Form 10-Q
period 1996-09-30
METZLER GROUP INC
filed 1996-11-18
CIK 1019737

12

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                 For the quarterly period ended
                       September 30, 1996

Commission file No.   0-28830

                               OR

 [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


                     The Metzler Group, Inc.
      (Exact name of Registrant as specified in its charter)

Delaware                                      36-4094854
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)


    520 Lake Cook Road, Suite 500, Deerfield, Illinois  60015
   (Address of principal executive office, including zip code)

                        (847)  914 - 9100
      (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [  ]       NO  [ X ]

As of November 1, 1996  the Registrant had outstanding
10,585,000 shares of its $.001 par value Common Stock.


                     THE METZLER GROUP, INC.

                Quarter Ended September 30, 1996

                              INDEX



PART 1 - FINANCIAL INFORMATION                            PAGE

Item 1                Financial Statements

                      Balance Sheets as of September
                      30, 1996 and December 31, 1995
                      (unaudited)...................       3


                      Statements of Operations for
                      the three months
                      and nine months ended
                      September 30, 1996
                      and 1995 (unaudited)...........      4


                      Statements of Cash Flows for
                      the nine months
                      ended September 30, 1996
                      and 1995 (unaudited)...........      5


                      Notes to Financial Statements
                      (unaudited)....................      6


Item 2                Management's Discussion and
                      Analysis of Financial
                      Condition and Results of
                      Operations.....................      8



Part II - OTHER
INFORMATION

Item 6                Exhibits and Reports on
                      Form 8-K.......................      9

SIGNATURES             ..............................      10



                 PART I - FINANCIAL INFORMATION
                 Item 1.  Financial Statements.
                     THE METZLER GROUP, INC.
                         BALANCE SHEETS


                                   September 30,   December 31,
                                         1996       1995
                                    (unaudited)
  ASSETS
Current assets:
  Cash.....................         $  758,831   $   223,235
  Trade accounts receivable          5,353,114     2,288,878
  Note receivable from officer         744,848             _
  Prepaid expenses and other           797,951         7,939
     Total current assets            7,654,744     2,520,052
Property and equipment,net...          228,059       259,526
                                    $7,882,803    $2,779,578


   LIABILITIES AND STOCKHOLDERS'
              EQUITY
Current liabilities:
  Note payable                      $        __   $   405,740
  Notes payable to officers           1,000,000             _
  Current portion of obligations         15,443        15,443
    under capital lease
  Accounts payable                      375,048       177,576
  Accrued compensation and related
    costs                             2,068,486     1,659,290
  Income taxes payable                  126,836        14,859
  Deferred income taxes                 160,000       160,000
  Deferred revenue                      102,825        15,348
  Other current liabilities             265,428        37,786

     Total current liabilities        4,114,066     2,486,042
Obligations under capital lease,
   less current maturities               18,986        30,443
Deferred income taxes                    20,000        20,000
     Total liabilities                4,153,052     2,536,485
Stockholders' equity:
  Preferred stock, $.001 par value;
   3,000,000 shares authorized;
   no shares issued or outstanding           __            __
  Common stock, $.001 par value,
   15,000,000 shares authorized;
   9,714,285 shares issued and
   outstanding in 1996 and 1995           9,714          9,714
  Additional paid-in capital            107,682        107,682
  Retained earnings                   3,612,355        125,697
     Total stockholders' equity       3,729,751        243,093
                                     $7,882,803     $2,779,578

             See accompanying notes to financial statements.


               THE METZLER GROUP, INC.
               STATEMENTS OF OPERATIONS
                      (unaudited)

                          Three months ended       Nine months ended
                              September 30,           September 30,

                            1996        1995          1996      1995


 Revenues............... $ 5,602,685  $3,692,238  $16,459,332  $9,317,828

 Cost of services.......   2,775,027   1,645,387    7,989,837   4,485,832

 Gross profit...........   2,827,658   2,046,851    8,469,495   4,831,996

 Selling, general and
  administrative
  expenses..............   1,215,870   1,941,596    2,619,211   5,964,921

 Operating income (loss)   1,611,788     105,255    5,850,284  (1,132,925)

 Other expense,net......      38,740         930       51,167      98,573

 Income (loss) before
  income tax
  expense (benefit).....   1,573,048     104,325    5,799,117  (1,231,498)

Income tax expense
 (benefit)..............       26,459      37,348      112,459    (440,652)

Net income (loss).......  $ 1,546,589  $   66,977  $ 5,686,658  $ (790,846)

 Pro forma income data:
      Net income (loss)
       as reported......  $ 1,546,589  $   66,977  $ 5,686,658  $ (790,846)
      Pro forma
       adjustments to
       income tax expense    (602,760)   (281,780)  (1,799,403)   (865,510)
      Pro forma
       adjustments t0
       executive
       compensation
       expense...........          __      704,451  (1,019,460)  2,163,774

      Pro forma net
       income............   $  943,829   $  489,648 $ 2,867,795  $  507,418

      Pro forma net
       income per share..         0.10         0.05        0.29        0.05

 Shares used in
  computing pro forma
  net income per share       9,803,202    9,803.202   9,803,202   9,785,344

         See accompanying notes to financial statements.



                     THE METZLER GROUP, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                               Nine months ended
                                                  September 30,
                                               1996          1995
 Cash flows from operating
 activities:
  Net income (loss)....................     $ 5,686,658   $  (790,846)

 Adjustments to reconcile net
   income (loss) to net
   cash provided by operating
   expenses:

     Depreciation and amortization.....          69,430        71,662

     Loss on sale of property
       and equipment...................             665        62,379

     Deferred income taxes.............              --      (408,000)

     Changes in assets and liabilities:
       Receivables.....................      (3,064,236)   (1,088,275)
       Prepaid expenses................        (790,012)     (199,007)
       Accounts payable................         197,472        (1,446)
       Accrued compensation
         and related costs.............         409,196     2,520,266
       Other accrued
         liabilities...................         339,619       153,939
       Deferred revenues...............          87,477        51,439

 Net cash provided by operating
   activities..........................       2,936,269       372,111

 Cash flows from investing activities:
   Purchase of property and
    equipment.........................          (38,628)      (30,409)
   Proceeds from sale of
    property and equipment                           --         1,458
 Net cash used in investing activities          (38,628)      (28,951)

Cash flows from financing activities:
  Sale of common stock...............                --        61,579
  Repayment of note payable..........           (405,740)           --
  Issuance of note payable...........                 --        49,447
  Issuance of notes payable to
    officers.........................          1,000,000            --
  Note receivable from officer.......           (744,848)           --
  Distributions to stockholders......         (2,200,000)           --
  Payments for obligation
    under capital lease..............            (11,457)       (11,457)
 Net cash provided by (used in)
   financing activities..............         (2,362,045)        99,569
 Net increase in cash................            535,596        442,729

 Cash at beginning of period.........            223,235         63,631
 Cash at end of period...............       $    758,831    $   506,360

 Supplemental information:
  Interest payments..................       $     20,621    $    42,047
  Income tax payments................       $      2,400    $     7,830

                See accompanying notes to  financial statements.



                     THE METZLER GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS


Note 1.   Basis of Presentation

     The accompanying unaudited interim financial statements of The Metzler Group, Inc. (the Company) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending
December 31, 1996.

      These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in the Registration Statement (No. 333-9019) on Form S-1 filed by the Company with the Securities and Exchange Commission on July 26, 1996, as amended.



Note 2.   Summary of Significant Accounting Policies


 Pro Forma Net Income Per Share

      Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares resulting from the grant of 355,666 common stock options on June 30, 1996 (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting
Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve-month period prior to the proposed initial public offering have been included in the calculation of common and common equivalent shares using the treasury stock method and the initial public offering price per share as if they were outstanding for all periods presented.

      The pro forma adjustments during the three and nine month periods ended September 30, 1995 and the nine months ended September 30, 1996 reflect the impact of a compensation plan effective July 1, 1996, and the related tax effect of such adjustments.

      The pro forma adjustments for the three and nine month periods ended September 30, 1996 include federal and the additional state income tax expense that would have been required had the Company not made the S-corporation election effective January 1, 1996.

                      THE METZLER GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (continued)

Note 3.   Subsequent Events


 Board of Director Actions

      During September and October 1996, Metzler & Associates, Inc. amended its articles of incorporation effecting a 9,714,285 for 1 stock split of the Company's common stock and an increase in the number of authorized shares of the Company's common stock to 15,000,000 shares and filed articles of merger to merge Metzler & Associates, Inc. with a newly formed subsidiary of The Metzler Group, Inc., whereby Metzler & Associates, Inc. became a wholly-owned subsidiary of The Metzler Group, Inc. Also in October 1996, The Metzler Group, Inc. filed an amended and restated certificate of incorporation authorizing 3,000,000 shares of preferred stock of the Company. The accompanying financial statements and notes thereto have been adjusted retroactively to give effect to the aforementioned actions.


Initial Public Offering

      On October 4, 1996, the Company completed an initial public offering of its common stock in which 2,300,000 shares were sold by the Company, along with an additional over-allotment of 285,000 shares, sold by the Company, resulting in net proceeds of approximately $38 million.

     Concurrent with the completion of the initial public offering and in accordance with an agreement entered into during July 1996 between the Company and its founding shareholder, the Company redeemed 1,714,285 shares of the shareholder's common stock and issued to the shareholder a promissory note for $7,975,000. This promissory note was non-interest bearing and was paid in full on November 8, 1996.

     Following the closing of the Company's initial public offering and in accordance with an agreement entered into during September 1996 between the Company and an officer, a note receivable from the officer with a principal amount of $725,000 became due and payable. The principal and accrued interest on the note were paid, to the Company, in full on November 8, 1996.


                             Item 2.
                     THE METZLER GROUP, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Revenues. Revenue increased by 52% to $5.6 million  in  the three months ended September 30, 1996 from $3.7 million in the comparable 1995 period. Revenues for the first nine months of 1996 increased 77% to $16.5 million from $9.3 million for the first nine months of 1995. These increases were primarily caused by increased demand for management consulting services in the electric utility industry and a change in the Company's management compensation structure that places more emphasis on the generation of new client engagements. These factors generated increases in both the number of client projects and the average size of client projects for the third quarter and the first nine months of 1996 versus the comparable 1995 periods.

      Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 38% to $2.8 million in the third quarter of 1996 from $2.0 million in the third quarter of 1995. For the first nine months of 1996, gross profit grew 75% to $8.5 million from $4.8 million in the same period in 1995. Gross profit as a percentage of revenues was 50% for the third quarter of 1996 as compared to 55% in the year earlier period. Gross profit margins were 51% and 52% for the first nine months of 1996 and 1995, respectively. Changes in the Company's gross profit margins are typically the result of changes in the utilization rates for the professional staff. While average utilization rates for the third quarter of 1996 and the nine month periods ended September 30, 1996 and 1995 were largely consistent, the utilization rate for the three month period ended Swptember 30, 1995 was significantly in excess of expected standard levels.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. Compared to the year earlier periods, selling, general and administrative expenses decreased 37% to $1.2 million from $1.9 million for the third quarter and 56% to $2.6 million from $6.0 million for the first nine months. As a percentage of revenues, selling, general and administrative expenses decreased to 22% in the third quarter of 1996 from 53% in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, selling, general and administrative expenses represented 16% and 64% of revenues, respectively. The decrease is attributable to a change in the compensation of the Company's principal executives. Effective January 1, 1996, the Company restructured its approach to compensating these executives, discontinuing the use of incentive compensation based on revenues and gross margins in favor of profit distributions under an alternative corporate tax structure (see Income Taxes, below).

      Operating Income (Loss). Operating income for the third quarter of 1996 increased to $1.6 million from $0.1 million in the comparable year earlier period. For the first nine months of 1996 operating income was $5.9 million, as opposed to an operating loss for the nine months ended September 30, 1995 of $1.1 million. The improvement is attributable to the increased revenues and the decrease in selling, general and administrative expenses resulting from the change in compensation for the Company's key executives, as described above.

     Income Taxes. Effective January 1, 1996, the stockholders of the Company elected to be taxed under Subchapter S of the Internal Revenue Code. Federal income taxes are the responsibility of the Company's stockholders as are certain state income taxes. Accordingly, the statements of operations for the three and nine month periods September 30, 1996 do not include a provision for Federal or certain state income taxes. The
Company's S Corporation status will terminate upon the consummation of the initial public offering of the Company's stock. (See accompanying notes to financial statements; Note 2.)


Liquidity and Capital Resources

     The Company's primary source of liquidity has been operating cash flow, periodically supplemented by borrowings under a bank line of credit and by loans from shareholders. The Company has a line of credit which expires on December 31, 1996 and provides for maximum borrowing of $1.2 million.



                             Item 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (continued)

     At September 30, 1996 the Company had notes payable to shareholders in the aggregate amount of $1.0 million. The notes, each with a principal amount of $0.5 million, bear interest at a rate of 10% and mature on December 31, 1996.

      On October 4, 1996, the Company completed an initial offering of its common stock which resulted in net proceeds to the Company of approximately $30 million, following the redemption of a portion of the stock of the Company's founding shareholder. The Company believes the net proceeds from this offering, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs, which may included future acquisitions of complementary businesses, at least through the next eighteen months.


                    PART II-OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K.


(a)   Exhibits

     (27)   Financial Data Schedule


(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended September 30,1996.




                             Item 6.
                           Exhibit 27
                     Financial Data Schedule
                       September 30, 1996

     THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
     EXTRACTED FROM THE METZLER GROUP, INC'S., BALANCE
     SHEET AT SEPTEMBER 30, 1996 AND STATEMENTS OF
     OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1996


                                Nine Months
                                (unaudited)
    Article..................           5

    Period-Tupe..............           3 mos

    Fiscal-Year-End..........    Dec 31, 1996

    Period-End...............    Sep 30, 1996

    Cash.....................         758,831

    Securities...............              --

    Receivables..............       5,353,114

    Allowances...............              --

    Inventory................              --

    Current-Assets...........       7,654,744

    PP&E.....................         753,424

    Depreciation.............         525,365

    Total-Assets.............       7,882,803

    Current Liabilities......       4,114,066

    Bonds....................              --

    Preferred-Mandatory......              --

    Preferred................              --

    Common...................            9,714

    Other Securities.........              --

    Total Liabilities and
    Equity...................        7,882,803

    Sales....................       16,459,332

    Total
    Revenue..................       16,459,332

    CGS......................        7,989,837

    Total
    Costs....................       11,679,675

    Other-Expenses...........           51,167

    Loss
    Provision................               --

    Interest-Expense.........           87,156

    Income-Pretax............        4,779,657

    Income-Tax...............        1,911,862

    Income-Continuing........        2,867,795

    Discontinued.............               --

    Extraordinary............               --

    Changes..................               --

    Net Income...............         2,867,795

    EPS-Primary..............               .29

    EPS-Diluted..............               .29




                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE METZLER GROUP, INC.



Date: November 15, 1996             By:/s/ Robert P. Maher
                                    Robert  P. Maher
                                    Chairman of the Board,
                                    President and
                                    Chief Executive Officer


Date: November 15, 1996             By:/s/ James F.Hillman
                                    James F. Hillman
                                    Chief Financial Officer


                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE METZLER GROUP, INC.



Date: November 15, 1996
                                   By:_____________________
                                    Robert  P. Maher
                                    Chairman of the Board,
                                    President and
                                    Chief Executive Officer


Date: November 15, 1996
                                   By:_____________________________
                                    James F. Hillman
                                    Chief Financial Officer