Form 10-K405
period 1996-12-31
METZLER GROUP INC
filed 1997-03-31
CIK 1019737

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-28830

                            THE METZLER GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      36-4094854
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

            520 LAKE COOK ROAD, SUITE 500, DEERFIELD, ILLINOIS 60015 (Address of principal executive offices, including zip code)

                                 (847) 914-9100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                 Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 14, 1997, [10,627,181] shares of the Registrants common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq National Market, was approximately $256,380,742 as of this date.

     The Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be hold May 21, 1997 is incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     The Metzler Group, Inc. is a leading nationwide provider of consulting services to electric utilities and other energy-related businesses. The Company offers a wide range of consulting services related to information technology, process/operations management, business strategy development, and marketing and sales designed to assist its clients in succeeding in a business environment of changing regulation, increasing competition and evolving technology. The Company has competed successfully in this environment, having achieved revenue growth of 29% from 1994 to 1995 and over 60% in 1996.

     The electric utility industry is one of the largest industries in the United States. According to the Edison Electric Institute, in 1995 the total assets of investor-owned utilities (which account for the vast majority of the industry's generating capacity and revenues) exceeded $575 billion and electric utility industry revenues from sales to end users totaled approximately $207 billion.

     The demand for consulting services in the U.S. electric utility industry is driven in significant part by the revolutionary change facing the industry as it begins to convert from a regulated monopoly structure to an increasingly competitive environment. Historically, due to the significant fixed costs inherent in generating and transmitting electricity, electric utilities were viewed as natural local monopolies, operating as an integrated entity to generate, transmit and distribute retail electricity within designated geographic service areas without competition from other suppliers.

     However, as a result of recent market, regulatory and legislative factors, competition in the electric utility industry is being encouraged at both the state and federal regulatory levels, but the transformation to a competitive market for electricity is proceeding unevenly. Although deregulation of the transportation and telecommunications industries was accomplished relatively rapidly, deregulation of the electric utility industry has been more difficult due to the complex and overlapping web of over 200 federal and state regulatory bodies and the presence of a large number of separate, regulated companies. Accordingly, implementation will likely unfold on a state-by-state basis into the next century and may well face challenges from utilities and state and local governments.

     The changing competitive environment in the electric utility industry has forced utility companies to confront an evolving range of strategic options and challenges. In order to deal with these challenges and address these opportunities, electric utilities are formulating and implementing new strategies and tactics, including redesigning business processes, re-engineering work forces, acquiring more effective information technology and adopting or restructuring customer service and marketing programs. Utilities are increasingly turning to experienced outside consulting firms to assist in or lead this process because: (i) the pace of change is eclipsing utilities' internal resources; (ii) many utilities lack the depth and breadth of experience to identify, evaluate and implement the full range of possible options and solutions; (iii) outside specialists often enable electric utilities to develop better solutions in shorter time frames; (iv) purchasing consulting expertise converts fixed labor costs to variable costs and can be more cost-effective; and
(v) consultants can often formulate more objective advice, free of internal cultural or political forces.

     Metzler believes that several competitive factors distinguish it from other participants in the consulting market including: (i) established electric utility expertise developed over more than thirteen years of providing consulting services to the electric utility industry; (ii) deep-rooted client relationships supporting multiple engagements; (iii) proprietary knowledge base that the Company has developed internally and continuously refines for incorporation into analysis for new engagements; (iv) wide range of industry-specific services that enables the Company to be a single-source provider of consulting services to utilities while maintaining advanced skill sets in each area; and (v) strategic planning methodology using a high-level modeling tool developed by Metzler to support the comprehensive strategic planning process of utilities.

     Metzler's growth strategy includes the following elements: (i) further penetrating its existing client base; (ii) seeking new clients and expanding its geographic presence; (iii) continuing to recruit highly skilled professionals with skill sets and client relationships complementary to the Company's existing professional base; (iv) pursuing strategic acquisitions that provide the Company with an expeditious and cost-effective method of increasing its number of consultants, broadening its client base, expanding its skill sets or expanding its presence in a geographic region; and (v) expanding its service offerings to include other service areas that the Company believes will be in demand as the industry continues its move toward a more competitive environment.

SERVICES

     The Company offers its consulting services in four principal areas: information technology, process/operations management, strategy, and marketing and sales. In order to understand the basic characteristics of a client, organizational unit or project, the Company generally performs more than 75% of the engagement at the client's site. This on-site presence helps avoid the development of conclusions drawn from limited exposure to company personnel, processes and facilities and enables Metzler consultants to be available to service further or expanded client needs as they may evolve. Although extensive time is spent on site, all Metzler consultants have portable computers running common software for word processing and tabular and graphic presentations, thereby allowing the project team to remain relatively independent of and non-intrusive into the client's daily business operations.

     The table below provides examples of the Company's service offerings in each of these areas.

      CATEGORY OF SERVICE                            DESCRIPTION OF PROJECTS
      -------------------                            -----------------------
INFORMATION TECHNOLOGY             - Total life cycle analysis and implementation of
                                   activity-based management systems, including process
                                     evaluation, activity definition, chart of accounts and
                                     system design, construction and implementation
                                   - Development of strategic information systems plans
                                   - Development of information systems such as activity-based management and marketing information systems
                                   - Development of information requirements and package
                                   evaluations for executive information systems, materials
                                     management systems and work management systems
                                   - Development of telecommunications systems, including
                                   integrated communications planning, communications market
                                     analysis, network traffic evaluation and customer
                                     operations process design
PROCESS/OPERATIONS MANAGEMENT      - Examination and reorganization of customer operations
                                   - Evaluation of distribution operations
                                   - Business process redesign of the material procurement and contract function
                                   - Consolidation options for transmission, distribution and customer service operations
                                   - Examination and restructuring of plant operations and
                                   maintenance functions
                                   - Consolidation and integration options for the marketing
                                   and customer services operations
                                   - Development of materials management programs
                                   - Materials management support for outages
                                   - Development of procurement strategies, policies and
                                   procedures
                                   - Examination of contract consolidation

      CATEGORY OF SERVICE                            DESCRIPTION OF PROJECTS
      -------------------                            -----------------------
STRATEGY                           - Identification and evaluation of candidates for merger,
                                   consolidation or acquisition
                                   - Evaluation of alternative regulatory and legislative
                                   positions
                                   - Identification of how market clearing prices would respond to various strategic initiatives and activities within the marketplace
                                   - Development of non-regulated business plans and
                                   objectives, including investment and spending objectives
                                   - Examination of domestic and international energy market
                                   sectors and identification of opportunities for competitive leverage
                                   - Development of negotiation strategies for the client in
                                   the initiation and renewal of power commitment contracts
                                   - Independent evaluation of the planning process and
                                   products
                                   - Quantification and prioritization of operational and
                                     business strategies
MARKETING AND SALES                - Marketing analysis, market surveys, competitive
                                   assessments and profitability objectives
                                   - Detailed analysis of the marketplace including potential size and volume growth rates, customer preferences,
                                     competitive strategies and market penetration options
                                   - Market survey of industrial and commercial customers in
                                   response to proposed unbundled energy services
                                   - Development of market strategies and marketing plans
                                   - Restructuring of account management programs
                                   - Restructuring and consolidation of distribution system
                                   networks to optimize service delivery
                                   - Redesign and implementation of marketing and customer
                                   service functions

MARKETING AND SALES

     The Company markets its services directly to senior executives of utilities from its headquarters near Chicago, Illinois. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective clients, including on-site presentations to senior utility executives, industry seminars featuring presentations by Metzler personnel and authoring of articles and other publications regarding the utility industry and the Company's methodologies.

     A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of engagements during delivery to include follow-on complementary activities. Also, the Company's on-site presence affords it the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client. The strong client relationships arising out of many engagements often facilitate the Company's ability to market additional capabilities to its clients in the future. In addition, the Metzler senior management teamis actively engaged in meeting with utilities that have not yet engaged the Company and newly appointed senior managers in utilities where the Company has worked in the past to make them aware of the Company's capabilities.

CLIENTS AND REPRESENTATIVE SERVICES

     The Company has performed consulting assignments for more than 120 utility industry clients, principally investor-owned electric utilities. The Company's clients also include gas and water companies and other ownership structures such as holding companies, electric cooperatives, public power agencies and state regulatory commissions. The Company also serves independent power producers, co-generators and power marketers and suppliers to the utility industry.

     Because of the nature and scope of many of the Company's projects, the Company derives a significant portion of its revenues from a relatively limited number of clients that operate exclusively in the electric utility industry. For example, during 1996, revenues from the Company's ten most significant clients accounted for approximately 80.1% of its revenues. In 1996, a group of affiliated clients and the Company's then largest single client accounted for approximately 20.5% and 15.5% of the Company's revenues, respectively. The Company's largest clients typically engage the Company on consulting projects that span from twelve to eighteen months and thereafter the Company may not be rehired for a significant project for varying periods of time. This typical engagement cycle causes the Company's ten most significant clients, absent project carryovers, to change from year to year. For these reasons, the Company believes that it is not materially dependent on any particular client.

HUMAN RESOURCES

     As of March 14, 1997, the Company's personnel consisted of 67 employees. The Company's success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with its hiring efforts, the Company employs a full-time human resources director, retains executive search firms and relies on personal and business contacts to recruit professionals with significant utility industry or consulting experience. The Company's hiring focus is not on finding a large number of employees, but rather on identifying candidates who are well suited by background and temperament to serve the Company's utility client base. The Company's consultants are drawn from utility and related industries such as engineering, construction and telecommunications, and from accounting and other consulting organizations. The Company's fifteen senior most managers each average a total of fifteen years of utility industry and consulting experience. The Company has experienced consultant attrition of approximately 15% over each of the last two years, predominately at the associate level.

     The Company has developed mentoring programs to assist in training its employees, and intends to further enhance its focus on employee training in the future. The Company also develops its consultants through a training program, as well as review of precedent from prior Company engagements.

     The Company promotes loyalty and continuity of its consultants by offering packages of base and incentive compensation and benefits that it believes are significantly more attractive than those offered by the consulting industry in general. In addition, to attract and retain consultants, the Company has established several employee benefit plans.

     In addition to the employees discussed above, Metzler supplements its consultants on certain engagements with independent contractors, many of whom are former employees of the Company. The Company is responsible for selecting these individuals and integrating their work product into a total solution for the Company's utility client. The Company believes that its practice of retaining independent contractors on a per-engagement basis provides it with greater flexibility in adjusting professional personnel levels in response to changes in demand for its services.

COMPETITION

     The market for consulting services to electric utilities is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including general management consulting firms, the consulting practices of "Big Six" accounting firms, and local or regional firms specializing in utility services. Many information technology consulting firms also maintain significant practice groups devoted to the utility industry. Many of these companies are national and international in scope and have greater financial, technical and marketing resources than the Company. The Company believes that its experience, reputation, industry focus and broad range of services will enable it to compete effectively in its marketplace.

ITEM 2 -- PROPERTIES

     Metzler currently operates from 10,000 square feet of leased office space located in Deerfield, Illinois. The Company believes that additional space will be required as its business expands geographically and that it will be able to obtain suitable space as needed.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is not a party to any litigation and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996 and prior to the effective date of its initial public offering, the Company submitted the approval of a Long Term Incentive Plan (the "Plan") and the granting of options pursuant to the Plan to its stockholders in anticipation of the offering. On October 2, 1996, holders of 100% of the issued and outstanding shares of Common Stock of the Company approved the Plan and the options granted thereunder by unanimous written consent.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "METZ". The following table shows the range of reported high and low bid quotations for the Company's Common Stock, for the fiscal periods indicated, as reported on the Nasdaq National Market.

                        FISCAL 1996:                             HIGH      LOW
                        ------------                             ----      ---
January - March.............................................    $  N/A    $  N/A
April - June................................................    $  N/A    $  N/A
July - September............................................    $  N/A    $  N/A
October - December..........................................    $36.75    $19.50

     The Company had 10 holders of record of its Common Stock at March 14, 1997 and approximately 1,400 beneficial owners. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend on its Common Stock in the foreseeable future.

ITEM 6 -- SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Company's Financial Statements and related Notes thereto and with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                   1996      1995      1994      1993      1992
                                                   ----      ----      ----      ----      ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues........................................  $22,093   $13,460   $10,420   $10,380   $9,216
Cost of services................................   11,111     6,422     5,263     5,797    5,644
                                                  -------   -------   -------   -------   ------
Gross profit....................................   10,982     7,038     5,157     4,583    3,572
Selling, general and administrative expenses....    3,732     7,650     5,327     4,267    4,006
                                                  -------   -------   -------   -------   ------
Operating income (loss).........................    7,250      (612)     (170)      316     (434)
Other expense (income), net.....................     (295)      127        72        15      (24)
                                                  -------   -------   -------   -------   ------
Income (loss) before income tax expense
  (benefit).....................................    7,545      (739)     (242)      301     (410)
Income tax expense (benefit)(1).................      691      (266)      (58)      147     (145)
                                                  -------   -------   -------   -------   ------
Net income (loss)...............................  $ 6,854   $  (473)  $  (184)  $   154   $ (265)
                                                  =======   =======   =======   =======   ======
Pro forma income data:
  Net income (loss) as reported.................  $ 6,854   $  (473)
  Pro forma adjustments to income tax
     expense(2).................................   (1,799)   (1,110)
  Pro forma adjustments to executive
     compensation expense(3)....................   (1,020)    2,775
                                                  -------   -------
  Pro forma net income..........................  $ 4,035   $ 1,192
                                                  =======   =======
Pro forma net income per share(4)...............    $0.40     $0.12
                                                  =======   =======

                                                                AS OF DECEMBER 31,
                                                  ----------------------------------------------
                                                   1996      1995      1994      1993      1992
                                                   ----      ----      ----      ----      ----
                                                                  (IN THOUSANDS)
Balance Sheet Data:
Cash and cash equivalents.......................  $32,733   $   223   $    64   $     3   $    2
Working capital.................................   33,872        34       310       348       85
Total assets....................................   37,581     2,780     2,518     3,459    2,697
Obligations under capital lease, less current
  portion.......................................       14        30        46        60       --
Total stockholders' equity......................   34,092       243       655       860      752

-------------------------
(1) Prior to January 1, 1996, the Company had operated as a C-corporation. Effective January 1, 1996, the stockholders of the Company elected to be taxed under Subchapter S of the Internal Revenue Code. As an S-corporation, the Company was not subject to federal (and some state) income taxes. These taxes were the responsibility of the Company's stockholders. The S-corporation election terminated in connection with the consummation of the initial public offering of the Company's common stock on October 4, 1996. See Note 2 of Notes to Consolidated Financial Statements.

(2) The pro forma adjustments for 1996 include federal and additional state income tax expense of $1,799,403 that would have been required had the Company not made the S-corporation election effective January 1, 1996. The pro forma adjustments for 1995 include additional federal and state income tax expense of $1,110,117 that would have been required had the Company's compensation expense decreased in 1995 to the level commensurate with the compensation plan adopted effective July 1, 1996, as noted below. See Note 2 of Notes to Consolidated Financial Statements.

(3) The pro forma adjustments for the years 1996 and 1995 reflect the impact of a compensation plan effective July 1, 1996. Salary and bonuses for the executive officers of the Company are included in selling, general and administrative expenses. The pro forma adjustments for 1996 represent an increase to selling, general and administrative expense of $1,019,460; the amount by which officer compensation expense that would have been paid under the compensation plan adopted July 1, 1996 exceeded officer compensation actually paid. The pro forma adjustments for 1995 represent a decrease in selling, general and administrative expense of $2,775,293; the amount by which officer compensation actually paid exceeded the compensation that would have been paid had the compensation plan adopted on July 1, 1996 been in effect for all of 1995. See Note 2 of Notes to Consolidated Financial Statements.

(4) Pro forma net income per share for the year ended December 31, 1996 is based on the weighted average of 10,046,218 common and common stock equivalent shares outstanding which includes 9,931,964 average actual common shares outstanding and 114,254 common stock equivalent shares outstanding during the year. Pro forma net income per share for the year ended December 31, 1995 is based on the weighted average of 9,781,051 common and common stock equivalent shares outstanding which includes 9,692,134 average actual common shares outstanding and 88,917 common stock equivalent shares outstanding during the year. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC.

OVERVIEW

     The Metzler Group, Inc. is a leading nationwide provider of consulting services to electric utilities and other energy-related businesses. The Company offers a wide range of consulting services related to information technology, process/operations management, strategy, and marketing and sales designed to assist its clients in succeeding in a business environment of changing regulation, increasing competition and evolving technology.

     The Company derives substantially all of its revenues from fees for professional services, which are billed at standard daily rates or provided on a fixed-bid basis. Over the last three years, the substantial majority of the Company's revenues has been generated under standard daily rates billed on a time and expenses basis. Clients are typically invoiced on a monthly basis with revenue recognized as the services are provided. Fixed-bid revenue is recognized by the percentage of completion method based on the ratio of costs incurred to total estimated project costs. Although fixed-bid projects subject the Company to the risk of cost overruns, the Company has not incurred a loss on a fixed-bid contract during the last three years.

     The Company's most significant expenses are project personnel costs, which consist of consultant salaries and benefits, and travel-related direct project expenses. Project personnel are typically full-time professionals employed by the Company, although the Company supplements its project professional personnel through the use of independent contractors. The Company retains contractors for specific client engagements on a task-specific, per diem basis during the period their expertise or skills are required. The Company believes that retaining contractors on a per-engagement basis provides it with greater flexibility in adjusting professional personnel levels in response to changes in demand for its services.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                            1996       1995       1994
                                                            ----       ----       ----
Revenues................................................    100%       100%       100%
Cost of services........................................     50         48         51
                                                            ---        ---        ---
Gross profit............................................     50         52         49
Selling, general and administrative expenses............     17         57         51
                                                            ---        ---        ---
Operating income (loss).................................     33         (5)        (2)
Other expense (income), net.............................     (1)         1          1
                                                            ---        ---        ---
Income (loss) before income tax expense (benefit).......     34         (6)        (3)
Income tax expense (benefit)............................      3         (2)        (1)
                                                            ---        ---        ---
Net income (loss).......................................     31%        (4)%       (2)%
                                                            ===        ===        ===

1996 COMPARED TO 1995

     Revenues. Revenues increased 64% to $22.1 million in 1996 from $13.5 million in 1995. This increase was caused by increased demand for management consulting services in the electric utility industry and a change in the Company's management compensation structure that places more emphasis on the generation of new client engagements. These factors generated increases in both the number of client projects and the average size of client projects.

     Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 56% to $11.0 million in 1996 from $7.0 million in 1995. Gross profit as a percentage of revenues was 50% in 1996 compared to 52% in 1995. The year over year decrease in the gross profit percentage was due to lower utilization rates for full time professional personnel and a higher proportion of subcontracted labor in 1996. Utilization rates in 1995 exceeded the Company's expected standard levels and were reduced to levels that the Company considers to be sustainable.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. Selling, general and administrative expenses decreased 51% to $3.7 million in 1996 from $7.6 million in the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 17% in 1996 from 57% in 1995. The decrease is attributable primarily to the change in the taxable status of the Company from a C-corporation to an S-corporation commencing January 1, 1996, with the Company's profits being distributed to its principal executives. In conjunction with the change in taxable status, the Company eliminated all other incentive compensation programs for these key executives. Effective July 1, 1996, in contemplation of the termination of the Company's S-corporation status in connection with the closing of the Company's initial public offering of common stock, the Company adopted a new executive compensation plan. The pro forma adjustments for 1996 and 1995 reflect the impact of this compensation plan. The pro forma adjustment for 1996 includes an increase in officer compensation of $1.0 million while the pro forma adjustment for 1995 incorporates a decrease in officer compensation of $2.8 million. After giving effect to these pro forma adjustments, selling, general and administrative expenses would represent $4.8 million, or 22% of revenues, in 1996 and $4.9 million, or 36% of revenues, in 1995. Although selling, general and administrative expenses generally increase as the Company's revenues increase, the Company believes it can continue to leverage its existing overhead structure to lower selling, general and administrative expenses as a percentage of revenue in the future.

     Operating Income (Loss). Operating income for 1996 was $7.2 million, as opposed to an operating loss for 1995 of $0.6 million. The improvement is attributable to the increased revenues and the decrease in selling, general and administrative expenses resulting from the change in compensation for the Company's key executives, as described above.

     Income Taxes. Effective January 1, 1996, the stockholders of the Company elected to be taxed under Subchapter S of the Internal Revenue Code. As an S-corporation, the net income of the Company from January 1, 1996 was taxable for federal (and some state) income tax purposes directly to the Company's stockholders. The Company's S-corporation status was terminated October 4, 1996 upon the completion of the Company's initial public offering of its common stock. Accordingly, the consolidated statement of operations for 1996 does not include a provision for federal or certain state income taxes for the period January 1, 1996 through October 3, 1996.

1995 COMPARED TO 1994

     Revenues. Revenues increased 29% to $13.5 million in 1995 from $10.4 million in 1994. The increase in revenues was attributable to a 10% increase in the Company's standard daily rates, an increase in the number of client projects and an increase in the average size of client projects. The rate increase was applicable to new client engagements that commenced after the third quarter of 1994, but the full effect was not evident until 1995 because of the high level of work in process for the fourth quarter of 1994.

     Gross Profit. Gross profit increased 36% to $7.0 million in 1995 from $5.2 million in 1994. Gross profit as a percentage of revenues increased to 52% in 1995 from 49% in 1994. This increase is attributable to higher utilization rates for professional personnel, higher standard daily rates and reduced reliance on independent subcontractors in 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 44% to $7.7 million in 1995 from $5.3 million in 1994. This increase is attributable to higher 1995 compensation for the Company's principal executive officers. The Company's 1995 executive incentive plan provided for compensation payments that were largely commensurate with increased gross profits generated from incremental revenues. Selling, general and administrative expenses, as a percentage of revenues, increased to 57% in 1995 from 51% in 1994. Excluding the incentive compensation expense for key executives, the remaining selling, general and administrative expenses were 11% and 13% of revenues in 1995 and 1994, respectively.

     Operating Income (Loss). The operating loss increased to $0.6 million in 1995 from $0.2 million in 1994. The higher operating loss in 1995 was driven by increased compensation for the Company's principal executive officers, mitigated to some degree by improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity has been cash flow from operations, periodically supplemented by borrowings under a bank line of credit and by loans from stockholders. Cash flow from operations amounted to $5,140,000, $112,000 and $254,000 for 1996, 1995 and 1994, respectively. The increase in cash flows from operations for 1996 is largely commensurate with the increase in revenues and the decrease in selling, general and administrative expenses for the period, as described above. Operating cash flows for 1995 and 1994 reflect the operating income and net income levels during those years and the effects of changes in two key elements of working capital: accounts receivable and accrued compensation and related costs. Accounts receivable decreased in 1994 as improvements in year-end collections reduced the days revenue outstanding at year end. At year end 1995, accounts receivable increased as a result of higher revenues and billings, partially offset by improvements in collections which further reduced the days revenue outstanding. The Company has a substantial level of accrued compensation at each year end because salaries are paid monthly, in arrears, and because annual incentives and bonuses earned and accrued during the calendar year are typically paid in the first quarter of the subsequent year. Incentives and bonuses are based on individual as well as overall business performance and represent a significant proportion of total compensation for both project personnel and executive management. In 1994, accrued compensation decreased with the reduction in full time equivalent consultants. Accrued compensation for 1995 increased in line with the growth in professional personnel and higher utilization rates.

     Investing activities have not required significant cash flows historically.

     Cash flow provided by financing activities was $27.6 million for 1996. On October 4, 1996 the Company completed an initial offering of 2,585,000 shares of its common stock which resulted in proceeds of approximately $37 million after deducting underwriting discounts and commissions and other offering expenses. Concurrent with this offering and pursuant to an agreement negotiated in July 1996, the Company redeemed 1,714,285 shares of common stock held by its founding shareholder in exchange for a promissory note in the amount of $7,975,000. The promissory note was repaid within 30 days after the effective date of the offering. In January 1996, the Company issued notes payable to two shareholders in the aggregate amount of $1.0 million. The notes, each with a principal amount of $0.5 million, bear interest at a rate of 10%. The proceeds from these notes were used to repay $406,000 in debt outstanding under a line of credit and to provide working capital for operations during the interim periods prior to the stock offering. During the period from January 1, 1996 to October 4, 1996 the Company was taxed as an S-corporation. As an S-corporation, all the Company's net income from that period will be distributed to its key executives and included in their personal taxable income. During 1996, the Company distributed $2.2 million of S-corporation earnings. Undistributed S-corporation earnings amount to $3.5 million as of December 31, 1996.

     The Company believes the net proceeds from the initial offering of its common stock, together with funds generated by operations, will provide adequate cash to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, at least through the next eighteen months. Thereafter, the Company anticipates that its cash requirements related to future operations and potential acquisitions will be funded with cash generated from operations and short-term borrowings. The Company currently has no agreements, understandings or commitments regarding future acquisitions. Pending such uses, the net proceeds are invested in short-term, interest-bearing investment grade securities. The Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Consolidated Financial Statements of the Company are annexed to the report as pages F-1 through F-13. An index to such materials appears on page F-1.

ITEM 9 -- CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS

     Not applicable

                                    PART III

     The information required by this Part III will be provided in the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement (the 'Proxy Statement") will be filed pursuant to Regulation 14A no later than 120 days following the Company's fiscal year ended December 31, 1996, and is incorporated herein by this reference to the extent provided below.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Board of Directors -- Director Compensation," "Management Compensation" and "Compliance with Section 16(a) of the Exchange Act."

ITEM 11 -- EXECUTIVE COMPENSATION

     Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Board of Directors" -- Director Compensation" and "Management Compensation."

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Stock Ownership of Directors, Executive Officers and Principal Holders."

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     The consolidated financial statements filed as part of this report are listing in the accompanying Index to Consolidated Financial Statements. The exhibits filed as part of this report are listed in the accompanying Exhibit Index. No reports of Form 8-K were filed by the Company during the last quarter of the period covered by this report. All financial statement schedules have been omitted because the information is not required.

                            THE METZLER GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent auditor's report................................    F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995and 1994...........................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995 and 1994..............    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
The Metzler Group, Inc.

     We have audited the accompanying consolidated balance sheets of The Metzler Group, Inc. and subsidiary as of December 31, 1996 and 1995 and related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metzler Group, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Chicago, Illinois
February 6, 1997

                            THE METZLER GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                                 ----          ----
ASSETS
Current assets:
  Cash and cash equivalents.................................  $32,732,670   $  223,235
  Accounts receivable.......................................    4,333,968    2,288,878
  Prepaid expenses and other................................      155,531        7,939
                                                              -----------   ----------
     Total current assets...................................   37,222,169    2,520,052
                                                              -----------   ----------
Property and equipment, at cost:
  Office furniture and equipment............................      778,464      599,466
  Computer software.........................................       58,729       55,109
  Other.....................................................       62,410       64,471
                                                              -----------   ----------
                                                                  899,603      719,046
  Less accumulated depreciation and amortization............     (540,894)    (459,520)
                                                              -----------   ----------
Net property and equipment..................................      358,709      259,526
                                                              -----------   ----------
     Total assets...........................................  $37,580,878   $2,779,578
                                                              ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable..............................................  $        --   $  405,740
  Notes payable to officers.................................    1,000,000           --
  Current portion of obligations under capital lease........       15,495       15,443
  Accounts payable..........................................      531,719      177,576
  Accrued compensation and related costs....................      783,346    1,659,290
  Income taxes payable......................................      734,994       14,859
  Deferred income taxes.....................................       25,000      160,000
  Deferred revenue..........................................       93,875       15,348
  Other current liabilities.................................      166,000       37,786
                                                              -----------   ----------
     Total current liabilities..............................    3,350,429    2,486,042
Obligations under capital lease, less current maturities....       13,600       30,443
Deferred income taxes.......................................      125,000       20,000
                                                              -----------   ----------
     Total liabilities......................................    3,489,029    2,536,485
                                                              -----------   ----------
Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares
     authorized; no shares issued or outstanding............           --           --
  Common stock, $.001 par value, 15,000,000 shares
     authorized; 10,585,000 and 9,714,285 shares issued and
     outstanding in 1996 and 1995; respectively.............       10,585        9,714
  Additional paid-in capital................................   29,301,418      107,682
  Retained earnings.........................................    4,779,846      125,697
                                                              -----------   ----------
     Total stockholders' equity.............................   34,091,849      243,093
                                                              -----------   ----------
     Total liabilities and stockholders' equity.............  $37,580,878   $2,779,578
                                                              ===========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                            THE METZLER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1996           1995           1994
                                                             ----           ----           ----
Revenues..............................................    $22,092,969    $13,459,725    $10,419,878
Cost of services......................................     11,110,696      6,421,560      5,262,922
                                                          -----------    -----------    -----------
Gross profit..........................................     10,982,273      7,038,165      5,156,956
Selling, general and administrative expenses..........      3,731,794      7,650,047      5,326,668
                                                          -----------    -----------    -----------
Operating income (loss)...............................      7,250,479       (611,882)      (169,712)
Other expense (income):
  Interest expense....................................        113,487         50,893         51,111
  Interest income.....................................       (367,278)       (17,469)        (5,097)
  Other, net..........................................        (40,497)        93,926         26,048
                                                          -----------    -----------    -----------
Total other expense (income)..........................       (294,288)       127,350         72,062
                                                          -----------    -----------    -----------
Income (loss) before income tax expense (benefit).....      7,544,767       (739,232)      (241,774)
Income tax expense (benefit)..........................        690,618       (266,000)       (58,000)
                                                          -----------    -----------    -----------
Net income (loss).....................................    $ 6,854,149    $  (473,232)   $  (183,774)
                                                          ===========    ===========    ===========
Pro forma income data (unaudited):
  Net income (loss) as reported.......................    $ 6,854,149    $  (473,232)
  Pro forma adjustments to income tax expense.........     (1,799,403)    (1,110,117)
  Pro forma adjustments to executive compensation
     expense..........................................     (1,019,460)     2,775,293
                                                          -----------    -----------
     Pro forma net income.............................    $ 4,035,286    $ 1,191,944
                                                          ===========    ===========
     Pro forma net income per share...................          $0.40          $0.12
                                                          ===========    ===========
Shares used in computing pro forma net income per
  share...............................................     10,046,218      9,781,051

          See accompanying Notes to Consolidated Financial Statements.

                            THE METZLER GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                PREFERRED STOCK           COMMON STOCK       ADDITIONAL                      TOTAL
                            -----------------------   --------------------     PAID-IN      RETAINED     STOCKHOLDERS'
                             SHARES       AMOUNT        SHARES     AMOUNT      CAPITAL      EARNINGS        EQUITY
                             ------       ------        ------     ------    ----------     --------     -------------
Balance at
  December 31, 1993.......         --   $        --          990   $     1   $    76,989   $   782,703    $   859,693
Retroactive restatement
  for a 9,714,285 for 1
  stock split in the form
  of a common stock
  dividend effective
  September 20, 1996......         --            --    9,616,152     9,616        (9,616)           --             --
                            ---------   -----------   ----------   -------   -----------   -----------    -----------
As restated...............         --            --    9,617,142     9,617        67,373       782,703        859,693
Net loss..................         --            --           --        --            --      (183,774)      (183,774)
Purchase of common
  stock...................         --            --     (485,714)     (486)     (140,662)           --       (141,148)
Issuance of common
  stock...................         --            --      388,571       389       119,586            --        119,975
                            ---------   -----------   ----------   -------   -----------   -----------    -----------
Balance at
  December 31, 1994.......         --            --    9,519,999     9,520        46,297       598,929        654,746
Net loss..................         --            --           --        --            --      (473,232)      (473,232)
Issuance of common
  stock...................         --            --      194,286       194        61,385            --         61,579
                            ---------   -----------   ----------   -------   -----------   -----------    -----------
Balance at
  December 31, 1995.......         --            --    9,714,285     9,714       107,682       125,697        243,093
Net income................         --            --           --        --            --     6,854,149      6,854,149
Purchase and retirement of
  common stock............         --            --   (1,714,285)   (1,714)   (7,973,286)           --     (7,975,000)
Issuance of common
  stock...................         --            --    2,585,000     2,585    37,167,022            --     37,169,607
S-Corporation
  distributions...........         --            --           --        --            --    (2,200,000)    (2,200,000)
                            ---------   -----------   ----------   -------   -----------   -----------    -----------
Balance at
  December 31, 1996.......         --   $        --   10,585,000   $10,585   $29,301,418   $ 4,779,846    $34,091,849
                            =========   ===========   ==========   =======   ===========   ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                            THE METZLER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                1996          1995         1994
                                                                ----          ----         ----
Cash flows from operating activities:
  Net income (loss)......................................    $ 6,854,149    $(473,232)   $(183,774)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.......................        102,688      136,024      186,297
     Loss on sale of property and equipment..............            665       93,622       25,246
     Deferred income taxes...............................        (30,000)    (273,000)     (80,000)
     Changes in assets and liabilities:
       Accounts receivable...............................     (2,045,090)    (284,637)     695,518
       Prepaid expenses and other assets.................       (147,592)       2,677      (10,616)
       Salary advances to officer........................             --           --       57,502
       Advances to affiliate.............................             --           --       72,842
       Accounts payable..................................        354,143      133,371      (19,726)
       Accrued compensation and related costs............       (875,944)     779,401     (474,210)
       Income taxes payable..............................        720,135           --           --
       Other accrued liabilities.........................        128,214      (17,509)     (15,330)
       Deferred revenues.................................         78,527       15,348           --
                                                             -----------    ---------    ---------
Net cash provided by operating activities................      5,139,895      112,065      253,749
                                                             -----------    ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment.....................       (249,279)     (51,329)     (45,081)
  Proceeds from sale of property and equipment...........         46,743        1,458       20,500
                                                             -----------    ---------    ---------
Net cash used in investing activities....................       (202,536)     (49,871)     (24,581)
                                                             -----------    ---------    ---------
Cash flows from financing activities:
  Purchase of common stock...............................     (7,975,000)          --     (141,148)
  Sale of common stock...................................     37,169,607       61,579      119,975
  Repayment of note payable..............................       (405,740)    (200,000)    (506,260)
  Issuance of note payable...............................             --      250,000      372,000
  Issuance of notes payable to officers..................      1,000,000           --           --
  Distributions to stockholders..........................     (2,200,000)          --           --
  Payments for obligation under capital lease............        (16,791)     (14,169)     (12,999)
                                                             -----------    ---------    ---------
Net cash provided by (used in) financing activities......     27,572,076       97,410     (168,432)
                                                             -----------    ---------    ---------
Net increase in cash.....................................     32,509,435      159,604       60,736
Cash and cash equivalents at beginning of year...........        223,235       63,631        2,895
                                                             -----------    ---------    ---------
Cash and cash equivalents at end of year.................    $32,732,670    $ 223,235    $  63,631
                                                             ===========    =========    =========
Noncash investing activity:
  Exchange of like-kind property.........................             --    $  28,500           --
                                                             ===========    =========    =========
Supplemental information:
  Interest payments......................................    $    67,228    $  51,119    $  48,435
  Income tax payments....................................    $    12,168    $   7,830    $  52,226

          See accompanying Notes to Consolidated Financial Statements.

                            THE METZLER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     The Metzler Group, Inc. (the "Company") is a leading provider of consulting services to electric utilities and other energy-related businesses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     Cash equivalents are comprised of highly liquid instruments with original maturities of 90 days or less.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives, ranging from three to five years, of the various classes of property and equipment. Depreciation related to capital lease obligations is amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method.

  Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments approximates fair value because of the short maturity of those instruments.

  Revenue Recognition

     The Company recognizes revenues as the related services are performed.

  Stock Based Compensation

     The Company utilizes the intrinsic value-based method of accounting for its stock-based compensation arrangements.

  Income Taxes

     Income taxes, including pro forma calculations, are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets

                            THE METZLER GROUP, INC.

and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Prior to January 1, 1996, the Company had operated as a C-corporation. Effective January 1, 1996, the stockholders of the Company elected to be taxed under Subchapter S of the Internal Revenue Code. Federal income taxes are the responsibility of the Company's stockholders as are certain state income taxes. As of the effective date of the election, the Company is responsible for Federal built-in-gain taxes to the extent applicable. Accordingly, the consolidated statement of operations for the year ended December 31, 1996 provides for such taxes. The S-corporation election terminated in connection with the consummation of the initial public offering of the Company's common stock on October 4, 1996.

  Pro Forma Net Income Per Share

     Pro forma net income per common and common equivalent share is computed based on the weighted average of 10,046,218 common and common equivalent shares outstanding during the year ended December 31, 1996 and 9,781,051 common and common equivalent shares outstanding during the year ended December 31, 1995.

     Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares resulting from the grant of 363,666 common stock options during the period from June 30, 1996 to September 30, 1996 (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve-month period prior to the initial public offering have been included in the calculation of common and common equivalent shares using the treasury stock method and the initial public offering price per share as if they were outstanding for all periods presented.

     The pro forma adjustments during the years 1996 and 1995 reflect the impact of a compensation plan effective July 1, 1996. The pro forma adjustments for 1996 include an increase to officer compensation expense of $1,019,460. The pro forma adjustments for 1995 include a decrease to officer compensation expense of $2,775,293.

     The pro forma adjustments for 1996 include federal and additional state income tax expense of $1,799,403 that would have been required had the Company not made the S-corporation election effective January 1, 1996. The pro forma adjustments for 1995 include additional federal and state income tax expense of $1,110,117, that would have been required had the Company's compensation expense decreased in 1995 to the level commensurate with the compensation plan adopted effective July 1, 1996, as noted above.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. INITIAL PUBLIC OFFERING

     On October 4, 1996 the Company completed an initial public offering of its common stock in which 2,300,000 shares were sold by the Company, along with an additional over-allotment of 285,000 shares, resulting in net proceeds of approximately $37 million, net of issuance costs of approximately $4 million.

                            THE METZLER GROUP, INC.

     Concurrent with the completion of the initial public offering and in accordance with an agreement entered into during July 1996 between the Company and its founding shareholder, the Company redeemed 1,714,285 shares of the shareholder's common stock and issued to the shareholder a promissory note for $7,975,000. See Note 10 of the Notes to Consolidated Financial Statements regarding repayment of the promissory note.

4. NOTE PAYABLE

     The Company had a line of credit with a bank which provided for maximum borrowings limited to 65% of eligible accounts receivable. The line of credit, which expired on December 31, 1996, had maximum borrowing of $1,200,000 and bore interest at the bank's prime rate (8.25% at December 31, 1996) plus 1/2%. There were no outstanding borrowings under the line of credit were at December 31, 1996. At December 31, 1995 the line of credit had maximum borrowing of $800,000 and bore interest at the bank's prime rate (8.5% at December 31, 1995) plus 1%. Outstanding borrowings under the line of credit were $405,740 at December 31, 1995.

5. REVENUES AND ACCOUNTS RECEIVABLE FROM SIGNIFICANT CUSTOMERS

     The Company's customers are located throughout the United States and Canada. In 1996, 1995, and 1994 the Company's five largest clients accounted for approximately, 58%, 55% and 58% of the Company's total revenues, respectively. The balance due from the largest single customer represented 17% and 15% of the Company's accounts receivable at December 31, 1996 and 1995, respectively.

6. LEASE COMMITMENTS

     The Company leases its office facilities and certain equipment under operating and capital lease arrangements which expire at various dates through January 31, 2002.

  Operating Leases

     The Company leases office facilities under a noncancelable operating lease which includes scheduled base rent increases over the term of the lease and provides for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. The total amount of the base rent payments is being charged to expense as incurred. In addition, the Company leases equipment under a noncancelable operating lease.

     Future minimum annual lease payments, for the years subsequent to 1996 and in the aggregate, are as follows:

YEAR ENDING
DECEMBER 31                                                                 AMOUNT
-----------                                                                 ------
   1997       ..........................................................  $  194,207
   1998       ..........................................................     199,463
   1999       ..........................................................     205,353
   2000       ..........................................................     208,300
   2001       ..........................................................     211,500
Thereafter    ..........................................................      20,972
                                                                          ----------
                                                                          $1,039,795
                                                                          ==========

     Rent expense for operating leases entered into by the Company and charged to operations amounted to $186,000 for the year 1996, and $156,000 for each of the years 1995 and 1994.

                            THE METZLER GROUP, INC.

  Capital Lease

     The Company leases equipment which is classified within the Company's consolidated financial statements as a capital lease. Included in the property, plant and equipment in the accompanying consolidated balance sheets is the following asset held under capital lease:

                                                               DECEMBER 31,
                                                             -----------------
                                                              1996      1995
                                                              ----      ----
Property and equipment.....................................  $75,863   $75,863
Less accumulated amortization..............................   53,105    37,932
                                                             -------   -------
Asset held under capital lease, net........................  $22,758   $37,931
                                                             =======   =======

     The future minimum annual lease payments under the noncancelable capital lease are as follows:

                        YEAR ENDING
                        DECEMBER 31                           AMOUNT
                        -----------                           ------
1997........................................................  $18,808
1998........................................................   14,105
                                                              -------
Net minimum rentals.........................................   32,913
                                                              -------
Less interest portion.......................................   (3,818)
                                                              -------
Present value of net minimum rentals at December 31, 1996...  $29,095
                                                              =======

7. INCOME TAX EXPENSE (BENEFIT)

     Income tax expense (benefit) consists of the following:

                                                                      DECEMBER 31,
                                                       -------------------------------------------
                                                         1996             1995              1994
                                                         ----             ----              ----
Federal:
  Current..........................................    $510,000         $      --         $  9,000
  Deferred.........................................     (26,000)         (218,000)         (64,000)
                                                       --------         ---------         --------
     Total.........................................     484,000          (218,000)         (55,000)
                                                       --------         ---------         --------
State:
  Current..........................................     210,618             7,000           13,000
  Deferred.........................................      (4,000)          (55,000)         (16,000)
                                                       --------         ---------         --------
     Total.........................................     206,618           (48,000)          (3,000)
                                                       --------         ---------         --------
Total federal and state income tax expense
  (benefit)........................................    $690,618         $(266,000)        $(58,000)
                                                       ========         =========         ========

                            THE METZLER GROUP, INC.

     Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income (loss) before income tax expense (benefit) as follows:

                                                                      DECEMBER 31,
                                                     ----------------------------------------------
                                                        1996               1995              1994
                                                        ----               ----              ----
Federal tax (benefit) at statutory rate..........    $ 2,640,000         $(258,000)        $(85,000)
State tax (benefit) at statutory rate............        358,000           (35,000)          (2,000)
Effect of nontaxable interest and dividends......        (88,000)
Effect of nondeductible expenses.................         25,000            27,000           29,000
Effect of S-corporation election.................     (2,207,187)
Other............................................        (37,195)               --               --
                                                     -----------         ---------         --------
                                                     $   690,618         $(266,000)        $(58,000)
                                                     ===========         =========         ========

     Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effect of these differences are as follows:

                                                                      DECEMBER 31,
                                                                -------------------------
                                                                  1996             1995
                                                                  ----             ----
Deferred tax liabilities:
  Built-in gain--resulting from the change in the method of
     accounting used for tax purposes from the cash basis to
     the accrual basis......................................     120,000          160,000
  Depreciation--resulting from the difference between using
     straight-line and accelerated methods..................      30,000           20,000
                                                                --------         --------
Deferred tax liability......................................    $150,000         $180,000
                                                                ========         ========

8. LONG-TERM INCENTIVE PLAN

     On June 30, 1996, the Company adopted a Long-Term Incentive Plan which provides for common stock, common stock-based, and other performance incentives to employees, consultants, directors, advisors, and independent contractors of the Company. The maximum number of shares of common stock which may be issued and sold under the plan is 1,300,000 shares. As of December 31, 1996, the Company has granted 458,166 options at a weighted average exercise price of $15.53 per share which was equal to the estimated fair market value of common stock at the dates of grant. As of December 31, 1996 no options were exercisable. In general, the options are exercisable in three or four annual installments commencing on the second anniversary of the date of grant.

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, (FASB 123), the Company's compensation expense for the year ended December 31, 1996 would have been increased by $102,000, net of related income taxes. As a result,the Company's proforma net earnings, available to common stockholders and earnings

                            THE METZLER GROUP, INC.

per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:

                                                                   1996
                                                                   ----
Pro forma net earnings available to common stockholders:
  As reported...............................................    $4,035,286
  Pro forma -- fair value method............................    $3,933,286
Pro forma earnings per common and common equivalent share:
  As reported...............................................         $0.40
  Pro forma -- fair value method............................         $0.39

     For purposes of calculating compensation cost under FASB 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the model for grants made in 1996:

Expected volatility.........................................        40%
Risk free interest rate.....................................       6.5%
Dividend yield..............................................         0%
Expected lives..............................................    3 years

     Additional information on the shares subject to options is as follows:

                                                                             WEIGHTED
                                                              NUMBER         AVERAGE
                                                             OF SHARES    EXERCISE PRICE
                                                             ---------    --------------
Options outstanding at December 31, 1995.................           0          $--
Granted..................................................     481,833           15
Exercised................................................           0           --
Forfeited................................................     (23,667)          12
                                                              -------
Options outstanding at December 31, 1996.................     458,166           16
                                                              -------
Options exercisable at December 31, 1996.................           0           --
Weighted average fair value of options granted during the
  year...................................................           $3

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                             WEIGHTED
                                                              NUMBER         AVERAGE
RANGE OF EXERCISE PRICES                                     OF SHARES    EXERCISE PRICE
------------------------                                     ---------    --------------
$12 to $16...............................................     340,000          $12
$20 to $24...............................................       2,000           22
$24 to $28...............................................     116,166           26
                                                              -------          ---
                                                              458,166          $16

9.  EMPLOYEE BENEFIT PLANS

     The Company has a Profit Sharing and Savings Plan and Trust ("Savings Plan"). The Savings Plan covers employees upon the completion of one year of service. Participants may contribute up to 15% of their eligible compensation. The Company, at its discretion, matches participant contributions as defined within the

                            THE METZLER GROUP, INC.

Savings Plan. In addition, the Company, at its discretion, makes profit sharing contributions. Company contributions to the Savings Plan which were charged to operations were the following:

                        PERIOR ENDED                             TOTAL
                        ------------                             -----
December 31, 1994...........................................    $168,203
December 31, 1995...........................................     231,477
December 31, 1996...........................................     235,075

10.  RELATED-PARTY TRANSACTIONS

     During January 1996, the Company entered into note payable agreements with two officers. The notes, each with a principal amount of $500,000, bear interest at a rate of 10%. The notes matured on December 31, 1996 and were repaid on January 2, 1997.

     In May 1996, the Company made an advance of $725,000 to an officer as part of an employment agreement and entered into a note receivable agreement with the officer. The note receivable bore interest at a rate of 6%. The note, plus accrued interest, was repaid on November 8, 1996.

     During July 1996, the Company entered into an agreement with its founding shareholder, who, at that time, was the beneficial owner of 15% of the Company's common stock, to redeem 1,714,285 shares of the shareholder's common stock in exchange for a promissory note in the amount of $7,975,000. The redemption value per share was negotiated by the Company's other executive officers, who collectively owned the remaining 85% of the Company's common stock at the time of the agreement. The Company redeemed the stock on October 4, 1996 in accordance with the agreement and repaid the note promissory within 30 days of the redemption.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 1997

                                          THE METZLER GROUP, INC.

                                          By:       /s/ ROBERT P. MAHER

                                            ------------------------------------
                                                      Robert P. Maher
                                               Chairman, President and Chief
                                                      Executive Officer

                                          By:      /s/ JAMES F. HILLMAN

                                            ------------------------------------
                                                      James F. Hillman
                                                  Chief Financial Officer

                                          By:       /s/ GERALD R. LANZ

                                            ------------------------------------
                                                       Gerald R. Lanz
                                                  Chief Operating Officer

                                          By:        /s/ PETER B. POND

                                            ------------------------------------
                                                       Peter B. Pond
                                                          Director

                                          By:      /s/ JAMES T. RUPRECHT

                                            ------------------------------------
                                                     James T. Ruprecht
                                                          Director

                                          By:     /s/ MITCHELL H. SARANOW

                                            ------------------------------------
                                                    Mitchell H. Saranow
                                                          Director

                                                      EXHIBIT INDEX

                                                                                PAGE
EXHIBIT NO.                            DESCRIPTION                             NUMBER
-----------                            -----------                             ------
    2.1        Form of Merger Agreement Among The Metzler Group, Inc.,
               Metzler Acquisition, Inc. and Metzler & Associates, Inc. ...     (1)
    2.2        Form of Promissory note of Metzler-Illinois to Richard J.
               Metzler in the amount of $7,975,000.........................     (1)
    3.1        Amended and Restated Certificate of Incorporation of the
               Company.....................................................     (1)
    3.2        By-Laws of the Company......................................     (1)
    4.1        Specimen Common Stock Certificate...........................     (3)
   10.1        Form of Indemnification Agreement between the Company and
               each of its directors and officers..........................     (3)
   10.2        Long-Term Incentive Plan....................................     (1)
   10.3        Form of Stock Redemption Agreement among the Company,
               Richard J. Metzler, Robert P. Maher, David J. Donovan, James
               T. Ruprecht, James R. Blomberg, Stephen R. Goldfield and
               Gerald R. Lanz..............................................     (1)
   10.4        Lease dated October 29, 1991 between Metzler-Illinois and
               American National Bank and Trust Company of Chicago, as Land
               Trustee, regarding the space at 520 Lake Cook Road,
               Deerfield, Illinois (a/k/a Corporate 500 Centre), and the
               First Amendment to Lease dated April 17, 1996, and the Third
               Amendment to Lease dated May, 1996..........................     (1)
   10.5        Promissory Note of Metzler-Illinois to Robert P. Maher in
               the amount of $500,000 dated January 19, 1996...............     (1)
   10.6        Promissory Note of Metzler-Illinois to Richard J. Metzler in
               the amount of $500,000 dated January 19, 1996...............     (1)
   10.7        Promissory Note of Richard J. Metzler to the Company in the
               amount of $725,000 dated May 1, 1996, as amended July,
               1996........................................................     (1)
   10.8        Line of Credit Agreement between NBD Bank and Metzler &
               Associates, Inc. dated May 31, 1996 for $1,200,000..........     (1)
   10.9        Stock Purchase Agreement among Richard J. Metzler, David J.
               Donovan, Robert P. Maher, James T. Ruprecht, James R.
               Blomberg, Stephen R. Goldfield and Gerald R. Lanz dated as
               of December 15, 1995........................................     (1)
   10.10       Shareholders' Agreement of Metzler & Associates, Inc. among
               Richard J. Metzler, David J. Donovan, Robert P. Maher, James
               T. Ruprecht, James R. Blomberg, Stephen R. Goldfield and
               Gerald R. Lanz and Metzler & Associates, Inc. dated as of
               January 1, 1996.............................................     (2)
   10.11       Amendment of Promissory Note of Richard J. Metzler in the
               amount of $725,000 dated September 3, 1996..................     (2)
   21.1        Subsidiaries of The Metzler Group, Inc......................     (2)
   27          Financial Data Schedule -- for the period ended December 31,
               1996........................................................

-------------------------
(1) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 333-9019 as filed with the SEC on July 26, 1996.

(2) Incorporated by reference from the Registrant's Amendment No. 1 to Form S-1 Registration Statement No. 333-9019 as filed with the SEC on September 4, 1996.

(3) Incorporated by reference from the Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-9019 as filed with the SEC on September 20, 1996.