Form 10-Q
period 1997-03-31
METZLER GROUP INC
filed 1997-05-15
CIK 1019737

11

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                 For the quarterly period ended
                         March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]      NO  [    ]


As of May 1, 1997, the Registrant had outstanding 10,627,181 shares of its $.001 par value Common Stock.


                     THE METZLER GROUP, INC.

                  Quarter Ended March 31, 1997

                              INDEX



PART 1 - FINANCIAL INFORMATION                            PAGE

Item 1                Financial Statements

                      Consolidated Balance Sheets as
                      of March 31,1997 (unaudited)
                      and December 31, 1996 ......         3

                      Consolidated Statements of
                      Operations for the three
                      months ended March 31, 1997
                      and 1996 (unaudited)........         4

                      Consolidated Statements of
                      Cash Flows for the three
                      months ended March 31, 1997
                      and 1996 (unaudited) .......         5

                      Notes to Consolidated
                      Financial Statements
                      (unaudited)...................       6


Item 2                Management's Discussion and
                      Analysis of Financial
                      Condition and Results of
                      Operations....................       7



Part II - OTHER
INFORMATION

Item 6                Exhibits and Reports on
                      Form 8-K......................       8


SIGNATURES            ..............................      10





                 PART I - FINANCIAL INFORMATION
                 Item 1.  Financial Statements.
                     THE METZLER GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS

                                      March 31,   December 31,
                                         1997        1996
                                    (unaudited)
  ASSETS
Current assets:
  Cash and cash equivalents...      $28,612,480   $32,732,670
  Accounts receivable                5,429,813      4,333,968
  Prepaid expenses and other           196,571        155,531
     Total current assets           34,238,864     37,222,169
Property and equipment,net             356,207        358,709

                                    $34,595,071   $37,580,878

   LIABILITIES AND STOCKHOLDERS'
              EQUITY
Current liabilities:
  Notes payable to officers         $       __  $   1,000,000
  Current portion of obligations        11,394         15,495
   under capital lease
  Accounts payable                      41,345        531,719
  Accrued compensation and related     827,465        783,346
   costs
  Income taxes payable                 703,440        734,994
  Deferred income taxes                 36,000         25,000
  Deferred revenue                     237,245         93,875
  Other current liabilities            125,000        166,000
     Total current liabilities       1,981,889      3,350,429
Obligations under capital lease,        13,600         13,600
  less current maturities
Deferred income taxes                  169,000        125,000
     Total liabilities               2,164,489      3,489,029
Stockholders' equity:
  Preferred stock, $.001 par value;
  3,000,000 shares authorized;
  no shares issued or outstanding           __             __

  Common stock, $.001 par value,
  15,000,000 shares authorized;
  10,627,181 and 10,585,000 shares
  issued  and outstanding in 1997
  and 1996                              10,627         10,585
  Additional paid-in capital        29,311,376     29,301,418
  Retained earnings                  3,108,579      4,779,846
     Total stockholders' equity     32,430,582     34,091,849
Total liabilities and stockholders' $34,595,071   $37,580,878
   equity

  See accompanying notes to consolidated financial statements.


                  THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                        Three months ended
                                              March 31,

                                          1997          1996

 Revenues........................  $6,257,893     $5,343,891
 Cost of services................   3,204,219      2,546,128
 Gross profit....................   3,053,674      2,797,763
 Selling, general and
 administrative expenses.........   1,429,075        708,778
 Operating income................   1,624,599      2,088,985
 Other (income) expense, net.....    (292,933)        13,451
 Income before income tax
  expense........................   1,917,532      2,075,534
 Income tax expense..............     687,577         42,000
 Net income......................  $1,229,955     $2,033,534

 Pro forma income data :
      Net income as reported.....  $1,229,955     $2,033,534
      Pro forma adjustments to
        income tax expense.......         __        (584,428)
      Pro forma adjustments to
        executive compensation
        expense..................         __        (509,588)
  Pro forma net income...........  $1,229,955     $  939,518

      Pro forma net income per
       share....................       $ 0.12         $ 0.10

 Shares used in computing pro
  forma net income per share.....  10,627,181      9,803,202




  See accompanying notes to consolidated financial statements.



                     THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                      Three months ended
                                             March 31,
                                    1997           1996
 Cash flows from operating
 activities:
  Net income .................   $1,229,955     $2,033,534
  Adjustments to reconcile net
    income to net cash used in
    operating activities, net of
    acquisition:
     Depreciation and
      amortization............       28,989        22,992
     Deferred income taxes....      (11,000)      (25,000)
     Changes in assets and
       liabilities:
        Accounts receivable....    (921,067)   (2,149,166)
        Prepaid expenses.......     (41,040)       (1,492)
       Accounts payable........    (490,374)      (56,014)
       Accrued compensation
        and related costs......      44,119       (747,253)
       Other accrued liabilities    (72,554)        10,141
       Deferred revenues.......      143,370        58,940
 Net cash used in operating
   activities..................      (89,602)     (853,318)
 Cash flows from investing activities:
  Purchase of property and
   equipment....................      (26,487)    (12,162)
 Net cash used in investing
   activities...................      (26,487)    (12,162)
 Cash flows from financing
 activities:
  Issuance of notes payable.....           __     177,851
  Issuance of notes payable to
   officers......................          __   1,000,000
  Repayment of notes payable
   to officers..................   (1,000,000)         --
  Distributions to former S-
   corporation stockholders.....   (3,000,000)         --
  Payments for obligation
   under capital lease..........       (4,101)     (3,736)
 Net cash provided by (used in)
 financing activities...........   (4,004,101)  1,174,115
 Net increase (decrease) in
  cash..........................   (4,120,190)    308,635
 Cash and cash equivalent at
  beginning of period...........   32,732,670     223,235
 Cash and cash equivalent at
  end of period.................  $28,612,480 $   531,870

 Supplemental information:
  Interest payments               $    47,009 $    14,700
  Income tax payments...........  $   730,131 $     2,400



  See accompanying notes to consolidated financial statements.


                     THE METZLER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Basis of Presentation

      The accompanying unaudited interim consolidated financial statements of The Metzler Group, Inc. (the Company) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

      The  results of operations for the three months ended March
31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

      These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997.



Note 2.   Summary of Significant Accounting Policies


 Pro Forma Net Income Per Share

      Pro forma net income per share for the three month period ended March 31, 1996 is computed using the weighted average number of shares of common stock and dilutive common equivalent shares resulting from the grant of 363,666 common stock options during the period from June 30, 1996 to September 30, 1996 (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve-month period prior to the proposed initial public offering have been included in the calculation of common and common equivalent shares using the treasury stock method and the initial public offering price per share as if they were outstanding for all periods presented.

      The pro forma adjustments during the three month period ended March 31, 1996 reflect the impact of a compensation plan effective July 1, 1996. The pro forma effect of this compensation plan was an increase in officer compensation of $509,588 for the three month period ended March 31, 1996.

      The pro forma adjustments for the three month period ended March 31, 1996 include federal and the additional state income tax expense of $584,428 that would have been required had the Company not made the S-corporation election effective January 1, 1996.


Note 3.   Acquisition of Burgess Consulting, Inc.

     On March 13, 1997, the Company acquired all of the outstanding capital stock of Burgess Consulting, Inc. (BCI) in exchange for 42,181 shares of Common Stock, which had a market value of approximately $945,000 at the time of the acquisition. BCI provides consulting and litigation support services to electric utilities and other energy-related entities. The transaction was accounted for as a pooling-of-interests.

     The  stockholder's  equity and operations  of  BCI  are  not material in relation to those of the Company. As such, the Company has recorded the combination by restating stockholders' equity as of January 1, 1997 without restating prior periods' statements of earnings to reflect the pooling-of-interest combination.

                             Item 2.
                     THE METZLER GROUP, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," `intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC.


Results of Operations

      Revenues. Revenue increased by 17% to $6.3 million in the three months ended March 31, 1997 from $5.3 million in the first quarter of 1996. The growth in revenues was due to increases in both the number of client projects and the average size of client projects.

      Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 9% to $3.1 million in the first quarter of 1997 from $2.8 million in the first quarter of 1996. Gross profit as a percentage of revenues was 49% for the first quarter of 1997 as compared to 52% in the year earlier period. Changes in the Company's gross profit margins are typically the result of changes in the utilization rates for the professional staff. While average utilization rates for the first quarter of 1997 were largely consistent with expected standard levels, the utilization rate for the three month period ended March 31, 1996 was significantly in excess of expected standard levels.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. Selling, general and administrative expenses for the three months ended March 31, 1997 were $1.4 million, or 23% of revenues, as compared to $0.7 million in the first quarter of 1996. The increase is attributable primarily to the change in the taxable status of the Company from a C-corporation to an S-corporation commencing January 1, 1996, with the Company's profits being distributed to its principal executives. In conjunction with the change in taxable status, the Company eliminated all other incentive compensation programs for these key executives. Effective July 1, 1996, in contemplation of the termination of the Company's S-corporation status in connection with the closing of the Company's initial public offering of common stock, the Company adopted a new executive compensation plan. The pro forma adjustments for 1996 include an increase in officer compensation of $0.5 million to reflect the impact of this compensation plan. After giving effect to this pro forma adjustment, selling, general and administrative expenses would represent $1.2 million, or 23% of revenue, in the first quarter of 1996.

      Operating Income. Operating income for the first quarter of 1997 decreased to $1.6 million from $2.1 million in the comparable year earlier period. The change is attributable to the increase in selling, general and administrative expenses resulting from the change in compensation for the Company's key executives, as described above, offset in part by increased gross profit.

     Income Taxes. Effective January 1, 1996, the stockholders of the Company elected to be taxed under Subchapter S of the Internal Revenue Code. Federal income taxes as an S-corporation were the responsibility of the Company's stockholders as were certain state income taxes. Accordingly, the statement of operations for the three month period ended March 31, 1996 does not include a provision for federal or certain state income taxes. The Company's S-corporation status was terminated on October 4, 1996 upon the completion of the initial public offering of the Company's common stock. (See accompanying notes to financial statements; Note 2.)

                             Item 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (continued)

Liquidity and Capital Resources

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

   Cash used in financing activities was $4.0 million during the three month period ended March 31, 1997. In January 1997, the Company repaid notes payable to two shareholders in the aggregate amount of $1.0 million. The notes, each with a principal amount of $0.5 million, bore interest at a rate of 10%. During the period from January 1, 1996 to October 4, 1996 the Company was taxed as an S-corporation. As an S-corporation, all the Company's net income from that period will be distributed to its key executives and included in their personal taxable income. During the first quarter of 1997, the Company distributed $3.0 million of S-corporation earnings. Undistributed S-corporation earnings amount to $0.5 million as of March 31, 1997.


Recently Issued Accounting Pronouncements

   In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Implementation of SFAS 128 is required for periods ending after December 15, 1997. The standard establishes new methods for computing and presenting earnings per share (EPS) and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. SFAS 128 is not expected to have a significant impact and the Company's financial statements.



                    PART II-OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K.


(a)   Exhibits

     (27)   Financial Data Schedule


(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.




                             Item 6.
                           Exhibit 27
                     Financial Data Schedule
                         March 31, 1997

     THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
     EXTRACTED FROM THE METZLER GROUP, INC'S., CONSOLIDATED
     BALANCE SHEET AT MARCH 31, 1997 AND CONSOLIDATED STATEMENTS
     OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1997


                                            Three Months
                                            (unaudited)
    Article............................... 5
    Period-Type........................... 3 mos
    Fiscal-Year-End....................... Dec 31, 1997
    Period-End............................ Mar 31, 1997
    Cash.................................. 28,612,480
    Securities............................        ---
    Receivables...........................  5,429,813
    Allowances............................        ---
    Inventory.............................        ---
    Current-Assets........................ 34,238,864
    PP&E..................................    926,090
    Depreciation..........................    569,883
    Total-Assets.......................... 34,595,071
    Current Liabilities...................  1,981,889
    Bonds.................................        ---
    Preferred-Mandatory...................        ---
    Mandatory.............................
    Preferred.............................        ---
    Common................................     10,627
    Other - Securities....................        ---
    Total Liabilities and Equity.......... 34,595,071
    Sales.................................  6,257,893
    Total Revenue.........................  6,257,893
    CGS...................................  3,204,219
    Total Costs...........................  4,633,294
    Other - Expenses......................   (292,933)
    Loss Provision........................        ---
    Interest-Expense......................        ---
    Income-Pretax.........................  1,917,532
    Income-Tax............................    687,577
    Income-Continuing.....................        ---
    Discontinued..........................        ---
    Extraordinary.........................        ---
    Changes...............................        ---
    Net Income............................  1,229,955
    EPS-Primary...........................          0.12
    EPS-Diluted...........................          0.12






                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              THE METZLER GROUP, INC.



Date: May 15, 1997                By:/s/ Robert P. Maher
                                    Robert  P. Maher
                                    Chairman of the Board,
                                    President and
                                    Chief Executive Officer







Date: May 15, 1997                 By:/s/ James F. Hillman
                                    James F. Hillman
                                    Chief Financial Officer