Form 10-Q
period 1997-06-30
METZLER GROUP INC
filed 1997-08-14
CIK 1019737

13

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                 For the quarterly period ended
                          June 30, 1997

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


As of August 11, 1997, the Registrant had outstanding
12,769,048 shares of its $.001 par value Common Stock.


                     THE METZLER GROUP, INC.

                   Quarter Ended June 30, 1997

                              INDEX



PART 1 - FINANCIAL INFORMATION                            PAGE

Item 1                Financial Statements

                      Consolidated Balance Sheets as
                      of June 30,                          3
                      1997 (unaudited) and December
                      31, 1996 ......

                      Consolidated Statements of
                      Operations for the three
                      months ended June 30, 1997 and       4
                      1996 (unaudited)

                      Consolidated Statements of
                      Operations for the six months        5
                      ended June 30, 1997 and
                      1996 (unaudited)

                      Consolidated Statements of
                      Cash Flows for the six months
                      ended June 30, 1997 and              6
                      1996 (unaudited)


                      Notes to Consolidated
                      Financial Statements                 7
                      (unaudited)...................


Item 2                Management's Discussion and
                      Analysis of Financial                8
                      Condition and Results of
                      Operations....................


Part II - OTHER
INFORMATION

Item 6                Exhibits and Reports on Form 8-     10
                      K........

                      Financial Data
                      Schedule                            11


SIGNATURES            ..............................      12




                 PART I - FINANCIAL INFORMATION
                 Item 1.  Financial Statements.
                     THE METZLER GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS

                                       June 30,     December 31,
                                         1997          1996
                                     (unaudited)
  ASSETS
Current assets:
  Cash and cash equivalents...      $29,161,169   $32,732,670
  Accounts receivable                6,246,284      4,333,968
  Prepaid expenses and other           659,503        155,531
     Total current assets           36,066,956     37,222,169
Property and equipment, net            346,888        358,709

                                    $36,413,844   $37,580,878

   LIABILITIES AND STOCKHOLDERS'
              EQUITY
Current liabilities:
  Notes payable to officers         $       --    $ 1,000,000
  Current portion of obligations         7,202         15,495
under capital lease
  Accounts payable                      54,582        531,719
  Accrued compensation and related
     costs                           1,280,683        783,346
  Income taxes payable                 460,275        734,994
  Deferred income taxes                 36,000         25,000
  Deferred revenue                          __         93,875
  Other current liabilities            115,000        166,000
     Total current liabilities       1,953,742      3,350,429
Obligations under capital lease,
     less current maturities            13,600         13,600
Deferred income taxes                  169,000        125,000
     Total liabilities               2,136,342      3,489,029
Stockholders' equity:
  Preferred stock, $.001 par value;
     3,000,000 shares                       --             --
    authorized; no shares issued or
    outstanding
  Common stock, $.001 par value,
     15,000,000 shares
     authorized;  10,630,046 and
     10,585,000 shares
     issued  and outstanding in 1997
     and 1996................           10.630         10,585
  Additional paid-in capital        29,357,214     29,301,418
  Retained earnings                  4,909,658      4,779,846
     Total stockholders' equity     34,277,502     34,091,849
Total liabilities and
     stockholders' equity          $36,413,844    $37,580,878


  See accompanying notes to consolidated financial statements.


                     THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                           Three months ended
                                                June 30,

                                          1997          1996

 Revenues........................  $7,824,333     $5,512,756
 Cost of services...............    3,884,819      2,668,682
 Gross profit...................    3,939,514      2,844,074
 Selling, general and
 administrative expenses.......     1,377,820        694,563
 Operating
 income..........................   2,561,694      2,149,511
 Other (income) expense,
 net..........................       (306,024)        (1,024)
 Income before income tax expense   2,867,718      2,150,535
 Income tax expense..............   1,066,639         44,000
 Net income.................       $1,801,079     $2,106,535

 Pro forma income data :
      Net income as                $1,801,079     $2,106,535
       reported
      Pro forma adjustments to     --               (612,216)
       income tax expense
      Pro forma adjustments to
        executive compensation     --               (509,872)
        compensation
        expense
  Pro forma net                    $1,801,079     $  984,447
        income
      Pro forma net income per
        share                           $0.17          $0.10

 Shares used in computing pro
      forma net income per share   10,629,498      9,803,202



  See accompanying notes to consolidated financial statements.



                     THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                                 Six months ended
                                                         June 30,
                                           1997           1996

 Revenues........................  $14,082,226     $10,856,647
 Cost of services................    7,089,037       5,214,810
 Gross profit....................    6,993,189       5,641,837
 Selling, general and
    administrative expenses......    2,806,896       1,403,341
 Operating income................    4,186,293       4,238,496
 Other (income) expense, net.....     (598,957)         12,427
 Income before income tax expense    4,785,250       4,226,069
 Income tax expense..............    1,754,216          86,000
 Net income......................   $3,031,034      $4,140,069

 Pro forma income data :
      Net income as reported.....   $3,031,034      $4,140,069
       Pro forma adjustments to
        income tax expense.......           __      (1,196,644)
      Pro forma adjustments to
        executive compensation
        expense..................           --      (1,019,460)
  Pro forma net income...........   $3,031,034      $1,923,965
      Pro forma net income per
         share...................        $0.29           $0.20

 Shares used in computing pro
 forma net income per share......   10,628,340       9,803,202


  See accompanying notes to consolidated financial statements.


                     THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                  Six months ended
                                                       June 30,
                                                  1997           1996
 Cash flows from operating activities:
  Net income .........................        $3,031,034      $4,140,069
  Adjustments to reconcile net
   income to net cash provided by
   operating activities,net of acquisition:
     Depreciation and amortization....            60,394          49,571
     Loss on sale of property
      and equipment...................               __              665
     Deferred income taxes............           (11,000)             __
     Changes in assets and liabilities:
       Accounts receivable............         (1,737,538)    (2,026,477)
       Prepaid expenses...............           (503,972)      (136,492)
       Accounts payable...............           (477,137)       (37,016)
       Accrued compensation and
         related costs................            497,337       (331,762)
       Other accrued liabilities......           (325,719)       105,270
       Deferred revenues..............            (93,875)         9,790
  Net cash provided by operating
   activities.........................            439,524      1,773,618
 Cash flows from investing activities:
  Purchase of property and
    equipment.........................            (48,573)       (32,358)
 Net cash used in investing activities:           (48,573)       (32,358)

 Cash flows from financing activities:
  Repayment of notes payable..........                 __       (405,740)
  Issuance of notes payable to
    officers..........................                 __      1,000,000
  Repayment of notes payable to
    officers..........................         (1,000,000)            __
  Note receivable from officers.......                 __       (725,000)
  Distributions to former S-
 corporation stockholders.............         (3,000,000)    (1,600,000)
  Common stock issued.................             45,841             __
  Payments for obligation under
    capital lease.....................             (8,293)        (7,555)
 Net cash used in financing
    activities........................         (3,962,452)    (1,738,295)
 Net increase (decrease) in cash......         (3,571,501)         2,965
 Cash and cash equivalents at
    beginning of period...............          32,732,670       223,235
 Cash and cash equivalents at
    end of period.....................         $29,161,169   $   226,200


 Supplemental information:
  Interest payments...................         $    47,864   $    20,621
  Income tax payments.................           2,130,230         2,400



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

      The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

      These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997.


Note 2.   Summary of Significant Accounting Policies


 Pro Forma Net Income Per Share

      Pro forma net income per share for the six month period ended June 30, 1996 is computed using the weighted average number of shares of common stock and dilutive common equivalent shares resulting from the grant of 363,666 common stock options during the period from June 30, 1996 to September 30, 1996 (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve-month period prior to the proposed initial public offering have been included in the calculation of common and common equivalent shares using the treasury stock method and the initial public offering price per share as if they were outstanding for all periods presented.

      The pro forma adjustments during the three and six month periods ended June 30, 1996 reflect the impact of a compensation plan effective July 1, 1996. The pro forma effect of this compensation plan was an increase in officer compensation of $509,872 and $1,019,460 for the three and six month periods ended June 30, 1996, respectively.

      The pro forma adjustments for the three and six month periods ended June 30, 1996 include additional federal and state income tax expense of $612,216 and $1,196,644, respectively, that would have been required had the Company not made the S-corporation election effective January 1, 1996.


Note 3.   Subsequent Event

On July 31, 1997, the Company issued 2,137,178 shares of common stock for substantially all the outstanding common stock of Resource Management International Inc. (RMI). RMI is a leading strategic management, resource management, and engineering consulting company serving electric, gas and water utilities, as well as the telecommunications industry and governmental entities. This business combination will be accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of RMI.

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


Results of Operations

      Revenues. Revenue increased by 42% to $7.8 million in the three months ended June 30, 1997 from $5.5 million in the second quarter of 1996. Revenue for the first six months of 1997 increased 30% to $14.1 million from $10.9 million for the first six months of 1996. The growth in revenues was due to increases in both the number of client projects and the average size of client projects.

      Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 39% to $3.9 million in the second quarter of 1997 from $2.8 million in the second quarter of 1996. For the first six months of 1997, gross profit grew 24% to $7.0 million from $5.6 million in the comparable 1996 period. Gross profit as a percentage of revenues was 50% for the three month and six month periods ended June 30, 1997 as compared to 52% for the three month and six month periods ended June 30, 1996. Changes in the Company's gross profit margins are typically the result of changes in the utilization rates for the professional staff. Utilization rates for the three and six month periods ended June 30, 1997 were lower than those in the comparable year earlier periods. The average utilization rates in 1997 were largely consistent with the Company's expected standard levels, while utilization rates in 1996 were in excess of such levels.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. Selling, general and administrative expenses for the three months and six months ended June 30, 1997 were $1.4 million and $2.8 million, respectively, as compared to $0.7 million and $1.4 million for the three month and six month periods ended June 30, 1996, respectively. The increases are attributable primarily to the change in the taxable status of the Company from a C-corporation to an S-corporation commencing January 1, 1996, with the Company's profits being distributed to its principal executives. In conjunction with the change in taxable status, the Company eliminated all other incentive compensation programs for these key executives. Effective July 1, 1996, in contemplation of the termination of the Company's S-corporation status in connection with the closing of the Company's initial public offering of common stock, the Company adopted a new executive compensation plan. The pro forma adjustments for 1996 include an increase in officer compensation of $0.5 million for the second quarter and an increase of $1.0 million for the first six months of the year to reflect the impact of this compensation plan. After giving effect to this pro forma adjustment, selling, general and administrative expenses would have been $1.2 million for the second quarter of 1996 and $2.4 million for the first six months of 1996. Pro forma expenses for both the three and six month periods ended June 30, 1996 were 22% of revenues. As a percentage of revenues, selling, general and administrative expenses decreased to 18% in the second quarter of 1997 and to 20% for the year to date. Although selling, general and administrative expenses generally increase as the Company's revenues increase, the Company has leveraged, and believes it can continue to leverage, its existing overhead structure to lower its selling, general and administrative expenses as a percentage of revenues.


Liquidity and Capital Resources

   On October 4, 1996, the Company completed an initial offering of its common stock which resulted in net proceeds to the Company of approximately $30 million, following the redemption of a portion of the stock of the Company's founding shareholder. The Company believes the net proceeds from the initial offering of its common stock, together with funds generated by operations, will provide adequate cash to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, at least through the next twelve months.

   Cash used in financing activities was $4.0 million during the six month period ended June 30, 1997. In January 1997, the Company repaid notes payable to two shareholders in the aggregate amount of $1.0 million. The notes, each with a principal amount of $0.5 million, bore interest at a rate of 10%. During the period from January 1, 1996 to October 4, 1996 the Company was taxed as an S-corporation. As an S-corporation, all the Company's net income from that period will be distributed to its key executives and included in their personal taxable income. During the first quarter of 1997, the Company distributed $3.0 million of S-corporation earnings. Undistributed S-corporation earnings amount to $0.5 million as of June 30, 1997.


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




                    PART II-OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


On May 21, 1997, The Metzler Group, Inc. held its 1997 Annual Meeting to Stockholders, and three items were voted upon by the
Company's stockholders.   First, the stockholders elected Mr.
Peter B. Pond and Mr. Mitchell H. Saranow as directors to serve until the Annual Meeting of Stockholders in the year 2000. The voting results were as follows:


                                   Number of Votes
  Name of Nominee              For              Withheld

Peter B. Pond               6,522,949          2,120,700
Mitchell H. Saranow         8,642,949                700


Secondly, the stockholders approved the Metzler Group, Inc. Employee Stock Purchase Plan (the "Plan"). The purpose of the Plan is to enable eligible employees of the Company and its subsidiaries to acquire a proprietary interest in the Company by purchasing common stock through payroll deductions. The Plan authorizes the granting of purchase rights to purchase up to 300,000 shares of the Company's common stock. The voting results were as follows:

          For               Against               Withheld

          6,983,803         1,657,246                2,600


Finally, the stockholders ratified the selection of KPMG Peat
Marwick LLP as the independent auditors for the Company for the year ending December 31, 1997. The voting results were as follows:


          For               Against               Withheld

          5,579,520         3,063,429                   700



Item 6.  Exhibits and Reports on Form 8-K.


(a)   Exhibits

     (27)   Financial Data Schedule


(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.


                             Item 6.
                           Exhibit 27
                     Financial Data Schedule
                          June 30, 1997

     THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
     EXTRACTED FROM THE METZLER GROUP, INC'S., BALANCE
     SHEET AT JUNE 30, 1997 AND STATEMENTS OF OPERATIONS
     FOR SIX MONTHS ENDED JUNE 30, 1997


                                             Six months
                                            (unaudited)
    Article............................... 5
    Period-Type........................... 3 mos
    Fiscal-Year-End....................... Dec 31, 1997
    Period-End............................ Jun 30, 1997
    Cash.................................. 29,161,169
    Securities............................ ---
    Receivables........................... 6,246,284
    Allowances............................ ---
    Inventory............................. ---
    Current-Assets........................ 36,066,956
    PP&E.................................. 948,176
    Depreciation..........................(601,288)
    Total-Assets.......................... 36,413,844
    Current Liabilities...................  1,953,742
    Bonds................................. ---
    Preferred-Mandatory................... ---
    Preferred............................. ---
    Common................................ 10,630
    Other - Securities.................... ---
    Total Liabilities and Equity.......... 36,413,844
    Sales................................. 14,082,226
    Total Revenue......................... 14,082,226
    CGS................................... 7,089,037
    Total Costs........................... 9,895,933
    Other - Expenses......................(598,957)
    Loss Provision........................ ---
    Interest-Expense...................... ---
    Income-Pretax......................... 4,785,250
    Income-Tax............................ 1,754,216
    Income-Continuing..................... ---
    Discontinued.......................... ---
    Extraordinary......................... ---
    Changes............................... ---
    Net Income............................ 3,031,034
    EPS-Primary........................... 0.29
    EPS-Diluted........................... 0.29


                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            THE METZLER GROUP, INC.



Date: August 13, 1997         By:_/s/ Robert P. Maher
                                    Robert  P. Maher
                                    Chairman of the Board,
                                    President and
                                    Chief Executive Officer




Date: August 13, 1997         By:_/s/James F. Hillman______________
                                    James F. Hillman
                                    Chief Financial Officer