Form 10-Q
period 1997-09-30
METZLER GROUP INC
filed 1997-11-14
CIK 1019737

14

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                 For the quarterly period ended
                       September 30, 1997

                               OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


Commission file no.   0-28830

                     The Metzler Group, Inc.
      (Exact name of Registrant as specified in its charter)

              Delaware                         36-4094854
(State or other jurisdiction of                (I.R.S.Employer
incorporation or organization)                  Identification No.)

    520 Lake Cook Road, Suite 500, Deerfield, Illinois  60015
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


As of November 7, 1997, 5 the Registrant had outstanding
13,289,088 shares of its $.001 par value Common Stock.


                     THE METZLER GROUP, INC.

                Quarter Ended September 30, 1997

                              INDEX


PART 1 - FINANCIAL INFORMATION                            PAGE

Item 1                Financial Statements

                      Consolidated Balance Sheets as
                      of September 30, 1997 (unaudited)
                      and December 31, 1996 (supplemental
                      unaudited)...............................3

                      Consolidated Statements of
                      Operations for the three
                      months ended September 30,
                      1997 and 1996 (unaudited)................4

                      Consolidated Statements of
                      Operations for the nine months
                      ended September 30, 1997 and
                      1996 (unaudited).........................5

                      Consolidated Statements of
                      Cash Flows for the nine months
                      ended September 30, 1997 and
                      1996 (unaudited).........................6

                      Notes to Consolidated
                      Financial Statements
                      (unaudited)..............................7


Item 2                Management's Discussion and
                      Analysis of Financial
                      Condition and Results of
                      Operations...............................9

Item 3.               Quantitative and Qualitative
                      Disclosure About Market Risk
                      Sensitive Instruments....................11


Part II - OTHER
INFORMATION
Item 2                Changes in Securities and Use
                      of Proceeds..............................11


Item 6                Exhibits and Reports on Form 8-K.........12

                      Financial Data Schedule..................13


                     SIGNATURES................................14




                 PART I - FINANCIAL INFORMATION
                 Item 1.  Financial Statements.
                     THE METZLER GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS

                                      September     December
                                         30,          31,
                                         1997         1996
                                   (unaudited)    (supplemental
                                                    unaudited)
  ASSETS
Current assets:
  Cash and cash equivalents,       $20,611,754    $33,536,265
  Accounts receivable, net          19,078,159     14,184,458
  Prepaid expenses                   1,054,218        525,957
  Other current assets                 326,112        129,211
                                   -----------    -----------
     Total current assets           41,070,243     48,375,891
Property and equipment, net          2,487,504      2,713,793
Intangible assets                      743,710        749,345
Other assets                           250,921        430,076
                                   -----------    -----------
Total assets                       $44,552,378    $52,269,105
                                   ===========    ===========

   LIABILITIES AND STOCKHOLDERS'
              EQUITY
Current liabilities:
  Book overdraft                    $       --   $    642,124
  Line of credit                     1,191,924      1,685,133
  Notes payable to related parties          --      1,734,580
  Current portion of long-term
   debt                                183,780        606,621
  Accounts payable                   1,941,442      2,699,675
  Accrued liabilities                  860,400        749,947
  Accrued compensation and related
   costs                             3,277,944      1,797,676
  Income taxes payable               1,993,405        771,157
  Deferred income taxes                425,545        711,626
  Other current liabilities            594,141        548,493
                                   -----------    -----------
     Total current liabilities      10,468,581     11,947,032
Long-term debt, less current
 maturities                            369,724      1,400,553
Notes payable to related parties,
 less current portion                        -         88,725
Deferred income taxes                2,639,268      2,305,639
Other noncurrent liabilities           257,624        577,782
                                   -----------     ----------
     Total liabilities              13,735,197     16,319,731
                                   -----------     ----------
Stockholders' equity:
  Preferred stock, $.001 par value;
   3,000,000 shares authorized;
   no shares issued or outstanding         --              --
  Common stock, $.001 par value,
   15,000,000 shares authorized;
   13,287,449 and 13,476,758 shares
   issued  and outstanding in 1997
   and 1996                             13,287         13,468
  Additional paid-in capital        21,266,146     30,014,290
  Retained earnings                  9,537,748      5,921,616
                                    ----------     ----------
     Total stockholders' equity     30,817,181     35,949,374
                                    ----------     ----------
Total liabilities and
stockholders' equity               $44,552,378    $52,269,105
                                   ===========    ===========

Supplemental information:
    Interest payments............  $   262,561    $   369,649
    Income tax payments..........  $ 2,595,077    $   165,763

  See accompanying notes to consolidated financial statements.


                     THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                        Three months ended
                                           September 30,

                                          1997          1996

 Revenues........................  $21,139,574    $16,189,157
 Cost of services................   12,066,962     10,824,079
                                   -----------    -----------
 Gross profit....................    9,072,612      5,365,078
 Merger related costs............    1,311,959             --
 Selling, general and
 administrative expenses.........    4,295,668      3,885,602
                                   -----------    -----------
 Operating income................    3,464,985      1,479,476
 Other (income) expense,net......     (190,633)       141,704
                                   -----------    -----------
 Income before income tax expense
 (benefit).......................    3,655,618      1,337,772
 Income tax expense
 (benefit).......................    1,327,424        (86,080)
                                   -----------    -----------
 Net income......................  $ 2,328,194    $ 1,423,852
                                   ===========    ===========

 Pro forma income data :

   Net income as reported.......    $2,328,194     $1,423,852
   Pro forma adjustments to
    income tax expense..........            --       (602,759)
                                   -----------     -----------
  Pro forma net income..........    $2,328,194     $  821,093
                                   ===========     ===========
    Pro forma net income per share       $0.18          $0.07
                                   ===========     ===========
 Shares used in computing pro
 pro forma net income per share     13,287,449     12,458,781


  See accompanying notes to consolidated financial statements.


                     THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                        Nine months ended
                                            September 30,
                                       1997           1996

 Revenues........................  $59,417,571     $47,160,440
 Cost of services................   35,169,117      30,776,522
                                   -----------     -----------
 Gross profit....................   24,248,454      16,383,918
 Merger related costs............    1,311,959              --
 Selling, general and
 administrative expenses.........   13,233,069      10,651,889
                                   -----------     -----------
 Operating income................    9,703,426       5,732,029
 Other (income) expense,net......     (619,811)        290,812
                                   -----------     -----------
 Income before income tax expense
 (benefit).......................   10,323,237       5.441.217
 Income tax expense(benefit).....    3,851,879         (71,342)
                                   -----------     -----------
 Net income......................   $6,471,358      $5,512,559
                                   ===========     ===========
 Pro forma income data :
  Net income as reported.........   $6,471,358      $5,512,559
  Pro forma adjustments to
   income tax expense............          --       (1,799,403)
  Pro forma adjustments to
   executive compensation expense           --      (1,019,460)
                                   -----------     -----------
  Pro forma net income...........   $6,471,358      $2,693,696
                                   ===========     ===========
  Pro forma net income per share.        $0.49           $0.22
                                   ===========     ===========
 Shares used in computing pro
 forma net income per share......   13,285,115      12,458,781

  See accompanying notes to consolidated financial statements.



                     THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                Nine months ended
                                                   September 30,
                                                1997           1996
 Cash flows from operating
 activities:
     Net income.........................      $ 6,471,358   $5,512,559
  Adjustments to reconcile net
  income to net cashprovided by
  operating activities,
  net of acquisition:
     Depreciation and amortiztion........         769,893      737,501
     Loss on sale of property
      and equipment......................              --          665
     Deferred income taxes...............         (18,452)  (1,218,690)
     Changes in assets and liabilities
      net of acquisitions:
        Accounts receivable..............      (4,718,923   (2,809,909)
        Prepaid expenses and
         other current assets............        (725,162)    (867,800)
        Accounts payable and
         accrued liabilities.............        (647,780)     159,575
        Accrued compensation and
         related costs...................       1,480,268    1,988,107
        Other current liabilities........          45,648      861,129
        Taxes payable....................       1,222,248      (77,916)
                                              -----------   ----------
 Net cash provided by operating
 activities..............................       3,879,098    4,285,221

 Cash flows from investing activities:
  Purchase of property and equipment.....        (537,969)    (803,617)
  Other, net.............................         (83,201)    (147,773)
  Cash paid for acquisitions.............               -     (313,000)
                                              -----------   ----------
 Net cash used in investing activities...        (621,170)  (1,264,390)

Cash flows from financing activities:
  Issuance of common stock..............          155,562           --
  Repurchase of common stock............               --     (618,476)
  Reduction in book overdraft...........         (642,124)          --
  Issuance of notes payable.............               --    1,128,592
  Principal payments on notes payable...       (1,453,670)    (324,082)
  Payments for obligations
   under capital lease..................          (57,802)     (35,902)
  Net repayments of lines of credit.....         (493,209)    (106,323)
  Issuance of notes payable to officers.               --    1,000,000
  Repayment of notes payable to
   officers.............................       (1,823,305)    (536,340)
  Issuance of notes receivable
   to officers..........................               --     (744,848)
  Purchase of dissenting shares issued in
   business combinations................       (8,867,891)          --
  Distribution to former
   S-corporation stockholders...........       (3,000,000)  (2,200,000)
                                              ------------  -----------
 Net cash used in financing activities..      (16,182,439   (2,437,379)

 Net increase (decrease)in cash.........      (12,924,511      583,452
 Cash and cash equivalents at
  beginning of period...................       33,536,265      701,206
 Cash and cash equivalents at
  end of period.........................      $ 20,611,75   $1,284,658

  See accompanying notes to consolidated financial statements.


                    THE METZLER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997

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

      The  results  of  operations  for  the  nine  months  ended
September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

      The consolidated financial statements include the accounts of The Metzler Group, Inc. and its subsidiaries. As discussed in Note 3, during the three months ended September 30, 1997, the Company entered into business combinations with Resource Management International, Inc. (RMI) and Reed Consulting Group, Inc. (Reed). Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. The supplemental consolidated balance sheet at December 31, 1996 will become the historical consolidated balance sheet of The Metzler Group, Inc. and subsidiaries when financial statements covering the dates of consummation of the business combinations are issued.

      In addition, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997, which reflect the historical financial statements of the Company prior to the business combinations discussed in Note 3, as well as with the interim reports on Form 8-K filed by the Company with the Securities and Exchange Commission on August 14th.


Note 2.   Summary of Significant Accounting Policies

 Pro Forma Net Income Per Share

      Net income per common and common equivalent share is computed based on the weighted average of common and common equivalent shares (stock options) outstanding during the period.

       Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve months immediately preceding the initial public offering date (using the treasury stock method and the initial public offering price per share) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

     The pro forma adjustments during the nine month period ended September 30, 1996 reflect the impact of a compensation plan effective July 1, 1996. The pro forma effect of this compensation plan was an increase in officer compensation of $1,019,460 for the nine month period ended September 30, 1996.

      The pro forma adjustments for the three and nine month periods ended September 30, 1996 include additional federal and
state   income   tax   expense   of  $602,759   and   $1,799,403,
respectively. This represents the additional tax that would have been required had one of the Company's subsidiaries not made an S-corporation election effective January 1, 1996, partially offset by a reduction in taxes that would have occurred had the Company adopted the officers compensation plan referred to above.


Note 3.   Business Combinations

     On July 31, 1997, the Company issued 2,137,178 shares of common stock for substantially all the outstanding common stock of Resource Management International, Inc. (RMI). Additionally, on August 15, 1997, the Company issued 518,400 shares of common stock for substantially all of the outstanding common stock of Reed Consulting Group, Inc. (Reed). Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented.

     The Company's consolidated statements of operations for the three month and nine month periods ended September 30, 1996 have been restated to reflect revenues of $10,586,472 and $30,701,108, respectively, for the combined operations of RMI and Reed.
The Company's consolidated statements of operations for the nine months ended September 30, 1997 include revenues from RMI and Reed totalling $24,195,771 through the six months ended June 30, 1997 and $4,710,311 for the period from July 1, 1997 through the dates of acquisition.

     The Company's restated consolidated statements of operations for the three month and nine month periods ended September 30, 1996 reflect net losses of $122,737 and $174,099, respectively, for the combined operations of RMI and Reed. The Company's restated consolidated statements of operations for the nine months ended September 30, 1997 include net income from RMI and Reed totalling $1,112,130 through the six months ended June 30, 1997 and $416,558 for the period from July
1, 1997 through the dates of acquisition.

     The Company incurred significant costs and expenses in connection with these acquisitions, including legal and accounting, and other various expenses. These costs and expenses were recorded in the statement of operations during the third quarter of 1997.


                             Item 2.
                     THE METZLER GROUP, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," `intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC. Such risk factors include, but are not limited to, risks related to: acquisitions and acquisitions under consideration, significant client assignments, recruiting and new business solicitation efforts, regulatory changes and general economic conditions.

Results of Operations

      Revenues. Revenues increased by 31% to $21 million in the three months ended September 30, 1997 from $16 million in the third quarter of 1996. Revenues for the first nine months of 1997 increased 26% to $59 million from $47 million for the first nine months of 1996. These increases were the result of continued strong demand for the Company's management consulting, engineering and technical, and economic and financial services for the electric and energy-related industries. The growth in revenues was due to increases in both the number and average size of client projects.

      Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 69% to $9 million for the three months ended September 30, 1997 from $5 million in the same period of 1996. For the first nine months of 1997, gross profit grew 48% to $24 million from $16 million in the comparable 1996 period. Gross profit as a percentage of revenues was 43% for the three month period and 41% for the nine month period ended September 30, 1997 as compared to 33% for the three month period and 35% for the nine month period ended September 30, 1996. The improvement in gross profit margins was driven primarily by increased utilization of the Company's professional consulting staff.

      Merger Related Costs. In the third quarter of 1997, the Company incurred merger related costs of $1.3 million related to acquisitions accounted for as poolings of interests. The merger costs include legal, accounting and other transaction related fees and expenses. There were no acquisitions or corresponding related costs in the prior year period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. Selling, general and administrative expenses for the three months ended September 30, 1997 increased approximately 10% to $4.3 million from $3.9 million in the year earlier period. The increase was driven by the expanded volume of business, offset in part by economies and increased efficiency in certain support functions. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased approximately 24% to $13.2 million from $10.7 million for the comparable period in 1996. The pro forma adjustments for 1996 include an increase in officer compensation of $1.0 million for the first six months of the year to reflect the impact of a compensation plan adopted July 1, 1996. After giving effect to this pro forma adjustment, selling, general and administrative expenses for the nine months ended September 30, 1997 increased approximately 13% to $13.2 million from the pro forma $11.7 million for the first nine months of 1996. This increase is largely attributable to the overall higher business volume in 1997, again partially offset by economies and increased efficiency in certain support functions.

      Income Taxes. For the first nine months of 1996, one of the Company's subsidiaries was taxed under Subchapter S of the Internal Revenue Code. Under the provisions of Subchapter S, federal income taxes were the responsibility of the Company's
stockholders  as  were certain state income taxes.   Accordingly,
the Company's consolidated statements of operations for the three month and nine month periods ended September 30, 1996 did not include a provision for federal or certain state income taxes.
The pro forma adjustments for thse periods include additional federal and state taxes that would have been required had the S-corporation election not been in effect.


Liquidity and Capital Resources

   In July 1997, the Company completed the acquisition of privately owned Resource Management International, Inc. (RMI), in a transaction accounted for as a pooling of interests. RMI is a leading strategic management, resource management, and engineering consulting company serving the electric, gas and water utilities, as well as the telecommunications industry and governmental agencies. In August 1997, the Company completed another acquisition of privately owned Reed Consulting Group Inc.
(Reed), in a transaction also accounted for as a pooling of interests. Reed is a leading strategic management and financial services consulting firm serving a wide range of energy industry clients in the domestic and international markets. In connection with these acquisitions the Company made cash payments totaling approximately $8.9 million to acquire shares of the combining enterprises held by dissenting stockholders. The Company also made payments of approximately $3.6 million to repay principal and accrued interest on outstanding debt obligations of RMI.

   In January 1997, the Company repaid notes payable to two shareholders in the aggregate amount of $1.0 million. The notes, each with a principal amount of $0.5 million, bore interest at a rate of 10%. The Company repaid notes payable to other officers aggregating $0.8 million under various other pre-existing arrangements at RMI and Reed.

   During the period from January 1, 1996 to October 4, 1996 the Company was taxed as an S-corporation. As an S-corporation, all the Company's net income from that period will be distributed to its key executives and included in their personal taxable income. During the first quarter of 1997, the Company distributed $3.0 million of S-corporation earnings. Undistributed S-corporation earnings amount to $0.5 million as of September 30, 1997.


Recently Issued Accounting Pronouncements

   Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997. The Company will be required to adopt the new standard for the year and quarter ended December 31, 1997. Early adoption of this standard is not permitted. The primary requirements of this standard are:
(i) replacement of primary earnings per share with basic earnings per share, which eliminates the dilutive effective of options and warrants; (ii) use of an average share price in applying the treasury method to compute dilution for options and warrants for diluted earnings per share; and (iii) disclosure reconciling the numerator and denominator of earnings per share calculations. The Company plans to adopt this statement in fiscal year 1997. The effect of applying this standard is not expected to be significant

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. The Company will be required to adopt the new standard for the year ended December 31, 1998, although early adoption is permitted. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way the Company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company will adopt this statement in fiscal year 1998.


Item 3.  Quantitative and Qualitative Disclosure About Market
Risk Sensitive Instruments

     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.


                    PART II-OTHER INFORMATION


Item 2.  Changes in Securities

     On July 31, 1997, the Company issued 2,137,178 shares of common stock for substantially all the outstanding common stock of Resource Management International Inc. (RMI). Additionally, on August 15, 1997, the Company issued 518,400 shares of common stock for substantially all of the outstanding common stock of Reed Consulting Group, Inc.(Reed). Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented.

(c) The shares were issued to the shareholders of RMI and Reed, respectively, as "restricted shares" pursuant to Section 4(2) of the Securities Act of 1933, as amended, in privately negotiated transactions not constituting public offerings.

(d) On October 3, 1996, the Company's Registration Statement on Form S-1 (File No. 333-9019) was declared effective by the Securities and Exchange Commission (the "Commission") and the Company's Registration Statement on Form S-1 (File No. 333-13417) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, was automatically effective upon filing (collectively, the "IPO Registration Statements"). The IPO Registration Statements registered a total of 2,585,000 shares of Common Stock sold by the Company and a total of 1,440,000 shares of Common Stock sold by certain stockholders of the Company (collectively, the "Offering"). All of the shares covered by the Registration Statement were sold upon termination of the Offering on October 9, 1996 to an underwriting syndicate managed by Donaldson, Lufkin & Jenrette Securities Corporation. The shares sold by the Company were sold at an aggregate price to the public of $41.4 million, netting $38.5 million to the Company after underwriters' discount of $2.9 million. The shares sold by the selling stockholders were sold at an aggregate price to the public of $23.0 million, netting $21.4 million to the selling stockholders after underwriters' discount of $1.6 million. The Company incurred approximately $1.1 million in expenses in addition to the underwriters' discount described above in connection with the registration, offering, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $37.4 million (the "Net Proceeds").
None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or an affiliate of any such persons. Since the effective date of the IPO Registration Statements, $8.0 million of the Net Proceeds was used to redeem
1.7 million shares of the Company's stock held by its founding shareholder, $8.9 million of has been applied to acquisitions of other businesses, and $3.6 million has been used for repayment of indebtedness of acquired companies. The remainder of the Net Proceeds are invested in fully collateralized short-term municipal and preferred securities.


Item 6.  Exhibits and Reports on Form 8-K.


(a)   Exhibits

     (27)   Financial Data Schedule


(b)   Reports on Form 8-K.

      On August 14, 1997, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K describing the acquisition of Resource Management International, Inc.

      On August 14, 1997, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K describing the acquisition of Reed Consulting Group.

                             Item 6.
                           Exhibit 27
                     Financial Data Schedule
                       September 30, 1997

     THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
     EXTRACTED FROM THE METZLER GROUP, INC'S., BALANCE
     SHEET AT SEPTEMBER 30, 1997 AND STATEMENTS OF
     OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997


                                            Nine months
                                            (unaudited)
    Article............................... 5
    .............................
    Period-                                3 mos
    Type..................................
    .................
    Fiscal-Year-                           Dec 31, 1997
    End...................................
    .........
    Period-                                Sep 30, 1997
    End...................................
    .................
    Cash.................................. 20,611,754
    ............................
    Securities............................
    ..........................
    Receivables........................... 20,288,159
    ........................
    Allowances............................ 1,210,000
    ........................
    Inventory.............................
    ..........................
    Current-                               41,070,243
    Assets................................
    ...............
    PP&E.................................. 9,594,536
    ...........................
    Depreciation.......................... 7,107,032
    ........................
    Total-                                 44,552,378
    Assets................................
    ...................
    Current                                10,284,801
    Liabilities...........................
    ...............
    Bonds.................................
    ............................
    Preferred-
    Mandatory.............................
    .........
    Preferred.............................
    ...........................
    Common................................ 13,287
    ........................
    Other -
    Securities............................
    ...............
    Total Liabilities and                  44,552,378
    Equity...........................
    Sales................................. 59,417,571
    ..............................
    Total                                  59,417,571
    Revenue...............................
    .................
    CGS................................... 35,169,117
    .............................
    Total                                  49,714,145
    Costs.................................
    ....................
    Other -                                     (619,811
    Expenses.............................. )
    ..............
    Loss
    Provision.............................
    ..................
    Interest-
    Expense...............................
    .............
    Income-                                10,323,237
    Pretax................................
    ...............
    Income-                                3,851,879
    Tax...................................
    .................
    Income-
    Continuing............................
    ............
    Discontinued..........................
    ........................
    Extraordinary.........................
    ........................
    Changes...............................
    ...........................
    Net                                    6,471,358
    Income................................
    .....................
    EPS-                                   0.49
    Primary...............................
    ...................
    EPS-                                   0.49
    Diluted...............................
    ....................






                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              THE METZLER GROUP, INC.



Date: November 14, 1997                 By:_/s/ Robert P.
Maher______________
                                    Robert  P. Maher
                                    Chairman of the Board,
President and
                                    Chief Executive Officer







Date: November 14, 1997                      By:_/s/ James F.
Hillman______________
                                    James F. Hillman
                                    Chief Financial Officer


                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE METZLER GROUP, INC.



Date:___________________
By:_____________________________
                                    Robert  P. Maher
                                    Chairman of the Board,
President and
                                    Chief Executive Officer







Date:___________________
By:_____________________________
                                    James F. Hillman
                                    Chief Financial Officer