Form 10-Q/A
period 1997-09-30
METZLER GROUP INC
filed 1997-11-20
CIK 1019737

14

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q/A

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

                      Consolidated Statements of
                      Operations for the three
                      months ended September 30,
                      1997 and 1996 (unaudited)................4

                      Consolidated Statements of
                      Operations for the nine months
                      ended September 30, 1997 and
                      1996 (unaudited).........................5

                      Consolidated Statements of
                      Cash Flows for the nine months
                      ended September 30, 1997 and
                      1996 (unaudited).........................6

                      Notes to Consolidated
                      Financial Statements
                      (unaudited)..............................7


Item 2                Management's Discussion and
                      Analysis of Financial
                      Condition and Results of
                      Operations...............................8

Item 3.               Quantitative and Qualitative
                      Disclosure About Market Risk
                      Sensitive Instruments....................10


Part II - OTHER
INFORMATION
Item 2                Changes in Securities and Use
                      of Proceeds..............................10


Item 6                Exhibits and Reports on Form 8-K.........11

                      Financial Data Schedule..................12


                     SIGNATURES................................13




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



                     THE METZLER GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                Nine months ended
                                                   September 30,
                                                1997           1996
 Cash flows from operating
 activities:
     Net income.........................      $ 6,471,358   $5,512,559
  Adjustments to reconcile net
  income to net cashprovided by
  operating activities,
  net of acquisition:
     Depreciation and amortiztion........         769,893      737,501
     Loss on sale of property
      and equipment......................              --          665
     Deferred income taxes...............         (18,452)  (1,218,690)
     Changes in assets and liabilities
      net of acquisitions:
        Accounts receivable..............      (4,718,923   (2,809,909)
        Prepaid expenses and
         other current assets............        (725,162)    (867,800)
        Accounts payable and
         accrued liabilities.............        (647,780)     159,575
        Accrued compensation and
         related costs...................       1,480,268    1,988,107
        Other current liabilities........          45,648      861,129
        Taxes payable....................       1,222,248      (77,916)
                                              -----------   ----------
 Net cash provided by operating
 activities..............................       3,879,098    4,285,221

 Cash flows from investing activities:
  Purchase of property and equipment.....        (537,969)    (803,617)
  Other, net.............................         (83,201)    (147,773)
  Cash paid for acquisitions.............               -     (313,000)
                                              -----------   ----------
 Net cash used in investing activities...        (621,170)  (1,264,390)

Cash flows from financing activities:
  Issuance of common stock..............          155,562           --
  Repurchase of common stock............               --     (618,476)
  Reduction in book overdraft...........         (642,124)          --
  Issuance of notes payable.............               --    1,128,592
  Principal payments on notes payable...       (1,453,670)    (324,082)
  Payments for obligations
   under capital lease..................          (57,802)     (35,902)
  Net repayments of lines of credit.....         (493,209)    (106,323)
  Issuance of notes payable to officers.               --    1,000,000
  Repayment of notes payable to
   officers.............................       (1,823,305)    (536,340)
  Issuance of notes receivable
   to officers..........................               --     (744,848)
  Purchase of dissenting shares issued in
   business combinations................       (8,867,891)          --
  Distribution to former
   S-corporation stockholders...........       (3,000,000)  (2,200,000)
                                              ------------  -----------
 Net cash used in financing activities..      (16,182,439   (2,437,379)

 Net increase (decrease)in cash.........      (12,924,511      583,452
 Cash and cash equivalents at
  beginning of period...................       33,536,265      701,206
                                              ------------   ----------
 Cash and cash equivalents at
  end of period.........................      $20,611,754   $1,284,658
                                              ============   ==========
Supplemental information:
   Interest payments....................      $   262,561   $  369,649
   Income tax payments..................      $ 2,595,077   $  165,763
                                             =============  ==========

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

     The Company's consolidated statements of operations for the three month and nine month periods ended September 30, 1996 have been restated to reflect revenues of $10,586,472 and $30,701,108, respectively, for the combined operations of RMI and Reed.
The Company's consolidated statements of operations for the nine months ended September 30, 1997 include revenues from RMI and Reed totaling $24,195,771 through the six months ended June 30, 1997 and $4,710,311 for the period from July 1, 1997 through the dates of acquisition.

     The Company's restated consolidated statements of operations for the three month and nine month periods ended September 30, 1996 reflect net losses of $122,737 and $174,099, respectively, for the combined operations of RMI and Reed. The Company's restated consolidated statements of operations for the nine months ended September 30, 1997 include net income from RMI and Reed totaling $1,112,130 through the six months ended June 30, 1997 and $416,558 for the period from July
1, 1997 through the dates of acquisition.

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

      Income Taxes. For the first nine months of 1996, one of the Company's subsidiaries was taxed under Subchapter S of the Internal Revenue Code. Under the provisions of Subchapter S, federal income taxes were the responsibility of the Company's
stockholders  as  were certain state income taxes.   Accordingly,
the Company's consolidated statements of operations for the three month and nine month periods ended September 30, 1996 did not include a provision for federal or certain state income taxes.
The pro forma adjustments for these periods include additional federal and state taxes that would have been required had the S-corporation election not been in effect.


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

   During the period from January 1, 1996 to October 4, 1996 the Company was taxed as an S-corporation. As an S-corporation, all the Company's net income from that period was distributed to its key executives and included in their personal taxable income. During the first quarter of 1997, the Company distributed $3.0 million of S-corporation earnings. Undistributed S-corporation earnings amount to $0.5 million as of September 30, 1997.


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


                                            Nine months
                                            (unaudited)
    Article............................... 5
    Period-Type........................... 3 mos
    Fiscal-Year-End....................... Dec 31, 1997
    Period-End............................ Sep 30, 1997
    Cash.................................. 20,611,754
    Securities............................ --
    Receivables........................... 20,288,159
    Allowances............................ 1,210,000
    Inventory............................. --
    Current-Assets........................ 41,070,243
    PP&E.................................. 9,594,536
    Depreciation.......................... 7,107,032
    Total-Assets.......................... 44,552,378
    Current Liabilities................... 10,461,581
    Bonds................................. --
    Preferred- Mandatory.................. --
    Preferred............................. --
    Common................................ 13,287
    Other - Securities.................... --
    Total Liabilities and Equity.......... 44,552,378
    Sales................................. 59,417,571
    Total Revenue......................... 59,417,571
    CGS................................... 35,169,117
    Total Costs........................... 49,714,145
    Other - Expenses......................(619,811)
    Loss Provision........................ --
    Interest-Expense...................... --
    Income-Pretax......................... 10,323,237
    Income-Tax............................  3,851,879
    Income-Continuing..................... --
    Discontinued.......................... --
    Extraordinary......................... --
    Changes............................... --
    Net Income............................  6,471,358
    EPS-Primary...........................       0.49
    EPS-Diluted...........................       0.49


                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              THE METZLER GROUP, INC.



Date: November 19, 1997          By:/s/ Robert P. Maher
                                    Robert  P. Maher
                                    Chairman of the Board, President and
                                    Chief Executive Officer



Date: November 19, 1997          By:/s/ James F.Hillman
                                    James F. Hillman
                                    Chief Financial Officer