Form 10-K405
period 1997-12-31
METZLER GROUP INC
filed 1998-03-31
CIK 1019737

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file no. 0-28830

                            The Metzler Group, Inc.
                            -----------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                   36-4094854
           --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

           520 Lake Cook Road, Suite 500, Deerfield, Illinois  60015
           ---------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (847) 914-9100
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share
                   ----------------------------------------
                                Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 13, 1998, 22,141,931 shares of the Registrants common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq National Market on March 13, 1998, was approximately $625,500,000. All reference to the Registrants common stock, par value $.001 in this Form 10-K, unless otherwise noted, have been restated to reflect a 3-2 stock split being effected in the form of a stock dividend. The stock split was declared by the Board of Directors on March 4, 1998 and is payable on or about April 1, 1998 to the owners of record at the close of business on March 18, 1998.

The Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 20, 1998 is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    PART I

Item 1 - Business
-----------------

General

     The Metzler Group, Inc. (the "Company" or "Metzler") is a leading nationwide provider of consulting services to electric, gas and water utilities and other energy and utility-related businesses. The Company offers a wide range of consulting services designed to assist its clients in succeeding in a business environment of changing regulation, increasing competition and evolving technology.

     The Metzler Group acts as a holding company that manages five direct wholly-owned subsidiaries: Metzler & Associates, Inc., the company's initial operating subsidiary, and four companies acquired during 1997. The Company acquired L.E. Burgess Consulting, Inc. ("Burgess") as of January 1997; Resource Management International, Inc. ("RMI") as of July 1997; Reed Consulting Group, Inc. ("Reed") as of August 1997; and Sterling Consulting Group, Inc. ("Sterling") as of December 1997. For financial reporting purposes, each of these transactions (the "Acquisitions") was accounted for using the pooling of interests method. The consolidated financial statements of the Company included herein only give retroactive effect to the acquisitions of RMI and Reed. As a result, the financial position, results of operations and cash flows are presented as if RMI and Reed had been consolidated for all periods presented.

     The Company believes that several competitive factors distinguish it from other participants in the consulting market, including: (i) established energy utility expertise developed over more than fifteen years of providing consulting services to the energy utility industry; (ii) deep-rooted client relationships supporting multiple engagements; and (iii) a wide range of industry-specific services that enables the Company to be a single-source provider of consulting services to energy utilities while maintaining advanced skill sets in each area.

     The Company's growth strategy is to: (i) capitalize on current energy industry dynamics supporting increased reliance on consulting services; (ii) continue to build a complementary spectrum of consulting services through acquisitions; (iii) expand its client base in both domestic and international markets while further penetrating its existing client base; (iv) continue to recruit and retain highly skilled professionals; and (v) consolidate the fragmented utility consulting industry by leveraging its public company status.

     The Company maintains its principal executive offices at 520 Lake Cook Road, Suite 500, Deerfield, Illinois 60015. The Company's telephone number is
(847) 914-9100.

Services

     The Company has performed consulting assignments for more than 200 utility industry clients. The Company's clients include the 50 largest investor-owned electric utilities (IOUs) and the 20 largest gas distribution companies in the United States. The Company's clients also include gas and water companies and other utility ownership structures such as holding companies, electric cooperatives, public power agencies and state regulatory commissions. The Company also serves independent power producers, co-generators and power marketers, suppliers to the utility industry and oil and gas exploration and production companies.

     The Company currently derives the majority of its revenues from consulting engagements with electric utility companies and substantially all of its revenues from utilities. Much of the Company's recent growth in this area has arisen from the business opportunities presented by the trend to deregulate the electric utility industry and introduce increased competition.

     Background. The energy utility industry is one of the largest industries in the United States, with revenues in excess of $250 billion. The gas distribution industry has undergone deregulation and is now approaching a fully competitive market, giving rise to expanded consulting needs. The electric utility industry is in the early stages of deregulation and therefore provides the greatest opportunities for energy utility consulting as industry participants seek to address the ramifications of deregulation and position themselves in anticipation of these changes. The Company believes that the water industry will undergo deregulation in the mid-term future and will give rise to increased demand for consulting services.

     Like other businesses, energy utilities are increasingly turning to outside consulting firms to assist in or lead the process by which the utility industry addresses fundamental changes. In general, businesses engage consultants because: (i) the pace of change is eclipsing the companies' internal resources;
(ii) many enterprises lack the depth and breadth of experience to identify, evaluate and implement the full range of possible options and solutions; (iii) outside specialists often enable their clients to develop better solutions in shorter time frames; (iv) purchasing consulting expertise converts fixed labor costs to variable costs and can be more cost-effective; and (v) consultants can often formulate more objective advice, free of internal cultural or political forces.

     Utility Consulting Opportunity. The energy utility industry represents a significant market for consulting services. Industry sources estimate that the market for utility consulting in the U.S. was $3.0 billion, or 6% of the $50 billion total market for consulting services in 1996, and that this market will grow at a rate of 15% per year through 2000.

     This demand for consulting services is driven in significant part by the revolutionary change facing the U.S. electric utility industry as it begins to convert from a regulated regional monopoly structure to an increasingly competitive environment. Historically, due to the significant fixed costs inherent in generating and transmitting electricity, electric utilities were viewed as natural local monopolies, operating as integrated entities to generate, transmit and distribute retail electricity within defined geographic retail service areas without competition from other suppliers.

     As a result of recent market, regulatory and legislative factors, competition in the electric utility industry is being encouraged at both the state and federal regulatory levels, but the transformation to a competitive market is proceeding unevenly. Although deregulation of the transportation and telecommunications industries was accomplished relatively rapidly, deregulation of the electric utility industry has been more difficult due to the complex and overlapping regulatory web imposed by over 200 federal and state bodies and the presence of a large number of separate, regulated companies. Accordingly, implementation of the change will likely unfold on a state-by-state basis over the next decade and may well face challenges from utilities and state and local governments.

     Deregulation and the introduction of competition have created a significant need for consulting services that provide solutions to the current problems facing electric utilities as well as other energy-related businesses today. The changing competitive environment has forced the entire utility industry to confront an evolving range of strategic options and challenges, most of which are unfamiliar to companies that have operated under a paradigm of monopolistic assumptions since inception. Emerging strategies and challenges presently identified include the following:

Management Consulting

- Strategic Planning. A number of energy utilities are abandoning their traditional integrated corporate structure and are organizing into distinct divisions responsible for power generation, transmission, distribution, and billing and customer service in an effort to provide these services more efficiently and effectively. These divisions need to formulate their own strategies, develop their own administrative infrastructure and implement their own marketing campaigns. As energy utilities are faced with increasing competition, many have either consummated or announced mergers and other consolidations. This trend is expected to continue as energy utilities seek to achieve economies of scale, increase geographic coverage, eliminate redundant infrastructure, increase market leverage, reduce their cost of capital and expand their customer base. After a combination is consummated, the new entity often faces the difficult process of combining separate operations and infrastructure to achieve the desired efficiencies.

 - Marketing and Customer Service. In a fully deregulated utility market, end users select their provider, much as they can choose their provider of long-distance and cellular telephone services. Even other major utilities such as telecommunications and cable companies or independent suppliers can compete to provide energy to customers. In response, energy utilities, which have historically enjoyed a captive customer base, are developing marketing and sales skills to attract and retain customers, develop customer awareness and loyalty enhancement programs in order to establish brand identity and provide innovative services.

 - Operations Management. Energy utilities must reduce their costs in order to improve margins and to offer more competitive prices. Many energy utilities are already engaging in significant restructuring efforts, including process redesigns, deploying innovative information systems and technologies and redefining staffing and skill-mix requirements.

 Information Technology

 - Systems Planning. In general, the energy utility industry has been slow to adopt the latest information technologies. Pressures from deregulation have compelled organizations to improve the quality of products and services, shorten response times, reduce costs and strengthen customer relationships. Increasingly, organizations are addressing these issues by utilizing information technology solutions that facilitate the rapid and flexible collection, analysis and dissemination of information. Rapid technological advances and competitive pressures are forcing energy utilities to replace antiquated systems with new technology and to undertake major, critical systems projects.

 Economic and Regulatory

 - Market Analysis/Economic Services. In order to meet the increased expectations of the competitive marketplace, energy utilities are evaluating new value-added services, such as the ability to monitor and control electrical power usage with computerized metering devices. Energy utilities have access to homes and businesses through their existing connections, and they possess a significant infrastructure and related property easements. In addition, energy utilities have long-standing billing relationships with virtually every home and business in their service area. These factors may permit energy utilities to offer their customers a variety of new services--from security services in the near future, to telecommunications services and direct access video services in the distant future. In addition, many energy utilities are redirecting and redeploying assets through diversification initiatives, primarily within traditional business sectors such as energy services, fuel resources and services, and energy project investments.

 - Regulatory Policy. The advent of utility deregulation has created a rapidly changing and uncertain regulatory landscape. Utilities are increasingly turning to outside consultants for ongoing assessment of regional and national directions, as well as to map new strategies as needed to incorporate regulatory changes.

 Engineering and Technical

 - Transmission Distribution Planning. Changes in utilities almost always have an effect on their service delivery profiles. These new strategies require modification to the distribution network, long line transmission grid and the operation of base and peak-load power plants. Integration of these technical services into new business plans is becoming an almost mandatory piece of all new profiles.

Marketing and Sales

     The Company markets its services directly to mid-level to senior executives of energy and utility-related businesses from its headquarters near Chicago, Illinois and through each of its subsidiaries. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective clients, including on-site presentations to senior utility executives, industry seminars featuring presentations by the Company's personnel and authoring of articles and other publications regarding the energy utility industry and the Company's methodologies.

     A significant portion of new business arises from prior client engagements. In addition, the Company expects to leverage the client relationships of firms it acquires by cross-selling its existing services. Clients frequently expand the scope of engagements during delivery to include follow-on complementary activities.

Also, the Company's on-site presence affords it the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client. The strong client relationships arising out of many engagements often facilitate the Company's ability to market additional capabilities to its clients in the future. In addition, the Company's senior management team actively meets with energy and utility-related businesses that have not yet engaged the Company and newly appointed senior managers in energy and utility-related businesses where the Company has worked in the past to make them aware of the Company's capabilities.


Human Resources

     As of February 1, 1998, the Company's personnel consisted of approximately 525 employees. The Company's success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with its hiring efforts, the Company employs internal recruiters, retains several executive search firms and relies on personal and business contacts to recruit professionals with significant utility industry or consulting experience. The Company's consultants are drawn from utility and related industries, including engineering, construction and telecommunications, and from accounting and other consulting organizations.

     To assist in further development of its employees, the Company has developed mentor programs. The Company also develops its consultants through a training program, as well as review of precedent from prior Company engagements. The Company promotes loyalty and continuity of its consultants by offering packages of base and incentive compensation and benefits that it believes are significantly more attractive than those offered by the consulting industry in general.

     In addition to the employees discussed above, the Company supplements its consultants on certain engagements with independent contractors, many of whom are former employees of the Company. The Company believes that its practice of retaining independent contractors on a per-engagement basis provides it with greater flexibility in adjusting professional personnel levels in response to changes in demand for its services.

Competition

     The market for consulting services to energy and utility-related businesses is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including general management or marketing consulting firms, the consulting practices of national accounting firms, and local or regional firms specializing in utility services. Many information technology consulting firms also maintain significant practice groups devoted to the utility industry. Many of these companies are national and international in scope and have greater personnel, financial, technical and marketing resources than the Company. The Company believes that its experience, reputation, industry focus and broad range of services will enable it to compete effectively in its marketplace.

Item 2 - Properties
-------------------

     The Company's headquarters are currently located in 10,000 square feet of leased office space in Deerfield, Illinois. The Company owns or leases office space as listed below. The Company believes that additional space will be required as its business expands geographically and that it will be able to obtain suitable space as needed.

  The Company maintains principal offices in the following locations:

                    United States                         International
                    -------------                         -------------
Austin, TX                      Philadelphia, PA        Copenhagen, Denmark
Boston, MA                      Phoenix, AZ             Manila, Philippines
Chicago, IL                     Portland, OR            Melbourne, Australia
Houston, TX                     Richardson, TX          Prague, Czech Republic
Los Angeles, CA                 Sacramento, CA
New York City, NY               Washington, DC
Orlando, FL

Item 3 - Legal Proceedings
--------------------------

  The Company is currently defending a lawsuit which was commenced against RMI prior to its acquisition by the Company. RMI is the defendant in an action involving approximately $1.1 million in stated claims and other unspecified compensatory damages that arose in connection with a co-generation construction project in Connecticut with respect to which RMI provided consulting services. The complaint also seeks punitive damages. The plaintiff claims that the RMI consultant was hired with broad responsibilities for the design, construction and budgeting of a proposed $1.0 million co-generation project that reached $2.0 million before it was abandoned. The plaintiff has subsequently filed for bankruptcy. The Company believes that the plaintiff's claims are beyond the scope of RMI's engagement responsibilities and that the Company has meritorious defenses to this claim. RMI and the plaintiffs have reached a tentative settlement which does not involve the payment by RMI of any material amount. The settlement is subject to approval by the backruptcy court. Because this lawsuit was identified at the time the Company acquired RMI, a specific indemnification escrow was established with 85,105 shares, escrowed at a price of $23.17 per share, the market value at the date of consumation of the acquisition. However, no assurance can be given that the settlement will be approved or that, if the proposed settlement is not finalized, the value of the escrowed shares will be sufficient to cover damages that the Company may ultimately be responsible for in connection with this lawsuit.

     From time to time, the Company is party to other lawsuits, none of which the Company believes are material.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     At a special meeting held November 21, 1997 at the Company's headquarters, the Company submitted for approval to its stockholders resolutions to (i) amend the Company's amended and restated Certificate of Incorporation to increase the authorized Common Stock to 75,000,000 shares and (ii) increase the number of shares of the Company's Common Stock available for issuance pursuant to the Incentive Plan to 3,000,000, and to provide for adjustments from time to time in the number of shares available for issuance pursuant to the Incentive Plan so that the number of shares available for issuance under the Incentive Plan remains at a constant 15% of the number of outstanding shares of the Company's Common Stock.

The results of those votes are as follows:

                                                  Number of Votes
                                   ----------------------------------------------

                                      For              Against           Withheld

To amend the Company's
 Amended and Restated
 Certificate of
 Incorporation to increase          15,091,221         903,740             1,050
 the authorized Common Stock
 to 75,000,000 shares

To increase the number of
 shares of the Company's
 Common Stock available for
 issuance pursuant to the
 Incentive Plan to
 3,000,000, and  to provide
 for adjustments from time
 to time in the number of
 shares available for
 issuance pursuant to the
 Incentive Plan so that the
 number of shares available
 for issuance under the
 Incentive Plan remains at a
 constant 15% of the number
 of outstanding shares of
 the Company's Common Stock         15,001,772         993,189             1,050

                                    Part II

Item 5 - Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "METZ". The following table shows the range of reported high and low sales information for the Company's Common Stock, for the fiscal periods indicated, as reported on the Nasdaq National Market. (See Note 14 to Consolidated Financial Statements).



                    High     Low                High    Low
                    -------  -------            ----    ---
Fiscal 1997:                              Fiscal 1996:

January - March     $23.17   $14.00       January  March      $ N/A       $  N/A
April - June        $21.84   $13.17       April - June        $ N/A       $  N/A
July  September     $27.42   $20.67       July - September    $ N/A       $  N/A
October - December  $27.67   $23.00       October - December  $23.00      $13.33

     The Company had 33 holders of record of its Common Stock at March 13, 1998 and approximately 1,032 beneficial owners. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend on its Common Stock in the foreseeable future.


Item 6 - Selected Financial Data
--------------------------------

     The selected financial data set forth below should be read in conjunction with the Company's Financial Statements and related Notes thereto and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                    Years Ended December 31,(2)
                                             -----------------------------------------------------------------------
                                                 1997          1996           1995          1994           1993
Statement of Operations Data:
  Revenues.................................  $83,661,306    $63,553,337    $55,817,351   $47,103,998    $46,175,370
  Cost of services.........................   49,567,507     42,315,400     37,085,413    32,059,131     31,344,460
                                             -----------    -----------    -----------   -----------    -----------
  Gross profit.............................   34,093,799     21,237,937     18,731,938    15,044,867     14,830,910
  Merger related costs.....................    1,311,959             --             --            --             --
  Selling, general and administrative
   Expenses................................   18,107,760     15,609,906     17,811,846    14,548,285     14,356,299
                                             -----------    -----------    -----------   -----------    -----------
  Operating income.........................   14,674,080      5,628,031        920,092       496,582        474,611
  Other expense (income), net..............     (799,495)        73,278        240,819       300,309         43,122
                                             -----------    -----------    -----------   -----------    -----------
  Income before income tax
   Expense.................................   15,473,575      5,554,753        679,273       196,273        431,489
  Income tax expense (benefit).............    5,786,148       (180,351)       392,908       262,541        546,393
                                             -----------    -----------    -----------   -----------    -----------
  Net income (loss)........................  $ 9,687,427    $ 5,735,104    $   286,365   $   (66,268)   $  (114,904)
                                             ===========    ===========    ===========   ===========    ===========



  Pro forma net income(1)..................                 $ 2,916,241    $ 1,951,541
                                                            ===========    ===========
  Pro forma or net income per
   basic share.............................  $       .48    $       .15    $       .10
                                             ===========    ===========    ===========
  Pro forma or net income per
   dilutive share .........................  $       .47    $       .15    $       .10
                                             ===========    ===========    ===========

                                                                    As of December 31,(2)
                                             --------------------------------------------------------------
                                                1997        1996         1995         1994         1993
Balance Sheet Data:
  Cash and cash equivalents                  21,572,740  $33,536,265  $   701,206  $   278,428  $   132,107
  Working capital                            31,565,558   36,428,859    5,202,147    3,945,584    3,761,717
  Total assets                               50,763,973   52,269,105   16,838,683   14,962,044   14,856,927
  Long-term debt, less
     current portion                            318,757    1,400,553    1,002,703      832,563      668,273

  Total stockholders' equity                 32,907,103   35,949,374    3,646,012    3,173,714    3,282,962


(1) Pro forma net income and net income per share for the years ended December 31, 1996 and 1995 reflect the impact of a Metzler & Associates compensation plan that went into effect on July 1, 1996 and Metzler & Associates' election to be treated as an S corporation effective January 1, 1996. See
     Note 2 of Notes to Consolidated Financial Statements.

(2) The amounts above have been restated to reflect the transactions accounted for as poolings of interests as described in Note 3 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

     Statements included in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-6. When used in this section, the words "anticipate," "believe," "intends", "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports with the SEC.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this annual report on Form 10-K, which present Metzler & Associates, RMI and Reed on a consolidated basis for all periods presented.


Overview

     The Metzler Group, Inc. is a leading nationwide provider of consulting services to electric, gas and water utilities and other energy and utility-related businesses. The Company offers a wide range of consulting services designed to assist its clients in succeeding in a business environment of changing regulation, increasing competition and evolving technology. The Company's service offerings include: (i) management consulting; (ii) information technology; (iii) economic and regulatory; and (iv) engineering and technical.

     The Company derives substantially all of its revenues from fees for professional services, which are billed at standard hourly or daily rates or provided on a fixed-bid basis. Over the last three years, the substantial majority of the Company's revenues have been generated under standard hourly or daily rates billed on a time-and-expenses basis. Clients are typically invoiced on a monthly basis with revenue recognized as the services are provided.

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


Acquisitions

     As part of its growth strategy, the Company expects to continue to pursue complementary acquisitions to expand its geographic reach, expand the breadth and depth of its service offerings and enhance the Company's consultant base. In furtherance of this growth strategy, the Company has acquired five additional consulting firms during 1997. Each of these five transactions was accounted for as a pooling of interest.

     As of January 1, 1997, the Company acquired Burgess in exchange for 63,272 shares of Common Stock (valued at approximately $0.9 million at the closing). At the closing, Burgess' sole stockholder also entered into a three-year employment agreement with Burgess providing for a base salary, performance bonus and other standard benefits. Burgess, based in the Chicago area, provides litigation, regulatory policy support and operations management consulting services to electric and natural gas utilities.

     As of July 31, 1997, the Company acquired substantially all of the common stock of RMI in exchange for 3,205,767 shares of Common Stock (valued at approximately $75.3 million at the closing) and acquired the remaining minority interests in exchange for cash. Approximately 18% of the Common Stock issued in this transaction were placed in an escrow to secure the general and specific indemnity obligations of the selling shareholders. RMI, based in Sacramento, California, is a leading provider of consulting services to gas, water and electric utilities, with operations in the western and eastern United States and international marketplace. RMI's operations complement the Company's existing management consulting and information technology services and expand the Company's service offerings to include a broad range of engineering and technical and economic and regulatory services.

     As of August 15, 1997, the Company acquired substantially all of the common stock of Reed in exchange for 777,600 shares of Common Stock (valued at approximately $17.6 million at the closing) and acquired the remaining minority interests in exchange for cash. Ten percent of the Common Stock issued in this transaction was placed in an escrow to secure the indemnity obligations of the selling stockholders. Reed, based in the Boston area, provides strategic planning, operations management and economic and regulatory services to electric and natural gas utilities. Reed's operations complement the Company's existing services and client base and expand the Company's presence in the northeast United States and internationally.

     As of December 1, 1997, the Company acquired substantially all of the common stock of Sterling in exchange for 578,727 shares of Common Stock (valued at approximately $15.2 million at the closing) and acquired the remaining minority interest in exchange for cash. Approximately 10% of the Common Stock issued in this transaction were placed in an escrow to secure the general indemnity obligations of the selling shareholders. Sterling, based in Houston, Texas, provides strategy development and implementation, competitive analysis, change management and other consulting services principally to oil and gas exploration and production companies. Sterling's operations expand the Company's service offerings to non-utility energy businesses.

     Also as of December 1, 1997, the Company acquired all of the common stock of Reed Stowe & Co., Inc. ("Reed-Stowe") in exchange for 45,000 shares of Common Stock (valued at approximately $1.2 million at the closing). All of the capital stock of Reed-Stowe was immediately contributed by the Company to Reed, and Reed-Stowe became a wholly-owned subsidiary of Reed. Reed-Stowe, based in Richardson, Texas, provides litigation and regulatory policy support and other consulting services to municipalities and energy utilities.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:


                                                                   Years Ended December 31,
                                                               --------------------------------
                                                               1997         1996        1995
  Revenues...............................................        100.0%      100.0%      100.0%
  Cost of services.......................................         59.2        66.6        66.5
                                                                 -----       -----       -----
  Gross profit...........................................         40.8        33.4        33.5
  Merger related costs...................................          1.6          --          --
  Selling, general and administrative expenses...........         21.6        24.6        31.9
                                                                 -----       -----       -----
  Operating income.......................................         17.6         8.8         1.6
  Other expense (income), net............................         (0.9)        0.1         0.4
                                                                 -----       -----       -----
  Income before income tax expense (benefit).............         18.5         8.7         1.2

  Income tax expense (benefit)............          6.9        (0.3)        0.7
                                                   -----       -----       -----
  Net income..............................         11.6%        9.0%        0.5%
                                                   =====       =====       =====

1997 Compared to 1996

     Revenues. Revenues increased 31.6% to $83.7 million in 1997 from $63.6 million in 1996. This increase was the result of continued strong demand for the Company's management consulting, engineering and technical, and economic and financial services for the electric and energy-related industries. The growth in revenues was due to increases in both the number and average size of client projects.

     Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit grew 60.5% to $34.1 million in 1997 from $21.2 million in 1996. Gross profit as a percentage of revenues was 40.8% in 1997 compared to 33.4% in 1996. The improvement in gross profit margins was driven primarily by increased utilization of the Company's professional consultants.

     Merger Related Costs. During 1997, the Company incurred merger related costs of $1.3 million related to acquisitions accounted for as poolings of interests. The merger costs include legal, accounting and other transaction-related fees and expenses. There were no acquisitions or corresponding related costs in the prior-year period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries and benefits of management and support personnel, facilities costs, recruiting and training, direct selling, outside professional fees and all other corporate costs. Selling, general and administrative expenses for 1997 increased approximately 16.0% to $18.1 million from $15.6 million in 1996. The pro forma adjustments for 1996 include an increase in officer compensation of $1.0 million to reflect the impact of a compensation plan adopted July 1, 1996. After giving effect to this pro forma adjustment, selling, general and administrative expenses for 1997 increased approximately 9.0% to $18.1 million from the pro forma $16.6 million for 1996. This increase is largely attributable to the overall higher business volume in 1997, partially offset by economies of scale and increased efficiency in certain support functions.

     Other Expense (Income). In 1997 interest income increased to $1.1 million due to average cash and cash equivalents outstanding of $27.6 million in 1997. The cash and cash equivalents balance primarily relates to the proceeds from the initial public offering that was completed in October,1996.

     Income Taxes. For the first nine months of 1996, one the Company's subsidiaries was taxed under Subchapter S of the Internal Revenue Code. Under the provisions of Subchapter S, federal income taxes were the responsibility of the stockholders as were certain state income taxes. Accordingly, the consolidated statement of operations for 1996 does not include a provision for federal or certain state income taxes for this subsidiary during the period January 1, 1996 through October 3, 1996. The pro forma tax adjustment for this period includes additional federal and state taxes that would have been required had the S-corporation election not been in effect and the net tax benefit relating to the pro forma compensation expense adjustment described above.

1996 Compared to 1995

     Revenues. Revenues increased 13.9% to $63.6 million in 1996 from $55.8 million in 1995. This increase was caused by increased demand for management consulting services in the electric utility industry and increased selling and business development efforts. These factors generated increases in both the number of client projects and the average size of client projects.

     Gross Profit. Gross profit increased 13.4% to $21.2 million in 1996 from $18.7 million in 1995. Gross profit as a percentage of revenues was 33.4% in 1996 compared to 33.5% in 1995. The gross profit percentage was largely consistent year to year based on comparable utilization rates in both periods for the Company's full time professional personnel.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 12.4% to $15.6 million in 1996 from $17.8 million in the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 24.6% in 1996 from 31.9% in 1995. In connection with the change in the taxable status of one of the Company's subsidiaries from a C corporation to an S corporation commencing January 1, 1996, the Company eliminated all other incentive compensation programs for certain key executives. Effective July 1, 1996, in contemplation of the termination of the S-corporation status in connection with the closing of the Company's initial public offering of common stock, the Company adopted a new executive compensation plan. The pro forma adjustments for 1996 and 1995 reflect the impact of this compensation plan. The pro forma adjustment for 1996 includes an increase in executive compensation of $1.0 million while the pro forma adjustment for 1995 incorporates a decrease in executive compensation of $2.8 million. After giving effect to these pro forma adjustments, selling, general and administrative expenses would represent $16.6 million, or 26.2% of revenues, in 1996 and $15.0 million, or 26.9% of revenues, in 1995. The increase in selling, general and administrative expenses was due primarily to higher business volume, offset in part by increased efficiency in certain administrative functions.

     Income Taxes. Effective January 1, 1996, the stockholders of one of the Company's subsidiaries elected to be taxed under Subchapter S of the Internal Revenue Code. As an S corporation, net income from January 1, 1996 was taxable for federal (and some state) income tax purposes directly to the subsidiaries' stockholders. The S-corporation status was terminated October 4, 1996 upon the completion of the Company's initial public offering of its Common Stock. Accordingly, the consolidated statement of operations for 1996 does not include a provision for federal or certain state income taxes for this subsidiary during the period January 1, 1996 through October 3, 1996.

Unaudited Quarterly Results

     The following tables set forth certain unaudited quarterly operating information for each of the 9 quarters ending December 31, 1997. These data have been prepared on the same basis as the audited financial statements contained elsewhere in this Form 10-K and include all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                 Quarters Ended

                                  Mar. 31,  June 30,   Sept. 30,    Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,
                                    1996      1996       1996         1996       1997       1997        1997       1997
                                                                  (In thousands)
Revenues......................     $15,318   $15,654     $16,189     $16,392    $18,084    $20,194     $21,140    $24,243
Cost of services..............       9,609    10,344      10,824      11,538     11,154     11,948      12,067     14,399

Gross profit..................       5,709     5,310       5,365       4,854      6,930      8,246       9,073      9,844
Merger related costs..........          --        --          --          --         --         --       1,312         --
Selling, general and
 Administrative
 Expenses.....................       3,282     3,485       3,885       4,958      4,256      4,681       4,296      4,874
                                   -------   -------     -------     -------    -------    -------     -------    -------
Operating income (loss).......       2,427     1,825       1,480        (104)     2,674      3,565       3,465      4,970
Other expense (income),
 Net..........................          46       102         142        (218)      (220)      (209)       (190)      (180)
                                   -------   -------     -------     -------    -------    -------     -------    -------
Income before income tax
 expense (benefit)............       2,381     1,723       1,338         114      2,894      3,774       3,655      5,150
Income tax expense
 (benefit)....................         167      (152)        (86)       (109)     1,088      1,437       1,327      1,934
                                   -------   -------     -------     -------    -------    -------     -------    -------
Net income....................     $ 2,214   $ 1,875     $ 1,424     $   223    $ 1,806    $ 2,337     $ 2,328    $ 3,216
                                   =======   =======     =======     =======    =======    =======     =======    =======

     Revenues and operating results fluctuate from quarter to quarter as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter and employee hiring and utilization rates. The timing of revenues varies from quarter to quarter because of the Company's sales cycle, the ability of clients to terminate engagements without penalty, the size and scope of assignments and general economic conditions. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. Furthermore, the Company has on occasion experienced a seasonal pattern in its operating results, with a smaller proportion of the Company's revenues and lower operating income occurring in the fourth quarter of the year or a smaller sequential growth rate than in other quarters.

Liquidity and Capital Resources

     Operating activities provided net cash flows of $6.4 million, $5.9 million and $1.2 million in 1997, 1996 and 1995, respectively. In 1997, the cash flow from operations is primarily the result of net income, increases in accounts payable, accrued liabilities and income taxes payable balances offset by an increase in accounts receivable. The increase in accounts receivable is primarily due to a 48% increase in revenue in the fourth quarter of 1997 versus the corresponding period in the prior year.

     Investing activities used net cash flows of $1.7 million, $1.8 million and $.8 million in 1997, 1996 and 1995, respectively. Historically investing activities have not required significant cash flows.

     Net cash (used in) provided by financing activities was ($16.7) million, $28.8 million and ($.1) million in 1997, 1996 and 1995, respectively. In 1997, the Company completed the acquisition of RMI in a transaction accounted for as a pooling of interests. In August 1997, the Company completed another acquisition of privately owned Reed in a transaction also accounted for as a pooling of interests. In connection with these acquisitions and the Sterling acquisition, the Company made cash payments totaling approximately $9.7 million to acquire shares of the combining enterprises held by certain minority stockholders. The Company also made payments of approximately $3.6 million to repay principal and accrued interest on long term debt and line of credit obligations of RMI.

     Also, in 1997, the Company repaid notes payable to two stockholders in the aggregate amount of $1.0 million. The notes, each with a principal amount of $0.5 million, bore interest at a rate of 10%. The Company repaid notes payable to other officers aggregating $0.8 million under various other pre-existing arrangements at RMI and Reed.

     During the period from January 1, 1996 to October 4, 1996, one of the Company's subsidiaries was taxed as an S corporation. Approximately $3.5 million of net income for the period during which the subsidiary was an S corporation was distributed to former S-corporation shareholders and included in their personal taxable income. These amounts were distributed to the former S-Corporation stockholders in 1997.

     The Company believes that the cash and cash equivalents as of year-end, the net proceeds of approximately $37 million from the secondary stock offering completed in February 1998, together with funds generated by operations, will provide adequate cash to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, at least through the next twelve months. Thereafter, the Company anticipates that its cash requirements related to future operations and potential acquisitions will be funded with cash generated from operations and short-term borrowings. The Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

     The Company believes that the effect of the millenium on its internal information systems will have an immaterial impact on the Company.


Recently Issued Financial Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

     In June of 1997, the FASB also issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." The Company will be required to adopt the new standard for the year ending December 31, 1998, although early adoption is permitted. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way the Company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company will adopt this statement in fiscal year 1998. The effect of applying this standard is not expected to be significant.

Item 8 - Consolidated Financial Statements and Supplemental Data
----------------------------------------------------------------

     The Consolidated Financial Statements of the Company are annexed to the report as pages F-1 through F-17. An index to such materials appears on page F-1.


Item 9 - Changes in and Disagreement with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Discussions
---------------------

     Not applicable

                                   Part III

     The information required by this Part III will be provided in the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement (the "Proxy Statement") will be filed pursuant to Regulation 14A no later than 120 days following the Company's fiscal year ended December 31, 1997, and is incorporated herein by this reference to the extent provided below.

Item 10 - Directors and  Executive Officers of the Registrant
-------------------------------------------------------------

     Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Board of Directors - Director Compensation," "Management Compensation" and "Compliance with Section 16(a) of the Exchange Act."

Item 11 - Executive Compensation
--------------------------------

     Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Board of Directors - Director Compensation" and "Management Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Stock Ownership of Directors, Executive Officers and Principal Holders."

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

     Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Certain Relationships and Related Transactions."

                                    Part IV

Item 14 - Exhibits, Financial Statements  and Reports on Form 8-K
-----------------------------------------------------------------

     The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The exhibits filed as part of this report are listed in the accompanying Exhibit Index.

On October 14, 1997, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K/A showing the condensed consolidated financial statements of Resource Management International, Inc. and subsidiaries as of June 30, 1997.

On October 14, 1997, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K/A showing the consolidated financial statements of Resource Management International, Inc. and subsidiaries as of December 31, 1997 and the pro forma condensed combining financial statements as of December 31, 1997.

On October 21, 1997, the Company filed with the Securities and Exchange Commission, an amended interim report on Form 8-K/A showing the condensed consolidated proforma financial statements of Resource Management International, Inc. and subsidiaries as of June 30, 1997.

On October 21, 1997, the Company filed with the Securities and Exchange Commission, an amended interim report on Form 8-K/A showing the consolidated financial statements of Resource Management International, Inc. and subsidiaries as of December 31, 1997 and the pro forma condensed combining financial statements as of December 31, 1997.

                            THE METZLER GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
Report of KPMG Peat Marwick LLP..................................................................  F-2
Consolidated Balance Sheets at December 31, 1997 and 1996........................................  F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.......  F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and
  1995...........................................................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.......  F-6
Notes to Consolidated Financial Statements.......................................................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Metzler Group, Inc.:

  We have audited the consolidated balance sheets of The Metzler Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Resource Management International, Inc., a wholly owned subsidiary, which financial statements reflect total assets constituting 27 percent and 24 percent as of December 31, 1997 and 1996, respectively, and total revenues constituting 53 percent, 56 percent and 67 percent for each of the years in the three-year period ended December 31, 1997, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Resource Management International, Inc., is based solely on the reports of the other auditors.

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

  In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metzler Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                  (signed) KPMG Peat Marwick LLP

February 11, 1998, except for Note 14, as
 to which the date is March 5, 1998
Chicago, Illinois

                    THE METZLER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                              ----------------------------
                                                                                 1997             1996
ASSETS
Current assets:
  Cash and cash equivalents.................................................  $21,572,740      $33,536,265
  Accounts receivable, net of the allowance for doubtful accounts of
    $1,254,238 and $706,000 in 1997 and 1996, respectively..................   23,629,870       14,184,458
  Prepaid and other current assets..........................................    1,359,304          655,168
                                                                              -----------      -----------
     Total current assets...................................................   46,561,914       48,375,891
Net property and equipment, net of accumulation depreciation of $7,164,824      2,885,256        2,713,793
 and $6,343,404 in 1997 and 1996, respectively..............................
Other assets................................................................    1,316,803        1,179,421
                                                                              -----------      -----------
     Total assets...........................................................  $50,763,973      $52,269,105
                                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Lines of credit...........................................................  $ 1,062,179      $ 1,685,133
  Notes payable to related parties, current portion.........................           --        1,734,580
  Long-term debt, current portion...........................................      208,309          606,621
  Accounts payable..........................................................    3,760,853        3,341,799
  Accrued liabilities.......................................................    1,658,271          749,947
  Accrued compensation and related costs....................................    2,608,983        1,797,676
  Income taxes payable......................................................    3,537,585          771,157
  Deferred income taxes.....................................................      585,335          711,626
  Other current liabilities.................................................    1,574,841          548,493
                                                                              -----------      -----------
     Total current liabilities..............................................   14,996,356       11,947,032
Notes payable to related parties, less current portion......................           --           88,725
Long-term debt, less current portion........................................      318,757        1,400,553
Deferred income taxes.......................................................    2,162,944        2,305,639
Other non-current liabilities...............................................      378,813          577,782
                                                                              -----------      -----------
     Total liabilities......................................................   17,856,870       16,319,731
                                                                              -----------      -----------
Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares authorized; no shares
    issued or outstanding...................................................           --               --
  Common stock, $.001 par value; 75,000,000 shares authorized; 20,557,359 and 20,201,637 shares issued and outstanding in 1997 and 1996,
    respectively............................................................       20,557           20,202
  Additional paid-in capital................................................   20,724,661       30,007,556
  Cumulative translation adjustment.........................................      (56,612)           6,066
  Retained earnings.........................................................   12,218,497        5,915,550
                                                                              -----------      -----------
     Total stockholders' equity.............................................   32,907,103       35,949,374
                                                                              -----------      -----------
     Total liabilities and stockholders' equity.............................  $50,763,973      $52,269,105
                                                                              ===========      ===========

        See accompanying Notes to the Consolidated Financial Statements.

                    THE METZLER GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Years Ended December 31,
                                                                   -------------------------------------------------------
                                                                          1997               1996               1995
Revenues..........................................................       $83,661,306        $63,553,337       $55,817,351
Cost of services..................................................        49,567,507         42,315,400        37,085,413
                                                                         -----------        -----------       -----------
  Gross profit....................................................        34,093,799         21,237,937        18,731,938
Merger related costs..............................................         1,311,959                 --                --
Selling, general and administrative expenses......................        18,107,760         15,609,906        17,811,846
                                                                         -----------        -----------       -----------
  Operating income................................................        14,674,080          5,628,031           920,092
                                                                         -----------        -----------       -----------
Other expense (income):
  Interest expense................................................            44,374            578,642           247,971
  Interest income.................................................        (1,114,759)          (370,750)          (27,125)
  Other, net......................................................           270,890           (134,614)           19,973
                                                                         -----------        -----------       -----------
     Total other expense..........................................          (799,495)            73,278           240,819
                                                                         -----------        -----------       -----------
Income before income tax expense (benefit)........................        15,473,575          5,554,753           679,273
  Income tax expense (benefit)....................................         5,786,148           (180,351)          392,908
                                                                         -----------        -----------       -----------
Net income .......................................................       $ 9,687,427        $ 5,735,104       $   286,365
                                                                         ===========        ===========       ===========
Pro forma income data (unaudited):
  Net income as reported..........................................                          $ 5,735,104       $   286,365
  Pro forma adjustments to executive compensation expense.........                           (1,019,460)        2,775,293
  Pro forma adjustments to income tax expense.....................                           (1,799,403)       (1,110,117)
                                                                                            -----------       -----------
     Pro forma net income.........................................                            2,916,241         1,951,541
                                                                                            ===========       ===========

    Pro forma or net income per basic share.......................             $0.48              $0.15             $0.10
                                                                         ===========        ===========       ===========
    Pro forma or net income per dilutive share....................             $0.47              $0.15             $0.10
                                                                         ===========        ===========       ===========

Basic shares used in computing pro forma or net income per share..        19,982,028         19,259,046        19,032,677
Diluted shares used in computing pro forma or net income per share        20,468,571         19,445,210        19,032,677



        See accompanying Notes to the Consolidated Financial Statements.

                    THE METZLER GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Preferred stock       Common stock                         Cumulative                     Total
                           ---------------  ----------------------    Additional     translation     Retained    stockholders'
                           Shares   Amount    Shares      Amount    paid-in capital   adjustment     earnings        equity
                           -------  ------  -----------  ---------  ---------------  ------------  ------------  --------------
Balance at December 31,
 1994....................       --      --  12,529,708     12,530          651,803            --     2,509,381       3,173,714
Net income...............       --      --          --         --               --            --       286,365         286,365
Purchase and retirement
 of common stock.........       --      --     (23,902)       (24)         (29,849)           --       (20,000)        (49,873)
Issuance of common
 Stock...................       --      --     253,652        254          235,552            --            --         235,806
Retroactive restatement
 for a three-for-two
 common stock split
 effective April 1,
 1998....................       --    --      6,379,72      6,380           (6,380)           --            --              --
                           -------  ------   ----------   -------      -----------   -----------   -----------     -----------
Balance at December 31,
 1995....................       --      --  19,139,187     19,140          851,126            --     2,775,746       3,646,012
Net income...............       --      --          --         --               --            --     5,735,104       5,735,104
Purchase and retirement
 of common stock.........       --      --  (2,899,059)    (2,899)      (8,156,963)           --      (395,300)     (8,555,162)
Issuance of common
 stock...................       --      --   3,961,509      3,961       37,313,393            --            --      37,317,354
S-corporation
 distributions...........       --      --          --         --               --            --    (2,200,000)     (2,200,000)
Foreign currency
 translation adjustment..       --      --          --         --               --         6,066            --           6,066
                           -------  ------  ----------    -------      -----------   -----------   -----------     -----------
Balance at December 31,
 1996....................       --      --  20,201,637     20,202       30,007,556         6,066     5,915,550      35,949,374
Net income...............       --      --          --         --               --            --     9,687,427       9,687,427
Purchase and retirement
 of common stock.........       --      --    (377,733)      (378)      (9,678,701)           --            --      (9,679,079)
Issuance of common
 stock...................       --      --     733,455        733          395,806            --       102,520         499,059
S-corporation
 Distributions...........       --      --          --         --               --            --    (3,487,000)     (3,487,000)
Foreign currency
 translation adjustment..       --      --          --         --               --       (62,678)           --         (62,678)
                           -------  ------  ----------    -------      -----------   -----------   -----------     -----------
Balance at December 31,
 1997....................       --      --  20,557,359    $20,557      $20,724,661      $(56,612)  $12,218,497     $32,907,103
                           =======  ======  ==========    =======      ===========   ===========   ===========     ===========



        See accompanying Notes to the Consolidated Financial Statements.

                    THE METZLER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended December 31,
                                                                       -------------------------------------------------
                                                                             1997            1996             1995
Cash flows from operating activities:
  Net income.........................................................     $  9,687,427    $ 5,735,104       $   286,365
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization......................................          917,268      1,063,986         1,071,984
  Loss on sale of property and equipment.............................               --         71,225            93,115
  Provision for bad debts............................................          548,238        253,306           815,860
  Deferred income taxes..............................................         (268,986)      (952,213)          194,394
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable.............................................       (9,993,650)    (1,768,689)       (1,997,479)
     Prepaid expenses and other assets...............................         (458,832)      (135,395)         (229,546)
     Accounts payable and accrued liabilities........................        1,327,378      1,517,756           140,046
     Accrued compensation and related costs..........................          811,307       (840,873)          662,592
     Income taxes payable............................................        2,766,428        553,072           208,676
     Other current liabilities.......................................        1,026,348        392,066           (28,287)
                                                                          ------------    -----------       -----------
Net cash provided by operating activities............................        6,362,926      5,889,345         1,217,720
                                                                          ------------    -----------       -----------

Cash flows from investing activities:
  Purchase of property and equipment.................................         (992,883)    (1,284,156)         (620,359)
  Sale of property and equipment.....................................               --         46,743             5,183
  Cash paid for acquisitions.........................................               --       (313,000)          (80,000)
  Other, net.........................................................         (678,427)      (285,156)          (56,210)
                                                                          ------------    -----------       -----------
Net cash used in investing activities................................       (1,671,310)    (1,835,569)         (751,386)
                                                                          ------------    -----------       -----------

Cash flows from financing activities:
  Purchase of common stock...........................................               --     (8,555,162)          (49,873)
  Issuance of common stock...........................................          499,059     37,317,354           235,806
  Repayment of notes payable.........................................       (1,823,305)      (648,449)          (22,043)
  Proceeds from notes payable........................................               --      1,799,581            23,724
  Repayment of long-term debt........................................       (1,480,108)      (826,449)         (691,445)
  Proceeds from long-term debt.......................................               --      1,458,333           226,552
  Net borrowings (repayments) on lines of credit.....................         (622,954)       479,393           255,000
  Purchase of dissenting shares issued in business combinations......       (9,679,079)            --                --
  Distributions to former S-corporation stockholders.................       (3,487,000)    (2,200,000)               --
  Payments for obligations under capital lease.......................          (61,754)       (43,318)          (21,277)
                                                                          ------------    -----------       -----------
Net cash provided by (used in) financing activities..................      (16,655,141)    28,781,283           (43,556)
                                                                          ------------    -----------       -----------
Net increase (decrease) in cash and cash equivalents.................      (11,963,525)    32,835,059           422,778
Cash and cash equivalents at beginning of year.......................       33,536,265        701,206           278,428
                                                                          ------------    -----------       -----------
Cash and cash equivalents at end of year.............................     $ 21,572,740    $33,536,265       $   701,206
                                                                          ============    ===========       ===========
Supplemental information:
  Interest payments..................................................     $    287,288    $   532,383       $   252,797
  Income tax payments................................................     $  3,228,706    $   228,010       $    17,469

          See accompanying Notes to Consolidated Financial Statements.

                            THE METZLER GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

  The Metzler Group, Inc. (the ''Company'') is a leading provider of consulting services to energy-based and related industries. The Company's services include:
(i) management consulting; (ii) information technology; (iii) economic and regulatory; and (iv) engineering and technical. The Company's operating subsidiaries include Burgess Consulting, Inc. ("Burgess"), Metzler & Associates, Inc. (''Metzler & Associates''), Reed Consulting Group, Inc. ("Reed"), Resource Management International, Inc. (''RMI'') and Sterling Consulting Group, Inc ("Sterling"). The Company is headquartered in Chicago, Illinois and has regional offices in various cities within the United States, and international offices in Denmark, Australia, Czechoslovakia Republic and the Philippines.


2. Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.


 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in which it is reasonably possible that there could be a change in the estimates in the near term include the calculation of contingency reserves and revenue recognized on long-term contracts.

 Cash and Cash Equivalents

  Cash equivalents are comprised of highly liquid instruments with original maturities of 90 days or less.


 Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives, ranging from three to forty years, of the various classes of property and equipment. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the asset.

 Intangible Assets

  Intangible assets consist principally of goodwill (excess of purchase price over the fair value of net assets acquired) and covenants not to compete. Goodwill is being amortized using the straight-line method from ten to forty years. The non-compete covenants are recorded at cost and are being amortized over their respective terms of 33 to 72 months.

 Fair Value of Financial Instruments

  The carrying amount of the Company's financial instruments approximates fair value because of the short maturity of those instruments.


 Revenue Recognition

  The Company recognizes revenues as the related services are provided. Certain contracts are accounted for on the percentage of completion method whereby revenues are recognized based upon costs incurred in relation to total estimated costs at completion. Provision is made for the entire amount of estimated losses, if any, at the time when they are known.


 Stock Based Compensation

  The Company utilizes the intrinsic value-based method of accounting for its stock-based compensation arrangements.


 Income Taxes

  Income taxes, including pro forma calculations, are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Prior to January 1, 1996, Metzler & Associates had operated as a C-corporation. Effective January 1, 1996, the stockholders of Metzler & Associates elected to be taxed under Subchapter S of the Internal Revenue Code. During such period, federal income taxes were the responsibility of Metzler & Associates' stockholders as were certain state income taxes. As of the effective date of the election, Metzler & Associates was responsible for Federal built-in-gain taxes to the extent applicable. Accordingly, the consolidated statement of operations for the year ended December 31, 1996 provides for such taxes. The S-corporation election terminated in connection with the consummation of the initial public offering of the Company's common stock on October 4, 1996.


 Pro Forma Adjustments (unaudited)

  The pro forma adjustments during the years 1996 and 1995 reflect the impact of a Metzler & Associates compensation plan effective July 1, 1996. The pro forma adjustments for 1996 include an increase to officer compensation expense of $1,019,460. The pro forma adjustments for 1995 include a decrease to officer compensation expense of $2,775,293.

  The pro forma adjustments for 1996 include federal and additional state income tax expense of $1,799,403 that would have been required had Metzler & Associates not made the S-corporation election effective January 1, 1996, partially offset by a reduction in taxes that would have been incurred had Metzler & Associates adopted the officers' compensation plan referred to above. The pro forma adjustments for 1995 include additional federal and state income tax expense of $1,110,117, that would have been required had

Metzler & Associates' compensation expense decreased in 1995 to the level commensurate with the compensation plan adopted effective July 1, 1996, as noted above.


  Earnings per Share

  For the years ended December 31, 1997, 1996 and 1995, earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which the Company adopted during the fourth quarter of 1997. Weighted-average and equivalent shares outstanding include the dilutive effect of common stock options aggregating 486,543, 186,164 and 0 for the years ended December 31, 1997, 1996 and 1995, respectively.


  Foreign Currency Translation

  The balance sheets of the Company's foreign subsidiaaries are translated into U.S. dollars using the year-end exchange rate, and sales and expenses are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded as a separate component of stockholders' equity as a cumulative translation adjustment.


  Reclassifications.

  Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.



3. Business Combinations

  In January 1997, the Company issued 63,272 shares of common stock for all of the outstanding common stock of Burgess. The stockholder's equity and operations of Burgess were not material in relation to those of the Company. As such, the Company recorded the combination by restating stockholders' equity as of January 1, 1997 without restating prior period statements of operations to reflect the pooling-of-interest combination.

  On July 31, 1997, the Company issued 3,205,767 shares of common stock for substantially all the outstanding common stock of RMI. Additionally, on August 15, 1997, the Company issued 777,600 shares of common stock for substantially all of the outstanding common stock of Reed. Each of the transactions was accounted for as a pooling of interests. The consolidated financial statements have been restated as if RMI and Reed had been combined for all periods presented. The Company's consolidated statement of operations for the year ended December 31, 1997 includes revenues and net income from RMI and Reed totaling $28,906,082 and $1,528,688, respectively, through the dates of acquisition. The consolidated statements of operations for years ended December 31, 1996 and 1995 have been restated to reflect revenues of $41,460,368 and
$42,357,626, respectively.   The consolidated statement of operations for the
year ended December 31, 1996  has been restated to reflect a net loss from RMI
and Reed totaling $1,119,045.   The consolidated statement of operations for the
year ended December 31, 1995 has been restated to reflect net income from RMI and Reed totaling $759,597.

     In December 1997, the Company issued 578,727 shares of common stock for substantially all of the outstanding common stock of Sterling. Additionally, in December 1997, the Company issued 45,000 shares of common stock for substantially all of the outstanding common stock of Reed-Stowe. The Company contributed all of the Reed-Stowe stock to the Company's Reed subsidiary. Each of these transactions was accounted for using the pooling of interest method of accounting. The consolidated financial statements have not been restated since these acquisitions were deemed immaterial.

  In May 1996, RMI purchased the outstanding shares of SRC and SRC Group. The acquired companies provide consulting and technical research services to governmental agencies, public and private utilities, research institutions and industrial firms located throughout the world. RMI paid approximately $313,000 in cash for combined net assets of approximately $134,000. The acquisition has been accounted for by the purchase method of accounting. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill which is being amortized on a straight-line basis over ten years. The operating results of the acquired companies are included in RMI's results of operations from the date of acquisition. Pursuant to the SRC and SRC Group purchase agreement, RMI entered into employment and covenant not to compete agreements with certain officers of the acquired companies. These agreements provide for the officers to receive salaries totaling approximately $600,000 annually through May 1998, bonus payments totaling $480,000 and covenant payments totaling approximately $120,000. The covenant payments are to be paid out with interest in monthly installments over a 36-month period.


4. Initial Public Offering

  On October 4, 1996 the Company completed an initial public offering of its common stock in which 3,450,000 shares were sold by the Company, along with an additional over-allotment of 427,500 shares, resulting in proceeds of approximately $37 million, net of issuance costs of approximately $4 million.

  Concurrent with the completion of the initial public offering and in accordance with an agreement entered into during July 1996 between the Company and its founding shareholder, the Company redeemed 2,571,428 shares of the founding shareholder's common stock and issued to the shareholder a promissory note for $7,975,000. See Note 12 of the Notes to Consolidated Financial Statements regarding repayment of the promissory note.



5. Property and Equipment

  Property and equipment, at cost, as of December 31 consisted of:

                                                                          1997              1996
      Land and buildings..........................................      $   370,000        $   370,000
      Furniture, fixtures and equipment...........................        8,532,226          7,647,076
      Leasehold improvements......................................        1,147,854          1,040,121
                                                                        -----------        -----------
                                                                         10,050,080          9,057,197
         Less: accumulated depreciation and amortization..........       (7,164,824)        (6,343,404)
                                                                        -----------        -----------
                                                                        $ 2,885,256        $ 2,713,793
                                                                        ===========        ===========

6. Lines of Credit

  The Company had $1,772,500 and $4,900,000 available under lines of credit at December 31, 1997 and 1996, respectively. Amounts outstanding at December 31 are as follows:

                                                                                1997          1996
   $2,500,000 line of credit, interest payable monthly at the bank's prime rate (8.25% at December 31, 1996) plus
       .375%, collateralized by substantially all assets of RMI,
       paid in 1997.......................................................    $       --    $  590,133
   $1,000,000 line of credit, interest payable monthly at the bank's prime rate (8.25% at December 31, 1996) plus
       1.0%, collateralized by substantially all assets of RMI,
       paid in 1997.......................................................            --     1,000,000
   $200,000 line of credit, interest payable at bank's prime rate
       (8.25% at December 31, 1996) plus 1.0%, collateralized
       by all assets of Reed, paid in 1997................................            --        95,000
   $800,000 line of credit, interest payable quarterly at the bank's prime rate (9.5% at December 31, 1997) plus 1.0% guaranteed
       by officers of Sterling, due April 1, 1998.........................       620,000            --
   $400,000 line of credit, interest payable quarterly at the bank's prime rate (9.5% at December 31, 1997) plus 1.0%, guaranteed by
       officers of Sterling, due April 1, 1998............................       400,000            --
   $72,500 in lines of credit, interest payable 12.5% to 15.0%, guaranteed by officers of Reed-Stowe, outstanding balance due
       on demand..........................................................        42,179            --
                                                                              ----------    ----------

                                                                              $1,062,179    $1,685,133
                                                                              ==========    ==========


  At December 31, 1997, the Company had letters of credit available of $1,500,000 of which $606,653 has been utilized. The letters of credit expire at various dates through December 31, 2000.

7. Lease Commitments

  The Company leases its office facilities and certain equipment under operating and capital lease arrangements which expire at various dates through 2002 with renewal options of two to five years.


Operating Leases

  The Company leases office facilities under noncancelable operating leases which include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. The total amount of the base rent payments is being charged to expense as incurred. In addition, the Company leases equipment under noncancelable operating leases.

  Future minimum annual lease payments, for the years subsequent to 1997 and in the aggregate, are as follows:

             Year ending December 31               Amount
             1998............................    $ 3,772,044
             1999............................      2,825,115
             2000............................      2,519,408
             2001............................      2,175,657
             2002............................        233,592
                                                 -----------
                                                 $11,525,816
                                                 ===========


  The Company also subleases some of these buildings to others under noncancelable operating leases. The leases expire through November 1998, without renewal options. Future minimum rentals to be received for the year ending December 31, 1998, is $77,020.

  Rent expense for operating leases entered into by the Company and charged to operations amounted to $3,417,639, $3,072,500 and $2,660,513 for the years ended December 31, 1997, 1996, and 1995, respectively.

Capital Leases

  The Company leases certain equipment under capital lease agreements which expire through May 2000. Future minimum payments under the capital lease agreements are as follows:

             Year ending December 31                                   Amount
             1998................................................     $ 74,060
             1999................................................       61,614
             2000................................................       25,673
                                                                      --------
             Net minimum rentals.................................      161,347
             Less interest portion...............................      (19,115)
                                                                      --------
             Present value of net minimum rentals at
               December 31, 1997.................................     $142,232
                                                                      ========

8. Income Tax Expense (Benefit)

  Income tax expense (benefit) consists of the following:

                                                                         December 31,
                                                           ----------------------------------------
                                                               1997          1996          1995
      Federal:
         Current.........................................   $5,000,637     $ 477,323       $168,171
         Deferred........................................     (262,756)     (574,015)       146,215
                                                            ----------     ---------       --------
         Total...........................................    4,737,881       (96,692)       314,386
                                                            ----------     ---------       --------
      State:
         Current.........................................    1,054,497       219,806         43,626
         Deferred........................................       (6,230)     (303,465)        34,896
                                                            ----------     ---------       --------
         Total...........................................    1,048,267       (83,659)        78,522
                                                            ----------     ---------       --------
      Total federal and state income tax expense
        (benefit)........................................   $5,786,148     $(180,351)      $392,908
                                                            ==========     =========       ========

  Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income before income tax expense (benefit) as follows:

                                                                        December 31,
                                                         -------------------------------------------
                                                             1997          1996            1995
Federal tax at statutory rate..........................           35%           34%              34%
State tax at statutory rate, net of federal tax
 benefits..............................................          4.8           4.7              7.8
Effect of nontaxable interest and dividends............         (1.6)         (1.6)              --
Effect of S-corporation election.......................            0         (40.7)            12.0
Other..................................................          (.8)          1.7              4.1
                                                                ----         -----             ----
                                                                37.4%         (3.3%)           57.9%
                                                                ====         =====             ====

    Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effect of these differences are as follows:

                                                                               December 31,
                                                                        ---------------------------
Deferred tax assets:                                                        1997           1996
  State income taxes..................................................     $  154,773       157,076
  Accrued rent........................................................        110,024       201,240
  Allowance for uncollectible receivables.............................        340,000             -
  Reorganization cost.................................................        382,032             -
  Other...............................................................        126,465        50,724
                                                                           ----------    ----------
Total deferred tax assets.............................................     $1,113,294    $  409,040
                                                                           ----------    ----------

Deferred tax liabilities:
  Adjustment resulting from changes in the method of accounting
   used for tax purposes..............................................     $3,548,074    $3,104,306
  Investments in partnerships.........................................        213,598       200,532
  Other...............................................................         99,901       121,467
                                                                           ----------    ----------
Deferred tax liabilities..............................................      3,861,573     3,426,305
                                                                           ----------    ----------
Net deferred tax liabilities..........................................     $2,748,279    $3,017,265
                                                                           ==========    ==========

9. Long-Term Incentive Plan

  On June 30, 1996, the Company adopted a Long-Term Incentive Plan which provides for common stock, common stock-based, and other performance incentives to employees, consultants, directors, advisors, and independent contractors of the Company. The maximum number of shares of common stock, which may be issued and sold under the plan, is 3,000,000 shares. As of December 31, 1997, the Company has 2,246,115 options outstanding at a weighted average exercise price of $16.79 per share which was equal to the estimated fair market value of common stock at the dates of grant. As of December 31, 1997, 13,500 options were exercisable. In general, the options are exercisable in three or four annual installments commencing on the second anniversary of the date of grant.

  The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, (FASB 123), the Company's compensation expense for the years ended December 31, 1997 and 1996 would have been increased by $1,113,000 and $102,000, respectively, net of related income taxes. As a result, the Company's pro forma net earnings available to common stockholders and earnings per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:

                                                                      1997          1996
       Pro forma earnings per common and common equivalent share:
         As reported.............................................   $9,687,427    $2,916,241
         Pro forma--fair value method............................   $8,574,427    $2,814,241
      Pro forma net earnings available to common stockholders:
         As reported.............................................   $     0.48    $     0.15
         Pro forma--fair value method............................   $     0.43    $     0.15

  The weighted average fair value of options granted in 1997 and 1996 was $4.07 and $2.00 respectively. For purposes of calculating compensation cost under FASB 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the model for grants made in 1997 and 1996:


                                        1997                 1996
                                      ---------            ---------
      Expected volatility...........     45%                  40%
      Risk free interest rate.......    5.7%                 6.5%
      Dividend yield................      0%                   0%
      Expected lives................  2.6 years            3.0 years


  Additional information on the shares subject to options is as follows:

                                                            1997                                 1996
                                                                 Weighted-                              Weighted-
                                                  Number of       Average              Number of         Average
                                                   Shares       Exercise Price          Shares       Exercise Price
-------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year            689,387        $ 10.67                     0          $   --
Granted                                           1,795,365          19.06               724,888           10.00
Exercised                                            (3,000)         (8.00)                   --              --
Forfeited                                          (235,637)        (16.35)              (35,501)           8.00
                                                  ---------        -------              --------

Options outstanding at end of year                2,246,115        $ 16.79               689,387           10.37
                                                  =========        =======              ========

Options exercisable at year end                      13,500        $ 18.45                    --              --
                                                  =========        =======              ========


  The following table summarizes information about stock options outstanding at December 31, 1997 and 1996:

                                                     1997                                          1996
                                ------------------------------------------------------------------------------------------
                                                               Weighted-                                      Weighted-
                                                 Weighted-      Average                       Weighted-        Average
                                                 Average       Remaining                       Average        Remaining
                                  Number of      Exercise     Contractual       Number of      Exercise      Contractual
Range of Exercise Prices            Shares        Price           Life           Shares         Price           Life
      $6  to $13................     462,369       $ 7.79      1.47 years       512,138        $ 8.03        2.46 years
      $13 to $17................     694,998        14.50      1.02 years        12,000         16.21         .65 years
      $17 to $21................     230,748        18.00      2.39 years       156,249         17.21        3.30 years
      $21 to $23................     345,000        22.15      2.33 years            --            --                --
      $23 to $27................     513,000        24.00      2.47 years            --            --                --
                                   ---------       ------  --------------       -------        ------    --------------
                                   2,246,115       $16.79      1.80 years       689,387        $10.37        2.60 years
                                   =========        =====  ==============       =======        ======    ==============

10. Employee Benefit Plans

  The Company maintains three profit sharing and pension plans (Metzler & Associates Profit Sharing and Savings Plan and Trust, RMI, Inc. 401(k) and Profit Sharing Plan, and RMI Utility Purchase Pension Plan).

   The Metzler & Associates Profit Sharing and Savings Plan and Trust covers certain employees upon the completion of one year of service. Participants may contribute up to 15% of their eligible compensation. The Company, at its discretion, makes profit sharing contributions.

  Under the RMI, Inc. 401(k) and Profit Sharing Plan, eligible employees may contribute up to 12% of their compensation to this plan and the Company matches a percentage of employees' contributions as determined by the Board of Directors. The Company may also make an annual profit sharing contribution at its discretion. Employees are eligible to participate after age 21 and six months of service. After the second year of service, vesting of all contributions made by the Company occurs ratably at 20% per year.

  The RMI Utility Money Purchase Pension Plan was amended prior to January 1, 1997, to freeze entry into the plan and benefits accruals. Participants are not allowed to make contributions to this plan.

  The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time.

The Company contributions to the various plans which were charged to operations were the following:

Period ended                               Total
      December 31, 1995...........      $1,384,083
      December 31, 1996...........       1,356,014
      December 31, 1997...........          25,255

11. Long-term Debt

  Long-term debt at December 31 consists of the following:

                                                                                                  1997          1996
   Term loans, variable interest at the prime rate (8.25% through 10.0% at December
    31, 1997) plus 1.0% through 2.0%, with due dates 1998 though 2001.......................      $145,297    $1,458,333
   Mortgage payable, interest at 10.0%, collateralized by land and building, payable in
    equal monthly installments of principal and interest due in 2001........................        78,366        94,771
   Covenants not to compete, payable through July 2001......................................       303,403       454,070
                                                                                                  --------    ----------
                                                                                                   527,066     2,007,174
   Less portion due within one year.........................................................       208,309       606,621
                                                                                                  --------    ----------
                                                                                                  $318,757    $1,400,553
                                                                                                  ========    ==========

  Future aggregate annual maturities of long-term debt as of December 31, 1997, are as follows:

                           1998...............     $208,309
                           1999...............      128,525
                           2000...............      111,775
                           2001...............       78,457
                                                   --------
                                                   $527,066
                                                   ========

12. Related-Party Transactions

  During January 1996, the Company entered into note payable agreements with two officers. The notes, each with a principal amount of $500,000, bear interest at a rate of 10%. The notes matured on December 31, 1996 and were repaid on January 2, 1997. In addition, the Company had notes payable outstanding to related parties including RMI and Reed employees, officers, and stockholders. The notes are without collateral, bear interest at rates ranging from 5% to 10%, and mature during 1997 and 1998.

  In May 1996, the Company made an advance of $725,000 to an officer as part of an employment agreement and entered into a note receivable agreement with the officer. The note receivable bore interest at a rate of 6%. The note, plus accrued interest, was repaid on November 8, 1996.

  During July 1996, the Company entered into an agreement with its founding shareholder, whom, at that time, was the beneficial owner of 15% of the Company's common stock, to redeem 2,571,428 shares of the shareholder's common stock in exchange for a promissory note in the amount of $7,975,000. The redemption value per share was negotiated by the Company's other executive officers, who collectively owned the remaining 85% of the Company's common stock at the time of the agreement. The Company redeemed the stock on October 4, 1996 in accordance with the agreement and repaid the promissory note within 30 days of the redemption.

13. Supplemental Noncash Investing and Financing Activities and Cash Flow Information

  During 1996, RMI recorded equipment under capital leases of $207,484 and recorded an obligation under capital lease of the same amount in connection with acquisition of SRC and SRC Group (Note 3).

14. Subsequent Events

  On February 11, 1998, the Company completed a registration statement on Form S-3 for a secondary offering of its common stock, par value $.001. Through the offering, the Company issued an additional 1,500,000 shares of its common stock which yielded net proceeds to the Company of approximately $37 million.

  On March 5, 1998, the Board of Directors authorized a three-for-two stock split to be distributed on April 1, 1998, to shareholders of record on March 18, 1998. All references in the consolidated financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 1998

                              THE METZLER GROUP,  INC.



                              By: /s/ Robert P. Maher
                                 -----------------------------------------------
                                 Robert P. Maher
                                 Chairman, President and Chief Executive Officer


                              By: /s/ James F. Hillman
                                 -----------------------------------------------
                                 James F. Hillman
                                 Chief Financial Officer


                              By: /s/ Gerald R. Lanz
                                 -----------------------------------------------
                                 Gerald R. Lanz
                                 Chief Operating Officer

                              By: /s/ Peter B. Pond
                                 -----------------------------------------------
                                 Peter B. Pond
                                 Director

                              By: /s/ James T. Ruprecht
                                 -----------------------------------------------
                                 James T. Ruprecht
                                 Director

                              By: /s/ Mitchell H. Saranow
                                 -----------------------------------------------
                                 Mitchell H. Saranow
                                 Director

EXHIBIT INDEX


                                                                                                   Page
   Exhibit No.                                    Description                                     Number
-----------------  --------------------------------------------------------------------------  -------------
 2.1               Form of Merger Agreement Among The Metzler Group, Inc., Metzler                       (1)
                   Acquisition, Inc. and Metzler & Associates, Inc.
 2.2               Form of Promissory note of Metzler-Illinois to Richard J. Metzler in the              (1)
                   amount of $7,975,000
 3.1               Amended and Restated Certificate of Incorporation of the Company                      (2)
 3.2               Amendment No. 1 to Amended and Restated Certificate of Incorporation of               (4)
                   the Company
 3.2               Amended and Restated By-Laws of the Company                                           (5)
 4.1               Specimen Common Stock Certificate                                                     (3)
 4.2               Form of Registration Agreement
10.1               Form of Indemnification Agreement between the Company and each of its                 (3)
                   directors and officers
10.2               The Metzler Group, Inc. Long-Term Incentive Plan                                      (1)
10.3               Form of Stock Redemption Agreement among the Company, Richard J. Metzler,             (1)
                   Robert P. Maher, David J. Donovan,  James T. Ruprecht, James R. Blomberg,
                   Stephen R. Goldfield and Gerald R. Lanz
10.4               Lease dated October 29, 1991 between Metzler-Illinois and American                    (1)
                   National Bank and Trust Company of Chicago, as Land Trustee, regarding the space at 520 Lake Cook Road, Deerfield, Illinois (a/k/a Corporate 500
                   Centre), and the First Amendment to Lease dated April 17, 1996, and the
                   Third Amendment to Lease dated May, 1996
10.5               Amendment No. 1 to The Metzler Group, Inc. Long Term Incentive Plan,                  (5)
                   dated November 1, 1997.
10.6               The Metzler Group, Inc. Employee Stock Purchase Plan                                  (6)
10.7               Amendment No. 1 to The Metzler Group, Inc. Employee Stock Purchase Plan
10.8               Amendment No. 2 to The Metzler Group, Inc. Employee Stock Purchase Plan
10.9               Plan and Agreement of Merger and Purchase Agreement as of July 31, 1997               (7)
                   by and among The Metzler Group, Inc., a Delaware corporation, RMI
                   Acquisition Co., a Delaware corporation, Resource Management
                   International, Inc., a California corporation, and each of the shareholders of Resource Management International, Inc.
21.1               Significant Subsidiaries of The Metzler Group, Inc.                                   (2)
23.0               Consent of KPMG Peat Marwick LLP
27.1               Financial Data Schedule - for the period ended December 31, 1997
27.2               Restated Financial Data Schedule - For the nine months ended September 30, 1996
27.3               Restated Financial Data Schedule - For the three months ended March 31, 1997
27.4               Restated Financial Data Schedule - For the year ended December 31, 1996
27.5               Restated Financial Data Schedule - For the nine months ended September 30, 1997
27.6               Restated Financial Data Schedule - For the six months ended June 30, 1997


(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.

(2) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 4, 1996.

(3) Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 20, 1996.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.

(5) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.

(6) Incorporated by reference from the Registrant's Regisration Statement on Form S-8 (Registration No. 333-30265) filed with the SEC on June 27, 1997.

(7) Incorporated by reference from the Registrant's 8-K filed with the SEC on August 14, 1997.