Form 10-Q
period 1998-03-31
METZLER GROUP INC
filed 1998-05-15
CIK 1019737

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


Commission file number: 0-28830



                            The Metzler Group, Inc.
            (Exact name of Registrant as specified in its charter)


         Delaware                                               36-4094854
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                              520 Lake Cook Road
                                   Suite 500
                           Deerfield, Illinois 60015
             (Address of principal executive offices)  (Zip code)



                                 847-914-9100
              (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of May 15, 1998, the Registrant had outstanding 22,402,608 shares of its $.001 par value Common Stock.

                            THE METZLER GROUP, INC.

                         Quarter Ended March 31, 1998

                                     INDEX


PART 1 - FINANCIAL INFORMATION
------------------------------                                                PAGE
                                                                              ----
Item 1                     Consolidated Balance Sheets as of March 31,
                           1998 (unaudited) and December 31, 1997............  3


                           Consolidated Statements of Operations and
                           Comprehensive Income for the three months ended
                           March 31, 1998 and 1997 (unaudited)...............  4


                           Consolidated Statements of Cash Flows for
                           the three months ended March 31, 1998 and
                           1997 (unaudited)..................................  5



                           Notes to Consolidated  Financial Statements
                           (unaudited).......................................  6

Item 2                     Management's Discussion and Analysis of
                           Financial  Condition and Results of
                           Operations........................................  7

Item 3                     N/A


Part II - OTHER INFORMATION
---------------------------
Item 1                     Legal Proceedings.................................  9

Item 6                     Exhibits and Reports on Form 8-K..................  9


SIGNATURES                 .................................................. 11

                        Part I.  Financial Information
                         Item 1.  Financial Statements

                            THE METZLER GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                                 March 31,        December 31,
                                                                   1998               1997
                                                                -----------        ----------
    ASSETS                                                      (unaudited)
    ------
Current assets:
  Cash and cash equivalents.....................................     $53,702          $21,573
  Accounts receivable...........................................      24,676           23,630
  Prepaid expenses and other....................................       1,776            1,359
                                                                     -------          -------
     Total current assets.......................................      80,154           46,562
Property and equipment, net.....................................       4,902            2,885
Other non-current assets, net...................................       1,237            1,317
                                                                     -------          -------
Total assets....................................................     $86,293          $50,764
                                                                     =======          =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Line of credit................................................     $     -          $ 1,062
  Accounts payable..............................................       3,559            3,761
  Accrued liabilities...........................................       1,578            1,658
  Accrued compensation and related costs........................       2,006            2,609
  Income taxes payable..........................................       2,991            3,538
  Deferred income taxes.........................................         585              585
  Other current liabilities.....................................         399            1,783
                                                                     -------          -------
     Total current liabilities..................................      11,118           14,996

Deferred income taxes...........................................         980            2,163
Other non-current liabilities...................................         308              698
                                                                     -------          -------
      Total liabilities.........................................      12,406           17,857
                                                                     -------          -------

 Stockholders' equity:
   Preferred stock, $.001 par value; 3,000 shares
     authorized; no shares issued or outstanding................           -                -
   Common stock, $.001 par value, 75,000 shares
     authorized;  22,142 and 20,557 shares
     issued and outstanding in 1998 and 1997....................          22               21
   Additional paid-in capital...................................      57,861           20,725
   Retained earnings............................................      16,075           12,218
   Accumulated other comprehensive income.......................         (71)             (57)
                                                                     -------          -------
      Total stockholders' equity................................      73,887           32,907
                                                                     -------          -------
 Total liabilities and stockholders' equity.....................     $86,293          $50,764
                                                                     =======          =======

           See accompanying notes to consolidated financial statements.

                            THE METZLER GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS AND
                             COMPREHENSIVE INCOME

                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                              ---------
                                                      1998                1997
                                                 ---------------     ---------------
Revenues......................................          $25,487             $18,084
Cost of services..............................           14,506              11,154
                                                 ---------------     ---------------
Gross profit .................................           10,981               6,930
Selling, general and administrative expenses..            5,066               4,256
                                                 ---------------     ---------------
Operating income..............................            5,915               2,674
Other expense (income), net...................             (481)               (220)
                                                 ---------------     ---------------
Income before income tax expense..............            6,396               2,894
Income tax expense............................            2,539               1,088
                                                 ---------------     ---------------
Net income....................................          $ 3,857             $ 1,806
                                                 ===============     ===============


Net income per basic share....................          $  0.18             $  0.09
                                                 ===============     ===============
Net income per diluted share..................          $  0.18             $  0.09
                                                 ===============     ===============
Basic shares used in computing net income
  per share...................................           21,087              19,924
                                                 ===============     ===============
Diluted shares used in computing net income
  per share...................................           22,022              20,216
                                                 ===============     ===============

Other comprehensive income:
Foreign currency translation adjustments......          $   (14)            $     4
Comprehensive income..........................          $ 3,843             $ 1,810



         See accompanying notes to consolidated financial statements.

                            THE METZLER GROUP, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                Three months ended
                                                                                     March 31,
                                                                                     ---------
                                                                                1998          1997
                                                                                ----          ----
Cash flows from operating activities:
  Net income..............................................................   $ 3,857       $ 1,806
  Adjustments to reconcile net income to net cash
    used in operating activities, net of acquisition:
       Depreciation and amortization......................................       297           211
       Gain on sale of property...........................................      (106)           --
       Deferred income taxes..............................................    (1,183)           --
       Changes in assets and liabilities:
          Accounts receivable.............................................    (1,046)       (3,902)
          Prepaid expenses................................................      (417)           47
          Accounts payable and accrued liabilities........................      (283)          305
          Accrued compensation and related costs..........................      (603)          610
          Income taxes payable............................................      (546)           32
          Other current liabilities.......................................    (1,384)       (1,384)
                                                                             -------       -------
Net cash provided by (used in) operating
activities................................................................    (1,414)         (503)
                                                                             -------       -------
Cash flows from investing activities:
  Purchase of property and equipment......................................    (2,585)         (224)
  Proceeds from sale of property..........................................       402            --
  Other, net..............................................................      (350)          364
                                                                             -------       -------
Net cash provided by (used in) investing activities.......................    (2,533)          140
                                                                             -------       -------
Cash flows from financing activities:
  Issuance of common stock................................................    37,138            97
  Payment of notes payable................................................        --        (1,480)
  Repayments on lines of credits..........................................    (1,062)         (170)
  Distributions to former S-corporation
  stockholders............................................................                  (3,000)
                                                                             -------       -------
Net cash provided by (used in) financing activities.......................    36,076        (4,553)
                                                                             -------       -------
Net increase (decrease) in cash and cash equivalents......................    32,129        (4,916)
Cash and cash equivalents at beginning of period..........................    21,573        33,536
                                                                             -------       -------
Cash and cash equivalents at end of period................................   $53,702       $28,620
                                                                             =======       =======
Supplemental information:
  Interest payments.......................................................   $    20       $    97
  Income tax payments.....................................................   $ 3,701       $   730


          See accompanying notes to consolidated financial statements

                            THE METZLER GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)


Note 1.   Basis of Presentation
-------------------------------

     The accompanying unaudited interim consolidated financial statements of The Metzler Group, Inc. (the Company) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

     These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1998.

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the quarter ended March 31, 1997. Required changes are reported in the Consolidated Statements of Operations and Comprehensive Income and Consolidated Balance Sheets.

Note 2.   Business Combinations
-------------------------------

     On July 31, 1997, the Company issued 3,206 shares of common stock for substantially all the outstanding common stock of Resource Management International, Inc. (RMI). Additionally, on August 15, 1997, the Company issued 778 shares of common stock for substantially all of the outstanding common stock of Reed Consulting Group, Inc. (Reed). Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. The Company's consolidated statements of operations and comprehensive income for the three months ended March 31, 1997 have been restated to reflect revenues and net income of $11,826 and $1,806, respectively for the combined operations of RMI and Reed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," `intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to important risks and factors identified herein or identified from time to time in the Company's reports filed with the SEC.


Results of Operations

     Revenues. Revenues increased by 41% to $25.5 million in the three months ended March 31, 1998 from $18.1 million in the first quarter of 1997. The growth in revenue was primarily due to expansion of services provided to existing clients and engagements with new clients, as a result of continued strong demand for management consulting services in the electric and energy-related industries, increased selling and business development efforts, and immaterial acquisitions completed in the fourth quarter of 1997.

     Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 59% to $11.0 million in the first quarter of 1998 from $6.9 million in the first quarter of 1997. Gross profit as a percentage of revenues was 43% for the first quarter of 1998 as compared to 38% in the year earlier period. The change in gross margin percentage was primarily the result of increases in the utilization rates of the Company's professional personnel and the introduction of performance-based incentive compensation plans at certain acquired businesses as of January 1, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. As a percentage of revenue, selling, general and administrative expenses for the three months ended March 31, 1998 and 1997 were 20% and 24%, respectively. The improvement in selling, general and administrative expenses as a percent of revenues is attributable to economies of scale, increased efficiency in certain support functions, reduction of administrative headcount and closing certain facilities at the beginning of 1998.

     Other Expense (Income). Other operating expense (income) includes interest expense, interest income and other, net. Net other income for the three months ended March 31, 1998 was $0.5 million versus $0.2 million in the comparable quarter last year. The increase was due to an increase in interest income as a result of the higher average cash balances outstanding during the period and due to a reduction in interest expense.

                                    Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Income Taxes. The Company's effective income tax rate was 39.7% for the first quarter of 1998 as compared to 37.6% for the same period in 1997. The increase in the effective tax rate is primarily attributable to a higher statutory federal tax rate associated with anticipated increased earnings in 1998 and due to an increase in the effective state tax rate resulting from a greater proportion of the Company's business coming from locations with higher state tax rates.

Liquidity and Capital Resources

     Net cash used by operating activities was $1.4 million in the first quarter of 1998. Net income for the period of $3.9 million was primarily offset by $1.7 million in tax payments in excess of current period accruals, a $0.6 million net decrease in accrued compensation and related costs due to first quarter payments related to prior year accrued bonuses, a $1.0 million increase in accounts receivable resulting from higher revenues and a $0.9 million payment for the purchase of minority interest in a company acquired in the fourth quarter of 1997.

     Investing activities used net cash flows of $2.5 million in the first three months of 1998. The net cash used in investing activities was primarily due to the purchase of a building located in Chicago that will be used for the Company's corporate headquarters. Historically, investing activities have not required significant cash flows.

     Financing activities provided net cash flows of $36.1 million in the first quarter of 1997. In March 1998, the Company sold 1.5 million shares of common stock in a secondary offering, raising approximately $36 million dollars, net of related offering costs. During the first quarter of 1998, the Company repaid approximately $1.1 million of pre-existing notes and other obligations of businesses acquired during 1997.

     The Company believes that the cash and cash equivalents as of the end of the first quarter and funds generated by operations, will provide adequate cash to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, at least through the next twelve months. Thereafter, the Company anticipates that its cash requirements related to future operations and potential acquisitions will be funded with cash generated from operations and short-term borrowings. The Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

Recently Issued Financial Accounting Standards

     Statement of Financial Accounting Standards No. 131, ''Disclosures about Segments of an Enterprise and Related Information,'' was issued in June 1997. The Company will be required to adopt the new standard for the year ending December 31, 1998, although early adoption is permitted. This statement requires use of the ''management approach'' model for segment reporting. The management approach model is based on the way the Company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company will adopt this statement in 1998. The effect of applying this standard is not expected to be significant.

                          Part II.  Other Information


Item 1.   Legal Proceedings

     The Company is currently defending a lawsuit which was commenced against RMI prior to its acquisition by the Company. RMI is the defendant in an action involving approximately $1.1 million in stated claims and other unspecified compensatory damages that arose in connection with a co-generation construction project in Connecticut with respect to which RMI provided consulting services. The complaint also seeks punitive damages. The plaintiff claims that the RMI consultant was hired with broad responsibilities for the design, construction and budgeting of a proposed $1.0 million co-generation project that reached $2.0 million before it was abandoned. The plaintiff has subsequently filed for bankruptcy. The Company believes that the plaintiff's claims are beyond the scope of RMI's engagement responsibilities and that the Company has meritorious defenses to this claim. RMI and the plaintiffs have reached a tentative settlement which does not involve the payment by RMI of any material amount. The settlement is subject to approval by the bankruptcy court. Because this lawsuit was identified at the time the Company acquired RMI, a specific indemnification escrow was established with 85,105 shares, escrowed at a price of $23.17 per share, the market value at the date of consummation of the acquisition. However, no assurance can be given that the settlement will be approved or that, if the proposed settlement is not finalized, the value of the escrowed shares will be sufficient to cover damages that the Company may ultimately be responsible for in connection with this lawsuit.

     From time to time, the Company is party to other lawsuits, none of which the Company believes are material.


Item 6.   Exhibits and Reports on Form 8-K

1.   Financial Data Schedule.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     The Metzler Group, Inc.

May 15, 1998                    By:  /s/ Robert P. Maher
-----------------                    -----------------------------------------
Date                                 Robert P. Maher, Chairman, President and
                                     Chief Executive Officer


May 15, 1998                    By:  /s/ James F. Hillman
-----------------                    -----------------------------------------
Date                                 James F. Hillman, Chief Financial Officer