Form 10-Q
period 1998-06-30
METZLER GROUP INC
filed 1998-08-14
CIK 1019737

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 1998

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

                615 North Wabash Avenue, Chicago, Illinois 60611
           (Address of principal executive office, including zip code)


                                 (312) 573-5600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]           NO [ ]



As of July 31, 1998, the Registrant had outstanding 22,681,098 shares of its $.001 par value Common Stock.

                             THE METZLER GROUP, INC.

                           Quarter Ended June 30, 1998

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                              PAGE

Item 1                Financial Statements

                      Consolidated Balance Sheets as of June 30,
                      1998 (unaudited) and December 31, 1997................  3

                      Consolidated Statements of Operations and
                      Comprehensive Income for the three months ended June
                      30, 1998 and 1997 (unaudited) ........................  4

                      Consolidated Statements of Operations and
                      Comprehensive Income for the six months ended June 30,
                      1998 and 1997 (unaudited) ............................  5

                      Consolidated Statements of Cash Flows for the six
                      months ended June 30, 1998 and
                      1997 (unaudited) .....................................  6



                      Notes to Consolidated  Financial Statements
                      (unaudited) ..........................................  7


Item 2                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..................  8



Part II - OTHER INFORMATION

Item 4                 Submission of Matters to a Vote of Security Holders    9

Item 6                 Exhibits and Reports on Form 8-K .................... 10


SIGNATURES             ..................................................... 11

                         PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements.

                            THE METZLER GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         June 30,           December 31,
                                                                           1998                 1997
                                                                       ------------       ----------------
                                                                          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.............................                 $55,603                $21,573
     Accounts receivable, net..............................                  25,092                 23,630
     Prepaid expenses and other............................                   2,078                  1,359
                                                               --------------------    -------------------
          Total current assets.............................                  82,773                 46,562
Property and equipment, net................................                   5,551                  2,885
Other non-current assets, net..............................                   1,346                  1,317
                                                               ====================    ===================
Total assets ..............................................                 $89,670                $50,764
                                                               ====================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit........................................                 $    --                $ 1,062
     Accounts payable......................................                   3,406                  3,761
     Accrued liabilities...................................                   1,074                  1,658
     Accrued compensation and related costs................                   2,162                  2,609
     Income taxes payable..................................                   1,855                  3,538
     Deferred income taxes.................................                     354                    585
     Other current liabilities.............................                     866                  1,783
                                                               --------------------    -------------------
          Total current liabilities........................                   9,717                 14,996
Deferred income taxes......................................                   1,068                  2,163
Other non-current liabilities..............................                     182                    698
                                                               --------------------    -------------------
          Total liabilities................................                  10,967                 17,857
                                                               --------------------    -------------------
Stockholders' equity:
     Preferred stock, $.001 par value; 3,000 shares
        authorized; no shares issued or outstanding........                      --                     --
     Common stock, $.001 par value, 75,000 shares
        authorized;  22,602 and 20,557 shares
        issued and outstanding in 1998 and 1997............                      23                     21
     Additional paid-in capital............................                  58,008                 20,725
     Retained earnings.....................................                  20,738                 12,218
     Accumulated other comprehensive income................                    (66)                   (57)
                                                               --------------------    -------------------
          Total stockholders' equity.......................                  78,703                 32,907
                                                               --------------------    -------------------
Total liabilities and stockholders' equity.................                 $89,670                $50,764
                                                               ====================    ===================


          See accompanying notes to consolidated financial statements.

                             THE METZLER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          Three months ended
                                                                                June 30
                                                             --------------------------------------------

                                                                         1998                  1997
                                                              --------------------    -------------------

  Revenues.................................................                $27,563                $20,194
  Cost of services.........................................                 15,323                 11,948
                                                              --------------------    -------------------
  Gross profit ............................................                 12,240                  8,246
  Selling, general and administrative expenses.............                  5,250                  4,681
                                                              --------------------    -------------------
  Operating income.........................................                  6,990                  3,565
  Other income, net........................................                   (779)                  (209)
                                                              --------------------    -------------------
  Income before income tax expense.........................                  7,769                  3,774
  Income tax expense.......................................                  2,969                  1,437
                                                              --------------------    -------------------
  Net income ..............................................                 $4,800                 $2,337
                                                              ====================    ===================

            Net income per basic share.....................                  $0.21                  $0.12
                                                              ====================    ===================
            Net income per diluted share...................                  $0.21                  $0.12
                                                              ====================    ===================

    Basic shares used in computing net
        income per share...................................                 22,580                 19,928
                                                              ====================    ===================
    Diluted shares used in computing net
        income per share...................................                 23,398                 20,209
                                                              ====================    ===================

    Other comprehensive income:
    Foreign currency translation adjustments...............               $      5               $      0
    Comprehensive income...................................               $  4,805               $  2,337




          See accompanying notes to consolidated financial statements.

                             THE METZLER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                            Six months ended
                                                                                 June 30
                                                              -------------------------------------------

                                                                            1998                   1997
                                                              --------------------    -------------------

  Revenues................................................                $53,050                $38,278
  Cost of services........................................                 29,829                 23,102
                                                              --------------------    -------------------
  Gross profit ...........................................                 23,221                 15,176
  Selling, general and administrative expenses............                 10,316                  8,937
                                                              --------------------    -------------------
  Operating income........................................                 12,905                  6,239
  Other income, net.......................................                 (1,260)                  (429)
                                                              --------------------    -------------------
  Income before income tax expense........................                 14,165                  6,668
  Income tax expense......................................                  5,508                  2,525
                                                              --------------------    -------------------
  Net income .............................................                 $8,657                 $4,143
                                                              ====================    ===================

            Net income per basic share....................                  $0.40                  $0.21
                                                              ====================    ===================
            Net income per diluted share..................                  $0.38                  $0.21
                                                              ====================    ===================

    Basic shares used in computing net
      income per share....................................                 21,838                 19,926
                                                              ====================    ===================
    Diluted shares used in computing net
          income per share................................                 22,706                 20,209
                                                              ====================    ===================

    Other comprehensive income:
    Foreign currency translation adjustments...............               $    (9)               $     4
    Comprehensive income...................................               $ 8,648                $ 4,147





          See accompanying notes to consolidated financial statements.

                             THE METZLER GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Six months ended
                                                                                   June 30,
                                                                       --------------------------------
                                                                         1998                     1997
                                                                         ----                     ----
Cash flows from operating activities:
     Net income................................................          $ 8,657              $   4,143
     Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization.........................              599                    410
         Gain on sale of property..............................             (310)                     _
         Deferred income taxes.................................           (1,326)                   (10)
         Changes in assets and liabilities, net of acquisition:
              Accounts receivable..............................           (1,462)                (4,644)
              Prepaid expenses and other.......................             (515)                   (78)
              Accounts payable and other accrued liabilities...             (939)                   146
              Accrued compensation and related costs...........             (447)                 1,268
              Income taxes payable.............................           (1,683)                   822
              Other current liabilities........................             (917)                  (142)
                                                                  --------------         --------------

Net cash provided by operating activities......................            1,657                  1,915
                                                                  --------------         --------------
Cash flows from investing activities:
     Purchase of property and equipment........................           (3,512)                  (301)
     Proceeds from sale of property............................              402                      _
     Other, net................................................              (88)                  (142)
                                                                  --------------         --------------
Net cash used in investing activities..........................           (3,198)                  (443)
                                                                  --------------         --------------
Cash flows from financing activities:
     Issuance of common stock..................................           37,149                    133
     Repayment of line of credit...............................           (1,062)                  (194)
     Payment of notes payable..................................                _                 (1,823)
     Distributions to former S-corporation stockholders........                _                 (3,000)
     Other, net................................................             (516)                  (628)
                                                                  --------------         --------------
Net cash provided by (used in) financing activities............           35,571                 (5,512)
                                                                  --------------         --------------
Net increase (decrease) in cash and cash equivalents...........           34,030                 (4,040)
Cash and cash equivalents, at beginning of period..............           21,573                 33,536
                                                                  --------------         --------------
Cash and cash equivalents, at end of period....................        $  55,603              $  29,496
                                                                  ==============         ==============

Supplemental information:
     Interest payments.........................................        $      24               $    175
     Income tax payments.......................................        $   7,772               $  1,967



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

         The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1998.

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Required changes are reported in the Consolidated Statement of Operations and Comprehensive Income and Consolidated Balance Sheets.

  Note 2.   Business Combinations

         On July 31, 1997, the Company issued 3,206 shares of common stock for substantially all the outstanding common stock of Resource Management International, Inc. (RMI). Additionally, on August 15, 1997, the Company issued 778 shares of common stock for substantially all of the outstanding common stock of Reed Consulting Group, Inc. (Reed). Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. The Company's consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 1997 have been restated to reflect revenues of $12,370 and $24,196, respectively and net income of $536 and $1,112, respectively for the combined operations of RMI and Reed.

         During the second quarter, the Company completed mergers with American Corporate Resources, Inc., AUC Management Consultants, Inc., Hydrologic Consultants, Inc. and Vision Trust, Inc. All of these companies will operate as divisions of existing operating companies. Each of these transactions was accounted for utilizing the pooling of interest method of accounting. The consolidated financial statements have not been restated since these acquisitions were deemed immaterial individually and in the aggregate.

Note 3.  Subsequent Event

         On July 1, 1998, the Company signed a definitive merger agreement with LECG, Inc (LECG). LECG is an economic consulting services firm that provides sophisticated economic and financial analysis, expert testimony, litigation support and strategic management consulting. The merger is subject to the approval of the stockholders of both LECG and the Company and other legal and regulatory conditions customary in such agreements. The merger agreement provides for all the outstanding LECG common stock to be exchanged for approximately 7,800 shares of the Company's common stock. This merger will be accounted for as a pooling-of-interest and accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of LECG.

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


Results of Operations

         Revenues. Revenues increased by 36% to $27.6 million in the three months ended June 30, 1998 from $20.2 million for the same period in 1997. Revenues for the first six months of 1998 increased by 39% to $53.1 million compared to $38.3 million in the corresponding period in 1997. The growth in revenue was primarily due to expansion of services provided to existing clients and engagements with new clients, as a result of continued strong demand for management consulting services in the electric and energy-related industries, increased selling and business development efforts and immaterial acquisitions.

         Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 48% to $12.2 million in the second quarter of 1998 from $8.2 million in the second quarter of 1997. For the first six months of 1998, gross profit increased 53% to $23.2 million from $15.2 million in the comparable 1997 period. Gross profit as a percentage of revenues was 44% in the three and six month periods ended June 30, 1998, compared to 41% and 40% for the in the three and six month periods ended June 30, 1997, respectively. The change in gross margin percentage was primarily the result of increases in the utilization rates of the Company's professional personnel and the introduction of performance-based incentive compensation plans at certain acquired businesses as of January 1, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. Selling, general and administrative expenses for the three month and six month periods ended June 30, 1998 were $5.3 million and $10.3 million, respectively, or 19% of revenues, as compared to $4.7 million and $8.9 million or 23% of revenues in the corresponding periods in 1997. The increase in selling, general and administrative expenses is primarily due to the growth in revenue. The improvement in selling, general and administrative expenses as a percent of revenue is attributable to economies of scale, increased efficiency in certain support functions, reduction of administrative headcount and closing certain facilities at the beginning of 1998.

         Other Income, net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the second quarter of 1998 was $0.8 million versus $0.2 million in the comparable quarter last year. In the six month period ended June 30, 1998, other income, net was $1.3 million verses $0.4 million in the corresponding period in 1997. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense.

         Income Tax Expense. The Company's effective income tax rate was 38.9% for the first six months of 1998, as compared to 37.9% for the same period in 1997. The increase in the effective tax rate is primarily attributable to a higher statutory federal tax rate associated with anticipated increased earnings in 1998 and due to an increase in the effective state tax rate resulting from a greater proportion of the Company's business coming from locations with higher state tax rates.

Liquidity and Capital Resources

         Net cash provided by operating activities was $1.7 million for the first six months of 1998. Net income for the period of $8.7 million was primarily offset by a $3.0 million decrease in deferred and current tax liabilities, a $1.4 million net decrease in accounts payable and accrued liabilities and compensation, a $1.5 million increase in accounts receivable and a $0.9 million payment for the purchase of dissenting shares issued in connection with a merger completed in the fourth quarter of 1997.

         Investing activities used net cash flows of $3.2 million in the first and second quarters of 1998. The net cash used in investing activities was primarily due to the purchase and related improvements of the Company's new corporate headquarters in Chicago. Historically, investing activities have not required significant cash flows.

         Financing activities provided net cash flows of $35.6 million in the first six months of 1998. In March 1998, the Company sold 1.5 million shares of common stock in a secondary offering, raising approximately $36.0 million dollars, net of related offering costs. During 1998, the Company repaid approximately $1.6 million of pre-existing notes and other obligations relating to business combinations during 1997 and 1998.

         The Company believes that the cash and cash equivalents as of the end of the second quarter and funds generated by operations, will provide adequate cash to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, at least through the next twelve months. Thereafter, the Company anticipates that its cash requirements related to future operations and potential acquisitions will be funded with cash generated from operations and short-term borrowings. The Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

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



                            PART II-OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On May 20, 1998, The Metzler Group, Inc. held its 1998 Annual Meeting to Stockholders, and two items were voted upon by the Company's stockholders. First, the stockholders elected Mr. James T. Ruprecht and Mr. Barry S. Cain as directors to serve until the Annual Meeting of Stockholders in the year 2001. The voting results were as follows:


                                                              Number of Votes
       Name of Nominee                             For                                  Withheld

James T. Ruprecht                                  8,883,972                               550,151
Barry S. Cain                                      8,883,972                               550,151



Secondly, the stockholders approved the second amendment to The Metzler Group, Inc.'s Incentive Plan (the "Plan"). The purpose of the second amendment to the Plan is to increase the number of shares of the Company's common stock available for grant. The voting results were as follows:


                  For                              Against                              Withheld

                  5,779,244                        3,654,092                                    787

                    Item 6. Exhibits and Reports on Form 8-K.


(a)      Exhibits

         (27)   Financial Data Schedule


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     THE METZLER GROUP, INC.



Date: August 14, 1998             By: /s/ Robert P. Maher
                                     ----------------------------------
                                    Robert  P. Maher
                                    Chairman of the Board, President and
                                    Chief Executive Officer







Date: August 14, 1998              By: /s/ James F. Hillman
                                      -----------------------------------
                                      James F. Hillman
                                      Chief Financial Officer