Form 10-Q
period 1998-09-30
METZLER GROUP INC
filed 1998-11-05
CIK 1019737

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended
                          September 30, 1998

                                 OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]         NO [ ]



As of October 30, 1998, the Registrant had outstanding 36,376,487 shares of its $.001 par value Common Stock.

                            THE METZLER GROUP, INC.

                       Quarter Ended September 30, 1998

                                     INDEX



PART 1 - FINANCIAL INFORMATION                                        PAGE
Item 1    Financial Statements

            Consolidated Balance Sheets as of September 30,
              1998 (unaudited) and December 31, 1997..................   3

            Consolidated Statements of Operations and
              Comprehensive Income for the three months ended
              September 30, 1998 and 1997 (unaudited) ................   4

            Consolidated Statements of Operations and
              Comprehensive Income for the nine months ended
              September 30, 1998 and 1997 (unaudited) ................   5

            Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1998 and 1997 (unaudited)....   6

            Notes to Consolidated Financial Statements
              (unaudited) ............................................   7


Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................   9



Part II - OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders.....  12

Item 6        Exhibits and Reports on Form 8-K .......................  13


SIGNATURES     .......................................................  14

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements.

                            THE METZLER GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                   September 30,   December 31,
                                                       1998            1997
                                                   -------------   ------------
                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ..................      $ 70,197       $ 45,867
    Accounts receivable, net ...................        77,439         59,397
    Prepaid expenses and other .................         6,239          3,337
                                                      --------       --------
        Total current assets ...................       153,875        108,601
Property and equipment, net ....................        20,107         13,769
Other non-current assets, net ..................         2,072          2,073
                                                      --------       --------
Total assets ...................................      $176,054       $124,443
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt ............................      $  7,910       $  8,070
    Accounts payable and accrued liabilities ...        18,785         10,458
    Accrued compensation and project costs .....        28,011         17,075
    Income taxes payable .......................         2,379          3,800
    Deferred income taxes ......................         3,780          1,500
    Stockholder distribution payable ...........            --          5,357
    Other current liabilities ..................        12,447          4,072
                                                      --------       --------
       Total current liabilities................        73,312         50,332
Deferred income taxes ..........................         4,232          3,951
Other non-current liabilities ..................           693          1,488
                                                      --------       --------
       Total liabilities .......................        78,237         55,771
                                                      --------       --------
Stockholders' equity:
    Preferred Stock ............................            --             --
    Common stock ...............................            36             34
    Additional paid-in capital .................        78,971         56,580
    Notes receivable from stockholders .........          (633)        (2,755)
    Retained earnings ..........................        19,492         14,870
    Accumulated other comprehensive income .....           (49)           (57)
                                                      --------       --------
        Total stockholders' equity .............        97,817         68,672
                                                      --------       --------
Total liabilities and stockholders' equity .....      $176,054       $124,443
                                                      ========       ========

                            THE METZLER GROUP, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)

                                  (Unaudited)

                                                             Three months ended
                                                                September 30
                                                             ------------------
                                                              1998       1997
                                                             -------    -------
Revenues .................................................   $68,311    $49,964
    Cost of services .....................................    39,320     28,145
                                                             -------    -------
Gross profit .............................................    28,991     21,819
    General and administrative expenses ..................    13,304     13,991
    Merger-related costs .................................    12,778      1,312
                                                             -------    -------
Operating income .........................................     2,909      6,516
    Other income, net ....................................      (538)      (105)
                                                             -------    -------
Income before income tax expense .........................     3,447      6,621
    Income tax expense ...................................    10,420      1,492
                                                             -------    -------
    Net income (loss) ....................................   $(6,973)   $ 5,129
                                                             =======    =======

Earnings per common share:
    Net income (loss) per basic share ....................   $ (0.19)   $  0.16
    Shares used in computing net income (loss) per basic
      share ..............................................    36,129     31,722

    Net income (loss) per dilutive share .................   $ (0.19)   $  0.16
    Shares used in computing net income (loss) per
      dilutive share .....................................    36,129     32,281

Pro forma income data (unaudited):
    Net income (loss) as reported ........................   $(6,973)   $ 5,129
    Pro forma adjustments to income tax expense ..........     7,200     (1,223)
                                                             -------    -------
        Pro forma net income .............................   $   227    $ 3,906
                                                             =======    =======
        Pro forma net income per basic share .............   $   .01    $  0.12
        Pro forma net income per dilutive share ..........   $   .01    $  0.12



Other comprehensive income:
Foreign currency translation adjustments .................   $    17    $   --
Comprehensive income .....................................   $(6,956)   $ 5,129

                            THE METZLER GROUP, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)

                                  (Unaudited)

                                                          Nine months ended
                                                            September 30
                                                         -------------------
                                                           1998       1997
                                                         --------   --------

Revenues...............................................  $193,983   $142,096
  Cost of services.....................................   112,358     83,214
                                                         --------   --------
Gross profit...........................................    81,625     58,882
  General and administrative expenses..................    46,938     39,179
  Merger-related costs.................................    12,778      1,312
                                                         --------   --------
Operating income.......................................    21,909     18,391
  Other income, net....................................    (1,878)    (1,232)
                                                         --------   --------
Income before income tax expense.......................    23,787     19,623
  Income tax expense...................................    18,444      4,196
                                                         --------   --------
  Net income...........................................  $  5,343   $ 15,427
                                                         ========   ========

Earnings per common share:

  Net income per basic share...........................  $   0.15   $   0.49
  Shares used in computing net income per basic share..    35,590     31,690

  Net income per dilutive share........................  $   0.15   $   0.48
  Shares used in computing net income per dilutive
    share..............................................    36,540     32,098

Pro forma income data (unaudited):
  Net income as reported...............................  $  5,343   $ 15,427
  Pro forma adjustment to executive compensation
    expense, net of tax................................     2,267         --
  Pro forma adjustment to income tax expense...........     7,200     (3,849)
                                                         --------   --------
    Pro forma net income...............................  $ 14,810   $ 11,578
                                                         ========   ========
    Pro forma net income per basic share...............  $   0.42   $   0.37
    Pro forma net income per dilutive share............  $   0.41   $   0.36


Other comprehensive income:
Foreign currency translation adjustments...............  $      8   $     --
Comprehensive income...................................  $  5,351   $ 15,427

                            THE METZLER GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)

                                                                    Nine months ended
                                                                       September 30
                                                                  --------------------
                                                                     1998      1997
                                                                  ---------  ---------
Cash flows from operating activities:
    Net income .................................................  $  5,343    $ 15,427
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization ..........................     3,796       2,601
        Gain on sale of property ...............................      (310)         --
        Deferred income taxes ..................................     2,560         (18)
        Changes in assets and liabilities, net of acquisitions:
            Accounts receivable, net ...........................   (18,042)     (9,568)
            Prepaid expenses and other .........................    (2,712)       (215)
            Accounts payable and other accrued liabilities .....     8,327         (32)
            Accrued compensation and project costs .............    10,936       7,131
            Income taxes payable ...............................    (1,420)      1,117
            Other current liabilities ..........................     8,232      (1,233)
                                                                  ---------  ---------
Net cash provided by operating activities ......................    16,710      15,210
                                                                  ---------  ---------
Cash flows from investing activities:
    Purchase of property and equipment .........................   (10,355)     (5,870)
    Proceeds from sale of property .............................       402          --
    Other, net .................................................      (646)       (158)
                                                                  ---------  ---------
Net cash used in investing activities ..........................   (10,599)     (6,028)
                                                                  ---------  ---------
Cash flows from financing activities:
    Issuance of common stock ...................................    39,831         449
    Payment of short term debt .................................      (216)     (2,885)
    Purchase of dissenting shares issued in business
      combinations .............................................   (18,851)     (8,868)
    Payment of pre-acquisition undistributed income to former
      stockholders .............................................    (6,079)     (8,287)
    Collection of notes receivable from stockholders............     2,122         148
    Other, net .................................................     1,412        (140)
                                                                  ---------  ---------
Net cash provided by (used in) financing activities ............    18,219     (19,583)
                                                                  ---------  ---------
Net increase (decrease) in cash and cash equivalents ...........    24,330     (10,401)
Cash and cash equivalents, beginning of period .................    45,867      33,699
                                                                  ---------  ---------
Cash and cash equivalents, end of period .......................  $ 70,197   $  23,298
                                                                  =========  =========
Supplemental information:
    Interest payments ..........................................  $    562   $     274
    Income tax payments ........................................  $ 15,783   $   2,827


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

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

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

 Note 2.   Business Combinations

     On July 31, 1997, the Company issued 3.2 million shares of common stock for substantially all the outstanding common stock of Resource Management International, Inc. (RMI). Additionally, on August 15, 1997, the Company issued
0.8 million shares of common stock for substantially all of the outstanding common stock of Reed Consulting Group, Inc. (Reed). Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the companies had been combined for all periods presented. The Company's consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 1997 have been restated to reflect revenues of $4,710 and $28,906, respectively, and net income of $417 and $1,529, respectively, for the operations of RMI and Reed combined through the dates of acquisition.

     On August 19, 1998, the Company issued 7.3 million shares of common stock for substantially all the outstanding common stock of LECG, Inc. (LECG). Additionally, on August 31, 1998, the Company issued 5.6 million shares of common stock for substantially all of the outstanding common stock of Peterson Consulting L.L.C., (Peterson). Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the companies had been combined for all periods presented. The Company's consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 1998 have been restated to reflect revenues of $25,288 and $97,910, respectively and net income of $2,411 and $6,070, respectively for the aggregate of the operations of LECG and Peterson combined.

The Company incurred significant costs and expenses in connection with these acquisitions, including legal and accounting, and other various expenses. These costs and expenses were recorded in the consolidated statements of operations and comprehensive income during the third quarter in each of the years 1997 and 1998.

     During the second quarter of 1998, the Company completed mergers with American Corporate Resources, Inc., AUC Management Consultants, Inc., Hydrologic Consultants, Inc. and Vision Trust, Inc. During the third quarter of 1998, the Company completed mergers with Saraswati Systems Corporation, Inc. and Applied Health Outcomes, Inc. All of these companies will operate as divisions of existing operating companies. Each of these transactions was accounted for utilizing the pooling of interest method of accounting. The consolidated financial statements have not been restated since these acquisitions were deemed immaterial, individually and in the aggregate.

Note 3. Pro Forma Net Income

     Pro forma net income for the three month and nine month periods ended September 30, 1997 has been adjusted to reflect a provision for income taxes assuming a tax rate of 41% that would have been recorded had LECG and Peterson been taxable entities during those periods.

     Pro forma net income for the nine months ended September 30, 1998 has been adjusted to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition. This pro forma adjustment, net of related tax effects, is shown solely as a result of changes in compensation that exist following consummation of the merger. These changes would have resulted in reduced compensation in these prior periods for Peterson executives, although their duties and responsibilities would have been largely unchanged.

     Pro forma net income for the three month and nine month periods ended September 30, 1998 has been adjusted to eliminate the effect of a one-time, non-cash charge to income tax expense of $7.2 million which resulted from the acquisition of Peterson. Prior to its acquisition by the Company, Peterson was a limited liability company. Accordingly, the income of Peterson was reported on the individual income tax returns of its members and federal income taxes, as well as certain state income taxes, were the responsibility of its members. Peterson's status as a limited liability company terminated prior to its acquisition by the Company, thereby subjecting Peterson's income to federal and certain state income taxes at the corporate level. The Company has applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and has converted from the modified cash basis to the accrual basis for tax purposes. Due to temporary differences in recognition of revenue and expense, income for financial reporting purposes has exceeded income for tax reporting purposes. The conversion to accrual basis, along with these temporary differences, resulted in the recognition of the one-time, non-cash charge of $7.2 million.

                               Item 2.
                        THE METZLER GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to important risks and factors herein identified or identified from time to time in the Company's reports filed with the SEC.


Results of Operations

     Revenues. Revenues increased by 37% to $68.3 million in the three months ended September 30, 1998 from $50.0 million for the same period in 1997. Revenues for the first nine months of 1998 increased by 37% to $194.0 million compared to $142.1 million in the corresponding period in 1997. The growth in revenue was primarily due to expansion of services provided to existing clients and engagements with new clients, as a result of continued strong demand for management consulting services in energy based and other network and regulated industries, increased selling and business development efforts and immaterial acquisitions.

     Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 33% to $29.0 million in the third quarter of 1998 from $21.8 million in the third quarter of 1997. For the first nine months of 1998, gross profit increased 39% to $81.6 million from $58.9 million in the comparable 1997 period. Gross profit as a percentage of revenues was 42% in the three and nine month periods ended September 30, 1998, compared to 44% and 41% for the three and nine month periods ended September 30, 1997, respectively. For the third quarter of 1997, gross margin as a percentage of revenue was above the average for the other periods due to unusually high utilization rates.

     General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. General and administrative expenses for the three month and nine month periods ended September 30, 1998 were $13.3 million and $46.9 million, respectively, or 19% and 24% of revenues, respectively. In the corresponding periods in 1997, general and administrative expenses were $14.0 million and $39.2 million, or 28% of revenues for both the quarter and the nine month period. The percentage decrease of general and administrative costs is principally due to decreases in executive incentive compensation at companies acquired in 1997. In the current period the Company also realized some improvement in general and administrative expenses as a percent of revenue attributable to economies of scale, increased efficiencies in certain support functions, reduction of administrative headcount and closing certain facilities at the beginning of 1998.

     Merger-Related Costs. In the third quarter of 1998, the Company incurred merger-related costs of $12.8 million related to the acquisitions of LECG and Peterson, which were accounted for as poolings of interests. These costs include legal, accounting and other transaction related fees and expenses, as well as restructuring accruals to consolidate certain facilities. In the prior year period, the Company incurred legal, accounting and other transaction related fees and expenses of $1.3 million related to the acquisitions of RMI and Reed, which were accounted for as poolings of interests.

     Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the third quarter of 1998 was $0.5 million versus $0.1 million in the comparable quarter last year. In the nine month period ended September 30, 1998, other income, net was $1.9 million verses $1.2 million in the corresponding period in 1997. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense.

     Income Tax Expense. The Company's effective income tax rate was 78% for the first nine months of 1998. The effective rate for this period would be 39.5% excluding the effect of the one-time, non-cash charge to income tax expense of $7.2 million related to the creation of a deferred income tax account triggered by the acquisition of Peterson and the effect of certain merger-related expenses resulting from the acquisitions of LECG and Peterson that are not tax deductible. The Company's effective income tax rate was 21% for the first nine months of 1997. The effective rate would have been 39.1% including federal and certain state income taxes that would have been required had LECG and Peterson been taxable entities during this period.

Liquidity and Capital Resources

  Net cash provided by operating activities was $16.7 million for the first nine months of 1998. For the period, the primary sources of cash provided by operating activities were net income of $5.3 million, non-cash depreciation of $3.8 million and increases in Accounts Payable and Accrued Liabilities of $8.3 million, Accrued Compensation and Project Costs of $10.9 million, and Other Current Liabilities of $8.2 million. These increases in liabilities were due to the higher volume of business in the period and to various merger-related costs associated with the third quarter transactions which remained unpaid at the end of the period. Cash flow from operations was also positively affected by a non-cash, non-recurring deferred tax charge of $7.2 million, which was partially offset by reductions in income taxes payable due to payment of estimated third quarter taxes prior to period end. These positive cash flow items were partially offset by increases of $18.0 million in accounts receivable and $2.7 million in prepaid expenses and other assets.

  Year to date investing activities used net cash flows of $10.6 million, principally to support growth in personnel and services. These investments included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for provision of information management consulting services by Peterson, and the purchase of, and related improvements to a corporate headquarters for the Company in Chicago.

  Financing activities provided net cash flows of $18.2 million in the first nine months of 1998. In March 1998, the Company sold 1.5 million shares of common stock in a secondary offering, raising approximately $36.0 million, net of related offering costs. The Company received an additional $6.4 million from transactions related to option exercises, the Employee stock purchase plan, and notes receivable from stockholders. Cash flows used by financing activities included $18.9 million for the purchase of certain minority interests of LECG and Peterson. There were also $6.1 million in payments of pre-acquisition, undistributed income to former shareholders of acquired companies.

  As of September 30, 1998, the Company had approximately $70.1 million in cash and cash equivalents, resulting principally from: (1) cash flows from operations; (2) the Company's initial public offering of common stock in October 1996; (3) the initial public offering of LECG in December 1997; and (4) the Company's follow-on offering in February 1998. The Company believes that current cash and cash equivalents, together with the net proceeds to the Company in the follow-on offering expected in November 1998 will provide adequate cash to fund its anticipated cash needs over at least the next twelve months.

  In general, the Company's internal information systems are Year 2000 compliant. The Company does not expect to incur any additional costs for the purpose of Year 2000 compliance.

Recently Issued Financial Accounting Standards

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. The Company will be required to adopt the new standard for the year ending December 31, 1998, although early adoption is permitted. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way the Company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company does not believe that this statement will have a material impact on its financial reporting.

                        PART II-OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On August 19, 1998, The Metzler Group, Inc. held a Special Meeting of Stockholders to vote upon and approve a proposal for the issuance of shares of Metzler common stock in connection with the acquisition by merger of LECG, Inc., a California corporation, pursuant to an Agreement and Plan of Merger dated as of July 1, 1998. A Joint Proxy Statement-Prospectus related to this matter was filed with the Commission on July 24, 1998. The voting results were as follows:

                                         Number       Percent
                                       ----------     -------
            For the Proposal           15,171,856      99.7%
            Against the Proposal           31,882       0.3%
            Withheld                          269       0.0%


                 Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibits

     (27)   Financial Data Schedule


(b) Reports on Form 8-K.

   On September 3, 1998, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K describing the acquisitions of LECG, Inc. and Peterson Consulting L.L.C. ("PCLLC"), an Illinois Limited Liability Company doing business as Peterson Worldwide LLC.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE METZLER GROUP, INC.



Date: November 5, 1998          By: /s/ Robert P. Maher
                                    ----------------------------------
                                    Robert  P. Maher
                                    Chairman of the Board, President and
                                    Chief Executive Officer



Date: November 5, 1998          By: /s/ James F. Hillman
                                    -----------------------------------
                                    James F. Hillman
                                    Chief Financial Officer