Form 10-K
period 1998-12-31
METZLER GROUP INC
filed 1999-03-31
CIK 1019737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

               615 North Wabash Avenue, Chicago, Illinois 60611
         (Address of principal executive offices, including zip code)

                                (312) 573-5600
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share
                                Title of Class

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 12, 1999, 40,488,540 shares of the Registrants common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq National Market on March 12, 1999, was approximately $1,511,761,828.

  The Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 19, 1999 is incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1--Business

General

  The Metzler Group, Inc. ("We" or the "Company") is a leading provider of consulting services to energy-based and other network and regulated industries. The Company offers a wide range of consulting services designed to assist our clients as they face changing regulations, increasing competition and evolving technology. Our clients include the 50 largest investor-owned utilities, the 20 largest gas distribution companies and the 12 largest local exchange telecommunications companies in the United States, as well as other Fortune 100 companies. Our services include: (1) management consulting; (2) information technology; and (3) litigation support. Since our initial public offering in October 1996, we have increased the scope and size of our service offerings through a series of acquisitions and internal growth. We have also expanded our base of non-utility energy clients and established a presence in Europe, Asia and Australia.

  We believe that several competitive factors distinguish us from other participants in the consulting industry, including:

  --Established, recognized expertise and academic reputation of our consultants and affiliated experts;
  --Deep-rooted client relationships supporting multiple engagements; and --A wide range of industry-specific services that enable us to be a single-
   source provider of consulting services while maintaining advanced skill sets in each area.

  Our growth strategy is to:

  --Continue to build a complementary spectrum of consulting services; --Leverage vertical focus to capitalize on current industry dynamics; --Leverage existing relationships and expand our client base in both domestic and international markets;
  --Continue to recruit and retain highly skilled professionals; and --Continue to acquire consulting companies that provide complementary services or geographic presence.

  At December 31, 1998, we had five principal operating subsidiaries: LECG, Inc. ("LECG"), Metzler & Associates, Inc. ("Metzler & Associates"), Peterson Consulting, L.L.C. ("Peterson"), Reed Consulting Group, Inc. ("Reed"), and Resource Management International, Inc. ("RMI"). On February 7, 1999, we acquired our sixth principal operating subsidiary, Strategic Decisions Group. Our executive office is located at 615 North Wabash Avenue, Chicago, Illinois 60611. Our telephone number is (312) 573-5600.

Marketing and Sales

  We market our services directly to mid-level and senior executives using a variety of business development and marketing techniques to communicate directly with current and prospective clients, including on-site presentations, industry seminars and industry-specific articles and other publications.

  A significant portion of new business arises from prior client engagements. In addition, we expect to leverage the client relationships of firms we have acquired by cross-selling existing services. Clients frequently expand the scope of engagements during delivery to include follow-on complementary activities. Also, our on-site presence affords us the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client. The strong client relationships arising out of many engagements often facilitate our ability to market additional capabilities to clients in the future.

Human Resources

  As of December 31, 1998, we had approximately 1,500 employees. Our success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with our hiring efforts, we employ internal recruiters, retain executive search firms and utilize personal and business contacts to recruit professionals with significant utility industry or consulting experience. Our consultants are drawn from utility and related industries, including engineering, construction and telecommunications, and from accounting and other consulting organizations. We promote loyalty and continuity of our consultants by offering packages of base and incentive compensation and benefits that we believe are significantly more attractive than those offered by the consulting industry in general.

  We derive our revenues almost exclusively from services performed by our professional consultants. Our future performance will continue to depend in large part upon our ability to attract and retain highly-skilled professionals possessing appropriate skills and senior academics with superior professional reputations. Qualified professional consultants are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be able to retain a substantial majority of our existing or future consultants for the long term. The loss of the services of, or the failure to recruit, a significant number of consultants could adversely affect our ability to secure and complete engagements and could have an adverse effect on our business.

  In addition to the employees discussed above, we supplement our consultants on certain engagements with independent contractors, many of whom are former employees. We believe that the practice of retaining independent contractors on a per-engagement basis provides us with greater flexibility in adjusting professional personnel levels in response to changes in demand for our services.

Competition

  The market for consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including general management or marketing consulting firms, the consulting practices of national accounting firms, and local or regional firms specializing in utility services. Many information technology consulting firms also maintain significant practice groups devoted to the utility industry. Many of these companies are national and international in scope and have greater personnel, financial, technical and marketing resources than we do. We believe that our experience, reputation, industry focus and broad range of services will enable us to compete effectively in the consulting marketplace.

Item 2--Facilities

  Our headquarters are currently located in a 15,000 square foot building in Chicago, Illinois which we own. In addition to our headquarters, we lease office space in 41 cities. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

  We have principal offices in the following locations:

                     Domestic                                   International
   ----------------------------------------------          -----------------------
   Albany, NY                 New York City, NY            Brussels, Belgium
   Austin, TX                 Oakbrook, IL                 Buenos Aires, Argentina
   Boston, MA                 Orlando, FL                  Copenhagen, Denmark
   Cambridge, MA              Philadelphia, PA             London, England
   Chicago, IL                Phoenix, AZ                  Manila, Philippines
   Clearwater, FL             Pittsburgh, PA               Melbourne, Australia
   Colorado Springs, CO       Portland, OR                 Sydney, Australia
   College Station, TX        Princeton, NJ                Toronto, Canada
   Dallas, TX                 Richardson, TX               Toulouse, France
   Emeryville, CA             Sacramento, CA               Wellington, New Zealand
   Evanston, IL               Salt Lake City, UT
   Fairfield, CT              San Francisco, CA
   Houston, TX                Springfield, IL
   Los Angeles, CA            Tampa, FL
   Menlo Park, CA             Washington, DC
                              Westbury, NY

Item 3--Legal Proceedings

  Peterson is a defendant in a lawsuit filed by National Council on Compensation Insurance ("NCCI") against Peterson, its former subsidiary Insurance Data Resources, Inc. ("IDR") and certain of their officers and former directors. The lawsuit alleges, among other things, that IDR violated certain copyrights and other intellectual property of NCCI and seeks to hold Peterson liable as IDR's sole shareholder. We no longer own IDR, but continue to have certain rights of indemnification against the former members of Peterson and the purchaser of IDR. The parties to the lawsuit agreed in principle to settle the dispute. The agreement would release all defendants, including Peterson, without any payments to NCCI, but is subject to the negotiation and execution of a definitive agreement. Although no assurances can be given, we do not believe this lawsuit will have a material adverse affect on our business. One of our directors, Governor James R. Thompson, is also a member of the board of directors of NCCI.

  In addition, from time to time, we are party to various other lawsuits. We do not believe that any of our current lawsuits are material.

Item 4--Submission of Matters to a Vote of Security Holders

  Not Applicable

                                    Part II

Item 5--Market for the Registrant's Common Stock and Related Stockholder
Matters

  Our Common Stock is traded on the Nasdaq National Market under the symbol "METZ". The following table shows the range of reported high and low sales information for the Company's Common Stock, for the fiscal periods indicated, as reported on the Nasdaq National Market.

                                                                    High   Low
                                                                   ------ ------
Fiscal 1998:
  January--March.................................................. $33.92 $24.00
  April--June..................................................... $36.63 $34.25
  July--September................................................. $37.75 $27.25
  October--December............................................... $49.00 $28.85


Fiscal 1997:
  January--March.................................................. $23.17 $14.00
  April--June..................................................... $21.84 $13.17
  July--September................................................. $27.42 $20.67
  October--December............................................... $27.67 $23.00

  We had 215 holders of record of its Common Stock at March 12, 1999 and approximately 9,497 beneficial owners. We have never paid a cash dividend on its Common Stock and do not expect to pay a cash dividend on our Common Stock in the foreseeable future.

Item 6--Selected Financial Data

  The selected financial data set forth below should be read in conjunction with our Financial Statements and related Notes thereto and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            Years Ended December 31,(1)
                                        -------------------------------------
                                          1998      1997      1996     1995
                                        --------  --------  -------- --------
Statement of Operations Data:
Revenues............................... $266,877  $196,780  $151,889 $130,909
Cost of services.......................  154,322   115,122    89,410   79,056
                                        --------  --------  -------- --------
Gross profit...........................  112,555    81,658    62,479   51,853
General and administrative
 expenses(2)...........................   60,893    54,151    47,028   52,135
Merger related costs...................   12,778     1,312       --       --
                                        --------  --------  -------- --------
Operating income (loss)................   38,884    26,195    15,451     (282)
Other expense (income), net(2).........   (2,652)   (1,305)      285   (5,352)
                                        --------  --------  -------- --------
Income before income tax expense.......   41,536    27,500    15,166    5,070
Income tax expense(3)..................   25,413     9,081         9      476
                                        --------  --------  -------- --------
Net income............................. $ 16,123  $ 18,419  $ 15,157 $  4,594
                                        ========  ========  ======== ========
Pro forma net income (loss)(4)......... $ 25,590  $ 16,225  $  8,948    ($367)
                                        ========  ========  ======== ========
Pro forma net income (loss) per basic
 share................................. $   0.71  $   0.51  $   0.29 $  (0.01)
                                        --------  --------  -------- --------
Pro forma net income (loss) per
 dilutive share........................ $   0.69  $   0.50  $   0.29 $  (0.01)
                                        ========  ========  ======== ========

                                                    As of December 31,(1)
                                              ---------------------------------
                                                1998     1997    1996    1995
                                              -------- -------- ------- -------
Balance Sheet Data:
Cash and cash equivalents.................... $119,704 $ 45,867 $33,699 $ 1,878
Working capital..............................  146,509   58,269  45,984  11,451
Total assets.................................  230,517  124,443  92,914  51,514
Long-term debt, less current portion.........      --       319   1,490   1,027
Total stockholders' equity...................  164,904   68,672  50,387  12,569

--------
(1) The amounts above have been restated to reflect the transactions accounted for as poolings of interest as described in Note 3 of Notes to Consolidated Financial Statements.
(2) For the year ended December 31, 1995, general and administrative expenses include $4.3 million reported by Peterson for a restructuring charge related to the settlement of obligations under non cancelable operating leases and other moving and transition costs. Other income for the year ended December 31, 1995 includes an extraordinary gain of $5.7 million recorded by Peterson in connection with the extinguishment of certain other debt obligations.
(3) During the periods presented, certain of our operating subsidiaries were entities not subject to federal income taxation. The provision for income taxes for the year ended December 31, 1998 reflects a one-time, non-cash charge of $7.2 million resulting from the conversion of Peterson from the modified cash basis to the accrual basis for tax purposes.
(4) Pro forma net income: (1) for all periods presented prior to 1998 has been adjusted to reflect a provision for income taxes assuming a tax rate of 41% that would have been recorded had all subsidiaries been taxable C corporations during these periods; and (2) for the year ended December 31, 1998 has been increased by $2.3 million to reflect the impact of a new executive compensation plan adopted by Peterson and increased by $7.2 million to reflect the effect of a one-time, non-cash charge to income tax expense which resulted from Peterson's conversion from the modified cash basis to the accrual basis for tax purposes.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

  Statements included in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-6. When used in this section, the words "anticipate," "believe," "intend," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports with the SEC.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this annual report on Form 10-K.

Overview

  We are a leading nationwide provider of consulting services to energy based and other network and regulated industries. We offer a wide range of consulting services designed to assist our clients as they face changing regulation, increasing competition and evolving technology. The Company's services include: (1) management consulting; (2) information technology; and
(3) litigation support.

  We derive substantially all of our revenues from fees for professional services. Over the last three years, the substantial majority of our revenues have been generated under standard hourly or daily rates billed on a time-and-expenses basis. Our clients are typically invoiced on a monthly basis with revenue recognized as the services are provided.

  Our most significant expenses are project personnel costs, which consist of consultant salaries and benefits, and travel-related direct project expenses. We typically employ our project personnel on a full-time basis, although we supplement our project personnel through the use of independent contractors. We retain contractors for specific client engagements on a task-specific, per diem basis during the period their expertise or skills are required. We believe that retaining contractors on a per-engagement basis provides us with greater flexibility in adjusting project personnel levels in response to changes in demand for our services.

Acquisitions

  As part of our growth strategy, we expect to continue to pursue complementary acquisitions to expand our geographic reach, expand the breadth and depth of our service offerings and enhance our consultant base. In furtherance of this growth strategy, we have acquired fourteen consulting firms during 1997 and 1998. All of these transactions were accounted for as pooling of interests.

  The following summarizes the significant pooling of interests acquisitions that we have made since our initial public offering through the end of 1998:

  RMI. As of July 31, 1997, we acquired substantially all of the common stock of Resource Management International, Inc. in exchange for 3.2 million shares of our common stock (valued at approximately $75.3 million) and acquired the remaining minority interest in exchange for cash. RMI, based in Sacramento, California, is a leading provider of consulting services to gas, water, and electric utilities, with operations in the western and eastern United States and international marketplace. RMI's broad range of engineering, technical and economic regulatory services complemented our management consulting and information technology services.

  Reed. As of August 15, 1997, we acquired substantially all of the common stock of Reed Consulting Group, Inc. in exchange for 0.8 million shares of our common stock (valued at approximately $17.6 million) and acquired the remaining minority interest in exchange for cash. Reed, based in the Boston, Massachusetts area, provides strategic planning, operations management and economic and regulatory services to electric and natural gas utilities. Reed's operations expanded our services and client base in the northeast United States and internationally.

  LECG. As of August 19, 1998, we acquired substantially all of the common stock of LECG, Inc. in exchange for 7.3 million shares of our common stock (valued at approximately $228.9 million) and acquired the remaining minority interest in exchange for cash. LECG, based in the San Francisco, California area, is a leading provider of economic consulting and litigation support services. LECG's operations further increased our economic and regulatory expertise and expanded our presence in the telecommunications industry.

  Peterson. As of August 31, 1998, we acquired substantially all of the common stock of Peterson Worldwide, LLC in exchange for 5.6 million shares of our common stock (valued at approximately $156.7 million) and acquired the remaining minority interest in exchange for cash. Peterson, based in the Chicago, Illinois area, is a leading provider of information management services. Peterson's operations expanded our service offerings in the area of information technology.

  We acquired LECG and Peterson in August 1998. These acquisitions are the largest we have made to date and we are in the process of integrating these companies, including their accounting and billing functions, into our operations. An inability to effectively integrate these or any companies acquired in the future may adversely affect our ability to bid successfully on engagements and to grow our business. Performance problems or dissatisfied clients at one company could have an adverse effect on our reputation as a whole. If our reputation were damaged, this could make it more difficult to market our services or to acquire additional companies in the future. In addition, acquired companies may not operate profitably. Acquisitions also involve a number of additional risks, including, among others, the following:

  --Diversion of management's attention;
  --Potential loss of key clients or personnel;
  --Risks associated with unanticipated assumed liabilities and problems; and --Risks of managing businesses or entering markets in which we have limited or no direct expertise.

  We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth to differ from our expectations. For example

  --We may not be able to continue to identify suitable acquisition candidates or to acquire additional consulting firms on favorable terms. --We compete with other companies to acquire consulting firms. We cannot predict whether this competition will increase. If competition does increase, there may be fewer suitable consulting firms available to be acquired and the price for suitable acquisitions may increase.
  --We may not be able to integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize the economic, operational and other benefits we anticipate.
  --We may not be able to successfully integrate acquired businesses in a timely manner or we may incur substantial costs, delays or other operational or financial problems during the integration process.
  --It may be difficult to integrate a business with personnel who have different business backgrounds and corporate cultures.

Results of Operations

  The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Revenues.......................................    100.0%    100.0%    100.0%
   Cost of services...............................     57.8      58.5      58.9
                                                   --------  --------  --------
   Gross profit...................................     42.2      41.5      41.1
   General and administrative expenses............     22.8      27.5      31.0
   Merger-related costs...........................      4.8       0.7       --
                                                   --------  --------  --------
   Operating income...............................     14.6      13.3      10.1
   Other expense (income), net....................     (1.0)     (0.7)      0.1
                                                   --------  --------  --------
   Income before income tax expense...............     15.6      14.0      10.0
   Income tax expense.............................      9.6       4.6       0.0
                                                   --------  --------  --------
   Net income.....................................      6.0%      9.4%     10.0%
                                                   ========  ========  ========

1998 Compared to 1997

  Revenues. Revenues increased 35.6% to $266.9 million in 1998 from $196.8 million in 1997. This growth in revenues was due to several factors, including the expansion of services provided to existing clients, engagements with new clients, continued strong demand for management consulting services in energy based and other network and regulated industries as well as increased selling and business development efforts and immaterial acquisitions.

  Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 37.8% to $112.6 million in 1998 from $81.7 million in 1997. Gross profit as a percentage of revenues was 42.2% in 1998 compared to 41.5% in 1997. The improvement in gross profit margin was the result of increased utilization of the Company's professional consultants coupled with higher average billing rates.

  General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate support costs. General and administrative expenses for the year ended December 31, 1998 were $60.9 million, or 23% of revenues compared to $54.2 million or 28% of revenues in the comparable 1997 period. The decrease of general and administrative costs as a percentage of revenues was primarily due to decreases in executive incentive compensation at companies acquired in 1998 coupled with increased efficiencies in certain support functions, improved economies of scale and the closing of certain duplicate facilities at the beginning of 1998.

  Merger-Related Costs. During 1998, the Company incurred merger-related costs of $12.8 million related to the acquisitions of LECG and Peterson, which were accounted for as pooling of interests. These costs include legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities. In the prior year period, the Company incurred legal, accounting and other transaction related fees and expenses of $1.3 million related to the acquisitions of RMI and Reed, which were accounted for as pooling of interests.

  Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. For the fiscal year ended December 31, 1998, other income, net was $2.7 million versus $1.3 million at 1997 year end. This increase is largely the result of higher interest income due to larger average cash balances outstanding during the period.

  Income Tax Expense. The Company's effective income tax rate was 61.2% for the year ended December 31, 1998. The effective rate for this period would have been 39.4%, excluding the effect of the one-time, non-cash charge to income tax expense of $7.2 million related to the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes and the effect of certain merger-related expenses resulting from the acquisitions of LECG and Peterson that are not tax deductible. The Company's effective income tax rate was 33% for the year ended December 31, 1997. The effective rate would have been 38.2%, including federal and certain state income taxes that would have been required had all the Company's subsidiaries been taxable entities during this period.

1997 Compared to 1996

  Revenues. Revenues increased 30% in 1997 to $196.8 million compared to $151.9 in 1996. The growth in revenues was primarily due to increased selling and business development efforts to generate new client engagements and increased demand for management consulting services in the Company's principal target industry segments.

  Gross Profit. Gross profit increased 31% in 1997 to $81.7 million from $62.5 in 1996. Gross profit as a percentage of revenues increased to 42% in 1997 from 41% in 1996. The gross profit percentage was largely unchanged and average utilization rates for full-time personnel and a similar proportion of subcontracted labor were consistent in both periods.

  General and Administrative Expenses. General and administrative expenses increased 15% to $54.2 million in 1997 from $47.0 million in 1996. As a percentage of revenues, general and administrative expenses decreased to 28% in 1997 from 31% in 1996. The decrease is attributable to economies of scale on certain fixed costs over the higher 1997 revenue base.

  Other Income, Net. Other income, net for 1997 was $1.3 million, as opposed to other expense, net of $0.3 million in 1996. The increase is due in large part to a one-time gain in 1997 of $0.9 million related to the expiration of an option agreement entered into in 1993. The agreement called for the purchase of all of the assets or outstanding stock of LECG. The remainder of the increase is the result of higher interest income due to larger average cash balances during the period and a reduction in interest expense.

  Income Tax Expense. The Company's effective income tax rate was 33% for 1997 and 0.1% for 1996. The effective tax rate would have been approximately 39% for both periods had all of the Company's subsidiaries been taxable entities during these periods.

Unaudited Quarterly Results

  The following table sets forth certain unaudited quarterly operating information. These data have been prepared on the same basis as the audited financial statements contained elsewhere in this Form 10-K and include all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                       Quarters Ended
                          ------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                            1997      1997      1997      1997      1998      1998      1998      1998
                          --------  --------  --------- --------  --------  --------  --------- --------
                                                       (In thousands)
Revenues................  $44,011   $48,121    $49,964  $54,684   $60,809   $64,863    $68,311  $72,894
Cost of services........   26,776    28,293     28,145   31,909    36,023    37,015     39,320   41,964
                          -------   -------    -------  -------   -------   -------    -------  -------
Gross profit............   17,235    19,828     21,819   22,775    24,786    27,848     28,991   30,930
General and administra-
 tive expenses..........   12,043    13,145     13,991   14,971    15,887    17,747     13,304   13,955
Merger-related costs....      --        --       1,312      --        --        --      12,778      --
                          -------   -------    -------  -------   -------   -------    -------  -------
Operating income........    5,192     6,683      6,516    7,804     8,899    10,101      2,909   16,975
Other income, net.......     (146)     (981)      (105)     (73)     (550)     (790)      (538)    (773)
                          -------   -------    -------  -------   -------   -------    -------  -------
Income before income tax
 expense................    5,338     7,664      6,621    7,877     9,449    10,891      3,447   17,748
Income tax expense......    1,152     1,552      1,492    4,885     3,791     4,233     10,420    6,968
                          -------   -------    -------  -------   -------   -------    -------  -------
Net income (loss).......  $ 4,186   $ 6,112    $ 5,129  $ 2,992   $ 5,658   $ 6,658    $(6,973) $10,780
                          =======   =======    =======  =======   =======   =======    =======  =======

  Revenues and operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter and employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to factors such as the Company's sales cycle, the ability of clients to terminate engagements without penalty, the size and scope of assignments and general economic conditions. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. Furthermore, the Company has on occasion experienced a seasonal pattern in its operating results, with a smaller proportion of the Company's revenues and lower operating income occurring in the fourth quarter of the year or a smaller sequential growth rate than in other quarters.

Liquidity and Capital Resources

  Net cash provided by operating activities was $21.5 million for the year ended December 31, 1998. During the year, the primary sources of cash provided by operating activities were net income of $16.1 million and non-cash depreciation of $5.1 million. The higher volume of business in 1998 resulted in increases in both current assets and current liabilities for the year. While operating cash flow was negatively affected by the $25.5 million increase in accounts receivable and prepaid expenses and other assets, this was more than offset by the positive impact of the $22.7 million increase in current liabilities and the $3.0 million in other non-cash adjustments during the period.

  The current year investing activities used net cash flows of $14.0 million, principally to support growth in personnel and services. These investments included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for provision of information management consulting services by Peterson, and the purchase and related improvements of the Company's corporate headquarters in Chicago.

  Financing activities provided net cash flows of $66.3 for the 1998 fiscal year. In March 1998 and again in November 1998, the Company sold 1.5 million shares of common stock in secondary offerings, raising approximately $35.6 million and $50.8 million, respectively, net of related offering costs. The Company received an additional $10.6 million from transactions related to stock option exercises, the employee stock purchase plan, and notes receivable from stockholders. Cash flows used by financing activities included $18.9 million for the purchase of certain minority interests of LECG and Peterson and included $8.1 million for the repayment of short-term debt and $6.1 million in payments of pre-acquisition, undistributed income to former stockholders of acquired companies.

  As of December 31, 1998, the Company had approximately $119.7 million in cash and cash equivalents, resulting principally from cash flows from operations and the various public stock offerings during the previous three years. The Company believes that current cash and cash equivalents will provide adequate cash to fund its anticipated cash need over at least the next twelve months.

  In general, the Company's internal information technology ("IT") and Non-IT systems are Year 2000 compliant. The Company does not expect to incur any additional costs for the purpose of Year 2000 compliance, nor does the Company believe that there is a significant risk of a material potential liability to third parties arising from Year 2000 issues.

Item 7A--Quantitative and Qualitative Disclosures About Market Risks

  The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio included in cash equivalents on the consolidated balance sheet. The Company does not currently use derivative securities. The Company's general policy is to limit the risk of principal loss by limiting market and credit risks. The Company does not expect any material loss with respect to its investment portfolio.

  The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

Item 8--Consolidated Financial Statements and Supplemental Data

  The Consolidated Financial Statements of the Company are annexed to the report as pages F-1 through F-14. An index to such materials appears on page F-1.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Discussions

  Not Applicable.

                                   Part III

  The information required by this Part III will be provided in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement (the "Proxy Statement") will be filed pursuant to Regulation 14A no later than 120 days following the Company's fiscal year ended December 31, 1998, and is incorporated herein by this reference to the extent provided below.

Item 10--Directors and Executive Officers of the Registrant

  Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Board of Directors-- Director Compensation," "Management Compensation" and "Compliance with Section 16(a) of the Exchange Act."

Item 11--Executive Compensation

  Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Board of Directors-- Director Compensation" and "Management Compensation."

Item 12--Security Ownership of Certain Beneficial Owners and Management

  Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Stock Ownership of Directors, Executive Officers and Principal Holders."

Item 13--Certain Relationships and Related Transactions

  Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "Certain Relationships and Related Transactions."

                                    Part IV

Item 14--Exhibits, Financial Statements and Reports on Form 8-K

  The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The exhibits filed as part of this report are listed in the accompanying Exhibit Index.

  On September 3, 1998, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K dated August 19, 1998 showing the condensed consolidated financial statements of LECG, Inc. as of December 31, 1997 and June 30, 1998 and the Company's Proforma Combined Balance Sheet as of March 31, 1998 and Proforma Combined Statements of Operations for the three years ended December 31, 1997.

  On November 6, 1998 (and again on November 12, 1998 to correct an error by our financial printer), the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K/A showing the following:

  A) Peterson financial statements as of December 31, 1997.

  B) The Company's Proforma Combined Balance Sheet as of June 30, 1998 and Proforma Combined Statements of Operations for the three years ended December 31, 1997.

  C) The Company's audited consolidated financial statements as of December 31, 1997 and 1996, and for the three years ended December 31, 1997, as restated.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Metzler Group, Inc.

                                                  /s/ Robert P. Maher
                                          By: _________________________________
                                                      Robert P. Maher
                                               Chairman, President and Chief
                                                Executive Officer, Director



                                                   /s/ Barry S. Cain
                                          By: _________________________________
                                                       Barry S. Cain
                                                          Director


                                                 /s/  James F. Hillman
                                          By: _________________________________
                                                      James F. Hillman
                                                  Chief Financial Officer


                                                   /s/  Peter B. Pond
                                          By: _________________________________
                                                       Peter B. Pond
                                                          Director


                                                /s/ Mitchell H. Saranow
                                          By: _________________________________
                                                    Mitchell H. Saranow
                                                          Director


                                               /s/  Govenor James R. Thompson
                                          By: _________________________________
                                                 Govenor James R. Thompson
                                                          Director

Dated: March 31, 1999

                       INDEX TO THE FINANCIAL STATEMENTS
                            THE METZLER GROUP, INC.

  Audited Consolidated Financial Statements as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998

Independent Auditors' Report................................................ F-2
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Stockholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Metzler Group, Inc.:

  We have audited the accompanying consolidated balance sheet of The Metzler Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Metzler Group, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

  We previously audited and reported on the consolidated balance sheet of The Metzler Group, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, prior to their restatement for the 1998 pooling of interests, which report was based in part on reliance of other auditors. The contribution of the Company to combined restated assets represented 41 percent as of December 31, 1997; to combined restated revenues represented 43 percent and 42 percent; and to combined restated net income represented 53 percent and 38 percent for the years ended December 31, 1997 and 1996, respectively. Separate financial statements of the other companies included in the 1997 restated balance sheet and the 1997 and 1996 restated statements of operations, stockholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1997 and the statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, after restatement for the 1998 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 3 of the notes to the consolidated financial statements.

                                          /s/ KPMG LLP

Chicago, Illinois
February 10, 1999

                    THE METZLER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $119,704  $ 45,867
  Accounts receivable, net.................................   80,163    59,397
  Prepaid and other current assets.........................    6,979     3,337
                                                            --------  --------
    Total current assets...................................  206,846   108,601
Property and equipment, net................................   22,197    13,769
Other assets...............................................    1,474     2,073
                                                            --------  --------
    Total assets........................................... $230,517  $124,443
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt..........................................      --      8,070
  Accounts payable and accrued liabilities.................   17,955    10,458
  Accrued compensation and project costs...................   28,142    17,075
  Income taxes payable.....................................    2,942     3,800
  Deferred income taxes....................................    2,171     1,500
  Stockholder distribution payable.........................      --      5,357
  Other current liabilities................................    9,127     4,072
                                                            --------  --------
    Total current liabilities..............................   60,337    50,332
Long-term debt.............................................      --        319
Deferred income taxes......................................    5,276     3,951
Other non-current liabilities..............................      --      1,169
                                                            --------  --------
    Total liabilities......................................   65,613    55,771
                                                            --------  --------
Stockholders' equity:
  Preferred stock, $.001 par value; 3,000 shares
   authorized; no shares issued or outstanding.............      --        --
  Common stock, $.001 par value; 75,000 shares authorized;
   38,004 and 34,043 shares issued and outstanding in 1998
   and 1997, respectively..................................       38        34
  Additional paid-in capital...............................  134,624    56,580
  Notes receivable from stockholders.......................      --     (2,755)
  Accumulated other comprehensive income...................      (30)      (57)
  Retained earnings........................................   30,272    14,870
                                                            --------  --------
    Total stockholders' equity.............................  164,904    68,672
                                                            --------  --------
    Total liabilities and stockholders' equity............. $230,517  $124,443
                                                            ========  ========


        See accompanying Notes to the Consolidated Financial Statements.

                    THE METZLER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Revenues................................... $  266,877  $  196,780  $  151,889
Cost of services...........................    154,322     115,122      89,410
                                            ----------  ----------  ----------
  Gross profit.............................    112,555      81,658      62,479
General and administrative expenses........     60,893      54,151      47,028
Merger-related costs.......................     12,778       1,312         --
                                            ----------  ----------  ----------
  Operating income.........................     38,884      26,195      15,451
                                            ----------  ----------  ----------
Other expense (income):
  Interest income..........................     (3,061)     (1,156)       (420)
  Interest expense.........................        672         432         840
  Other, net...............................       (263)       (581)       (135)
                                            ----------  ----------  ----------
    Total other expense (income)...........     (2,652)     (1,305)        285
                                            ----------  ----------  ----------
Income before income tax expense...........     41,536      27,500      15,166
  Income tax expense.......................     25,413       9,081           9
                                            ----------  ----------  ----------
Net Income................................. $   16,123  $   18,419  $   15,157
                                            ==========  ==========  ==========
Earnings per basic share:
  Net income............................... $     0.45  $     0.58  $     0.49
  Shares used in computing earnings per
   basic share.............................     35,948      31,779      30,933
Earnings per dilutive share:
  Net income............................... $     0.43  $     0.57  $     0.48
  Shares used in computing earnings per
   dilutive share..........................     37,179      32,288      31,262
Pro forma income data (unaudited):
  Net income............................... $   16,123  $   18,419  $   15,157
  Pro forma decrease (increase) to income
   tax expense.............................      7,200      (2,194)     (6,209)
  Pro forma adjustment to executive
   compensation expense, net of tax........      2,267         --          --
                                            ----------  ----------  ----------
  Pro forma net income..................... $   25,590  $   16,225  $    8,948
                                            ==========  ==========  ==========
  Pro forma net income per basic share..... $     0.71  $     0.51  $     0.29
  Pro forma net income per dilutive share.. $     0.69  $     0.50  $     0.29

        See accompanying Notes to the Consolidated Financial Statements.

                    THE METZLER GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                           Preferred                                Notes      Accumulated
                             Stock     Common Stock   Additional  Receivable      Other                   Total
                         ------------- --------------  Paid-In       From     Comprehensive Retained  Stockholders'
                         Shares Amount Shares  Amount  Capital   Stockholders    Income     Earnings     Equity
                         ------ ------ ------  ------ ---------- ------------ ------------- --------  -------------
Balance at December 31,
 1995...................  --      --   30,760   $ 31   $  7,713    $(1,576)       $--       $  6,401    $ 12,569
 Comprehensive income...  --      --      --     --         --         --            6        15,157      15,163
 Issuance of common
  stock.................  --      --    4,553      5     41,905     (1,619)        --            --       40,291
 Purchase of common
  stock.................  --      --   (3,432)    (4)    (8,460)       --          --         (1,794)    (10,258)
 Distributions..........  --      --      --     --         --        (162)        --         (7,683)     (7,845)
 Interest on notes
  receivable from
  stockholders..........  --      --      --     --         155       (155)        --            --          --
 Collection of notes
  receivable from
  stockholders..........  --      --      --     --         --         467         --            --          467
                          ---    ----  ------   ----   --------    -------        ----      --------    --------
Balance at December 31,
 1996...................  --      --   31,881     32     41,313     (3,045)          6        12,081      50,387
 Comprehensive income...  --      --      --     --         --         --          (63)       18,419      18,356
 Issuance of common
  stock.................  --      --    2,697      2     25,412        (87)        --            780      26,107
 Purchase of common
  stock.................  --      --     (535)   --     (10,340)        44         --           (228)    (10,524)
 Distributions..........  --      --      --     --         --        (351)        --        (16,182)    (16,533)
 Interest on notes
  receivable from
  stockholders..........  --      --      --     --         195       (195)        --            --          --
 Collection of notes
  receivable from
  stockholders..........  --      --      --     --         --         879         --            --          879
                          ---    ----  ------   ----   --------    -------        ----      --------    --------
Balance at December 31,
 1997...................  --      --   34,043     34     56,580    $(2,755)        (57)       14,870      68,672
 Comprehensive income...  --      --      --     --         --         --           27        16,123      16,150
 Issuance of common
  stock.................  --      --    4,556      5     96,957        --          --            --       96,962
 Purchase of common
  stock.................  --      --     (595)    (1)   (18,921)       --          --            --      (18,922)
 Distributions..........  --      --      --     --         --         --          --           (721)       (721)
 Interest on notes
  receivable from
  stockholders..........  --      --      --     --           8        --          --            --            8
 Collection of notes
  receivable from
  stockholders..........  --      --      --     --         --       2,755         --            --        2,755
                          ---    ----  ------   ----   --------    -------        ----      --------    --------
Balance at December 31,
 1998...................  --     $--   38,004   $ 38   $134,624    $   --         $(30)     $ 30,272    $164,904
                          ===    ====  ======   ====   ========    =======        ====      ========    ========

        See accompanying Notes to the Consolidated Financial Statements.

                    THE METZLER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                             FOR THE YEARS ENDED DECEMBER 31
                                             ----------------------------------
                                                1998        1997       1996
                                             ----------  ----------  ----------
Cash flows from operating activities:
  Net income...............................  $   16,123  $   18,419  $  15,157
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization............       5,098       3,578      2,833
  Provision for bad debts..................       1,094         172      1,831
  Deferred income taxes....................       1,996       2,363       (952)
  Other non-cash items, net................        (107)       (728)        80
  Changes in assets and liabilities, net of
   acquisitions:
    Accounts receivable....................     (21,861)    (12,138)    (8,940)
    Prepaid expenses and other assets......      (3,641)     (1,139)      (444)
    Accounts payable and accrued
     liabilities...........................       7,497       2,644      3,419
    Accrued compensation and project
     costs.................................      11,066          97      6,164
    Income taxes payable...................        (857)      2,922        549
    Other current liabilities..............       5,056       1,340     (4,861)
                                             ----------  ----------  ---------
      Net cash provided by operating
       activities..........................      21,464      17,530     14,836
                                             ----------  ----------  ---------
Cash flows from investing activities:
  Purchase of property and equipment.......     (13,723)     (8,100)    (3,879)
  Other, net...............................        (238)       (656)      (499)
                                             ----------  ----------  ---------
      Net cash used in investing
       activities..........................     (13,961)     (8,756)    (4,378)
                                             ----------  ----------  ---------
Cash flows from financing activities:
  Issuance of common stock.................      96,962      25,493     38,151
  Purchase of common stock.................     (18,922)    (10,175)    (9,806)
  Repayment of long-term debt..............        (319)     (1,480)      (648)
  Proceeds from long-term debt.............         --        3,300      1,799
  Net repayments of short-term debt........      (8,070)     (2,793)      (389)
  Payments of pre-acquisition undistributed
   income to former stockholders...........      (6,079)    (10,121)    (7,338)
  Other, net...............................       2,762        (830)      (406)
                                             ----------  ----------  ---------
Net cash provided by financing activities..      66,334       3,394     21,363
                                             ----------  ----------  ---------
Net increase in cash and cash equivalents..      73,837      12,168     31,821
Cash and cash equivalents at beginning of
 year......................................      45,867      33,699      1,878
                                             ----------  ----------  ---------
Cash and cash equivalents at end of year...  $  119,704  $   45,867  $  33,699
                                             ==========  ==========  =========
Supplemental information:
  Interest payments........................  $      672  $      305  $     544
  Income tax payments......................  $   17,720  $    3,509  $     428

          See accompanying Notes to Consolidated Financial Statements.

                            THE METZLER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (In thousands, except per share amounts and unless as otherwise indicated)

1. DESCRIPTION OF BUSINESS

  The Metzler Group, Inc. (the "Company") is a leading provider of consulting services to energy-based and related industries. The Company's services include: (1) management consulting; (2) information technology; and (3) litigation support. The Company's operating subsidiaries include LECG, Inc. ("LECG"), Metzler & Associates, Inc. ("Metzler & Associates"), Peterson Consulting, L.L.C. ("Peterson"), Reed Consulting Group, Inc. ("Reed"), and Resource Management International, Inc. ("RMI"). The Company is headquartered in Chicago, Illinois and has regional offices in various cities within the United States, and several international offices.

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

 Cash and Cash Equivalents

  Cash equivalents are comprised of highly liquid instruments with original maturities of 90 days or less. The carrying amount of these financial instruments approximates fair value because of the short maturities.

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

                            THE METZLER GROUP, INC.

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

  Prior to December 18, 1997, LECG had elected to be taxed under Subchapter S of the Internal Revenue Code for income tax purposes. During such period, federal income taxes were the responsibility of LECG's stockholders as were certain state income taxes. Therefore, the financial statements do not include a provision for federal (and some state) income taxes prior to LECG's initial public offering on December 18, 1997. LECG's S-corporation status terminated on December 18, 1997, thereby subjecting LECG's income to federal and certain other state income taxes at the corporate level. Accordingly, LECG applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," for the period ended December 31, 1997. In addition, LECG converted from a cash basis to accrual basis for tax purposes in conjunction with its conversion to a C-corporation. Due to temporary differences in recognition of revenue and expenses, income for financial reporting purposes exceeded income for income tax purposes. The conversion to accrual basis along with these temporary differences resulted in the recognition of a net deferred tax liability (and a corresponding one-time charge to expense) of $2.7 million as of December 31, 1997.

  Prior to August 14, 1998, Peterson was a limited liability company, which, for income tax purposes, was treated as a partnership. Accordingly, the income of Peterson was reported on the individual income tax returns of its members and federal income taxes, as well as certain state income taxes, were the responsibility of its members. Subsequent to August 14, 1998, and based on events unrelated to its acquisition by the Company, Peterson elected C-corporation status, thereby subjecting its income to federal and certain state income taxes at the corporate level. As a result of its acquisition of Peterson, the Company has applied the provisions of SFAS No. 109, and has converted Peterson from the modified cash basis to the accrual basis for tax purposes. Due to temporary differences in recognition of revenue and expense, income for financial reporting purposes has exceeded income for tax reporting purposes. The conversion to accrual basis, along with these temporary differences, resulted in the recognition of a one-time, non-cash charge of $7.2 million to be recorded during the period in which the merger occurred.

 Pro Forma Adjustments (unaudited)

  The pro forma adjustments for 1998 include a reduction of income tax expense to exclude the effect of the one-time, non-cash charge of $7.2 million which resulted from the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes. The pro forma adjustments for 1998 also reflect a $2.3 million adjustment, net of tax, relating to the impact of a new compensation plan for Peterson executives adopted pursuant to the acquisition. This pro forma presentation, net of related tax effects, is shown solely as the result of changes in compensation that existed following consummation of the merger. These changes would have resulted in reduced compensation in prior periods for Peterson executives, although their duties and responsibilities would have remained largely unchanged.

                            THE METZLER GROUP, INC.

  The pro forma adjustments for 1997 and 1996 include federal and additional state income tax expense of $2,194 and $6,209, respectively, that would have been required if certain of the Company's subsidiaries which were not taxable entities during those periods had been subject to federal, and certain state, income taxes at the corporate level.

 Earnings Per Share

  For the years ended December 31, 1998, 1997 and 1996, earnings per share was computed in accordance with SFAS No. 128 "Earnings Per Share", which the Company adopted during the fourth quarter of 1997. The difference between basic and dilutive shares represents the dilutive effect of common stock options aggregating 1,231, 509 and 329 for the years ended December 31, 1998, 1997 and 1996, respectively.

 Foreign Currency Translation

  The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and sales and expenses are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded as a separate component of stockholders' equity as other comprehensive income.

3. BUSINESS COMBINATIONS

  On July 31, 1997, the Company issued 3.2 million shares of common stock for substantially all the outstanding common stock of RMI. Additionally, on August 15, 1997, the Company issued 0.8 million shares of common stock for substantially all of the outstanding common stock of Reed. Each of the transactions was accounted for as a pooling of interests. The consolidated financial statements have been restated as if RMI and Reed had been combined for all periods presented. The Company's consolidated statement of operations for the year ended December 31, 1997 includes revenues and net income from RMI and Reed totaling $28,906 and $1,529, respectively, through the dates of acquisition. The consolidated statement of operations for the year ended December 31, 1996 includes revenues and net loss from RMI and Reed totaling $41,460 and $1,119, respectively.

  On August 19, 1998, the Company issued 7.3 million shares of common stock for substantially all the outstanding common stock of LECG. Additionally, on August 31, 1998, the Company issued 5.6 million shares of common stock for substantially all of the outstanding common stock of Peterson. Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the companies had been combined for all periods presented. The Company's consolidated statement of operations for the year ended December 31, 1998 includes revenues and net income from LECG and Peterson totaling $97,910 and $6,070, respectively, through the dates of acquisition. The Company's consolidated statements of operations for 1997 and 1996 have been restated to reflect revenues of $113,119 and $88,336, respectively, and net income of $8,732 and $9,422, respectively, for the aggregate of the operations of LECG and Peterson.

  The Company incurred significant costs and expenses in connection with these acquisitions, including legal and accounting, and other various expenses. These costs and expenses were recorded in the consolidated statements of operations and comprehensive income during the third quarter in each of the years 1997 and 1998.

  During 1998 and 1997, the Company completed nine additional transactions which were accounted for as poolings of interests. The stockholders' equity and the operations of these businesses were not material, individually or in the aggregate, in relation to those of the Company. As such, the Company recorded the

                            THE METZLER GROUP, INC.

combinations by restating stockholders' equity as of the effective date of each acquisition without restating prior period financial statements.

4. STOCKHOLDERS' EQUITY

  On October 4, 1996 the Company completed an initial public offering of its common stock in which 3.9 million shares were sold by the Company, resulting in proceeds of approximately $37 million, net of issuance costs. Concurrent with the completion of the initial public offering and in accordance with an agreement entered into during July 1996 between the Company and a stockholder, the Company redeemed 2.6 million shares of the stockholder's common stock for $7,975.

  On December 18, 1997, LECG completed an initial public offering, resulting in net proceeds of approximately $24.4 million, net of issuance costs.

  On March 2, 1998, the Company completed a secondary offering of its common stock in which an additional 1.5 million shares were sold by the Company, resulting in net proceeds of approximately $36 million. On November 19, 1998, the Company completed a secondary offering of its common stock in which an additional 1.5 million shares were sold by the Company, resulting in net proceeds of approximately $51 million.

5. ACCOUNTS RECEIVABLE

  The components of accounts receivable as of December 31 were as follows:

                                                                1998     1997
                                                               -------  -------
   Billed amounts ............................................ $81,508  $51,595
   Engagements in process.....................................   3,899   11,952
   Allowance for uncollectible accounts.......................  (5,244)  (4,150)
                                                               -------  -------
                                                               $80,163  $59,397
                                                               =======  =======

  Engagements in process represent balances accrued by the Company for services that have been performed but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

6. PROPERTY AND EQUIPMENT

  Property and equipment, at cost, as of December 31 consisted of:

                                                                1998     1997
                                                               -------  -------
   Land and buildings......................................... $ 2,878  $   370
   Furniture, fixtures and equipment..........................  27,877   27,418
   Software...................................................   5,338    2,263
   Leasehold improvements.....................................   4,736    3,072
                                                               -------  -------
                                                                40,829   33,123
   Less: accumulated depreciation and amortization............ (18,632) (19,354)
                                                               -------  -------
                                                               $22,197  $13,769
                                                               =======  =======

                            THE METZLER GROUP, INC.

7. SHORT-TERM AND LONG-TERM DEBT

  The Company had total short-term debt and other current debt obligations of $0 and $8,070 at December 31, 1998 and 1997, respectively. Amounts outstanding at December 31 are as follows:

                                                                    1998  1997
                                                                    ---- ------
   $1,200 in two lines of credit, interest payable quarterly at the bank's prime rate (8.5% at December 31, 1997) plus 1.0%,
    guaranteed by officers of a subsidiary, due April 1, 1998.....   --  $1,020
   Two lines of credit, $4,100 each, interest payable quarterly at the bank's prime rate (8.5% at December 31, 1997),
    collateralized by accounts receivable of Peterson, outstanding
    balance due on demand.........................................   --   3,300
   $3,645 term loan, payable in monthly installments of $100
    including interest at the bank's prime rate (8.5% at December
    31, 1997), collateralized by accounts receivable of Peterson,
    and subject to renewal annually...............................   --   3,645
   Other term loans, at variable rates of interest of 9.25%
    through 15.0% with due dates 1998 through 2001................   --     424
                                                                    ---- ------
   Total debt.....................................................   --   8,389
   Portion classified as long-term................................   --     319
                                                                    ---- ------
   Short-term debt................................................  $--  $8,070
                                                                    ==== ======

  The Company maintains line of credit agreements in the aggregate amount of $14.0 million expiring through July 1999. Of this total, $6,175 is available to secure commercial and standby letters of credit. At December 31, 1998, the Company had letters of credit of $1,657 outstanding. The letters of credit expire at various dates through 1999.

8. LEASE COMMITMENTS

  The Company leases its office facilities and certain equipment under operating lease arrangements which expire at various dates through 2008 with renewal options of two to five years. The Company leases office facilities under noncancelable operating leases which include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. The total amount of the base rent payments is being charged to expense as incurred. In addition, the Company leases equipment under noncancelable operating leases.

  Future minimum annual lease payments, for the years subsequent to 1998 and in the aggregate, are as follows:

        Year Ending December 31,                                       Amount
        ------------------------                                       ------
        1999.......................................................... $ 9,781
        2000..........................................................   8,623
        2001..........................................................   8,146
        2002..........................................................   5,195
        2003..........................................................   3,149
        Thereafter....................................................   5,449
                                                                       -------
                                                                       $40,343
                                                                       =======

  Rent expense for operating leases entered into by the Company and charged to operations amounted to $9,982 for 1998, $9,791 for 1997, and $7,150 for 1996.

                            THE METZLER GROUP, INC.

9. INCOME TAX EXPENSE

  Income tax expense consists of the following:

                                                              December 31,
                                                           --------------------
                                                            1998    1997   1996
                                                           ------- ------  ----
   Federal:
     Current.............................................. $19,980 $5,108  $477
     Deferred.............................................   1,600  2,648  (574)
                                                           ------- ------  ----
       Total..............................................  21,580  7,756   (97)
                                                           ------- ------  ----
   State:
     Current..............................................   3,437  1,392   409
     Deferred.............................................     396    (67) (303)
                                                           ------- ------  ----
       Total..............................................   3,833  1,325   106
                                                           ------- ------  ----
   Total federal and state income tax expense............. $25,413 $9,081  $  9
                                                           ======= ======  ====

  Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income tax expense as follows:

                                                             December 31,
                                                            -----------------
                                                            1998  1997  1996
                                                            ----  ----  -----
   Federal tax at statutory rate........................... 35.0% 35.0%  35.0%
   State tax at statutory rate, net of federal tax
    benefits...............................................  4.9   4.6    4.6
   Effect of nontaxable interest and dividends............. (1.9) (0.9)  (0.6)
   Effect of nontaxable entities...........................  --   (5.2) (39.0)
   Effect of conversion from cash to accrual method of
    accounting for acquired company........................ 17.3   --     --
   Effect of non-deductible merger-related costs...........  4.5   --     --
   Other...................................................  1.4  (0.5)   0.1
                                                            ----  ----  -----
                                                            61.2% 33.0%   0.1%
                                                            ====  ====  =====

  Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effect of these differences are as follows:

                                                                 December 31,
                                                                 -------------
                                                                  1998   1997
                                                                 ------ ------
   Deferred tax assets:
     State income taxes......................................... $  479 $  155
     Allowance for uncollectible receivables....................    194    340
     Merger-related costs.......................................  1,427    382
     Other......................................................    315    236
                                                                 ------ ------
       Total deferred tax assets................................  2,415  1,113
                                                                 ------ ------
   Deferred tax liabilities:
     Adjustment resulting from changes in the method of
      accounting used for tax purposes..........................  9,136  6,080
     Other......................................................    726    484
                                                                 ------ ------
       Deferred tax liabilities.................................  9,862  6,564
                                                                 ------ ------
       Net deferred tax liabilities............................. $7,447 $5,451
                                                                 ====== ======

                            THE METZLER GROUP, INC.

10. LONG-TERM INCENTIVE PLAN

  On June 30, 1996, the Company adopted a Long-Term Incentive Plan which provides for common stock, common stock-based, and other performance incentives to employees, consultants, directors, advisors, and independent contractors of the Company. As of December 31, 1998, the Company had 5,510 options outstanding at a weighted average exercise price of $24.19 per share which was equal to the fair market value of common stock at the dates of grant. As of December 31, 1998, 138 options were exercisable. In general, the options have a ten year term and are exercisable in annual installments over a four year period following the date of grant.

  The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's compensation expense for the years ended December 31, 1998, 1997 and 1996 would have been increased by $4,591, $1,138 and $102, respectively, net of related income taxes. As a result, the Company's pro forma net earnings available to common stockholders and earnings per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:

                                                         1998    1997    1996
                                                        ------- ------- -------
   Earnings per common share, as reported:
     Net income.......................................  $16,123 $18,419 $15,157
     Net income per basic share.......................  $  0.45 $  0.58 $  0.49
     Net income per dilutive share....................  $  0.43 $  0.57 $  0.48
   Earnings per common share, fair value method:
     Net income, with compensation expense from fair
      value options...................................  $11,532 $17,281 $15,055
     Fair value method net income per basic share.....  $  0.32 $  0.54 $  0.49
     Fair value method net income per dilutive share..  $  0.31 $  0.54 $  0.48

  The weighted average fair value of options granted in 1998, 1997 and 1996 was $5.68, $4.46 and $2.00 respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the model for grants made in 1998, 1997 and 1996:

                                                  1998       1997       1996
                                                ---------  ---------  ---------
   Expected volatility.........................        45%        45%        40%
   Risk free interest rate.....................       5.0%       5.7%       6.5%
   Dividend yield..............................         0%         0%         0%
   Expected lives.............................. 2.8 years  2.5 years  3.0 years

  Additional information on the shares subject to options is as follows:

                                  1998              1997              1996
                            ----------------- ----------------- ----------------
                                    Weighted-         Weighted-        Weighted-
                            Number   Average  Number   Average  Number  Average
                              of    Exercise    of    Exercise    of   Exercise
                            Shares    Price   Shares    Price   Shares   Price
                            ------  --------- ------  --------- ------ ---------
   Options outstanding at
    beginning of year...... 2,623    $16.53     689    $10.37    --     $  --
   Granted................. 3,849     28.47   2,173     18.35    725     10.00
   Exercised...............  (361)    13.07      (3)     8.00    --        --
   Forfeited...............  (601)    24.90    (236)    16.35    (36)     8.00
                            -----             -----              ---
   Options outstanding at
    end of year............ 5,510    $24.19   2,623    $16.53    689    $10.37
                            =====    ======   =====    ======    ===    ======
   Options exercisable at
    year end...............   138    $14.41      14    $18.45    --     $  --
                            =====    ======   =====    ======    ===    ======

                            THE METZLER GROUP, INC.

  The following table summarizes information about stock options outstanding at December 31, 1998 and 1997:

                                       1998                      1997
                             ------------------------- -------------------------
                                 Weighted-Average          Weighted-Average
                             ------------------------- -------------------------
                                    Exercise Remaining        Exercise Remaining
                             Shares  Price     Life    Shares  Price     Life
   Range of Exercise Price   ------ -------- --------- ------ -------- ---------
   $0 to $15...............  1,025   $12.46  0.7 years 1,534   $12.60  1.5 years
   $16 to $25..............  1,277    20.99  2.5 years 1,089    22.14  2.2 years
   $26 to $35..............  3,174    29.06  3.6 years   --       --         --
   $36 to $45..............     34    39.30  3.8 years   --       --         --
                             -----                     -----
                             5,510   $24.19  2.8 years 2,623   $16.53  1.8 years
                             =====                     =====

11. EMPLOYEE BENEFIT PLANS

  The Company maintained profit sharing and savings plans for six of our operating subsidiaries through December 31, 1998. Eligible employees may contribute a portion of their compensation to their respective operating subsidiaries' plan. The Company, at its discretion matches a percentage of employees' contributions. The Company may also make an annual profit sharing contribution at its discretion. The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company contributions to the various plans which were charged to operations were $1,018, $976 and $1,356 in the years ended December 31, 1998, 1997, and 1996, respectively.

12. SEGMENT INFORMATION

  The Company has applied the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information regarding operating segments, products and services, geographic areas and major customers. The Company's operations represent a single reportable segment under the provisions of SFAS No. 131. The Company's operations have a high degree of similarity in their economic and operational characteristics, including the nature of the services provided, the type or class of customers for those services, and the methods used for delivering such services. While the Company has retained certain brand identities associated with its principal operating subsidiaries, these distinctions have not been a critical factor for management in making operating decisions or in assessing performance. In addition, the structure of the Company's internal organization has changed from time to time as a result of acquisition activity and in response to customer, project, personnel or geographic requirements and, as such, discrete financial information is not available on a consistent basis at the operating subsidiary level.

13. SUBSEQUENT EVENT (unaudited)

  Effective February 7, 1999 (the "Effective Date"), the Company completed the acquisition of all of the outstanding securities of Strategic Decisions Group ("SDG"), a consulting firm organized under the laws of California. Pursuant to a Merger Agreement dated February 7, 1999, a wholly owned subsidiary of the Company, MGI Acquisition III, Inc., merged with and into SDG on the Effective Date. Consequently, SDG is now a wholly owned subsidiary of the Company. SDG stockholders received Company common stock valued at approximately $125 million, calculated by using the final closing bid for the Company's common stock on the Effective Date, in exchange for substantially all outstanding SDG shares. The Company exchanged 2.7 million shares of its common stock for substantially all of the outstanding common stock of SDG. The transaction will be accounted for by the pooling of interests method of accounting and will qualify as a tax-free reorganization. Following the combination with SDG, the Company had 40.5 million issued and outstanding shares.

                                 EXHIBIT INDEX

 Exhibit
   No.                              Description
 -------                            -----------
   3.1   Amended and Restated Certificate of Incorporation of the Company
         (2)
   3.2   Amendment No. 1 to Amended and Restated Certificate of
         Incorporation of the Company (4)
   3.2   Amended and Restated By-Laws of the Company (5)
   4.1   Specimen Common Stock Certificate (3)
   4.2   Form of Registration Agreement
  10.1   Form of Indemnification Agreement between the Company and each of its directors and officers (3)
  10.2   The Metzler Group, Inc. Long-Term Incentive Plan (1)
  10.3   Amendment No. 1 to The Metzler Group, Inc. Long Term Incentive
         Plan, dated November 1, 1997 (6)
  10.4   Amendment No. 2 to the Metzler Group, Inc. Long-Term Incentive
         Plan, effective May 1, 1998 (6)
  10.5   The Metzler Group, Inc. Employee Stock Purchase Plan (7)
  10.6   Amendment No. 1 to The Metzler Group, Inc. Employee Stock
         Purchase Plan
  10.7   Amendment No. 2 to The Metzler Group, Inc. Employee Stock
         Purchase Plan
  21.1   Significant Subsidiaries of The Metzler Group, Inc.
  23.1   Consent of KPMG LLP
  27.1   Financial Data Schedule--for the period ended December 31, 1998

--------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30267 filed with the SEC on June 27, 1997.
(2) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 4, 1996.
(3) Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 20, 1996.
(4) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(5) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.
(6) Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 333-30267) filed with the SEC on March 31, 1999.
(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30265) filed with the SEC on June 27, 1997.