Form 10-K/A
period 1998-12-31
METZLER GROUP INC
filed 1999-05-03
CIK 1019737

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-28830

                            The Metzler Group, Inc.
            (Exact name of Registrant as specified in its charter)

     Delaware                                         36-4094854
  (State of other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification Number)

               615 North Wabash Avenue, Chicago, Illinois 60611
         (Address of principal executive offices, including zip code)

                                (312) 573-5600
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share
                               (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 31, 1999, 42,118,124 shares of the Registrant's common stock, par value $0.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq National Market on March 31, 1999, was approximately $1,299,320,000.

PART III

     The information set forth below was not included in the Registrant's Form 10-K filed on March 31, 1999. Such information is being provided in this amendment in accordance with General Instruction G(3) to Form 10-K.

Item 10--Directors and Executive Officers of the Registrant.

     Robert P. Maher, 49, has served as one of our directors since April 1991. He has served as Chief Executive Officer and President since January 1996 and as Chairman of the Board since June 1996. From August 1990 to December 1995, Mr. Maher held various positions with us and our affiliates, most recently as a Senior Vice President of Metzler & Associates, Inc. working primarily in the information technology area. From 1988 to August 1990, he organized and directed information technology engagements for the regulated segment of the communications industry practice as a principal with the consulting practice of Ernst & Young LLP.

     James F. Hillman, 41, joined us in April 1996 and has served as our Chief Financial Officer and Treasurer since June 1996. From July 1988 to March 1996, he was employed by Ameritech Corporation, most recently as the Chief Financial Officer of Ameritech Monitoring Services, Inc.

     Barry S. Cain, 56, has served as our Vice President and Chief Administrative Officer since September 1997 and as a director since May 1998. Mr. Cain joined us from his position as a member of the law firm of Sachnoff & Weaver, Ltd., where he was co-chairman of the firm's Business Group and a member of its board of directors. Prior to joining us, Mr. Cain served as our outside general counsel since inception.

     Stephen J. Denari, 46, has served as our Vice President--Corporate Development since July 1997. Prior to joining us, Mr. Denari served as a turn-around specialist for a variety of companies, including Harley Davidson, DBMS, Inc., American Capital Enterprises, and First National Entertainment. Mr. Denari has also assisted us since 1990 in various specialized projects for our clients.

     Charles A. Demirjian, 34, has served as our General Counsel, Vice President and Secretary since September 1997. Mr. Demirjian joined us from his position as a member of the law firm of Sachnoff & Weaver, Ltd. Prior to joining Sachnoff & Weaver, Ltd. in March 1996, Mr. Demirjian was an associate with the law firm of Neal Gerber & Eisenberg.

     Peter B. Pond, 54, has served as one of our directors since November 1996. He has served as the Midwest Head of Investment Banking for Donaldson, Lufkin & Jenrette Securities Corporation since June 1991. Mr. Pond is a director of Maximus, Inc., a provider of program management and consulting services to state, county and local government health and human services agencies.

     Mitchell H. Saranow, 53, has served as one of our directors since November 1996. Mr. Saranow has served as Chairman of The Saranow Group L.L.C. and its affiliated companies since October 1984. He founded Fluid Management, L.P. in April 1987 and served as Chairman and Chief Executive Officer until January 1997. He presently also serves as a director of Lawson Products, Inc., a distributor of expendable maintenance, repair and replacement products, and as Chairman of Elf Machinery, L.L.C., an affiliate of The Saranow Group.

     James R. Thompson, 62, has served as one of our directors since August 1998. Governor Thompson was named Chairman of the Chicago law firm of Winston & Strawn in January 1993. He joined the firm in January 1991 as Chairman of the Executive committee after serving four terms as Governor of the State of Illinois from 1977 until January 1991. Prior to his terms as Governor, he served as U.S. Attorney for the Northern District of Illinois from 1971 to 1975. Governor Thompson served as the Chief of the Department of Law Enforcement and Public Protection in the Office of the Attorney General of Illinois, as an Associate Professor at Northwestern University School of Law, and as an Assistant State's Attorney of Cook County. He is a former Chairman of the President's Intelligence Oversight Board. Governor Thompson is currently a member of the Boards of Directors of Union Pacific Resources, Inc., the Chicago Board of Trade, the National Council on Compensation Insurance, International Advisory Council of the Bank of Montreal, Prime Retail, Inc., American National Can Co., Jefferson Smurfit Group, plc, Prime Group Realty Trust, FMC Corporation, and Hollinger International. He serves on the Board of the Chicago Historical Society, the Art Institute of Chicago, the Museum of Contemporary Art, the Lyric Opera and the Illinois Math & Science Academy Foundation.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and any persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulations to send us copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports sent to us and written representations that no other reports were required, during the year ended December 31, 1998, all such Section 16(a) filing requirements were complied with, except that Governor Thompson inadvertently filed his Initial Statement of Beneficial Ownership on Form 3 late, filing it with the Statement of Changes in Beneficial Ownership on Form 5 filed by our other directors and executive officers in February 1999.

Item 11--Executive Compensation.

                            MANAGEMENT COMPENSATION
General

     The following table sets forth compensation awarded or earned by our President and Chief Executive Officer and the four other most highly paid executive officers who earned more than $100,000 during the year ended December 31, 1998:

                           SUMMARY COMPENSATION TABLE


----------------------------------------------------------------------------------------------------------------------------------
NAME AND
PRINCIPAL                FISCAL                                        OTHER ANNUAL           OPTIONS (NO. OF       ALL OTHER
 POSITION                 YEAR         SALARY          BONUS           COMPENSATION              SHARES)           COMPENSATION
                                                                                                                        (1)
----------------------------------------------------------------------------------------------------------------------------------
Robert P.
 Maher,                     1996      $281,000              -           $   15,648(2)                     -         $  859,961
 Chairman,                  1997       411,250              -                1,500(2)                150,000                 -
 President and              1998       462,060              -                       -                375,000                 -
 Chief Executive
 Officer

James F.
Hillman,                    1996       118,750              -                       -                115,500                 -
Chief Financial             1997       206,250              -                  625(2)                 37,500                 -
Officer (3)                 1998       250,000              -           $1,994,063(4)                 75,000                 -

Barry S. Cain,              1997                                                                     150,000                 -
Chief                       1998       300,000              -              654,563(4)                 37,500                 -
Administrative
Officer (5)
Stephen J.
Denari, Vice                1997        87,195              -                       -                153,000                 -
President-                  1998       175,000              -            1,425,813(4)                 75,000                 -
Corporate
Development(6)

Charles A.
Demirjian, Vice             1997        29,167              -                       -                 75,000                 -
President and               1998       175,000              -              654,563(4)                 75,000                 -
General
Counsel(7)

---------------

(1) Represents the proportionate share of our net income for the period January 1, 1996 through October 3, 1996. Prior to January 1, 1996, we operated as a C-corporation. Effective January 1, 1996, the shareholders elected to be taxed under Subchapter S of the Code. As an S-corporation, our profits are distributed to shareholders and we are not subject to federal (and some state) income taxes. The S-corporation election terminated in connection with the consummation of our initial public offering of common stock on October 4, 1996.
(2)  Represents matching payments and profit sharing under our 401(k)  Plan.
(3)  Mr. Hillman began his employment with us on April 15, 1996.
(4)  Consists of compensation resulting from the exercise of stock options.
(5)  Mr. Cain began his employment with us in September 1997.
(6)  Mr. Denari began his employment with us in July 1997.
(7)  Mr. Demirjian began his employment with us in September 1997.

Executive Option Grants

   The following table sets forth the stock option grants we made to each of the named executive officers in 1998.

                         OPTIONS GRANTS IN FISCAL 1998

                               INDIVIDUAL GRANTS
                               -----------------

                                                       PERCENT OF
                                                      TOTAL OPTIONS
                              NUMBER OF SECURITIES     GRANTED TO      EXERCISE                           GRANT
                               UNDERLYING OPTIONS     EMPLOYEES IN     PRICE PER     EXPIRATION           DATE
       NAME                          GRANTED           FISCAL 1998     SHAREDATE       DATE               VALUE (1)
       ----                          -------           -----------     ---------       ----               -----
Robert P. Maher............        225,000(2)             6.34             $24.00       1/16/08         1,923,000
                                   150,000(3)             4.23              29.13       10/7/08         1,555,000
James F. Hillman(3)........         37,500(4)             1.06              28.83        3/3/08           385,000
                                    37,500(3)             1.06              29.13       10/7/08           390,000
Barry S. Cain(3)...........         37,500(3)             1.06              29.13       10/7/08           390,000
Stephen J. Denari(3).......         37,500(4)             1.06              28.83        3/3/08           385,000
                                    37,500(3)             1.06              29.13       10/7/08           390,000
Charles A. Demirjian(3)....         37,500(4)             1.06              28.83        3/3/08           385,000
                                    37,500(3)             1.06              29.13       10/7/08           390,000


(1) The fair value of the option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following assumptions were used:

     Expected Volatility...........................     45%
     Risk-free interest rate.......................     5.0%
     Dividend yield................................       0%
     Expected life.................................  3 years
     Forfeiture rate...............................      20%

(2) The options were granted on January 16, 1998 at the fair market value of common stock on that date; 50% of these options became exercisable on April 1, 1999, and the remainder become exercisable 25% on January 16, 2001 and 25% on January 16, 2002.
(3) The options were granted on October 8, 1998 at the fair market value of common stock on that date and become exercisable 50% on October 8, 2000, 25% on October 8, 2001 and 25% on October 8, 2002.
(4) The options were granted on March 3, 1998 at the fair market value of common stock on that date and become exercisable 50% on March 3, 2000, 25% on March 3, 2001 and 25% on March 3, 2002.

Option Exercises and Holdings

     The following table sets forth the value of unexercised options held by the named executive officers on December 31, 1998. The named executive officers exercised options to purchase 300,000 shares of common stock in 1998. The approximate values for in-the-money options (which represent the positive spread between the exercise price of any existing stock options and $48.69 per share, the closing price of the common stock as reported by the Nasdaq National Market on December 31, 1998) are also included.

                         FISCAL YEAR END OPTION VALUES

                                                              Number of Shares Underlying             Value of Unexercised
                                                             Unexercised Options at Fiscal       In-The-Money Options at Fiscal
                                                                      Year End (#)                        Year End ($)
                              Shares                         --------------------------------    ------------------------------
                           Acquired on         Value
         Name              Exercise (#)      Realized        Exercisable      Unexercisable      Exercisable      Unexercisable
         ----              ------------      --------        -----------      -------------      -----------      -------------
Robert P. Maher........         --               --              --              525,000             --              13,792,000
James F. Hillman.......        75,000         1,994,063          --              153,000             --               4,227,000
Barry S. Cain..........        37,500           654,563          --              150,000             --               3,661,000
Stephen J. Denari......        75,000         1,425,813          --              153,000             --               4,054,000
Charles A. Demirjian...        37,500           654,563          --              112,500             --               2,454,000


Compensation of Directors

      Under our Long-Term Incentive Plan, we grant each director not employed by us an option to purchase 3,000 shares of common stock for each year of the term to be served upon the director's initial election or re-election to the Board. Thus, a director elected to a three-year term receives 9,000 options. The options have an exercise price equal to the fair market value of the common stock on the date of grant and become exercisable in equal installments over the term to be served beginning on the first anniversary of the date of grant, so that 3,000 options become exercisable each year. We also pay directors who are not executive officers a fee of $1,000 for each Board meeting attended in person. All directors are reimbursed for travel expenses incurred in connection with attending board and committee meetings. Directors are not entitled to additional fees for serving on committees of the Board. From time to time, we also grant our non-employee directors additional options after reviewing the level of compensation other companies similarly situated to us pay their non-employee directors.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Maher has been a member of the Compensation Committee since January 1997. We did not have a Compensation Committee prior to January 1997. Prior to January 1997, the entire Board made decisions with respect to executive officer compensation.

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

Responsibilities and Composition of the Committee

      The Compensation Committee of the Board:

      . establishes compensation programs for our executive officers designed to attract, motivate and retain key executives responsible for our success;

      . administers and maintains the compensation programs in a manner that will benefit both our long-term interests and those of our shareholders; and

      .  determines the compensation of our Chief Executive Officer.

      Four directors serve on the committee. We have never employed three of these directors. The fourth member of the committee is our President, Chief Executive Officer and Chairman, Robert P. Maher.

      This report describes the philosophy that underlies the cash and equity-based components of our executive compensation program. It also describes the details of each element of the program and the rationale for compensation paid to our Chief Executive Officer and our executive officers in general.

Compensation Philosophy and Objectives

      The committee believes that our executive officer compensation should be competitive and based on overall financial results, individual contributions and teamwork that help build value for you. Within this overall philosophy, the committee bases the compensation program on the following principles:

      . Compensation levels for executive officers are benchmarked to the outside market, using information from proxy materials of companies included in the performance graph contained herein. The committee refers to information in this material regarding two groups of companies: companies with annual revenues of $250 million to $1 billion, with which we are expected to compete for executive talent; and the companies included in the performance graph, with which we can expect to compete for investors.

      . The committee targets the total compensation opportunity to the upper-range of these companies. Executive officers may earn incremental amounts above or below that level depending upon corporate and individual performance. The committee considers it essential to our vitality that the total compensation opportunity for executive officers remains competitive with similar companies in order to attract and retain the talent needed to manage and build our business.

      . Compensation is tied to performance. A significant part of the total compensation opportunity may only be earned if specific goals are met.

      . The committee designs incentive compensation to reinforce the achievement of both short- and long-term corporate objectives.

      . Executives' interest in the business should be directly linked to the interests and benefits received by you.

Process and Compensation Components

      The committee determines the compensation for our Chief Executive Officer by using its subjective judgment and taking into account both qualitative and quantitative factors. No weights are assigned to such factors with respect to any compensation component. The Chief Executive Officer makes the compensation decisions for our other key executive officers. However, the committee may make recommendations concerning these other officers.

      In making compensation decisions, the committee considers compensation practices and financial performance of companies in the Peer Group. This information provides guidance to the committee, but the committee does not target total executive compensation or any component of executive compensation to any particular point within, or outside, the range of Peer Group results. However, the committee believes it is appropriate to use the base salaries, total cash compensation and long-term incentive awards of the Peer Group as a framework for its compensation decisions. Specific compensation for individual officers will vary because of subjective factors considered by the committee unrelated to compensation practices of the Peer Group as described in the section above entitled "Compensation Philosophy and Objectives."

      The Peer Group is comprised of the following companies: American Management Systems, Cambridge Technology Partners, Ciber, Inc., Computer Horizons Corporation, Gartner Group, Inc., PHB/Hagler-Bailley, Inc., Keane, Inc., Meta Group, Inc., Sapient Corporation, Technology Solutions Company, and Whittman-Hart, Inc. The committee compares compensation and financial performance to various groupings of these companies. All of these companies are included in the performance peer group used for the shareholder return performance graph contained herein.

      The compensation program has three elements:

      .  annual base salary;

      .  annual bonuses, which are based on certain performance objectives; and

      . awards under the Incentive Plan, which are based on both our performance and individual performance.

      The committee has approved these elements of compensation to ensure our total compensation program is comparable to and competitive with that of other companies of similar size.

Annual Compensation

      Base Salary. Base salaries for executive officers are established based on the scope of the duties and responsibilities of each officer's position. Peer Group compensation practices are also taken into account. The base salary of each executive officer is adjusted in or around April of each year.

      Annual Bonuses. In July 1996, the Board approved a new compensation program for executive officers based on certain financial performance criteria, including revenue growth, profitability and percentage performance of target goals. Executive officers can earn bonuses equal to between 0% to 125% of their respective base salaries. The bonus payable, if any, is contingent upon the attainment of objectives determined by the committee. Other senior managers have similar bonus arrangements.

      Bonuses are paid in cash as soon as determinable after the end of the calendar year in which they were earned, but prior to March 15. The bonus is forfeited if employment is terminated before the last day of the calendar year in which it was earned.

      Incentive Plan. The committee believes that stock options and other forms of equity compensation are an important method of rewarding and motivating management. In addition, equity compensation aligns management's interests with those of our shareholders on a long-term basis. The committee recognizes that we conduct our business in an increasingly competitive industry. In order to remain highly competitive and at the same time pursue a high-growth strategy, we must employ the best and most talented executives and managers who possess demonstrated skills and experience. The committee believes that stock options and other forms of equity compensation have given and continue to give us a significant advantage in attracting and retaining such employees. The committee believes the Incentive Plan is an important feature of our executive compensation package. Under the Incentive Plan, options and other forms of equity compensation may be granted to executive officers who are expected to make important contributions to our future success. In determining the size of stock option and other equity grants, the committee focuses primarily on our performance and the perceived role of each executive in accomplishing our performance objectives, as well as the satisfaction of individual performance objectives.

      The committee intends to continue using stock options and other forms of equity compensation as the primary long-term incentive for our executive officers. Stock options and other equity awards generally provide rewards to executives only to the extent our stock price increases after they are granted. Thus, the committee feels that stock options and other equity awards granted under the Incentive Plan provide executives with incentives that closely align their interests with yours and encourage them to promote our ongoing success.

Policy on Deductibility of Compensation

      Code Section 162(m) prohibits us from deducting for federal income tax purposes any amount paid in excess of $1,000,000 to either the chief executive officer or any of the other four most highly paid executive officers. Compensation above $1,000,000 may be deducted if it is "performance-based compensation" within the meaning of the Code. The committee believes that our current compensation arrangements, which are primarily based on performance, are appropriate and in our best interest and your best interest, without regard to tax considerations. Thus, if the tax laws or their interpretation change or other circumstances occur which might make some portion of the executive compensation non-deductible for federal tax purposes, the committee does not plan to make significant changes in the basic philosophy and practices reflected in our executive compensation program.

      The committee believes our performance since our stock has been publicly traded reflects the wisdom of our compensation philosophy.

Chief Executive Officer Compensation

      The Chief Executive Officer's salary, bonus and long-term awards follow the policies described above. For the 1998 fiscal year, Mr. Maher received $463,000 in base salary payments. He was granted an option to acquire 375,000 shares of common stock under the Incentive Plan. Mr. Maher was awarded no other bonus and received no matching payments and profit sharing under our 401(k) Plan.

      The committee also approved the compensation of our other executive officers for 1998, following the principles and procedures outlined in this report/1/.

                                                COMPENSATION COMMITTEE

                                                Robert P. Maher
                                                Peter B. Pond
                                                Mitchell H. Saranow
                                                James R. Thompson

____________________________

/1/ Pursuant to Item 402(a)(9) of Regulation S-K promulgated by the Securities and Exchange Commission, neither the "Compensation Committee Report on Executive Compensation" nor the material under the caption "Shareholder Return Performance Graph" shall be deemed to be filed with the SEC for purposes of the Securities Exchange Act of 1934, as amended, nor shall such report or such material be deemed to be incorporated by reference in any past or future filing by the Company under the Exchange Act or the Securities Act of 1933, as amended.

                     SHAREHOLDER RETURN PERFORMANCE GRAPH

      The following graph compares the percentage change in the cumulative total shareholder return on our common stock against The Nasdaq Stock Market U.S. Index (the "Nasdaq Index") and the Peer Group. The graph assumes that $100 was invested on October 4, 1996 (the effective date of our initial public offering) at the initial public offering price of $10.67 per share, in each of our common stock, the Nasdaq Index and the Peer Group. The graph also assumes that all dividends were reinvested.

      Note: The stock price performance shown below is not necessarily indicative of future price performance.

                    COMPARISON OF CUMULATIVE TOTAL RETURNS
                 PERFORMANCE GRAPH FOR THE METZLER GROUP, INC.

                 Prepared by Media General Financial Services
        Produced on April 16, 1999, including data to December 31, 1998



                            [graph reproduced here]


                                                                 NASDAQ INDEX       PEER            THE METZLER
MEASUREMENT PERIOD                                                 INDEX            GROUP            GROUP INC.
------------------                                                 -----            -----            ----------
Measurement Point--10/4/96..................................     $100.00           $100.00            $100.00
FYE 12/31/96................................................     $104.71           $106.27            $158.75
FYE 12/31/97................................................     $128.08           $134.46            $200.63
FYE 12/31/98................................................     $180.64           $124.43            $364.97


Note:  (a) The Peer Group is weighted by market capitalization.

       (b) Two members of the Peer Group at FYE 12/31/97 ceased to be publicly traded in 1998. Accordingly, Claremont Technology Group Inc. and Computer Management SCI are not included in the current Peer Group.

Item 12--Security Ownership of Certain Beneficial Owners and Management.

                    STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE
                        OFFICERS AND PRINCIPAL HOLDERS

     The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 1999 by: (i) each person we know to own beneficially more than five percent of the outstanding shares of common stock; (ii) each of our directors and nominees; (iii) each of the named executive officers; and (iv) all of our directors and executive officers as a group. (Each person named below has an address in care of our principal executive offices.) We believe that each person named below has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such holder, subject to community property laws where applicable.

                                                                                     SHARES BENEFICIALLY OWNED (1)
                                                                                     ----------------------------
OFFICERS, DIRECTORS AND 5% SHAREHOLDERS                                               NUMBER             PERCENT
---------------------------------------                                              ----------------------------
Robert P. Maher(2).............................................................       813,765                1.9%
James F. Hillman(3)............................................................        18,750                 *
Peter B. Pond(3)...............................................................        21,000                 *
Mitchell H. Saranow(4).........................................................        24,000                 *
Barry S. Cain(5)...............................................................        19,819                 *
James R. Thompson..............................................................          --                   *
Stephen J. Denari(3)...........................................................          --                   *
Charles A. Demirjian(5)........................................................         18,965                *
All directors and executive officers as a group (8 persons)....................        917,799               2.2%

--------
*less than 1%
(1) Applicable percentage of ownership as of March 31, 1999 is based upon approximately 42,250,000 shares of common stock outstanding. Beneficial ownership is a technical term determined in accordance with the rules of the SEC. Beneficial ownership generally means that a Shareholder can vote or sell the stock either directly or indirectly.
(2) Excludes shares held by Mr. Maher's children, for which he disclaims beneficial ownership. Includes 112,500 shares of common stock subject to options that became exercisable on April 1, 1999.
(3) Consists of shares of common stock subject to options that are or become exercisable within 60 days of March 31, 1999.
(4) Includes 21,000 shares of common stock subject to options that are or become exercisable within 60 days of March 31, 1999.
(5) Includes 18,750 shares of common stock subject to options that became exercisable on April 1, 1999.

Item 13--Certain Relationships and Related Transactions.

          Peter B. Pond, one of our directors, is a principal of Donaldson, Lufkin & Jenrette Securities Corporation. DLJ sometimes provides and in the past has provided us with investment banking services. DLJ served as the lead manager in our secondary offerings that were completed in March 1998 and November 1998. In connection with these offerings, the underwriting syndicates, of which DLJ was a part, received underwriting fees equal to approximately $5.0 million. In addition, DLJ served as an advisor on certain transactions last year and was paid fees of approximately $3.8 million for these services. In April 1999, we agreed to accept notes from Messrs. Cain, Demirjian and Maher so that they could exercise their then-vested options. The notes will be delivered upon issuance of the shares, and the interest rate will be determined effective as of the date of issuance. Mr. Cain's and Mr. Demirjian's notes will each be for $425,063; Mr. Maher's note will be for $2.7 million.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 1999

                                            The Metzler Group, Inc.


                                            By:  /s/ Robert P. Maher
                                                 -------------------
                                                 Robert P. Maher
                                                 Chairman, President and Chief
                                                 Executive Officer, Director


                                            By:  /s/ Barry S. Cain
                                                 -----------------
                                                 Barry S. Cain
                                                 Director


                                            By:  /s/ James F. Hillman
                                                 --------------------
                                                 James F. Hillman
                                                 Chief Financial Officer


                                            By:  /s/ Peter B. Pond
                                                 -----------------
                                                 Peter B. Pond
                                                 Director


                                            By:  /s/ Mitchell H. Saranow
                                                 -----------------------
                                                 Mitchell H. Saranow
                                                 Director


                                            By:  /s/ Governor James R. Thompson
                                                 ------------------------------
                                                 Governor James R. Thompson
                                                 Director