Form 10-Q
period 1999-03-31
METZLER GROUP INC
filed 1999-05-17
CIK 1019737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-28830


                            The Metzler Group, Inc.
             (Exact name of Registrant as specified in its charter)



                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                                   36-4094854
                                (I.R.S. Employer
                              Identification No.)



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


  As of May 12, 1999, the Registrant had outstanding 42,393,735 shares of its $.001 par value Common Stock.

                            THE METZLER GROUP, INC.

                          Quarter Ended March 31, 1999


                                     INDEX

                                                                            Page
                                                                            ----
PART 1--FINANCIAL INFORMATION

  Item 1 Financial Statements

     Unaudited Consolidated Balance Sheets as of March 31, 1999
      and December 31, 1998 ...............................................    3

     Unaudited Consolidated Statements of Operations for the three months
      ended March 31, 1999 and 1998........................................    4

     Unaudited Consolidated Statements of Cash Flows for the three
      months ended March 31, 1999 and 1998.................................    5

     Notes to Unaudited Consolidated Financial Statements..................    6

  Item 2 Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................    7

  Item 3 Quantitative and Qualitative Disclosures About Market Risk........    8

PART II--OTHER INFORMATION

  Item 6 Exhibits and Reports on Form 8-K..................................    9

SIGNATURES.................................................................   10

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements.


                            THE METZLER GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                              March 31,      December 31,
                                                                 1999            1998
                                                            --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents...............................       $ 95,255        $120,448
  Accounts receivable, net................................        104,535         100,993
  Prepaid expenses and other..............................          8,577           8,770
                                                                 --------        --------
     Total current assets.................................        208,367         230,211
Property and equipment, net...............................         29,204          27,624
Other non-current assets, net.............................          2,047           2,103
                                                                 --------        --------
        Total assets......................................       $239,618        $259,938
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.........................................       $  1,466        $  3,802
  Accounts payable and accrued liabilities................         17,553          20,092
  Accrued compensation and project costs..................         31,426          42,594
  Income taxes payable....................................          8,923           3,874
  Deferred income taxes...................................          1,794           6,342
  Other current liabilities...............................          5,797          12,046
                                                                 --------        --------
     Total current liabilities............................         66,959          88,750
Deferred income taxes.....................................          4,944           2,034
Other non-current liabilities.............................            276             209
                                                                 --------        --------
        Total liabilities.................................         72,179          90,993
                                                                 --------        --------
Stockholders' equity:
  Common stock............................................             43              42
  Additional paid-in capital..............................        124,903         136,861
  Retained earnings.......................................         42,592          32,072
  Accumulated other comprehensive income..................            (99)            (30)
                                                                 --------        --------
     Total stockholders' equity...........................        167,439         168,945
                                                                 --------        --------
        Total liabilities and stockholders' equity........       $239,618        $259,938
                                                                 ========        ========

                            THE METZLER GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                           Three months ended
                                                                                March 31
                                                                        ------------------------
                                                                           1999         1998
                                                                        -----------  -----------
Revenues..............................................................     $95,956      $78,658
  Cost of services....................................................      54,169       46,044
                                                                           -------      -------
Gross profit..........................................................      41,787       32,614
  General and administrative expenses.................................      20,791       22,563
  Merger-related costs................................................       3,585           --
                                                                           -------      -------
Operating income......................................................      17,411       10,051
  Other income, net...................................................      (1,122)        (532)
                                                                           -------      -------
Income before income tax expense......................................      18,533       10,583
  Income tax expense..................................................       8,012        4,023
                                                                           -------      -------
     Net income.......................................................     $10,521      $ 6,560
                                                                           =======      =======
Earnings per common share:
  Net income per basic share..........................................     $  0.25      $  0.17
  Shares used in computing net income per basic share.................      42,429       38,892
  Net income per dilutive share.......................................     $  0.23      $  0.16
  Shares used in computing net income per dilutive share..............      44,813       39,986
Pro forma income data (unaudited):
  Net income  as reported.............................................     $10,521      $ 6,560
  Pro forma adjustments to executive compensation expense                    1,191        1,654
  Pro forma adjustments to income tax expense.........................        (482)        (918)
                                                                           -------      -------
     Pro forma net income.............................................     $11,230      $ 7,296
                                                                           =======      =======
     Pro forma net income per basic share.............................     $   .26      $  0.19
     Pro forma net income per dilutive share..........................     $   .25      $  0.18
Other comprehensive income:
  Foreign currency translation adjustments............................     $   (69)     $   (13)
  Comprehensive income................................................     $10,452      $ 6,547

                            THE METZLER GROUP, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                             Three months ended
                                                                                                  March 31
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------
Cash flows from operating activities:
  Net income............................................................................    $ 10,521      $ 6,560
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................................       2,046        1,773
     Deferred income taxes..............................................................      (1,638)        (207)
     Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, net........................................................      (3,543)      (9,536)
        Prepaid expenses and other......................................................         193       (1,870)
        Accounts payable and other accrued liabilities..................................      (2,539)        (858)
        Accrued compensation and project costs..........................................     (11,167)       5,436
        Income taxes payable............................................................       5,049         (396)
        Other current liabilities.......................................................      (6,249)         389
                                                                                            --------      -------
           Net cash provided by (used in) operating activities..........................      (7,327)       1,291
                                                                                            --------      -------
Cash flows from investing activities:
  Purchase of property and equipment....................................................      (3,569)      (3,914)
  Other, net............................................................................          (3)         246
                                                                                            --------      -------
           Net cash used in investing activities........................................      (3,572)      (3,668)
                                                                                            --------      -------
Cash flows from financing activities:
  Issuance of common stock..............................................................       1,377       39,381
  Payment of short term debt............................................................      (2,381)      (3,532)
  Purchase of certain minority interests in business combinations.......................     (13,335)          --
  Payments of pre-acquisition undistributed income to former stockholders                         --       (5,798)
  Other, net............................................................................          45        1,966
                                                                                            --------      -------
           Net cash provided by (used in) financing activities..........................     (14,294)      32,017
                                                                                            --------      -------
Net increase (decrease) in cash and cash equivalents....................................     (25,193)      29,640
Cash and cash equivalents, beginning of period..........................................     120,448       47,168
                                                                                            --------      -------
Cash and cash equivalents, end of period................................................    $ 95,255      $76,808
                                                                                            ========      =======
Supplemental information:
  Interest payments.....................................................................    $     32      $   315
  Income tax payments...................................................................    $  3,345      $ 4,551



          See accompanying notes to consolidated financial statements.

                            THE METZLER GROUP, INC.

                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)

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

  The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999.


Note 2. Business Combinations

  On August 19, 1998, the Company issued 7.3 million shares of common stock for substantially all the outstanding common stock of LECG, Inc. (LECG). Additionally, on August 31, 1998, the Company issued 5.6 million shares of common stock for substantially all of the outstanding common stock of Peterson Consulting L.L.C., (Peterson). Each of these transactions was accounted for as a pooling of interests and, accordingly, the unaudited consolidated financial statements have been restated as if the companies had been combined for all periods presented. The Company's unaudited consolidated statements of operations for the three months ended March 31, 1998 have been restated to reflect revenues of $35,322 and net income of $1,801 for the aggregate of the operations of LECG and Peterson combined.

  Effective January 1, 1999, the Company issued 1.6 million shares of common stock for all the outstanding common stock of Triad International, Inc. and GeoData Solutions, Inc. Additionally, on February 7, 1999, the Company issued
2.4 million shares of common stock for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. (SDG). All of these transactions were accounted for as poolings of interests and, accordingly, the unaudited consolidated financial statements have been restated as if the companies had been combined for all periods presented. The Company's unaudited consolidated statement of operations for the three months ended March 31, 1998 has been restated to reflect revenues of $17,849 and net income of $902 for the aggregate of the operations of these acquired businesses on a combined basis. The Company's unaudited consolidated statement of operations for the three months ended March 31, 1999 has been restated to reflect revenues of $5,623 and net income of $0 for these acquisitions. During the first quarter of 1999, the Company completed one additional transaction which was accounted for as a pooling of interests. The stockholders' equity and the operations of this business were not material in relation to those of the Company. As such, the Company recorded the combination by restating stockholders' equity as of the effective date of the acquisition without restating prior period financial statements.

  The Company incurred certain costs and expenses in connection with these acquisitions, including legal and accounting, and other various expenses. These costs and expenses were recorded in the consolidated statements of operations during the first quarter of 1999.

                            THE METZLER GROUP, INC.

Note 3. Pro Forma Net Income

  Pro forma net income for the three months ended March 31, 1998 has been adjusted to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. Pro forma net income for the three months ended March 31, 1999 has been adjusted to reflect the impact of an SDG executive compensation plan adopted pursuant to the acquisition in 1999. The pro forma adjustments to executive compensation expense are shown solely as a result of changes in compensation that exist following consummation of the mergers. These changes would have resulted in reduced compensation in the pre-merger periods for Peterson and SDG executives, although their duties and responsibilities would have been largely unchanged. The pro forma adjustments to income tax expense represent adjustments to record the tax effect in 1998 and 1999 associated with the pro forma compensation expense adjustment described above and an adjustment to reflect a provision for income taxes that would have been recorded had all of the Company's subsidiaries been taxable entities in 1998.


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


Results of Operations

  Revenues. Revenues increased by 22% to $96.0 million in the three months ended March 31, 1999 from $78.7 million for the same period in 1998. The growth in revenue was primarily due to expansion of services provided to existing clients, engagements with new clients, continued strong demand for management consulting services in energy based and other network and regulated industries, increased selling and business development efforts and acquisitions. Reported year over year revenue growth percentage was reduced by the effect of activities of acquired companies which are no longer reflected as ongoing operations and the departures of certain equity holders of acquired companies during the period prior to acquisition. As a result, management believes that the Company's inability to make pro forma adjustments to give effect to these differences makes period over period comparisons not meaningful.

  Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 28% to $41.8 million in the first quarter of 1999 from $32.6 million in the corresponding period in 1998. Gross profit as a percentage of revenues was 44% in the three month period ended March 31, 1999, compared to 41% for the same period in 1998. For the first quarter of 1999, gross margin as a percentage of revenue was higher than the prior year due to increased utilization rates and higher billing rates.

  General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. General and administrative expenses for the three months ended March 31, 1999 were $20.8 million or 22% of revenues compared to $22.6 million and 29% of revenues in the prior corresponding period. The percentage decrease of general and administrative costs is principally due to the difference in structure between a privately held enterprise designed to generate minimum taxable income as compared to the Company's structure as a public company. As a result, management believes that the Company's inability to make pro forma adjustments to give effect to these differences makes period over period comparisons not meaningful.

In the current period the Company also realized some improvement in general and administrative expenses attributable to economies of scale, increased efficiencies in certain support functions, and reduction of administrative headcount.

  Merger-Related Costs. In the first quarter of 1999, the Company incurred merger-related costs of $3.6 million related to acquisitions which were accounted for as poolings of interests. These costs include legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities.

  Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the first quarter of 1999 was $1.1 million versus $0.5 million in the comparable quarter last year. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense.

  Income Tax Expense. The Company's effective income tax rate was 43.2% for the first three months of 1999. The effective rate for this period would be 39.2% excluding the effect of certain merger-related expenses resulting from the mergers completed during the first quarter of 1999. The Company's effective income tax rate was 38.0% for the first three months of 1998. The effective rate would have been 40.4% including federal and certain state income taxes that would have been required had all of the Company's subsidiaries been taxable entities during this period.

Liquidity and Capital Resources

  Operating activities used net cash of $7.3 million during the quarter ended March 31, 1999. For the period, the primary sources of cash provided by operating activities were net income of $10.5 million, non-cash depreciation of $2.0 million and an increase in income taxes payable of $5.0 million. The higher volume of business in 1998 resulted in increases in accounts receivable for the quarter which negatively affected operating cash flow by $3.5 million. Current liabilities were reduced during the first quarter of 1999. Operating cash flow was negatively affected by decreases in accounts payable and accrued liabilities of $2.5 million, accrued compensation and project costs of $11.2 million, and other current liabilities of $6.2 million.

  Year to date investing activities used net cash flows of $3.6 million, principally to support growth in personnel and services. These investments included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for information management consulting services, and the purchase of an enterprise financial and project software license.

  Net cash used in financing activities was $14.3 million in the first three months of 1999. During the quarter, the Company received $1.4 million from transactions related to stock option exercises and the employee stock purchase plan. Cash flows used by financing activities included $2.4 million of net payments of short term debt and $13.3 million for the purchase of certain minority interests of acquired companies.

  As of March 31, 1999, the Company had approximately $95.3 million in cash and cash equivalents, resulting principally from cash flows from operations and the various public stock offerings during the previous three years. The Company believes that current cash and cash equivalents will provide adequate cash to fund its anticipated cash need over at least the next twelve months.

  In general, the Company's internal information technology ("IT") and Non-IT systems are Year 2000 compliant. The Company does not expect to incur any additional costs for the purpose of Year 2000 compliance, nor does the Company believe that there is a significant risk of a material potential liability to third parties arising from Year 2000 issues.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

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

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     (27) Financial Data Schedule

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  The Metzler Group, Inc.



Date: May 17, 1999                By: /s/ Robert P. Maher
                                     ------------------------------------
                                      Robert P. Maher
                                      Chairman of the Board, President and
                                      Chief Executive Officer



                                      /s/ Timothy D. Kingsbury
                                     ------------------------------------
                                      Timothy D. Kingsbury
                                      Chief Accounting Officer