Form 10-Q
period 1999-06-30
METZLER GROUP INC
filed 1999-08-16
CIK 1019737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-28830

                           Navigant Consulting, Inc.
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of July 30, 1999, the Registrant had 42,606,370 outstanding shares of its $.001 par value Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NAVIGANT CONSULTING, INC.

                          QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
     December 31, 1998.....................................................   3
    Unaudited Consolidated Statements of Operations for the three months
     ended June 30, 1999 and 1998..........................................   4
    Unaudited Consolidated Statements of Operations for the six months
     ended June 30, 1999 and 1998..........................................   5
    Unaudited Consolidated Statements of Cash Flows for the six months
     ended June 30, 1999 and 1998..........................................   6
    Notes to Unaudited Consolidated Financial Statements...................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   9
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  10
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings................................................  11
  Item 6. Exhibits and Reports on Form 8-K.................................  11
SIGNATURES.................................................................  12

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                           NAVIGANT CONSULTING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                         June 30,   December 31,
                        ASSETS                             1999         1998
                        ------                          ----------- ------------
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents............................  $ 99,646     $120,448
  Accounts receivable, net.............................   111,281      100,993
  Prepaid expenses and other...........................     7,764        8,770
                                                         --------     --------
    Total current assets...............................   218,691      230,211
Property and equipment, net............................    32,151       27,624
Other non-current assets, net..........................     1,997        2,103
                                                         --------     --------
    Total assets.......................................  $252,839     $259,938
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Short-term debt......................................  $    --      $  3,802
  Accounts payable and accrued liabilities.............    13,930       20,092
  Accrued compensation and project costs...............    34,045       42,594
  Income taxes payable.................................     6,935        3,874
  Deferred income taxes................................     2,661        6,342
  Other current liabilities............................     6,824       12,046
                                                         --------     --------
    Total current liabilities..........................    64,395       88,750
Deferred income taxes..................................     3,539        2,034
Other non-current liabilities..........................       269          209
                                                         --------     --------
    Total liabilities..................................    68,203       90,993
                                                         --------     --------
Stockholders' equity:
  Common stock.........................................        43           42
  Additional paid-in capital...........................   126,369      136,861
  Retained earnings....................................    58,330       32,072
  Accumulated other comprehensive income...............      (106)         (30)
                                                         --------     --------
    Total stockholders' equity.........................   184,636      168,945
                                                         --------     --------
    Total liabilities and stockholders' equity.........  $252,839     $259,938
                                                         ========     ========

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                Three months
                                                                   ended
                                                                  June 30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
Revenues..................................................... $103,623  $84,468
  Cost of services...........................................   58,009   47,901
                                                              --------  -------
Gross profit.................................................   45,614   36,567
  General and administrative expenses........................   20,568   25,619
  Merger-related costs.......................................      --       --
                                                              --------  -------
Operating income.............................................   25,046   10,948
  Other income, net..........................................   (1,037)    (942)
                                                              --------  -------
Income before income tax expense.............................   26,083   11,890
  Income tax expense.........................................   10,345    4,410
                                                              --------  -------
    Net income............................................... $ 15,738  $ 7,480
                                                              ========  =======
Earnings per common share:
  Net income per basic share................................. $   0.37  $  0.19
  Shares used in computing net income per basic share........   42,540   40,390
  Net income per dilutive share.............................. $   0.36  $  0.18
  Shares used in computing net income per dilutive share.....   43,508   41,561
Pro forma income data (unaudited):
  Net income as reported..................................... $ 15,738  $ 7,480
  Pro forma adjustments to executive compensation expense....      --     2,188
  Pro forma adjustments to income tax expense................      --    (1,154)
                                                              --------  -------
    Pro forma net income..................................... $ 15,738  $ 8,514
                                                              ========  =======
    Pro forma net income per basic share..................... $   0.37  $  0.21
    Pro forma net income per dilutive share.................. $   0.36  $  0.20
Other comprehensive income:
  Foreign currency translation adjustments................... $     (8) $     4
  Comprehensive income....................................... $ 15,730  $ 7,484

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                             Six months ended
                                                                 June 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Revenues.................................................... $199,578  $163,126
  Cost of services..........................................  112,178    93,944
                                                             --------  --------
Gross profit................................................   87,400    69,182
  General and administrative expenses.......................   41,359    48,182
  Merger-related costs......................................    3,585       --
                                                             --------  --------
Operating income............................................   42,456    21,000
  Other income, net.........................................   (2,159)   (1,474)
                                                             --------  --------
Income before income tax expense............................   44,615    22,474
  Income tax expense........................................   18,356     8,433
                                                             --------  --------
    Net income.............................................. $ 26,259  $ 14,041
                                                             ========  ========
Earnings per common share:
  Net income per basic share................................ $   0.62  $   0.35
  Shares used in computing net income per basic share.......   42,484    39,641
  Net income per dilutive share............................. $   0.59  $   0.34
  Shares used in computing net income per dilutive share....   44,160    40,774
Pro forma income data (unaudited):
  Net income as reported.................................... $ 26,259  $ 14,041
  Pro forma adjustments to executive compensation expense...    1,191     3,842
  Pro forma adjustments to income tax expense...............     (482)   (2,075)
                                                             --------  --------
    Pro forma net income.................................... $ 26,968  $ 15,808
                                                             ========  ========
    Pro forma net income per basic share.................... $   0.63  $   0.40
    Pro forma net income per dilutive share................. $   0.61  $   0.39
Other comprehensive income:
  Foreign currency translation adjustments.................. $    (76) $     (9)
  Comprehensive income...................................... $ 26,183  $ 14,032

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $ 26,259  $ 14,041
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................    4,196     3,445
    Deferred income taxes..................................   (2,176)   (1,904)
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable, net.............................  (10,289)  (16,843)
      Prepaid expenses and other...........................    1,006    (1,901)
      Accounts payable and other accrued liabilities.......   (6,161)     (380)
      Accrued compensation and project costs...............   (8,549)   13,055
      Income taxes payable.................................    3,061    (1,628)
      Other current liabilities............................   (5,222)   (2,586)
                                                            --------  --------
        Net cash provided by operating activities..........    2,125     5,299
                                                            --------  --------
Cash flows from investing activities:
  Purchase of property and equipment.......................   (8,635)   (8,886)
  Other, net...............................................        1      (386)
                                                            --------  --------
        Net cash used in investing activities..............   (8,634)   (9,272)
                                                            --------  --------
Cash flows from financing activities:
  Issuance of common stock.................................    2,843    38,798
  Payment of short term debt...............................   (3,802)   (2,078)
  Purchase of certain minority interests in business
   combinations............................................  (13,336)      --
  Payments of pre-acquisition undistributed income to
   former shareholders.....................................      --     (6,219)
  Other, net...............................................        2     1,293
                                                            --------  --------
        Net cash provided by (used in) financing
         activities........................................  (14,293)   31,794
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......  (20,802)   27,821
Cash and cash equivalents, beginning of period.............  120,448    47,236
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 99,646  $ 75,057
                                                            ========  ========
Supplemental information:
  Interest payments........................................ $    126  $    384
  Income tax payments...................................... $ 17,051  $ 11,334

          See accompanying notes to consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)

Note 1. Basis of Presentation

   The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc., formerly The Metzler Group, Inc. (the Company) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

   The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

   These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999.

Note 2. Business Combinations

   On August 19, 1998, the Company issued 7.3 million shares of common stock for substantially all the outstanding common stock of LECG, Inc. (LECG). Additionally, on August 31, 1998, the Company issued 5.6 million shares of common stock for substantially all of the outstanding common stock of Peterson Consulting L.L.C., (Peterson). Each of these transactions was accounted for as a pooling of interests and, accordingly, the unaudited and audited consolidated financial statements have been restated as if the companies had been combined for all periods presented.

   Effective January 1, 1999, the Company issued 1.6 million shares of common stock for all the outstanding common stock of Triad International, Inc. and GeoData Solutions, Inc. Additionally, on February 7, 1999, the Company issued
2.4 million shares of common stock for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. (SDG). All of these transactions were accounted for as poolings of interests and, accordingly, the unaudited and audited consolidated financial statements have been restated as if the companies had been combined for all periods presented. During the first quarter of 1999, the Company completed one additional transaction which was accounted for as a pooling of interests. The stockholders' equity and the operations of this business were not material in relation to those of the Company. As such, the Company recorded the combination by restating stockholders' equity as of the effective date of the acquisition without restating prior period financial statements. The Company incurred certain costs and expenses in connection with these acquisitions, including legal and accounting, and other various expenses. These costs and expenses were recorded in the consolidated statements of operations during the first quarter of 1999.

Note 3. Related Party Transactions

   In April 1999, the Company agreed to accept notes for some or all of the exercise price of vested options for 150,000 shares of stock exercised by three Company officers. These notes will be delivered upon issuance of the shares, and the amount of the notes and interest rate will be determined at that time.

                           NAVIGANT CONSULTING, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


Note 4. Pro Forma Net Income

   Pro forma net income for the three and six months ended June 30, 1998 has been adjusted to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. Pro forma net income for the six months ended June 30, 1999 has been adjusted to reflect the impact of an SDG executive compensation plan adopted pursuant to the acquisition in 1999. The pro forma adjustments to executive compensation expense are shown solely as a result of changes in compensation that exist following consummation of the mergers. These changes would have resulted in reduced compensation in the pre-merger periods for Peterson and SDG executives, although their duties and responsibilities would have been largely unchanged. The pro forma adjustments to income tax expense represent adjustments to record the tax effect in 1998 and 1999 associated with the pro forma compensation expense adjustment described above and an adjustment to reflect a provision for income taxes that would have been recorded had all of the Company's subsidiaries been taxable entities in 1998.

Item 2.

                           NAVIGANT CONSULTING, INC.

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

 Results of Operations

   Revenues. Revenues increased by 23% to $103.6 million in the second quarter of 1999 from $84.5 million in the corresponding period of the prior year. For the six months ended June 30, 1999, revenues increased by 22% to $199.6 million from $163.1 million for the same period in 1998. The growth in revenue was primarily due to expansion of services provided to existing clients, engagements with new clients, continued strong demand for management consulting services in energy based and other network and regulated industries, increased selling and business development efforts and acquisitions. Reported year over year revenue growth percentage was reduced by the effect of activities of acquired companies which are no longer reflected as ongoing operations and the departures of certain equity holders of acquired companies during the period prior to acquisition. As a result, management believes that the Company's inability to make pro forma adjustments to give effect to these differences makes period over period comparisons not meaningful.

   Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 25% to $45.6 million in the second quarter of 1999 from $36.6 million in the corresponding period in 1998. For the first six months of 1999, gross profit increased 26% to $87.4 million from $ 69.2 million in the comparable 1998 period. Gross profit as a percentage of revenues was 44% in the three and six month periods ended June 30, 1999, compared to 43% and 42% for the three and six month periods ended June 30, 1998. For the first six months of 1999, gross margin as a percentage of revenue was higher than the prior year due to increased utilization of the Company's professional consultants coupled with higher average billing rates.

   General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. General and administrative expenses for the six months ended June 30, 1999 were $41.4 million or 21% of revenues compared to $48.2 million and 30% of revenues in the corresponding prior period. The percentage decrease of general and administrative costs is principally due to the difference in structure between a privately held enterprise designed to generate minimum taxable income as compared to the Company's structure as a public company. As a result, management believes that the Company's inability to make pro forma adjustments to give effect to these differences makes period over period comparisons not meaningful. In the current period the Company also realized some improvement in general and administrative expenses attributable to economies of scale, increased efficiencies in certain support functions, and reduction of administrative headcount.

   Merger-Related Costs. In the first quarter of 1999, the Company incurred merger-related costs of $3.6 million related to acquisitions which were accounted for as poolings of interests. These costs include legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities.

   Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the six months ended June 30, 1999 was $2.1 million versus $1.5 million in the comparable period last year. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense.

   Income Tax Expense. The Company's effective income tax rate was 41.3% for the first six months of 1999. The effective rate for this period would be 39.4% excluding the effect of certain merger-related expenses resulting from the mergers completed during the first quarter of 1999. The Company's effective income tax rate was 37.5% for the first six months of 1998. The effective rate would have been 39.7% including federal and certain state income taxes that would have been required had all of the Company's subsidiaries been taxable entities during this period.

 Liquidity and Capital Resources

   Operating activities provided net cash of $2.1 million during the six months ended June 30, 1999. For the period, the primary sources of cash provided by operating activities were net income of $26.3 million, non-cash depreciation of $4.2 million and increases in prepaid expenses and other of $1.0 million and income taxes payable of $3.1 million. The higher volume of business in 1999 resulted in increases in accounts receivable for the quarter which negatively affected operating cash flow by $10.3 million. Operating cash flow was also negatively affected by decreases in accounts payable and accrued liabilities of $6.2 million, accrued compensation and project costs of $8.5 million, and other current liabilities of $5.2 million.

   Year to date investing activities used net cash flows of $8.6 million, principally to support growth in personnel and services. These investments included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for information management consulting services, and the purchase and implementation of an enterprise financial and project software system.

   Net cash used in financing activities was $14.3 million in the first six months of 1999. During the quarter, the Company received $2.8 million from transactions related to stock option exercises and the employee stock purchase plan. Cash flows used by financing activities included $3.8 million of net payments of short term debt, and $13.3 million for the purchase of certain minority interests in business combinations.

   As of June 30, 1999, the Company had $99.6 million in cash and cash equivalents, resulting principally from cash flows from operations and the various public stock offerings during the previous three years. The Company believes that current cash and cash equivalents will provide adequate cash to fund its anticipated cash need over at least the next twelve months.

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

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   Peterson, which was acquired by the Company in September 1998, was a defendant in a lawsuit filed by the National Council on Compensation Insurance, Inc. ("NCCI") against Peterson, its former subsidiary Insurance Data Resources, Inc. ("IDR") and certain of their officers and former directors. The lawsuit alleged, among other things, that IDR violated certain copyrights and other intellectual property of NCCI and sought to hold Peterson liable as IDR's sole shareholder. Peterson no longer owns IDR, but the company continued to have indemnification rights against the former members of Peterson and the purchaser of IDR. Effective
April 21, 1999, the parties settled the dispute, without any payment by or further obligation of Peterson or the Company, and the Company, Peterson and its officers and directors were released from all claims under the litigation.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

     (27) Financial Data Schedule

   (b) Reports on Form 8-K.

     On June 9, 1999, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K showing the following:

    (1) Audited Consolidated Financial Statements as of December 31, 1998 and 1997, for each of the three years in the period ended December 31, 1998, as restated.

    (2) Selected Financial Data as of and for each of the five years in the period ended December 31, 1998, as restated.

    (3) Unaudited Quarterly Operating Information, as restated.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Navigant Consulting, Inc.

                                                  /s/ Robert P. Maher
                                          By: _________________________________
                                                      Robert P. Maher
                                             Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer

                                                /s/ Timothy D. Kingsbury
                                          By: _________________________________
                                                   Timothy D. Kingsbury
                                                  Chief Financial Officer

Date: August 16, 1999