Form 10-Q
period 1999-09-30
NAVIGANT CONSULTING INC
filed 1999-11-16
CIK 1019737

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

               For the quarterly period ended September 30, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of November 10, 1999, the Registrant had 41,641,815 outstanding shares of its $.001 par value Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NAVIGANT CONSULTING, INC.

                        QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
     December 31, 1998.....................................................   3

    Unaudited Consolidated Statements of Operations for the three months
     ended September 30, 1999 and 1998.....................................   4

    Unaudited Consolidated Statements of Operations for the nine months
     ended September 30, 1999 and 1998.....................................   5

    Unaudited Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and 1998.....................................   6

    Notes to Unaudited Consolidated Financial Statements...................   7

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  12

PART II--OTHER INFORMATION

  Item 1. Legal Procedings.................................................  13

  Item 4. Submission of Matters to a Vote of Security Holders..............  14

  Item 6. Exhibits and Reports on Form 8-K.................................  14

SIGNATURES.................................................................  15

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                           NAVIGANT CONSULTING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      September 30, December 31,
                       ASSETS                             1999          1998
                       ------                         ------------- ------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents..........................   $ 83,367      $120,448
  Accounts receivable, net...........................    120,225       100,993
  Prepaid expenses and other.........................      7,668         8,770
                                                        --------      --------
    Total current assets.............................    211,260       230,211
Property and equipment, net..........................     34,343        27,624
Officer loan receivable and related interest.........     10,054           --
Other non-current assets, net........................     15,013         2,103
                                                        --------      --------
    Total assets.....................................   $270,670      $259,938
                                                        ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Short-term debt....................................   $  1,440      $  3,802
  Accounts payable and accrued liabilities...........     13,329        20,092
  Accrued compensation and project costs.............     36,182        42,594
  Income taxes payable...............................      5,854         3,874
  Deferred income taxes..............................      2,130         6,342
  Other current liabilities..........................     23,552        12,046
                                                        --------      --------
    Total current liabilities........................     82,487        88,750
Deferred income taxes................................      1,854         2,034
Other non-current liabilities........................        359           209
                                                        --------      --------
    Total liabilities................................     84,700        90,993
                                                        --------      --------
Stockholders' equity:
  Common stock.......................................         43            42
  Treasury stock.....................................    (22,290)          --
  Additional paid-in capital.........................    132,516       136,861
  Retained earnings..................................     75,834        32,072
  Accumulated other comprehensive income.............       (133)          (30)
                                                        --------      --------
    Total stockholders' equity.......................    185,970       168,945
                                                        --------      --------
    Total liabilities and stockholders' equity.......   $270,670      $259,938
                                                        ========      ========

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                Three months
                                                                   ended
                                                               September 30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
Revenues..................................................... $111,020  $90,711
  Cost of services...........................................   62,177   51,863
                                                              --------  -------
Gross profit.................................................   48,843   38,848
  General and administrative expenses........................   21,047   21,785
  Merger-related costs.......................................      --    12,778
                                                              --------  -------
Operating income.............................................   27,796    4,285
  Other income, net..........................................   (1,184)    (606)
                                                              --------  -------
Income before income tax expense.............................   28,980    4,891
  Income tax expense.........................................   11,476   10,797
                                                              --------  -------
    Net income............................................... $ 17,504  $(5,906)
                                                              ========  =======
Earnings per common share:
  Net income per basic share................................. $   0.41  $ (0.15)
  Shares used in computing net income per basic share........   42,666   40,457
  Net income per dilutive share.............................. $   0.39  $ (0.14)
  Shares used in computing net income per dilutive share.....   45,357   41,776
Pro forma income data:
  Net income as reported..................................... $ 17,504  $(5,906)
  Pro forma adjustments to executive compensation expense....      --       --
  Pro forma adjustments to income tax expense................      --     6,913
                                                              --------  -------
    Pro forma net income..................................... $ 17,504  $ 1,007
                                                              ========  =======
    Pro forma net income per basic share..................... $   0.41  $  0.02
    Pro forma net income per dilutive share.................. $   0.39  $  0.02
Other comprehensive income:
  Foreign currency translation adjustments................... $    (27) $    17
  Comprehensive income....................................... $ 17,477  $(5,889)

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                             Nine months ended
                                                               September 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Revenues.................................................... $310,599  $253,837
  Cost of services..........................................  174,355   145,807
                                                             --------  --------
Gross profit................................................  136,244   108,030
  General and administrative expenses.......................   62,406    69,967
  Merger-related costs......................................    3,585    12,778
                                                             --------  --------
Operating income............................................   70,253    25,285
  Other income, net.........................................   (3,343)   (2,080)
                                                             --------  --------
Income before income tax expense............................   73,596    27,365
  Income tax expense........................................   29,832    19,230
                                                             --------  --------
    Net income.............................................. $ 43,764  $  8,135
                                                             ========  ========
Earnings per common share:
  Net income per basic share................................ $   1.03  $   0.20
  Shares used in computing net income per basic share.......   42,545    39,913
  Net income per dilutive share............................. $   0.98  $   0.20
  Shares used in computing net income per dilutive share....   44,559    41,108
Pro forma income data:
  Net income as reported.................................... $ 43,764  $  8,135
  Pro forma adjustments to executive compensation expense...    1,191     3,842
  Pro forma adjustments to income tax expense...............     (482)    4,838
                                                             --------  --------
    Pro forma net income.................................... $ 44,473  $ 16,815
                                                             ========  ========
    Pro forma net income per basic share.................... $   1.05  $   0.42
    Pro forma net income per dilutive share................. $   1.00  $   0.41
Other comprehensive income:
  Foreign currency translation adjustments.................. $   (103) $      9
  Comprehensive income...................................... $ 43,661  $  8,144

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                Nine months
                                                                   ended
                                                               September 30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $43,764  $ 8,135
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................   6,720    5,329
    Deferred income taxes....................................  (4,409)   2,638
    Tax benefit of option exercises..........................   4,756    1,621
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable, net............................... (15,805) (17,410)
      Prepaid expenses and other.............................   1,209   (2,512)
      Accounts payable and other accrued liabilities.........  (7,121)   8,239
      Accrued compensation and project costs.................  (6,649)  15,292
      Income taxes payable...................................   1,975     (879)
      Other current liabilities..............................  (2,349)   6,155
                                                              -------  -------
        Net cash provided by operating activities............  22,091   26,608
                                                              =======  =======
Cash flows from investing activities:
  Purchase of property and equipment......................... (12,595) (11,727)
  Issuance of officer note receivable........................ (10,000)     --
  Acquisition of businesses, net of cash acquired............ (14,817)     --
  Other, net.................................................    (633)    (853)
                                                              -------  -------
        Net cash used in investing activities................ (38,045) (12,580)
                                                              =======  =======
Cash flows from financing activities:
  Issuance of common stock, net..............................   4,235   20,773
  Payment of short-term debt.................................  (3,552)  (3,433)
  Purchase of certain minority interests in business
   combinations.............................................. (13,335)     --
  Stock repurchases, net of obligations for deferred
   settlements...............................................  (8,475)     --
  Payments of pre-acquisition undistributed income to former
   shareholders..............................................     --    (7,118)
  Other, net.................................................     --     2,121
                                                              -------  -------
        Net cash provided by (used in) financing activities.. (21,127)  12,343
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents......... (37,081)  26,371
Cash and cash equivalents, beginning of period............... 120,448   47,236
                                                              -------  -------
Cash and cash equivalents, end of period..................... $83,367  $73,607
                                                              =======  =======
Supplemental information:
  Interest payments.......................................... $   173  $   593
  Income tax payments........................................ $27,229  $15,850

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

   The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

   These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999, and also included on Form 8-K filed by the Company on June 9, 1999.

Note 2. Business Combinations and Acquisition of Intangible Assets

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

   On July 1, 1999, the Company acquired the business operations and certain assets of Penta Advisory Services, LLC (Penta) and the stock of Scope International, Inc. (Scope) for a total cash purchase price of $15.1 million. The purchase agreements also provide for additional payments over the next two to five years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill.

   The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Certain assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when an independent appraisal concerning tangible and intangible asset valuations is finalized.

   The excess of cost over the net assets acquired of approximately $13.0 million has been recorded as intangible assets, including goodwill and is being amortized on a straight-line basis of up to 20 years, subject to completion of the independent appraisal.

                           NAVIGANT CONSULTING, INC.

   The following pro forma financial information presents the combined statement of operations as if the acquisitions of Penta and Scope had been consummated as of January 1, 1998, and includes the effect of certain acquisition related adjustments. Acquisition adjustments include the amortization of goodwill and other intangibles, reduced compensation expense, reduced interest income and the related income tax effects. The pro forma information is for informational purposes only. Since the financial information set forth below is based on operating results of Penta and Scope when it was not under the control of the Company, the information presented is not indicative of the results which would have occurred, had the acquisitions been completed as of January 1, 1998, nor are they indicative of future results.

                                           Nine months ended  Nine months ended
                                           September 30, 1999 September 30, 1998
                                           ------------------ ------------------
      Revenue.............................      314,132            260,084
      Net Income..........................       43,632              8,372
      Net Income per Diluted Share........         0.98               0.20

Note 3. Related Party Transactions

   During the third quarter of 1999, the company accepted notes of $7.0 million from three company officers related to the purchase of 200,000 shares of the Company's stock. The notes are secured by the stock, are full recourse, and are due on or before the third anniversary date. The applicable interest rate is 5.75% payable annually. These notes are recorded as a reduction to paid-in capital on the Balance Sheet.

   On August 24, 1999, the Company made a bridge loan of $10 million to its Chief Executive Officer. This loan was repaid to the company on November 5, 1999 along with interest at a rate of 5.75%.

Note 4. Pro Forma Net Income

   Pro forma net income for the nine months ended September 30, 1998 has been adjusted to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. Pro forma net income for the nine months ended September 30, 1999 has been adjusted to reflect the impact of an SDG executive compensation plan adopted pursuant to the acquisition in 1999. The pro forma adjustments to executive compensation expense are shown solely as a result of changes in compensation that exist following consummation of the mergers. These changes would have resulted in reduced compensation in the pre-merger periods for Peterson and SDG executives, although their duties and responsibilities would have been largely unchanged. The pro forma adjustments to income tax expense represent adjustments to record the tax effect in 1998 and 1999 associated with the pro forma compensation expense adjustment described above. In addition, the pro forma adjustments to income tax expense for 1998 include a reduction of income tax expense to exclude the effect of the one-time, non-cash charge which resulted from the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes and an adjustment to reflect a provision for income taxes that would have been recorded had all of the Company's subsidiaries been taxable entities.

Note 5. Treasury Share Transactions

   During the third quarter the Company purchased 471,000 of its shares in private transactions with employees. These shares have been recorded at the fair market value as of the transaction date. Additionally, as of November 4, 1999, the Company purchased 1 million of its shares in the open market.

                           NAVIGANT CONSULTING, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


Note 6. Subsequent Event

   On November 5, 1999, the Company acquired The Barrington Consulting Group, Inc. (Barrington) for $13 million in net cash plus an additional amount of between $7.75 million and $15.5 million, payable in two installments over two years, subject to the conditions contained in the definitive agreement. Certain operations of Barrington in Boston, Pittsburgh, and New York were not included in the acquisition. Excluding these operations, Barrington's 1999 revenues are estimated to be approximately $15 million.

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

 Results of Operations

   Revenues. Revenues for the quarter and nine months ended September 30, 1999 increased 22.4%. Third quarter revenues grew $20.3 million to $111.0 million from $90.7 million in the corresponding quarter of last year. For the nine months ended September 30, 1999, revenues increased $56.8 million to $310.6 million from $253.8 million for the same period in 1998. The growth in revenue was primarily due to expansion of services provided to existing clients, engagements with new clients, continued strong demand for management consulting services in energy based and other network and regulated industries, increased selling and business development efforts and acquisitions. Reported year over year revenue growth percentage was reduced by the effect of activities of acquired companies which are no longer reflected as ongoing operations and the departures of certain equity holders of acquired companies during the period prior to acquisition. As a result, management believes that the Company's inability to make pro forma adjustments to give effect to these differences makes period over period comparisons not meaningful.

   Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased 25.7% to $48.8 million in the third quarter of 1999 from $38.8 million in the corresponding period in 1998. For the first nine months of 1999, gross profit increased 26.1% to $136.2 million from $108.0 million in the comparable 1998 period. Gross profit as a percentage of revenues was 44.0% in the three month period ended September 30, 1999, compared to 42.8% for the same quarter of last year. For the nine months ended September 30, 1999, gross profit as a percentage of revenues was 43.9% compared to 42.6% for the corresponding period of the prior year. The increase as a percentage of revenue is primarily attributable to increases in productivity of the Company's professional consultants coupled with higher average billing rates.

   General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. General and administrative expenses for the third quarter ended September 30, 1999 were $21.0 million or 19.0% of revenues compared $21.8 million or 24.0% of revenues in the same period of 1998. General and administrative expenses for the nine months ended September 30, 1999 were $62.4 million or 20.0% of revenues compared to $70.0 million and 27.6% of revenues in the corresponding prior period. The decrease in general and administrative expenses as a percentage of revenues was the result of significant efficiencies realized from improvements in certain support functions, economies of scale, reduction in headcount and successful efforts to decrease overall expenditures. The percentage decrease of general and administrative costs is also due to the difference in structure between a privately held enterprise designed to generate minimum taxable income as compared to the Company's structure as a public company. As a result, management believes that the Company's inability to make pro form adjustments to give effect to these differences makes period over period comparisons not meaningful

   Merger-Related Costs. In the first quarter of 1999, the Company incurred merger-related costs of $3.6 million related to acquisitions which were accounted for as poolings of interests. These costs include legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities.

   Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the nine months ended September 30, 1999 was $3.3 million versus $2.1 million in the comparable period last year. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense.

   Income Tax Expense. The Company's effective income tax rate was 40.5% for the first nine months of 1999. The effective rate for this period would be 39.5% excluding the effect of certain merger-related costs resulting from the mergers completed during the first quarter of 1999. The Company's effective income tax rate was 70.3% for the first nine months of 1998. The effective rate would have been 39.9% excluding the effect of the one-time, non-cash charge to income tax expense of $7.2 million related to the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes, the effect of certain merger-related costs resulting from the mergers completed during the third quarter of 1998 that are not tax deductible and federal and certain state income taxes that would have been required had all of the Company's subsidiaries been taxable entities during this period.

   The foregoing financial statements and related discussion of results of operations assume that the business combinations consummated in the first quarter of 1999 will continue to be accounted for as "poolings of interests." The Company and its auditors are currently reviewing certain of those combinations to determine whether pooling treatment remains appropriate in light of certain transactions in the Company's stock which occurred during the third quarter. If any of the combinations were to be recharacterized as purchases rather than poolings of interests, the impact on the Company's reported net income in prior quarters would depend upon the significance of the affected transactions. However, such recharacterization would not in and of itself have any material impact on the Company's reported cash flows or "cash earnings" during or after fiscal 1999. If necessary, the Company will file an amendment to this Report on Form 10-Q promptly after the conclusion of its review.

 Liquidity and Capital Resources

   As of September 30, 1999, the Company had $83.4 million in cash and cash equivalents and working capital of $128.8 million. The Company's primary source of liquidity has been cash provided by cash flows from operations and the various public stock offerings during the previous three years.

   Net cash provided by operating activities was $22.1 million during the nine months ended September 30, 1999. For the period, the primary sources of cash provided by operating activities were net income of $43.8 million adjusted for non-cash depreciation of $6.7 million. Other sources of cash from operations included tax benefits relating to option exercises of $4.8 million and a decrease in prepaid expenses and other of $1.2 million. The higher volume of business in 1999 resulted in increases in accounts receivable for the year which negatively affected operating cash flow by $15.8 million. Operating cash flow was also negatively affected by decreases in accounts payable and accrued liabilities of $7.1 million, accrued compensation and project costs of $6.6 million, current and deferred tax payables of $2.4 million and other current liabilities of $2.3 million.

   Year to date investing activities used net cash flows of $38.0 million, primarily for acquisitions and to support growth in personnel and services. The investments to support growth in personnel and services included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for information management consulting services and the purchase and implementation of enterprise financial and project software system. Cash flows used in investing activities included a $10.0 million loan to one of the Company's officers which was repaid in November of 1999 and $14.8 million for the acquisitions during the quarter.

   Net cash used in financing activities was $21.1 million in the nine months ended September 30, 1999. During the year, the Company received net cash of $4.2 million from transactions related to stock option exercises and employee stock purchases. Cash flows used by financing activities included $3.6 million of short-term debt payments, $13.3 million for the purchase of certain minority interests in business combinations and $8.5 million for the repurchase of stock, net of obligations for deferred settlements.

   During the quarter ended September 30, 1999, the Company increased the unsecured revolving line of credit with LaSalle Bank to $50 million, which bears interest at prime or LIBOR plus 1.0%. The amount available under the line of credit at September 30, 1999 was $50.0 million less amounts for outstanding letters of credit. The Company intends to utilize this line of credit to finance short-term working capital needs or to finance short-term cash acquisition needs. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated cash needs over at least the next twelve months.

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

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   On March 8, 1999, we brought an action against Deborah T. Kearns, Alan G. Carnrite, the Estate of Laurel Dell Manning, and David R. Watkins, who were the former shareholders of Sterling Consulting Group, Inc. ("Sterling"), in the United States District Court for the Northern District of Illinois, Eastern Division. In general, the complaint alleges, among other things, that the defendants made various misrepresentations of fact and failed to disclose certain material facts in connection with our purchase of Sterling. Among the misrepresentations the defendants are alleged to have made are misrepresentations concerning the activities and nature of another company they owned and operated. Specifically, the complaint alleges that, in connection with our purchase of Sterling, the defendants falsely stated that their other company was not in a business competitive with or similar to Sterling, when in fact the other company's business was competitive with and related to Sterling's business. The complaint alleges that, during 1998, the defendants continued to operate this company in a manner competitive with Sterling, in violation of Ms. Kearns' and Mr. Carnrite's fiduciary duties to Sterling and in violation of the non-compete provisions of the Acquisition Agreement pursuant to which we acquired Sterling. The complaint also alleges that, during 1998, Ms. Kearns and Mr. Carnrite committed various other violations of their fiduciary duties to Sterling, including self-dealing regarding their other company and failing to act in Sterling's best interest in a number of respects.

   Ms. Kearns and Mr. Carnrite filed a counterclaim asserting various causes of action against us and two of our officers. Generally, Ms. Kearns' counterclaims allege that we violated various contractual and other duties to her by refusing to remove the legend on the restrictive shares of stock she received from us in connection with our purchase of Sterling. We have defended the counterclaims on various legal and factual grounds, including defenses based on various provisions of the securities laws, various contractual arguments, and various defects in Ms. Kearns' requests and documentation regarding the removal of the restrictive legend. Following certain objections and defects raised by us regarding this request, Ms. Kearns submitted certain revised paperwork, including filing a Form 144 (which had not previously been filed). In September 1999, the district court held that the restrictive legend may be removed from Ms. Kearns' shares of stock, provided that Ms. Kearns sell the stock through her broker on the New York stock exchange. Following such ruling and in connection with Ms. Kearns' sales, the legend on her shares was removed. We have appealed certain aspects of the district court's ruling. Ms. Kearns has filed a motion requesting that she be awarded approximately $1.7 million in damages.

   Mr. Carnrite has claimed that we owe him compensation of approximately $100,000 for various services performed under a purported consulting agreement he executed with Ms. Kearns (allegedly in her capacity as an officer of Sterling) during 1998. We have defended this claim on various factual and legal grounds, including that there was no authorization for such an agreement.

   We are seeking money damages (including disgorgement of profits and certain other compensation paid to Mr. Carnrite and Ms. Kearns), indemnification, punitive damages, attorneys' fees, and any other relief which the court deems just and proper. The defendants are seeking money damages (including indemnification and compensatory damages), punitive damages, attorneys' fees, and equitable relief (including a declaratory judgment that certain provisions of the acquisition agreement are not enforceable). We are represented by Winston & Strawn in connection with this litigation. One of our directors, Gov. James R. Thompson, is a partner of Winston & Strawn.

   In July 1999, Navigant International, Inc., a national travel agency headquartered in Denver, Colorado, sued us in the United States District Court for the District of Colorado claiming that the use of "Navigant" in our name infringes on their use of and rights in such name. The complaint seeks declaratory relief and an injunction against our use of "Navigant," attorneys fees and other related relief. Navigant International did not seek to stop or delay our shareholder approval of our use of such term. Our name was developed by outside, independent name consultants, and our Board of Directors approved the use of the name based on the independent opinions of counsel (including Winston & Strawn). We are represented by our primary outside counsel, Sachnoff & Weaver, Ltd., in connection with this litigation.

   Although we are not able at this time to fully evaluate the damages involved in the above actions, we do not currently expect that they will have a material adverse effect on our business or consolidated financial position.

   We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

   On July 15, 1999, Navigant Consulting, Inc. held its 1999 Annual Meeting to Stockholders, and four items were voted upon by the Company's stockholders. First, the stockholders elected Robert P. Maher to serve as director of the Board of Directors for a term of three years. The voting results were as follows:

                  For                                                  Against
                  ---                                                  -------
               31,583,662                                              525,246

   Secondly, the stockholders approved an amendment to Navigant Consulting, Inc.'s certificate of incorporation to increase the total authorized common stock to 250,000,000 shares. The voting results were as follows:

                For                        Against                                     Withheld
                ---                        -------                                     --------
             21,203,828                   10,900,438                                    4,642

   Thirdly, the stockholders approved an amendment to the Company's certificate of incorporation to change the name of the Company from The Metzler Group, Inc. to Navigant Consulting, Inc. The voting results were as follows:

                For                        Against                                    Withheld
                ---                        -------                                    --------
             30,535,546                   1,366,805                                   206,557

   Lastly, the stockholders approved the re-approval of Navigant Consulting, Inc.'s Long-Term Incentive Plan. The voting results were as follows:

                For                        Against                                    Withheld
                ---                        -------                                    --------
             22,523,026                   9,576,112                                    9,770

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

     (27)      Financial Data Schedule

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period ended September 30, 1999.

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

Date: November 15, 1999