Form 10-K/A
period 1998-03-31
NAVIGANT CONSULTING INC
filed 2000-01-24
CIK 1019737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A2

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 31, 1999, 42,118,124 shares of the Registrants common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq National Market on March 31, 1999, was approximately $1,299,320,000.

  The Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 19, 1999 is incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Explanatory Note

  The purpose of this amendment is to amend our Annual Report on Form 10-K for the period ended December 31, 1998, (the "Original Filing") to provide additional disclosures in response to comments received from the Securities and Exchange Commission (the "SEC").

  This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC.

                                    PART I

Item 1--Business

General

  The Metzler Group, Inc. ("We" or the "Company") is a provider of consulting services to energy-based and other network and regulated industries. The Company offers a wide range of consulting services designed to assist our clients as they face changing regulations, increasing competition and evolving technology. Our clients include the 50 largest investor-owned utilities, the 20 largest gas distribution companies and the 12 largest local exchange telecommunications companies in the United States, as well as other Fortune 100 companies. Our services include: (1) management consulting; (2) information technology; and (3) litigation support. Since our initial public offering in October 1996, we have increased the scope and size of our service offerings through a series of acquisitions and internal growth. We have also expanded our base of non-utility energy clients and established a presence in Europe, Asia and Australia.

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

Competition

  We compete in the worldwide market for consulting services, although our principal market is North America, which accounted for over 95% of our revenues in 1998 and 1997. The market for consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including general management, information technology, and marketing consulting firms, as well as the consulting practices of national accounting firms, and other local, regional, national and international firms. Many of these companies are national and international in scope and have greater personnel, financial, technical and marketing resources than we do. We believe that our experience, reputation, industry focus and broad range of services will enable us to compete effectively in the consulting marketplace.

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

Item 3--Legal Proceedings

  As of December 31, 1998, Peterson was a defendant in a lawsuit filed January 1996, in the United States District Court for the Southern District of Florida by National Council on Compensation Insurance ("NCCI") against Peterson, its former subsidiary Insurance Data Resources, Inc. ("IDR") and certain of their officers and former directors. The lawsuit alleges, among other things, that IDR violated certain copyrights and other intellectual property of NCCI. NCCI's claims focus on whether certain codes, formulae and classification explanations (the "Classification System")--which are necessary for licensed workers compensation insurance rating organizations to conduct their business--are protected by copyright laws. NCCI seeks to hold Peterson liable as IDR's sole shareholder for unspecified damages and injunctive relief against the use of the Classification System. We no longer own IDR, but continue to have certain rights of indemnification against the former members of Peterson and the purchaser of IDR. The parties to the lawsuit agreed in principle to settle the dispute. The agreement would release all defendants, including Peterson, without any payments to NCCI, but is subject to the negotiation and execution of a definitive agreement. Although no assurances can be given, we do not believe this lawsuit will have a material adverse affect on our business.

  In addition, from time to time, we are party to various other lawsuits. We do not believe that any of our current lawsuits are material.

                                    Part II

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

Overview

  We are a nationwide provider of consulting services to energy based and other network and regulated industries. We offer a wide range of consulting services designed to assist our clients as they face changing regulation, increasing competition and evolving technology. The Company's services include: (1) management consulting; (2) information technology; and (3) litigation support.

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

Acquisitions

  As part of our growth strategy, we expect to continue to pursue complementary acquisitions to expand our geographic reach, expand the breadth and depth of our service offerings and enhance our consultant base. In furtherance of this growth strategy, we acquired thirteen consulting firms during 1997 and 1998 that were accounted for as pooling of interests. The following summarizes the pooling of interests acquisitions that we have made since our initial public offering through the end of 1998:

  RMI. As of July 31, 1997, we acquired substantially all of the common stock of Resource Management International, Inc. in exchange for 3.2 million shares of our common stock (valued at approximately $75.3 million) and acquired the remaining minority interest in exchange for cash. In connection with the acquisition of RMI, we acquired assets and assumed liabilities with book values of $13.9 million and $11.1 million, respectively. RMI, based in Sacramento, California, is a provider of consulting services to gas, water, and electric utilities, with operations in the western and eastern United States and international marketplace. RMI's broad range of engineering, technical and economic regulatory services complemented our management consulting and information technology services.

  Reed. As of August 15, 1997, we acquired substantially all of the common stock of Reed Consulting Group, Inc. in exchange for 0.8 million shares of our common stock (valued at approximately $17.6 million) and acquired the remaining minority interest in exchange for cash. In connection with the acquisition of Reed, we acquired assets and assumed liabilities with book values of $2.5 million and $2.5 million, respectively. Reed, based in the Boston, Massachusetts area, provides strategic planning, operations management and economic and regulatory services to electric and natural gas utilities. Reed's operations expanded our services and client base in the northeast United States and internationally.

  Other 1997 Acquisitions. During 1997, the Company completed three additional transactions (collectively, the "1997 Acquisitions"), for which the Company issued 0.7 million shares in the aggregate (valued at approximately $18.5 million). These transactions were accounted for as poolings of interests. The stockholders' equity and the operations of these businesses were not significant, individually or in the aggregate, in relation to those of the Company. As such, the Company recorded the combinations by restating stockholders' equity as of the date of each acquisition without restating prior period financial statements. The consolidated financial statements for 1997 reflect the results of operations of Burgess Consulting, Inc. beginning on January 1, 1997 and the results of operations of Sterling Consulting Group, Inc. and Reed-Stowe & Co., Inc. beginning on December 1, 1997. The Company acquired assets of $.6 million and assumed liabilities of $.9 million, in the aggregate, in connection with the 1997 Acquisitions.

  LECG. As of August 19, 1998, we acquired substantially all of the common stock of LECG, Inc. in exchange for 7.3 million shares of our common stock (valued at approximately $228.9 million) and acquired the remaining minority interest in exchange for cash. In connection with the acquisition of LECG, we acquired assets and assumed liabilities with book values of $49.8 million and $17.4 million, respectively. LECG, based in the San Francisco, California area, is a provider of economic consulting and litigation support services. LECG's operations further increased our economic and regulatory expertise and expanded our presence in the telecommunications industry.

  Peterson. As of August 31, 1998, we acquired substantially all of the common stock of Peterson Worldwide, LLC in exchange for 5.6 million shares of our common stock (valued at approximately $156.7 million) and acquired the remaining minority interest in exchange for cash. In connection with the acquisition of Peterson, we acquired assets and assumed liabilities with book values of $34.8 million and $24.7 million, respectively. Peterson, based in the Chicago, Illinois area, is a provider of information management services. Peterson's operations expanded our service offerings in the area of information technology.

  Other 1998 Acquisitions. During 1998, the Company completed six additional transactions (collectively, the "1998 Acquisitions"), for which the Company issued 1.2 million shares in the aggregate (valued at approximately $35.3 million). These transactions were accounted for as poolings of interests. The stockholders' equity and the operations of these businesses were not significant, individually or in the aggregate, in relation to those of the Company. As such, the Company recorded the combinations by restating stockholders' equity as of the date of each acquisition without restating prior period financial statements. The consolidated financial statements for 1998 reflect the results of operations of American Corporate Resources, Inc., AUC Management Consultants, Inc., and Hydrologic Consultants, Inc. beginning on April 3, 1998; the results of operations of Vision Trust, Inc. beginning on June 1, 1998; and the results of operations of Saraswati Systems Corporation, Inc. and Applied Health Outcomes, Inc. beginning on September 1, 1998. The Company acquired assets of $1.9 million and assumed liabilities of $1.4 million, in the aggregate, in connection with the 1998 Acquisitions.

  The LEGG and Peterson acquisitions are the largest we have made to date and we are in the process of integrating these companies, including their accounting and billing functions, into our operations. An inability to effectively integrate these or any companies acquired in the future may adversely affect our ability to bid successfully on engagements and to grow our business. Performance problems or dissatisfied clients at one company could have an adverse effect on our reputation as a whole. If our reputation were damaged, this could make it more difficult to market our services or to acquire additional companies in the future. In addition, acquired companies may not operate profitably.

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

Results of Operations

  The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                               Years Ended
                                                              December 31,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
   Revenues................................................ 100.0% 100.0% 100.0%
   Cost of services........................................  57.8   58.5   58.9
                                                            -----  -----  -----
   Gross profit............................................  42.2   41.5   41.1
   General and administrative expenses.....................  22.8   27.5   31.0
   Merger-related costs....................................   4.8    0.7    --
                                                            -----  -----  -----
   Operating income........................................  14.6   13.3   10.1
   Other expense (income), net.............................  (1.0)  (0.7)   0.1
                                                            -----  -----  -----
   Income before income tax expense........................  15.6   14.0   10.0
   Income tax expense......................................   9.6    4.6    0.0
                                                            -----  -----  -----
   Net income..............................................   6.0%   9.4%  10.0%
                                                            =====  =====  =====

1998 Compared to 1997

  Revenues. Revenues increased $70.1 million, or 35.6%, to $266.9 million in 1998 from $196.8 million in 1997 due to continued strong demand for management consulting services, increased selling and business development efforts and immaterial acquisitions. Selling and business development efforts in support of the Company's strategy to expand the client base and leverage existing client relationships resulted in $57.2 million of the incremental $70.1 million 1998 revenues. Engagements with new clients and an increase in the average size of client engagements contributed $40.4 million and $16.8 million of that total, respectively.

  During 1998 and 1997, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. The 1998 Acquisitions had pre-acquisition revenues of $7.1 million and $13.6 million for the years ended December 31, 1998 and 1997, respectively, which were not included in the Company's consolidated results of operations. The 1997 Acquisitions had pre-acquisition revenues of $6.3 million in 1997, which were not included in the Company's consolidated results of operations. Including the pre-acquisition revenue of the 1998 and 1997 acquisitions, the revenue increase would have been $57.2 million to $274.0 million for the year ended December 31, 1998 from $216.8 million in 1997.

  Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased $30.9 million, or 37.8%, to $112.6 million in 1998 from $81.7 million in 1997. Higher 1998 revenues contributed $29.1 million, or 94% of the increase in gross profit. The remaining $1.8 million of the increase in gross profit reflects an increase in gross profit as a percentage of revenues to 42.2% in 1998 from 41.5% in 1997. The increase in the 1998 gross profit margin was the result of increased utilization of the Company's professional consultants coupled with higher average billing rates.

  General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate support costs. General and administrative expenses for the year ended December 31, 1998 increased $6.7 million, or 12.4%, to $60.9 million, which represented 23% of revenues, compared to $54.2 million, or 28% of revenues, in the comparable 1997 period. The increase in general and administrative costs was primarily due to $3.3 million increase in facilities expenses, $1.8 million increase in administrative salaries, and $1.3 million increase in incentive compensation. However, these expenses increased at a slower rate than the Company's revenues and overall volume of business, resulting in a 5% decrease in general and administrative expenses as a percent of revenue. This improvement is attributable to increased efficiencies in certain support functions (i.e., human resources, benefits administration and accounting), improved economies of scale and the closing of certain duplicate facilities at the beginning of 1998.

  Merger-Related Costs. Merger-related costs increased $11.5 million to $12.8 million in 1998 from $1.3 million in 1997. During 1998, the Company incurred merger-related costs of $12.8 million related to the acquisitions of LECG and Peterson, which were accounted for as pooling of interests. These costs include legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities. In the prior year period, the Company incurred legal, accounting and other transaction related fees and expenses of $1.3 million related to the acquisitions of RMI and Reed, which were accounted for as pooling of interests. The increased direct transaction related costs in 1998 were the result of the greater size and complexity of the 1998 transactions.

  Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. For the fiscal year ended December 31, 1998, other income, net increased $1.4 million to $2.7 million versus $1.3 million for 1997. This increase is largely the result of higher interest income due to larger average cash balances outstanding during the period. The larger average cash balance in 1998 was largely the result of $86.4 million in net proceeds from two secondary offerings of the Company's common stock supplemented by $21.5 million of operating cash flows and $10.6 million of cash inflow primarily from employee stock option exercises. These sources of cash were partially offset by $14.0 million of capital spending, $18.9 million of cash used to acquire certain minority interests in business combinations, $8.1 million of payments to retire pre-existing short-term debt of acquired companies, and $6.1 million in payments of pre-acquisition undistributed earnings of purchased companies.

  Income Tax Expense. Income tax expense increased $16.3 million to $25.4 million in 1998 from $9.1 million in 1997. The Company's effective income tax rate was 61.2% for the year ended December 31, 1998. The effective rate for this period would have been 39.4%, excluding the effect of the one-time, non-cash charge to income tax expense of $7.2 million related to the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes and the effect of certain merger-related expenses resulting from the acquisitions of LECG and Peterson that are not tax deductible. The Company's effective income tax rate was 33% for the year ended December 31, 1997. The effective rate would have been 38.2%, including federal and certain state income taxes that would have been required had all the Company's subsidiaries been taxable entities during this period.

  Net Income. Net Income decreased approximately $2.3 million, or 12.5%, to $16.1 million in 1998 from $18.4 million in 1997. Higher 1998 revenues resulted in a $30.9 million increase in gross profits over the prior year. However, the higher level of 1998 gross profits was offset by a $6.7 million increase in general and administrative expenses, a $11.5 million increase in merger-related costs, and a $16.3 million increase in income tax expense. An increase in other income in 1998 of $1.4 million accounted for the remainder of the change in net income between the periods.

1997 Compared to 1996

  Revenues. Revenues increased $44.9 million, or 30% in 1997 to $196.8 million compared to $151.9 in 1996. The growth in revenues was primarily due to increased selling and business development efforts to generate new client engagements and increased demand for management consulting services in the Company's principal target industry segments. Selling and business development efforts in support of the Company's strategy to expand the client base and leverage existing client relationships resulted in $44.5 million of incremental $44.9 million 1997 revenues. Engagements with new clients and an increase in the average size of client engagements contributed $11.3 million and $33.2 million of that total, respectively. The 1997 acquisitions had pre-acquisition revenues of $6.3 million in 1997 and $6.7 million in 1996, which were not included in the Company's consolidated results of operations. Including the pre-acquisition revenue of the 1997 acquisitions, the revenue increase would have been $44.5 million to $203.1 million for the year ended December 31, 1997 from $158.6 million in 1996.

  Gross Profit. Gross profit increased $19.2 million, or 31% in 1997 to $81.7 million from $62.5 in 1996. Higher 1997 revenues contributed $18.5 million, or 96% of the increase in gross profit. The remaining $0.7 million, or 4% of the increase in gross profit reflects an increase in gross profit as a percentage of revenues to 42% in 1997 from 41% in 1996. The gross profit percentage was largely unchanged and average utilization rates for full-time personnel and a similar proportion of subcontracted labor were consistent in both periods.

  General and Administrative Expenses. General and administrative expenses increased $7.2 million, or 15% to $54.2 million in 1997 from $47.0 million in 1996. As a percentage of revenues, general and administrative expenses decreased to 28% in 1997 from 31% in 1996. The decrease in general and administrative expenses as a percentage of revenue is attributable to economies of scale on certain fixed costs over the higher 1997 revenue base. The Company's facilities and administrative support expenses increased at a slower rate than the Company's revenues and business volume.

  Other Income, Net. Other income, net increased $1.6 million for 1997 to $1.3 million, as opposed to other expense, net of $0.3 million in 1996. During 1997, the Company recognized a one-time gain of $0.9 million. This gain was related to the expiration of an option agreement entered into in 1993, whereby an independent third party had purchased an option to buy all of the assets of LECG at a formula price based on a multiple of earnings and equity. The Company received $1.0 million for granting this option, which was deferred on the balance sheet, net of applicable expenses. During 1997, the option agreement expired and the Company recognized the $0.9 million net gain as other income. The remainder of the increase is the result of higher interest income due to larger average cash balances during the period and a reduction in interest expense. The higher average cash balance in 1997 was largely the result of $37.2 million in net proceeds from the initial public offering of the Company's common stock on October 4, 1996 supplemented by $17.5 million of operating cash flows. These sources of cash were partially offset by $8.8 million of capital spending, $10.2 million of cash used to acquire certain minority interests in business combinations, and $10.1 million in payments of pre-acquisition undistributed earnings of purchased companies.

  Income Tax Expense. Income tax expense increased $9.1 million to $9.1 million in 1997 from $0.0 million in 1996. The Company's effective income tax rate was 33% for 1997 and 0.1% for 1996. The effective tax rate would have been approximately 39% for both periods had all of the Company's subsidiaries been taxable entities during these periods.

  Net Income. Net Income increased approximately $3.3 million, or 21%, to $18.4 million in 1997 from $15.2 million in 1996. Higher 1997 revenues primarily resulted in a $19.2 million increase in gross profits over the prior year. However, the higher level of 1997 gross profits was offset by a $7.2 million increase in general and administrative expenses, a $1.3 million increase in merger-related costs, and a $9.1 million increase in income tax expense. An increase in other income in 1997 of $1.6 million accounts for the remainder of the change in net income between the periods.

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

                                                  Quarters Ended
                          ----------------------------------------------------------------------
                           Mar.     June     Sept.    Dec.     Mar.     June     Sept.    Dec.
                            31,      30,      30,      31,      31,      30,      30,      31,
                           1997     1997     1997     1997     1998     1998     1998     1998
                          -------  -------  -------  -------  -------  -------  -------  -------
                                                  (In thousands)
Revenues................  $44,011  $48,121  $49,964  $54,684  $60,809  $64,863  $68,311  $72,894
Cost of services........   26,776   28,293   28,145   31,909   36,023   37,015   39,320   41,964
                          -------  -------  -------  -------  -------  -------  -------  -------
Gross profit............   17,235   19,828   21,819   22,775   24,786   27,848   28,991   30,930
General and
 administrative
 expenses...............   12,043   13,145   13,991   14,971   15,887   17,747   13,304   13,955
Merger-related costs....      --       --     1,312      --       --       --    12,778      --
                          -------  -------  -------  -------  -------  -------  -------  -------
Operating income........    5,192    6,683    6,516    7,804    8,899   10,101    2,909   16,975
Other income, net.......     (146)    (981)    (105)     (73)    (550)    (790)    (538)    (773)
                          -------  -------  -------  -------  -------  -------  -------  -------
Income before income tax
 expense................    5,338    7,664    6,621    7,877    9,449   10,891    3,447   17,748
Income tax expense......    1,152    1,552    1,492    4,885    3,791    4,233   10,420    6,968
                          -------  -------  -------  -------  -------  -------  -------  -------
Net income (loss).......  $ 4,186  $ 6,112  $ 5,129  $ 2,992  $ 5,658  $ 6,658  $(6,973) $10,780
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

Liquidity and Capital Resources

  Net cash provided by operating activities was $21.5 million for the year ended December 31, 1998. During the year, the primary sources of cash provided by operating activities were net income of $16.1 million and non-cash depreciation of $5.1 million. The higher volume of business in 1998 resulted in increases in both current assets and current liabilities for the year. While operating cash flow was negatively affected by the $25.5 million increase in accounts receivable and prepaid expenses and other assets, this was more than offset by the positive impact of the $22.7 million increase in current liabilities and other non-cash adjustments during the period of $1.1 million for the increase in the provision for bad debts and $2.0 million increase in deferred income taxes.

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

  Financing activities provided net cash flows of $66.3 for the 1998 fiscal year. In March 1998 and again in November 1998, the Company sold 1.5 million shares of common stock in secondary offerings, raising approximately $35.6 million and $50.8 million, respectively, net of related offering costs. The Company received an additional $10.6 million from transactions related to stock option exercises, the employee stock purchase plan, and notes receivable from stockholders. Cash flows used by financing activities included $18.9 million for the purchase of certain minority interests of LECG and Peterson and included $8.1 million for the repayment of short-term debt and $6.1 million in payments of pre-acquisition, undistributed income to former stockholders of acquired companies. The $8.1 million repayments of short-term debt represent pre-payment in full of the balances outstanding at the end of the previous year. This debt was pre-paid because the Company had significant available cash balances and the cost of borrowing exceeded the potential interest earnings on short-term investments of cash balances. The Company repaid $3.6 million of debt outstanding pursuant to a term loan and $3.3 million of debt outstanding against two lines of credit both of which were collateralized by the accounts receivable of Peterson, and $1.1 million of debt outstanding under two lines of credit that had been guaranteed by officers of certain subsidiaries. See Note 7 "Short-Term and Long-Term Debt" of the accompanying Notes to Consolidated Financial Statements for additional details. The $6.1 million in payments of pre-acquisition, undistributed income to former stockholders of acquired companies represent the $5.4 million attributable to the operations of LECG prior to the date of the termination of its S-corporation election effective December 19, 1997 and $0.7 million attributable to the operations of Peterson prior to the date of the election of C-corporation status effective August 14, 1998. These amounts were distributed to the former shareholders and members of LECG and Peterson, respectively, in a manner consistent with past practice and consistent with their relative ownership interests. See Note 2 "Summary of Significant Accounting Policies--Income Taxes" of the accompanying Notes to Consolidated Financial Statements for additional details. The Company maintains line of credit agreements in the aggregate amount of $14.0 million expiring through July 1999. Of this total, $6.2 million is available to secure commercial and standby letters of credit. At December 31, 1998, the Company had letters of credit of $1.7 million outstanding. The letters of credit expire at various dates through 1999.

  As of December 31, 1998, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases. The Company leases its office facilities and certain equipment under operating lease arrangements which expire at various dates through 2008 with renewal options of two to five years. The Company leases office facilities under noncancelable operating leases which include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. The total amount of the base rent payments is being charged to expense as incurred. In addition, the Company leases equipment under noncancelable operating leases. Rent expense for operating leases entered into by the Company and charged to operations amounted to $10.0 million for 1998, $9.8 million for 1997, and $7.2 million for 1996. Future minimum annual lease payments, for the years subsequent to 1998 and in the aggregate, are as follows:

      Year Ending                                                       Amount
      December 31,                                                    (millions)
      ------------                                                    ----------
      1999...........................................................    $9.8
      2000...........................................................     8.6
      2001...........................................................     8.1
      2002...........................................................     5.2
      2003...........................................................     3.1
      Thereafter.....................................................     5.5
                                                                        -----
                                                                        $40.3
                                                                        =====

  As of December 31, 1998, the Company had approximately $119.7 million in cash and cash equivalents, resulting principally from cash flows from operations and the various public stock offerings during the previous three years. The Company believes that current cash and cash equivalents and future cash flows from operations will provide adequate cash to fund anticipated short-term and long-term cash needs for normal operations, including commitments related to rental expenses under operating leases. As of December 31, 1998, the Company had no long-term debt and no commitments for material capital expenditures, nor would the Company anticipate that existing operations would require such financing or commitments in the normal course of business. In the event that the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of December 31, 1998.

Year 2000 Compliance

  In 1998 the Company began assessing the impact that the turn of the century will have on its internal computer systems. The company has developed an overall plan to evaluate and correct all date-related computer system issues by the second half of 1999. This evaluation and correction process has already been completed on a number of the company's most critical systems. The company is also in the process of communication with significant suppliers to ascertain the status of their year 2000 compliance programs.

  The total cost of any modifications and upgrades to date has not been material and the total costs to become year 2000 compliant are expected to be less than $.1 million. These costs are expensed as incurred and do not include the cost of scheduled replacement of software and hardware.

  Although the Company believes it is unlikely, it is possible the Company could experience an adverse impact that could be material to the results of operations or the financial position of the company as a result of potential failure by major customers or suppliers, or a delay in the Company's efforts to address year 2000 issues. In addition, if suppliers of necessary telecommunications, energy and transportation needs fail to provide their services, such failure could have an adverse impact on the results of operations or financial position of the company.

  The Company expects to establish contingency plans, in the event all systems and critical suppliers have not been made year 2000 compliant, during 1999.

Item 7A--Quantitative and Qualitative Disclosures About Market Risks

  The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio included in cash equivalents on the consolidated balance sheet. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of December 31, 1998, the Company's investments were primarily limited to fully collateralized, double-A or Triple-A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in 1999, then they did in 1998, the Company's interest income would be decreased by $.3 million. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at December 31, 1998. The Company does not expect any loss with respect to its investment portfolio. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

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

                                   Part III

Item 10--Directors and Executive Officers of the Registrant

  As of December 31, 1998, the directors and executive officers of the Company were as follows:

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

  James R. Thompson, 62, has served as one of our directors since August 1998. Governor Thompson was named Chairman of the Chicago law firm of Winston & Strawn in January 1993. He joined the firm in January 1991 as Chairman of the Executive committee after serving four terms as Governor of the State of Illinois from 1977 until January 1991. Prior to his terms as Governor, he served as U.S. Attorney for the Northern District of Illinois from 1971 to 1975. Governor Thompson served as the Chief of the Department of Law Enforcement and Public Protection in the Office of the Attorney General of Illinois, as an Associate Professor at Northwestern University School of Law, and as an Assistant State's Attorney of Cook County. He is a former Chairman of the President's Intelligence Oversight Board. Governor Thompson is currently a member of the Boards of Directors of Union Pacific Resources, Inc., the Chicago Board of Trade, Metal Management, Inc., Prime Retail, Inc., American National Can Co., Jefferson Smurfit Group, plc, Prime Group Realty Trust, FMC Corporation, and Hollinger International. He serves on the Board of the Chicago Historical Society, the Art Institute of Chicago, the Museum of Contemporary Art, the Lyric Opera and the Illinois Math & Science Academy Foundation.

  Officers of the Company are elected annually for a term of one year. Our board is divided into three classes with staggered terms. Directors in each class are elected to serve for three year terms. As of December 31, 1998, the terms of Messrs. Thompson and Cain as directors continued until the annual meeting of stockholders to be held in 2001, the terms of Messrs. Saranow and Pond as directors continued until the annual meeting of stockholders to be held in 2000 and the term of Mr. Maher as a director continued until the annual meeting of stockholders to be held in 1999.

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

Item 13--Certain Relationships and Related Transactions

  In April 1999, Mr. Maher, the Company's Chairman and Chief Executive Officer at that time, borrowed $2.7 million from the Company at an interest rate equal to 5.75% so that he could exercise his then-vested options. Mr. Maher exercised all 112,500 of his then-vested options at an exercise price of $24.00 per share.

  In April 1999, Mr. Cain and Mr. Demirjian, respectively the Company's Chief Administrative Officer and the Company's General Counsel at that time, each borrowed $425,063 from the Company to exercise all 18,750 of their then-vested options at an exercise price of $22.67 per share. The notes which evidence these borrowings are full recourse, are due on or before the third anniversary date and bear interest at a rate equal to 5.75%, payable annually. The notes were accompanied by pledge agreements which pledge the exercised option shares as collateral security for repayment of the notes, which shares are currently held by the Company.

  Peter B. Pond, one of the Company's directors, is a principal of Donaldson, Lufkin & Jenrette Securities Corporation. DLJ sometimes provides and in the past has provided the Company with investment banking services. DLJ served as the lead manager in the Company's secondary offerings that were completed in March 1998 and November 1998. In connection with these offerings, the underwriting syndicates, of which DLJ was a part, received underwriting fees equal to approximately $5.0 million. In addition, DLJ served as an advisor on certain transactions last year and was paid fees of approximately $3.8 million for these services.

                                    Part IV

Item 14--Exhibits, Financial Statements and Reports on Form 8-K

  (a) The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The financial statement schedule filed as part of this report is listed below.

  (b) On September 3, 1998, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K dated August 19, 1998 showing the condensed consolidated financial statements of LECG, Inc. as of December 31, 1997 and June 30, 1998 and the Company's Proforma Combined Balance Sheet as of March 31, 1998 and Proforma Combined Statements of Operations for the three years ended December 31, 1997.

  On November 6, 1998 (and again on November 12, 1998 to correct an error by our financial printer), the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K/A showing the following:

  (A) Peterson financial statements as of December 31, 1997.

  (B) The Company's Proforma Combined Balance Sheet as of June 30, 1998 and Proforma Combined Statements of Operations for the three years ended December 31, 1997.

  (C) The Company's audited consolidated financial statements as of December 31, 1997 and 1996, and for the three years ended December 31, 1997, as restated.

  (c) The exhibits filed as part of this report are listed below:

a. Exhibits:

 Exhibit
   No.                              Description
 -------                            -----------
   2.1   Agreement dated as of July 1, 1998 among The Metzler Group,
         Inc., MGI Acquisition Corp. and LECG. Inc. (1)
   2.2   Agreement dated as of July 1, 1998 among The Metzler Group,
         Inc., MGI Acquisition II L.L.C. and Peterson Consulting L.L.C.
         (1)
   3.1   Amended and Restated Certificate of Incorporation of the Company
         (2)
   3.2   Amendment No. 1 to Amended and Restated Certificate of
         Incorporation of the Company (3)
   3.2   Amended and Restated By-Laws of the Company (4)
   4.1   Specimen Common Stock Certificate (5)
   4.2   Form of Registration Agreement
  10.1   Form of Indemnification Agreement between the Company and each of its directors and officers (5)
  10.2   The Metzler Group, Inc. Long-Term Incentive Plan (6)
  10.3   Amendment No. 1 to The Metzler Group, Inc. Long Term Incentive
         Plan, dated November 1, 1997 (7)
  10.4   Amendment No. 2 to the Metzler Group, Inc. Long-Term Incentive
         Plan, effective May 1, 1998 (7)
  10.5   The Metzler Group, Inc. Employee Stock Purchase Plan (8)
  10.6   Amendment No. 1 to The Metzler Group, Inc. Employee Stock
         Purchase Plan
  10.7   Amendment No. 2 to The Metzler Group, Inc. Employee Stock
         Purchase Plan
  21.1   Significant Subsidiaries of The Metzler Group, Inc.
  23.1   Consent of KPMG LLP
  27.1   Financial Data Schedule--for the period ended December 31, 1998

--------
(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 19, 1998.
(2) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 4, 1996.
(3) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(4) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.
(5) Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 20, 1996.
(6) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30267) filed with the SEC on June 27, 1997.
(7) Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 333-30267) filed with the SEC on March 31, 1999.
(8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30265) filed with the SEC on June 27, 1997.

b. Financial Statement Schedule:

  Report of Independent Auditors
  Schedule II: Valuation and Qualifying Accounts

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Metzler Group, Inc.

                                                   /s/ James F. Hillman
                                          By: _________________________________
                                                      James F. Hillman
                                                  Chief Financial Officer

Dated: January 21, 2000

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

  As discussed in Note 13 of the consolidated financial statements, the Company will account for certain 1999 acquisitions under the purchase method of accounting.

                                          /s/ KPMG LLP

Chicago, Illinois
February 10, 1999,
except for Note 13 which is as of January 21, 2000

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

          See accompanying Notes to Consolidated Financial Statements.

                            THE METZLER GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (In thousands, except per share amounts and unless as otherwise indicated)

1. DESCRIPTION OF BUSINESS

  The Metzler Group, Inc. (the "Company") is a provider of consulting services to energy-based and related industries. The Company's services include: (1) management consulting; (2) information technology; and (3) litigation support. The Company's operating subsidiaries include LECG, Inc. ("LECG"), Metzler & Associates, Inc. ("Metzler & Associates"), Peterson Consulting, L.L.C. ("Peterson"), Reed Consulting Group, Inc. ("Reed"), and Resource Management International, Inc. ("RMI"). The Company is headquartered in Chicago, Illinois and has regional offices in various cities within the United States, and several international offices.

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

3. BUSINESS COMBINATIONS

  On July 31, 1997, the Company issued 3.2 million shares of common stock for substantially all the outstanding common stock of RMI. In connection with the acquisition of RMI, the Company acquired assets and assumed liabilities with book values of $13.9 million and $11.1 million, respectively. Additionally, on August 15, 1997, the Company issued 0.8 million shares of common stock for substantially all of the outstanding common stock of Reed. In connection with the acquisition of Reed, the Company acquired assets and assumed liabilities with book values of $2.5 million and $2.5 million, respectively. Each of the transactions was accounted for as a pooling of interests. The consolidated financial statements have been restated as if RMI and Reed had been combined for all periods presented. There were no pre-acquisition intercompany transactions or investments among the Company, RMI and Reed. As of the respective acquisition dates, the acquisitions of RMI and Reed resulted in an aggregate increase of $2.8 million in the Company's consolidated stockholders' equity. The Company's consolidated statement of operations for the year ended December 31, 1997 includes revenues and net income from RMI and Reed totaling $28,906 and $1,529, respectively, through the dates of acquisition. The consolidated statement of operations for the year ended December 31, 1996 includes revenues and net loss from RMI and Reed totaling $41,460 and $1,119, respectively.

  On August 19, 1998, the Company issued 7.3 million shares of common stock for substantially all the outstanding common stock of LECG. In connection with the acquisition of LECG, the Company acquired assets and assumed liabilities with book values of $49.8 million and $17.4 million, respectively. Additionally, on August 31, 1998, the Company issued 5.6 million shares of common stock for substantially all of the outstanding common stock of Peterson. In connection with the acquisition of Peterson, the Company acquired assets and assumed liabilities with book values of $34.8 million and $24.7 million, respectively. Each of these transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the companies had been combined for all periods presented. There were no pre-acquisition intercompany transactions or investments among the Company, LECG and Peterson. As of the respective transaction dates, the acquisitions of LECG and Peterson resulted in an aggregate increase of $42.5 million in the Company's consolidated stockholders' equity. The Company's consolidated statement of operations for the year ended December 31, 1998 includes revenues and net income from LECG and Peterson totaling $97,910 and $6,070, respectively, through the dates of acquisition. The Company's consolidated statements of operations for

                            THE METZLER GROUP, INC.

1997 and 1996 have been restated to reflect revenues of $113,119 and $88,336, respectively, and net income of $8,732 and $9,422, respectively, for the aggregate of the operations of LECG and Peterson.

  The Company incurred significant costs and expenses in connection with these acquisitions, including legal and accounting, and other various expenses. These costs and expenses were recorded in the consolidated statements of operations and comprehensive income during the third quarter in each of the years 1997 and 1998.

  During 1998 and 1997, the Company completed nine additional transactions which were accounted for as poolings of interests. The stockholders' equity and the operations of these businesses were not material, individually or in the aggregate, in relation to those of the Company. As such, the Company recorded the combinations by restating stockholders' equity as of the effective date of each acquisition without restating prior period financial statements. There were six such transactions (collectively, the "1998 Acquisitions") in 1998 for which the Company issued 1.2 million shares in the aggregate and three such transactions (collectively, the "1997 Acquisitions") in 1997 for which the Company issued 0.7 million shares in the aggregate. The consolidated financial statements for 1998 reflect the results of operations of American Corporate Resources, Inc., AUC Management Consultants, Inc., and Hydrologic Consultants, Inc. beginning on April 3, 1998; the results of operations of Vision Trust, Inc. beginning on June 1, 1998; and the results of operations of Saraswati Systems Corporation, Inc. and Applied Health Outcomes, Inc. beginning on September 1, 1998. The consolidated financial statements for 1997 reflect the results of operations of Burgess Consulting, Inc. beginning on January 1, 1997 and the results of operations of Sterling Consulting Group, Inc. and Reed-Stowe & Co., Inc., beginning on December 1, 1997. The Company acquired assets of $1.9 million and assumed liabilities of $1.4 million, in the aggregate, in connection with the 1998 Acquisitions. The Company acquired assets of $0.6 million and assumed liabilities of $0.9 million, in the aggregate, in connection with the 1997 Acquisitions. There were no pre-acquisition intercompany transactions among the Company and the acquired entities. As of the respective transaction dates, the 1998 Acquisitions in the aggregate, resulted in a $0.5 million net increase in the Company's consolidated stockholders' equity. As of the respective transaction dates, the 1997 Acquisitions resulted in an aggregate decrease of $0.3 million in the Company's consolidated stockholders' equity.

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

                            THE METZLER GROUP, INC.

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

                            THE METZLER GROUP, INC.

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

                            THE METZLER GROUP, INC.

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

                            THE METZLER GROUP, INC.

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
                             ------------------------- -------------------------
                                 Weighted-Average          Weighted-Average
                             ------------------------- -------------------------
                                    Exercise Remaining        Exercise Remaining
                             Shares  Price     Life    Shares  Price     Life
                             ------ -------- --------- ------ -------- ---------
   Range of Exercise Price
   -----------------------
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

                            THE METZLER GROUP, INC.

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

  The company derives substantially all of its revenues from operations in the United States. In each of the three years ended December 31, 1998, more than 95% of the Company's consolidated revenues and operating income were derived from domestic operations. Substantially all of the Company's identifiable assets are located in the United States.

13. SUBSEQUENT EVENT (unaudited)

  Effective February 7, 1999 (the "Effective Date"), the Company completed the acquisition of all of the outstanding securities of Strategic Decisions Group ("SDG"), a consulting firm organized under the laws of California. Pursuant to a Merger Agreement dated February 7, 1999, a wholly owned subsidiary of the Company, MGI Acquisition III, Inc., merged with and into SDG on the Effective Date. Consequently, SDG is now a wholly owned subsidiary of the Company. SDG stockholders received Company common stock valued at approximately $137 million, calculated by using the final closing bid for the Company's common stock on the Effective Date, in exchange for substantially all outstanding SDG shares. The Company exchanged 2.7 million shares of its common stock for substantially all of the outstanding common stock of SDG. Following the combination with SDG, the Company had 40.5 million issued and outstanding shares.

  The acquisition of SDG has been accounted for by the purchase method of accounting and, accordingly, the results of operations will be included in the consolidated financial statements beginning on the date of acquisition. Certain assets acquired and liabilities assumed will be recorded at their estimated fair values, subject to adjustment when an independent appraisal concerning tangible and intangible asset valuations is finalized. The liabilities assumed include certain direct costs and expenses incurred by the Company in connection with the acquisition, including legal and accounting, and other various expenses. The excess of cost over the net assets acquired of approximately $137 million will be recorded as intangible assets, including goodwill, and be amortized on a straight-line basis over 7 years, subject to completion of the independent appraisal.

  The following unaudited pro forma financial information presents the combined results of operations as if the SDG acquisition had occurred as of January 1, 1997, after giving effect to certain adjustments. The adjustments include the amortization of goodwill and other intangibles, a reduction in interest income and related income tax effects, and an increase in the weighted-average common shares outstanding. The pro forma information is for informational purposes only. The information presented does not necessarily reflect the results

                            THE METZLER GROUP, INC.

of operations that would have occurred had the acquisition been completed as of January 1, 1997, nor are they indicative of future results.

                                                               Year ended
                                                              December 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
      Revenue (thousands).................................. $324,690  $243,460
      Net Income (thousands)...............................   (3,950)   (1,641)
      Net Income per Diluted Share......................... $   (.10) $   (.05)

  The Company had initially disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998, as amended on Form 10-K/A, that it would account for the SDG acquisition using the pooling-of-interests method of accounting. The Company also filed a current Report on Form 8-K on June 9, 1999 which included restated selected financial data, unaudited quarterly financial information, and consolidated financial statements for the SDG acquisition and two additional acquisitions that were consummated during the first quarter of 1999 following the pooling-of-interests method of accounting. Subsequent to the above referenced filings, the Company determined that it should no longer seek to maintain the pooling of interests treatment in light of subsequent events that occurred during the third quarter of 1999. Although these 1999 acquisitions were originally accounted for properly as poolings-of-interests, the disclosures, financial data, and financial statements referring to these acquisitions as poolings have been superseded and all acquisitions consummated during the first quarter of 1999 will be accounted for under the purchase method of accounting.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
The Metzler Group, Inc.:

  Under date of February 10, 1999, except for Note 13 which is as of January 21, 2000, we reported on the consolidated balance sheets of The Metzler Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, which report was based in part on reliance of other auditors, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.


  In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP
Chicago, Illinois
February 10, 1999

                                  SCHEDULE II

                              METZLER GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1997 and 1996
                             (amounts in thousands)

                                         Balance at  Charged             Balance
                                        Beginning of    to    Deductions at End
Description                                 Year     Expenses    (1)     of Year
-----------                             ------------ -------- ---------- -------
Year Ended December 31, 1998
  Allowance for doubtful accounts......    4,150      2,058       (964)   5,244
Year Ended December 31, 1997
  Allowance for doubtful accounts......    3,977      1,975     (1,802)   4,150
Year Ended December 31, 1996
  Allowance for doubtful accounts......    2,146      1,877        (46)   3,977

--------
(1) Represent write-offs of bad debts.

                                 EXHIBIT INDEX

 Exhibit
   No.                              Description
 -------                            -----------
   2.1   Agreement dated as of July 1, 1998 among The Metzler Group,
         Inc., MGI Acquisition Corp. and LECG. Inc. (1)
   2.2   Agreement dated as of July 1, 1998 among The Metzler Group,
         Inc., MGI Acquisition II L.L.C. and Peterson Consulting L.L.C.
         (1)
   3.1   Amended and Restated Certificate of Incorporation of the Company
         (2)
   3.2   Amendment No. 1 to Amended and Restated Certificate of
         Incorporation of the Company (3)
   3.2   Amended and Restated By-Laws of the Company (4)
   4.1   Specimen Common Stock Certificate (5)
   4.2   Form of Registration Agreement
  10.1   Form of Indemnification Agreement between the Company and each of its directors and officers (5)
  10.2   The Metzler Group, Inc. Long-Term Incentive Plan (6)
  10.3   Amendment No. 1 to The Metzler Group, Inc. Long Term Incentive
         Plan, dated November 1, 1997 (7)
  10.4   Amendment No. 2 to the Metzler Group, Inc. Long-Term Incentive
         Plan, effective May 1, 1998 (7)
  10.5   The Metzler Group, Inc. Employee Stock Purchase Plan (8)
  10.6   Amendment No. 1 to The Metzler Group, Inc. Employee Stock
         Purchase Plan
  10.7   Amendment No. 2 to The Metzler Group, Inc. Employee Stock
         Purchase Plan
  21.1   Significant Subsidiaries of The Metzler Group, Inc.
  23.1   Consent of KPMG LLP
  27.1   Financial Data Schedule--for the period ended December 31, 1998

--------
(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 19, 1998.
(2) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 4, 1996.
(3) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(4) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.
(5) Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 20, 1996.
(6) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30267) filed with the SEC on June 27, 1997.
(7) Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 333-30267) filed with the SEC on March 31, 1999.
(8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30265) filed with the SEC on June 27, 1997.