Form 10-Q/A
period 1999-03-31
NAVIGANT CONSULTING INC
filed 2000-01-24
CIK 1019737

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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


         Navigant Consulting, Inc. (formerly, The Metzler Group, Inc.)
             (Exact name of Registrant as specified in its charter

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

                           NAVIGANT CONSULTING, INC.

                         Quarter Ended March 31, 1999

                                     INDEX


                                                                            Page
                                                                            ----
PART 1--FINANCIAL INFORMATION

  Item 1 Financial Statements

     Unaudited Consolidated Balance Sheets as of March 31, 1999
      and December 31, 1998 ...............................................   3
     Unaudited Consolidated Statements of Operations for the three months
      ended March 31, 1999 and 1998........................................   4

     Unaudited Consolidated Statements of Cash Flows for the three
      months ended March 31, 1999 and 1998.................................   5

     Notes to Unaudited Consolidated Financial Statements..................   6

  Item 2 Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   8

  Item 3 Quantitative and Qualitative Disclosures About Market Risk........   10

PART II--OTHER INFORMATION

  Item 6 Exhibits and Reports on Form 8-K..................................   11

SIGNATURES.................................................................   12

Explanatory Note
  The purpose of this amendment is to amend our Quarterly Report on Form 10-Q for the period ending March 31, 1999 (the "Original Filing") to make certain changes to the Condensed Consolidated Financial Statements (Item 1), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and the Quantitative and Qualitative Disclosures about Market Risk (Item 3). We are filing this amended Quarterly Report on Form 10-Q/A to restate the Condensed Consolidated Financial Statements to correct the application of certain accounting principles related to expense recognition and to reflect a change in the method of accounting for four business combinations consummated in the first quarter of 1999. Although these transactions were originally accounted for as poolings of interests, the Company has determined that it should no longer seek to maintain the pooling treatment in light of subsequent events that occurred during the third quarter of 1999.

This amended Form 10-Q/A also provides additional disclosures in response to comments received from the Securities and Exchange Commission (the "SEC").

This report continues to speak as of the date of the Original Filing and we have not updated the disclosures in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this amendment is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC.

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements.


                           NAVIGANT CONSULTING, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                             March 31,    December 31,
                                                               1999           1998
                                                             --------     -----------
                          ASSETS
                         --------
Current assets:
  Cash and cash equivalents...............................   $ 95,255     $   119,704
  Accounts receivable, net................................    105,329          80,163
  Prepaid expenses and other..............................      8,464           6,979
                                                             --------     -----------
     Total current assets.................................    209,048         206,846
Property and equipment, net...............................     29,304          22,197
Intangible assets, net....................................    188,460              --
Other non-current assets, net.............................      2,097           1,474
                                                             --------     -----------
        Total assets......................................   $428,909     $   230,517
                                                             ========     ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Short-term debt.........................................   $  1,466     $        --
  Accounts payable and accrued liabilities................     17,148          17,955
  Accrued compensation and project costs..................     31,530          28,142
  Income taxes payable....................................      9,081           2,942
  Deferred income taxes...................................      1,762           2,171
  Other current liabilities...............................      6,480           9,127
                                                             --------     -----------
     Total current liabilities............................     67,467          60,337
Deferred income taxes.....................................      5,010           5,276
Other non-current liabilities.............................        276              --
                                                             --------     -----------
        Total liabilities.................................     72,753          65,613
                                                             --------     -----------
Stockholders' equity:
  Common stock............................................         42              38
  Additional paid-in capital..............................    317,019         134,624
  Retained earnings.......................................     39,194          30,272
  Accumulated other comprehensive income..................        (99)            (30)
                                                             --------     -----------
     Total stockholders' equity...........................    356,156         164,904
                                                             --------     -----------
        Total liabilities and stockholders' equity........   $428,909     $   230,517
                                                             ========     ===========

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                           Three months ended
                                                                                March 31
                                                                          ---------------------
                                                                            1999         1998
                                                                          --------     --------
Revenues..............................................................    $ 82,151     $ 60,809
  Cost of services....................................................      48,181       36,023
                                                                          --------     --------
Gross profit..........................................................      33,970       24,786
  General and administrative expenses.................................      15,343       15,887
  Amortization expense................................................       2,800           --
                                                                          --------     --------
Operating income......................................................      15,827        8,899
  Other income, net...................................................      (1,115)        (550)
                                                                          --------     --------
Income before income tax expense......................................      16,942        9,449
  Income tax expense..................................................       8,020        3,791
                                                                          --------     --------
     Net income.......................................................    $  8,922     $  5,658
                                                                          ========     ========
Earnings per common share:
  Net income per basic share..........................................    $   0.23     $   0.16
  Shares used in computing net income per basic share.................      39,402       34,574
  Net income per dilutive share.......................................    $   0.21     $   0.16
  Shares used in computing net income per dilutive share..............      41,786       35,566
Pro forma income data (unaudited):
  Net income as reported..............................................    $  8,922     $  5,658
  Pro forma adjustments to executive compensation expense                       --        1,654
  Pro forma adjustments to income tax expense.........................          --         (678)
                                                                          --------     --------
     Pro forma net income.............................................    $  8,922     $  6,634
                                                                          ========     ========
     Pro forma net income per basic share.............................    $    .23     $   0.19
     Pro forma net income per dilutive share..........................    $    .21     $   0.19
Other comprehensive income:
  Foreign currency translation adjustments............................    $    (69)    $    (13)
  Comprehensive income................................................    $  8,853     $  5,645

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                             Three months ended
                                                                                                  March 31
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------
Cash flows from operating activities:
  Net income............................................................................   $   8,922      $ 5,658
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................................       4,392        1,219
     Deferred income taxes..............................................................      (1,576)          --
     Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, net........................................................      (3,956)      (8,848)
        Prepaid expenses and other......................................................        (102)      (3,351)
        Accounts payable and other accrued liabilities..................................      (2,279)        (955)
        Accrued compensation and project costs..........................................     (15,331)       3,045
        Income taxes payable............................................................       5,991         (749)
        Other current liabilities.......................................................      (4,068)       1,289
                                                                                           ---------      -------
           Net cash provided by (used in) operating activities..........................      (8,007)      (2,692)
                                                                                           ---------      -------
Cash flows from investing activities:
  Purchase of property and equipment....................................................      (2,978)      (3,292)
  Acquisition of new businesses, net of cash acquired...................................     (15,038)
  Other, net............................................................................         197          593
                                                                                           ---------      -------
           Net cash used in investing activities........................................     (17,819)      (2,699)
                                                                                           ---------      -------
Cash flows from financing activities:
  Issuance of common stock..............................................................       1,377       39,279
  Payment of short term debt............................................................          --         (470)
  Payments of pre-acquisition undistributed income to former stockholders...............          --       (5,357)
  Other, net............................................................................          --        1,824
                                                                                           ---------      -------
           Net cash provided by (used in) financing activities..........................       1,377       35,276
                                                                                           ---------      -------
Net increase (decrease) in cash and cash equivalents....................................     (24,449)      29,885
Cash and cash equivalents, beginning of period..........................................     119,704       45,866
                                                                                           ---------      -------
Cash and cash equivalents, end of period................................................   $  95,255      $75,751
                                                                                           =========      =======
Supplemental information:
  Interest payments.....................................................................   $      32      $   315
  Income tax payments...................................................................   $   3,345      $ 4,539

The Company issued 4.2 million shares of common stock (valued at approximately $181.0 million) in exchange for substantially all of the outstanding stock of four companies acquired in the first quarter of 1999.


          See accompanying notes to consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

  The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc., formerly The Metzler Group, Inc., (the Company) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

  The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998 as included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999, and as subsequently amended.


Note 2. Business Combinations

  On August 19, 1998, the Company issued 7.3 million shares of common stock (valued at approximately $228.9 million) for substantially all the outstanding common stock of LECG, Inc. (LECG). Additionally, on August 31, 1998, the Company issued 5.6 million shares of common stock (valued at approximately $156.7 million) for substantially all of the outstanding common stock of Peterson Consulting L.L.C., (Peterson). Each of these transactions was accounted for as a pooling of interests and, accordingly, the unaudited consolidated financial statements have been restated as if the companies had been combined for all periods presented. The Company's unaudited consolidated statements of operations for the three months ended March 31, 1998 have been restated to reflect revenues of $35.3 million and net income of $1.8 million for the aggregate of the operations of LECG and Peterson.

  During 1998, the Company completed six additional transactions (collectively, the "1998 Acquisitions"), for which the Company issued 1.2 million shares in the aggregate (valued at approximately $35.3 million). These transactions were accounted for as poolings of interests. The stockholders' equity and the operations of these businesses were not significant, individually or in the aggregate, in relation to those of the Company. As such, the Company recorded the combinations by restating stockholders' equity as of the date of each acquisition without restating prior period financial statements. The consolidated financial statements for 1998 reflect the results of operations of American Corporate Resources, Inc., AUC Management Consultants, Inc., and Hydrologic Consultants, Inc. beginning on April 3, 1998; the results of operations of Vision Trust, Inc. beginning on June 1, 1998; and the results of operations of Saraswati Systems Corporation, Inc. and Applied Health Outcomes, Inc. beginning on September 1, 1998. The Company acquired assets of $1.9 million and assumed liabilities $1.4 million, in the aggregate, in connection with the 1998 Acquisitions. There were no pre-acquisition intercompany transactions between the Company and the 1998 Acquisitions. The 1998 Acquisitions provide consulting services and their operations were generally consistent with those previously provided by the Company. Following the acquisition, the new businesses no longer operated as independent businesses, but instead were incorporated into the Company's general operations.

  During the first quarter of 1999, the Company acquired all of the common stock of four companies (collectively, the "1999 Acquisitions"): Strategic Decisions Group, Inc. (SDG), Triad International, Inc. (TII), GeoData Solutions, Inc.
(GDS) and Dowling & Associates, Inc. (DAI). On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at approximately $123.7 million) for substantially all of the outstanding common stock of SDG and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of TII, GDS and DAI in exchange for 1.8 million shares of the Company's common stock (valued at approximately $57.3 million). There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions. The 1999 Acquisitions provide consulting services and their operations were generally consistent with the Company's. Following the acquisition, the new businesses no longer operated as independent businesses, but instead are incorporated into the Company's general operations.

  The 1999 Acquisitions have been accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The $31.1 million of assets acquired and the $28.0 million of liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when an independent appraisal concerning tangible and intangible asset valuations is finalized. The excess of cost over the net assets acquired of approximately $191.3 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years, subject to completion of the independent appraisals.

  The following unaudited pro forma financial information presents the combined results of operations as if the 1999 Acquisitions had occurred as of January 1, 1998, after giving effect to certain adjustments. The adjustments include the amortization of goodwill and other intangibles, a reduction in interest income and related income tax effects, and an increase in the weighted average common shares outstanding. The pro forma information is for informational purposes only. The information presented does not necessarily reflect the results of operations that would have occurred had the acquisitions been completed as of January 1, 1998, nor are they indicative of future results.

                                        Three months ended March 31,
                                              1999        1998
                                            --------    --------
      Revenue (thousands).............      $ 95,956    $ 79,867
      Net Income (thousands)..........         5,994        (677)
      Net Income per Diluted Share....      $   0.13    $  (0.02)

Note 3. Pro Forma Net Income

  Pro forma net income for the three months ended March 31, 1998 has been adjusted to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. The pro forma adjustment to executive compensation expense is shown solely as a result of changes in compensation that exist following consummation of the merger. These changes would have resulted in reduced compensation in the pre-merger periods for Peterson executives, although their duties and responsibilities would have been largely unchanged. The pro forma adjustment to income tax expense records the tax effect in 1998 associated with the pro forma compensation expense.

Note 4. Reconciliation to Previously Reported Amounts

  The following table sets forth select quarterly operating information as previously reported and as amended. The amended amounts have been restated to reflect a change in the method of accounting for certain business combinations consummated in the first quarter of 1999. Although these transactions were originally accounted for as poolings of interests, the Company has determined that it should no longer seek to maintain the pooling of interests accounting treatment in light of subsequent events that occurred in the third quarter of 1999.

  The amended amounts also incorporate other adjustments to correct the application of certain accounting principles related to expense recognition.


                                                       Three months ended
                                                            March 31,
                                                       --------------------
                                                        1999         1998
                                                        ----         ----
Total revenue, as previously reported                  $95,956       $78,658
Effect of purchase accounting                          (13,805)      (17,849)
                                                       -------       -------
Total revenue, as amended                              $82,151       $60,809
                                                       =======       =======

Gross profit, as previously reported                   $41,787       $32,614
Effect of purchase accounting                           (7,817)       (7,828)
                                                       -------       -------
Gross profit, as amended                               $33,970       $24,786
                                                       =======       =======

Operating income, as previously reported               $17,411       $10,051
Effect of purchase accounting                           (1,198)       (1,152)
Other adjustments                                         (386)           --
                                                       -------       -------
Operating income, as amended                           $15,827       $ 8,899
                                                       =======       =======

Net income, as previously reported                     $10,521       $ 6,560
Effect of purchase accounting                           (1,367)         (902)
Other adjustments                                         (232)           --
                                                       -------       -------
Net income, as amended                                 $ 8,922       $ 5,658
                                                       =======       =======

Earnings per diluted share as previously reported      $  0.23       $  0.16
Effect of purchase accounting                            (0.02)           --
                                                       -------       -------
Earnings per diluted share, as amended                 $  0.21       $  0.16
                                                       =======       =======

Dilutive shares, as amended                             41,786        35,566

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


Results of Operations

  Revenues. Revenues increased $21.4 million, or 35%, to $82.2 million in the three months ended March 31, 1999 from $60.8 million for the same period in 1998. The growth in revenue was primarily due to expansion of services provided to existing clients, engagements with new clients, continued strong demand for management consulting services in energy based and other network and regulated industries, increased selling and business development efforts and acquisitions.

  During 1999 and 1998, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. The 1999 Acquisitions had pre-acquisition revenues of $13.8 million and $19.1 million for the three months ended March 31, 1999 and 1998, respectively, which were not included in the Company's consolidated results of operations. The 1998 Acquisitions had pre-acquisition revenues of $3.1 million in the first quarter of 1998 which were not included in the Company's consolidated results of operations.

  Reported year over year revenue growth was reduced by the effect of activities of acquired companies which are no longer reflected as ongoing operations and the departures of certain principals of acquired companies during the period prior to acquisition. The results of operations for the first quarter 1998 included revenues of $2.6 million related to the intellectual property group
(IPG) of Peterson and $1.3 million related to Insurance Data Resources, Inc.
(IDR), a subsidiary of Peterson. On July 17, 1998, prior to its acquisition by the Company, four principals and 34 employees of the IPG departed from the firm. On September 1, 1998, subsequent to its acquisition by the Company, IDR was sold for approximately $1.3 million to one of Peterson's then officers at its independently appraised fair market value, which approximated net book value. Management believes that the exclusion of these effects from the pro forma information provided in Note 3 to the Unaudited Consolidated Financial Statements makes period over period comparisons of the pro forma data not meaningful.

  Excluding the effects of acquisitions, the departures of certain principals and the disposal of certain operations of an acquired company, the revenue increase would have been $16.9 million, or 21%, to $96.0 million for the three months ended March 31, 1999 from $79.1 million in the prior year period. This $16.9 million increase was due to selling and business development efforts in support of the Company's strategy to expand the client base and leverage existing client relationships to take advantage of continued strong demand for management consulting services. Consulting engagements with new clients and an increase in the average size of client consulting engagements contributed $8.7 million and $8.2 million, respectively, of the $16.9 million of organic revenue growth in 1999.


  Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased $9.2 million, or 37%, to $34.0 million in the first quarter of 1999 from $24.8 million in the corresponding period in 1998. Higher 1999 revenues contributed $8.7 million, or 95%, of the increase in gross profit for the quarter. The remaining $0.5 million of the increase in gross profit for the quarter reflects a slight increase in gross profit as a percentage of revenues to 41.4% in the three month period ended March 31, 1999, from 40.8% for the same period in 1998. For the first quarter of 1999, gross margin as a percentage of revenue was higher than the prior year due to increased utilization rates and higher billing rates.

  General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. General and administrative expenses for the three months ended March 31, 1999 decreased $0.6 million to $15.3 million, or 19% of revenues, from $15.9 million, or 26% of revenues, in the prior corresponding period. General and administrative expenses for the three months ended March 31, 1998 would have been $14.2 million, or 23% of revenues, had the reported expenses been reduced by $1.7 million to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. After giving retroactive effect to the pro forma reduction of compensation expense in the year earlier period, the Company's general and administrative expenses increased by $1.1 million in the first quarter of 1999. However, these expenses increased at a slower rate than the Company's revenues and overall volume of business, resulting in a 5% improvement in general and administrative expenses as a percent of revenue. This improvement is attributable to economies of scale, increased efficiencies in certain support functions (i.e., human resources, benefits administration and accounting), and reduction of administrative headcount.

  Amortization Expense. The excess of cost over the net assets acquired for the 1999 Acquisitions of approximately $191.3 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years, subject to completion of independent appraisals. The $2.8 million non-cash expense recorded in the first quarter of 1999 represents the pro rata amortization from the respective acquisition dates through March 31, 1999. Amortization would have been approximately $6.8 million had the 1999 acquisitions occurred as of January 1, 1999.

  Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the first quarter of 1999 increased $0.5 million to $1.1 million from $0.6 million in the comparable quarter last year. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense. The larger average cash balance in 1999 was largely the result of $51.0 million in net proceeds from a secondary offering of the Company's common stock completed in November of 1998, partially offset by $8.0 million of negative operating cash flows and $13.3 million of cash used to purchase certain minority interests in a business combination. Interest expense for the first quarter of 1999 were reduced because of the lower average balance of short-term debt outstanding. Short-term debt balances of acquired companies were retired following the acquisition.

  Income Tax Expense. Income tax expense increased $4.2 million to $8.0 million for the first three months of 1999 from $3.8 million in the corresponding period in 1998. The Company's effective income tax rate was 47.3% for the first three months of 1999. The effective rate for this period would be 40.6% excluding the effect of the non-cash, non-deductible amortization expenses resulting from the 1999 acquisitions. The Company's effective income tax rate was 40.1% for the first three months of 1998.

  Net Income. Net Income increased $3.2 million, or 58%, to $8.9 million in the first three months of 1999 from $5.7 million in the year earlier period. Higher 1999 revenues resulted in a $9.2 million increase in gross profits over the prior year. A $0.6 million decrease in general and administrative expenses and a $0.5 million increase in other income added to the higher level of 1999 gross profits. These increases in income were partially offset by an increase in amortization expenses of $2.8 million and an increase in income tax expenses of $4.2 million.

Liquidity and Capital Resources

  Operating activities used net cash of $8.0 million during the quarter ended March 31, 1999. For the period, the primary sources of cash provided by operating activities were net income of $8.9 million, non-cash depreciation of $4.4 million and an increase in income taxes payable of $6.0 million. The higher volume of business in 1999 resulted in increases in accounts receivable for the quarter which negatively affected operating cash flow by $4.0 million. Current liabilities were reduced during the first quarter of 1999 primarily due to payments of prior year annual bonuses. Operating cash flow was negatively affected by decreases in accounts payable and accrued liabilities of $2.3 million, accrued compensation and project costs of $15.3 million, and other current liabilities of $4.1 million.

  Year to date capital spending used net cash flows of $3.0 million, principally to support growth in personnel and services. These investments included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for information management consulting services, and the purchase of an enterprise financial and project software license. Acquisitions of new businesses used approximately $15.0 million of cash in the first quarter of 1999, net of cash acquired.

  Net cash provided by financing activities was $1.4 million in the first three months of 1999. During the quarter, the Company received $1.4 million from transactions related to stock option exercises and the employee stock purchase plan.

  At March 31, 1999, the Company had $1.5 million of short-term debt outstanding under three agreements representing an aggregate $7.0 million line of credit. These lines of credit were collateralized by certain assets of companies acquired in the first quarter of 1999 and, in some cases, guaranteed by former officers of those companies. At March 31, 1999, the Company maintained line of credit agreements in the aggregate amount of $21.0 million expiring at various dates through July 1999. Of that total, $6.6 million was available to secure commercial and standby letters of credit.

  As of March 31, 1999, the Company had approximately $95.3 million in cash and cash equivalents, resulting principally from cash flows from operations and the various public stock offerings during the previous three years. The Company believes that current cash and cash equivalents and future cash flows from operations will provide adequate cash to fund anticipated short-term and long-term cash needs for normal operations, including commitments related to rental expenses under operating leases. As of March 31, 1999, the Company had no long-term debt and no commitments for material capital expenditures, nor would the Company anticipate that existing operations would require such financing or commitments in the normal course of business. In the event that the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of March 31, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

  The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio included in cash equivalents on the consolidated balance sheet. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of March 31, 1999, the Company's investments were primarily limited to fully collateralized, double-A or Triple-A rated securities with maturity dates of 90 days or less. The Company does not expect any loss with respect to its investment portfolio. If interest rates were to average 50 basis points less during the year ending December 31, 1999 than 1998 rates, the Company's interest income would decrease by $0.6 million. This amount was determined by considering the impact of this hypothetical interest rate reduction on the Company's investment portfolio at December 31, 1998. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

  The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    27.1 Financial Data Schedule

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Navigant Consulting, Inc.


Date:  January 21, 2000               By: /s/ James F. Hillman
                                          --------------------
                                            James F. Hillman
                                            Chief Financial Officer