Form 10-Q/A
period 1999-06-30
NAVIGANT CONSULTING INC
filed 2000-01-24
CIK 1019737

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                           NAVIGANT CONSULTING, INC.

                          QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
      December 31, 1998....................................................   3
     Unaudited Consolidated Statements of Operations for the three months
      ended June 30, 1999 and 1998.........................................   4
     Unaudited Consolidated Statements of Operations for the six months
      ended June 30, 1999 and 1998.........................................   5
     Unaudited Consolidated Statements of Cash Flows for the six months
      ended June 30, 1999 and 1998.........................................   6
     Notes to Unaudited Consolidated Financial Statements..................   7
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................   9
 Item 3. Quantitative and Qualitative Disclosures About Market Risk........  12
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings................................................  13
  Item 6. Exhibits and Reports on Form 8-K.................................  13
SIGNATURES.................................................................  14

Explanatory Note

  The purpose of this amendment is to amend our Quarterly Report on Form 10-Q for the period ending June 30, 1999 (the "Original Filing") to make certain changes to the Condensed Consolidated Financial Statements (Item 1), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and the Quantitative and Qualitative Disclosures about Market Risk (Item 3). We are filing this amended Quarterly Report on Form 10-Q/A to restate the Condensed Consolidated Financial Statements correct the application of certain accounting principles related to expense recognition and to reflect a change in the method of accounting for the four business combinations consummated in the first quarter of 1999. Although these transactions were originally accounted for as poolings of interests, the Company has determined that it should no longer seek to maintain the pooling treatment in light of subsequent events that occurred during the third quarter of 1999.

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

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                           NAVIGANT CONSULTING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                   June 30,    December 31,
                       ASSETS                        1999          1998
                                                 -----------  -------------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents....................    $ 99,646       $119,704
  Accounts receivable, net.....................     111,281         80,163
  Prepaid expenses and other...................       7,764          6,979
                                                   --------       --------
     Total current assets......................     218,691        206,846
Property and equipment, net....................      32,151         22,197
Intangible assets, net.........................     181,630             --
Other non-current assets, net..................       1,997          1,474
                                                   --------       --------
     Total assets..............................    $434,469       $230,517
                                                   ========       ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.....    $ 13,604       $ 17,955
  Accrued compensation and project costs.......      33,706         28,142
  Income taxes payable.........................       6,960          2,942
  Deferred income taxes........................       2,661          2,171
  Other current liabilities....................       7,444          9,127
                                                   --------       --------
     Total current liabilities.................      64,375         60,337
Deferred income taxes..........................       3,539          5,276
Other non-current liabilities..................         269             --
                                                   --------       --------
     Total liabilities.........................      68,183         65,613
                                                   --------       --------
Stockholders' equity:
  Common stock.................................          43             38
  Additional paid-in capital...................     322,082        134,624
  Notes receivable from stockholders...........      (3,597)            --
  Retained earnings............................      47,864         30,272
  Accumulated other comprehensive income.......        (106)           (30)
                                                   --------       --------
     Total stockholders' equity................     366,286        164,904
                                                   --------       --------
     Total liabilities and stockholders'
     equity....................................    $434,469       $230,517
                                                   ========       ========

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                   Three months
                                                                      ended
                                                                     June 30,
                                                               --------------------
                                                                  1999       1998
                                                               ---------   --------
Revenues...................................................    $ 103,623   $64,863
  Cost of services.........................................       58,009    37,015
                                                               ---------   -------
Gross profit...............................................       45,614    27,848
  General and administrative expenses......................       20,964    17,747
  Amortization expense.....................................        6,830        --
                                                               ---------   -------
Operating income...........................................       17,820    10,101
  Other income, net........................................       (1,037)     (790)
                                                               ---------   -------
Income before income tax expense...........................       18,857    10,891
  Income tax expense.......................................       10,186     4,233
                                                               ---------   -------
    Net income.............................................    $   8,671   $ 6,658
                                                               =========   =======
Earnings per common share:
  Net income per basic share...............................    $    0.20   $  0.18
  Shares used in computing net income per basic share......       42,540    36,067
  Net income per dilutive share............................    $    0.20   $  0.18
  Shares used in computing net income per dilutive share...       43,508    37,031
Pro forma income data (unaudited):
  Net income as reported...................................    $   8,671   $ 6,658
  Pro forma adjustments to executive compensation expense..           --     2,188
  Pro forma adjustments to income tax expense..............           --      (897)
                                                               ---------   -------
    Pro forma net income...................................    $   8,671   $ 7,949
                                                               =========   =======
    Pro forma net income per basic share...................    $    0.20   $  0.22
    Pro forma net income per dilutive share................    $    0.20   $  0.21
Other comprehensive income:
  Foreign currency translation adjustments.................    $      (8)  $     4
  Comprehensive income.....................................    $   8,663   $ 6,662

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                  Six months ended
                                                                      June 30,
                                                                 -------------------
                                                                   1999       1998
                                                                 ---------  --------
Revenues....................................................     $185,773   $125,672
  Cost of services..........................................      106,190     73,038
                                                                 --------   --------
Gross profit................................................       79,583     52,634
  General and administrative expenses.......................       36,306     33,634
  Amortization expense......................................        9,630         --
                                                                 --------   --------
Operating income............................................       33,647     19,000
  Other income, net.........................................       (2,152)    (1,340)
                                                                 --------   --------
Income before income tax expense............................       35,799     20,340
  Income tax expense........................................       18,206      8,024
                                                                 --------   --------
    Net income..............................................     $ 17,593   $ 12,316
                                                                 ========   ========
Earnings per common share:
  Net income per basic share................................     $   0.43   $   0.35
  Shares used in computing net income per basic share.......       40,971     35,321
  Net income per dilutive share.............................     $   0.41   $   0.34
  Shares used in computing net income per dilutive share....       42,647     36,299
Pro forma income data (unaudited):
  Net income as reported....................................     $ 17,593   $ 12,316
  Pro forma adjustments to executive compensation expense...           --      3,842
  Pro forma adjustments to income tax expense...............           --     (1,575)
                                                                 --------   --------
    Pro forma net income....................................     $ 17,593   $ 14,583
                                                                 ========   ========
    Pro forma net income per basic share....................     $   0.43   $   0.41
    Pro forma net income per dilutive share.................     $   0.41   $   0.40
Other comprehensive income:
  Foreign currency translation adjustments..................     $    (76)  $     (9)
  Comprehensive income......................................     $ 17,517   $ 12,307

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                   Six months ended
                                                                       June 30,
                                                                 --------------------
                                                                    1999       1998
                                                                 --------    --------
Cash flows from operating activities:
  Net income...............................................      $ 17,593    $ 12,316
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................        13,341       2,450
    Deferred income taxes..................................        (2,148)     (1,830)
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable, net.............................        (9,908)    (15,053)
      Prepaid expenses and other...........................           599      (2,341)
      Accounts payable and other accrued liabilities.......        (5,823)       (900)
      Accrued compensation and project costs...............       (13,155)      8,901
      Income taxes payable.................................         3,819      (1,945)
      Other current liabilities............................        (3,054)       (349)
                                                                 --------    --------
        Net cash provided by operating activities..........         1,264       1,249
                                                                 --------    --------
Cash flows from investing activities:
  Purchase of property and equipment.......................        (7,944)     (7,865)
  Acquisition of new businesses, net of cash acquired......       (15,038)         --
  Other, net...............................................           283        (349)
                                                                 --------    --------
        Net cash used in investing activities..............       (22,699)     (8,214)
                                                                 --------    --------
Cash flows from financing activities:
  Issuance of common stock.................................         6,394      38,820
  Payment of short term debt...............................        (1,466)       (170)
  Payments of pre-acquisition undistributed income to
   former shareholders.....................................            --      (5,357)
  Issuance of notes receivable from shareholders...........        (3,550)         --
  Other, net...............................................            (1)      1,102
                                                                 --------    --------
      Net cash provided by (used in) financing
       activities..........................................         8,377      34,395
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents.......       (20,058)     27,430
Cash and cash equivalents, beginning of period.............       119,704      45,867
                                                                 --------    --------
Cash and cash equivalents, end of period...................      $ 99,646    $ 73,297
                                                                 ========    ========
Supplemental information:
 Interest payments.........................................      $    126    $    384
 Income tax payments.......................................      $ 17,051    $ 11,334

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

  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 31, 1999 and as subsequently amended.

Note 2. Business Combinations

  On August 19, 1998, the Company issued 7.3 million shares of common stock (valued at approximately $228.9 million) for substantially all the outstanding common stock of LECG, Inc. (LECG). Additionally, on August 31, 1998, the Company issued 5.6 million shares of common stock (valued at approximately $156.7 million) for substantially all of the outstanding common stock of Peterson Consulting L.L.C., (Peterson). Each of these transactions was accounted for as a pooling of interests and, accordingly, the unaudited consolidated financial statements have been restated as if the companies had been combined for all periods presented. The Company's unaudited consolidated statements of operations for the three months ended June 30, 1998 have been restated to reflect revenues of $37.3 million and net income of $1.9 million for the aggregate of the operations of LECG and Peterson. The Company's unaudited consolidated statements of operations for the six months ended June 30, 1998 have been restated to reflect revenues of $72.6 million and net income of $3.7 million for the aggregate of the operations of LECG and Peterson.

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


                                         Three month period   Six month period
                                           ended June 30,      ended June 30,
                                         ------------------  ------------------
                                            1999      1998      1999      1998
                                         ---------  -------  --------  --------
  Revenue (thousands)..................   $103,623  $85,649  $199,578  $165,516
  Net Income (loss) (thousands)........      8,671      307    14,665      (307)
  Net Income (loss) per Diluted Share..   $   0.20  $  0.01  $   0.32  $  (0.01)

Note 3. Related Party Transactions

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

Note 4. Pro Forma Net Income

  Pro forma net income for the period ended June 30, 1998 has been adjusted to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. The pro forma adjustment to executive compensation expense is shown solely as a result of changes in compensation that exist following consummation of the merger. These changes would have resulted in reduced compensation in the pre-merger periods for Peterson executives, although their duties and responsibilities would have been largely unchanged. The pro forma adjustment to income tax expense records the tax effect in 1998 associated with the pro forma compensation expense.

Note 5. Reconciliation to Previously Reported Amounts

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

  The amended amounts also incorporate other adjustments to correct the application of certain accounting principles related to expense recognition.


                                                                Three months ended       Six months ended
                                                                     June 30,                June 30,
                                                               --------------------     -------------------
                                                                 1999        1998         1999       1998
                                                               --------    --------     --------   --------
Total revenue, as previously reported                          $103,623    $ 84,468     $199,579   $163,126
Effect of purchase accounting                                       --      (19,605)     (13,806)   (37,454)
                                                               --------    --------     --------   --------
Total revenue, as amended                                      $103,623    $ 64,863     $185,773   $125,672
                                                               ========    ========     ========   ========

Gross profit, as previously reported                           $ 45,614    $ 36,567     $ 87,401   $ 69,181
Effect of purchase accounting                                        --      (8,719)      (7,818)   (16,547)
                                                               --------    --------     --------   --------
Gross profit, as amended                                       $ 45,614    $ 27,848     $ 79,583   $ 52,634
                                                               ========    ========     ========   ========

Operating income, as previously reported                       $ 25,046    $ 10,948     $ 42,457   $ 20,999
Effect of purchase accounting                                    (6,830)       (847)      (8,028)    (1,999)
Other adjustments                                                  (396)         --         (782)         0
                                                               --------    --------     --------   --------
Operating income, as amended                                   $ 17,820    $ 10,101     $ 33,647   $ 19,000
                                                               ========    ========     ========   ========

Net Income,
 as previously reported                                        $ 15,738    $  7,480     $ 26,259   $ 14,040
Effect of purchase accounting                                    (6,830)       (822)      (8,197)    (1,724)
Other adjustments                                                  (237)         --         (469)         0
                                                               --------    --------     --------   --------
Net Income, as amended                                         $  8,671    $  6,658     $ 17,593   $ 12,316
                                                               ========    ========     ========   ========

Earnings per diluted share
 as previously reported                                        $   0.36    $   0.18     $   0.59   $   0.35
Effect of purchase accounting                                     (0.16)         --        (0.17)     (0.01)
Other adjustments                                                    --          --        (0.01)        --
                                                               --------    --------     --------   --------
Earnings per diluted share, as amended                         $   0.20    $   0.18     $   0.41   $   0.34
                                                               ========    ========     ========   ========
Dilutive shares, as amended                                      43,508      37,031       42,647     36,299

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

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues. Revenues increased $38.7 million, or 60%, to $103.6 million in the three months ended June 30, 1999 from $64.9 million for the same period in 1998. The growth in revenue was primarily due to expansion of services provided to existing clients, engagements with new clients, continued strong demand for management consulting services in energy based and other network and regulated industries, increased selling and business development efforts and acquisitions.

  During the first three quarters of 1999 and during 1998, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. The 1999 Acquisitions had pre-acquisition revenues of $20.8 million for the three months ended June 30, 1998 which were not included in the Company's consolidated results of operations. The 1998 Acquisitions had pre-acquisition revenues of $2.3 million in the three months ended June 30, 1998 which were not included in the Company's consolidated results of operations.

  Reported year over year revenue growth was reduced by the effect of activities of acquired companies which are no longer reflected as ongoing operations and the departures of certain principals of acquired companies during the period prior to acquisition. The results of operations for the three months ended June 30, 1998 included revenues of $2.0 million related to the intellectual property group (IPG) of Peterson and $1.2 million related to Insurance Data Resources, Inc. (IDR), a subsidiary of Peterson. On July 17, 1998, prior to its acquisition by the Company, four principals and 34 employees of the IPG departed from the firm. On September 1, 1998, subsequent to its acquisition by the Company, IDR was sold for approximately $1.3 million to one of Peterson's then officers at its independently appraised fair market value, which approximated net book value. Management believes that the exclusion of these effects from the pro forma information provided in Note 3 to the Unaudited Consolidated Financial Statements makes period over period comparisons of the pro forma data not meaningful.

  Excluding the effects of acquisitions, the departures of certain principals and the disposal of certain operations of an acquired company, the revenue increase would have been $18.8 million, or 22%, to $103.6 million for the three months ended June 30, 1999 from $84.8 million in the prior year period. The increase of $18.8 million was due to selling and business development efforts in support of the Company's strategy to expand the client base and leverage existing client relationships to take advantage of continued strong demand for management consulting services. Consulting engagements with new clients and an increase in the average size of client consulting engagements contributed $11.0 million and $7.8 million, respectively, of the $18.8 million of organic revenue growth in 1999.

  Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased $17.8 million, or 64%, to $45.6 million in the second quarter of 1999 from $27.8 million in the corresponding period in 1998. Higher 1999 revenues contributed $16.6 million, or 93%, of the increase in gross profit for the quarter. The remaining $1.2 million of the increase in gross profit for the quarter reflects an increase in gross profit as a percentage of revenues to 44.0% in the three month period ended September 30, 1999, from 42.9% for the same period in 1998. The 1999 gross margin as a percentage of revenue was higher than the prior year due to increased utilization rates and higher billing rates.

  General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. General and administrative expenses for the three months ended June 30, 1999 increased $3.3 million to $21.0 million, or 20% of revenues, from $17.7 million, or 27% of revenues, in the prior corresponding period. General and administrative expenses for the three months ended June 30, 1998 would have been $15.5 million, or 24% of revenues, had the reported expenses been reduced by $2.2 million to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. After giving retroactive effect to the pro forma reduction of compensation expense in the year earlier period, the Company's general and administrative expenses increased by $5.5 million in the second quarter of 1999. However, these expenses increased at a slower rate than the Company's revenues and overall volume of business, resulting in a 4% improvement in general and administrative expenses as a percent of revenue. This improvement is attributable to economies of scale, increased efficiencies in certain support functions (i.e., human resources, benefits administration and accounting), and reduction of administrative headcount.

  Amortization Expense. The excess of cost over the net assets acquired for the 1999 acquisitions of approximately $191.8 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years, subject to completion of independent appraisals.

  Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the second quarter of 1999 increased $0.2 million to $1.0 million from $0.8 million in the comparable quarter last year. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense. The larger average cash balance in 1999 was largely the result of $51.0 million in net proceeds from a secondary offering of the Company's common stock completed in November of 1998, partially offset by $13.3 million of cash used to purchase certain minority interests in a business combination. Interest expense for the second quarter of 1999 were reduced because of the lower average balance of short-term debt outstanding. Short-term debt balances of acquired companies were retired following the acquisition.

  Income Tax Expense. Income tax expense increased $6.0 million to $10.2 million for the three months ended June 30, 1999 from $4.2 million in the corresponding period in 1998. The Company's effective income tax rate was 54.0% for the second quarter of 1999. The effective rate for this period would be 39.7% excluding the effect of the non-cash, non-deductible amortization expenses resulting from the 1999 acquisitions. The Company's effective income tax rate was 38.9% for the three months ended June 30, 1998. The lower effective tax rate in 1998 reflects the non-taxable nature of much of the interest income earned on the Company's investments in short-term securities.

  Net Income. Net Income increased $2.0 million, or 30%, to $8.7 million in the three months ended June 30, 1999 from $6.7 million in the year earlier period. Higher 1999 revenues resulted in a $17.8 million increase in gross profits over the prior year. This was largely offset by increases of $3.3 million in general and administrative expenses, $6.8 million in amortization expenses and $6.0 million in income tax expenses.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Revenues. Revenues increased $60.1 million, or 48%, to $185.8 million in the six months ended June 30, 1999 from $125.7 million for the same period in 1998. The growth in revenue was primarily due to expansion of services provided to existing clients, engagements with new clients, continued strong demand for management consulting services in energy based and other network and regulated industries, increased selling and business development efforts and acquisitions. The 1999 Acquisitions had pre-acquisition revenues of $13.8 million and $39.9 million for the six months ended June 30, 1999 and 1998, respectively, which were not included in the Company's consolidated results of operations. The 1998 Acquisitions had pre-acquisition revenues of $5.4 million in the six months ended June 30, 1998 which were not included in the Company's consolidated results of operations. The results of operations for the six months ended June 30, 1998 included revenues of $4.6 million related to the departures of certain principals and the revenues of $2.5 million related to certain disposed operations of Peterson. Excluding the effects of acquisitions, the departures of certain principals and the disposal of certain operations of an acquired company, the revenue increase would have been $35.7 million, or 22%, to $199.6 million for the six months ended June 30, 1999 from $163.9 million in the prior year period. Consulting engagements with new clients and an increase in the average size of client consulting engagements contributed $19.7 million and $16.0 million, respectively, of the $35.7 million of organic revenue growth in 1999.

  Gross Profit. Gross profit increased $27.0 million, or 51%, to $79.6 million in the six months ended June 30, 1999 from $52.6 million in the corresponding period in 1998. Higher 1999 revenues contributed $25.2 million, or 93%, of the increase in gross profit. The remaining $1.8 million of the increase in gross profit reflects an increase in gross profit as a percentage of revenues to 42.8% in the six month period ended June 30, 1999, from 41.9% for the same period in 1998. The 1999 gross margin as a percentage of revenue was higher than the prior year due to increased utilization rates and higher billing rates.

  General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1999 increased $2.7 million to $36.3 million, or 19.5% of revenues, from $33.6 million, or 27% of revenues, in the prior corresponding period. General and administrative expenses for the six months ended June 30, 1998 would have been $29.8 million, or 24% of revenues, had the reported expenses been reduced by $3.8 million to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. After giving retroactive effect to the pro forma reduction of compensation expense in the year earlier period, the Company's general and administrative expenses increased by $5.7 million in the first half of 1999. However, these expenses increased at a slower rate than the Company's revenues and overall volume of business, resulting in a 5% improvement in general and administrative expenses as a percent of revenue. This improvement is attributable to economies of scale, increased efficiencies in certain support functions (i.e., human resources, benefits administration and accounting), and reduction of administrative headcount.

  Amortization Expense. The excess of cost over the net assets acquired for the 1999 acquisitions of approximately $191.3 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years, subject to completion of independent appraisals. The $9.6 million non-cash expense recorded in the first six months of 1999 represents the pro rata amortization from the respective acquisition dates through June 30, 1999. Amortization would have been approximately $13.6 million had the 1999 acquisitions occurred as of January 1, 1999.

  Other Income, Net. Other income, net for the six months ended September 30, 1999 increased $0.9 million to $2.2 million from $1.3 million in the comparable period last year. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense.

  Income Tax Expense. Income tax expense increased $10.2 million to $18.2 million for the six months ended June 30, 1999 from $8.0 million in the corresponding period in 1998. The Company's effective income tax rate was 50.9% for the six months ended June 30, 1999. The effective rate for this period would be 40.1% excluding the effect of the non-cash, non-deductible amortization expenses resulting from the 1999 acquisitions. The Company's effective income tax rate was 39.4% for the six months ended June 30, 1998.

  Net Income. Net Income increased $5.3 million, or 43%, to $17.6 million in the six months ended June 30, 1999 from $12.3 million in the year earlier period. Higher 1999 revenues resulted in a $27.0 million increase in gross profits over the prior year. This was largely offset by increases of $2.7 million in general and administrative expenses, $9.6 million in amortization expenses and $10.2 million in income tax expense.

Liquidity and Capital Resources

  Operating activities provided net cash of $1.3 million during the six months ended June 30, 1999. For the period, the primary sources of cash provided by operating activities were net income of $17.6 million, non-cash depreciation and amortization of $13.3 million and an increase income taxes payable of $3.8 million. The higher volume of business in 1999 resulted in increases in accounts receivable for the quarter which negatively affected operating cash flow by $9.9 million. Operating cash flow was also negatively affected by decreases in accounts payable and accrued liabilities of $5.8 million, accrued compensation and project costs of $13.2 million, and other current liabilities of $3.1 million.

Year to date capital spending used net cash flows of $7.9 million, principally to support growth in personnel and services. These investments included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for information management consulting services, and the purchase and implementation of an enterprise financial and project software system. Acquisitions of new businesses used approximately $15.0 million in the first six months of 1999, net of cash acquired.

  Net cash provided by financing activities was $1.4 million in the first six months of 1999. During the quarter, the Company received $6.4 million from transactions related to stock option exercises and the employee stock purchase plan. Cash flows used by financing activities included $1.5 million of net payments of short term debt and $3.6 million of notes receivable from shareholders. At June 30, 1999, the Company had no short-term debt outstanding. At June 30, 1999, the Company maintained line of credit agreements in the aggregate amount of $21.0 million expiring at various dates through July 1999.

  As of June 30, 1999, the Company had $99.6 million in cash and cash equivalents, resulting principally from cash flows from operations and the various public stock offerings during the previous three years. The Company believes that current cash and cash equivalents and future cash flows from operations will provide adequate cash to fund anticipated short-term and long-term cash needs for normal operations, including commitments related to rental expenses under operating leases. As of June 30, 1999, the Company had no long-term debt and no commitments for material capital expenditures, nor would the Company anticipate that existing operations would require such financing or commitments in the normal course of business. In the event that the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of June 30, 1999.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

  The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio included in cash equivalents on the consolidated balance sheet. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of June 30, 1999, the Company's investments were primarily limited to fully collateralized, double-A or Triple-A rated securities with maturity dates of 90 days or less. The Company does not expect any loss with respect to its investment portfolio. If interest rates were to average 50 basis points less during the year ending December 31, 1999 than 1998 rates, the Company's interest income would decrease by $0.6 million. This amount was determined by considering the impact of this hypothetical interest rate reduction on the Company's investment portfolio at December 31, 1998. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

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

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

          (27) Financial Data Schedule

  (b) Reports on Form 8-K.

  On June 9, 1999, Navigant Consulting, Inc. (the "Company"), formerly the Metzler Group, filed an interim Report on Form 8-K which included restated selected financial data, unaudited quarterly financial information, and consolidated financial statements for three acquisitions that were consummated in the first quarter of 1999 following the pooling of interests method of accounting. Subsequent to the filing of that interim report, the Company determined that it should no longer seek to maintain the pooling of interests treatment in light of subsequent events that occurred in the third quarter of 1999. Although, these 1999 transactions were originally accounted for properly as poolings-of-interests, the disclosures, financial data and financial statements referring to these acquisitions as poolings have been superseded and all of the acquisitions consummated in the first quarter of 1999 will be accounted for under the purchase method of accounting.

  As a result, the information regarding the Company's financial condition as of December 31, 1998 and 1997, and results of operations for each of the three years in the period ended December 31, 1998, can be found in the Company's Annual Report on Form 10-K, as filed on March 31, 1999 and as subsequently amended.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Navigant Consulting, Inc.



                               /s/ James F. Hillman
                           By: _______________________
                               James F. Hillman
                               Chief Financial Officer

Date: January 21, 2000