Form 10-Q/A
period 1999-09-30
NAVIGANT CONSULTING INC
filed 2000-01-24
CIK 1019737

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

                           NAVIGANT CONSULTING, INC.

                       QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                                    Page
                                                                                    ----
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements
     Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
       December 31, 1998.....................................................        3
     Unaudited Consolidated Statements of Operations for the three months
       ended September 30, 1999 and 1998.....................................        4
     Unaudited Consolidated Statements of Operations for the nine months
       ended September 30, 1999 and 1998.....................................        5
     Unaudited Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1999 and 1998.....................................        6
     Notes to Unaudited Consolidated Financial Statements....................        7
   Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................       10
   Item 3. Quantitative and Qualitative Disclosures About Market Risk........       13

PART II--OTHER INFORMATION
   Item 1. Legal Procedings..................................................       14

SIGNATURES...................................................................       15

Explanatory Note

  The purpose of this amendment is to amend our Quarterly Report on Form 10-Q for the period ending September 30, 1999 (the "Original Filing") to make certain changes to the Condensed Consolidated Financial Statements (Item 1), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) and the Quantitative and Qualitative Disclosures about Market Risk (Item 3). We are filing this amended Quarterly Report on Form 10-Q/A to restate the Condensed Consolidated Financial Statements to correct the application of certain accounting principles related to recognition of revenues and expenses and related to the third quarter acquisitions and to reflect a change in the method of accounting for the four business combinations consummated in the first quarter of 1999. Although these transactions were originally accounted for as poolings of interests, the Company has determined that it should no longer seek to maintain the pooling treatment in light of subsequent events that occurred during the third quarter of 1999.

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

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                           NAVIGANT CONSULTING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                September 30,  December 31,
                  ASSETS                             1999           1998
                  ------                        -------------  ------------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents....................     $ 83,367      $119,704
  Accounts receivable, net.....................      118,218        80,163
  Prepaid expenses and other...................        7,668         6,979
                                                    --------      --------
    Total current assets.......................      209,253       206,846
Property and equipment, net....................       34,343        22,197
Intangible assets, net.........................      187,083            --
Other non-current assets, net..................        2,015         1,474
                                                    --------      --------
    Total assets...............................     $432,694      $230,517
                                                    ========      ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Short-term debt..............................     $  1,440      $     --
  Accounts payable and accrued liabilities.....       13,222        17,955
  Accrued compensation and project costs.......       32,497        28,142
  Income taxes payable.........................        4,903         2,942
  Deferred income taxes........................        2,130         2,171
  Other current liabilities....................       23,962         9,127
                                                    --------      --------
    Total current liabilities..................       78,154        60,337
Deferred income taxes..........................        1,854         5,276
Other non-current liabilities..................          359            --
                                                    --------      --------
    Total liabilities..........................       80,367        65,613
                                                    --------      --------
Stockholders' equity:
  Common stock.................................           43            38
  Additional paid-in capital...................      335,283       134,624
  Treasury stock...............................      (18,943)           --
  Notes receivable from stockholders...........      (20,711)           --
  Retained earnings............................       56,788        30,272
  Accumulated other comprehensive income.......         (133)          (30)
                                                    --------      --------
    Total stockholders' equity.................      352,327       164,904
                                                    --------      --------
    Total liabilities and stockholders' equity.     $432,694      $230,517
                                                    ========      ========

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)


                                                                              Three months
                                                                                 ended
                                                                             September 30,
                                                                         --------------------
                                                                            1999       1998
                                                                         ----------  --------
Revenues.....................................................            $106,185    $68,311
  Cost of services...........................................              60,468     39,320
                                                                          -------    -------
Gross profit.................................................              45,717     28,991
  General and administrative expenses........................              21,077     13,304
  Amortization expense.......................................               6,830         --
  Merger-related cost (benefit)..............................              (1,366)    12,778
  Restructuring and other charges............................               1,160         --
                                                                          -------    -------
Operating income.............................................              18,016      2,909
  Other income, net..........................................              (1,218)      (538)
                                                                          -------    -------
Income before income tax expense.............................              19,234      3,447
  Income tax expense.........................................              10,310     10,420
                                                                          -------    -------
    Net income (loss)........................................             $ 8,924    $(6,973)
                                                                          =======    =======
Earnings per common share:
  Net income (loss) per basic share..........................             $  0.21    $ (0.19)
  Shares used in computing net income per basic share........              42,666     36,129
  Net income (loss) per dilutive share.......................             $  0.20    $ (0.19)
  Shares used in computing net income per dilutive share.....              45,357     36,129
Pro forma income data:
  Net income (loss) as reported..............................             $ 8,924    $(6,973)
  Pro forma adjustments to income tax expense................                  --      7,200
                                                                          -------    -------
    Pro forma net income.....................................             $ 8,924    $   227
                                                                          =======    =======
    Pro forma net income per basic share.....................             $  0.21    $  0.01
    Pro forma net income per dilutive share..................             $  0.20    $  0.01
Other comprehensive income:
  Foreign currency translation adjustments...................             $   (27)   $    17
  Comprehensive income (loss)................................             $ 8,897    $(6,956)

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                Nine months ended
                                                                  September 30,
                                                               --------------------
                                                                 1999        1998
                                                               ---------   ---------
Revenues....................................................   $291,958     $193,983
  Cost of services..........................................    166,658      112,358
                                                               --------     --------
Gross profit................................................    125,300       81,625
  General and administrative expenses........................    57,384       46,938
  Amortization expense.......................................    16,460           --
  Merger-related cost (benefit)..............................    (1,366)      12,778
  Restructuring and other charges............................     1,160           --
                                                               --------     --------
Operating income.............................................    51,662       21,909
  Other income, net..........................................    (3,370)      (1,878)
                                                               --------     --------
Income before income tax expense.............................    55,032       23,787
  Income tax expense.........................................    28,516       18,444
                                                               --------     --------
    Net income..............................................   $ 26,516     $  5,343
                                                               ========     ========
Earnings per common share:
  Net income per basic share.................................  $   0.64     $   0.15
  Shares used in computing net income per basic share........    41,536       35,590
  Net income per dilutive share..............................  $   0.61     $   0.15
  Shares used in computing net income per dilutive share.....    43,550       36,540
Pro forma income data:
  Net income as reported....................................   $ 26,516     $  5,343
  Pro forma adjustments to executive compensation expense....        --        2,267
  Pro forma adjustments to income tax expense................        --        7,200
                                                               --------     --------
    Pro forma net income....................................   $ 26,516     $ 14,810
                                                               ========     ========
    Pro forma net income per basic share.....................  $   0.67     $   0.42
    Pro forma net income per dilutive share..................  $   0.64     $   0.41
Other comprehensive income:
  Foreign currency translation adjustments...................  $   (103)    $      8
  Comprehensive income......................................   $ 26,413     $  5,351

                           NAVIGANT CONSULTING, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                               Nine months ended
                                                                                 September 30,
                                                                             ---------------------
                                                                              1999          1998
                                                                             -------      --------
Cash flows from operating activities:

  Net income.............................................................    $26,516      $5,343
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................     22,651       3,796
    Deferred income taxes................................................     (4,380)      2,560
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable, net...........................................    (12,977)    (18,042)
      Prepaid expenses and other.........................................        786      (2,712)
      Accounts payable and other accrued liabilities.....................     (6,289)      8,327
      Accrued compensation and project costs.............................    (14,604)     10,936
      Income taxes payable...............................................      1,807      (1,420)
      Other current liabilities..........................................       (698)      8,232
                                                                             -------     -------
        Net cash provided by operating activities........................     12,812      17,020
                                                                             -------     -------
Cash flows from investing activities:
  Purchase of property and equipment.....................................    (12,065)    (10,355)
  Acquisition of businesses, net of cash acquired........................    (29,810)         --
  Other, net.............................................................        389        (554)
                                                                             -------     -------
        Net cash used in investing activities............................    (41,486)    (10,909)
                                                                             -------     -------
Cash flows from financing activities:
  Issuance of common stock...............................................     19,481      39,831
  Payment of short-term debt.............................................     (1,466)       (216)
  Purchase of certain minority interests in business
   combinations..........................................................         --     (18,851)
  Stock repurchases, net of obligations for deferred
   settlements...........................................................     (5,128)         --
  Payments of pre-acquisition undistributed income to former
   shareholders..........................................................         --      (6,079)
  Issuance of notes receivable from shareholders.........................    (20,550)         --
  Collection of notes receivable from shareholders.......................         --       2,121
  Other, net.............................................................         --       1,412
                                                                             -------     -------
        Net cash provided by (used in) financing activities..............     (7,663)     18,218
                                                                             -------     -------
Net increase (decrease) in cash and cash equivalents.....................    (36,337)     24,329
Cash and cash equivalents, beginning of period...........................    119,704      45,867
                                                                             -------     -------
Cash and cash equivalents, end of period.................................    $83,367     $70,196
                                                                             =======     =======
Supplemental information:
  Interest payments......................................................    $   173     $   562
  Income tax payments....................................................     27,229     $15,783

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

Note 2. Business Combinations and Acquisition of Intangible Assets

  On August 19, 1998, the Company issued 7.3 million shares of common stock (valued at approximately $228.9 million) for substantially all the outstanding common stock of LECG, Inc. (LECG). Additionally, on August 31, 1998, the Company issued 5.6 million shares of common stock (valued at approximately $156.7 million) for substantially all of the outstanding common stock of Peterson Consulting L.L.C., (Peterson). Each of these transactions was accounted for as a pooling of interests and, accordingly, the unaudited consolidated financial statements have been restated as if the companies had been combined for all periods presented. The Company's consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 1998 have been restated to reflect revenues of $25.3 million and $97.9 million, respectively and net income of $2.4 million and $6.1 million, respectively, for the aggregate of the operations of LECG and Peterson.

  During 1998, the Company completed six additional transactions (collectively, the "1998 Acquisitions"), for which the Company issued 1.2 million shares in the aggregate (valued at approximately $35.3 million). These transactions were accounted for as poolings of interests. The stockholders' equity and the operations of these businesses were not significant, individually or in the aggregate, in relation to those of the Company. As such, the Company recorded the combinations by restating stockholders' equity as of the effective date of each acquisition without restating prior period financial statements. The consolidated financial statements for 1998 reflect the results of operations of American Corporate Resources, Inc., AUC Management Consultants, Inc., and Hydrologic Consultants, Inc. beginning on April 3, 1998; the results of operations of Vision Trust, Inc. beginning on June 1, 1998; and the results of operations of Saraswati Systems Corporation, Inc. and Applied Health Outcomes, Inc. beginning on September 1, 1998. The Company acquired assets of $1.4 million and assumed liabilities of $1.9 million, in the aggregate, in connection with the 1998 Acquisitions. There were no pre-acquisition intercompany transactions between the Company and the 1998 Acquisitions. The 1998 Acquisitions provide consulting services and their operations were generally consistent with those previously provided by the Company. Following the acquisition, the new businesses no longer operated as independent businesses, but instead were incorporated into the Company's general operations.

  During 1999, the Company acquired six companies (collectively, the "1999 Acquisitions"): Strategic Decisions Group, Inc. (SDG), Triad International, Inc.
(TII), GeoData Solutions, Inc. (GDS), Dowling & Associates, Inc. (DAI), Penta Advisory Services LLC (PAS), and Scope International, Inc. (SII). On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at approximately $123.7 million) for substantially all of the outstanding common stock of SDG and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of TII, GDS and DAI in exchange for 1.8 million shares of the Company's common stock (valued at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of PAS and the stock of SII for a total cash purchase price of $15.1 million. The purchase agreements also provide for additional payments, payable in cash or Company common stock, over the next two to five years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill.
There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

All six of the 1999 Acquisitions provide consulting services and their operations were generally consistent with the Company's. Following the acquisition, the new businesses no longer operated as independent businesses, but instead are incorporated into the Company's general operations.

The 1999 Acquisitions have been accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Certain assets acquired of $36.1 million and liabilities assumed of $30.2 million have been recorded at their estimated fair values, and are subject to adjustment when an independent appraisal concerning tangible and intangible asset valuations is finalized. The excess of cost over the net assets acquired of approximately $203.5 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years, subject to completion of the independent appraisals.

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

                                             Three month period   Nine month period
                                             ended September 30,  ended September 30,
                                             -------------------  -------------------
                                                1999      1998      1999       1998
                                             ----------  -------  ---------  --------
      Revenue (thousands)..................    $109,014  $93,955   $312,826  $263,449
      Net Income (loss) (thousands)........       8,704  (13,349)    23,331   (14,227)
      Net Income (loss) per Diluted Share..    $   0.19  $ (0.33)  $   0.50  $   (.35)


Note 3. Related Party Transactions

  In April 1999, Mr. Maher, the Company's Chairman and Chief Executive Officer at that time, borrowed $2.7 million from the Company so that he could exercise his then-vested options. Mr. Maher exercised all 112,500 of his then-vested options at an exercise price of $24.00 per share. In August 1999, Mr. Maher borrowed an additional $10 million from the Company. The applicable interest rate for these notes was 5.75%, payable annually. In November 1999, the Company received from Mr. Maher 605,684 shares of the Company's common stock with a then market value of $12.9 million as payment for the principal amount of the notes plus accrued interest.

  In April 1999, Mr. Cain and Mr. Demirjian, respectively the Company's Chief Administrative Officer and the Company's General Counsel at that time, each borrowed $425,063 from the Company to exercise all 18,750 of their then-vested options at an exercise price of $22.67 per share. The notes which evidence these borrowings are full recourse, are due on or before the third anniversary date and bear interest at a rate equal to 5.75%, payable annually. The notes were accompanied by pledge agreements which pledge the exercised options shares as collateral security for repayment of the notes, which shares are currently held by the Company.

  In late August, Mr. Cain, Mr. Demirjian and Mr. Kingsbury (the Company's Chief Financial Officer at that time) borrowed $2.625 million, $2.625 million and $1.75 million, respectively, from the Company related to their purchases of 75,000, 75,000 and 50,000 shares, respectively, of the Company's common stock from third parties at $35 per share. The notes which evidence these borrowings are full recourse, are due on or before the third anniversary date and bear interest at a rate equal to 5.75%, payable annually. These notes were accompanied by pledge agreements which pledge the shares as collateral security for repayment of the notes, which shares are not currently held by the Company.

Note 4. Pro Forma Net Income

  Pro forma net income for the nine month period ended September 30, 1998 has been adjusted to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. The pro forma adjustment to executive compensation expense, net of related tax effects, is shown solely as a result of changes in compensation that exist following consummation of the merger. These changes would have resulted in reduced compensation in the pre-merger periods for Peterson executives, although their duties and responsibilities would have been largely unchanged. The pro forma adjustment to income tax expense represents a reduction of income tax expense to exclude the effect of the one-time, non-cash charge which resulted from the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes.

Note 5. Treasury Share Transactions

  During the third quarter the Company purchased 471,000 of its shares in private transactions with employees. These shares have been recorded at the fair market value as of the transaction date. Additionally, as of November 4, 1999, the Company purchased 1 million of its shares in the open market.


Note 6. Subsequent Event

  On November 5, 1999, the Company acquired The Barrington Consulting Group, Inc. (Barrington) for $13 million in net cash plus an additional amount of between $7.75 million and $15.5 million, payable in cash or stock in two installments over two years, contingent upon future performance. Certain operations of Barrington in Boston, Pittsburgh, and New York were not included in the acquisition. Excluding these operations, Barrington's 1999 revenues are estimated to be approximately $15 million. Barrington provides consulting services and its operations are generally consistent with the Company's. Following the acquisition, Barrington will no longer operated as independent businesses, but instead be incorporated into the Company's general operations. The excess of cost over the net assets acquired will be recorded as intangible assets, including goodwill, subject to completion of the independent appraisal.


Note 7. Reconciliation to Previously Reported Amounts

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

  The amended amounts also incorporate other adjustments to correct the application of certain accounting principles related to revenue and expense recognition and related to the third quarter acquisitions.


                                                                Three months ended    Nine months ended
                                                                   September 30,        September 30,
                                                                ------------------   -------------------
                                                                  1999       1998       1999       1998
                                                                --------   --------   --------   --------
Total revenue, as previously reported                           $111,020   $ 90,711   $310,599   $253,837
Effect of purchase accounting                                        --     (22,400)   (13,806)   (59,854)
Other adjustments                                                 (4,835)        --     (4,835)        --
                                                                --------   --------   --------   --------
Total revenue, as amended                                       $106,185   $ 68,311   $291,958   $193,983
                                                                ========   ========   ========   ========

Gross profit, as previously reported                            $ 48,843   $ 38,848   $136,244   $108,030
Effect of purchase accounting                                         --     (9,857)    (7,818)   (26,405)
Other adjustments                                                 (3,126)        --     (3,126)         0
                                                                --------   --------   --------   --------
Gross profit, as amended                                        $ 45,717   $ 28,991   $125,300   $ 81,625
                                                                ========   ========   ========   ========

Operating income, as previously reported                        $ 27,796   $  4,285   $ 70,253   $ 25,285
Effect of purchase accounting                                     (6,830)    (1,376)   (14,859)    (3,376)
Other adjustments                                                 (2,950)        --     (3,732)        --
                                                                --------   --------   --------   --------
Operating income, as amended                                    $ 18,016   $  2,909   $ 51,662   $ 21,909
                                                                ========   ========   ========   ========

Net Income (loss),
 as previously reported                                         $ 17,504   $ (5,906)  $ 43,764   $  8,135
Effect of purchase accounting                                     (6,830)    (1,067)   (15,029)    (2,792)
Other adjustments                                                 (1,750)        --     (2,219)        --
                                                                --------   --------   --------   --------
Net Income (loss), as amended                                   $  8,924   $ (6,973)  $ 26,516   $  5,343
                                                                ========   ========   ========   ========

Earnings per diluted share
 as previously reported                                         $   0.39   $  (0.14)  $   0.98   $   0.20
Effect of purchase accounting                                      (0.15)     (0.05)     (0.33)     (0.05)
Other adjustments                                                  (0.04)        --      (0.04)        --
                                                                --------   --------   --------   --------
Earnings per diluted share, as amended                          $   0.20   $  (0.19)  $   0.61   $   0.15
                                                                ========   ========   ========   ========
Dilutive shares, as amended                                       45,357     36,129     43,550     36,540

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues. Revenues increased $37.9 million, or 55%, to $106.2 million in the three months ended September 30, 1999 from $68.3 million for the same period in 1998. The growth in revenue was primarily due to expansion of services provided to existing clients, engagements with new clients, continued strong demand for management consulting services in energy based and other network and regulated industries, increased selling and business development efforts and acquisitions.

  During 1999 and 1998, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. The 1999 Acquisitions had pre-acquisition revenues for the three months ended September 30, 1999 and 1998 of $2.8 million and $25.7 million, respectively, which were not included in the Company's consolidated results of operations. The 1998 Acquisitions had pre-acquisition revenues of $1.7 million in the three months ended September 30, 1998 which were not included in the Company's consolidated results of operations.

  Reported year over year revenue growth was reduced by the effect of activities of acquired companies which are no longer reflected as ongoing operations and the departures of certain principals of acquired companies during the period prior to acquisition. The results of operations for the three months ended September 30, 1998 included revenues of $0.6 million related to the intellectual property group (IPG) of Peterson and $1.0 million related to Insurance Data Resources, Inc. (IDR), a subsidiary of Peterson. On July 17, 1998, prior to its acquisition by the Company, four principals and 34 employees of the IPG departed from the firm. On September 1, 1998, subsequent to its acquisition by the Company, IDR was sold for approximately $1.3 million to one of Peterson's then officers at its independently appraised fair market value, which approximated net book value. Management believes that the exclusion of these effects from the pro forma information provided in Note 3 to the Unaudited Consolidated Financial Statements makes period over period comparisons of the pro forma data not meaningful.

  Excluding the effects of acquisitions, the departures of certain principals and the disposal of certain operations of an acquired company, the revenue increase would have been $14.9 million, or 16%, to $109.0 million for the three months ended September 30, 1999 from $94.1 million in the prior year period. The increase of $14.9 million was due to selling and business development efforts in support of the Company's strategy to expand the client base and leverage existing client relationships to take advantage of continued strong demand for management consulting services. Consulting engagements with new clients and an increase in the average size of client consulting engagements contributed $14.2 million and $0.7 million, respectively, of the $14.9 million of organic revenue growth in 1999.

  Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit increased $16.7 million, or 58%, to $45.7 million in the third quarter of 1999 from $29.0 million in the corresponding period in 1998. Higher 1999 revenues contributed $16.1 million, or 96%, of the increase in gross profit for the quarter. The remaining $0.6 million of the increase in gross profit for the quarter reflects an increase in gross profit as a percentage of revenues to 43.1% in the three month period ended September 30, 1999, from 42.4% for the same period in 1998. The 1999 gross margin as a percentage of revenue was higher than the prior year due to increased utilization rates and higher billing rates.

  General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. General and administrative expenses for the three months ended September 30, 1999 increased $7.8 million to $21.1 million, or 19.9% of revenues, from $13.3 million, or 19.5% of revenues, in the prior corresponding period. The higher level of 1999 revenue and business volume would account for $7.4 million, or 95%, of the increase in general and administrative expenses for the period. The remaining increase reflects additional costs associated with the consolidation of certain accounting and human resources functions during the three months ended September 30, 1999.

  Amortization Expense. The excess of cost over the net assets acquired for the 1999 acquisition of approximately $203.5 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years, subject to completion of independent appraisals. The $6.8 million non-cash expense recorded in the third quarter would have been approximately $0.4 million higher had all of the 1999 acquisitions occurred as of July 1, 1999.

  Merger-Related Cost (Benefit). In the third quarter of 1998, the Company incurred merger-related costs of $12.8 million related to the acquisitions of LECG and Peterson, which were accounted for as poolings of interests. These costs included legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities. The Company has reviewed the merger-related accruals and determined that certain amounts previously accrued are no longer necessary given subsequent acquisition activity and changes in the Company's organizational structure. The results of operations for the three months ended September 30, 1999 reflect a benefit of $1.4 million for the reversal of the previously accrued amounts.

  Restructuring and Other Charges. The Company recognized $1.2 million of expense in the third quarter of 1999 for employee separations associated with consolidation of certain accounting and human resources functions. In July 1999, the Company announced a restructuring initiative and offered involuntary severance packages to 73 employees in the administrative, accounting and human resources functions.

  Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the third quarter of 1999 increased $0.7 million to $1.2 million from $0.5 million in the comparable quarter last year. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense. The larger average cash balance in 1999 was largely the result of $51.0 million in net proceeds from a secondary offering of the Company's common stock completed in November of 1998, partially offset by $13.3 million of cash used to purchase certain minority interests in a business combination.

  Income Tax Expense. Income tax expense decreased $0.1 million to $10.3 million for the three months ended September 30, 1999 from $10.4 million in the corresponding period in 1998. The Company's effective income tax rate was 53.6% for the third quarter of 1999. The effective rate for this period would be 39.6% excluding the effect of the non-cash, non-deductible amortization expenses resulting from the 1999 acquisitions. The Company's effective income tax rate for the three months ended September 30, 1998 would have been 38.4% excluding the effect of the one-time, non-cash charge to income tax expense of $7.2 million related to the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes and the effect of certain merger-related costs resulting from the mergers completed during the third quarter of 1998 that are not tax deductible.

  Net Income. Net Income increased $15.9 million to $8.9 million in the three months ended September 30, 1999 from a loss of $7.0 million in the year earlier period. Much of the increase is due to the lower level of merger-related costs in 1999. Higher 1999 revenues resulted in a $16.7 million increase in gross profits over the prior year, largely offset by increases of $7.8 million in general and administrative expense and $6.8 million in amortization expenses.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

  Revenues. Revenues increased $98.0 million, or 51%, to $292.0 million in the nine months ended September 30, 1999 from $194.0 million for the same period in 1998. The growth in revenue was primarily due to expansion of services provided to existing clients, engagements with new clients, continued strong demand for managment consulting services in energy based and other network and regulated industries, increased selling and business development efforts and acquisitions. The 1999 Acquisitions had pre-acquisition revenues of $20.8 million and $66.0 million for the nine months ended September 30, 1999 and 1998, respectively, which were not included in the Company's consolidated results of operations. The 1998 Acquisitions had pre-acquisition revenues of $7.1 million in the nine months ended September 30, 1998 which were not included in the Company's consolidated results of operations. The results of operations for the nine months ended September 30, 1998 included revenues of $5.3 million related to the departures of certain principals and revenues of $3.4 million related to certain disposed operations of Peterson. Excluding the effects of acquisitions, the departures of certain principals and the disposal of certain operations of an acquired company, the revenue increase would have been $54.4 million, or 21%, to $312.8 million for the nine months ended September 30, 1999 from $258.4 million in the prior year period. Consulting engagements with new clients and an increase in the average size of client consulting engagements contributed $36.4 million and 18.0 million, respectively, of the $54.4 million of organic revenue growth in 1999.

  Gross Profit. Gross profit increased $43.7 million, or 54%, to $125.3 million in the nine months ended September 30, 1999 from $81.6 million in the corresponding period in 1998. Higher 1999 revenues contributed $41.2 million, or 94%, of the increase in gross profit. The remaining $2.5 million of the increase in gross profit reflects an increase in gross profit as a percentage of revenues to 42.9% in the nine month period ended September 30, 1999, from 42.1% for the same period in 1998. The 1999 gross margin as a percentage of revenue was higher than the prior year due to increased utilization rates and higher billing rates.

  General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1999 increased $10.5 million to $57.4 million, or 19.7% of revenues, from $46.9 million, or 24.2% of revenues, in the prior corresponding period. General and administrative expenses for the nine months ended September 30, 1998 would have been $43.1 million, or 22% of revenues, had the reported expenses been reduced by $3.8 million to reflect the impact of a Peterson executive compensation plan adopted pursuant to the acquisition in 1998. After giving retroactive effect to the pro forma reduction of compensation expense in the year earlier period, the Company's general and administrative expenses increased by $14.3 million in the first nine months of 1999. However, these expenses increased at a slower rate than the Company's revenues and overall volume of business, resulting in a 2.5% improvement in general and administrative expenses as a percent of revenue. This improvement is attributable to economies of scale, increased efficiencies in certain support functions (i.e., human resources, benefits administration and accounting), and reduction of administrative headcount.

  Amortization Expense. The excess of cost over the net assets acquired for the 1999 acquisition of approximately $203.5 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years, subject to completion of independent appraisals. The $16.5 million non-cash expense recorded in 1999 represents the pro rata amortization from the respective acquisition dates through September 30, 1999. Amortization would have been approximately $21.8 million had the 1999 acquisitions occurred as of January 1, 1999.

  Merger-Related Cost (Benefit). In the third quarter of 1998, the Company incurred merger-related costs of $12.8 million related to the acquisitions of LECG and Peterson, which were accounted for as poolings of interests. These costs included legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities. The Company has reviewed the merger-related accruals and determined that certain amounts previously accrued are no longer necessary given subsequent acquisition activity and changes in the Company's organizational structure. The results of operations for the three months ended September 30, 1999 reflect a benefit of $1.4 million for the reversal of the previously accrued amounts.

  Restructuring and Other Charges. The Company recognized $1.2 million of expense in the third quarter of 1999 for employee separations associated with consolidation of certain accounting and human resources functions. In July 1999, the Company announced a restructuring initiative and offered involuntary severance packages to 73 employees in the administrative, accounting and human resources functions.

  Other Income, Net. Other income, net for the nine months ended September 30, 1999 increased $1.5 million to $3.4 million from $1.9 million in the comparable period last year. The increase is the result of higher interest income due to larger average cash balances outstanding during the period and a reduction in interest expense.

  Income Tax Expense. Income tax expense increased $10.1 million to $28.5 million for the nine months ended September 30, 1999 from $18.4 million in the corresponding period in 1998. The Company's effective income tax rate was 51.8% for the nine months ended September 30, 1999. The effective rate for this period would be 39.9% excluding the effect of the non-cash, non-deductible amortization expenses resulting from the 1999 acquisitions. The Company's effective income tax rate for the nine months ended September 30, 1998 would have been 38.6% excluding the effect of the one-time, non-cash charge to income tax expense of $7.2 million related to the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes and the effect of certain merger-related costs resulting from the mergers completed during the third quarter of 1998 that are not tax deductible.

  Net Income. Net Income increased $21.2 million, or 400%, to $26.5 million in the nine months ended September 30, 1999 from $5.3 million in the year earlier period. Much of the increase is due to the lower level of merger-related costs in 1999. Higher 1999 revenues resulted in a $43.7 million increase in gross profits over the prior year. This was largely offset by increases of $10.5 million in general and administrative expense, $16.5 million in amortization expenses and $10.1 million in income tax expense.

Liquidity and Capital Resources

  As of September 30, 1999, the Company had $83.4 million in cash and cash equivalents and working capital of $131.1 million. The Company's primary source of liquidity has been cash provided by cash flows from operations and the various public stock offerings during the previous three years.

  Net cash provided by operating activities was $12.8 million during the nine months ended September 30, 1999. For the period, the primary sources of cash provided by operating activities were net income of $26.5 million adjusted for non-cash depreciation and amortization of $22.7 million. The higher volume of business in 1999 resulted in increases in accounts receivable for the year which negatively affected operating cash flow by $13.0 million. Operating cash flow was also negatively affected by decreases in accounts payable and accrued liabilities of $6.3 million, accrued compensation and project costs of $14.6 million, and current and deferred tax payables of $4.4 million.

  Year to date the Company has used $12.0 million for capital spending to support growth in personnel and services. The investments to support growth in personnel and services included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for information management consulting services and the purchase and implementation of enterprise financial and project software system. The Company used $29.8 million in cash during 1999 in conjunction with the 1999 acquisitions.

  Net cash used by financing activities was $7.7 million in the nine months ended September 30, 1999. During the year, the Company received net cash and related tax benefits of $19.5 million from transactions related to stock option exercises and employee stock purchases. Borrowings by shareholders used approximately $20.6 million of funds during the year.

and $5.1 million for the repurchase of stock, net of obligations for deferred settlements.

  During the quarter ended September 30, 1999, the Company increased the unsecured revolving line of credit with LaSalle Bank to $50 million, which bears interest at prime or LIBOR plus 1.0%. The line of credit expires in May 2000. There were no borrowings outstanding under the line of credit at September 30, 1999. The Company intends to utilize this line of credit to finance short-term working capital needs or to finance short-term cash acquisition needs. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated short-term and long-term cash needs for normal operations, including commitments related to rental expenses under operating leases and possible contingent payments resulting from the purchases of Penta and Scope. In the event that the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of September 30, 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

  The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio included in cash equivalents on the consolidated balance sheet. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of September 30, 1999, the Company's investments were primarily limited to fully collateralized, double-A or Triple-A rated securities with maturity dates of 90 days or less. The Company does not expect any loss with respect to its investment portfolio. If interest rates were to average 50 basis points less during the year ending December 31, 1999 than 1998 rates, the Company's interest income would decrease by $0.6 million. This amount was determined by considering the impact of this hypothetical interest rate reduction on the Company's investment portfolio at December 31, 1998. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

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

Date: January 21, 2000