Form 10-K405
period 1999-12-31
NAVIGANT CONSULTING INC
filed 2000-03-29
CIK 1019737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE
   ACT OF 1934

                          Commission File No. 0-28830

                               ----------------

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

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

             Title of Each Class                 Name of Each Exchange on Which Registered
             -------------------                 -----------------------------------------
  Common Stock, par value $0.001 per share                New York Stock Exchange
       Preferred Stock Purchase Rights

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   As of March 6, 2000, 41.1 million shares of the Registrants common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 6, 2000, was approximately $401.0 million.

   The Registrant's Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held May 30, 2000, is incorporated by reference into Part III of this Annual Report on Form 10-K.

   Statements included in this report which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this report, the words "anticipate," "believe," "intend," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

                                     PART I

Item 1. Business

General

   Navigant Consulting, Inc., formerly The Metzler Group, Inc., ("We" or the "Company") is a provider of consulting services to electric and gas utilities, insurance companies and pharmaceutical companies, as well as other Fortune 100 companies. As of December 31, 1999, our services included: management consulting, strategic consulting, financial and claims services, and economics and policy consulting. We believe that our experience, reputation, industry focus and broad range of services will enable us to compete effectively in the consulting marketplace. Our growth strategy is to:

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

   A significant portion of new business arises from prior client engagements. In addition, we seek to leverage the client relationships of firms we have acquired by cross-selling existing services. Clients frequently expand the scope of engagements during delivery to include follow-on complementary activities. Also, our on-site presence affords us the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client. The client relationships arising out of many engagements often facilitate our ability to market additional capabilities to clients in the future.

Human Resources

   As of December 31, 1999, we had approximately 2,200 employees. Our success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with our hiring efforts, we employ internal recruiters, retain executive search firms and utilize personal and business contacts to recruit professionals with significant utility industry or consulting experience. Our consultants are drawn from the industries we serve and from accounting and other consulting organizations. We seek to promote loyalty and continuity of our consultants by offering packages of base and incentive compensation and benefits that we believe are attractive and competitive.

   We derive our revenues almost exclusively from services performed by our professional consultants. Our future performance will continue to depend in large part upon our ability to attract and retain highly skilled professionals possessing appropriate skills and senior academics with superior professional reputations. Qualified professional consultants are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be able to retain a substantial majority of our existing or future consultants for the long term. In addition, many of our consultants are not subject to non-competition or similar restrictions or are subject to such restrictions for only a limited period of time. The loss of the services of, or the failure to recruit, a significant number of consultants would adversely affect our ability to secure and complete engagements and would have a material adverse effect on our business.

   In addition to the employees discussed above, we supplement our consultants on certain engagements with independent contractors, some of whom are former employees. We believe that the practice of retaining independent contractors on a per-engagement basis provides us with greater flexibility in adjusting professional personnel levels in response to changes in demand for our services.

Competition

   We compete in the worldwide market for consulting services, although our principal market is North America, which accounted for over 95% of our revenues in 1999 and 1998. The market for consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including general management, information technology, and marketing consulting firms, as well as the consulting practices of national accounting firms, and other local, regional, national and international firms. Many of these companies are national and international in scope and have greater personnel, financial, technical and marketing resources than we do. We believe that our experience, reputation, industry focus and broad range of services will enable us to compete effectively in the consulting marketplace.

Item 2. Properties

   Our headquarters are currently located in a 15,000 square foot building in Chicago, Illinois which we own. In addition to our headquarters, we have approximately 100 operating leases for office facilities worldwide. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed. We have principal offices in the following cities:

      Austin, TX                Westminster, CO                        Menlo Park, CA
      Baltimore, MD             Emeryville, CA                         New York City, NY
      Boston, MA                Ft. Lauderdale, FL                     Princeton, NJ
      Burlington, MA            Houston, TX                            Sacramento, CA
      Chicago, IL               London, England                        San Francisco, CA
      Cleveland, OH             Los Angeles,CA                         Washington, DC
      Dallas, TX

Item 3. Legal Proceedings

   Numerous purported class action lawsuits have been filed against the Company since November 1999 in the United States District Court for the Northern District of Illinois. These actions name as defendants the Company and certain former directors and former executive officers (one of whom, however, remains an employee of the Company) of the Company and are purported to be on behalf of persons who purchased shares of the Company's common stock during various periods through November 1999. The complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act of 1934, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for the Company's common stock. The plaintiffs seek a judgement awarding damages and other relief. The Company believes it has meritorious defenses and intends to vigorously defend these actions. The outcome of these lawsuits cannot be predicted with certainty and a material adverse judgement against the Company could have a material adverse effect on the Company.

   Navigant International, Inc., a national travel agency headquartered in Denver, Colorado, sued the Company in July 1999 in the United States District Court for the District of Colorado claiming that the use of "Navigant" in our name infringes on their use of and rights in such name. The complaint seeks declaratory relief and an injunction against our use of "Navigant," attorneys' fees and other related relief. The Company believes it has meritorious defenses and intends to vigorously defend this action.

   During the fourth quarter of 1999 the Company settled a previously disclosed lawsuit initially brought by the Company against Deborah T. Kearns, Alan G. Carnrite, the Estate of Laurel Dell Manning, and David R. Watkins, who were the former shareholders of Sterling Consulting Group, Inc. Ms. Kearns and Mr. Carnrite filed a counterclaim asserting various causes of action against the Company and two of its officers. The lawsuit was settled by payment by the Company of $1.3 million to Ms. Kearns and $0.1 million to Mr. Carnrite, no payment by Ms. Kearns or Mr. Carnrite and no admission of liability or wrongdoing by any party in connection with any claims or causes of action in the lawsuit.

   In addition, from time to time, we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

Executive Officers of the Registrant

   At February 1, 2000, the Registrant had the following executive officers:

   Mitchell H. Saranow, 54, has served as Chairman of the Board and co-CEO of the Company since November 1999. He has served as one of our directors since 1996. Mr. Saranow has served as Chairman of The Saranow Group L.L.C. and its affiliated companies since October 1984. He founded Fluid Management, L.P. in April 1987 and served as Chairman and Chief Executive Officer until January 1997. Mr. Saranow also serves on the boards of Lawson Products, Mid-Atlantic CATV, ELF Machinery, L.L.C., and HyperLOCK Technologies.

   John J. Reed, 45, has served as Vice-Chairman and co-CEO of the Company since November 1999. He was appointed a director of the Company on November 21, 1999. Prior to being named Vice-Chairman and co-CEO, Mr. Reed was the Executive Managing Director of the Company's Management Consulting practice. From 1988 until 1999, Mr. Reed was President of Reed Consulting Group, which the Company acquired in August 1997.

   Carl S. Spetzler, 58, has served as President and co-CEO of the Company since November 1999. He was appointed a director of the Company on November 21, 1999. Prior to being named President and co-CEO, Dr. Spetzler was the Executive Managing Director of the Company's Strategic Consulting practice. From 1986 until 1999, Dr. Spetzler was the President of Strategic Decisions Group, which the Company acquired in February 1999.

   James F. Hillman, 42, has served as the Chief Financial Officer and Treasurer of the Company since December 1999. From May 1999 through November 1999, he was President of Azimuth Consulting LLC. Mr. Hillman had previously served as the Company's Chief Financial Officer and Treasurer from June 1996 through April 1999. From 1988 until he joined the Company in 1996, he was with the Ameritech Corporation, most recently as the Chief Financial Officer of Ameritech Monitoring Services, Inc. Mr. Hillman is a certified public accountant.

   Philip P. Steptoe, 48, has served as the Company's Vice President, Secretary and General Counsel since February 2000. Previously, Mr. Steptoe was a partner with the national law firm of Sidley & Austin. During 1994-1995 he served for four months as Acting General Counsel for Orange and Rockland Utilities, Inc., a New York electric and gas utility. Prior to joining Sidley & Austin in 1988, he was an associate and later a partner in the Chicago law firm of Isham, Lincoln & Beale.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

   The shares of Common Stock of the Company are traded on the New York Stock Exchange (the "NYSE") under the symbol "NCI."

   The following table sets forth, for the periods indicated, the high and low sale prices per share. Sales prices for periods beginning July 27, 1999 are as reported on the NYSE Composite Tape. Prior to July 27, 1999 the Company's Common Stock was traded on the Nasdaq National Market under the symbol "METZ" and prices for such periods are as as reported on the Nasdaq National Market.

                                                                   High    Low
                                                                  ------  ------
   1999
   Fourth quarter................................................ $48.50  $ 8.69
   Third quarter................................................. $54.25  $26.13
   Second quarter................................................ $36.13  $22.81
   First quarter................................................. $52.00  $28.44

   1998
   Fourth quarter................................................ $49.00  $28.88
   Third quarter................................................. $37.75  $27.25
   Second quarter................................................ $36.63  $24.25
   First quarter................................................. $33.92  $24.00

Holders

   As of March 6, 2000, there were approximately 244 holders of record of shares of common stock of the Company.

Distributions

   The Company has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

Sale of Unregistered Securities

   Within the past three years, we have issued the following unregistered securities:

                  Type of    Number                                          Exemption
      Date       Securities of Shares     Purchaser      Consideration(1)     Claimed
      ----       ---------- ---------     ---------      ----------------    ---------
 January 1, 1997   Common      63,272 Former             All Outstanding      Section
                   Stock              Stockholders       Shares of             4(2)
                                      of L.E.Burgess     L.E.Burgess
                                      Consultants, Inc.  Consultants, Inc.

 July 31, 1997     Common   3,205,767 Former             All Outstanding      Section
                   Stock              Stockholders       Shares of Resource    4(2)
                                      of Resource        Management
                                      Management         International,
                                      International,     Inc.
                                      Inc.

 August 15, 1997   Common     777,600 Former             All Outstanding      Section
                   Stock              Stockholders       Shares of Reed        4(2)
                                      of Reed Consulting Consulting Group,
                                      Group, Inc.        Inc.

                    Type of    Number                                          Exemption
       Date        Securities of Shares     Purchaser      Consideration(1)     Claimed
       ----        ---------- ---------     ---------      ----------------    ---------
 December 1, 1997    Common     578,727 Former             All Outstanding      Section
                     Stock              Stockholders       Shares of Sterling    4(2)
                                        of Sterling        Consulting Group,
                                        Consulting         Inc.
                                        Group, Inc.

 December 1, 1997    Common      45,000 Former                                  Section
                     Stock              Stockholders       All Outstanding       4(2)
                                        of Reed-Stowe &    Shares of Reed-
                                        Co., Inc.          Stowe & Co., Inc.

 April 3, 1998       Common     137,931 Former             All Outstanding      Section
                     Stock              Stockholders       Shares of AUC         4(2)
                                        of AUC Management  Management
                                        Consultants, Inc.  Consultants, Inc.

 April 3, 1998       Common      51,562 Former             All Outstanding      Section
                     Stock              Stockholders       Shares of             4(2)
                                        of Hydrologic      Hydrologic
                                        Consultants Inc.   Consultants Inc.
                                        of California.     of California.

 June 1, 1998        Common       9,200 Former Members of  All Membership       Section
                     Stock              The VisionTrust    Interest of The       4(2)
                                        Marketing Group,   VisionTrust
                                        LLC                Marketing Group,
                                                           LLC

 August 31, 1998     Common   5,596,488 Former Members of  All Outstanding      Section
                     Stock              Peterson           Membership            4(2)
                                        Consulting         Interest of
                                        LLC                Peterson
                                                           Consulting LLC

 August 31, 1998     Common     616,737 Former                                  Section
                     Stock              Stockholders       All Outstanding       4(2)
                                        of Saraswati       Shares of
                                        Systems            Saraswati Systems
                                        Corporation        Corporation

 August 31, 1998     Common     103,900 Former             All Outstanding      Section
                     Stock              Stockholders       Shares of Applied     4(2)
                                        of Applied Health  Health Outcomes,
                                        Outcomes, Inc.     Inc.

 February 7, 1999    Common   2,437,223 Former             All Outstanding      Section
                     Stock              Stockholders       Shares of             4(2)
                                        of Strategic       Strategic
                                        Decisions Group    Decisions Group

 March 31, 1999      Common     952,227 Former                                  Section
                     Stock              Stockholders       All Outstanding       4(2)
                                        of Triad           Shares of Triad
                                        International,     International,
                                        Inc.               Inc.

 March 31, 1999      Common     670,592 Former                                  Section
                     Stock              Stockholders       All Outstanding       4(2)
                                        of GeoData         Shares of GeoData
                                        Solutions, Inc.    Solutions, Inc.

 March 31, 1999      Common     234,109 Former             All Outstanding      Section
                     Stock              Stockholders       Shares of Dowling     4(2)
                                        of Dowling         Associates, Inc.
                                        Associates, Inc.

--------
(1) Does not take into account assumed debt or cash paid to dissenting shareholders or for fractional shares.

Item 6. Selected Financial Data.

   The following financial and operating data should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report.

                                         Years Ended December 31, (1)
                               -----------------------------------------------
                                 1999      1998      1997      1996     1995
                               --------  --------  --------  -------- --------
Statement of Operations Data:
Revenues.....................  $397,694  $287,626  $228,731  $181,375 $154,426
Cost of services.............   266,080   174,175   145,144   117,559   99,879
                               --------  --------  --------  -------- --------
Gross profit.................   131,614   113,451    83,587    63,816   54,547
General and administrative
 expenses(2).................   107,274    62,093    55,579    48,031   53,930
Amortization.................    24,300       --        --        --       --
Merger related
 costs and restructuring
 charges (benefit)...........      (206)   12,778     1,312       --       --
Stock option compensation
 expense.....................     3,850       --        --        --       --
                               --------  --------  --------  -------- --------
Operating income (loss)......    (3,604)   38,580    26,696    15,785      617
Other expense (income),
 net(2)......................     2,191    (2,638)   (1,205)      332   (5,270)
                               --------  --------  --------  -------- --------
Income (loss) before income
 tax expense.................    (5,795)   41,218    27,901    15,453    5,887
Income tax expense(3)........     8,827    25,637     9,237        97      480
                               --------  --------  --------  -------- --------
Net income(loss).............  $(14,622) $ 15,581  $ 18,664  $ 15,356 $  5,407
                               ========  ========  ========  ======== ========
Net income (loss) per basic
 share.......................  $   (.35) $   0.43  $   0.56  $   0.47 $   0.17
                               ========  ========  ========  ======== ========
Net income (loss) per diluted
 share.......................  $   (.35) $   0.41  $   0.55  $   0.47 $   0.17
                               ========  ========  ========  ======== ========
                                          As of December 31, (1)
                               -----------------------------------------------
                                 1999      1998      1997      1996     1995
                               --------  --------  --------  -------- --------
Balance Sheet Data:
Cash and cash equivalents....  $ 42,345  $119,704  $ 45,972  $ 33,859 $  1,999
Working capital..............    67,598   146,509    58,708    45,551   11,112
Total assets.................   414,676   230,517   125,827    94,542   52,280
Long-term debt, less current
 portion.....................       --        --        319     1,561    1,202
Total stockholders' equity...  $300,669  $164,904  $ 69,215  $ 50,686 $ 12,558

--------
(1) The amounts above have been restated and reclassified as described in Note 3 of Notes to Consolidated Financial Statements. Certain billable expenses which had previously been presented net of related revenues have been reclassified. As a result, both revenue and cost of sales for the years 1998, 1997, 1996 and 1995 have increased by $13.9 million, $12.9 million, $12.7 million and $13.9 million, respectively.
(2) For the year ended December 31, 1995, general and administrative expenses include $4.3 million reported by Peterson Consulting LLC for a restructuring charge related to the settlement of obligations under non-cancelable operating leases and other moving and transition costs. Other income for the year ended December 31, 1995 includes an extraordinary gain of $5.7 million recorded by Peterson in connection with the extinguishment of certain other debt obligations.
(3) During the periods presented, certain of our operating subsidiaries were entities not subject to federal income taxation. The provision for income taxes for the year ended December 31, 1998 reflects a one-time, non-cash charge of $7.2 million resulting from the conversion of Peterson from the modified cash basis to the accrual basis for tax purposes.

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this annual report on Form 10-K.

Overview

   We are a nationwide provider of consulting services to electric and gas utilities, insurance companies and pharmaceutical companies, as well as other Fortune 100 companies. We derive substantially all of our revenues from fees for professional services. Over the last three years, the substantial majority of our revenues have been generated under standard hourly or daily rates billed on a time-and-expenses basis. Our clients are typically invoiced on a monthly basis with revenue recognized as the services are provided.

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

Acquisitions

   As part of our growth strategy, we expect to continue to pursue complementary acquisitions to expand our geographic reach, expand the breadth and depth of our service offerings and enhance our consultant base. In furtherance of this growth strategy, we acquired twenty-four consulting firms since our initial public offering in October 1996.

   During 1997, we acquired five companies: Resource Management International, Inc. (RMI), Reed Consulting Group, Inc. (Reed), Sterling Consulting Group, Inc. (Sterling), Reed-Stowe & Co., Inc. (RSC), and L.E. Burgess Consultants, Inc. (Burgess). These transactions were accounted for as poolings of interests. The Company's consolidated financial statements have been restated as if RMI, Reed, Sterling and RSC had been combined for all periods presented. The stockholders' equity and the operations of Burgess were not significant in relation to those of the Company. As such, the Company recorded the Burgess transaction by restating stockholders' equity as of the date of the acquisition without restating prior period financial statements.

   RMI. As of July 31, 1997, we acquired substantially all of the common stock of RMI in exchange for 3.2 million shares of our common stock (valued at the time of closing at approximately $75.3 million) and acquired the remaining minority interest in exchange for cash. RMI, based in Sacramento, California, is a provider of consulting services to gas, water, and electric utilities, with operations in the western and eastern United States and international marketplace. RMI's broad range of engineering, technical and economic regulatory services complemented our management consulting and information technology services.

   Reed. As of August 15, 1997, we acquired substantially all of the common stock of Reed in exchange for 0.8 million shares of our common stock (valued at the time of closing at approximately $17.6 million) and acquired the remaining minority interest in exchange for cash. Reed, based in the Boston, Massachusetts area, provides strategic planning, operations management and economic and regulatory services to electric and natural gas utilities. Reed's operations expanded our services and client base in the northeast United States and internationally.

   Other 1997 Acquisitions. We acquired all of the common stock of Burgess as of January 1, 1997, and all of the common stock of Sterling and of RSC as of December 31, 1997. In the aggregate for these three transactions, we issued 0.7 million shares of our common stock (valued at the time of closing at approximately $18.5 million). The consulting operations of these three companies were complementary to our existing businesses and have been integrated within the operations of other existing or acquired companies.

   During 1998, we acquired eight companies: LECG, Inc. (LECG), Peterson Consulting, LLC (Peterson), Saraswati Systems Corporation (SSC), Applied Health Outcomes, Inc. (AHO), AUC Management Consultants, Inc. (AUC), Hydrologic Consultants, Inc. of California (HCI), American Corporate Resources, Inc.
(ACR), and The Vision Trust Marketing Group, LLC (VTM). These transactions were accounted for as poolings of interests. The Company's consolidated financial statements have been restated as if LECG, Peterson, SSC, AHO, AUC, and HCI had been combined for all periods presented. The stockholders' equity and the operations of ACR and VTM were not significant in relation to those of the Company. As such, the Company recorded the ACR and VTM transactions by restating stockholders' equity as of the dates of the acquisition without restating prior period financial statements.

   LECG. As of August 19, 1998, we acquired substantially all of the common stock of LECG in exchange for 7.3 million shares of our common stock (valued at the time of closing at approximately $228.9 million) and acquired the remaining minority interest in exchange for cash. LECG, based in the San Francisco, California area, is a provider of economic consulting and litigation support services. LECG's operations further increased our economic and regulatory expertise and expanded our presence in the telecommunications industry.

   Peterson. As of August 31, 1998, we acquired substantially all of the common stock of Peterson in exchange for 5.6 million shares of our common stock (valued at the time of closing at approximately $156.7 million) and acquired the remaining minority interest in exchange for cash. Peterson, based in the Chicago area, is a provider of information management services. Peterson's operations expanded our service offerings in claims management, litigation support, and information management.

   Other 1998 Acquisitions. We acquired all of the common stock of AUC, HCI, ACR as of April 3, 1998 and all of the common stock of VTM as of June 1, 1998. We acquired all of the common stock of SSC and AHO as of September 1, 1998. In the aggregate for these six transactions, we issued 1.2 million shares of our common stock (valued at the time of closing at approximately $35.3 million). The consulting operations of all six companies were complementary to our existing businesses and have been integrated within the operations of other existing or acquired companies.

   1999 Acquisitions. During 1999, the Company completed eleven acquisitions (collectively, the "1999 Acquisitions"). The 1999 Acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated financial statements from the respective dates of acquisition. On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group and acquired the remaining minority interest in exchange for cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc., and Dowling Associates, Inc. in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of Penta Advisory Services LLC (Penta) and the stock of Scope International, Inc. (Scope) for a total cash purchase price of $15.1 million. The purchase agreements for Penta and Scope also provide for additional payments, payable in cash or Company common stock, over the next two to five years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill. On October 1, 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International Consulting OY, and Brooks International SPRL for an aggregate cash purchase price of $3.3 million. On November 1, 1999, the Company completed the acquisition of the stock of The Barrington Consulting Group, Inc. (Barrington) in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The purchase agreement for Barrington also provides for additional cash payments of up to $7.8 million in the aggregate, which are contingent on continued employment with the Company of certain Barrington shareholders and are payable in cash in two annual installments. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash. There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

   An inability to effectively integrate the acquisitions or any companies acquired in the future may adversely affect our ability to bid successfully on engagements and to grow our business. Performance problems or dissatisfied clients at one company could have an adverse effect on our reputation as a whole. If our reputation were damaged, for those or other reasons, this could make it more difficult to market our services or to acquire additional companies in the future. In addition, acquired companies may not operate profitably.

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

 Results of Operations

   The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                              Years Ended
                                                             December 31,
                                                           --------------------
                                                           1999    1998   1997
                                                           -----   -----  -----
Revenues.................................................. 100.0%  100.0% 100.0%
  Cost of services........................................  66.9    60.6   63.5
                                                           -----   -----  -----
Gross profit..............................................  33.1    39.4   36.5
  General and administrative expenses.....................  26.9    21.6   24.3
  Amortization expense....................................   6.1     --     --
  Merger-related costs....................................  (0.3)    4.4    0.5
  Restructuring and other charges.........................   0.3     --     --
  Stock option compensation expense.......................   1.0     --     --
                                                           -----   -----  -----
Operating income..........................................  (0.9)   13.4   11.7
  Other expense (income), net.............................   0.6    (0.9)  (0.5)
                                                           -----   -----  -----
Income before income tax expense..........................  (1.5)   14.3   12.2
  Income tax expense......................................   2.2     8.9    4.0
                                                           -----   -----  -----
Net income (loss).........................................  (3.7)%   5.4%   8.2%
                                                           =====   =====  =====

1999 Compared to 1998

   Revenues. Revenues increased $110.1 million, or 38%, to $397.7 million in the year ended December 31, 1999 from $287.6 million in 1998. The growth in revenue was primarily due to acquisitions, expansion of services provided to existing clients, engagements with new clients, and increased selling and business development efforts. During 1999, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. The 1999 Acquisitions had pre-acquisition revenues for 1999 and 1998 of $39.4 million and $115.0 million, respectively, which were not included in the Company's consolidated results of operations. Pro forma revenues, adjusted for the effect of the 1999 acquisitions, increased $34.4 million, or 9%, to $437.1 million in the year ended December 31, 1999 from $402.7 million in 1998.

   The Company's consolidated 1998 revenues included certain operations which were not reflected in 1999. The 1998 reported and pro forma revenues include revenues of $5.3 million related to certain principals who departed from Peterson in July 1998 and $3.4 million of revenues related to Insurance Data Resources, Inc., a subsidiary of Peterson, which was disposed of on September 1, 1998. Excluding the effects of the departed principals and the disposed operations, the revenue increase in 1999 would have been $43.1 million, or 11%, to $437.1 million from $394.0 million in the prior year. Consulting engagements with new clients and an increase in the average size of client consulting engagements contributed $34.6 million and $8.5 million, respectively, of the $43.1 million of organic revenue growth in 1999.

   Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant compensation and benefits and direct project-related expenses. Gross profit increased $18.1 million, or 16%, to $131.6 million in 1999 from $113.5 million in 1998. Higher 1999 revenues would have resulted in a $43.4 million increase in gross profit had 1999 gross profit margins as a percentage of revenue been consistent with those in 1998. However, the gross margin in 1999 declined to 33.1% of revenue from 39.4% in 1998. The decline in gross margin in 1999 was primarily due to higher consultant compensation of $23.1 million.

   General and Administrative Expenses. General and administrative expenses include facilities costs, salaries and benefits of management and support personnel, allowances for uncollectible accounts receivable, depreciation expense, outside professional fees, and all other corporate support costs. General and administrative expenses for 1999 increased $45.2 million to $107.3 million from $62.1 million in 1998. The $45.2 million increase in general and administrative expenses in 1999 is comprised of: $10.6 million in facilities costs, $2.3 million in personnel related expenses, $12.8 million in allowances for uncollectible accounts receivable, $8.8 million in depreciation expense, $7.1 million in professional fees, and $3.6 million in other corporate support costs. In total, general and administrative expenses as a percentage of revenue increased to 27.0% in 1999 from 21.6% in 1998. This higher level of expenses as a percentage of revenue in 1999 represents approximately $21.4 million of growth in expenses in excess of the rate of growth in revenues. The incremental $21.4 million of general and administrative expenses is the result of $0.9 million in higher facilities costs, $11.8 million in higher allowances for uncollectible accounts receivable established in the fourth quarter of 1999, $6.3 million in higher depreciation expense principally from impairments of certain fixed assets, $5.7 million in higher professional fees primarily related to litigation, partially offset by $3.3 million in lower personnel related expenses.

   Amortization Expense. The excess of cost over the net assets acquired for the 1999 Acquisitions of approximately $226.4 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years, subject to completion of independent appraisals. The $24.3 million non-cash expense recorded in 1999 represents the pro rata amortization from the respective acquisition dates through December 31, 1999. Amortization would have been approximately $32.4 million had the 1999 Acquisitions occurred as of January 1, 1999.

   Merger Related Cost and Restructuring Charges (Benefit). In the third quarter of 1998, the Company incurred merger-related costs of $12.8 million related to the acquisitions of LECG and Peterson, which were accounted for as poolings of interests. These costs included legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities. The Company has reviewed the merger-related accruals and determined that certain amounts previously accrued are no longer necessary given subsequent acquisition activity and changes in the Company's organizational structure. The results of operations for the year ended December 31, 1999 reflect a benefit of $1.4 million for the reversal of the previously accrued amounts. The Company recognized $1.2 million of expense in 1999 for employee separations associated with consolidation of certain accounting and human resources functions. In July 1999, the Company announced a restructuring initiative and offered involuntary severance packages to 73 employees in the administrative, accounting and human resources functions.

   Stock Option Compensation Expense. The Company recorded $3.5 million for stock option compensation expense in 1999 attributable to 0.3 million option grants to a total of sixteen individuals which were issued at prices below fair market value. The amount charged to expense was calculated using the instrinsic value method for employees and the Black-Scholes option pricing model for non-employees and approximates the aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options. The Company recorded an additional $0.4 million of stock option compensation expense to amortize the value of certain options retained by a former employee upon separation from the Company.

   Other Income (Expense), Net. Other income (expense), net includes interest expense, interest income and other non-operating income and expenses. For 1999, the Company incurred a net non-operating expense of $2.2 million, which represented $4.8 million of net incremental expense from the $2.6 million other income realized in 1998. The incremental expense was principally the result of a $5.3 million charge to earnings in 1999 to reflect the likely impairment in the value of certain loans receivable from shareholders. This incremental expense was partially offset by higher interest income in 1999.

   Income Tax Expense. Income tax expense decreased $16.8 million to $8.8 million for 1999 from $25.6 million in 1998. The Company's results of operations in 1999 included $24.3 million of non-cash, non-deductible amortization expenses resulting from the 1999 acquisitions and $3.9 million of non-cash, non-deductible stock options compensation expense. Excluding the effect of these non-deductible items, the effective tax rate for 1999 would have been 39.5%. The Company's effective income tax rate for 1998 would have been 39.8% excluding the effect of the one-time, non-cash charge to income tax expense of $7.2 million related to the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes and the effect of certain merger-related costs resulting from the mergers completed during the third quarter of 1998 that are not tax deductible.

   Net Income (Loss). The Company's 1999 net loss of $14.6 million represents a $30.2 million decline from the 1998 net income of $15.6 million. Higher 1999 revenues resulted in a $18.1 million increase in gross profits over the prior year, which was more than offset by increases of $45.2 million in general and administrative expense, $24.3 million in amortization expenses, $3.9 million in stock option compensation expense and $4.8 million of other non-operating expenses. These expense increases were partially offset by $16.8 million in lower income tax expenses and $13.0 million in lower merger-related costs.

1998 Compared to 1997

   Revenues. Revenues increased $58.9 million, or 26%, to $287.6 million in 1998 from $228.7 million in 1997 due to continued strong demand for management consulting services, and increased selling and business development efforts. Selling and business development efforts in support of the Company's strategy to expand the client base and leverage existing client relationships resulted in $57.2 million of the incremental $58.9 million 1998 revenues. Engagements with new clients and an increase in the average size of client engagements contributed $40.4 million and $16.8 million of that total, respectively.

   Gross Profit. Gross profit increased $29.9 million, or 36%, to $113.5 million in 1998 from $83.6 million in 1997. Higher 1998 revenues contributed $21.5 million of the increase in gross profit. The remaining $8.4 million of the increase in gross profit reflects an increase in gross profit as a percentage of revenues to 39.4% in 1998 from 36.5% in 1997. The increase in the 1998 gross profit margin was the result of increased utilization of the Company's professional consultants coupled with higher average billing rates and a lower proportion of non-margin billable expenses to fee revenues.

   General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1998 increased $6.5 million, or 12%, to $62.1 million, which represented 21.6% of revenues, compared to $55.6 million, or 24.3% of revenues, in the comparable 1997 period. The increase in general and administrative costs was primarily due to a $3.3 million increase in facilities expenses, a $1.8 million increase in administrative salaries, and a $1.3 million increase in incentive compensation. However, these expenses increased at a slower rate than the Company's revenues and overall volume of business, resulting in a 2.7% decrease in general and administrative expenses as a percent of revenue. This improvement is attributable to increased efficiencies in certain support functions (i.e., human resources, benefits administration and accounting), improved economies of scale and the closing of certain duplicate facilities at the beginning of 1998.

   Merger-Related Cost and Restructuring Charges. Merger-related costs increased $11.5 million to $12.8 million in 1998 from $1.3 million in 1997. During 1998, the Company incurred merger-related costs of $12.8 million related to the acquisitions of LECG and Peterson, which were accounted for as poolings of interests. These costs include legal, accounting and other merger-related fees and expenses, as well as accruals to consolidate certain facilities. In the prior year period, the Company incurred legal, accounting and other merger-related fees and expenses of $1.3 million related to the acquisitions of RMI and Reed, which were accounted for as poolings of interests. The increased direct merger-related costs in 1998 were the result of the greater size and complexity of the 1998 transactions.

   Other Income, Net. For the fiscal year ended December 31, 1998, other income, net increased $1.4 million to $2.6 million from $1.2 million for 1997. This increase was largely the result of higher interest income due to larger average cash balances outstanding during the period. The larger average cash balance in 1998 was largely the result of $86.4 million in net proceeds from two offerings of the Company's common stock supplemented by $21.2 million of operating cash flows and $10.6 million of cash inflow primarily from employee stock option exercises. These sources of cash were partially offset by $13.6 million of capital spending, $18.9 million of cash used to acquire certain minority interests in business combinations, $8.2 million of payments to retire pre-existing short-term debt of acquired companies, and $6.1 million in payments of pre-acquisition undistributed earnings of purchased companies.

   Income Tax Expense. Income tax expense increased $16.4 million to $25.6 million in 1998 from $9.2 million in 1997. The Company's effective income tax rate was 62.2% for the year ended December 31, 1998. The effective rate for this period would have been 39.8%, excluding the effect of the one-time, non-cash charge to income tax expense of $7.2 million related to the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes and the effect of certain merger-related expenses resulting from the acquisitions of LECG and Peterson that are not tax deductible. The Company's effective income tax rate was 33.1% for the year ended December 31, 1997. The effective rate would have been 38.2%, including federal and certain state income taxes that would have been required had all the Company's subsidiaries been taxable entities during this period.

   Net Income. Net Income decreased approximately $3.1 million to $15.6 million in 1998 from $18.7 million in 1997. Higher 1998 revenues resulted in a $29.9 million increase in gross profits over the prior year. However, the higher level of 1998 gross profits was offset by a $6.5 million increase in general and administrative expenses, a $11.5 million increase in merger-related costs, and a $16.4 million increase in income tax expense. An increase in other income in 1998 of $1.4 million accounted for the remainder of the change in net income between the periods.

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

                                                      Quarters Ended
                         ------------------------------------------------------------------------------
                         Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,   Sept.    Dec. 31,
                           1998      1998      1998      1998      1999      1999    30, 1999    1999
                         --------  --------  --------- --------  --------  --------  --------  --------
                                         (In thousands, except per share amounts)
Revenues................ $66,134   $70,231    $73,967  $77,294   $84,388   $104,732  $107,452  $101,123
Cost of services........  41,254    42,254     44,302   46,364    50,418     59,118    61,735    94,809
                         -------   -------    -------  -------   -------   --------  --------  --------
Gross profit............  24,880    27,977     29,665   30,930    33,970     45,614    45,717     6,314
General and
 administrative
 expenses...............  16,355    18,232     13,552   13,955    15,343     20,964    21,077    49,890
Amortization expense....     --        --         --       --      2,800      6,830     6,830     7,840
Merger-related costs and
 restructuring charges..     --        --      12,778      --        --         --       (206)      --
Stock option
 compensation expense...     --        --         --       --      1,698        532     1,063       557
                         -------   -------    -------  -------   -------   --------  --------  --------
Operating income
 (loss).................   8,525     9,745      3,335   16,975    14,129     17,288    16,953   (51,973)
Other (income) Expense,
 net....................    (550)     (791)      (523)    (773)   (1,115)    (1,037)   (1,218)    5,561
                         -------   -------    -------  -------   -------   --------  --------  --------
Income (loss) before
 income tax expense.....   9,075    10,536      3,858   17,748    15,244     18,325    18,171   (57,534)
Income tax expense
 (benefit)..............   3,773     4,215     10,680    6,968     8,020     10,186    10,310   (19,689)
                         -------   -------    -------  -------   -------   --------  --------  --------
Net income (loss)....... $ 5,302   $ 6,321    $(6,822) $10,780   $ 7,224   $  8,139  $  7,861  $(37,845)
                         =======   =======    =======  =======   =======   ========  ========  ========
Net income (loss), per
 diluted share.......... $  0.15   $  0.17    $ (0.19) $  0.28   $  0.17   $   0.19  $   0.17  $  (0.91)
                         =======   =======    =======  =======   =======   ========  ========  ========
Diluted shares..........  36,477    37,752     36,610   39,093    41,786     43,508    45,357    41,798
                         =======   =======    =======  =======   =======   ========  ========  ========

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

   During the quarter ended December 31, 1999, the Company incurred certain pre-tax expenses which varied significantly from expense levels recorded in prior interim periods during the year. The aggregate of these expenses amounted to $62.6 million and consisted of the following: $28.5 million of additional costs of sales, $28.2 million of incremental general and administrative expenses, and $5.9 million of other incremental non-operating expenses. The higher fourth quarter cost of sales was principally due to $26.3 million of incremental compensation expense accruals to provide for competitive levels of incentive compensation and promote employee retention. Fourth quarter general and administrative expenses included the following significant incremental expenses: $12.8 million of allowances for uncollectible accounts receivable; $5.5 million of write-downs of certain fixed assets, $5.5 million of professional fees and other costs related to settlement of certain then outstanding litigation; $1.2 million of compensation expense to provide for competitive levels of incentive compensation and promote employee retention; and $0.5 million of stock option compensation expense. The increase in non-operating expenses for the fourth quarter was primarily the result of a loss contingency accrued at December 31, 1999 in the amount of $5.3 million, related to the impairment of notes receivable from certain former company officers.

   The following table sets forth select unaudited quarterly information as previously reported and as amended. The amended amounts have been restated to retroactively reflect the results of operations for certain business combinations completed in 1998 which were accounted for as poolings of interests. At the respective dates of acquisition, the Company had determined that the stockholders' equity and the results of operations of these businesses were not material, individually or in the aggregate, in relation to those of the Company. As such, the Company had recorded these combinations by restating stockholders' equity as of the effective date of each acquisition without restating prior period financial statements. However, based in part on comments received from the Securities and Exchange Commission, the Company has restated the financial statements for 1998 to reflect the results of operations of AUC, HCI, SSC, and AHO.

   The amended amounts also incorporate certain reclassifications to conform the presentation of revenue and cost of sales for 1998 and previously issued interim 1999 periods to the 1999 presentation. Certain billable expenses which had previously been presented net of related revenues have been reclassified. The amended amounts for the first three quarters of 1999 also reflect adjustments to correct the application of certain accounting principles related to stock option compensation expense. See also Note 13, "Long-Term Incentive Plan".

                                              Quarters Ended
                         --------------------------------------------------------------
                          Mar.     June     Sept.    Dec.    Mar.
                           31,      30,      30,      31,     31,    June 30,   Sept.
                          1998     1998     1998     1998    1999      1999    30, 1999
                         -------  -------  -------  ------- -------  --------  --------
                                 (In thousands, except per share amounts)
Total revenue as
 previously reported.... $60,809  $64,863  $68,311  $72,894 $82,151  $103,623  $106,185
Retroactive effect of
 pooling accounting.....   2,854    2,269    1,721      --      --        --        --
Reclassifications.......   2,471    3,099    3,935    4,400   2,237     1,109     1,267
                         -------  -------  -------  ------- -------  --------  --------
Revenues, as amended.... $66,134  $70,231  $73,967  $77,294 $84,388  $104,732  $107,452
                         =======  =======  =======  ======= =======  ========  ========
Gross profit, as
 previously reported.... $24,786  $27,848  $28,991  $30,930
Retroactive effect of
 pooling accounting.....      94      129      673      --
                         -------  -------  -------  -------
Gross profit, as
 amended................ $24,880  $27,977  $29,664  $30,930
                         =======  =======  =======  =======
Operating income, as
 previously reported.... $ 8,899  $10,101  $ 2,909  $16,975 $15,827  $ 17,820  $ 18,016
Retroactive effect of
 pooling accounting.....    (374)    (356)     426      --      --        --        --
Stock option
 Compensation expense...     --       --       --       --   (1,698)     (532)   (1,063)
                         -------  -------  -------  ------- -------  --------  --------
Operating income(loss),
 as amended............. $ 8,525  $ 9,745  $ 3,335  $16,975 $14,129  $ 17,288  $ 16,953
                         =======  =======  =======  ======= =======  ========  ========
Net income (loss)as
 previously reported.... $ 5,658  $ 6,658   (6,973) $10,780 $ 8,922  $  8,671  $  8,924
Retroactive effect of
 pooling accounting.....    (356)    (337)     151      --      --        --        --
Stock option
 Compensation expense...     --       --       --       --   (1,698)     (532)   (1,063)
                         -------  -------  -------  ------- -------  --------  --------
Net income (loss), as
 amended................ $ 5,302  $ 6,321  $(6,822) $10,780 $ 7,224  $  8,139  $  7,861
                         =======  =======  =======  ======= =======  ========  ========
Net income (loss) per
 share as previously
 reported............... $  0.16  $  0.18  $ (0.19) $  0.28 $  0.21  $   0.20  $   0.20
Retroactive effect of
 pooling accounting.....   (0.01)   (0.01)     --       --      --        --        --
Stock option
 Compensation expense...     --       --       --       --    (0.04)    (0.01)    (0.03)
                         -------  -------  -------  ------- -------  --------  --------
Net income (loss) per
 diluted share, as
 amended................ $  0.15  $  0.17  $ (0.19) $  0.28 $  0.17  $   0.19  $   0.17
                         =======  =======  =======  ======= =======  ========  ========
Diluted shares, as
 previously reported....  35,566   37,031   36,129
Retroactive effect of
 pooling accounting.....     911      721      481
                         -------  -------  -------
Diluted shares, as
 amended................  36,477   37,752   36,610
                         =======  =======  =======

Liquidity and Capital Resources

   Net cash provided by operating activities was $17.4 million for the year ended December 31, 1999. During the year, the primary sources of cash provided by operating activities was net income adjusted for non-cash charges of depreciation, amortization, stockholder notes impairment provision and stock compensation expense. Net income adjusted for these non-cash charges was $32.5 million. Operating cash flow was also positively affected by increases in accrued compensation and project costs of $10.6 million and other current liabilities of $3.4 million. Operating cash flow was negatively affected by the increase in accounts receivable of $19.5 million, the decrease in income taxes payable of $13.0 million and the non-cash charge relating to deferred income taxes of $11.0 million.

   The Company used $18.6 million for capital spending to support growth in personnel and services. These investments included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for information management consulting services and the purchase and implementation of enterprise financial and project software system. The Company used $42.1 million in cash during 1999 in conjunction with the 1999 Acquisitions.

   Net cash used in financing activities was $32.5 million in 1999. During the year, the Company received net cash and related tax benefits of $17.4 million from transactions related to stock option exercises and employee stock purchases. In addition, the Company received proceeds of $10.0 million from borrowings on the line of credit facility. The Company used $40.0 million to purchase treasury shares in 1999. Borrowing by stockholders used approximately $17.0 million of funds during the year.

   As of December 31, 1999, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases and related leasehold improvements. The total amount of operating lease payments in 2000 is expected to be approximately $15.2 million. The total amount of capital spending in the year 2000 related to leasehold improvements is expected to be approximately $6.9 million.

   The Company had approximately $42.3 million in cash and cash equivalents at December 31, 1999, resulting principally from cash flows from operations and the various public stock offerings during the previous three years. The company believes that the current cash and cash equivalents, the future cash flows from operations and the $50 million line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of December 31, 1999.

Recently Issued Financial Accounting Standards

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not currently have any derivative instruments or complete any hedging activities. The adoption of this standard is not expected to be significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

   The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of December 31, 1999, the Company's investments were primarily limited to fully collateralized, Double-A or Triple-A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2000, than they did in 1999, the Company's interest income would be decreased by $0.1 million. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at December 31, 1999. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the London Interbank Offered Rate (LIBOR) or the prime rate. If interest rates average 25 basis points higher in 2000, than they did in 1999, the Company's interest expense would increase by less than $.1 million. This amount is determined based on the amount of short-term debt at December 31, 1999. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

Item 8. Consolidated Financial Statements and Supplemental Data

   The Consolidated Financial Statements of the Company are annexed to the report as pages F-1 through F-22. An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

   Information required in response to this Item is incorporated by reference to the Company's definitive proxy statement for the Company's annual meeting of stockholders scheduled to be held on May 30, 2000, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

Item 11. Executive Compensation.

   Information required in response to this Item is incorporated by reference to the Company's definitive proxy statement for the Company's annual meeting of stockholders scheduled to be held on May 30, 2000, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required in response to this Item is incorporated by reference to the Company's definitive proxy statement for the Company's annual meeting of stockholders scheduled to be held on May 30, 2000, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

Item 13. Certain Relationships and Related Transactions.

   Information required in response to this Item is incorporated by reference to the Company's definitive proxy statement for the Company's annual meeting of stockholders scheduled to be held on May 30, 2000, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 1999.

                                    Part IV

Item 14 Exhibits, Financial Statements and Reports on Form 8-K

   (a) The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The financial statement schedule filed as part of this report is listed below.

   (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 1999:

     (1) A Form 8-K dated November 22, 1999 reporting under Item 5 of Form 8-K certain changes to the Board of Directors and management of the Registrant.

     (2) A Form 8-K dated December 15, 1999 reporting under Item 5 of Form 8-K the adoption of a Stockholder Rights Plan and the addition of two directors to the Board of Directors of the Registrant.

   (c) The exhibits filed as part of this report are listed below:

 a. Exhibits:

 Exhibit No.                             Description
 -----------                             -----------
  2.1*       Plan and Agreement of Merger, dated as of February 7, 1999, by and among the Metzler Group, Inc., MGI Acquistion III, Inc., Strategic
             Decisions Group (SDG), and certain SDG Executives
  3.1        Amended and Restated Certificate of Incorporation of the
             Registrant (1)
  3.2        Amendment No. 1 to Amended and Restated Certificate of
             Incorporation of the Registrant (2)
  3.3        Amendment No. 2 to Amended and Restated Certificate of
             Incorporation of the Registrant (3)
  3.4        Amended and Restated By-Laws of the Registrant (4)
  4.2        Form of Registration Agreement (6)
  4.3        Rights Agreement dated as of December 15, 1999 between the
             Registrant and American Stock Transfer & Trust Company, as Rights
             Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating
             Preferred Stock as Exhibit A, the form of Rights Certificate as
             Exhibit B and the Summary of Rights to Purchase Preferred Stock as
             Exhibit C)(7)
 10.1+       Form of Indemnification Agreement (5)
 10.2*+      The Metzler Group, Inc. Long-Term Incentive Plan
 10.3+       The Metzler Group, Inc. Employee Stock Purchase Plan (8)
 10.4+       Amendment No. 1 to The Metzler Group, Inc. Employee Stock Purchase
             Plan (6)
 10.5+       Amendment No. 2 to The Metzler Group, Inc. Employee Stock Purchase
             Plan (6)
 10.6*+      Amendment No. 3 to The Metzler Group, Inc. Employee Stock Purchase
             Plan
 10.7*+      Amendment No. 4 to The Metzler Group, Inc. Employee Stock Purchase
             Plan
 10.8*+      Employment Agreement dated as of November 12, 1999 between the
             Registrant and Mitchell H. Saranow
 10.9*+      Employment Agreement dated as of November 12, 1999 between the
             Registrant and John J. Reed
 10.10*+     Employment Agreement dated as of November 12, 1999 between the
             Registrant and Carl S. Spetzler
 10.11*+     Letter agreement dated February 1, 2000 between the Registrant and
             Philip P. Steptoe

 Exhibit No.                            Description
 -----------                            -----------
 10.12*+     Consulting Agreement and General Release dated as of November 21,
             1999 between the Registrant and Robert P. Maher
 10.13*+     Letter agreement dated February 27, 2000 between the Registrant and Barry S. Cain
 21.1*       Significant Subsidiaries of the Registrant.
 23.1*       Consent of KPMG LLP
 23.2        Consent of Arthur Andersen LLP and Report of Independent
             Accountants
 23.3        Consent of PricewaterhouseCoopers LLP and Report of Independent
             Accountants
 23.4        Consent of Crowe, Chizek and Company LLP and Report of Independent
             Accountants
 27.1*       Financial Data Schedule--for the period ended December 31, 1999

--------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(3) Incorporated by reference from the Registrant's Form 8-A12B filed with the SEC on July 20, 1999.
(4) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998
(5) Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 20, 1996.
(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 15, 1999.
(8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30265) filed with the SEC on June 27, 1997.
 *  Indicates filed herewith.
 + Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 b. Financial Statement Schedule:

   Report of Independent Auditors
   Schedule II: Valuation and Qualifying Accounts

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Navigant Consulting, Inc.

Date: March 28, 2000


                                          By: _________________________________
                                                    Mitchell H. Saranow
                                              Chairman and Co-Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

                                       Chairman, and Co-Chief       March 28, 2000
______________________________________  Executive Officer and
         Mitchell H. Saranow            Director (Principal
                                        Executive Officer)

                                       Vice Chairman and Co-Chief   March 28, 2000
______________________________________  Executive Officer and
             John J. Reed               Director (Principal
                                        Executive Officer)

                                       Vice Chairman and            March 28, 2000
______________________________________  President and Director
           Carl S. Spetzler             (Principal Executive
                                        Officer)

                                       Chief Financial Officer      March 28, 2000
______________________________________  (Principal Financial and
           James F. Hillman             Accounting Officer)

                                       Director                     March 28, 2000
______________________________________
         William M. Goodyear

                                       Director                     March 28, 2000
______________________________________
            Peter B. Pond

                                       Director                     March 28, 2000
______________________________________
          Samuel K. Skinner

                                       Director                     March 28, 2000
______________________________________
          James R. Thompson

                       INDEX TO THE FINANCIAL STATEMENTS

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Audited Consolidated Financial Statements as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

   We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

   The 1998 and 1997 consolidated financial statements have been restated as discussed in Notes 3 and 4 to the consolidated financial statements. We previously audited and reported on the consolidated statements of operations, stockholders' equity and cash flows of Navigant Consulting, Inc. and subsidiaries for the year ended December 31, 1997, prior to their restatement for the 1998 poolings of interests, which report was based in part on reliance of other auditors. The contribution of the Company to combined restated revenues represented 37 percent; and to combined restated net income represented 52 percent for the year ended December 31, 1997. Separate financial statements of the other companies included in the 1997 consolidated statements of operations, stockholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, after restatement for the 1998 poolings of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Notes 3 and 4 to the consolidated financial statements.

                                         /s/ KPMG LLP

Chicago, Illinois
March 28, 2000

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            December 31,
                                                          ------------------
                                                            1999      1998
                                                          --------  --------
                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents.............................. $ 42,345  $119,704
  Accounts receivable, net...............................  116,100    80,163
  Prepaid and other current assets.......................    7,364     6,979
  Income tax receivable..................................    8,211       --
  Deferred income taxes..................................    2,385       --
                                                          --------  --------
    Total current assets.................................  176,405   206,846
Property and equipment, net..............................   33,763    22,197
Intangible assets, net...................................  202,096       --
Other assets.............................................    2,412     1,474
                                                          --------  --------
    Total assets......................................... $414,676  $230,517
                                                          ========  ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Short-term debt........................................ $ 10,000  $    --
  Accounts payable and accrued liabilities...............   20,709    17,955
  Accrued compensation and project costs.................   58,425    28,142
  Income taxes payable...................................      --      2,942
  Deferred income taxes..................................      --      2,171
  Other current liabilities..............................   19,673     9,127
                                                          --------  --------
    Total current liabilities............................  108,807    60,337
Deferred income taxes....................................      725     5,276
Other non-current liabilities............................    4,475       --
                                                          --------  --------
    Total liabilities....................................  114,007    65,613
                                                          --------  --------

Stockholders' equity:
  Preferred stock, $.001 par value; 3,000 shares
   authorized; no shares issued or outstanding...........      --        --
  Common stock, $.001 par value; 75,000 shares
   authorized; 43,129 and 38,004 shares issued and
   outstanding in 1999 and 1998, respectively............       43        38
  Additional paid-in capital.............................  340,528   134,624
  Treasury stock 2,086 shares at December 31, 1999.......  (52,811)      --
  Notes receivable from stockholders.....................   (2,583)      --
  Accumulated other comprehensive income.................     (158)      (30)
  Retained earnings......................................   15,650    30,272
                                                          --------  --------
    Total stockholders' equity...........................  300,669   164,904
                                                          --------  --------
    Total liabilities and stockholders' equity........... $414,676  $230,517
                                                          ========  ========

        See accompanying Notes to the Consolidated Financial Statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      For the Years Ended
                                                          December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
Revenues.......................................... $397,694  $287,626  $228,731
Cost of services..................................  266,080   174,175   145,144
                                                   --------  --------  --------
  Gross profit....................................  131,614   113,451    83,587
General and administrative expenses...............  107,274    62,093    55,579
Amortization......................................   24,300       --        --
Merger related cost and restructuring
  charges (benefit)...............................     (206)   12,778     1,312
Stock option compensation expense.................    3,850       --        --
                                                   --------  --------  --------
  Operating income (loss).........................   (3,604)   38,580    26,696
                                                   --------  --------  --------
Other expense (income):
  Interest income.................................   (3,857)   (3,063)   (1,184)
  Interest expense................................      376       688       446
  Other, net......................................    5,672      (263)     (467)
                                                   --------  --------  --------
   Total other expense (income)...................    2,191    (2,638)   (1,205)
                                                   --------  --------  --------
Income (loss) before income tax expense...........   (5,795)   41,218    27,901
  Income tax expense..............................    8,827    25,637     9,237
                                                   --------  --------  --------
Net Income (loss)................................. $(14,622) $ 15,581  $ 18,664
                                                   ========  ========  ========
Earnings (loss) per share:
  Basic........................................... $ (0.35)  $   0.43  $   0.56
  Diluted......................................... $ (0.35)  $   0.41  $   0.55
Weighted average shares outstanding:
  Basic...........................................   41,601    36,476    33,289
  Diluted.........................................   41,601    37,707    33,798


        See accompanying Notes to the Consolidated Financial Statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                    Preferred                                Notes      Accumulated
                      Stock     Common Stock   Additional  Receivable      Other               Treasury Stock        Total
                  ------------- --------------  Paid-In       From     Comprehensive Retained  ----------------  Stockholders'
                  Shares Amount Shares  Amount  Capital   Stockholders    Income     Earnings  Shares   Amount      Equity
                  ------ ------ ------  ------ ---------- ------------ ------------- --------  ------  --------  -------------
Balance at
December 31,
1996............   --     --    33,446   $ 34   $ 41,313    $ (3,045)      $   6     $ 12,378     --   $    --     $ 50,686
Comprehensive
income..........   --     --       --     --         --          --          (63)      18,664     --        --       18,601
Issuance of
common stock....   --     --     2,043      2     25,412         (87)        --           780     --        --       26,107
Purchase of
common stock....   --     --      (535)    (1)   (10,340)         44         --          (228)    --        --      (10,525)
Distributions...   --     --       --     --         --         (351)        --       (16,182)    --        --      (16,533)
Interest on
notes receivable
from
stockholders....   --     --       --     --         195        (195)        --           --      --        --          --
Collection of
notes receivable
from
stockholders....   --     --       --     --         --          879         --           --      --        --          879
                   ---    ---   ------   ----   --------    --------       -----     --------  ------  --------    --------
Balance at
December 31,
1997............   --     --    34,954     35     56,580      (2,755)        (57)      15,412     --        --       69,215
Comprehensive
income..........   --     --       --     --         --          --           27       15,581     --        --       15,608
Issuance of
common stock....   --     --     3,645      4     96,965         --          --           --      --        --       96,969
Purchase of
common stock....   --     --      (595)    (1)   (18,921)        --          --           --      --        --      (18,922)
Distributions...   --     --       --     --         --          --          --          (721)    --        --         (721)
Collection of
notes receivable
from
stockholders....   --     --       --     --         --        2,755         --           --      --        --        2,755
                   ---    ---   ------   ----   --------    --------       -----     --------  ------  --------    --------
Balance at
December 31,
1998............   --     --    38,004     38    134,624         --          (30)      30,272     --        --      164,904
Comprehensive
income (loss)...   --     --       --     --         --          --         (128)     (14,622)    --        --      (14,750)
Issuance of
common stock....   --     --     5,387      5    215,160         --          --           --      --        --      215,165
Purchase of
common stock....   --     --      (263)   --     (13,335)        --          --           --   (2,086)  (52,811)    (66,146)
Stock option
compensation
expense.........   --     --       --     --       3,850         --          --           --      --        --        3,850
Issuance of
notes receivable
from
stockholders....   --     --       --     --         --      (20,550)        --           --      --        --      (20,550)
Interest on
notes receivable
from
stockholders....   --     --       --     --         229        (229)        --           --      --        --          --
Collection of
notes receivable
from
stockholders....   --     --       --     --         --       12,929         --           --                         12,929
Impairment of
notes receivable
from
stockholders....   --     --       --     --         --        5,267         --           --      --        --        5,267
                   ---    ---   ------   ----   --------    --------       -----     --------  ------  --------    --------
Balance at
December 31,
1999............   --     --    43,129   $ 43   $340,528    $ (2,583)      $(158)    $ 15,650  (2,086) $(52,811)   $300,669
                   ===    ===   ======   ====   ========    ========       =====     ========  ======  ========    ========

       See accompanying Notes to the Consolidated Financial Statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                            For The Years Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).......................  $  (14,622) $   15,581  $   18,664
Adjustments to reconcile net income to net
 cash providedby operating activities:
  Depreciation............................      13,460       4,876       3,337
  Amortization............................      24,300         --          --
  Impairment of stockholder notes.........       5,267         --          --
  Stock option compensation expense.......       3,850         --          --
  Provision for bad debts.................      14,900       1,094         172
  Deferred income taxes...................     (10,970)      1,777       2,499
  Other non-cash items, net...............         404        (107)       (728)
  Changes in assets and liabilities, net
   of acquisitions:
    Accounts receivable...................     (19,543)    (20,917)    (12,339)
    Prepaid expenses and other current
     assets...............................       1,478      (3,467)     (1,292)
    Accounts payable and accrued
     liabilities..........................      (2,069)      7,291       2,099
    Accrued compensation and project
     costs................................      10,591      11,029         134
    Income taxes payable..................     (13,023)       (858)      2,923
    Other current liabilities.............       3,426       4,907       1,353
                                            ----------  ----------  ----------
      Net cash provided by operating
       activities.........................      17,449      21,206      16,822
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment......     (18,641)    (13,340)     (7,871)
  Acquisition of businesses, net of cash
   acquired...............................     (42,055)        --          --
  Other, net..............................      (1,582)       (296)         54
                                            ----------  ----------  ----------
      Net cash used in investing
       activities.........................     (62,278)    (13,636)     (7,817)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Issuance of common stock................      17,387      96,969      26,107
  Purchase of common stock................     (40,011)    (18,922)    (10,525)
  Repayment of long-term debt.............        (322)       (319)     (1,550)
  Proceeds from long-term debt............         --          --        3,300
  Net repayments of short-term debt.......      (2,584)     (8,242)     (3,007)
  Proceeds from short-term debt...........      10,000         --          --
  Issuance of notes receivable from
   stockholders...........................     (17,000)        --          --
  Payments of pre-acquisition
   undistributed income to former
   stockholders...........................         --       (6,079)    (10,121)
  Other, net..............................         --        2,755      (1,096)
                                            ----------  ----------  ----------
Net cash (used in )provided by financing
 activities...............................     (32,530)     66,162       3,108
                                            ----------  ----------  ----------
Net (decrease) increase in cash and cash
 equivalents..............................     (77,359)     73,732      12,113
Cash and cash equivalents at beginning of
 year.....................................     119,704      45,972      33,859
                                            ----------  ----------  ----------
Cash and cash equivalents at end of year..  $   42,345  $  119,704  $   45,972
                                            ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                           NAVIGANT CONSULTING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

   Navigant Consulting, Inc. (the "Company") is a provider of consulting services to electric and gas utilities, insurance companies, and pharmaceutical companies, as well as other Fortune 100 companies. The Company's services include: management consulting, strategic consulting, financial and claims services, and economics and policy consulting. The Company is headquartered in Chicago, Illinois and has regional offices in various cities within the United States, and several international offices.

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

 Intangible Assets

   Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangibles include customer lists, workforce in place, knowledge capital, and non-compete agreements. Intangible assets are being amortized on the straight-line method over 7 years.

 Fair Value of Financial Instruments

   The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 1999 and 1998.

                           NAVIGANT CONSULTING, INC.

 Revenue Recognition

   The Company recognizes revenues as the related services are provided. Certain contracts are accounted for on the percentage of completion method whereby revenues are recognized based upon costs incurred in relation to total estimated costs at completion. Provision is made for the entire amount of estimated losses, if any, at the time when they are known.

 Stock Based Compensation

   The Company utilizes the intrinsic value-based method of accounting for its stock-based compensation arrangements with employees. The Company utilizes the fair value method of accounting for its stock-based compensation arrangements with non-employee consultants, advisors, and independent contractors.

 Income Taxes

   Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Prior to December 18, 1997, one of the Company's subsidiaries, LECG, Inc.
(LECG), had elected to be taxed under Subchapter S of the Internal Revenue Code for income tax purposes. During such period, federal income taxes were the responsibility of LECG's stockholders as were certain state income taxes. Therefore, the financial statements do not include a provision for federal (and some state) income taxes prior to LECG's initial public offering on December 18, 1997. LECG's S-corporation status terminated on December 18, 1997, thereby subjecting LECG's income to federal and certain other state income taxes at the corporate level. Accordingly, LECG applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," for the period ended December 31, 1997. In addition, LECG converted from a cash basis to accrual basis for tax purposes in conjunction with its conversion to a C-corporation. Due to temporary differences in recognition of revenue and expenses, income for financial reporting purposes exceeded income for income tax purposes. The conversion to accrual basis along with these temporary differences resulted in the recognition of a net deferred tax liability (and a corresponding one-time charge to expense) of $2.7 million as of December 31, 1997.

   Prior to August 14, 1998, another of the Company's subsidiaries, Peterson Consulting, L.L.C. d/b/a Peterson Worldwide LLC (Peterson) was a limited liability company, which, for income tax purposes, was treated as a partnership. Accordingly, the income of Peterson was reported on the individual income tax returns of its members and federal income taxes, as well as certain state income taxes, were the responsibility of its members. Subsequent to August 14, 1998, and based on events unrelated to its acquisition by the Company, Peterson elected C-corporation status, thereby subjecting its income to federal and certain state income taxes at the corporate level. As a result of its acquisition of Peterson, the Company has applied the provisions of SFAS No. 109, and has converted Peterson from the modified cash basis to the accrual basis for tax purposes. Due to temporary differences in recognition of revenue and expense, income for financial reporting purposes has exceeded income for tax reporting purposes. The conversion to accrual basis, along with these temporary differences, resulted in the recognition of a one-time, non-cash charge of $7.2 million to be recorded during the period in which the merger occurred.

                           NAVIGANT CONSULTING, INC.

 Earnings Per Share

   The following table set forth the components of basic and diluted earnings per share:

                                                      Year ended December 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      --------  ------- -------
                                                       (amounts in thousands)
   Numerator:
     Net income (loss)............................... $(14,622) $15,581 $18,664
                                                      ========  ======= =======
   Denominator:
     Weighted average shares outstanding.............   41,601   36,476  33,289
   Effect of dilutive securities:
     Employee stock options..........................      --     1,231     509
                                                      --------  ------- -------
   Denominator for diluted earnings per share........   41,601   37,707  33,798
                                                      ========  ======= =======

   For the year ended December 31, 1999, the weighted-average effect of employee stock options was 1.68 million shares. However, the Company incurred a loss for the period and the effect of these options was anti-dilutive.

 Foreign Currency Translation

   The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate, and sales and expenses are translated using the average exchange rate for the year. The resulting translation gains or losses are recorded as a separate component of stockholders' equity as other comprehensive income.

                           NAVIGANT CONSULTING, INC.

3. RECONCILIATION TO PREVIOUSLY REPORTED AMOUNTS

   The following table sets forth select operating information as previously reported and as amended. The amended amounts have been restated to retroactively reflect the results of operations for certain business combinations completed in 1998 and 1997 which were accounted for as poolings of interests. At the respective dates of acquisition, the Company had determined that the stockholders' equity and the results of operations of these businesses were not material, individually or in the aggregate, in relation to those of the Company. As such, the Company had recorded these combinations by restating stockholders' equity as of the effective date of each acquisition without restating prior period financial statements. The Company has restated the financial statements for 1998 and 1997 to reflect the results of operations of Sterling Consulting Group, Inc., Reed-Stowe & Co., Inc., AUC Management Consultants, Inc., Hydrologic Consultants, Inc. of California, Saraswati Systems Corporation and Applied Health Outcomes, Inc.

   The amended amounts also incorporate certain reclassifications to conform the presentation of revenue and cost of sales for 1998 and 1997 to the 1999 presentation. Certain billable expenses which had previously been presented net of related revenues have been reclassified.

                                                                Years ended
                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                (amounts in
                                                              thousands, except
                                                             per share amounts)
   Total revenue, as previously reported.................... $266,877  $196,780
   Retroactive effect of pooling accounting.................    6,844    19,079
   Reclassifications........................................   13,905    12,872
                                                             --------  --------
   Total revenue, as amended................................ $287,626  $228,731
                                                             ========  ========
   Gross profit, as previously reported..................... $112,555  $ 81,658
   Retroactive effect of pooling accounting.................      896     1,929
   Reclassifications........................................      --        --
                                                             --------  --------
   Gross profit, as amended................................. $113,451  $ 83,587
                                                             ========  ========
   Operating income, as previously reported................. $ 38,884  $ 26,195
   Retroactive effect of pooling accounting.................     (304)      501
                                                             --------  --------
   Operating income, as amended............................. $ 38,580  $ 26,696
                                                             ========  ========
   Net Income, as previously reported....................... $ 16,123  $ 18,419
   Retroactive effect of pooling accounting.................     (542)      245
                                                             --------  --------
   Net Income, as amended................................... $ 15,581  $ 18,664
                                                             ========  ========
   Earnings per diluted share as previously reported........ $   0.43  $   0.57
   Retroactive effect of pooling accounting.................    (0.02)    (0.02)
                                                             --------  --------
   Earnings per diluted share, as amended................... $   0.41  $   0.55
                                                             ========  ========
   Dilutive shares as previously reported...................   37,179    32,288
   Retroactive effect of pooling accounting.................      528     1,510
                                                             --------  --------
   Dilutive shares, as amended..............................   37,707    33,798
                                                             ========  ========

                           NAVIGANT CONSULTING, INC.

4. BUSINESS COMBINATIONS

   On July 31, 1997, the Company issued 3.2 million shares of common stock for substantially all the outstanding common stock of Resource Management International, Inc. (RMI). In connection with the acquisition of RMI, the Company acquired assets and assumed liabilities with book values of $13.9 million and $11.1 million, respectively. On August 15, 1997, the Company issued
0.8 million shares of common stock for substantially all of the outstanding common stock of Reed Consulting Group, Inc. (Reed). In connection with the acquisition of Reed, the Company acquired assets and assumed liabilities with book values of $2.5 million and $2.5 million, respectively. Additionally, the Company completed the acquisition of all of the common stock of L.E. Burgess Consultants, Inc. (Burgess) as of January 1, 1997 and Sterling Consulting Group, Inc. (Sterling) and Reed-Stowe & Co., Inc. (RSC), as of December 1, 1997. In the aggregate for the Burgess, Sterling and RSC transactions, the Company issued 0.7 million shares of common stock. In connection with the acquisitions of Burgess, Sterling and RSC, the Company acquired assets and assumed liabilities with book values of $0.6 million and $0.9 million, respectively. All of the 1997 transactions were accounted for as poolings of interests. There were no pre-acquisition intercompany transactions or investments among the Company, RMI, Reed, Burgess, Sterling, and RSC. The Company's consolidated financial statements have been restated as if RMI, Reed, Sterling and RSC had been combined for all periods presented. The Company's consolidated statement of operations for the year ended December 31, 1997 includes revenues and net income from RMI, Reed, Sterling and RSC totaling $35.3 million and $1.5 million, respectively, through the dates of acquisition. The stockholders' equity and the operations of Burgess were not significant in relation to those of the Company. As such, the Company recorded the Burgess transaction by restating stockholders' equity as of the date of the acquisition without restating prior period financial statements.

   On August 19, 1998, the Company issued 7.3 million shares of common stock for substantially all the outstanding common stock of LECG. In connection with the acquisition of LECG, the Company acquired assets and assumed liabilities with book values of $49.8 million and $17.4 million, respectively. On August 31, 1998, the Company issued 5.6 million shares of common stock for substantially all of the outstanding common stock of Peterson. In connection with the acquisition of Peterson, the Company acquired assets and assumed liabilities with book values of $34.8 million and $24.7 million, respectively. Additionally, the Company completed the acquisitions all of the common stock of American Corporate Resources, Inc. (ACR), AUC Management Consultants, Inc.
(AUC), and Hydrologic Consultants, Inc. of California (HCI) as of April 3, 1998; The Vision Trust Marketing Group, LLC (VTM) as of June 1, 1998; and Saraswati Systems Corporation (SSC) and Applied Health Outcomes, Inc. (AHO) as of September 1, 1998. In the aggregate for the ACR, AUC, HCI, VTM, SSC, and AHO transactions, the Company issued 1.2 million shares of common stock. In connection with the acquisitions of ACR, AUC, HCI, VTM, SSC, and AHO, the Company acquired assets and assumed liabilities with book values of $1.9 million and $1.4 million, respectively. All of the 1998 transactions were accounted for as poolings of interests. The Company's consolidated financial statements have been restated as if LECG, Peterson, AUC, HCI, SSC, and AHO had been combined for all periods presented. The Company's consolidated statement of operations for the year ended December 31, 1998 and 1997 includes revenues totaling $104.8 million and $125.7 million, respectively, and net income totaling $5.5 million and $9.0 million, respectively, from LECG, Peterson, AUC, HCI, SSC, and AHO, through the dates of acquisition. The stockholders' equity and the operations of ACR and VTM were not significant in relation to those of the Company. As such, the Company recorded the ACR and VTM transactions by restating stockholders' equity as of the date of the acquisition without restating prior period financial statements.

   The Company incurred significant costs and expenses in connection with these acquisitions, including legal and accounting, and other various expenses. These costs and expenses were recorded in the consolidated statements of operations during the third quarter in each of the years 1998 and 1997.

                           NAVIGANT CONSULTING, INC.

   During 1999, the Company completed eleven acquisitions (collectively, the "1999 Acquisitions") in exchange for Company stock and cash having an aggregate value of $235.7 million. On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc., and Dowling Associates, Inc. in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of Penta Advisory Services LLC (Penta) and the stock of Scope International, Inc. (Scope) for a total cash purchase price of $15.1 million. The purchase agreements for Penta and Scope also provide for additional payments, payable in cash or Company common stock, over the next two to five years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill. On October 1, 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International Consulting OY, and Brooks International SPRL for an aggregate cash purchase price of $3.3 million. On November 1, 1999, the Company completed the acquisition of the stock of The Barrington Consulting Group, Inc. (Barrington) in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The liability related to the deferred cash payments is reflected in the consolidated balance sheet as of December 31, 1999 as $3.9 million of other current liabilities and $3.9 million of other non-current liabilities. The purchase agreement for Barrington also provides for additional cash payments of up to $7.7 million in the aggregate, which are contingent on continued employment by the Company of certain Barrington shareholders and are payable in cash in two annual installments. The contingent payments will be charged to expense ratably over the period of employment. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash. There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

   The 1999 Acquisitions have been accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Certain assets acquired of $46.2 million and liabilities assumed of $36.9 million have been recorded at their estimated fair values. The excess of cost over the net assets acquired of approximately $226.4 million has been recorded as intangible assets, including goodwill. The allocation of the excess cost over the net assets acquired to identifiable intangible assets and goodwill was based upon independent appraisals, as were the estimated useful lives. The estimated lives range from between one and 20 years, and approximate, on a straight-line basis, an average life of 7 years.

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

                                                              1999      1998
                                                            --------  --------
   Revenue, in thousands................................... $437,095  $402,664
   Net loss, in thousands..................................  (23,600)  (17,995)
   Net loss per diluted Share.............................. $  (0.52) $  (0.44)

                           NAVIGANT CONSULTING, INC.

5. STOCKHOLDERS' EQUITY

 Initial Public Offering

   On December 18, 1997, LECG completed an initial public offering, resulting in net proceeds of approximately $24.4 million, net of issuance costs.

 Secondary Public Offering

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

 Employee Stock Purchase Plan

   During 1996, the Company implemented a plan which permits employees to purchase shares of the Company's common stock each quarter at 85% of the market value. The market value for this purpose is determined to be the lower of the closing market price on the first and last day of each calendar quarter. There are 450,000 shares authorized for issuance under the plan. The Company had issued 159,000 shares under the plan through December 31, 1999. As of December 31, 1999, the Company held $0.8 million of withholdings from employees which were used to purchase approximately 84,000 additional shares under the plan in January 2000.

 Treasury Stock Repurchases

   On August 9, 1999, the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock in open market or in privately negotiated transactions. In August and September of 1999, the Company repurchased a total of 0.5 million shares for $18.9 million in privately negotiated transactions. In November 1999, the Company repurchased 1.0 million shares for $20.8 million in open market transactions. Also in November 1999, the Company accepted 0.6 million shares with a then market value of $12.9 million as payment for the principal amount of certain notes plus accrued interest related to borrowings by Mr. Maher, the Company's Chairman and Chief Executive Officer at that time. See also Note 17, "Related Party Transactions".

 Shareholder Notes Receivable

   At December 31, 1999, the Company held notes receivable from three former Company officers with an aggregate principal balance of $7.9 million. See also
Note 17, "Related Party Transactions". The notes receivable arose from transactions whereby these individuals borrowed money from the Company to purchase a total of 200,000 shares of the Company's common stock from third parties and 37,500 shares of common stock from the Company. The notes receivable are shown on the balance sheet as a reduction in stockholders' equity. The notes receivable were accompanied by pledge agreements which pledge the shares as collateral security for repayment of the notes, which shares are currently held by the Company. At the closing market price for the Company's common stock on December 31, 1999 of $10 7/8 per share, the value of the shares held as collateral for the notes receivable was approximately $2.6 million. Although the notes receivable are full recourse, are not due until the year 2002 and there has been no event of default, the Company is not certain that it will be able to collect the full amount due. In March 2000, the borrowers have either challenged the

                           NAVIGANT CONSULTING, INC.

enforceability or declined to confirm their intention to comply with the terms of the notes and each have refused to provide the Company with personal financial information that would support their ability to pay the full amounts due. The Company has accrued a loss contingency at December 31, 1999 in the amount of $5.3 million, representing the difference between the principal amount of the notes receivable and the value of the shares held by the Company as collateral. The $5.3 million was included as a non-operating charge within other expense in the consolidated statement of operations. The Company intends to take all appropriate legal steps to enforce the notes in accordance with their terms.

 Shareholder Rights Plan

   On December 15, 1999, the Company's Board of Directors adopted a Stockholders Rights Plan (the "Rights Plan") and declared a dividend distribution of one Right (a "Right") for each outstanding share of common stock, to stockholders of record at the close of business on December 27, 1999. Each Right will entitle its holder, under certain circumstances described in the Rights Agreement, to purchase from the Company one one-thousandth of a share of its Series A Junior Participating Preferred Stock, $.001 par value, (the "Series A Preferred Stock"), at an exercise price of $75 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.

   Until the Distribution Date under the Rights Agreement, the surrender for transfer of any shares of common stock outstanding will also constitute the transfer of the Rights associated with such shares. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by the Company. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (subject to adjustment and payable in cash, common stock or other consideration deemed appropriate by the Company's Board of Directors) at any time until ten days following the Stock Acquisition Date under the Rights Agreement. Immediately upon the action of the Company's Board of Directors authorizing any redemption, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price. Until a Right is exercised, its holder, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

6. ACCOUNTS RECEIVABLE

   The components of accounts receivable as of December 31 were as follows:

                                                                1999     1998
                                                              --------  -------
                                                               (in thousands)
   Billed amounts ........................................... $ 86,849  $60,730
   Engagements in process....................................   45,581   27,559
   Allowance for uncollectible accounts......................  (16,330)  (8,126)
                                                              --------  -------
                                                              $116,100  $80,163
                                                              ========  =======

   Engagements in process represent balances accrued by the Company for services that have been performed but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

                           NAVIGANT CONSULTING, INC.

7. PROPERTY AND EQUIPMENT

   Property and equipment, at cost, as of December 31 consisted of:

                                                               1999      1998
                                                             --------  --------
                                                              (in thousands)
   Land and buildings....................................... $  3,421  $  2,878
   Furniture, fixtures and equipment........................   40,444    27,877
   Software.................................................   10,241     5,338
   Leasehold improvements...................................    5,714     4,736
                                                             --------  --------
                                                               59,820    40,829
   Less: accumulated depreciation and amortization..........  (26,057)  (18,632)
                                                             --------  --------
                                                             $ 33,763  $ 22,197
                                                             ========  ========

   In December 1999, the Company made a decision to dispose of its corporate headquarters land and building and is actively seeking a buyer. At such time, the Company re-evaluated the carrying amount of the asset and estimated the net realizable value through an independent appraisal. The Company has recorded additional depreciation expense of $1.1 million to reflect the impairment in value.

   Based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge to depreciation expense of $3.8 million in 1999. This charge reflects the write-down of a portion of the recorded asset values of certain computer equipment and software. No additional assets were deemed to be impaired.

8. INTANGIBLE ASSETS

   The excess of the cost of the 1999 Acquisitions over the net assets acquired of approximately $226.4 million has been recorded as intangible assets, including goodwill, and is being amortized over the estimated useful lives. The allocation of the excess of the cost over the net assets acquired to identifiable intangible assets and goodwill was based upon independent appraisals, as were the related estimated useful lives. Goodwill and other intangible assets consisted of the following as of December 31, 1999:(in thousands)

   Goodwill........................................................... $ 96,906
   Customer lists.....................................................   49,565
   Employee workforce.................................................   33,455
   Non-compete agreements.............................................   25,570
   Other..............................................................   20,900
                                                                       --------
                                                                        226,396
   Less: accumulated amortization.....................................  (24,300)
                                                                       --------
   Goodwill and intangibles, net...................................... $202,096
                                                                       ========

   The Company periodically examines the carrying value of its goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of the goodwill and other intangible assets as of December 31, 1999.

                           NAVIGANT CONSULTING, INC.

9. SHORT-TERM AND LONG-TERM DEBT

   The Company maintains a line of credit agreement in the amount of $50.0 million which expires May 31, 2001. Under the agreement, the Company may borrow a maximum amount of up to 80% of eligible accounts receivable. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The balance outstanding under the line of credit was $10 million at December 31, 1999. At December 31, 1999, the Company had letters of credit of $2.2 million outstanding. The letters of credit expire at various dates through July 2003.

   At December 31, 1998, The Company had no outstanding short-term debt. The Company had no long-term debt outstanding as of December 31, 1999 or 1998.

10. MERGER-RELATED COSTS AND RESTRUCTURING CHARGES

   The Company recognized $1.2 million of expense in 1999 for employee separations associated with consolidation of certain accounting and human resources functions. In July 1999, the Company announced a restructuring initiative and offered involuntary severance packages to 73 employees in the administrative, accounting and human resources functions. In 1998, the Company incurred restructuring charges and merger-related costs of $12.8 million related to the acquisitions of LECG and Peterson, which were accounted for as poolings of interests. These costs included legal, accounting and other transaction related fees and expenses, as well as accruals to consolidate certain facilities. At December 31, 1999, the Company reviewed the merger-related accruals and determined that certain amounts previously accrued were no longer necessary given subsequent acquisition activity and changes in the Company's organizational structure. The results of operations for 1999 reflect a benefit of $1.4 million for the reversal of the previously accrued amounts. In 1997, the Company incurred legal, accounting and other transaction related fees and expenses of $1.3 million related to the acquisitions of RMI and Reed, which were accounted for as poolings of interests. During 1999, the Company increased the accrual for restructuring charges and merger-related costs by $3.0 million related to the 1999 Acquisitions, which were accounted for under the purchase method of accounting. These costs were reflected as purchase price adjustments and, as such, increased the amount of goodwill.

   The restructuring charges and merger-related costs were determined based on formal plans approved by the Company's management using the best information available at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate acquired companies is executed. The activity affecting the accrual for restructuring charges and merger-related costs during 1999, 1998 and 1997 is as follows:

                                    Direct
                                 Transaction  Facilities  Workforce     Other
                                    Costs      Closings   Reductions    Costs     Total
                                    -----      --------   ----------    -----     -----
                                                  (amounts in thousands)
Year ended December 31, 1997
   Charges to operations              706           --         330        276      1,312
   Utilized                          (706)          --        (330)      (276)    (1,312)
Year ended December 31, 1998
   Charges to operations            7,638        3,600          --      1,540     12,778
   Utilized                        (4,434)        (239)         --     (1,655)    (6,328)
Year ended December 31, 1999
   Charges to operations               --           --       1,160         --      1,160
   Purchase price adjustments       2,425          350         255         --      3,030
   Utilized                        (4,803)        (232)       (879)        --     (5,914)
   Changes in estimates              (826)        (655)         --        115     (1,366)
                                 --------------------------------------------------------
Balance at December 31, 1999           --        2,824         536         --      3,360
                                 ========================================================

11. LEASE COMMITMENTS

   The Company leases its office facilities and certain equipment under operating lease arrangements which expire at various dates through 2012. The Company leases office facilities under noncancelable operating leases which include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. In addition, the Company leases equipment under noncancelable operating leases.

   Future minimum annual lease payments, for the years subsequent to 1999 and in the aggregate, are as follows:

   Year Ending December 31,                                         Amount
   ------------------------                                     --------------
                                                                (in thousands)
   2000........................................................    $ 15,241
   2001........................................................      16,312
   2002........................................................      13,965
   2003........................................................      11,539
   2004........................................................       8,710
   Thereafter..................................................      39,439
                                                                   --------
                                                                   $105,206
                                                                   ========

   Rent expense for operating leases entered into by the Company and charged to operations amounted to $15.8 million for 1999, $10.0 million for 1998, and $9.8 million for 1997.

                           NAVIGANT CONSULTING, INC.

12. INCOME TAX EXPENSE

   Income tax expense consists of the following:

                                                          December 31,
                                                     ------------------------
                                                      1999     1998     1997
                                                     -------  -------  ------
                                                         (in thousands)
   Federal:
     Current........................................ $14,186  $20,180  $5,264
     Deferred.......................................  (7,391)   1,600   2,648
                                                     -------  -------  ------
       Total........................................   6,795   21,780   7,912
                                                     -------  -------  ------
   State:
     Current........................................   3,272    3,461   1,392
     Deferred.......................................  (1,716)     396     (67)
                                                     -------  -------  ------
       Total........................................   1,556    3,857   1,325
                                                     -------  -------  ------
   Foreign..........................................     476      --      --
                                                     -------  -------  ------
       Total federal, state and foreign income tax
        expense.....................................  $8,827  $25,637  $9,237
                                                     =======  =======  ======

   Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income tax expense as follows:

                                                          December 31,
                                                     ------------------------
                                                      1999     1998     1997
                                                     -------  -------  ------
   Federal tax at statutory rate....................    35.0%    35.0%   35.0%
   State tax at statutory rate, net of federal tax
    benefits........................................   (17.8)     7.3     4.6
   Foreign taxes....................................    (8.2)      --      --
   Effect of nontaxable interest and dividends......    12.5     (1.7)   (0.9)
   Effect of nontaxable entity status...............     --       --     (5.2)
   Effect of non-deductible merger-related costs....    (1.0)     4.0     --
   Effect of non-deductible amortization............  (139.2)     --      --
   Effect of non-deductible stock compensation
    expense.........................................   (23.3)     --      --
   Effect of conversion from cash to accrual method
    of accounting for acquired company..............     --      14.7     --
   Effect of other non-deductible expenses..........   (10.4)     2.9    (0.4)
                                                     -------  -------  ------
                                                      (152.4)%   62.2%   33.1%
                                                     =======  =======  ======

   The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $4.9 million in 1999 and $3.3 million in 1998. Such benefits were recorded as an increase to additional paid-in capital in each year.

                           NAVIGANT CONSULTING, INC.

   Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effect of these differences are as follows:

                                                                December 31,
                                                               ---------------
                                                                1999    1998
                                                               ------  -------
                                                               (in thousands)
Deferred tax assets:
  State income taxes.......................................... $ (121) $   479
  Allowance for uncollectible receivables.....................  4,379      194
  Merger-related costs........................................    --     1,427
  Stockholders' notes.........................................  2,239      --
  Insurance related costs.....................................    865      --
  Other.......................................................    202      315
                                                               ------  -------
Total deferred tax assets.....................................  7,564    2,415
                                                               ------  -------
Deferred tax liabilities:
  Adjustment resulting from changes in the method of
   accounting used for tax purposes...........................  6,435    9,136
  Other.......................................................   (531)     726
                                                               ------  -------
Deferred tax liabilities......................................  5,904    9,862
                                                               ------  -------
Net deferred tax assets (liabilities)......................... $1,660  $(7,447)
                                                               ======  =======

The Company has not recorded a valuation allowance as it believes it is more likely than not that the net deferred tax asset is recoverable.

13. SUPPLEMENTAL CASH FLOW INFORMATION

   Total interest paid during the years ended December 31, 1999, 1998 and 1997 were $0.4 million, $0.7 million, and $0.3 million, respectively. Total income taxes paid during the years ended December 31, 1999, 1998 and 1997 were $27.6 million, $17.7 million, and $3.5 million, respectively.

   During the first quarter of 1999, the Company issued 4.2 million shares of common stock (valued at the time at approximately $181.0 million) for substantially all of the outstanding common stock of four companies acquired in transactions accounted for by the purchase method of accounting. In addition to the $42.1 million of cash used to acquire certain businesses during 1999, the Company entered into commitments for deferred cash payments of $7.8 million, payable in two equal annual installments. See also Note 4, "Business Combinations".

   In April 1999, certain of the Company's then officers borrowed $3.5 million from the Company to exercise certain then-vested options. In November 1999, the Company received 605,684 shares of the Company's common stock, with a then market value of $12.9 million, in lieu of cash as payment for the principal amount of certain loans plus accrued interest. See also Note 17, "Related Party Transactions".

14. LONG-TERM INCENTIVE PLAN

   On June 30, 1996, the Company adopted a Long-Term Incentive Plan which provides for common stock, common stock-based, and other performance incentives to employees, consultants, directors, advisors, and independent contractors of the Company. The Long-Term Incentive Plan, as amended, was re-approved by a vote of the Company's shareholders in July 1999. As of December 31, 1999, the Company had 8.2 million options outstanding at a weighted average exercise price of $29.15 per share. As of December 31, 1999, 0.7 million options were exercisable.

                           NAVIGANT CONSULTING, INC.

   In general, options issued under the Long Term Incentive Plan were issued at the fair market value at the dates of grant, have a ten-year term and become vested and thus exercisable in annual installments over a four year period following the date of grant. However, the plan permits the Compensation Committee, or the chief executive officer as its delegate, to vary such terms and conditions, including granting nonqualified options at prices below fair market value at the date of grant. The Company has determined, based in part on the absence of contemporaneous documentation, that 0.3 million nonqualified options issued to a total of sixteen individuals were issued at prices below fair market value. Accordingly, the Company has recorded an expense in 1999 of $3.5 million for stock option compensation expense attributable to such options. The amount charged to expense represents the aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options. The amount charged to expense has been amortized over the relevant vesting periods. See also Note 17, "Related Party Transactions."

   The Company applies APB Opinion 25, Accounting for Stock Issued to employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for those option grants where the exercise price is equal to the fair market value at the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's compensation expense for the years ended December 31, 1999, 1998 and 1997 would have been increased by $18.3 million, $4.6 million, and $1.1 million, respectively, net of related income taxes. As a result, the Company's pro forma net earnings available to common stockholders and earnings per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:

                                         1999           1998          1997
                                    --------------  ------------- -------------
                                     (in thousands, except per share amounts)
   Earnings, as reported:
     Net income (loss) ...........    $(14,622)         $15,581         $18,664
     Net income (loss) per basic
      share.......................    $  (0.35)         $  0.43         $  0.56
     Net income (loss) per
      dilutive share..............    $  (0.35)         $  0.41         $  0.55
   Earnings, fair value method:
     Net income (loss), with
      compensation expense from
      fair value options..........    $(32,941)         $10,990         $17,526
     Fair value method net income
      (loss) per basic share......    $  (0.79)         $  0.30         $  0.53
     Fair value method net income
      (loss) per dilutive share...    $  (0.79)         $  0.29         $  0.52

   The weighted average fair value of options granted in 1999, 198O and 1997 was $12.04, $5.68, and $4.46, respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the model for grants made in 1999, 1998 and 1997:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Expected volatility........................................  75%   45%   45%
   Risk free interest rate.................................... 5.5%  5.0%  5.7%
   Dividend yield.............................................   0%    0%    0%
   Contractual or Expected lives (years)...................... 8.5   2.8   2.5

                           NAVIGANT CONSULTING, INC.

   Additional information on the shares subject to options is as follows:

                               1999              1998              1997
                         ----------------- ----------------- -----------------
                         Number  Weighted- Number  Weighted- Number  Weighted-
                           of     Average    of     Average    of     Average
                         Shares  Exercise  Shares  Exercise  Shares  Exercise
                         (000's)   Price   (000's)   Price   (000's)   Price
                         ------  --------- ------- --------- ------  ---------
Options outstanding at
 beginning of year......  5,510   $24.19    2,623   $16.53     689    $10.37
Granted.................  4,481    32.68    3,849    28.47   2,173     18.35
Exercised...............   (696)   17.98     (361)   13.07      (3)     8.00
Forfeited............... (1,082)   25.24     (601)   24.90    (236)    16.35
                         ------   ------    -----   ------   -----    ------
Options outstanding at
 end of year............  8,213   $29.15    5,510   $24.19   2,623    $16.53
                         ======             =====            =====
Options exercisable at
 year end...............    676   $19.31      138   $14.41      14    $18.45
                         ======             =====            =====

   The following table summarizes information about stock options outstanding at December 31, 1999 and 1998:

                                      1999                      1998
                           -------------------------- --------------------------
                                Weighted-Average          Weighted-Average
                           -------------------------- --------------------------
                           Shares  Exercise Remaining Shares  Exercise Remaining
Range of Exercise Price    (000's)  Price     Life    (000's)  Price     Life
-----------------------    ------- -------- --------- ------  -------- ---------
$ 0 to $15................    790   $12.17     4.6    1,025    $12.46  0.7 years
$16 to $25................    737    21.23     6.0    1,277     20.99  2.5 years
$26 to $35................  5,656    29.03     8.8    3,174     29.06  3.6 years
$36 to $45................    307    43.71     9.5       34     39.30  3.8 years
$46 to $55................    723    50.53     9.1      --        --         --
                            -----                     -----
                            8,213   $29.15     8.2    5,510    $24.19  2.8 years
                            =====                     =====

15. EMPLOYEE BENEFIT PLANS

   The Company maintained profit sharing and savings plans for several operating subsidiaries through December 31, 1999. Eligible employees may contribute a portion of their compensation to their respective operating subsidiary's plan. The Company matches a percentage of employees' current contributions on some operating subsidiaries' plans and has discretion to match contributions on other plans. The Company may also make an annual profit sharing contribution at its discretion. The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company contributions to the various plans which were charged to operations were $1.9 million, $1.0 million, and $1.0 million in the years ended December 31, 1999, 1998, and 1997, respectively.

   Effective February 2000, the Company amended the profit sharing and savings plans of all operating subsidiaries to provide an employer matching contribution for all participants in an amount equal to 100% of the employees' current contributions, up to a maximum of 3% of the employees' total eligible compensation.

16. SEGMENT INFORMATION

   The Company has applied the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information regarding operating segments, products and services, geographic areas and major customers. The Company's operations represent a

                           NAVIGANT CONSULTING, INC.

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

   The Company derives substantially all of its revenues from operations in the United States. In each of the three years ended December 31, 1999, more than 95% of the Company's consolidated revenues and operating income were derived from domestic operations. Substantially all of the Company's identifiable assets are located in the United States.

17. RELATED PARTY TRANSACTIONS

   In April 1999, Mr. Maher, the Company's Chairman and Chief Executive Officer at that time, borrowed $2.7 million from the Company so that he could exercise his then-vested options. Mr. Maher exercised all 112,500 of his then-vested options at an exercise price of $24.00 per share. In August 1999, Mr. Maher borrowed an additional $10 million from the Company. The applicable interest rate for this loan was 5.75%, payable annually. In November 1999, the Company received from Mr. Maher 605,684 shares of the Company's common stock with a then market value of $12.9 million as payment for the principal amount of the loans plus accrued interest.

   Five non-employees related by blood or marriage to Mr. Maher received stock option grants. Mr. Maher has informed the Company that each of these persons provided services to the Company from time to time and received no other compensation for those services. In addition, one other individual not employed by the Company, but who was an employee of an unrelated company owned or controlled by Mr. Maher, received stock option grants. Mr. Maher has informed the Company that this individual provided certain services to the Company from time to time. These persons are among sixteen as to whom the Company has determined that their options were issued at prices below fair market value. See also Note 14, "Long Term Incentive Plan". The Company has recorded an expense in 1999 of $3.5 million for stock option compensation expense attributable to such options issued to the sixteen individuals. Of the total stock option compensation expense of $3.5 million, $0.6 million is attributable to the six persons described above.

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

   In late August, Mr. Cain, Mr. Demirjian and Mr. Kingsbury (the Company's Chief Financial Officer at that time) borrowed $2.625 million, $2.625 million and $1.75 million, respectively, from the Company, related to their purchases of 75,000, 75,000 and 50,000 shares, respectively, of the Company's common stock from third parties at $35 per share. The notes which evidence these borrowings are full recourse, are due on or before the third anniversary date and bear interest at a rate equal to 5.75%, payable annually. These notes were

                           NAVIGANT CONSULTING, INC.

accompanied by pledge agreements which pledge the shares as collateral security for repayment of the notes, which shares are currently held by the Company.

   As a result of recent developments, the Company has accrued a loss contingency at December 31, 1999 in the amount of $5.3 million, related to the notes receivable from Mssrs. Cain, Demirjian and Kingsbury. See also Note 5, "Stockholders Equity". The Company has discontinued the accrual of interest on these notes.

   In November 1999, the Company entered into an agreement with Mr. Maher, pursuant to which, among other things, Mr. Maher agreed to provide certain consulting services to the Company over a two year period, including providing information about past transactions or other matters as to which he may be familiar, and the Company agreed to pay Mr. Maher twenty-four monthly payments of $25,000.

18. LITIGATION

   Numerous purported class action lawsuits have been filed against the Company since November 1999 in the United States District Court for the Northern District of Illinois. These actions name as defendants the Company and certain former directors and former executive officers (one of whom, however, remains an employee of the Company) of the Company and are purported to be on behalf of persons who purchased shares of the Company's common stock during various periods through November 1999. The complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act of 1934, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for the Company's common stock. The plaintiffs seek a judgement awarding damages and other relief. The Company believes it has meritorious defenses and intends to vigorously defend these actions. The outcome of these lawsuits cannot be predicted with certainty and a material adverse judgment against the Company could have a material adverse effect on the Company.

   Navigant International, Inc., a national travel agency headquartered in Denver, Colorado, sued the Company in July 1999 in the United States District Court for the District of Colorado claiming that the use of "Navigant" in our name infringes on their use of and rights in such name. The complaint seeks declaratory relief and an injunction against our use of "Navigant," attorneys' fees and other related relief. The Company believes it has meritorious defenses and intends to vigorously defend this action.

   In addition, from time to time, we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

   Under date of March 28, 2000 we reported on the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report was based in part on reliance of other auditors, as contained in the annual report on Form 10-K for the year 1999. The 1998 and 1997 financial statements have been restated as discussed in notes 3 and 4 to the consolidated financial statements. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

   In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Chicago, Illinois
March 28, 2000

                                  SCHEDULE II

                           NAVIGANT CONSULTING, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997
                             (amounts in thousands)

                                       Balance at Charged                Balance
                                       Beginning     to                  at End
Description                             of Year   Expenses Deductions(1) of Year
-----------                            ---------- -------- ------------- -------
Year Ended December 31, 1999
 Allowance for doubtful accounts......    8,126    14,900     (6,696)    16,330
Year Ended December 31, 1998
 Allowance for doubtful accounts......    7,592     2,058     (1,524)     8,126
Year Ended December 31, 1997
 Allowance for doubtful accounts......   10,569     1,975     (4,952)     7,592

--------
(1) Represent write-offs of bad debts.