Form 10-K/A
period 1999-12-31
NAVIGANT CONSULTING INC
filed 2000-05-01
CIK 1019737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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
     Common Stock, par value $0.001 per share          New York Stock Exchange
       Preferred Stock Purchase Rights                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 6, 2000 41.1 million shares of the Registrant's common stock, par value $0.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 6, 2000, was approximately $401.0 million.

------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     The purpose of this amendment is to amend our Annual Report on Form-K for the year ended December 31, 1999 to include information in Part III set forth below, which is being provided in accordance with General Instruction G(3) to Form 10-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Board of Directors is divided into three classes, with a class of directors elected each year for a three-year term.

   A listing of the principal occupation, other major affiliations and age of the directors of Navigant Consulting is set forth below:

Directors Whose Terms Continue Until the Annual Meeting of Shareholders in 2000:

   Mitchell H. Saranow, 54, has served as one of our directors since 1996 and became Chairman of the Board and Co-Chief Executive Officer in November 1999. Since 1984, Mr. Saranow has served as Chairman of The Saranow Group L.L.C. and its affiliated companies. He founded Fluid Management, L.P., the world's leading manufacturer of color formulation equipment, in April 1987 and served as Chairman and Chief Executive Officer until January 1997. From 1979 to 1983, Mr. Saranow was Vice President Finance and Chief Financial Officer of CFS Continental, then the nation's second largest food service distributor. Mr. Saranow also serves on the boards of Lawson Products, Inc., ELF Machinery, L.L.C., and BroadBridge Media, L.L.C.

   Peter B. Pond, 55, has served as one of our directors since November 1996. He served as the Midwest Head of Investment Banking for Donaldson, Lufkin & Jenrette Securities Corporation from June 1991 to March 2000. Mr. Pond is a director of Maximus, Inc., a provider of program management and consulting services to state, county and local government health and human services agencies.

Directors Whose Terms Continue Until the Annual Meeting of Shareholders in
2001:

   John J. Reed, 45, has served as our Vice-Chairman and Co-Chief Executive Officer since November 1999. He was appointed a director of the company on November 21, 1999. Prior to being named Vice-Chairman and Co-Chief Executive Officer, Mr. Reed was the Executive Managing Director of our Management Consulting practice. From 1988 until 1999, Mr. Reed was President of Reed Consulting Group, which we acquired in August 1997.

   James R. Thompson, 63, has served as one of our directors since August
1998. Governor Thompson was named Chairman of the Chicago law firm of Winston
& Strawn in January 1993. He joined the firm in January 1991 as Chairman of the Executive Committee after serving four terms as Governor of the State of Illinois from 1977 until January 1991. Prior to his terms as Governor, he served as U.S. Attorney for the Northern District of Illinois from 1971 to 1975. Governor Thompson served as the Chief of the Department of Law Enforcement and Public Protection in the Office of the Attorney General of Illinois, as an Associate Professor at Northwestern University School of Law, and as an Assistant State's Attorney of Cook County. He is a former Chairman of the President's Intelligence Oversight Board. Governor Thompson is currently a member of the Boards of Directors of Union Pacific Resources, Inc., Prime Retail, Inc., American National Can Co., Metal Management, Inc., Prime Group Realty Trust, FMC Corporation, and Hollinger International. He serves on the Board of the Chicago Historical Society, the Art Institute of Chicago, the Museum of Contemporary Art, the Lyric Opera and the Illinois Math & Science Academy Foundation.

   Samuel K. Skinner, 61, has served as a director since December 15, 1999. He currently serves as Co-Chairman of Hopkins & Sutter, a law firm based in Chicago. Mr. Skinner recently retired as President of the Commonwealth Edison Company and its holding company Unicom Corporation. Prior to joining Commonwealth Edison, he served as Chief of Staff to President George Bush. Prior to his White House service, Mr. Skinner served in the President's cabinet for nearly three years as Secretary of Transportation. From 1977 to 1989, Mr. Skinner practiced law as a senior partner in the Chicago law firm Sidley & Austin. From 1984 to 1988, while practicing law full time, he also served as Chairman of the Regional Transportation Authority of northeastern Illinois and was appointed by President Reagan as Chairman of the President's Commission on Organized Crime. From 1968 to 1975, Mr. Skinner served in the office of the United States Attorney for the Northern District of Illinois and in 1977, President Ford appointed him United States Attorney, one of the few career prosecutors ever to hold such position.

Directors Whose Terms Continue Until the Annual Meeting of Shareholders in
2002:

   Carl S. Spetzler, 58, has served as our President and Co-Chief Executive Officer since November 1999. He was appointed a director of the company on November 21, 1999. Prior to being named President and Co-Chief Executive Officer, Dr. Spetzler was the Executive Managing Director of our Strategic Consulting practice. From 1986 until 1999, Dr. Spetzler was the President of Strategic Decisions Group, which we acquired in February 1999.

   William M. Goodyear, 51, has served as a director since December 15, 1999. He is immediate past chairman and former Chief Executive Officer of Bank of America, Illinois. In addition, he was President of the Bank of America's Global Private Bank until January of 1999. He was Vice Chairman and a member of the Board of Directors of Continental Bank, prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. Mr. Goodyear joined Continental Bank in 1972 and subsequently held a variety of assignments including corporate finance, large corporate lending, trading and distribution. He was stationed in London from 1986 to 1991 where he was responsible for European and Asian Operations. Mr. Goodyear is currently a member of Chicago's Commercial Club, the board of Trustees for the Museum of Science and Industry and the finance council of the Archdiocese of Chicago. He is a member of the board of trustees of the University of Notre Dame, the Chicago Public Library Foundation and serves on the Rush-Presbyterian Hospital Board. Mr. Goodyear is a director of Equity Office Properties Trust where he is Chairman of its audit committee. He is an advisory director of Shorebank in Chicago and a member and director of the executive committee of Home Place of America, Inc.

      Information as to our executive officers is provided under the caption "Executive Officers of the Registrant" under Item 4 of this Form 10-K. Officers of the company are elected annually for a term of one year.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who beneficially own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. To our knowledge, based solely on review of the copies of such reports sent to us and written representations that no other reports were required, we believe that during the year ended December 31, 1999, our directors, officers and ten percent shareholders complied with their Section 16(a) filing requirements, except that Messrs. Reed and Spetzler filed their Initial Statements of Beneficial Ownership on Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

General

   The following table sets forth compensation awarded or earned by our three Co-Chief Executive Officers, one other executive officer who earned more than $100,000 during the year ended December 31, 1999 and two other executive officers who earned more than $100,000 during that year but were not executive officers at December 31, 1999:

                          Summary Compensation Table

                                                                Long-Term
                                  Annual Compensation         Compensation
                              ----------------------------   ---------------
                                                               Securities
                                              Other Annual     Underlying     All Other
Name and Principal            Salary   Bonus  Compensation       Options     Compensation
Position                 Year   ($)     ($)       ($)        (No. of Shares)     ($)
------------------       ---- ------- ------- ------------   --------------- ------------
Mitchell H. Saranow..... 1999  69,232  35,000        --           19,500          --
 Chairman and Co-Chief
 Executive Officer(1)

John J. Reed............ 1997 145,000 217,861        --              --           204(9)
 Vice Chairman and Co-   1998 164,430 315,668        --          100,000          255(9)
  Chief
 Executive Officer(2)    1999 246,474 363,525        --           50,000          908(9)

Carl S. Spetzler........ 1999 311,058 298,942                    108,895        2,516(9)
 President and Co-Chief
 Executive Officer(3)

James F. Hillman........ 1997 206,250     --         625(7)       37,500          --
 Chief Financial         1998 250,000     --   1,994,063(8)       75,000          204(9)
  Officer(4)
                         1999 162,692     --         --              --           204(9)

Robert P. Maher......... 1997 411,250     --       1,500(7)      150,000          --
 Former Chairman,        1998 462,060     --         --          375,000          717(9)
  President and
 Chief Executive         1999 426,613     --         --          112,500        1,188(9)
  Officer(5)

Timothy D. Kingsbury.... 1997 223,958  85,619      4,500(7)          --         1,530(9)
 Former Chief Financial  1998 225,000     --       4,500(7)        6,000        1,734(9)
  Officer
 and Treasurer(6)        1999 240,625  87,500        --          144,000          324(9)

--------
(1) Mr. Saranow was elected to his positions as an executive officer in November 1999. Prior to that time he was a non-employee director of the company. See also the discussion of Mr. Saranow's employment agreement under "Employment Agreements," below.
(2) Mr. Reed was elected to his positions in November 1999. Prior to that time he was an employee but not an executive officer of the company. Mr. Reed joined the company in August 1997 when it acquired Reed Consulting Group. See also the discussion of Mr. Reed's employment agreement under "Employment Agreements," below.
(3) Mr. Spetzler was elected to his positions in November 1999. Prior to that time he was an employee but not an executive officer of the Company. Mr. Spetzler joined the company in February 1999 when it acquired Strategic Decisions Group. See also the discussion of Mr. Spetzler's employment agreement under "Employment Agreements," below.
(4) Mr. Hillman has been our Chief Financial Officer and Treasurer from April 1996 to May 1999 and since November 1999. See also the discussion of Mr. Hillman's employment arrangement under "Employment Agreements," below.
(5) Mr. Maher was our Chairman, President and Chief Executive Officer until he resigned in November 1999.
(6) Mr. Kingsbury was our Chief Financial Officer and Treasurer from May 1999 until he resigned from those positions in November 1999. Before and after this period he has served as an employee but not an executive officer of the Company.
(7) Represents matching payments and profit sharing under applicable 401(k)
    Plan.
(8) Consists of compensation resulting from the exercise of stock options.
(9) Represents earnings associated with group term life insurance.

Executive Option Grants

   The following table sets forth the stock option grants we made to each of the named executive officers in 1999.

                         Options Grants in Fiscal 1999

                          Individual Grants (1), (9)

                                     Percent of
                       Number of    Total Options
                       Securities    Granted to   Exercise
                       Underlying   Employees in   Price              Grant Date
                        Options      Fiscal Year    Per    Expiration  Present
Name                    Granted         1999       Share      Date    Value (1)
----                   ----------   ------------- -------- ---------- ----------
Mitchell H. Saranow...   19,500(2)       .44%     $26.5625 6/30/2009  $  272,000
John J. Reed..........   50,000(3)      1.12%     $30.5000 3/22/2009  $  802,000
Carl S. Spetzler......   25,000(4)       .56%     $26.5625 6/30/2009  $  349,000
                          8,895(5)       .20%     $30.5000 3/22/2009  $  143,000
                         75,000(6)      1.67%     $50.7500  2/7/2009  $2,026,000
James F. Hillman......      --            --           --        --          --
Robert P. Maher.......  112,500(7)      2.51%     $26.5625 2/20/2002  $1,571,000
Timothy D. Kingsbury..  144,000(8)      3.21%     $26.5625 6/30/2009  $2,011,000

--------
(1) The fair value of the option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following assumptions were used

      Expected Volatility............................................... 75%
      Risk-free interest rate........................................... 5.5%
      Dividend yield.................................................... 0%
      Expected life..................................................... 3 years

(2) The options were granted on July 1, 1999 at the fair market value of common stock on that date; 50% of these options become exercisable on July 1, 2001 and the remainder become exercisable 25% on July 1, 2002 and 25% on July 1, 2003.
(3) The options were granted on March 23, 1999 at the fair market value of common stock on that date and become exercisable 50% on March 23, 2001, 25% on March 23, 2002 and 25% on March 23, 2003.
(4) The options were granted on July 1, 1999 at the fair market value of common stock on that date and became exercisable 100% on February 8, 2000.
(5) The options were granted on March 23, 1999 at the fair market value of common stock on that date and became exercisable 100% on March 23, 2000.
(6) The options were granted on February 8, 1999 at the fair market value of common stock on that date; 33% of these options become exercisable on February 8, 2001 and the remainder become exercisable 33% on February 8, 2002 and 33% on February 8, 2003.
(7) The options were granted on July 1, 1999 at the fair market value of common stock on that date; 37,500 of these options become exercisable on November 21, 2000. Pursuant to Mr. Maher's Consulting Agreement signed in November, 1999 he relinquished the remaining 75,000 options granted on July 1, 1999.
(8) The options were granted on July 1, 1999 at the fair market value of common stock on that date; 50% of these options become exercisable on July 1, 2001 and the remainder become exercisable 25% on July 1, 2002 and 25% on July 1, 2003.
(9) See also the discussion of options granted in January 2000 to Messrs. Saranow, Reed, Spetzler and Hillman under "Employment Agreements," below.

Option Exercises and Holdings

   The following table sets forth the exercise of options during 1999 by the named executive officers and the number of options and approximate values for in-the-money options at December 31, 1999. Because the exercise price of all such stock options is greater than $10.875 per share, the closing price of the common stock as reported by the New York Stock Exchange on December 31, 1999, the table shows that there were no in-the-money options at that date.

                    Aggregated Option Exercises in 1999 and
                         Fiscal Year End Option Values

                                                     Number of Shares
                                                  Underlying Unexercised     Value of Unexercised
                                                  Options at Fiscal Year     In-The-Money Options
                           Shares                        End(#)(3)            at Fiscal Year End
                         Acquired on    Value    ------------------------- -------------------------
Name                     Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- ----------- ----------- ------------- ----------- -------------
Mitchell H. Saranow.....      0         $0.00      24,750        75,250       $0.00        $0.00
John J. Reed............      0         $0.00         0         150,000       $0.00        $0.00
Carl S. Spetzler........      0         $0.00         0         108,895       $0.00        $0.00
James J. Hillman........     --          --          --           --           --           --
Robert P. Maher.........   112,500      $0.00      75,000       225,000       $0.00        $0.00
Timothy D. Kingsbury....      0         $0.00         0         150,000       $0.00        $0.00

Employment Agreements

   In January 2000, the company entered into employment agreements with its three Co-Chief Executive Officers, Messrs. Saranow, Reed and Spetzler. Each agreement provides for a three year term ending November 12, 2002, an annual base salary of $500,000 with annual increases in the discretion of the compensation committee, a maximum annual bonus opportunity of 100% of base salary and a target payment of 65% of the base salary. Each agreement also provides for a grant to the executive of an option to purchase 300,000 shares under the company's long-term incentive plan at an exercise price of $10 per share, which option vests and becomes exercisable 50% on the date of grant, 25% six months after the date of grant and 25% 18 months after the date of grant (subject to immediate vesting in the event of a change of control, termination of the executive without cause (as defined in the agreement) or termination of the executive for good reason (as defined in the agreement)). (Because the date of grant is January 18, 2000, these options are not shown in the tables above.) Each agreement provides that if either the company terminates the executive's employment (other than for cause, death or disability), the executive terminates his employment for good reason or the executive terminates his employment after change of control for any reason, then the company will pay to the executive an amount equal to two times the sum of his base salary and most recent bonus. Each agreement also provides that if the executive's employment terminates because of the executive's death or disability, the company will pay to the executive an amount equal to his base salary and most recent bonus. If a payment or benefit received by the executive would be subject to excise tax as a result of Section 280G of the Internal Revenue Code, the agreement provides for a reduction of the post-termination payments to the executive if, as a result of the excise tax, the net amount of post-termination payments retained by the executive (taking into account income and excise taxes) are increased by the reduction. In addition, the employment agreement with Mr. Saranow provides that he will be nominated to serve as a director of the company at the annual meeting of shareholders in 2000 and that he shall be required to devote a reasonable amount of his time (which shall be less than full-time) to the business and affairs of the company.

   The company has employment agreements with other of its executive officers. The employment agreement with Mr. Steptoe, our Vice President, General Counsel and Secretary, provides for an annual base salary of $250,000, a maximum annual bonus opportunity of 50% of base salary and a grant to Mr. Steptoe of an option to purchase 100,000 shares under the company's long-term incentive plan at an exercise price of $9 per share, which option vests and becomes exercisable as to 25,000 of those shares six months after the date of grant and as to an additional 25,000 of those shares every six months thereafter (subject to immediate vesting in the event of a change of control). The agreement provides that if the company terminates Mr. Steptoe's employment without cause, the company will continue his base salary for six months. The arrangement with Mr. Hillman, our Chief Financial Officer, provides for an annual base salary of $350,000, a maximum annual bonus opportunity of 50% of base salary and a grant to Mr. Hillman of an option to purchase 150,000 shares under the company's long-term incentive plan at an exercise price of $10.125 per share, which option vests and becomes exercisable as to 100,000 of those shares on the date of grant and as to the remaining 50,000 of those shares one year after the date of grant. The arrangement also provides for payments to Mr. Hillman in consideration of his execution of a release of the company of $200,000 in January 2000 and $200,000 one year thereafter. If the company terminates Mr. Hillman's employment without cause, the company will continue his base salary for six months.

Director Compensation

   Under our current long-term incentive plan, we grant each director not employed by us an option to purchase 3,000 shares of common stock for each year of the term to be served upon the director's initial election or re-election to the Board. Thus, a director elected to a three-year term receives 9,000 options. The options have an exercise price equal to the fair market value of the common stock on the date of grant and become exercisable in equal installments over the term to be served beginning on the first anniversary of the date of grant, so that 3,000 options become exercisable each year. From time to time, we also grant our non-employee directors additional options after reviewing the level of compensation other companies similarly situated to us pay their non-employee directors.

   Beginning in January 2000, we also pay each Non-Employee Director an annual retainer of $35,000 and a fee of $1,500 for each Board meeting or Committee meeting attended. All directors are reimbursed for travel expenses incurred in connection with attending Board and Committee meetings.

Compensation Committee Interlocks and Insider Participation

   Prior to December 1999 the Compensation Committee of our Board of Directors consisted of Messrs. Maher, Pond, Saranow and Thompson. Prior to his resignation in November, 1999, Mr. Maher was the Chairman and Chief Executive Officer of the company. In November 1999, Mr. Saranow was elected as our Chairman and Co-Chief Executive Officer. In December 1999 the Board appointed Messrs. Skinner and Goodyear as the sole members of the Compensation Committee. In February 2000 the Board reconstituted the Compensation Committee as the Compensation and Organization Committee. Messrs. Skinner and Goodyear continued as the sole members of this Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of common stock as of April 14, 2000 by: (i) each person we know to own beneficially more than five percent of the outstanding shares of common stock; (ii) each of our directors and nominees; (iii) each of the named executive officers; and (iv) all of our directors and executive officers as a group. We believe that each person named below has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such holder, subject to community property laws where applicable. Except where noted otherwise, the address of each person named below is care of our principal executive offices.

                                                                    Shares
                                                                 Beneficially
Officers, Directors and 5% Shareholders                            Owned(1)
---------------------------------------                        -----------------
                                                                Number   Percent
                                                               --------- -------
Blum Capital Partners, L.P., Richard C. Blum Associates, Inc.
 and Richard C. Blum (2).....................................  2,506,200  6.10%
Mitchell H. Saranow (3)......................................    254,875     *
John J. Reed (4).............................................    152,446     *
Carl S. Spetzler (5).........................................    323,435     *
James F. Hillman (6).........................................    100,000     *
Peter B. Pond (7)............................................     34,875     *
William M. Goodyear..........................................          0     *
Samuel K. Skinner............................................          0     *
James R. Thompson (8)........................................      3,000     *
Robert P. Maher (9)..........................................    170,481     *
Timothy D. Kingsbury.........................................    128,123     *
All current directors and executive officers as a group (9
 persons)....................................................    890,956  2.10%

--------
   *less than 1%
(1) Applicable percentage of ownership as of April 14, 2000 is based upon approximately 41.3 million shares of common stock outstanding. Beneficial ownership is a technical term determined in accordance with the rules of the SEC. Beneficial ownership generally means that a shareholder can vote or sell the stock either directly or indirectly.
(2) Based on information provided in the Schedule 13D filed by Blum Capital Partners, L.P., Richard C. Blum & Associates, Inc. and Richard C. Blum with the Securities and Exchange Commission on April 7, 2000, those persons share voting and dispositive power with respect to such shares. The address of each of those persons is 909 Montgomery Street, Suite 400, San Francisco, California 94133.
(3) Includes 184,875 shares of common stock subject to options that are or become exercisable within 60 days of April 14, 2000.
(4) Includes 150,000 shares of common stock subject to options that are or become exercisable within 60 days of April 14, 2000.
(5) Includes183,895 shares of common stock subject to options that are or become exercisable within 60 days of April 14, 2000.
(6) Includes 100,000 shares of common stock subject to options that are or become exercisable within 60 days of April 14, 2000.
(7) Includes 34,875 shares of common stock subject to options that are or become exercisable within 60 days of April 14, 2000.
(8) Includes 3,000 shares of common stock subject to options that are or become exercisable within 60 days of April 14, 2000.
(9) Includes 75,000 shares of common stock subject to options that are or become exercisable within 60 days of April 14, 2000. Mr. Maher's address is c/o Robert T. Markowski, Jenner & Block, One IBM Plaza, Chicago, Illinois 60611.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

   Five non-employees related by blood or marriage to Mr. Maher received stock option grants. Mr. Maher has informed the company that each of these persons provided services to the company from time to time and received no other compensation for those services. In addition, one other individual not employed by the company, but who was an employee of an unrelated company owned or controlled by Mr. Maher, received stock option grants. Mr. Maher has informed the company that this individual provided certain services to the company from time to time. These persons are among sixteen as to whom the company has determined, based in part on the absence of contemporaneous documentation, that
0.3 million nonqualified options issued to a total of sixteen individuals were issued at prices below fair market value. The company recorded an expense in 1999 of $3.5 million for stock option compensation expense attributable to such options issued to the sixteen individuals. Of the total stock option compensation expense of $3.5 million, $0.6 million is attributable to the first six persons described above.

   In April 1999, Mr. Cain and Mr. Demirjian, respectively the company's Chief Administrative Officer and the company's General Counsel at that time, each borrowed $425,063 from the company to exercise all 18,750 of their then-vested options at an exercise price of $22.67 per share. The notes which evidence these borrowings are full recourse, are due on or before the third anniversary date and bear interest at a rate equal to 5.75%, payable annually. The notes were accompanied by pledge agreements which pledge the exercised option shares as collateral security for repayment of the notes, which shares are currently held by the company. In late August, Mr. Cain, Mr. Demirjian and Mr. Kingsbury (the company's Chief Financial Officer at that time) borrowed $2.625 million, $2.625 million and $1.75 million, respectively, from the company, related to their purchases of 75,000, 75,000 and 50,000 shares, respectively, of the company's common stock from third parties at $35 per share. The notes which evidence these borrowings are full recourse, are due on or before the third anniversary date and bear interest at a rate equal to 5.75%, payable annually. These notes were accompanied by pledge agreements which pledge the shares as collateral security for repayment of the notes, which shares are currently held by the company. Although the notes receivable are full recourse, are not due until the year 2002 and there has been no event of default, the company is not certain that it will be able to collect the full amount due. In March 2000, the borrowers either challenged the enforceability or declined to confirm their intention to comply with the terms of the notes and each have refused to provide the company with personal financial information that would support their ability to pay the full amounts due. The company has accrued a loss contingency at December 31, 1999 in the amount of $5.3 million, representing the difference between the principal amount of the notes receivable and the value of the shares held by the company as collateral. The company is negotiating with the borrowers concerning deferral or compromise of their obligations under their notes.

   In November 1999, the company entered into an agreement with Mr. Maher, pursuant to which, among other things, Mr. Maher agreed to provide certain consulting services to the company over a two year period, including providing information about past transactions or other matters as to which he may be familiar, and the company agreed to pay Mr. Maher twenty-four monthly payments of $25,000. To date, the company has made one such payment to Mr. Maher, in December 1999.

   Mr. Pond, one of our directors, was a principal of Donaldson, Lufkin & Jenrette Securities Corporation prior to March 2000. DLJ has provided in the past and may provide us in the future with investment banking services. DLJ served as an advisor on certain matters during 1999.

   Mr. Thompson, one of our directors, is Chairman of the law firm of Winston & Strawn. Winston & Strawn has provided in the past and may provide us in the future with legal representation.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NAVIGANT CONSULTING, INC.

                                    By:
                                       ------------------------
                                           Phillip P. Steptoe

Dated: April 29, 2000