Form 10-K/A
period 1999-12-31
NAVIGANT CONSULTING INC
filed 2000-05-05
CIK 1019737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

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

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

             Title of Each Class               Name of Each Exchange on Which Registered
             -------------------               -----------------------------------------
     Common Stock, par value $0.001 per                 New York Stock Exchange
    share Preferred Stock Purchase Rights

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   As of March 6, 2000, 41.1 million shares of the Registrants common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 6, 2000, was approximately $401.0 million.

   The Registrant's Annual Meeting of Stockholders is scheduled to be held in the summer of 2000.

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

EXPLANATORY NOTE:

   The purpose of this amendment is to amend our Annual Report on Form 10-K for the period ended December 31, 1999, (the "Original Filing") to make certain changes in response to comments received from the Securities and Exchange Commission (the "SEC").

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

   Other 1997 Acquisitions. We acquired all of the common stock of Burgess as of January 1, 1997, and all of the common stock of Sterling and of RSC as of December 1, 1997. In the aggregate for these three transactions, we issued 0.7 million shares of our common stock (valued at the time of closing at approximately $18.5 million). The consulting operations of these three companies were complementary to our existing businesses and have been integrated within the operations of other existing or acquired companies.

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

Results of Operations

   The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                            Years Ended
                                                           December 31,
                                                         ---------------------
                                                         1999    1998    1997
                                                         -----   -----   -----
Revenues................................................ 100.0 % 100.0 % 100.0 %
  Cost of services......................................  66.9    60.6    63.5
                                                         -----   -----   -----
Gross profit............................................  33.1    39.4    36.5
  General and administrative expenses...................  26.9    21.6    24.3
  Amortization expense..................................   6.1     --      --
  Merger-related costs and restructuring charges........   --      4.4     0.5
  Stock option compensation expense.....................   1.0     --      --
                                                         -----   -----   -----
Operating income........................................  (0.9)   13.4    11.7
  Other expense (income), net...........................   0.6    (0.9)   (0.5)
                                                         -----   -----   -----
Income before income tax expense........................  (1.5)   14.3    12.2
  Income tax expense....................................   2.2     8.9     4.0
                                                         -----   -----   -----
Net income (loss).......................................  (3.7)%   5.4 %   8.2 %
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

   Amortization Expense. The excess of cost over the net assets acquired for the 1999 Acquisitions of approximately $226.4 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years. The $24.3 million non-cash expense recorded in 1999 represents the pro rata amortization from the respective acquisition dates through December 31, 1999. Amortization would have been approximately $32.4 million had the 1999 Acquisitions occurred as of January 1, 1999.

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

   Stock Option Compensation Expense. The Company recorded $3.5 million for stock option compensation expense in 1999 attributable to 0.3 million option grants to a total of sixteen individuals which were issued at prices below fair market value. The amount charged to expense was calculated using the intrinsic value method for employees and the Black-Scholes option pricing model for non-employees and approximates the aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options. The Company recorded an additional $0.4 million of stock option compensation expense to amortize the value of certain options retained by a former employee upon separation from the Company.

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

                                                       Quarters Ended
                          -------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                            1998      1998      1998      1998      1999      1999      1999       1999
                          --------  --------  --------- --------  --------  --------  ---------  --------
                                          (In thousands, except per share amounts)
Revenues................  $66,134   $70,231    $73,967  $77,294   $84,388   $104,732  $107,452   $101,123
Cost of services........   41,254    42,254     44,302   46,364    50,418     59,118    61,735     94,809
                          -------   -------    -------  -------   -------   --------  --------   --------
Gross profit............   24,880    27,977     29,665   30,930    33,970     45,614    45,717      6,314
General and
 administrative
 expenses...............   16,355    18,232     13,552   13,955    15,343     20,964    21,077     49,890
Amortization expense....      --        --         --       --      2,800      6,830     6,830      7,840
Merger-related costs and
 restructuring charges..      --        --      12,778      --        --         --       (206)       --
Stock option
 compensation expense...      --        --         --       --      1,698        532     1,063        557
                          -------   -------    -------  -------   -------   --------  --------   --------
Operating income (loss).    8,525     9,745      3,335   16,975    14,129     17,288    16,953    (51,973)
Other (income) expense,
 net....................     (550)     (791)      (523)    (773)   (1,115)    (1,037)   (1,218)     5,561
                          -------   -------    -------  -------   -------   --------  --------   --------
Income (loss) before
 income tax expense.....    9,075    10,536      3,858   17,748    15,244     18,325    18,171    (57,534)
Income tax expense
 (benefit)..............    3,773     4,215     10,680    6,968     8,020     10,186    10,310    (19,689)
                          -------   -------    -------  -------   -------   --------  --------   --------
Net income (loss).......  $ 5,302   $ 6,321    $(6,822) $10,780   $ 7,224   $  8,139  $  7,861   $(37,845)
                          =======   =======    =======  =======   =======   ========  ========   ========
Net income (loss), per
 diluted share..........  $  0.15   $  0.17    $ (0.19) $  0.28   $  0.17   $   0.19  $   0.17    $ (0.91)
                          =======   =======    =======  =======   =======   ========  ========   ========
Diluted shares..........   36,477    37,752     36,610   39,093    41,786     43,508    45,357     41,798
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

                                                  Quarters Ended
                          -------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30, Dec. 31, Mar. 31,  June 30,   Sept.
                            1998      1998      1998      1998     1999      1999    30, 1999
                          --------  --------  --------- -------- --------  --------  --------
                                     (In thousands, except per share amounts)
Total revenue as
 previously reported....  $60,809   $64,863    $68,311  $72,894  $82,151   $103,623  $106,185
Retroactive effect of
 pooling accounting.....    2,854     2,269      1,721      --       --         --        --
Reclassifications.......    2,471     3,099      3,935    4,400    2,237      1,109     1,267
                          -------   -------    -------  -------  -------   --------  --------
Revenues, as amended....  $66,134   $70,231    $73,967  $77,294  $84,388   $104,732  $107,452
                          =======   =======    =======  =======  =======   ========  ========
Gross profit, as
 previously reported....  $24,786   $27,848    $28,991  $30,930
Retroactive effect of
 pooling accounting.....       94       129        673      --
                          -------   -------    -------  -------
Gross profit, as
 amended................  $24,880   $27,977    $29,664  $30,930
                          =======   =======    =======  =======
Operating income, as
 previously reported....  $ 8,899   $10,101    $ 2,909  $16,975  $15,827   $ 17,820  $ 18,016
Retroactive effect of
 pooling accounting.....     (374)     (356)       426      --       --         --        --
Stock option
 compensation expense...      --        --         --       --    (1,698)      (532)   (1,063)
                          -------   -------    -------  -------  -------   --------  --------
Operating income (loss),
 as amended               $ 8,525   $ 9,745    $ 3,335  $16,975  $14,129   $ 17,288  $ 16,953
                          =======   =======    =======  =======  =======   ========  ========
Net income (loss) as
 previously reported....  $ 5,658   $ 6,658     (6,973) $10,780  $ 8,922   $  8,671  $  8,924
Retroactive effect of
 pooling accounting.....     (356)     (337)       151      --       --         --        --
Stock option
 compensation expense...      --        --         --       --    (1,698)      (532)   (1,063)
                          -------   -------    -------  -------  -------   --------  --------
Net income (loss), as
 amended................  $ 5,302   $ 6,321    $(6,822) $10,780  $ 7,224   $  8,139  $  7,861
                          =======   =======    =======  =======  =======   ========  ========
Net income (loss) per
 share as previously
 reported...............  $  0.16   $  0.18    $ (0.19) $  0.28  $  0.21   $   0.20  $   0.20
Retroactive effect of
 pooling accounting.....    (0.01)    (0.01)       --       --       --         --        --
Stock option
 compensation expense...      --        --         --       --     (0.04)     (0.01)    (0.03)
                          -------   -------    -------  -------  -------   --------  --------
Net income (loss) per
 diluted share, as
 amended................  $  0.15   $  0.17    $ (0.19) $  0.28  $  0.17   $   0.19  $   0.17
                          =======   =======    =======  =======  =======   ========  ========
Diluted shares, as
 previously reported....   35,566    37,031     36,129
Retroactive effect of
 pooling accounting.....      911       721        481
                          =======   =======    =======
Diluted shares, as
 amended................   36,477    37,752     36,610
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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Navigant Consulting, Inc.

                                                  /s/ James F. Hillman
                                          By: _________________________________
                                                     James F. Hillman
                                                  Chief Financial Officer

Date: May 4, 2000

                       INDEX TO THE FINANCIAL STATEMENTS

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Audited Consolidated Financial Statements as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999

Independent Auditors' Report..............................................  F-2
Consolidated Balance Sheets...............................................  F-3
Consolidated Statements of Operations.....................................  F-4
Consolidated Statements of Stockholders' Equity...........................  F-5
Consolidated Statements of Cash Flows.....................................  F-6
Notes to Consolidated Financial Statements................................  F-7

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

   We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the results of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 related to companies acquired that were accounted for under the pooling of interests method, which statements reflect total revenues and net income constituting 69 percent and 61 percent, respectively, of the related restated consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for companies acquired that were accounted for under the pooling of interests method, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

   The 1998 and 1997 consolidated financial statements have been restated as discussed in note 3 to the consolidated financial statements.

   In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Chicago, Illinois
March 28, 2000

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 42,345  $119,704
  Accounts receivable, net.................................  116,100    80,163
  Prepaid and other current assets.........................    7,364     6,979
  Income tax receivable....................................    8,211       --
  Deferred income taxes....................................    2,385       --
                                                            --------  --------
    Total current assets...................................  176,405   206,846
Property and equipment, net................................   33,763    22,197
Intangible assets, net.....................................  202,096       --
Other assets...............................................    2,412     1,474
                                                            --------  --------
    Total assets........................................... $414,676  $230,517
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Short-term debt.......................................... $ 10,000  $    --
  Accounts payable and accrued liabilities.................   20,709    17,955
  Accrued compensation and project costs...................   58,425    28,142
  Income taxes payable.....................................      --      2,942
  Deferred income taxes....................................      --      2,171
  Other current liabilities................................   19,673     9,127
                                                            --------  --------
    Total current liabilities..............................  108,807    60,337
Deferred income taxes......................................      725     5,276
Other non-current liabilities..............................    4,475       --
                                                            --------  --------
    Total liabilities......................................  114,007    65,613
                                                            --------  --------
Stockholders' equity:
  Preferred stock, $.001 par value; 3,000 shares
   authorized; no shares issued or outstanding.............      --        --
  Common stock, $.001 par value; 75,000 shares authorized;
   43,129 and 38,004 shares issued and outstanding in 1999
   and 1998, respectively..................................       43        38
  Additional paid-in capital...............................  340,528   134,624
  Treasury stock 2,086 shares at December 31, 1999.........  (52,811)      --
  Notes receivable from stockholders.......................   (2,583)      --
  Accumulated other comprehensive income...................     (158)      (30)
  Retained earnings........................................   15,650    30,272
                                                            --------  --------
    Total stockholders' equity.............................  300,669   164,904
                                                            --------  --------
    Total liabilities and stockholders' equity............. $414,676  $230,517
                                                            ========  ========

        See accompanying Notes to the Consolidated Financial Statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Revenues......................................... $397,694  $287,626  $228,731
Cost of services.................................  266,080   174,175   145,144
                                                  --------  --------  --------
  Gross profit...................................  131,614   113,451    83,587
General and administrative expenses..............  107,274    62,093    55,579
Amortization.....................................   24,300       --        --
Merger related cost and restructuring charges
 (benefit).......................................     (206)   12,778     1,312
Stock option compensation expense................    3,850       --        --
                                                  --------  --------  --------
  Operating income (loss)........................   (3,604)   38,580    26,696
                                                  --------  --------  --------
Other expense (income):
  Interest income................................   (3,857)   (3,063)   (1,184)
  Interest expense...............................      376       688       446
  Other, net.....................................    5,672      (263)     (467)
                                                  --------  --------  --------
    Total other expense (income).................    2,191    (2,638)   (1,205)
                                                  --------  --------  --------
Income (loss) before income tax expense..........   (5,795)   41,218    27,901
  Income tax expense.............................    8,827    25,637     9,237
                                                  --------  --------  --------
Net Income (loss)................................ $(14,622) $ 15,581  $ 18,664
                                                  ========  ========  ========
Earnings (loss) per share:
  Basic.......................................... $  (0.35) $   0.43  $   0.56
  Diluted........................................ $  (0.35) $   0.41  $   0.55
Weighted average shares outstanding:
  Basic..........................................   41,601    36,476    33,289
  Diluted........................................   41,601    37,707    33,798


        See accompanying Notes to the Consolidated Financial Statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                    Preferred                                Notes      Accumulated
                      Stock     Common Stock   Additional  Receivable      Other               Treasury Stock        Total
                  ------------- --------------  Paid-In       From     Comprehensive Retained  ----------------  Stockholders'
                  Shares Amount Shares  Amount  Capital   Stockholders    Income     Earnings  Shares   Amount      Equity
                  ------ ------ ------  ------ ---------- ------------ ------------- --------  ------  --------  -------------
Balance at
December 31,
1996............   --     --    33,446   $34    $ 41,313    $ (3,045)      $   6     $12,378      --   $    --     $ 50,686
Comprehensive
income..........   --     --       --    --          --          --          (63)     18,664      --        --       18,601
Issuance of
common stock....   --     --     2,043     2      25,412         (87)        --          780      --        --       26,107
Purchase of
common stock....   --     --      (535)   (1)    (10,340)         44         --         (228)     --        --      (10,525)
Distributions...   --     --       --    --          --         (351)        --      (16,182)     --        --      (16,533)
Interest on
notes receivable
from
stockholders....   --     --       --    --          195        (195)        --          --       --        --          --
Collection of
notes receivable
from
stockholders....   --     --       --    --          --          879         --          --       --        --          879
                   ---    ---   ------   ---    --------    --------       -----     -------   ------  --------    --------
Balance at
December 31,
1997............   --     --    34,954    35      56,580      (2,755)        (57)     15,412      --        --       69,215
Comprehensive
income..........   --     --       --    --          --          --           27      15,581      --        --       15,608
Issuance of
common stock....   --     --     3,645     4      96,965         --          --          --       --        --       96,969
Purchase of
common stock....   --     --      (595)   (1)    (18,921)        --          --          --       --        --      (18,922)
Distributions...   --     --       --    --          --          --          --         (721)     --        --         (721)
Collection of
notes receivable
from
stockholders....   --     --       --    --          --        2,755         --          --       --        --        2,755
                   ---    ---   ------   ---    --------    --------       -----     -------   ------  --------    --------
Balance at
December 31,
1998............   --     --    38,004    38     134,624         --          (30)     30,272      --        --      164,904
Comprehensive
income (loss)...   --     --       --    --          --          --         (128)    (14,622)     --        --      (14,750)
Issuance of
common stock....   --     --     5,387     5     215,160         --          --          --       --        --      215,165
Purchase of
common stock....   --     --      (263)  --      (13,335)        --          --          --    (2,086)  (52,811)    (66,146)
Stock option
compensation
expense.........   --     --       --    --        3,850         --          --          --       --        --        3,850
Issuance of
notes receivable
from
stockholders....   --     --       --    --          --      (20,550)        --          --       --        --      (20,550)
Interest on
notes receivable
from
stockholders....   --     --       --    --          229        (229)        --          --       --        --          --
Collection of
notes receivable
from
stockholders....   --     --       --    --          --       12,929         --          --                          12,929
Impairment of
notes receivable
from
stockholders....   --     --       --    --          --        5,267         --          --       --        --        5,267
                   ---    ---   ------   ---    --------    --------       -----     -------   ------  --------    --------
Balance at
December 31,
1999............   --     --    43,129   $43    $340,528    $ (2,583)      $(158)    $15,650   (2,086) $(52,811)   $300,669
                   ===    ===   ======   ===    ========    ========       =====     =======   ======  ========    ========

       See accompanying Notes to the Consolidated Financial Statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)........................ $  (14,622) $   15,581  $   18,664
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation...........................     13,460       4,876       3,337
    Amortization...........................     24,300         --          --
    Impairment of stockholder notes........      5,267         --          --
    Stock option compensation expense......      3,850         --          --
    Provision for bad debts................     14,900       1,094         172
    Deferred income taxes..................    (10,970)      1,777       2,499
    Other non-cash items, net..............        404        (107)       (728)
    Changes in assets and liabilities, net
     of acquisitions:
      Accounts receivable..................    (19,543)    (20,917)    (12,339)
      Prepaid expenses and other current
       assets..............................      1,478      (3,467)     (1,292)
      Accounts payable and accrued
       liabilities.........................     (2,069)      7,291       2,099
      Accrued compensation and project
       costs...............................     10,591      11,029         134
      Income taxes payable.................    (13,023)       (858)      2,923
      Other current liabilities............      3,426       4,907       1,353
                                            ----------  ----------  ----------
        Net cash provided by operating
         activities........................     17,449      21,206      16,822
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment.......    (18,641)    (13,340)     (7,871)
  Acquisition of businesses, net of cash
   acquired................................    (42,055)        --          --
  Other, net...............................     (1,582)       (296)         54
                                            ----------  ----------  ----------
        Net cash used in investing
         activities........................    (62,278)    (13,636)     (7,817)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Issuance of common stock.................     17,387      96,969      26,107
  Purchase of common stock.................    (40,011)    (18,922)    (10,525)
  Repayment of long-term debt..............       (322)       (319)     (1,550)
  Proceeds from long-term debt.............        --          --        3,300
  Net repayments of short-term debt........     (2,584)     (8,242)     (3,007)
  Proceeds from short-term debt............     10,000         --          --
  Issuance of notes receivable from
   stockholders............................    (17,000)        --          --
  Payments of pre-acquisition undistributed
   income to former stockholders...........        --       (6,079)    (10,121)
  Other, net...............................        --        2,755      (1,096)
                                            ----------  ----------  ----------
        Net cash (used in) provided by
         financing activities..............    (32,530)     66,162       3,108
                                            ----------  ----------  ----------
Net (decrease) increase in cash and cash
 equivalents...............................    (77,359)     73,732      12,113
Cash and cash equivalents at beginning of
 year......................................    119,704      45,972      33,859
                                            ----------  ----------  ----------
Cash and cash equivalents at end of year... $   42,345  $  119,704  $   45,972
                                            ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

 Intangible Assets

   Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangibles include customer lists, workforce in place, knowledge capital, and non-compete agreements. Intangible assets, including goodwill, are being amortized on the straight-line method over 7 years.

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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

 Earnings Per Share

   The following table set forth the components of basic and diluted earnings per share:

                                                  Year ended December 31,
                                                ------------------------------
                                                  1999        1998      1997
                                                ---------   --------  --------
                                                  (amounts in thousands)
Numerator:
  Net income (loss)............................  $(14,622)   $15,581   $18,664
                                                =========   ========  ========
Denominator:
  Weighted average shares outstanding..........    41,601     36,476    33,289
Effect of dilutive securities:
  Employee stock options.......................       --       1,231       509
                                                ---------   --------  --------
Denominator for diluted earnings per share.....    41,601     37,707    33,798
                                                =========   ========  ========

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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The amended amounts also incorporate certain reclassifications to conform the presentation of revenue and cost of sales for 1998 and 1997 to the 1999 presentation. Certain billable expenses which had previously been presented net of related revenues have been reclassified.

                                                           Years ended
                                                          December 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                     (amounts in thousands,
                                                    except per share amounts)
      Total revenue, as previously reported........ $    266,877  $    196,780
      Retroactive effect of pooling accounting.....        6,844        19,079
      Reclassifications............................       13,905        12,872
                                                    ------------  ------------
      Total revenue, as amended.................... $    287,626  $    228,731
                                                    ============  ============
      Gross profit, as previously reported......... $    112,555  $     81,658
      Retroactive effect of pooling accounting.....          896         1,929
      Reclassifications............................          --            --
                                                    ------------  ------------
      Gross profit, as amended..................... $    113,451  $     83,587
                                                    ============  ============
      Operating income, as previously reported..... $     38,884  $     26,195
      Retroactive effect of pooling accounting.....         (304)          501
                                                    ------------  ------------
      Operating income, as amended................. $     38,580  $     26,696
                                                    ============  ============
      Net income, as previously reported........... $     16,123  $     18,419
      Retroactive effect of pooling accounting.....         (542)          245
                                                    ------------  ------------
      Net income, as amended....................... $     15,581  $     18,664
                                                    ============  ============
      Earnings per diluted share as previously
       reported.................................... $       0.43  $       0.57
      Retroactive effect of pooling accounting.....        (0.02)        (0.02)
                                                    ------------  ------------
      Earnings per diluted share, as amended....... $       0.41  $       0.55
                                                    ============  ============
      Dilutive shares as previously reported.......       37,179        32,288
      Retroactive effect of pooling accounting.....          528         1,510
                                                    ------------  ------------
      Dilutive shares, as amended..................       37,707        33,798
                                                    ============  ============

4. BUSINESS COMBINATIONS

   On July 31, 1997, the Company issued 3.2 million shares of common stock for substantially all the outstanding common stock of Resource Management International, Inc. (RMI). In connection with the acquisition of RMI, the Company acquired assets and assumed liabilities with book values of $13.9 million and $11.1 million, respectively. On August 15, 1997, the Company issued 0.8 million shares of common stock for substantially all of the outstanding common stock of Reed Consulting Group, Inc. (Reed). In connection with the acquisition of Reed, the Company acquired assets and assumed liabilities with book values of $2.5 million and $2.5 million, respectively. Additionally, the Company completed the acquisition of all of the common stock of L.E. Burgess Consultants, Inc. (Burgess) as of January 1, 1997 and Sterling Consulting Group, Inc. (Sterling) and Reed-Stowe & Co., Inc. (RSC), as of December 1, 1997. In the aggregate for the Burgess, Sterling and RSC transactions, the Company issued 0.7 million shares of common stock. In connection with the acquisitions of Burgess, Sterling and RSC, the Company acquired assets and assumed liabilities with book values of $0.6 million and $0.9 million, respectively. All of the 1997 transactions were accounted for as poolings of interests. There

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES were no pre-acquisition intercompany transactions or investments among the Company, RMI, Reed, Burgess, Sterling, and RSC. The Company's consolidated financial statements have been restated as if RMI, Reed, Sterling and RSC had been combined for all periods presented. The Company's consolidated statement of operations for the year ended December 31, 1997 includes revenues and net income from RMI, Reed, Sterling and RSC totaling $35.3 million and $1.5 million, respectively, through the dates of acquisition. The stockholders' equity and the operations of Burgess were not significant in relation to those of the Company. As such, the Company recorded the Burgess transaction by restating stockholders' equity as of the date of the acquisition without restating prior period financial statements.

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

   During 1999, the Company completed eleven acquisitions (collectively, the "1999 Acquisitions") in exchange for Company stock and cash having an aggregate value of $235.7 million. On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc., and Dowling Associates, Inc. in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of Penta Advisory Services LLC (Penta) and the stock of Scope International, Inc. (Scope) for a total cash purchase price of $15.1 million. The purchase agreements for Penta and Scope also provide for additional payments, payable in cash or Company common stock, over the next two to five years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill. On October 1, 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International Consulting OY, and Brooks International SPRL for an

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES aggregate cash purchase price of $3.3 million. On November 1, 1999, the Company completed the acquisition of the stock of The Barrington Consulting Group, Inc. (Barrington) in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The liability related to the deferred cash payments is reflected in the consolidated balance sheet as of December 31, 1999 as $3.9 million of other current liabilities and $3.9 million of other non-current liabilities. The purchase agreement for Barrington also provides for additional cash payments of up to $7.7 million in the aggregate, which are contingent on continued employment by the Company of certain Barrington shareholders and are payable in cash in two annual installments. The contingent payments will be charged to expense ratably over the period of employment. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash. There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

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

                                                              1999      1998
                                                            --------  --------
      Revenue, in thousands................................ $437,095  $402,664
      Net loss, in thousands...............................  (23,600)  (17,995)
      Net loss per diluted share........................... $  (0.52) $  (0.44)

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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

 Shareholder Notes Receivable

   At December 31, 1999, the Company held notes receivable from three former Company officers with an aggregate principal balance of $7.9 million. See also
Note 17, "Related Party Transactions". The notes receivable arose from transactions whereby these individuals borrowed money from the Company to purchase a total of 200,000 shares of the Company's common stock from third parties and 37,500 shares of common stock from the Company. The notes receivable are shown on the balance sheet as a reduction in stockholders' equity. The notes receivable were accompanied by pledge agreements which pledge the shares as collateral security for repayment of the notes, which shares are currently held by the Company. At the closing market price for the Company's common stock on December 31, 1999 of $10 7/8 per share, the value of the shares held as collateral for the notes receivable was approximately $2.6 million. Although the notes receivable are full recourse, are not due until the year 2002 and there has been no event of default, the Company is not certain that it will be able to collect the full amount due. In March 2000, the borrowers have either challenged the enforceability or declined to confirm their intention to comply with the terms of the notes and each have refused to provide the Company with personal financial information that would support their ability to pay the full amounts due. The Company has accrued a loss contingency at December 31, 1999 in the amount of $5.3 million, representing the difference between the principal amount of the notes receivable and the value of the shares held by the Company as collateral. The $5.3 million was included as a non-operating charge within other expense in the consolidated statement of operations. The Company intends to take all appropriate steps to enforce the notes in accordance with their terms.

 Shareholder Rights Plan

   On December 15, 1999, the Company's Board of Directors adopted a Shareholders Rights Plan (the "Rights Plan") and declared a dividend distribution of one Right (a "Right") for each outstanding share of common stock, to stockholders of record at the close of business on December 27, 1999. Each Right will entitle its holder, under certain circumstances described in the Rights Agreement, to purchase from the Company one one-thousandth of a share of its Series A Junior Participating Preferred Stock, $.001 par value (the "Series A Preferred Stock"), at an exercise price of $75 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

6. ACCOUNTS RECEIVABLE

   The components of accounts receivable as of December 31 were as follows:

                                                                1999     1998
                                                              --------  -------
                                                               (in thousands)
      Billed amounts ........................................ $ 86,849  $60,730
      Engagements in process.................................   45,581   27,559
      Allowance for uncollectible accounts...................  (16,330)  (8,126)
                                                              --------  -------
                                                              $116,100  $80,163
                                                              ========  =======

   Engagements in process represent balances accrued by the Company for services that have been performed but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

7. PROPERTY AND EQUIPMENT

   Property and equipment, at cost, as of December 31 consisted of:

                                                               1999      1998
                                                             --------- ---------
                                                               (in thousands)
      Land and buildings.................................... $   3,421 $   2,878
      Furniture, fixtures and equipment.....................    40,444    27,877
      Software..............................................    10,241     5,338
      Leasehold improvements................................     5,714     4,736
                                                             --------- ---------
                                                                59,820    40,829
      Less: accumulated depreciation and amortization.......  (26,057)  (18,632)
                                                             --------- ---------
                                                             $  33,763 $  22,197
                                                             ========= =========

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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

8. INTANGIBLE ASSETS

   The excess of the cost of the 1999 Acquisitions over the net assets acquired of approximately $226.4 million has been recorded as intangible assets, including goodwill, and is being amortized over the estimated useful lives. The allocation of the excess of the cost over the net assets acquired to identifiable intangible assets and goodwill was based upon independent appraisals, as were the related estimated useful lives. Goodwill and other intangible assets consisted of the following as of December 31, 1999: (in thousands)

      Goodwill........................................................ $ 96,906
      Less--accumulated amortization..................................  (10,401)
                                                                       --------
        Goodwill, net.................................................   86,505
                                                                       --------
      Customer lists..................................................   49,565
      Employee workforce..............................................   33,455
      Non-compete agreements..........................................   25,570
      Other...........................................................   20,900
                                                                       --------
        Intangible assets.............................................  129,490
      Less: accumulated amortization..................................  (13,899)
                                                                       --------
        Intangible assets, net........................................  115,591
                                                                       --------
        Goodwill and intangible assets, net........................... $202,096
                                                                       ========

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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

                               Direct
                             Transaction Facilities Workforce   Other
                                Costs     Closings  Reductions  Costs    Total
                             ----------- ---------- ---------- -------  -------
                                          (amounts in thousands)
   Year ended December 31,
    1997
     Charges to operations.    $   706     $  --      $  330   $   276  $ 1,312
     Utilized..............       (706)       --        (330)     (276)  (1,312)
   Year ended December 31,
    1998                         7,638      3,600        --      1,540   12,778
     Charges to operations.
     Utilized..............     (4,434)      (239)       --     (1,655)  (6,328)
   Year ended December 31,
    1999                           --         --       1,160       --     1,160
     Charges to operations.
     Purchase price
      adjustments..........      2,425        350        255       --     3,030
     Utilized..............     (4,803)      (232)      (879)      --    (5,914)
     Changes in estimates..       (826)      (655)       --        115   (1,366)
                               -------     ------     ------   -------  -------
   Balance at December 31,
    1999...................    $   --      $2,824     $  536   $   --   $ 3,360
                               =======     ======     ======   =======  =======

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

   Future minimum annual lease payments, for the years subsequent to 1999 and in the aggregate, are as follows:

             Year Ending December 31,       Amount
             ------------------------   --------------
                                        (in thousands)
             2000......................    $ 15,241
             2001......................      16,312
             2002......................      13,965
             2003......................      11,539
             2004......................       8,710
             Thereafter................      39,439
                                           --------
                                           $105,206
                                           ========

   Rent expense for operating leases entered into by the Company and charged to operations amounted to $15.8 million for 1999, $10.0 million for 1998, and $9.8 million for 1997.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

12. INCOME TAX EXPENSE

   Income tax expense consists of the following:

                                                            December 31,
                                                       -----------------------
                                                        1999     1998    1997
                                                       -------  ------- ------
                                                           (in thousands)
      Federal:
        Current....................................... $14,186  $20,180 $5,264
        Deferred......................................  (7,391)   1,600  2,648
                                                       -------  ------- ------
          Total.......................................   6,795   21,780  7,912
                                                       -------  ------- ------
      State:
        Current.......................................   3,272    3,461  1,392
        Deferred......................................  (1,716)     396    (67)
                                                       -------  ------- ------
          Total.......................................   1,556    3,857  1,325
                                                       -------  ------- ------
      Foreign.........................................     476      --     --
                                                       -------  ------- ------
          Total federal, state and foreign income tax
           expense.................................... $ 8,827  $25,637 $9,237
                                                       =======  ======= ======

   Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income tax expense as follows:

                                                              December 31,
                                                            -------------------
                                                             1999    1998  1997
                                                            ------   ----  ----
      Federal tax at statutory rate.......................    35.0%  35.0% 35.0%
      State tax at statutory rate, net of federal tax
       benefits...........................................   (17.8)   7.3   4.6
      Foreign taxes.......................................    (8.2)   --    --
      Effect of nontaxable interest and dividends.........    12.5   (1.7) (0.9)
      Effect of nontaxable entity status..................     --     --   (5.2)
      Effect of non-deductible merger-related costs.......    (1.0)   4.0   --
      Effect of non-deductible amortization...............  (139.2)   --    --
      Effect of non-deductible stock compensation expense.   (23.3)   --    --
      Effect of conversion from cash to accrual method of
       accounting for acquired company....................     --    14.7   --
      Effect of other non-deductible expenses.............   (10.4)   2.9  (0.4)
                                                            ------   ----  ----
                                                            (152.4)% 62.2% 33.1%
                                                            ======   ====  ====

   The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $4.9 million in 1999 and $3.3 million in 1998. Such benefits were recorded as an increase to additional paid-in capital in each year.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effect of these differences are as follows:

                                                                December 31,
                                                               ---------------
                                                                1999    1998
                                                               ------  -------
                                                               (in thousands)
      Deferred tax assets:
        State income taxes.................................... $ (121) $   479
        Allowance for uncollectible receivables...............  4,379      194
        Merger-related costs..................................    --     1,427
        Stockholders' notes...................................  2,239      --
        Insurance related costs...............................    865      --
        Other.................................................    202      315
                                                               ------  -------
          Total deferred tax assets...........................  7,564    2,415
      Deferred tax liabilities:
        Adjustment resulting from changes in the method of
         accounting used for tax purposes.....................  6,435    9,136
        Other.................................................   (531)     726
                                                               ------  -------
      Deferred tax liabilities................................  5,904    9,862
                                                               ------  -------
      Net deferred tax assets (liabilities)................... $1,660  $(7,447)
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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

                                                     1999       1998     1997
                                                   ---------  -------- --------
                                                    (in thousands, except per
                                                         share amounts)
      Earnings, as reported:
        Net income (loss) ........................ $ (14,622) $ 15,581 $ 18,664
        Net income (loss) per basic share......... $   (0.35) $   0.43 $   0.56
        Net income (loss) per dilutive share...... $   (0.35) $   0.41 $   0.55
      Earnings, fair value method:
        Net income (loss), with compensation
         expense from fair value options..........  $(32,941) $ 10,990 $ 17,526
        Fair value method net income (loss) per
         basic share.............................. $   (0.79) $   0.30 $   0.53
        Fair value method net income (loss) per
         dilutive share........................... $   (0.79) $   0.29 $   0.52

   The weighted average fair value of options granted in 1999, 1998 and 1997 was $12.04, $5.68, and $4.46, respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the model for grants made in 1999, 1998 and 1997:

                                                               1999  1998  1997
                                                               ----  ----  ----
      Expected volatility.....................................  75%   45%   45%
      Risk free interest rate................................. 5.5%  5.0%  5.7%
      Dividend yield..........................................   0%    0%    0%
      Contractual or Expected lives (years)................... 8.5   2.8   2.5

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Additional information on the shares subject to options is as follows:

                                  1999               1998              1997
                            ------------------ ----------------- -----------------
                            Number   Weighted- Number  Weighted- Number  Weighted-
                              of      Average    of     Average    of     Average
                            Shares   Exercise  Shares  Exercise  Shares  Exercise
                            (000's)    Price   (000's)   Price   (000's)   Price
                            -------  --------- ------- --------- ------- ---------
   Options outstanding at
    beginning of year......  5,510    $24.19    2,623   $16.53      689   $10.37
   Granted.................  4,481     32.68    3,849    28.47    2,173    18.35
   Exercised...............   (696)    17.98     (361)   13.07      (3)     8.00
   Forfeited............... (1,082)    25.24     (601)   24.90     (236)   16.35
                            ------    ------    -----   ------    -----   ------
   Options outstanding at
    end of year............  8,213    $29.15    5,510   $24.19    2,623   $16.53
                            ======              =====             =====
   Options exercisable at
    year end...............    676    $19.31      138   $14.41       14   $18.45
                            ======              =====             =====

   The following table summarizes information about stock options outstanding at December 31, 1999 and 1998:

                                        1999                       1998
                             -------------------------- --------------------------
                                  Weighted-Average           Weighted-Average
                             -------------------------- --------------------------
                             Shares  Exercise Remaining Shares  Exercise Remaining
   Range of Exercise Price   (000's)  Price     Life    (000's)  Price     Life
   -----------------------   ------- -------- --------- ------- -------- ---------
   $ 0 to $15..............     790   $12.17     4.6     1,025   $12.46  0.7 years
   $16 to $25..............     737    21.23     6.0     1,277    20.99  2.5 years
   $26 to $35..............   5,656    29.03     8.8     3,174    29.06  3.6 years
   $36 to $45..............     307    43.71     9.5        34    39.30  3.8 years
   $46 to $55..............     723    50.53     9.1       --       --         --
                              -----                      -----
                              8,213   $29.15     8.2     5,510   $24.19  2.8 years
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

16. SEGMENT INFORMATION

   The Company has applied the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information regarding operating segments, products and services, geographic areas and major customers. The Company's operations represent a

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES single reportable segment under the provisions of SFAS No. 131. The Company's operations have a high degree of similarity in their economic and operational characteristics, including the nature of the services provided, the type or class of customers for those services, and the methods used for delivering such services. While the Company has retained certain brand identities associated with its principal operating subsidiaries, these distinctions have not been a critical factor for management in making operating decisions or in assessing performance. In addition, the structure of the Company's internal organization has changed from time to time as a result of acquisition activity and in response to customer, project, personnel or geographic requirements and, as such, discrete financial information is not available on a consistent basis at the operating subsidiary level.

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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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