Form 10-Q
period 2000-03-31
NAVIGANT CONSULTING INC
filed 2000-05-15
CIK 1019737

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                     (Mark
                                      One)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)
                             Chicago, Illinois 60611
          (Address of principal executive office, including zip code)

                                 (312) 573-5600
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of May 12, 2000, 41.3 million shares of the Registrants common stock, par value $.001 per shares ("Common Stock) were outstanding

                           NAVIGANT CONSULTING, INC.

                          QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements
  Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
   December 31, 1999.....................................................    3
  Unaudited Consolidated Statements of Operations for the three months
   ended March 31, 2000 and 1999........ .......... .....................    4
  Unaudited Consolidated Statements of Cash Flows for the three months
   ended March 31, 2000 and 1999.........................................    5
  Notes to Unaudited Consolidated Financial Statements...................    6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................    9
 Item 3. Quantitative and Qualitative Disclosures About Market Risk......   11

PART II--OTHER INFORMATION
 Item 1. Legal Proceedings...............................................   12
 Item 6. Exhibits and Reports on Form 8-K................................   12

SIGNATURES...............................................................   13

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.


                           NAVIGANT CONSULTING, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                             March 31,   December 31,
                                                               2000         1999
                                                             ---------   ------------
                         ASSETS
                         ------
Current assets:
    Cash and cash equivalents ............................    $  3,719     $ 42,345
    Accounts receivable, net .............................     126,313      116,100
    Prepaid expenses and other current assets ............       7,641        7,364
    Income tax receivable ................................          --        8,211
    Deferred income taxes ................................       3,003        2,385
                                                              --------     --------
        Total current assets .............................     140,676      176,405
Property and equipment, net ..............................      35,162       33,763
Intangible assets, net ...................................     194,059      202,096
Other non-current assets, net ............................       2,299        2,412
                                                              --------     --------
            Total assets .................................    $372,196     $414,676
                                                              ========     ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
    Short-term debt ......................................    $ 10,960     $ 10,000
    Accounts payable and accrued liabilities .............      14,119       20,709
    Accrued compensation and project costs ...............      29,530       58,425
    Income tax payable ...................................         110           --
    Other current liabilities ............................      15,000       19,673
                                                              --------     --------
        Total current liabilities ........................      69,719      108,807
Deferred income taxes ....................................         120          725
Other non-current liabilities ............................       4,978        4,475
                                                              --------     --------
            Total liabilities ............................      74,817      114,007
                                                              --------     --------
Stockholders' equity:
    Common stock .........................................          43           43
    Additional paid-in capital ...........................     341,490      340,528
    Treasury stock .......................................     (52,811)     (52,811)
    Notes receivable from stockholders ...................      (2,583)      (2,583)
    Retained earnings ....................................      11,471       15,650
    Accumulated other comprehensive loss .................        (231)        (158)
                                                              --------     --------
        Total stockholders' equity .......................     297,379      300,669
                                                              --------     --------
            Total liabilities and stockholders' equity ...    $372,196     $414,676
                                                              ========     ========

See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)


                                                                 Three months ended
                                                                       March 31
                                                                 --------------------
                                                                   2000        1999
                                                                 --------    -------
Revenues.......................................................  $107,440    $84,388
  Cost of services.............................................    75,926     50,418
                                                                 --------    -------
Gross profit...................................................    31,514     33,970
  General and administrative expenses..........................    24,747     15,343
  Amortization expense.........................................     8,090      2,800
  Stock option compensation expense............................       184      1,698
                                                                 --------    -------
Operating (loss) income........................................    (1,507)    14,129
  Other income, net............................................       (58)    (1,115)
                                                                 --------    -------
Income (loss) before income tax expense........................    (1,449)    15,244
  Income tax expense...........................................     2,730      8,020
                                                                 --------    -------
    Net (loss) income..........................................  $ (4,179)   $ 7,224
                                                                 ========    =======
Earnings (loss) per common share:
  Net (loss) income per basic share............................  $  (0.10)   $  0.18
  Net (loss) income per dilutive share.........................  $  (0.10)   $  0.17

Shares used in computing net income (loss) per basic share.....    41,119     39,402
Shares used in computing net income (loss) per dilutive share..    41,119     41,786

Other comprehensive income:
  Foreign currency translation adjustments.....................  $    (73)   $   (69)
  Comprehensive income (loss)..................................  $ (4,252)   $ 7,155


See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Three months ended
                                                                                           March 31
                                                                                  ------------------------------
                                                                                    2000                  1999
                                                                                  ---------            ----------
Cash flows from operating activities:
 Net (loss)income............................................................     $ (4,179)             $  7,224
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation..............................................................        2,645                 1,592
   Amortization..............................................................        8,090                 2,800
   Deferred income taxes.....................................................       (1,223)               (1,576)
   Stock option compensation expense.........................................          184                 1,698
 Changes in assets and liabilities, net of acquisitions:
    Accounts receivable, net.................................................      (10,213)               (3,956)
    Prepaid expenses and other...............................................         (277)                 (102)
    Accounts payable and other accrued liabilities...........................       (6,590)               (2,279)
    Accrued compensation and project costs...................................      (28,394)              (15,331)
    Income taxes payable.....................................................        8,321                 5,991
    Other current liabilities................................................       (4,673)               (4,068)
                                                                                  --------              --------
     Net cash used in operating activities...................................      (36,309)               (8,007)
                                                                                  --------              --------
Cash flows from investing activities:
 Purchase of property and equipment..........................................       (4,000)               (2,978)
 Acquisition of new businesses, net of cash acquired.........................           --               (15,038)
 Other, net..................................................................          (55)                  197
                                                                                  --------              --------
     Net cash used in investing activities...................................       (4,055)              (17,819)
                                                                                  --------              --------
Cash flows from financing activities:
 Issuance of common stock....................................................          778                 1,377
 Borrowings of short term debt...............................................          960                    --
                                                                                  --------              --------
     Net cash provided by financing activities...............................        1,738                 1,377
                                                                                  --------              --------
Net decrease in cash and cash equivalents....................................      (38,626)              (24,449)
Cash and cash equivalents, beginning of period...............................       42,345               119,704
                                                                                  --------              --------
Cash and cash equivalents, end of period.....................................     $  3,719              $ 95,255
                                                                                  ========              ========

    See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

  The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc., formerly The Metzler Group, Inc., (the Company) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

  The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 29, 2000 and as subsequently amended.

Note 2. Business Combinations

  During 1999, the Company completed eleven acquisitions (collectively, the "1999 Acquisitions") in exchange for Company stock and cash having an aggregate value of $235.7 million. On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc., and Dowling Associates, Inc. in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of Penta Advisory Services LLC (Penta) and the stock of Scope International, Inc. (Scope) for a total cash purchase price of $15.1 million. The purchase agreements for Penta and Scope also provide for additional payments, payable in cash or Company common stock, over the next two to five years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill. On October 1, 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International Consulting OY, and Brooks International SPRL for an aggregate cash purchase price of $3.3 million. On November 1, 1999, the Company completed the acquisition of the stock of The Barrington Consulting Group, Inc. (Barrington) in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The liability related to the deferred cash payments is reflected in the consolidated balance sheet as of December 31, 1999 as $3.9 million of other current liabilities and $3.9 million of other non-current liabilities. The purchase agreement for Barrington also provides for additional cash payments of up to $7.7 million in the aggregate, which are contingent on continued employment by the Company of certain Barrington shareholders and are payable in cash in two annual installments. The contingent payments will be charged to expense ratably over the period of employment. The Company's cost of sales for the first quarter of 2000 included $1.6 million of compensation expense related to this employment-related contingency. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash. There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

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

  The following unaudited pro forma financial information presents the combined results of operations as if the 1999 Acquisitions had occurred as of January 1, 1999, after giving effect to certain adjustments. The adjustments include the amortization of goodwill and other intangibles, a reduction in interest income and related income tax effects, and an increase in the weighted average common shares outstanding. The pro forma information is for informational purposes only. The information presented does not necessarily reflect the results of operations that would have occurred had the acquisitions been completed as of January 1, 1999, nor are they indicative of future results.

                                                  Three month period
                                                 ended March 31, 1999
                                                 --------------------
   Revenue ...................................         $105,460
   Net Income (loss) .........................            4,395
   Net Income (loss) per Diluted Share........         $    .10

Note 3.  Accounts Receivable

 The components of accounts receivable were as follows:

                                                              March 31,      December 31,
                                                                2000            1999
                                                             ---------       ------------
 Billed amounts ...........................................  $ 91,798         $ 86,849
 Engagements in process....................................    51,585           45,581
 Allowance for uncollectible accounts......................   (17,070)         (16,330)
                                                             --------         --------
                                                             $126,313         $116,100
                                                             ========         ========

Engagements in process represent balances accrued by the Company for services that have been performed but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.


Note 4. Segment Information

  Beginning January 1, 2000, the Company adopted a management reporting structure with five operating divisions which represent three reportable segments: Financial and Claims Consulting, Economics and Policy Consulting, and Management Consulting. Operating results for the quarter ended March 31, 1999 have been restated to reflect these reportable segments. The Financial and Claims Consulting segment provides information management, technology services, damages analysis, business and property valuation, regulatory compliance, process operations management and litigation support services. The Economics and Policy Consulting segment provides economic and financial analysis, expert testimony, litigation support and strategic management consulting services. The Management Consulting segment provides strategic and management consulting and information technology services to clients that include global 1000 companies and clients in the utility and energy industries.

  The Company currently evaluates segment performance and allocates resources based upon revenues and gross profit. The basis of measurement of segment gross profit is consistent between periods. All intercompany transactions between segments have been eliminated. Information on the Company's operations for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2000           1999
                                                     --------        -------
Revenues:
 Financial and Claims Consulting                     $ 39,444        $28,140
 Economics and Policy Consulting                       22,380         19,604
 Management Consulting                                 45,616         36,644
                                                     --------        -------
  Consolidated revenues                              $107,440        $84,388
                                                     ========        =======

Gross Profit and Income Statement Reconciliation:


 Financial and Claims Consulting                     $ 15,554    $12,716
 Economics and Policy Consulting                        5,792      6,678
 Management Consulting                                 10,168     14,576
                                                     --------    -------
  Consolidated gross profit                          $ 31,514    $33,970
                                                     ========    =======

Unallocated:
 General and administrative expenses                 $ 24,747    $15,343
 Amortization expense                                   8,090      2,800
 Stock option compensation expense                        184      1,698
 Other income                                             (58)    (1,115)
                                                     --------    -------
  Sub-total                                            32,963     18,726
                                                     --------    -------
Income(loss) before income tax expense               $ (1,449)   $15,244
                                                     ========    =======

  The following unaudited pro forma financial information presents the combined revenues for each segment as if the 1999 Acquisitions had occurred as of January 1, 1999. The Management consulting segment includes Strategic Decisions Group, Inc., Triad International, Inc., GeoData Solutions, Inc., Dowling Associates, Inc. Brooks International AB, Brooks International Consulting OY, Brooks International SPRL and Glaze Creek Partners, LLC. The Economics and Policy Consulting segment includes Penta Advisory Services LLC. The Financial and Claims Consulting segment includes Scope International, Inc. and The Barrington Consulting Group, Inc.

                                                    THREE MONTHS ENDED
                                                      MARCH 31, 1999
                                                    ------------------
Revenues:
   Financial and Claims Consulting                       $ 32,653
   Economics and Policy Consulting                         21,175
   Management Consulting                                   51,632
                                                         --------
      Consolidated pro forma revenues                    $105,460
                                                         ========

Note 5. Merger-Related costs and Restructuring charges

  The company had reserves of $3.4 million as of December 31, 1999 related to facility closings and workforce reductions associated with certain business combinations and restructuring in 1998 and 1999. During the quarter ending March 31, 2000 reserves were utilized of $.5 million primarily associated with the payment of severance.


Note 6.  Related Party Transactions

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

Note 7. Supplemental Cash Flow Information

  Total interest paid during the three months ended March 31, 2000 and 1999 were $0.3 million and $0.1 million, respectively. Total income taxes paid during the three months ended December 31, 2000 and 1999 were $2.1 million and $3.3 million, respectively.

  During the first quarter of 1999, the Company issued 4.2 million shares of common stock (valued at the time at approximately $181.0 million) for substantially all of the outstanding common stock of four companies acquired in transactions accounted for by the purchase method of accounting. See also Note 2, "Business Combinations".

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

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Revenues. Revenues increased $23.0 million, or 27%, to $107.4 million in the three months ended March 31, 2000 from $84.4 million for the same period in 1999. The growth in revenue is primarily due to acquisitions. During 1999, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. Had the 1999 Acquisitions been included in the results of operations of the Company as of January 1, 1999, the Company's pro forma revenues would have been $105.5 million for the quarter ended March 31, 1999. On a pro forma basis, revenues increased $1.9 million, or 2%, in the three months ended March 31, 2000 from $105.5 million for the same period in 1999.

  On a pro forma basis, revenues in the Company's Financial and Claims Consulting segment increased $6.7 million, or 20%, to $39.4 million in the first quarter of 2000 due to expansion of services provided to existing clients, engagements with new clients, and increased selling and business development efforts. Pro forma revenues in the Economics and Policy Consulting segment increased $1.2 million, or 6%, to $22.4 million principally from higher billings by the affiliated outside experts. Pro forma revenues for the Management Consulting segment declined $6.0 million, or 11%, to $45.6 million for the three months ended March 31, 2000 due to the deferral of three strategic consulting projects totaling $2.0 million and due to substantially lower revenues from change management consulting projects as compared to the prior year.

  Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit decreased $2.5 million, or 7.2%, to $31.5 million in the first quarter of 2000 from $34.0 million in the corresponding period in 1999. Higher revenues for the quarter ended March 31, 2000 would have resulted in an $9.3 million increase in gross profit had the gross profit margin as a percentage of revenues been consistent with that in the prior year period. However, gross profit as a percentage of revenue decreased to 29.3% in 2000 from 40.3% in 1999. The decline in gross margin was due to $11.7 million of increased costs of sales, partially offset by $1.9 million of higher revenues. The higher first quarter 2000 costs of sales were $4.2 million of consultant salaries and benefits which reflects lower utilization levels for the period, $4.1 million of bonus accruals to promote employee retention, $0.9 million of outside contractor and other billable expenses, and $2.5 million of selling, recruiting and other non-billable expenses.

  For the quarter ended March 31, 2000, gross profit margins as a percentage of revenues declined in all three of the Company's reportable segments. The gross profit margin in the financial and Claims Consulting segment declined to 38%, or $15.0 million, from 45% in the prior year period, due to higher salaries, benefits and bonus accruals in the current period. The gross profit margin in the Economics and Policy Consulting segment declined to 27%, or $6.0 million, from 34% in the prior year, due to a higher proportion of low-margin revenues derived from affiliated outside experts and increased retention bonuses. The gross profit margin for the Management Consulting segment declined to 23%, or $10.6 million, from 40% in the prior year due to lower revenues and the resulting lower utilization levels, as well as higher selling, recruiting and other non-billable expenses.

  General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, direct selling, outside professional fees and all other corporate costs. General and administrative expenses for the three months ended March 31, 2000 increased $9.4 million to $24.7 million, or 23% of revenues, from $15.3 million, or 18.2% of revenues, in the prior corresponding period. Higher revenues for the quarter ended March 31, 2000 would have resulted in a $4.2 million increase in general and administrative expenses had they remained at a percentage of revenue consistent with that in the prior year period. The increase in general and administrative expenses as a percentage of revenue was due to $5.2 million of higher costs: $1.9 million of higher facilities and infrastructure costs, $1.7 million of salaries and bonuses, $0.8 million of benefits and taxes and $0.8 million of allowances for uncollectible amounts and other miscellaneous indirect costs.

  Amortization Expense. The excess of cost over the net assets acquired for the 1999 Acquisitions of approximately $226.4 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years. The $2.8 million of non-cash amortization expense recorded in the first quarter of 1999 represents the pro rata amortization from the respective acquisition dates through March 31, 1999. Amortization would have been approximately $8.1 million for the first quarter of 1999 had the 1999 acquisitions occurred as of January 1, 1999.

  Stock option Compensation Expense. The Company recorded $0.2 million for stock option compensation expense in 2000 versus $1.7 million in 1999. These amounts are attributable to 0.3 million option grants in 1999 to a total of sixteen individuals which were issued at prices below fair market value and includes amortization of the value of certain options retained by a former employee upon separation from the Company. The amount charged to expense was calculated using the intrinsic value method for employees and the Black-Scholes option pricing model for non-employees and approximates the aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options.

  Other Income, Net. Other income, net includes interest expense, interest income and other non-operating income and expenses. Other income, net for the first quarter of 1999 decreased $1.0 million to $ 0.1 million from $1.1 million in the comparable quarter last year. The decrease is the result of lower interest income due to lower average cash balances outstanding during the period and an increase in interest expense from debt financing. The lower average cash balance in 2000 was largely the result of $31.0 million annual bonus incentives paid to the Company's employees, cash acquisition totaling $15.6 million during the third and fourth quarter 1999, and $52.8 million treasury stock purchase during the third and fourth quarter 1999.

  Income Tax Expense. Income tax expense decreased $5.3 million to $2.7 million for the three months ended March 31, 2000 from $8.0 million in the prior year quarter. The Company's results of operations in the first quarter of 2000 included $8.1 million of non-cash, non-deductible amortization expenses resulting from the 1999 acquisitions and $0.2 million of non-cash, non-deductible stock options compensation expense. Excluding the effect of these non-deductible items, the effective tax rate for the quarter would have been 40.4%. The Company's effective income tax rate for the first quarter of 1999 would have been 40.6% excluding the effect $2.8 million of non-cash, non-deductible amortization expenses resulting from the 1999 acquisitions and $1.7 million of non-cash, non-deductible stock options compensation expense.

  Net Income (Loss). Net Income decreased $11.4 million to a net loss of $4.2 million in the three months ended March 31, 2000 from a net income of $7.2 million in the same period the previous year. The increase in revenues of $23.0 million was offset by a $25.5 million increase in cost of sales resulting in a net decrease in gross profit of $2.5 million. The decrease in gross profit was further exacerbated by $9.4 million of higher general and administrative expenses, $5.3 million of higher non-cash amortization expense, and $1.0 million lower other income. The net loss for the first quarter of 2000 was reduced by $1.5 million of lower stock option compensation expense and $5.3 million of lower income tax expenses.


Liquidity and Capital Resources

  As of March 31, 2000, the Company had $3.7 million in cash and cash equivalents and working capital of $71.0 million. The Company's primary source of liquidity has been cash provided by cash flows from operations, debt financing and the various public stock offerings during previous years.

  Net cash used in operating activities was $36.3 million during the three months ended March 31, 2000. For the period, the primary use of cash provided by operating activities were compensation related payments of $31.0 million and a reduction of accounts payable and accrued liabilities of $6.6 million. In addition, higher unbilled receivables and slower collection of accounts receivable for the quarter negatively affected operating cash flow by $10.2 million. Offsetting these items was the receipt of an income tax refund of $6.5 million.

  Year to date the Company has used $4.0 million for capital spending to support growth in personnel and services. The investments to support growth in personnel and services included leasehold improvements, furniture and equipment for new leased facilities, additional computer and related equipment for information management consulting services and the implementation of enterprise financial and project software system.

  Net cash provided by financing activities was $1.7 million in the three months ended March 31, 2000. Net borrowings from the unsecured revolving line of credit were $0.9 million. During the first quarter 2000, the Company received $0.8 million primarily from the Company's employee stock purchase plan.

  The Company maintains an unsecured revolving line of credit with LaSalle Bank which supports up to $50 million of borrowings and bears interest at prime or LIBOR plus 1.0%. The line of credit expires in May 2001. The Company intends to utilize this line of credit to finance short-term working capital needs or to finance short-term cash acquisition needs. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated short-term and long-term cash needs for normal operations, including commitments related to rental expenses under operating leases and possible contingent payments resulting from the purchases of Penta, Barrington and Scope. In the event that the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of March 31, 2000.


Recently Issued Financial Accounting Standards

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998, as amended by SFAS No. 137. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and SFAS No. 137 is effective for fiscal years beginning after December 31, 2000. The Company does not currently have any derivative instruments or complete any hedging activities. The adoption of this standard is not expected to be significant.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of March 31, 2000, the Company's investments were primarily limited to fully collateralized, Double-A or Triple-A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2000, than they did in 1999, the Company's interest income would be decreased by less than $0.1 million. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at March 31, 2000. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the London Interbank Offered Rate (LIBOR) or the prime rate. If interest rates average 25 basis points higher in 2000, than they did in 1999, the Company's interest expense would increase by less than $.1 million. This amount is determined based on the amount of short-term debt at March 31, 2000. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

  The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Numerous purported class action lawsuits have been filed against the Company since November 1999 in the United States District Court for the Northern District of Illinois. These actions name as defendants the Company and certain former directors and former executive officers (one of whom, however, remains an employee of the Company) of the Company and are purported to be on behalf of persons who purchased shares of the Company's common stock during various periods through November 1999. The complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act of 1934, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for the Company's common stock. The plaintiffs seek a judgement awarding damages and other relief. The Company believes it has meritorious defenses and intends to vigorously defend these actions. These complaints were consolidated in February 2000 and a consolidated amended complaint is due to be filed in June 2000. The outcome of this lawsuit cannot be predicted with certainty and a material adverse judgment against the Company could have a material adverse effect on the Company.

  Navigant International, Inc., a national travel agency headquartered in Denver, Colorado, sued the Company in July 1999 in the United States District Court for the District of Colorado claiming that the use of "Navigant" in our name infringes on their use of and rights in such name. The complaint seeks declaratory relief and an injunction against our use of "Navigant," attorneys' fees and other related relief. The parties have agreed to engage in voluntary non-binding mediation in May 2000. The Company believes it has meritorious defenses and intends to vigorously defend this action.

  In addition, from time to time, we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on the Company.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             (27) Financial Data Schedule

         (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the reporting period ended March 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Navigant Consulting, Inc.




                      By:  /s/ Mitchell Saranow
                         --------------------------------------------
                          Mitchell H. Saranow
                          Chairman and Co-Chief Executive  Officer




                      By:  /s/ James F. Hillman
                         --------------------------------------------
                          James F. Hillman
                          Chief Financial Officer

Date: May 15, 2000