Form 10-K/A
period 1999-12-31
NAVIGANT CONSULTING INC
filed 2000-06-20
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   (Mark One)

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28830

                            Navigant Consulting, Inc.
             (Exact name of Registrant as specified in its charter)


            Delaware                      36-4094854
 (State or other jurisdiction of         (IRS Employer
 incorporation or organization)      Indentification No.)


                615 North Wabash Avenue, Chicago, Illinois 60611
          (Address of principal executive offices, including zip code)

                                 (312) 573-5600
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per              New York Stock Exchange
share Preferred Stock Purchase Rights

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 6, 2000, 41.1 million shares of the Registrants common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 6, 2000, was approximately $401.0 million.

     The Registrant's Annual Meeting of Stockholders is scheduled to be held in the latter part of 2000.

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

EXPLANATORY NOTE:

     This document incorporates our Annual Report on Form 10-K for the period ended December 31, 1999, as filed with the Securities and Exchange Commission (the "SEC") on March 28, 2000 (the "Original Filing") and the amendments to Form 10-K filed with the SEC on April 29, 2000, May 4, 2000 and on June 16, 2000.

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

                                     PART I

Item 1. Business

General

     Navigant Consulting, Inc., formerly The Metzler Group, Inc., ("We" or the "Company") is a provider of consulting services to electric and gas utilities, insurance companies and pharmaceutical companies, as well as other Fortune 100 companies. As of December 31, 1999, our services included: management consulting, strategic consulting, financial and claims services, and economics and policy consulting. We believe that our experience, reputation, industry focus and broad range of services will enable us to compete effectively in the consulting marketplace. Our growth strategy is to:

    --  Continue to build a complementary spectrum of consulting services;

    -- Leverage existing relationships and expand our client base in both domestic and international markets;

    --  Continue to recruit and retain highly skilled professionals; and

     -- Continue to acquire consulting companies that provide complementary services or geographic presence.

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

Human Resources

     As of December 31, 1999, we had approximately 2,200 employees. Our success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with our hiring efforts, we employ internal recruiters, retain executive search firms and utilize personal and business contacts to recruit professionals with significant industry or consulting experience. Our consultants are drawn from the industries we serve and from accounting and other consulting organizations. We seek to promote loyalty and continuity of our consultants by offering packages of base and incentive compensation and benefits that we believe are attractive and competitive.

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



         Austin, TX        Westminster, CO           Menlo Park, CA
         Baltimore, MD     Emeryville, CA            New York City, NY
         Boston, MA        Ft. Lauderdale, FL        Princeton, NJ
         Burlington, MA    Houston, TX               Sacramento, CA
         Chicago, IL       London, England           San Francisco, CA
         Cleveland, OH     Los Angeles, CA           Washington, DC
         Dallas, TX


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

                                    High Low

            1999
            Fourth quarter....    $48.50    $8.69
            Third quarter.....    $54.25   $26.13
            Second quarter....    $36.13   $22.81
            First quarter.....    $52.00   $28.44
            1998
            Fourth quarter....    $49.00   $28.88
            Third quarter.....    $37.75   $27.25
            Second quarter....    $36.63   $24.25
            First quarter.....    $33.92   $24.00

Holders

     As of March 6, 2000, there were approximately 244 holders of record of shares of common stock of the Company.

Distributions

     The Company has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

Sale of Unregistered Securities

     Within the past three years, we have issued the following unregistered securities:

                      Type of    Number of                                                 Exemption
     Date             Securities    Shares      Purchaser             Consideration(1)      Claimed
     ----             ----------    ------      ---------             ----------------      -------

January 1, 1997       Common          63,272   Former stockholders        All outstanding     Section
                       Stock                      of L.E.Burgess             shares of        4(2)
                                                Consultants, Inc.           L.E.Burgess
                                                                         Consultants, Inc.

July 31, 1997         Common       3,205,767   Former stockholders        All outstanding     Section
                       Stock                       of Resource           shares of Resource   4(2)
                                                   Management               Management
                                                  International,           International,
                                                       Inc.                     Inc.






                      Type of    Number of                                                    Exemption
       Date         Securities     Shares          Purchaser             Consideration(1)     Claimed
       ----         ----------     ------          ---------             ----------------     -------

December 1, 1997      Common         578,727   Former stockholders        All outstanding     Section
                       Stock                       of Sterling           shares of Sterling   4(2)
                                                    Consulting            Consulting Group
                                                   Group, Inc.                  Inc.

December 1, 1997      Common          45,000   Former stockholders        All outstanding     Section
                       Stock                     of Reed-Stowe &          shares of Reed-     4(2)
                                                    Co., Inc.            Stowe & Co., Inc.

April 3, 1998         Common         137,931   Former stockholders        All outstanding     Section
                       Stock                    of AUC Management          shares of AUC      4(2)
                                                Consultants, Inc.            Management
                                                                         Consultants, Inc.

April 3, 1998         Common          51,562   Former stockholders        All outstanding     Section
                       Stock                      of Hydrologic              shares of        4(2)
                                                 Consultants Inc.           Hydrologic
                                                  of California.          Consultants Inc.
                                                                           of California.

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

August 31, 1998       Common       5,596,488    Former members of         All outstanding     Section
                       Stock                    Peterson Consultin           membership       4(2)
                                                       LLC                  interest of
                                                                              Peterson
                                                                           Consulting LLC

August 31, 1998       Common         616,737   Former stockholders        All outstanding     Section
                       Stock                   of Saraswati Systems          shares of        4(2)
                                                   Corporation           Saraswati Systems
                                                                            Corporation

August 31, 1998       Common         103,900   Former stockholders        All outstanding     Section
                       Stock                    of Applied Health        shares of Applied    4(2)
                                                  Outcomes, Inc.       Health Outcomes, Inc.

February 7, 1999      Common       2,437,223   Former stockholders        All outstanding     Section
                       Stock                       of Strategic         shares of Strategic   4(2)
                                                  Decisions Group         Decisions Group

March 31, 1999        Common         952,227   Former stockholders        All outstanding     Section
                       Stock                         of Triad             shares of Triad     4(2)
                                               International, Inc.      International, Inc.

March 31, 1999        Common         670,592   Former stockholders        All outstanding     Section
                       Stock                        of GeoData           shares of GeoData    4(2)
                                                 Solutions, Inc.          Solutions, Inc.

March 31, 1999        Common         234,109   Former stockholders        All outstanding     Section
                       Stock                        of Dowling           shares of Dowling    4(2)
                                                 Associates, Inc.         Associates, Inc.


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

                                                                              Years Ended December 31,
                                                                              (1)
                                                       1999        1998        1997         1996       1995
                                                       ----        ----        ----         ----       ----


Statement of Operations Data:
Revenues.........................................     $397,694    $287,626    $228,731     $181,375   $154,426
Cost of services.................................      266,080     174,175     145,144      117,559     99,879
                                                     ----------  ----------  ----------   ----------- --------
Gross profit.....................................      131,614     113,451      83,587       63,816     54,547
General and administrative expenses(2)...........      107,274      62,093      55,579       48,031     53,930
Amortization.....................................       24,300         --          --           --        --
Merger related costs and restructuring charges
   (benefit).....................................         (206)     12,778       1,312          --        --
Stock option compensation expense................        3,850         --          --           --        --
                                                      --------     -------       -----         ----      ----


Operating income (loss)..........................       (3,604)     38,580      26,696       15,785        617
Other expense (income), net(2)...................        2,191      (2,638)     (1,205)         332     (5,270)
                           --                            -----      ------      ------          ---     ------

Income (loss) before income tax expense..........       (5,795)     41,218      27,901       15,453      5,887
Income tax expense(3)............................        8,827      25,637       9,237           97        480
                  --                                     -----      ------       -----           --        ---

Net income (loss)................................    $ (14,622)    $15,581     $18,664      $15,356    $ 5,407
                                                     =========     =======     =======      =======    =======

Net income (loss) per basic share................       $ (.35)     $ 0.43      $ 0.56       $ 0.47     $ 0.17
                                                        ======      ======-     ======-      ======     ======
Net income (loss) per diluted share..............       $ (.35)     $ 0.41      $ 0.55       $ 0.47     $ 0.17
                                                        ======      ======-     ======-      ======     ======


                                                                                    As of December 31,
                                                                              (1)
                                                       1999        1998        1997         1996       1995
                                                   ----------- ----------- ----------- ---- ------ --------

Balance Sheet Data:
Cash and cash equivalents........................      $42,345    $119,704     $45,972      $33,859    $ 1,999
Working capital..................................       67,598     146,509      58,708       45,551     11,112
Total assets.....................................      414,676     230,517     125,827       94,542     52,280
Long-term debt, less current portion.............          --          --          319        1,561      1,202
Total stockholders' equity.......................     $300,669    $164,904     $69,215      $50,686    $12,558


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

     Acquisitions also involve a number of additional risks, including, among others, the following:

    --  Diversion of management's attention;

    --  Potential loss of key clients or personnel;

    --  Risks associated with unanticipated assumed liabilities and problems;and

     -- Risks of managing businesses or entering markets in which we have limited or no direct expertise.

     We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth to differ from our expectations. For example

     -- We may not be able to continue to identify suitable acquisition candidates or to acquire additional consulting firms on favorable terms.

     -- We compete with other companies to acquire consulting firms. We cannot predict whether this competition will increase. If competition does increase, there may be fewer suitable consulting firms available to be acquired and the price for suitable acquisitions may increase.

     -- We may not be able to integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize the economic, operational and other benefits we anticipate.

     -- We may not be able to successfully integrate acquired businesses in a timely manner or we may incur substantial costs, delays or other operational or financial problems during the integration process.

     -- It may be difficult to integrate a business with personnel who have different business backgrounds and corporate cultures.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                           Years Ended December 31,
                                                           1999       1998      1997
                                                        ---------   - ------- - ----

Revenues..............................................     100.0 %   100.0 %   100.0 %
     Cost of services.................................      66.9      60.6      63.5
                                                        ----------------------------
Gross profit..........................................      33.1      39.4      36.5
     General and administrative expenses..............      26.9      21.6      24.3
     Amortization expense.............................       6.1       --        --
     Merger-related costs and restructuring charges...       --        4.4       0.5
     Stock option compensation expense................       1.0       --        --
                                                        ----------------------------
Operating income......................................      (0.9)     13.4      11.7
     Other expense (income), net......................       0.6      (0.9)     (0.5)
                                                        -----------------------------

Income before income tax expense......................      (1.5)     14.3      12.2
     Income tax expense...............................       2.2       8.9       4.0
                                                        ----------------------------

Net income (loss).....................................      (3.7)%     5.4 %     8.2 %
                                                        ============================


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


                                                                       Quarters  Ended
                                     Mar. 31, June 30, Sept. 30, Dec. 31,  Mar. 31,  June 30, Sept. 30,  Dec. 31,
                                     -------- -------- --------- --------  --------  -------- ---------  --------
                                       1998     1998     1998      1998     1999      1999      1999      1999
                                       -----    -----    -----     -----    -----     ------    ------    ----
                                                       (In thousands, except per share amounts)
Revenues...........................  $ 66,134 $ 70,231  $ 73,967 $ 77,294  $ 84,388 $ 104,732 $ 107,452 $ 101,123
Cost of services...................    41,254   42,254    44,302   46,364    50,418    59,118    61,735    94,809
                                       ------   ------    ------   ------    ------    ------    ------    ------

Gross profit.......................    24,880   27,977    29,665   30,930    33,970    45,614    45,717     6,314
General and administrative expenses    16,355   18,232    13,552   13,955    15,343    20,964    21,077    49,890
Amortization expense...............       --       --        --       --      2,800     6,830     6,830     7,840
Merger-related costs and
restructuring                             --       --     12,778      --        --        --       (206)      --
  charges..........................
Stock option compensation expense..       --       --        --               1,698       532     1,063       557
                                        ------   ------   ------    -----     -----       ---     -----       ---

Operating income (loss)............     8,525    9,745     3,335   16,975    14,129    17,288    16,953   (51,973)
Other (income) expense, net........      (550)    (791)     (523)    (773)   (1,115)   (1,037)   (1,218)    5,561
                                        ------   ------    ------   ------             -------   -------    -----
Income (loss) before income tax         9,075   10,536     3,858   17,748    15,244    18,325    18,171   (57,534)
expense............................
Income tax expense (benefit).......     3,773    4,215    10,680    6,968     8,020    10,186    10,310   (19,689)
                                        -----    -----    ------    -----     -----    ------    ------   -------

Net income (loss)..................   $ 5,302   $6,321   $(6,822)$ 10,780   $ 7,224   $ 8,139   $ 7,861  $(37,845)
                                      =======   ======  ========= ========   =======   =======  =======   =======

Net income (loss), per diluted share   $ 0.15   $ 0.17    $(0.19)  $ 0.28    $ 0.17    $ 0.19    $ 0.17    $(0.91)
                                       ======   ======    ======    ======    ======   ======   ======     =====

Diluted shares.....................    36,477   37,752    36,610   39,093    41,786    43,508    45,357    41,798
                                       ======   ======    ======   ======    ======    ======    ======    ======


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


                                                                                         Quarters
                                                                           Ended
                                             Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31,  June 30, Sept. 30,
                                             -------- -------- --------- -------- --------  -------- ---------
                                              1998      1998     1998      1998    1999      1999      1999
                                              -----     -----    -----     ----    -----     ------    ----
                                                         (In thousands, except per share amounts)
Total revenue as previously reported.......  $ 60,809 $ 64,863  $ 68,311 $ 72,894 $ 82,151 $ 103,623 $ 106,185
Retroactive effect of pooling accounting...     2,854    2,269     1,721       --      --        --        --
Reclassifications..........................     2,471    3,099     3,935    4,400    2,237     1,109     1,267
                                                -----    -----     -----    -----    -----     -----     -----
Revenues, as amended.......................  $ 66,134 $ 70,231  $ 73,967 $ 77,294 $ 84,388 $ 104,732 $ 107,452
                                             ========-========- ========-======== ========-=========-=========
Gross profit, as previously reported.......  $ 24,786 $ 27,848  $ 28,991 $ 30,930
Retroactive effect of pooling accounting...
                                                   94      129       673      --
                                                   --      ---       ---     ---

Gross profit, as amended...................  $ 24,880 $ 27,977  $ 29,664 $ 30,930
                                             ========-========- ========-========
Operating income, as previously reported...   $ 8,899 $ 10,101   $ 2,909 $ 16,975 $ 15,827   $17,820   $18,016
Retroactive effect of pooling accounting...      (374)    (356)      426       --      --        --        --
Stock option compensation expense..........        --       --        --       --   (1,698)     (532)   (1,063)
                                              ======= ========  ======== ========  =======    =======   =======

Operating income (loss), as amended           $ 8,525   $9,745   $ 3,335 $ 16,975 $ 14,129   $17,288   $16,953
                                              =======-  ======-  =======-======== ========-  =======-  =======
Net income (loss) as previously reported...   $ 5,658   $6,658    (6,973)$ 10,780  $ 8,922   $ 8,671   $ 8,924
Retroactive effect of pooling accounting...      (356)    (337)      151       --      --        --        --
Stock option compensation expense..........        --       --        --       --   (1,698)     (532)   (1,063)
                                            ------------------------------------------------------------------

Net income (loss), as amended..............   $ 5,302   $6,321   $(6,822)$ 10,780  $ 7,224   $ 8,139   $ 7,861
                                              =======-  ======-========= ========  =======-  =======-  =======
Net income (loss) per share as previously      $ 0.16   $ 0.18   $ (0.19)  $ 0.28   $ 0.21    $ 0.20    $ 0.20
reported...................................
Retroactive effect of pooling accounting...     (0.01)   (0.01)      --        --      --        --        --
Stock option compensation expense..........
                                                  --       --        --       --     (0.04)    (0.01)    (0.03)
                                                  ----     ----      ----     ---    ------    ------    ------
Net income (loss) per diluted share, as        $ 0.15   $ 0.17    $(0.19)  $ 0.28   $ 0.17    $ 0.19    $ 0.17
                                               ======   ======     =====    ======   ======    ======    ======
amended....................................
Diluted shares, as previously reported.....    35,566   37,031    36,129
Retroactive effect of pooling accounting...
                                                  911      721       481
                                                  ===      ===       ===

Diluted shares, as amended.................    36,477   37,752    36,610
                                               ======   ======    ======



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


Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

     The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of December 31, 1999, the Company's investments were primarily limited to fully collateralized, Double-A or Triple-A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2000, than they did in 1999, the Company's interest income would be decreased by $0.1 million. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at December 31, 1999. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the London Interbank Offered Rate (LIBOR) or the primate rate. If interest rates average 25 basis points higher in 2000, than they did in 1999, the Company's interest expense would increase by less than $.1 million. This amount is determined based on the amount of short-term debt at December 31, 1999. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

     The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.


Item 8.   Consolidated Financial Statements and Supplemental Data.

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


Item 11.   Executive Compensation.

General

     The following table sets forth compensation awarded or earned by our three Co-Chief Executive Officers, one other executive officer who earned more than $100,000 during the year ended December 31, 1999 and two other executive officers who earned more than $100,000 during that year but were not executive officers at December 31, 1999:

                           Summary Compensation Table

                                           Annual Compensation                               Long-Term
                                                                                            Compensation
                                                                                             Securities         All
                                                                          Other Annual       Underlying        Other
  Name and Principal Position        Year        Salary        Bonus      Compensation      Options (No.    Compensation
  ----------------------------       ----        ------        -----      ------------      ------------    ------------
             Salary                               ($)           ($)            ($)          of Shares)
             ------                               ---           ---            ---          ----------

Mitchell H. Saranow                      1999        69,232       35,000          --                 19,500       --
   Chairman and Co-Chief
   Executive Officer(1)


John J. Reed                             1997       145,000      217,861          --                     --        204(9)
   Vice Chairman and                     1998       164,430      315,668          --                100,000        255(9)
   Co-Chief                              1999       246,474      363,525          --                 50,000        908(9)
   Executive Officer(2)


Carl S. Spetzler                         1999       311,058      298,942          --                108,895      2,516(9)
   President and Co-Chief
   Executive Officer(3)


James F. Hillman                         1997       206,250           --           625(7)            37,500       --
   Chief Financial Officer (4)           1998       250,000           --     1,994,063(8)            75,000        204(9)
                                         1999       162,692           --          --                     --        204(9)


Robert P. Maher                          1997       411,250           --         1,500(7)           150,000       --
   Former Chairman,                      1998       462,060           --          --                375,000        717(9)
   President and Chief                   1999       426,613           --          --                112,500      1,188(9)
   Executive Officer (5)


Timothy D. Kingsbury                     1997       223,958       85,619         4,500(7)                --      1,530(9)
   Former Chief Financial                1998       225,000           --         4,500(7)             6,000      1,734(9)
   Officer and Treasurer (6)             1999       240,625       87,500          --                144,000        324(9)



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


                          Options Grants in Fiscal 1999

                           Individual Grants (1), (9)

                                          Percent of
                                             Total
                                Number of Options
                              Securities Granted to
                             Underlying    Employees   Exercise               Grant Date
                               Options     in Fiscal   Price Per  Expiration    Present
Name                          Granted     Year 1999     Share       Date      Value (1)
----                          ---------   -----------   -------     -----     ---------
Mitchell H. Saranow.......      19,500(2)         .44%   $26.5625   6/30/2009    $ 272,000
John J. Reed..............      50,000(3)        1.12%   $30.5000   3/22/2009    $ 802,000
Carl S. Spetzler..........      25,000(4)         .56%   $26.5625   6/30/2009    $ 349,000
                                 8,895(5)         .20%   $30.5000   3/22/2009    $ 143,000
                                75,000(6)        1.67%   $50.7500    2/7/2009   $2,026,000
James F. Hillman..........        --            --             --          --           --
Robert P. Maher...........     112,500(7)        2.51%   $26.5625   2/20/2002   $1,571,000
Timothy D. Kingsbury......     144,000(8)        3.21%   $26.5625   6/30/2009   $2,011,000


(1) The fair value of the option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following assumptions were used

Expected Volatility...... 75%
Risk-free interest rate.. 5.5%
Dividend yield........... 0%
Expected life............  3 years

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

Price



                     Aggregated Option Exercises in 1999 and
                          Fiscal Year End Option Values

                            Shares                          Number of Shares
                           Acquired                      Underlying Unexercised           Value of Unexercised
                              on          Value          Options at Fiscal Year           In-The-Money Options
Name                    Exercise(#)    Realized($)             End(#)(3)                   at Fiscal Year End
                                                       Exercisable    Unexercisable    Exercisable   Unexercisable
Mitchell H. Saranow                  0        $ 0.00           24,750          75,250          $0.00           $0.00
John J. Reed                         0        $ 0.00                0         150,000          $0.00           $0.00
Carl S. Spetzler                     0        $ 0.00                0         108,895          $0.00           $0.00
James J. Hillman             --            --              --              --              --             --
Robert P. Maher                112,500        $ 0.00           75,000         225,000          $0.00           $0.00
Timothy D. Kingsbury                 0        $ 0.00                0         150,000          $0.00           $0.00

Price
Employment Agreements

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


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

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

                                                                                              Shares Beneficially
Officers, Directors and 5% Shareholders                                                            Owned(1)
                                                                                                Number   Percent

Blum Capital Partners, L.P., Richard C. Blum Associates, Inc. and Richard C. Blum (2)......     2,506,200    6.10%
Mitchell H. Saranow (3)....................................................................       254,875     *
John J. Reed (4)...........................................................................       152,446     *
Carl S. Spetzler (5).......................................................................       323,435     *
James F. Hillman (6).......................................................................       100,000     *
Peter B. Pond (7)..........................................................................        34,875     *
William M. Goodyear........................................................................             0     *
Samuel K. Skinner..........................................................................             0     *
James R. Thompson (8)......................................................................         3,000     *
Robert P. Maher (9)........................................................................       170,481     *
Timothy D. Kingsbury.......................................................................       128,123     *
All current directors and executive officers as a group (9 persons)........................       890,956    2.10%


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

(5) Includes 183,895 shares of common stock subject to options that are or become exercisable within 60 days of April 14, 2000.

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


Item 13.   Certain Relationships and Related Transactions.

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

     (c) The exhibits filed as part of this report are listed below:

a.       Exhibits:

Exhibit No.       Description

2.1*              Plan and Agreement of Merger, dated as of February 7, 1999, by and among the Metzler Group,
                  Inc., MGI Acquistion III, Inc., Strategic Decisions Group (SDG), and certain SDG Executives
3.1               Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2               Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Registrant (2)
3.3               Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Registrant (3)
3.4               Amended and Restated By-Laws of the Registrant (4)
4.2               Form of Registration Agreement (6)
4.3               Rights  Agreement  dated as of December  15, 1999  between the
                  Registrant and American  Stock  Transfer & Trust  Company,  as
                  Rights  Agent,  (which  includes  the form of  Certificate  of
                  Designations  setting  forth the terms of the  Series A Junior
                  Participating Preferred Stock as Exhibit A, the form of Rights
                  Certificate as Exhibit B and the Summary of Rights to Purchase
                  Preferred Stock as Exhibit C) (7)
10.1+             Form of Indemnification Agreement (5)
10.2*+            The Metzler Group, Inc. Long-Term Incentive Plan
10.3+             The Metzler Group, Inc. Employee Stock Purchase Plan (8)
10.4+             Amendment No. 1 to The Metzler Group, Inc. Employee Stock Purchase Plan (6)
10.5+             Amendment No. 2 to The Metzler Group, Inc. Employee Stock Purchase Plan (6)
10.6*+            Amendment No. 3 to The Metzler Group, Inc. Employee Stock Purchase Plan
10.7*+            Amendment No. 4 to The Metzler Group, Inc. Employee Stock Purchase Plan
10.8*+            Employment Agreement dated as of November 12, 1999 between the Registrant and Mitchell H.
Saranow
10.9*+            Employment Agreement dated as of November 12, 1999 between the Registrant and John J. Reed
10.10*+           Employment Agreement dated as of November 12, 1999 between the Registrant and Carl S.
Spetzler
10.11*+           Letter agreement dated February 1, 2000 between the Registrant and Philip P. Steptoe
10.12*+           Consulting Agreement and General Release dated as of November 21, 1999 between the Registrantand Robert P. Maher
10.13*+           Letter agreement dated February 27, 2000 between the Registrant and Barry S. Cain
21.1*             Significant Subsidiaries of the Registrant.
23.1*             Consent of KPMG LLP
23.2 Consent of Arthur Andersen LLP and Report of Independent  Accountants  23.3
Consent of PricewaterhouseCoopers LLP and Report of Independent Accountants 23.4
Consent of Crowe,  Chizek and Company LLP and Report of Independent  Accountants
27.1* Financial Data Schedule--for the period ended December 31, 1999

----------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(3) Incorporated by reference from the Registrant's Form 8-A12B filed with the SEC on July 20, 1999.
(4) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998
(5) Incorporated by reference from the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on September 20, 1996.
(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 15, 1999.
(8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30265) filed with the SEC on June 27, 1997.

*Indicates filed herewith.
+Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

b. Financial Statement Schedule:
Report of Independent Auditors
Schedule II: Valuation and Qualifying Accounts

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Navigant Consulting, Inc.

                                   By: /s/ William M. Goodyear
                                   ---------------------------
                                           William M. Goodyear
                                           Chairman and Chief Executive Officer

                        INDEX TO THE FINANCIAL STATEMENTS

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

     Audited Consolidated Financial Statements as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999

Independent Auditors' Reports......................  F-2
Consolidated Balance Sheets........................  F-6
Consolidated Statements of Operations..............  F-7
Consolidated Statements of Stockholders' Equity....  F-8
Consolidated Statements of Cash Flows..............  F-9
Notes to Consolidated Financial Statements.........  F-10

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



                                  /S/ KPMG LLP

Chicago, Illinois
March 28, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of LECG, Inc.:

We have audited the statements of income, shareholders' equity and cash flows of LECG, Inc. (a California corporation) and subsidiaries for the year ended December 31, 1997, which were audited prior to the restatement (and, therefore, are not presented herein) for the pooling-of-interest as described in Note 3 to the restated financial statements included on pages F-1 - F-14.

We have audited the statements of income, shareholders' equity and cash flows of LECG, Inc. (a California corporation) and subsidiaries as of December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.
                                                  /s/ Arthur Andersen & Co.

San Francisco, California
January 30, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Members Peterson Consulting L.L.C.

We have audited the consolidated statements of operations, members' equity, and cash flows for the year ended December 31, 1997 (not included herein) of Peterson Consulting L.L.C. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flow for the year ended December 31, 1997 of Peterson Consulting L.L.C. in conformity with generally accepted accounting principles.

                                                  Crowe, Chizek and Company LLP
Oak Brook, Illinois
March 17, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Resources Management International, Inc.
Rancho Cordova, California

We have audited the accompanying consolidated balance sheet of Resource Management International, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Management International, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                             /s/ Coopers & Lybrand L.L.P.
Sacramento, California
February 11, 1998



                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                   December
                                                                                                     31,
                                                                                            1999        1998


                                        ASSETS
Current assets:
     Cash and cash equivalents........................................................      $42,345    $119,704
     Accounts receivable, net.........................................................      116,100      80,163
     Prepaid and other current assets.................................................        7,364       6,979
     Income tax receivable............................................................        8,211         --
     Deferred income taxes............................................................        2,385         --
                                                                                              -----       -----

          Total current assets........................................................      176,405     206,846
Property and equipment, net...........................................................       33,763      22,197
Intangible assets, net................................................................      202,096         --
Other assets                                                                                  2,412       1,474
                                                                                             ------    --------
          Total assets................................................................     $414,676    $230,517
                                                                                           ========    ========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt..................................................................      $10,000      $  --
     Accounts payable and accrued liabilities.........................................       20,709      17,955
     Accrued compensation and project costs...........................................       58,425      28,142
     Income taxes payable.............................................................          --        2,942
     Deferred income taxes............................................................          --        2,171
     Other current liabilities........................................................       19,673       9,127
                                                                                            -------      ------
          Total current liabilities...................................................      108,807      60,337
Deferred income taxes.................................................................          725       5,276
Other non-current liabilities.........................................................        4,475          --
                                                                                             ------      ------
          Total liabilities...........................................................      114,007      65,613
                                                                                            -------      ------
Stockholders' equity:
     Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or
        outstanding...................................................................          --          --
     Common stock, $.001 par value; 75,000 shares authorized; 43,129 and 38,004
        shares issued and outstanding in 1999 and 1998, respectively..................           43          38
     Additional paid-in capital.......................................................      340,528     134,624
     Treasury stock 2,086 shares at December 31, 1999.................................      (52,811)        --
     Notes receivable from stockholders...............................................       (2,583)        --
     Accumulated other comprehensive income...........................................         (158)        (30)
     Retained earnings................................................................       15,650      30,272
                                                                                            -------      ------
          Total stockholders' equity..................................................      300,669     164,904
                                                                                            -------     -------
          Total liabilities and stockholders' equity..................................     $414,676    $230,517
                                                                                           ========    ========


See accompanying Notes to the Consolidated Financial Statements.

Price



                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   For the Years Ended
                                                                      December 31,
                                                               1999        1998         1997
                                                           ----------- ----------- ---- ----

Revenues                                                   $397,694    $287,626     $228,731
Cost of services..........................................  266,080     174,175      145,144
                                                           ----------  ----------   -------
     Gross profit.........................................  131,614     113,451       83,587
General and administrative expenses.......................  107,274      62,093       55,579
Amortization                                                 24,300         --           --
Merger related cost and restructuring charges (benefit)...     (206)     12,778        1,312
Stock option compensation expense.........................    3,850         --           --
                                                             ------      ------       ------

     Operating income (loss)..............................   (3,604)     38,580       26,696
                                                             ------      ------      -------
Other expense (income):
     Interest income......................................   (3,857)     (3,063)      (1,184)
     Interest expense.....................................      376         688          446
     Other, net...........................................    5,672        (263)        (467)
                                                              -----        ----         ----
          Total other expense (income)....................    2,191      (2,638)      (1,205)
                                                              -----      ------       ------
Income (loss) before income tax expense...................   (5,795)     41,218       27,901
     Income tax expense...................................    8,827      25,637        9,237
                                                              -----      ------        -----
Net Income (loss).........................................$ (14,622)    $15,581      $18,664
                                                           =========    =======      =======
Earnings (loss) per share:
     Basic                                                  $ (0.35)     $ 0.43       $ 0.56
     Diluted                                                $ (0.35)     $ 0.41       $ 0.55
Weighted average shares outstanding:
     Basic                                                   41,601      36,476       33,289
     Diluted                                                 41,601      37,707       33,798






    See accompanying Notes to the Consolidated Financial Statements.



                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                           Notes
                                                                           Receiv-  Accum.
                                                                           able     Other
                                                                Additional From     Compre-                            Total
                               Preferred Stock  Common Stock    Paid-In    Share-   hensive  Retained  Treasury Stock  Stockholders'
                               Shares   Amount  Shares  Dollars Capital    holders  Income   Earnings  Shares Amount   Equity
                               ----------------------------------------------------------------------------------------------

Balance at December 31, 1996     --       --    33,446      34   $41,313   ($3,045)    $6     $12,378    --     --     $50,686
Comprehensive income             --       --       --       --       --        --     (63)     18,664    --     --      18,601
Issuance of common stock         --       --     2,043       2    25,412       (87)    --         780    --     --      26,107
Purchase of common stock         --       --      (535)     (1)   10,340        44     --        (228)   --     --     (10,525)
Distributions                    --       --       --       --       --       (351)    --     (16,182)   --     --     (16,533)
Interest on notes
 receivable from stockholders    --       --       --       --       195      (195)    --         --     --     --         --
Collection of notes receivable
  from stockholders              --       --       --       --       --        879     --         --     --     --         879
                               -----   -----  --------  ------- --------  --------  ------   -------  ------ -----    --------
Balance at December 31, 1997     --       --    34,954      35    56,580    (2,755)   (57)    15,412     --     --      69,215
Comprehensive income             --       --       --       --       --       --       27     15,581     --     --      15,608
Issuance of common stock         --       --     3,645      4     96,965      --       --        --      --     --      96,969
Purchase of common stock         --       --      (595)    (1)   (18,921)     --       --        --      --     --     (18,922)
Distributions                    --       --        --      --      --        --       --       (721)    --     --        (721)
Interest on notes receivable
 from stockholders               --       --        --      --      --        --       --        --      --     --          --
Collection of notes receivable
 from stockholders                                                           2,755                                       2,755
                               -----   -----  --------  ------- --------  --------  ------   -------  ------ -----    --------
Balance at December 31, 1998     --       --    38,004     38   134,624        --    (30)    30,272      --     --    164,904
Comprehensive income (loss)      --       --                                        (128)   (14,622)     --     --    (14,750)
Issuance of common stock         --       --     5,387      5   215,160        --     --        --                    215,165
Purchase of common stock         --       --      (263)         (13,335)       --     --        --   (2,086)(52,811)  (66,146)
Stock option compensation
 expense                         --       --        --     --     3,850        --     --        --                      3,850
Issuance of notes receivable
 from stockholders               --       --        --     --       --     (20,550)   --        --                    (20,550)
Interest on notes receivable
 from stockholders               --       --        --     --       229       (229)   --        --        --    --        --
Collection of notes receivable
 from stockholders               --       --        --     --       --      12,929    --        --        --    --     12,929
Impairment of notes receivable
 from stockholders               --       --        --     --       --       5,267    --        --        --    --      5,267
                               -----   -----    -------    ---  --------  --------  -----    -------  ------ -------- --------
Balance at December 31, 1999     --       --     43,129    $43  $340,528   ($2,583) ($158)   $15,560  (2,086)($52,811)$300,669
                               =====   =====    =======    ===  ========   =======  =====    =======  ====== ======== ========

See accompanying Notes to the Consolidated Financial Statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  For the Years Ended December 31,
                                                                                     1999        1998       1997
                                                                                 ----------- ----------- -------

Cash flows from operating activities:
     Net income (loss)                                                             $ (14,622)    $15,581    $18,664
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation.........................................................       13,460       4,876      3,337
          Amortization.........................................................       24,300         --         --
          Impairment of stockholder notes......................................        5,267         --         --
          Stock option compensation expense....................................        3,850         --         --
          Provision for bad debts..............................................       14,900       1,094        172
          Deferred income taxes................................................      (10,970)      1,777      2,499
          Other non-cash items, net............................................          404        (107)      (728)
          Changes in assets and liabilities, net of acquisitions:
               Accounts receivable.............................................      (19,543)    (20,917)   (12,339)
               Prepaid expenses and other current assets.......................        1,478      (3,467)    (1,292)
               Accounts payable and accrued liabilities........................       (2,069)      7,291      2,099
               Accrued compensation and project costs..........................       10,591      11,029        134
               Income taxes payable............................................      (13,023)       (858)     2,923
               Other current liabilities.......................................        3,426       4,907      1,353
                                                                                       -----       -----      -----

                    Net cash provided by operating activities..................       17,449      21,206     16,822
                                                                                      ------      ------     ------

Cash flows from investing activities:
     Purchase of property and equipment........................................      (18,641)    (13,340)    (7,871)
     Acquisition of businesses, net of cash acquired...........................      (42,055)        --         --
     Other, net                                                                       (1,582)       (296)        54
                                                                                      ------        ----         --

                    Net cash used in investing activities......................      (62,278)    (13,636)    (7,817)
                                                                                     -------     -------     ------

Cash flows from financing activities:
     Issuance of common stock..................................................       17,387      96,969     26,107
     Purchase of common stock..................................................      (40,011)    (18,922)   (10,525)
     Repayment of long-term debt...............................................         (322)       (319)    (1,550)
     Proceeds from long-term debt..............................................          --          --       3,300
     Net repayments of short-term debt.........................................       (2,584)     (8,242)    (3,007)
     Proceeds from short-term debt.............................................       10,000         --         --
     Issuance of notes receivable from stockholders............................      (17,000)        --         --
     Payments of pre-acquisition undistributed income to former
        stockholders...........................................................          --       (6,079)   (10,121)
     Other, net................................................................          --        2,755     (1,096)
                                                                                     -------      -------   --------

                    Net cash (used in) provided by financing activities........      (32,530)     66,162      3,108
                                                                                     -------      ------      -----

Net (decrease) increase in cash and cash equivalents...........................      (77,359)     73,732     12,113
Cash and cash equivalents at beginning of year.................................      119,704      45,972     33,859
                                                                                     -------      ------     ------

Cash and cash equivalents at end of year.......................................      $42,345    $119,704    $45,972
                                                                                     =======    ========    =======



See accompanying Notes to Consolidated Financial Statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

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

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Earnings Per Share

     The following table set forth the components of basic and diluted earnings per share:

                                                      Year ended December 31,

                                                    1999       1998      1997
                                                ----------- --------- -------

                                                    (amounts in thousands)
Numerator:
     Net income (loss)........................  $(14,622)   $15,581   $18,664
                                                ========    =======   =======
Denominator:
     Weighted average shares outstanding......    41,601     36,476    33,289
Effect of dilutive securities:
     Employee stock options...................       --       1,231       509
                                                --------    -------    ------

Denominator for diluted earnings per share....    41,601     37,707    33,798


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



                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                        Years ended
                                                                      December 31,
                                                                      1998         1997

                                                                   (amounts in thousands,
                                                                 except per share amounts)
            Total revenue, as previously reported...............      $266,877    $196,780
            Retroactive effect of pooling accounting............         6,844      19,079
            Reclassifications...................................        13,905      12,872
                                                                        ------      ------

            Total revenue, as amended...........................      $287,626    $228,731
                                                                      ========    ========
            Gross profit, as previously reported................      $112,555     $81,658
            Retroactive effect of pooling accounting............           896       1,929
            Reclassifications...................................           --          --
                                                                      --------    --------

            Gross profit, as amended............................      $113,451     $83,587
                                                                      ========     =======
            Operating income, as previously reported............      $ 38,884     $26,195
            Retroactive effect of pooling accounting............          (304)        501
                                                                          ----         ---

            Operating income, as amended........................      $ 38,580     $26,696
                                                                      ========     =======
            Net income, as previously reported..................      $ 16,123     $18,419
            Retroactive effect of pooling accounting............          (542)        245
                                                                          ----         ---

            Net income, as amended..............................      $ 15,581     $18,664
                                                                      ========     =======
            Earnings per diluted share as previously reported...       $  0.43      $ 0.57
            Retroactive effect of pooling accounting............         (0.02)      (0.02)
                                                                         -----       -----

            Earnings per diluted share, as amended..............       $  0.41      $ 0.55
                                                                       =======      ======
            Dilutive shares as previously reported..............        37,179      32,288
            Retroactive effect of pooling accounting............           528       1,510
                                                                           ---       -----

            Dilutive shares, as amended.........................        37,707      33,798
                                                                        ======      ======




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

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

                                              1999        1998

            Revenue, in thousands........    $437,095    $402,664
            Net loss, in thousands.......     (23,600)    (17,995)
            Net loss per diluted share...     $ (0.52)    $ (0.44)


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

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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


Shareholder Notes Receivable

     At December 31, 1999, the Company held notes receivable from three former Company officers with an aggregate principal balance of $7.9 million. See also
Note 17, "Related Party Transactions". The notes receivable arose from transactions whereby these individuals borrowed money from the Company to purchase a total of 200,000 shares of the Company's common stock from third parties and 37,500 shares of common stock from the Company. The notes receivable are shown on the balance sheet as a reduction in stockholders' equity. The notes receivable were accompanied by pledge agreements which pledge the shares as collateral security for repayment of the notes, which shares are currently held by the Company. At the closing market price for the Company's common stock on December 31, 1999 of $107/8 per share, the value of the shares held as collateral for the notes receivable was approximately $2.6 million. Although the notes receivable are full recourse, are not due until the year 2002 and there has been no event of default, the Company is not certain that it will be able to collect the full amount due. In March 2000, the borrowers have either challenged the enforceability or declined to confirm their intention to comply with the terms of the notes and each have refused to provide the Company with personal financial information that would support their ability to pay the full amounts due. The Company has accrued a loss contingency at December 31, 1999 in the amount of $5.3 million, representing the difference between the principal amount of the notes receivable and the value of the shares held by the Company as collateral. The $5.3 million was included as a non-operating charge within other expense in the consolidated statement of operations. The Company intends to take all appropriate steps to enforce the notes in accordance with their terms.


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


6.   ACCOUNTS RECEIVABLE

     The components of accounts receivable as of December 31 were as follows:

                                                          1999       1998
                                                         (in thousands)
            Billed amounts .........................      $86,849    $60,730
            Engagements in process..................       45,581     27,559
            Allowance for uncollectible accounts....      (16,330)    (8,126)
                                                          -------     ------
                                                         $116,100    $80,163
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


7.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, as of December 31 consisted of:

                                                                               1998
                                      1999
                                                                    (in thousands)
            Land and buildings..................................     $3,421     $2,878
            Furniture, fixtures and equipment...................     40,444     27,877
            Software............................................     10,241      5,338
            Leasehold improvements..............................      5,714      4,736
                                                                      -----      -----

                                                                     59,820     40,829
            Less: accumulated depreciation and amortization.....
                                                                    (26,057)   (18,632)
                                                                    -------    -------
                                                                   $ 33,763   $ 22,197
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

            Goodwill...................................     $96,906
            Less--accumulated amortization..............    (10,401)
                                                           --------
                 Goodwill, net.........................      86,505
                                                            -------
            Customer lists.............................      49,565
            Employee workforce.........................      33,455
            Non-compete agreements.....................      25,570
            Other                                            20,900
                                                             ------
                 Intangible assets.....................     129,490
            Less: accumulated amortization.............     (13,899)
                                                           --------
                 Intangible assets, net................     115,591
                                                            -------
                 Goodwill and intangible assets, net...    $202,096
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

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

                                            Direct
                                          Transaction  Facilities   Workforce  Other
                                             Costs      Closings    Reductions Costs Total

                             (amounts in thousands)
     37,752Year ended December 31, 1997
          Charges to operations.........       $ 706     $ --        $ 330     $276   $1,312
          Utilized......................        (706)      --         (330)    (276)  (1,312)
     Year ended December 31, 1998              7,638     3,600         --     1,540   12,778
          Charges to operations.........
          Utilized......................                  (239)        --
                                              (4,434)                        (1,655)  (6,328)
     Year ended December 31, 1999                --        --        1,160      --     1,160
          Charges to operations.........
          Purchase price adjustments....       2,425       350         255      --     3,030
          Utilized......................      (4,803)     (232)       (879)     --    (5,914)
          Changes in estimates..........        (826)     (655)         --      115   (1,366)
                                              -------     -----       -----    ----   ------

     Balance at December 31, 1999.......      $  --    $ 2,824       $ 536     $--    $3,360
                                              ======-   =======       =====    ====   ======


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

     Future minimum annual lease payments, for the years subsequent to 1999 and in the aggregate, are as follows:

                              Year Ending December 31,     Amount
                                                          (in thousands)
                              2000..................      $ 15,241
                              2001..................        16,312
                              2002..................        13,965
                              2003..................        11,539
                              2004..................         8,710
                              Thereafter............        39,439
                                                            ------
                                                          $105,206
                                                          ========


     Rent expense for operating leases entered into by the Company and charged to operations amounted to $15.8 million for 1999, $10.0 million for 1998, and $9.8 million for 1997.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

12.   INCOME TAX EXPENSE

     Income tax expense consists of the following:

                                                                                     December 31,
                                                                        1999       1998     1997
                                                                             (in thousands)
            Federal:
                 Current                                                $14,186    $20,180   $5,264
                 Deferred..........................................      (7,391)     1,600    2,648
                                                                       --------    -------   ------
                      Total........................................       6,795     21,780    7,912
                                                                       --------    -------   ------
            State:
                 Current...........................................       3,272      3,461    1,392
                 Deferred..........................................      (1,716)       396      (67)
                                                                       ---------   -------   ------
                      Total........................................       1,556      3,857    1,325
                                                                       ---------   -------   ------
            Foreign                                                         476         --       --
                                                                       ---------   -------   ------

                      Total federal, state and foreign income tax
                        expense....................................      $8,827    $25,637   $9,237
                                                                         =======   =======   ======

     Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income tax expense as follows:


                                                                             December 31,
                                                                        1999      1998    1997
                                                                      ----------- ------  ----

            Federal tax at statutory rate...........................     35.0%    35.0%   35.0%
            State tax at statutory rate, net of federal tax benefits    (17.8)     7.3     4.6
            Foreign taxes...........................................     (8.2)     --      --
            Effect of nontaxable interest and dividends.............     12.5     (1.7)   (0.9)
            Effect of nontaxable entity status......................      --       --     (5.2)
            Effect of non-deductible merger-related costs...........     (1.0)     4.0     --
            Effect of non-deductible amortization...................   (139.2)     --      --
            Effect of non-deductible stock compensation expense.....    (23.3)     --      --
            Effect of conversion from cash to accrual method of
               accounting for acquired company......................      --      14.7     --
            Effect of other non-deductible expenses.................    (10.4)     2.9    (0.4)
                                                                        -----      ---    ----

                                                                       (152.4)%   62.2%   33.1%
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

     Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effect of these differences are as follows:

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                                                                                          December 31,
                                                                                       1999       1998
                                                                                        (in thousands)
            Deferred tax assets:
                 State income taxes.................................................     $(121)     $ 479
                 Allowance for uncollectible receivables............................     4,379        194
                 Merger-related costs...............................................       --       1,427
                 Stockholders' notes................................................     2,239        --
                 Insurance related costs............................................       865        --
                 Other..............................................................       202        315
                                                                                           ---        ---

                      Total deferred tax assets.....................................     7,564      2,415
            Deferred tax liabilities:
                 Adjustment resulting from changes in the method of accounting
                    used for tax purposes...........................................     6,435      9,136
                 Other                                                                    (531)       726
                                                                                          ----        ---

            Deferred tax liabilities................................................     5,904      9,862
                                                                                         -----      -----

            Net deferred tax assets (liabilities)...................................    $1,660    $(7,447)
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

                                                                          1999       1998      1997
                                                                          ----       ----      ----

                                                                         (in thousands, except per
                                                                              share amounts)
            Earnings, as reported:
                 Net income (loss) .................................    $(14,622)    $15,581   $18,664
                 Net income (loss) per basic share..................     $ (0.35)     $ 0.43    $ 0.56
                 Net income (loss) per dilutive share...............     $ (0.35)     $ 0.41    $ 0.55
            Earnings, fair value method:
                 Net income (loss), with compensation expense
                    from fair value options.........................    $(32,941)    $10,990   $17,526
                 Fair value method net income (loss) per basic
                    share...........................................     $ (0.79)     $ 0.30    $ 0.53
                 Fair value method net income (loss) per dilutive
                    share...........................................     $ (0.79)     $ 0.29    $ 0.52

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

                                                      1999    1998    1997
                                                      ------  ------  ----
            Expected volatility.....................      75%     45%     45%
            Risk free interest rate.................     5.5%    5.0%    5.7%
            Dividend yield..........................       0%      0%      0%
            Contractual or Expected lives (years)...     8.5     2.8     2.5

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

     Additional information on the shares subject to options is as follows:


                                                    1999               1998               1997
                                                    -------            ------             ----
                                               Number  Weighted   Number  Weighted   Number  Weighted
                                                 of     Average     of     Average     of     Average
                                               Shares   Exercise  Shares   Exercise  Shares   Exercise
                                              (000's)    Price   (000's)    Price   (000's)    Price
                                              -------    -----   -------    -----   -------    -----
     Options outstanding at beginning of
        year................................     5,510     $24.19   2,623     $16.53     689     $10.37
     Granted................................     4,481      32.68   3,849      28.47   2,173      18.35
     Exercised..............................      (696)     17.98    (361)     13.07     (3)       8.00
     Forfeited..............................    (1,082)     25.24    (601)     24.90    (236)     16.35
                                                ------      -----    ----      -----    ----      -----
     Options outstanding at end of year.....     8,213     $29.15   5,510     $24.19   2,623     $16.53
                                                 =====     ======   =====     ======   =====     ======

     Options exercisable at year end........       676     $19.31     138     $14.41      14     $18.45
                                                   ===     ======     ===     ======      ==     ======


     The following table summarizes information about stock options outstanding at December 31, 1999 and 1998:


                                    1999                       1998
                                    ------                     ----
                               Weighted-Average           Weighted-Average
                               -------------------------------------------
                              Shares Exercise Remaining   Shares Exercise Remaining
 Range of Exercise Price      (000's)  Price     Life     (000's)  Price     Life
 -----------------------      -------  -----     ----     -------  -----     ----

     $ 0 to $15..........      790   $12.17       4.6   1,025   $12.46 0.7 years
     $16 to $25..........      737    21.23       6.0   1,277    20.99 2.5 years
     $26 to $35..........    5,656    29.03       8.8   3,174    29.06 3.6 years
     $36 to $45..........      307    43.71       9.5      34    39.30 3.8 years
     $46 to $55..........      723    50.53       9.1     --        --        --
                               ---                       ----
                             8,213   $29.15       8.2   5,510   $24.19 2.8 years
                             =====                     ======



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

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

                                                               /s/ KPMG LLP
Chicago, Illinois
March 28, 2000


                                   Schedule II

                            Navigant Consulting, Inc.

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997
                             (amounts in thousands)
                                                         Balance at          Charged                                 Balance
                                                         Beginning             to                                     at End
Description                                               of Year           Expenses           Deductions (1)        of Year

Year Ended December 31, 1999                                     8,126              14,900                 (6,696)        16,330
    Allowance for doubtful accounts
Year Ended December 31, 1998                                     7,592               2,058                 (1,524)         8,126
    Allowance for doubtful accounts
Year Ended December 31, 1997                                    10,569               1,975                 (4,952)         7,592
    Allowance for doubtful accounts

(1) Represent write-offs of bad debt



                                                             Exhibit 23.1

                               Consent of KPMG LLP

The Board of Directors Navigant Consulting, Inc.

We consent to incorporation by reference in the registration statement (No. 333-30267) on Form S-8 of Navigant Consulting, Inc. of our reports dated March 20, 2000, relating to the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and the related schedule, which reports appear in the December 31, 1999 annual report on Form 10-K of Navigant Consulting, Inc.

                                                           /s/ KPMG LLP
Chicago, Illinois
March 28, 2000

                                                               Exhibit 23.2

                                 ARTHUR ANDERSEN
                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Form S-8 Registration Statement No. 333-30267.

                                                  /s/ Arthur Andersen LLP
San Francisco, California
March 23, 2000

                                                                Exhibit 23.3

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to incorporation by reference in the registration statement No. 333-30267 on Form S-8 of Navigant Consulting, Inc. of our report dated March 17, 1998 relating to the consolidated statements of operations, members' equity, and cash flows for the year ended December 31, 1997 of Peterson Consulting L.L.C. which report appears in the December 31, 1999 annual report on Form 10-K of Navigant Consulting, Inc.

                                           /s/ Crowe, Chizek and Company LLP
Oak Brook, Illinois
March 27, 2000

                                                                Exhibit 23.4

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30267) of Navigant Consulting, Inc. of our report dated February 11, 1998, relating to the consolidated financial statements of Resource Management International, Inc. and Subsidiaries as of December 31, 1997, which appears in this December 31, 1999 Form 10-K.

                                             /s/ PricewaterhouseCoopers LLP
Sacramento, California
March 28, 2000