Form 10-Q
period 2000-06-30
NAVIGANT CONSULTING INC
filed 2000-08-15
CIK 1019737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                            615 North Wabash Avenue
                            Chicago, Illinois 60611
          (Address of principal executive office, including zip code)

                                (312) 573-5600
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of August 14, 2000, 41.3 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NAVIGANT CONSULTING, INC.

                          QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements..............................................   3
          Notes to Unaudited Consolidated Financial Statements..............   7
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  13
  Item 3. Quantitative and Qualitative Disclosures About Market Risk........  17

PART II--OTHER INFORMATION

   Item 1. Legal Proceedings................................................  18
   Item 6. Exhibits and Reports on Form 8-K.................................  18
SIGNATURES..................................................................  19


                           NAVIGANT CONSULTING, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)  (Audited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................  $   2,149    $ 42,345
  Accounts receivable, net............................     69,971     116,100
  Prepaid expenses and other current assets...........      4,669       7,364
  Income tax receivable...............................      6,625       8,211
  Deferred income taxes...............................        707       2,385
  Net assets of discontinued operations held for
   disposition (Note 6)...............................     63,557         --
                                                        ---------    --------
    Total current assets..............................    147,678     176,405
Property and equipment, net...........................     20,573      33,763
Intangible assets, net................................     29,088     202,096
Deferred income taxes.................................      3,679         --
Other assets..........................................      1,514       2,412
                                                        ---------    --------
    Total assets......................................  $ 202,532    $414,676
                                                        =========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Short-term debt.....................................  $   5,600    $ 10,000
  Accounts payable and accrued liabilities............     34,379      20,709
  Accrued compensation and project costs..............     14,168      58,425
  Other current liabilities...........................      8,789      19,673
                                                        ---------    --------
    Total current liabilities.........................     62,936     108,807
Deferred income taxes.................................        --          725
Other non-current liabilities.........................      5,223       4,475
                                                        ---------    --------
    Total liabilities.................................     68,159     114,007
Stockholders' equity:
  Common stock........................................         43          43
  Additional paid-in capital..........................    342,957     340,528
  Treasury stock......................................    (52,811)    (52,811)
  Notes receivable from stockholders..................     (1,009)     (2,583)
  Retained earnings (Accumulated Deficit).............   (154,526)     15,650
  Accumulated other comprehensive loss................       (281)       (158)
                                                        ---------    --------
    Total stockholders' equity........................    134,373     300,669
                                                        ---------    --------
    Total liabilities and stockholders' equity........  $ 202,532    $414,676
                                                        =========    ========


     See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               Three months
                                                               ended June 30
                                                             ------------------
                                                               2000      1999
                                                             ---------  -------
Revenues...................................................  $  58,465  $54,802
  Cost of services.........................................     39,733   28,310
                                                             ---------  -------
Gross profit...............................................     18,732   26,492
  General and administrative expenses (excluding
   depreciation)...........................................     16,302   11,972
  Depreciation expense.....................................      1,573    1,233
  Amortization expense.....................................      1,130      --
  Restructuring costs (Note 5).............................      9,285      --
  Litigation settlement provision (Note 7).................     16,000      --
  Stock option compensation expense........................        137      532
                                                             ---------  -------
Operating (loss) income from continuing operations.........    (25,695)  12,755
  Other loss (income), net.................................      1,932     (875)
                                                             ---------  -------
Income (loss) from continuing operations before income
 taxes.....................................................    (27,627)  13,630
  Income tax (benefit) expense.............................    (10,474)   5,609
                                                             ---------  -------
    Net (loss) income from continuing operations...........    (17,153)   8,021
                                                             ---------  -------
Income (loss) from discontinued operations, net of income
 tax (Note 6)..............................................     (2,926)     118
Loss on disposition of discontinued operations, net of
 income tax (Note 6).......................................   (145,917)     --
                                                             ---------  -------
      Net (loss) income....................................  $(165,996) $ 8,139
                                                             =========  =======
Earnings (loss) from continuing operations per common
 share:
  Net (loss) income per basic share........................  $   (0.42) $  0.19
  Net (loss) income per dilutive share.....................  $   (0.42) $  0.18
Earnings (loss) per common share:
  Net (loss) income per basic share........................  $   (4.02) $  0.19
  Net (loss) income per dilutive share.....................  $   (4.02) $  0.19
Shares used in computing net (loss) income per basic share.     41,265   42,540
Shares used in computing net (loss) income per dilutive
 share.....................................................     41,265   43,508
Other comprehensive income:
  Foreign currency translation adjustments.................  $     (50) $    (8)
  Comprehensive (loss) income..............................  $(166,046) $ 8,131

     See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            Six months ended
                                                                June 30
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Revenues.................................................. $ 124,307  $106,480
  Cost of services........................................    81,492    58,339
                                                           ---------  --------
Gross profit..............................................    42,815    48,141
  General and administrative expenses (excluding
   depreciation)..........................................    31,321    21,151
  Depreciation expense....................................     3,344     2,481
  Amortization expense....................................     2,260       --
  Restructuring costs (Note 5)............................     9,285       --
  Litigation settlement provision (Note 7)................    16,000       --
  Stock option compensation expense.......................       321     2,230
                                                           ---------  --------
Operating (loss) income from continuing operations........   (19,716)   22,279
  Other loss (income), net................................     1,888    (1,967)
                                                           ---------  --------
Income (loss) from continuing operations before income
 taxes....................................................   (21,604)   24,246
  Income tax (benefit) expense............................    (7,539)   10,579
                                                           ---------  --------
    Net (loss) income from continuing operations..........   (14,065)   13,667
                                                           ---------  --------
Income (loss) from discontinued operations, net of income
 tax (Note 6).............................................   (10,193)    1,696
Loss on disposition of discontinued operations, net of
 income tax (Note 6)......................................  (145,917)      --
                                                           =========  ========
      Net (loss) income................................... $(170,175) $ 15,363
                                                           =========  ========
Earnings (loss) from continuing operations per common
 share:
  Net (loss) income per basic share....................... $   (0.34) $   0.33
  Net (loss) income per dilutive share.................... $   (0.34) $   0.32
Earnings (loss) per common share:
  Net (loss) income per basic share....................... $   (4.13) $   0.37
  Net (loss) income per dilutive share.................... $   (4.13) $   0.36
Shares used in computing net (loss) income per basic
 share....................................................    41,192    40,971
Shares used in computing net (loss) income per dilutive
 share....................................................    41,192    42,647
Other comprehensive income:
  Foreign currency translation adjustments................ $    (123) $    (76)
  Comprehensive (loss) income............................. $(170,298) $ 15,287

     See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Six months ended
                                                                June 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Cash flows from operating activities:
  Net (loss) income....................................... $(170,175) $ 15,363
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities, net of
   acquisition
    Loss from discontinued operations.....................    10,193       --
    Loss on disposition of discontinued operations........   145,917       --
    Restructuring costs...................................     9,285       --
    Depreciation..........................................     3,344     3,711
    Amortization..........................................     2,260     9,630
    Impairment of stockholders notes......................     1,573       --
    Stock option compensation expense.....................       321     2,230
    Deferred income taxes.................................    (4,401)   (2,148)
Changes in assets and liabilities, net of acquisitions:
  Accounts receivable, net................................    (1,712)   (9,908)
  Prepaid expenses and other..............................      (697)      599
  Accounts payable and other accrued liabilities..........     5,766    (5,823)
  Accrued compensation and project cost...................   (15,160)  (13,155)
  Income taxes payable....................................     1,467     3,819
  Other current liabilities...............................    (8,099)   (3,054)
                                                           ---------  --------
Net cash provided by (used in) operating activities of:
    Continuing operations.................................   (20,118)    1,264
    Discontinued operations...............................    (8,924)      --
                                                           ---------  --------
  Net cash provided by (used in) operating activities.....   (29,042)    1,264
                                                           ---------  --------
Cash flows from investing activities:
  Purchase of property and equipment......................    (2,869)   (7,944)
  Acquisition of new businesses, net of cash acquired.....       --    (15,038)
  Other, net..............................................    (1,411)      283
                                                           ---------  --------
Net cash used in investing activities of:
    Continuing operations.................................    (4,280)  (22,699)
    Discontinued operations...............................    (4,581)      --
                                                           ---------  --------
  Net cash used in investing activities...................    (8,861)  (22,699)
                                                           ---------  --------
Cash flows from financing activities:
  Issuance of common stock................................     2,107     6,393
  Issuance of notes receivable from stockholders..........       --     (3,550)
  Payment of short term debt..............................    (4,400)   (1,466)
                                                           ---------  --------
Net cash provided by (used in) financing activities of:
    Continuing operations.................................    (2,293)    1,377
    Discontinued operations...............................       --        --
                                                           ---------  --------
  Net cash provided by (used in) financing activities.....    (2,293)    1,377
                                                           ---------  --------
    Continuing operations.................................   (26,691)  (20,058)
    Discontinued operations...............................   (13,505)      --
                                                           ---------  --------
Net decrease in cash and cash equivalents.................   (40,196)  (20,058)
Cash and cash equivalents, beginning of period............    42,345   119,704
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $   2,149  $ 99,646
                                                           =========  ========

     See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc., formerly The Metzler Group, Inc., (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of results of operations for these interim periods.

   The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

   These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto as of and for the year ended December 31, 1999 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 29, 2000, and as subsequently amended.

Note 2. Business Combinations

   During 1999, the Company completed eleven acquisitions (collectively, the "1999 Acquisitions") in exchange for Company stock and cash having an aggregate value of $235.7 million (valued at the time of acquisition). On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc., and Dowling Associates, Inc. in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of Penta Advisory Services LLC (Penta), and the stock of Scope International, Inc. (Scope), for a total cash purchase price of $15.1 million. The purchase agreements for Penta and Scope also provide for additional payments, payable in cash or Company common stock, over the next two to five years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill. On October 1, 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International Consulting OY, and Brooks International SPRL, for an aggregate cash purchase price of $3.3 million. On November 1, 1999, the Company completed the acquisition of the stock of The Barrington Consulting Group, Inc. (Barrington) in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The purchase agreement for Barrington also provides for additional cash payments of up to $7.7 million in the aggregate, which are contingent on continued employment by the Company of certain Barrington stockholders and are payable in cash in two annual installments. The contingent payments will be charged to expense ratably over the period of employment. The Company's cost of services for the first and second quarters of 2000 included $1.6 million of compensation expense in each quarter related to this employment-related contingency. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash. There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

   The 1999 Acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations were included in the accompanying consolidated financial statements from the dates of acquisition. Certain assets acquired of $46.2 million and liabilities assumed of $36.9 million were recorded at their estimated fair values. The excess of cost over the net assets acquired of approximately $226.4 million was recorded as intangible assets, including goodwill. The allocation of the excess cost over the net assets acquired to identifiable intangible assets and goodwill was based upon independent appraisals, as were the estimated useful lives. The estimated useful lives range from between one and 20 years, and approximate, on a straight-line basis, an average life of 7 years.

   As discussed further in Note 6, the Company has committed to the disposition of certain businesses that management has determined should be discontinued. Discontinued operations include the following 1999 Acquisitions discussed above: Strategic Decisions Group, Triad International, GeoData Solutions, Dowling Associates, Brooks International AB, Brooks International Consulting OY and Brooks International SPRL and GlazeCreek. The remaining 1999 Acquisitions, Barrington, Penta and Scope are included in continuing operations.

   The following unaudited pro forma financial information presents the combined results of continuing operations as if the acquisitions of Barrington, Penta and Scope had occurred as of January 1, 1999, after giving effect to certain adjustments. The adjustments include the amortization of goodwill and other intangibles and a reduction in interest income and related income tax effects. The pro forma information is for informational purposes only. The information presented does not necessarily reflect the results of continuing operations that would have occurred had the acquisitions been completed as of January 1, 1999, nor are they indicative of future results.

                                             Three months ended Six months ended
                                               June 30, 1999     June 30, 1999
                                             ------------------ ----------------
                                               (In thousands, except per share
                                                            data)
      Revenues..............................      $61,123           $118,886
      Net income............................      $ 6,672           $ 11,465
      Net income per diluted share..........      $   .15           $    .27

Note 3. Accounts Receivable

   The components of accounts receivable were as follows:

                                                          June 30,  December 31,
                                                            2000        1999
                                                          --------  ------------
                                                             (In thousands)
      Billed amounts..................................... $ 46,102    $ 86,849
      Engagements in process.............................   34,395      45,581
      Allowance for uncollectible accounts...............  (10,526)    (16,330)
                                                          --------    --------
                                                          $ 69,971    $116,100
                                                          ========    ========

   Engagements in process represent balances accrued by the Company for services that have been performed but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

Note 4. Segment Information

   Beginning January 1, 2000, the Company adopted a management reporting structure with five operating divisions which represent three reportable segments: Financial and Claims Consulting, Economics and Policy Consulting, Energy and Water Consulting, Strategic Consulting and IT Solutions. (The latter three operating divisions were combined as one reportable segment in the unaudited quarterly financial statement footnotes for March 31, 2000). As discussed further in Note 6, the Company has committed to disposition of three of these operating divisions (Economics and Policy-LECG, Strategic Consulting and IT Solutions) and, accordingly, amounts in the financial statements and related footnotes have been restated to reflect discontinued operations accounting for these divisions. Operating results from continuing operations for the three and six months ended June 30, 1999 have been restated to reflect the Financial and Claims and Energy and Water reportable segments.

The Financial and Claims segment provides information management, technology services, damages analysis, business and property valuation, regulatory compliance, process operations management and litigation support services. The Energy and Water segment provides management consulting services to clients in the utility and energy industries.

   The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between periods. All intercompany transactions between segments have been eliminated. Information on the Company's operations for the three and six months ended June 30, 2000 and 1999 is summarized as follows:

                                           Three months     Six months ended
                                          ended June 30,        June 30,
                                         -----------------  ------------------
                                           2000     1999      2000      1999
                                         --------  -------  --------  --------
                                          (In thousands)     (In thousands)
Revenues:
  Financial and Claims Consulting....... $ 34,151  $30,233  $ 76,942  $ 58,374
  Energy and Water Consulting...........   24,314   24,569    47,365    48,106
                                         --------  -------  --------  --------
    Combined segment revenues........... $ 58,465  $54,802  $124,307  $106,480
                                         ========  =======  ========  ========
Operating Profit:
  Financial and Claims Consulting....... $  1,332  $ 7,916  $  7,766  $ 14,221
  Energy and Water Consulting...........    2,706    6,272     4,588    11,774
                                         --------  -------  --------  --------
    Combined segment operating profit... $  4,038  $14,188  $ 12,354  $ 25,995
                                         --------  -------  --------  --------

Operating profit and income statement reconciliation:

Unallocated:
  Corporate general and administrative
   expenses previously allocable to
   discontinued operations.............. $  1,514  $   901  $  2,537  $  1,486
  Other non-recurring corporate
   expenses.............................    1,667        0     1,667         0
  Amortization expense..................    1,130        0     2,260         0
  Restructuring costs...................    9,285        0     9,285         0
  Litigation settlement provision.......   16,000        0    16,000         0
  Stock option compensation expense.....      137      532       321     2,230
  Other expense (income)................    1,932     (875)    1,888    (1,967)
                                         --------  -------  --------  --------
    Sub-total...........................   31,665      558    33,958     1,749
                                         --------  -------  --------  --------
Income(loss) from continuing operations
 before income tax expense.............. $(27,627) $13,630  $(21,604) $ 24,246
                                         ========  =======  ========  ========

   During the second quarter 2000, the Company was able to specifically identify its general and administrative expenses to operating divisions for both 2000 and 1999. Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating divisions generally on the basis of consulting fee revenue. Accounting for the results of discontinued operations cannot include allocations of general and administrative costs that are not directly identifiable to discontinued operations. Accordingly, those costs are unallocated reconciling amounts. In addition, the Company incurred $1.7 million in non-recurring legal and infrastructure-related computer costs in the three months ended June 30, 2000 that are not allocated to any operating divisions, and which the Company expects to significantly reduce and eliminate in subsequent periods.

   The following unaudited pro forma financial information presents the combined revenues and operating profits for each segment as if the 1999 Acquisitions included in continuing operations had occurred as of January 1, 1999. Accordingly, the Financial and Claims Consulting segment includes The Barrington Consulting Group, Inc., Penta Advisory Services LLC and Scope International, Inc.

                                            Three months ended Six months ended
                                              June 30, 1999     June 30, 1999
                                            ------------------ ----------------
                                              (In thousands)    (In thousands)
      Revenues:
        Financial and Claims Consulting....      $36,554           $ 70,780
        Energy and Water Consulting........       24,569             48,106
                                                 -------           --------
          Combined pro forma revenues......      $61,123           $118,886
                                                 =======           ========
      Operating Profit:
        Financial and Claims Consulting....      $ 8,037           $ 15,326
        Energy and Water Consulting........        6,272             11,774
                                                 -------           --------
          Combined segment operating
           profit..........................      $14,309           $ 27,100
                                                 =======           ========

Note 5. Restructuring Costs

   In May 2000, the Company retained outside financial advisors and announced a management reorganization to complete plans to discontinue and dispose of certain operations, and to restructure the remaining operating businesses. In the second quarter, the Company recorded a restructuring charge of $9.3 million. As part of this plan, the Company dissolved the Office of the Chief Executive. In addition, the Company offered involuntary severance packages to 112 consulting and administrative employees in its continuing operations and recognized $7.1 million in severance-related costs associated with these reductions in force. The Company also incurred severance costs associated with 113 employees in its discontinued operations. The Company increased previously recorded restructuring charges by $2.2 million associated with facility closings and space reductions in its continuing operations units. The Company also incurred costs associated with workforce reductions and facility closures and space reductions in its discontinued operations.

   The restructuring charges were determined based on formal plans approved by the Company's management. The amounts the Company may ultimately incur may change as the balance of the Company's restructuring plan is executed. The activity affecting the accrual for restructuring costs, which is included in accrued liabilities, during the three months and six months ended June 30, 2000 is as follows:

                                 Facilities Workforce
                                   costs    reductions  Total
                                 ---------- ---------- -------
                                        (In thousands)
      Balance at December 31,
       1999.....................  $ 2,824    $   536   $ 3,360
        Charges to operations...    2,189      7,096     9,285
        Utilized................     (255)    (1,135)   (1,390)
        Reclassified to
         discontinued
         operations.............   (1,312)       --     (1,312)
                                  -------    -------   -------
      Balance at June 30, 2000..  $ 3,446    $ 6,497   $ 9,943
                                  =======    =======   =======

Note 6. Discontinued Operations

   In May 2000, the Company developed plans and identified business units and other entities for disposition, and implemented plans to restructure the remaining operating units. The Company's executive management committed to the disposition of the following businesses: Economics & Policy (LECG), Strategic Consulting and IT Solutions.

Economics & Policy

   The Company has signed a letter of intent to sell LECG to a team of senior LECG professionals in a management buy-out for $55 million, principally in cash. This sale is expected to close in the third quarter of 2000.

Strategic Consulting

   The Company is continuing discussions with various interested third parties relative to the sale of SDG. As part of this process, the Company has signed a non-exclusive letter of intent to sell SDG to a management team of SDG partners. Glaze Creek's and Sterling's assets, liabilities and employees would be included in any SDG sale.

   The Company has reduced the operations of Triad International through employee terminations and has sold certain Triad International assets to the remaining employees, including client engagements in process. The purchasers also assumed certain liabilities in connection with this disposition, which was completed in June 2000.

   The Company has decided to wind-down the operations of Brooks International AB, Brooks International Consulting OY and Brooks International SPRL, and expects this process to be completed by September 30, 2000.

IT Solutions

   In a transaction, the Company sold GeoData Solutions for $9 million cash, and retained all accounts receivable, which have a net realizable value of approximately $4.1 million.

   In June 2000, the Company began to execute plans to wind-down the operations of SSC and Dowling Associates, and expects to complete this process by September 30, 2000.

   The Economics & Policy, Strategic Consulting and IT Solutions operating segments are accounted for as discontinued operations and, accordingly, amounts in the financial statements and related footnotes have been restated to reflect discontinued operations accounting. Summarized results of discontinued businesses are shown separately as discontinued operations in the accompanying consolidated financial statements. The investment in discontinued operations consists primarily of expected net proceeds from actual and pending sales as of June 30, 2000, as well as receivables and fixed assets of other dispositions, net of liabilities, including provisions for severance, facilities and other shutdown expenses.

   Certain information with respect to discontinued operations is summarized as follows:

                                         Three months ended   Six months ended
                                              June 30,            June 30,
                                         -------------------- -----------------
                                           2000       1999      2000     1999
                                         ---------  --------- --------  -------
                                           (In thousands)      (In thousands)
Revenues:
  LECG.................................. $  23,370  $  20,157 $ 42,403  $39,761
  SDG...................................    11,507     22,374   26,134   30,721
  Other.................................     7,626      7,399   15,564   12,157
                                         ---------  --------- --------  -------
Total revenues..........................    42,503     49,930   84,101   82,639
Income (loss) from discontinued
 operations (2,787).....................    (2,787)     4,695  (10,259)   9,323
Income tax expense (benefit)............       190      4,577      (15)   7,627
                                         ---------  --------- --------  -------
    Net income (loss)................... $  (2,977) $     118 $(10,244) $ 1,696
                                         =========  ========= ========  =======

   Results of discontinued operations for the three and six months ended June 30, 2000 only includes amortization of associated intangible assets through the measurement date of April 30, 2000. The above results include $.1 million of net loss (excludes amortization expenses) for the period May 1, 2000 through June 30, 2000. These results are included in the calculation of the loss on disposition of discontinued operations.

   The loss on disposition in the quarter ended June 30, 2000 includes the following (in thousands):

      Book value of net assets in excess of anticipated proceeds, including intangible assets of $162,292........................ $123,610
      Net pre-tax loss on discontinued operations for the period May
       1, 2000 through expected disposition dates.....................      885
      Expenses associated with asset disposals (including $6,371 in
       severance-related expenses)....................................    7,827
                                                                       --------
      Pre-tax loss on disposition.....................................  132,322
      Estimated income taxes payable..................................   13,595
                                                                       --------
      Loss on disposition............................................. $145,917
                                                                       ========

Note 7. Litigation Settlement Provision

   In August 2000, the Company announced it has executed a Memorandum of Understanding containing the essential terms of a settlement for the consolidated securities-related class actions lawsuits that were originally filed against the Company and certain former directors and officers in November 1999. See further discussion under Item 1, Legal Proceedings. Accordingly, the Company has included a provision of $16 million for its share of the settlement amount in its consolidated statement of operations.

Note 8. Stock Option Exchange

   In July 2000, the Company completed an employee stock option exchange that had been offered to all current employees, other than executive management, for employee retention purposes. Employees tendered 6.4 million options, with an average exercise price of approximately $28 per share. These employees were granted 2.7 million options in exchange for the tendered options. The number of exchanged options granted each employee was based on, among other factors, a formula that considered the exercise prices of the tendered options. The new options have an exercise price of $5.9375, which is $1.00 above the market price as of the tender offer date in June 2000. The new options will vest 10% each quarter beginning March 31, 2001. As of June 30, 2000, the Company had
5.4 million options outstanding with an average exercise price of $12.26 per share.

Note 9. The components of basic and diluted shares were as follows:

                                           Three months ended  Six months ended
                                                June 30,           June 30,
                                           ------------------- -----------------
                                             2000      1999      2000     1999
                                           --------- --------- -------- --------
                                             (In thousands)      (In thousands)
Weighted average shares outstanding.......    41,265    42,540   41,192   40,971
Employee stock options....................         0       968        0    1,676
                                           --------- --------- -------- --------
Dilutive shares...........................    41,265    43,508   41,192   42,647
                                           ========= ========= ======== ========

   For the three and six months ended June 30, 2000, the weighted average effect of employee stock options was less than .1 million. However, the Company incurred a loss for these periods and inclusion of these common stock equivalents in the dilutive shares would be anti-dilutive.

Note 10. Supplemental Cash Flow Information

   Total interest paid during the six months ended June 30, 2000 and 1999 were $.5 million and $.1 million, respectively. Total income taxes paid during the six months ended June 30, 2000 and 1999 were $3.4 million and $17.1 million, respectively.

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

Item 2.

                           NAVIGANT CONSULTING, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company's reports filed with the SEC.

Results of Continuing Operations

 Three months ended June 30, 2000 compared to three months ended June 30, 1999

   Revenues. Revenues increased $3.7 million, or 7%, to $58.5 million in the three months ended June 30, 2000, from $54.8 million for the same period in 1999. The growth in revenue is due to acquisitions. During 1999, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. Had the 1999 acquisitions been included in the results of continuing operations of the Company as of January 1, 1999, the Company's pro forma revenues would have been $61.1 million for the quarter ended June 30, 1999. On a pro forma basis, revenues decreased $2.6 million, or 4.4%, in the three months ended June 30, 2000 from $61.1 million for the same period in 1999.

   On a pro forma basis, revenues in the Company's Financial and Claims Consulting segment decreased $2.4 million, or 7%, from $36.6 million to $34.2 million in the second quarter of 2000 due to lower utilization levels. Revenues in the Energy and Water Consulting segment decreased $.3 million, or 1%, from $24.6 million to $24.3 million.

   Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit decreased $7.8 million, or 29%, to $18.7 million in the second quarter of 2000 from $26.5 million in the corresponding period in 1999. Higher revenues for the quarter ended June 30, 2000 would have resulted in an $9.5 million increase in gross profit had the gross profit margin as a percentage of revenues been consistent with that in the prior year period. The change in the gross profit as a percentage of revenue was a decrease to 32% in 2000, from 48% in 1999. The decline in gross margin was due to $11.4 million of increased costs of services, partially offset by $3.7 million of higher revenues. The higher second quarter 2000 costs of services were $7.9 million of consultant salaries and benefits, which reflects lower utilization levels for the period, $2.0 million of outside contractor and other billable expenses, and $1.5 million of selling, recruiting and other non-billable expenses.

   General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, outside professional fees and all other corporate costs. General and administrative expenses for the three months ended June 30, 2000 increased $4.3 million to $16.3 million, or 28% of revenues, from $12.0 million, or 22% of revenues, in the prior corresponding period. The increase in general and administrative expenses as a percentage of revenue was primarily due to $1.3 million of higher facilities and infrastructure costs and $2.1 million of higher salary and benefit costs.

   For the quarter ended June 30, 2000, operating profit margins as a percentage of revenues declined for both of the Company's reportable segments. The operating profit margin in the Financial and Claims Consulting segment declined to 4% of revenues, or $1.3 million, from 26% of revenues in the prior year period, due to increased cost and lower utilization levels in the current period. The operating profit margin in the Energy and Water Consulting segment declined to 11% of revenues, or $2.7 million, from 26% of revenues in the prior year, due to increased costs.

   Amortization Expense. The excess of cost over the net assets acquired for the 1999 acquisitions included in continuing operations of approximately $32.2 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years. There was no amortization expense associated with continuing operations recorded in the second quarter of 1999. Amortization would have been approximately $1.1 million for the second quarter of 1999 had the 1999 acquisitions occurred as of January 1, 1999.

   Stock Option Compensation Expense. The Company recorded $.1 million for stock option compensation expense in 2000 versus $.5 million in 1999. These amounts are attributable to 0.3 million option grants in 1999 to a total of 16 individuals, which were issued at prices below fair market value, and includes amortization of the value of certain options retained by a former employee upon separation from the Company. The amount charged to expense was calculated using the intrinsic value method for employees and the Black-Scholes option pricing model for non-employees, and approximates the aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options.

   Other (Income) Loss, Net. Other (income) loss, net, includes interest expense, interest income and other non-operating income and expenses. Other income, net, for the second quarter of 2000 decreased $2.8 million to a $1.9 million loss from $.9 million income in the comparable quarter last year. The decrease is the result of decreased interest income, increased interest expense and a $1.6 million charge to reflect the impairment of shareholder notes receivable.

   Income Tax (Benefit) Expense. Income tax expense decreased $16.1 million to a benefit of $10.5 million for the three months ended June 30, 2000, from a tax expense of $5.6 million in the prior year quarter. The decrease in income taxes in 2000 primarily resulted from the $16 million litigation settlement provision and the $9.3 million in restructuring costs as well as lower income in 2000.

   Net (Loss) Income from Continuing Operations. Net loss from continuing operations decreased $25.2 million, to a net loss of $17.2 million in the three months ended June 30, 2000 from a net income of $8.0 million in the same period the previous year. The increase in revenues of $3.7 million was offset by a $11.4 million increase in cost of services resulting in a net decrease in gross profit of $7.8 million. The decrease in gross profit was further exacerbated by $4.3 million of higher general and administrative expenses, $.3 million of higher depreciation expense, $ 1.1 million in amortization expenses, $9.3 million in restructuring charges, $16.0 million litigation settlement provision and $2.8 million lower other income. The net loss for the second quarter of 2000 was reduced by $.4 million of lower stock option compensation expense and $16.1 million of lower income tax expenses.

 Six months ended June 30, 2000 compared to six months ended June 30, 1999

   Revenues. Revenues increased $17.8 million, or 17%, to $124.3 million in the six months ended June 30, 2000, from $106.5 million for the same period in 1999. The growth in revenue is primarily due to acquisitions, expansion of services provided to existing clients, engagements with new clients, and increased selling and business development efforts. During 1999, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. Had the 1999 acquisitions been included in the results of continuing operations of the Company as of January 1, 1999, the Company's pro forma revenues would have been $118.9 million for the six months ended June 30, 1999. On a pro forma basis, revenues increased $5.4 million, or 5%, in the six months ended June 30, 2000, from $118.9 million for the same period in 1999.

   On a pro forma basis, revenues in the Company's Financial and Claims Consulting segment increased $6.1 million, or 9%, to $76.9 million in the first six months of 2000 due to expansion of services provided to existing clients, engagements with new clients, and increased selling and business development efforts. Revenues in the Energy and Water Consulting segment decreased $.7 million, or 1%, to $47.4 million.

   Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit decreased $5.3 million, or 11%, to $42.8 million for the six months ended June 30, 2000 from $48.1 million in the corresponding period in 1999. Higher revenues for the six months ended June 30, 2000 would have resulted in an $13.4 million increase in gross profit had the gross profit margin as a percentage of revenues been consistent with that in the prior year period. However, gross profit as a percentage of revenue decreased to 34% in 2000, from 45% in 1999. The decline in gross margin was due to $23.2 million of increased costs of services, partially offset by $17.8 million of higher revenues. The higher six months ended June 30, 2000 costs of services were $18.2 million of consultant salaries and benefits, which reflects lower utilization levels for the period, $3.4 million of outside contractor and other billable expenses, and $1.6 million of selling, recruiting and other non-billable expenses.

   General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, outside professional fees and all other corporate costs. General and administrative expenses for the six months ended June 30, 2000 increased $10.1 million to $31.3 million, or 25% of revenues, from $21.2 million, or 20% of revenues, in the prior corresponding period. The increase in general and administrative expenses as a percentage of revenue was primarily due to $1.5 million of higher facilities and infrastructure costs, $3.2 million of higher salary and benefit costs and $1.9 million of higher allowances for uncollectable amounts and other miscellaneous indirect costs.

   For the six months ended June 30, 2000, operating profit margins as a percentage of revenues declined for both of the Company's reportable segments. The operating profit margin in the Financial and Claims Consulting segment declined to 10% of revenues, or $7.8 million, from 24% of revenues in the prior year period, due to increased costs of services in the current period. The operating profit margin in the Energy and Water Consulting segment declined to 10% of revenues, or $4.6 million, from 24% of revenues in the prior year, due to increased costs of services.

   Amortization Expense. The excess of cost over the net assets acquired for the 1999 acquisitions included in continuing operations of approximately $32.2 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years. There was no amortization expense associated with continuing operations recorded in the first six months of 1999. Amortization would have been approximately $2.3 million for the six months ended June 30, 1999 had the 1999 acquisitions occurred as of January 1, 1999.

   Stock Option Compensation Expense. The Company recorded $.3 million for stock option compensation expense in 2000 versus $2.2 million in 1999. These amounts are attributable to 0.3 million option grants in 1999 to a total of 16 individuals, which were issued at prices below fair market value, and includes amortization of the value of certain options retained by a former employee upon separation from the Company. The amount charged to expense was calculated using the intrinsic value method for employees and the Black-Scholes option pricing model for non-employees, and approximates the aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options.

   Other Loss (Income), Net. Other loss (income), net, includes interest expense, interest income and other non-operating income and expenses. Other income (loss), net, for the six months ended June 30, 2000 decreased $3.9 million to a loss of $ 1.9 million, from $2.0 million income in the comparable quarter last year. The decrease is the result of decreased interest income, increased interest expense, and a $1.6 million charge to reflect the impairment of shareholder notes receivable.

   Income Tax (Benefit) Expense. Income tax expense decreased $18.1 million to a tax benefit of $7.5 million for the six months ended June 30, 2000, from a tax expense of $10.6 million in the prior year. The tax benefit in 2000 primarily resulted from the $16 million litigation settlement provision and the $9.3 million restructuring costs as well as lower income in 2000.

   Net (Loss) Income from Continuing Operations. Net income (loss) from continuing operations decreased $27.8 million to a net loss of $14.1 million in the six months ended June 30, 2000, from a net income of $13.7 million in the same period the previous year. The increase in revenues of $17.8 million was offset by a $23.2 million increase in cost of services resulting in a net decrease in gross profit of $5.3 million. The decrease in gross profit was further exacerbated by $10.1 million of higher general and administrative expenses, $0.9 million of higher depreciation expenses, $2.3 million of higher amortization expense, $9.3 million in restructuring charges, $16.0 million litigation settlement provision and $3.9 million lower other income. The net loss for the second quarter of 2000 was reduced by $1.9 million of lower stock option compensation expense and $18.1 million of lower income tax expenses.

Liquidity and Capital Resources

   As of June 30, 2000, the Company had $2.1 million in cash and cash equivalents and working capital of $84.7 million, including net assets of discontinued operations. The Company's primary source of liquidity has been cash provided by cash flows from operations, and equity and debt financing.

   Net cash used in operating activities was $29.0 million during the six months ended June 30, 2000. For the period, the primary uses of the cash provided by operating activities were for net compensation-related payments of $15.2 million, a reduction of other current liabilities of $8.1 million, and discontinued operations-related expenditures of $8.9 million.

   The Company has used $8.9 million for capital spending to support increases in personnel and services for the six months ended June 30, 2000. The investments to support increases in personnel and services included leasehold improvements, furniture and equipment for new leased facilities, additional computers and related equipment for information management consulting services.

   Net cash used in financing activities was $2.3 million in the six months ended June 30, 2000. Net repayments from the unsecured revolving line of credit were $4.4 million. During the six months ended June 30, 2000, the Company received $2.1 million primarily from the Company's employee stock purchase plan.

   The Company maintains an unsecured revolving line of credit with LaSalle Bank that supports up to $50.0 million of borrowings and bears interest at prime or LIBOR plus 1.0%. The line of credit expires in May 2001. The Company intends to utilize this line of credit to finance short-term working capital needs or to finance short-term cash acquisition needs.

   The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated short-term and long-term cash needs for normal operations, including commitments related to rental expenses under operating leases, possible contingent payments resulting from the purchases of Barrington, Penta and Scope, restructuring-related and other severance costs, and settlement of the securities litigation. In the event that the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of June 30, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company's primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the London Interbank Offered Rate (LIBOR) or the prime rate. If interest rates average 25 basis points higher in 2000 than they did in 1999, the Company's interest expense would increase by less than $0.1 million. This amount is determined based on the amount of short-term debt at June 30, 2000. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   Numerous purported class action lawsuits have been filed against the Company since November 1999 in the United States District Court for the Northern District of Illinois. These actions name as defendants the Company and certain former directors and former executive officers (one of whom, however, remains an employee of the Company) of the Company and are purported to be on behalf of persons who purchased shares of the Company's common stock during various periods through November 1999. The complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act of 1934, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for the Company's common stock. The plaintiffs seek a judgement awarding damages and other relief. These complaints were consolidated in February 2000. In August 2000, the Company executed a Memorandum of Understanding with the appointed lead plaintiff in this consolidated proceeding, the Policemen and Firemen Retirement System of the City of Detroit, containing the essential terms of a settlement of all the pending securities law class actions. The settlement calls for the dismissal with prejudice of the lawsuits and the provision of releases to the Company. In exchange, the Company will pay $23 million to class members, $7 million of which is anticipated to be received from one of the Company's insurers. The Company has also initiated litigation against another of its insurers seeking to recover at least $10 million under the relevant policy, and has agreed to share any proceeds from such litigation on a 50/50 basis with the class. The settlement is subject to various conditions, including the execution of a definitive written settlement agreement, various court approvals, and the resolution of certain issues with the insurer from whom the Company anticipates receiving a $7 million contribution. In the Memorandum of Understanding, the Company denies any wrongdoing and states that it is "entering into this Settlement to eliminate continued uncertainty which is damaging to the Company and its shareholders."

   Navigant International, Inc., a national travel agency headquartered in Denver, Colorado, sued the Company in July 1999 in the United States District Court for the District of Colorado claiming that the use of "Navigant" in our name infringes on their use of and rights in such name. The complaint seeks declaratory relief and an injunction against our use of "Navigant," attorneys' fees and other related relief. The parties engaged in voluntary non-binding mediation in May 2000, but were unsuccessful in resolving the litigation. The current schedule calls for a trial date in January 2001. The Company believes it has meritorious defenses and intends to vigorously defend this action.

   In addition, from time to time, we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

      (27) Financial Data Schedule

    (b) Reports on Form 8-K.

   On May 23, 2000, the Company filed a Current Report on Form 8-K in which the Company filed as an exhibit the Company's press release announcing a new top management team and that the Company is considering strategic alternatives and retained Lehman Brothers as an exclusive financial advisor.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Navigant Consulting, Inc.

                                                  /s/ William M. Goodyear
                                          By: _________________________________
                                                    William M. Goodyear
                                               Chairman and Chief Executive
                                                          Officer

                                                     /s/ Ben W. Perks
                                          By: _________________________________
                                                       Ben W. Perks
                                             Executive Vice President andChief
                                                     Financial Officer

Date: August 14, 2000