Form 10-Q
period 2000-09-30
NAVIGANT CONSULTING INC
filed 2000-11-14
CIK 1019737

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

               For the quarterly period ended September 30, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of November 14, 2000, 39.8 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NAVIGANT CONSULTING, INC.

                        PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements............................................   3
  Notes to Unaudited Consolidated Financial Statements....................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  14
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  17

PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  19
  Item 6. Exhibits and Reports on Form 8-K................................  19
SIGNATURES................................................................  20

                           NAVIGANT CONSLUTING, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      September 30, December 31,
                                                         2000          1999
                                                      ------------- ------------
                                                       (Unaudited)   (Audited)
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents............................. $  34,798    $ 42,345
  Accounts receivable, net..............................    68,380     116,100
  Prepaid expense and other current assets..............     5,233       7,364
  Notes receivable (Note 6).............................     8,000         --
  Income taxes receivable.................................   4,041       8,211
  Deferred income taxes.................................       --        2,385
  Net assets of discontinued operations (Note 6)........     4,249         --
                                                         ---------    --------
    Total current assets................................   124,701     176,405
  Property and equipment, net...........................    20,835      33,763
  Intangible assets, net................................    26,633     202,096
  Deferred income taxes.................................     4,195         --
  Other assets..........................................     1,252       2,412
                                                         ---------    --------
    Total assets                                         $ 177,616    $414,676
                                                         =========    ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Short-term debt....................................... $   8,950    $ 10,000
  Accounts payable and accrued liabilities..............    13,361      20,709
  Accrued compensation and project costs................    18,775      58,425
  Deferred income taxes.................................       461         --
  Other current liabilities.............................     5,610      19,673
                                                         ---------    --------
    Total current liabilities...........................    47,157     108,807
Deferred income taxes...................................       --          725
Other non-current liabilities...........................     5,732       4,475
                                                         ---------    --------
    Total liabilities...................................    52,889     114,007
Stockholders' equity:
  Common stock..........................................        43          43
  Additional paid-in capital............................   343,256     340,528
  Treasury stock........................................   (52,811)    (52,811)
  Notes receivable from stockholders....................      (816)     (2,583)
  Retained earnings (Accumulated deficit)...............  (164,557)     15,650
  Accumulated other comprehensive loss..................      (388)       (158)
                                                         ---------    --------
    Total stockholders' equity..........................   124,727     300,669
                                                         ---------    --------
    Total liabilities and stockholders' equity.......... $ 177,616    $414,676
                                                         =========    ========

     See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            Three months ended
                                                              September 30,
                                                            --------------------
                                                              2000       1999
                                                            ---------  ---------
Revenues..................................................  $  61,259  $ 54,956
  Cost of services (excluding value sharing retention
   expense)...............................................     38,760    29,917
  Value sharing retention expense (Note 11)...............      1,559       --
                                                            ---------  --------
Gross profits.............................................     20,940    25,039
  General and administrative expenses.....................     14,843    10,054
  Value sharing retention expense (Note 11)...............        117       --
  Depreciation expense....................................      1,653     1,296
  Amortization expense....................................      1,222       --
  Restructuring costs (credits) (Note 5)..................        944      (881)
  Litigation settlement provision (Note 7)................        500       --
  Stock option compensation expense.......................        102     1,064
                                                            ---------  --------
Operating income from continuing operations...............      1,559    13,506
  Other income (loss), net................................       (240)    1,054
                                                            ---------  --------
Income from continuing operations before income taxes.....      1,319    14,560
  Income tax expense......................................      1,087     6,166
                                                            ---------  --------
    Net income from continuing operations.................        232     8,394
                                                            ---------  --------
Loss from discontinued operations, net of income tax (Note
 6).......................................................        --       (533)
Loss on disposition of discontinued operations, net of
 income tax (Note 6)......................................    (10,264)      --
                                                            ---------  --------
      Net income (loss)...................................   $(10,032) $  7,861
                                                            =========  ========
Net income from continuing operations per common share:
  Net income per basic share..............................  $    0.01  $   0.20
  Net income per diluted share............................  $    0.01  $   0.19
Net income (loss) per common share:
  Net income (loss) per basic share.......................  $   (0.24) $   0.18
  Net income (loss) per diluted share.....................  $   (0.24) $   0.17
Shares used in computing net income (loss) per basic
 share....................................................     41,348    42,665
Shares used in computing net income (loss) per diluted
 share....................................................     41,348    45,357
Other comprehensive income (loss):
  Foreign currency translation adjustment.................  $    (107) $    (27)
  Comprehensive income (loss).............................   $(10,139) $  7,834

     See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                           Nine months ended
                                                             September 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Revenues.................................................. $ 185,566  $161,436
  Cost of services (excluding value sharing retention
   expense)...............................................   120,252    88,256
  Value sharing retention expense (Note 11)...............     1,559       --
                                                           ---------  --------
Gross profits.............................................    63,755    73,180
  General and administrative expenses.....................    46,164    31,205
  Value sharing retention expense (Note 11)...............       117       --
  Depreciation expense....................................     4,997     3,777
  Amortization expense....................................     3,482       --
  Restructuring costs (credits) (Note 5)..................    10,229      (881)
  Litigation settlement provision (Note 7)................    16,500       --
  Stock option compensation expense.......................       423     3,294
                                                           ---------  --------
Operating (loss) income from continuing operations........   (18,157)   35,785
  Other income (loss), net................................    (2,128)    3,021
                                                           ---------  --------
Income (loss) from continuing operations before income
 taxes....................................................   (20,285)   38,806
  Income tax (benefit) expense............................    (6,452)   16,745
                                                           ---------  --------
    Net income (loss) from continuing operations..........   (13,833)   22,061
                                                           ---------  --------
Income (loss) from discontinued operations, net of income
 tax (Note 6).............................................   (10,193)    1,163
Loss on disposition of discontinued operations, net of
 income tax (Note 6)......................................  (156,181)      --
                                                           ---------  --------
      Net income (loss)................................... $(180,207) $ 23,224
                                                           =========  ========
Net income (loss) from continuing operations per common
 share:
  Net income (loss) per basic share....................... $   (0.34) $   0.52
  Net income (loss) per diluted share..................... $   (0.34) $   0.51
Net income (loss) per common share:
  Net income (loss) per basic share....................... $   (4.37) $   0.55
  Net income (loss) per diluted share..................... $   (4.37) $   0.53
Shares used in computing net income (loss) per basic
 share....................................................    41,244    42,582
Shares used in computing net income (loss) per diluted
 share....................................................    41,244    43,550
Other comprehensive income (loss):
  Foreign currency translation adjustment................. $    (230) $    (35)
  Comprehensive income (loss)............................. $(180,437) $ 23,189


     See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                           Nine months ended
                                                             September 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Cash flows from operating activities:
  Net income (loss)....................................... $(180,207) $ 23,224
  Adjustments to reconcile net income (loss) to net cash
   provided by continuing activities, net of acquisitions
   and dispositions:
    Loss from discontinued operations.....................    10,193       --
    Loss on disposition of discontinued operations........   156,181       --
    Depreciation expense..................................     4,997     6,191
    Amortization expense..................................     3,482    16,460
    Impairment of stockholders' notes.....................     1,737       --
    Stock option compensation expense.....................       424     3,294
    Deferred income taxes.................................    (3,868)   (4,380)
    Other, net............................................      (352)      --
Changes in assets and liabilities:
  Accounts receivable.....................................      (211)  (12,977)
  Prepaid expenses and other current assets...............    (1,263)      786
  Accounts payable and accrued liabilities................    (5,965)   (6,289)
  Accrued compensation and project costs..................   (10,043)  (14,604)
  Income taxes receivable.................................     4,171     1,807
  Other current liabilities...............................   (10,914)     (700)
                                                           ---------  --------
Net cash provided by (used in) operating activities of:
  Continuing operations...................................   (31,638)   12,812
  Discontinued operations.................................   (15,225)      --
                                                           ---------  --------
    Net cash provided by (used in) operating activities...   (46,863)   12,812
                                                           ---------  --------
Cash flows from investing activities:
  Purchase of property and equipment......................    (6,455)  (12,065)
  Acquisition of businesses, net of cash acquired.........       --    (29,810)
  Divestitures of businesses, net of cash.................    46,527       --
  Other, net..............................................      (822)      389
                                                           ---------  --------
Net cash provided by (used in) investing activities of:
  Continuing operations...................................    39,250   (41,486)
  Discontinued operations.................................    (1,217)      --
                                                           ---------  --------
    Net cash provided by (used in) investing activities...    38,033   (41,486)
                                                           ---------  --------
Cash flows from financing activities:
  Issuance of common stock................................     2,333    19,481
  Stock repurchases, net of obligations for deferred
   settlements............................................       --     (5,128)
  Issuance of notes receivable from stockholders..........       --    (20,550)
  Payment of short-term debt..............................    (1,050)   (1,466)
                                                           ---------  --------
Net cash provided by (used in) financing activities--
 continuing operations                                         1,283    (7,663)
                                                           ---------  --------
Net decrease in cash and cash equivalents.................    (7,547)  (36,337)
Cash and cash equivalents at beginning of the period......    42,345   119,704
                                                           ---------  --------
Cash and cash equivalents at end of the period............ $  34,798  $ 83,367
                                                           =========  ========

     See accompanying notes to unaudited consolidated financial statements.

                           NAVIGANT CONSULTING, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc., formerly The Metzler Group, Inc. (the "Company"), have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of results of operations for these interim periods.

   The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

   These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 29, 2000, and as subsequently amended.

Note 2. Business Combinations

   During 1999, the Company completed eleven acquisitions (collectively, the "1999 Acquisitions") in exchange for Company stock and cash having an aggregate value of $235.7 million (valued at the time of acquisition). On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc., and Dowling Associates, Inc. in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of PENTA Advisory Services LLC (PENTA), and the stock of Scope International, Inc. (Scope), for a total cash purchase price of $15.1 million. The purchase agreements for PENTA and Scope also provide for additional payments, payable in cash or Company common stock, over the next two to five years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill. On October 1, 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International Consulting OY, and Brooks International SPRL, for an aggregate cash purchase price of $3.3 million. On November 1, 1999, the Company completed the acquisition of the stock of The Barrington Consulting Group, Inc. (Barrington) in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The purchase agreement for Barrington also provides for additional cash payments of up to $7.7 million in the aggregate, which are contingent on continued employment by the Company of certain Barrington stockholders and are payable in cash in two annual installments. The contingent payments are charged to expense ratably over the period of employment. The Company's cost of services for the three quarters of 2000 included $1.6 million of compensation expense in each quarter related to this employment-related contingency. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash paid at closing and total deferred cash payments of $0.8 million, payable in quarterly installments starting on the anniversary of the closing date. There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

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

   As discussed further in Note 6, the Company committed to the disposition of certain businesses that management has determined should be discontinued. Discontinued operations include the following 1999 Acquisitions discussed above: Strategic Decisions Group, Triad International, GeoData Solutions, Dowling Associates, Brooks International AB, Brooks International Consulting OY and Brooks International SPRL and Glaze Creek. The remaining 1999 Acquisitions, Barrington, PENTA and Scope are included in continuing operations.

   The following unaudited pro forma financial information presents the combined results of continuing operations as if the acquisitions of Barrington, PENTA and Scope had occurred as of January 1, 1999, after giving effect to certain adjustments. The adjustments include the amortization of goodwill and other intangibles, acquisition-related compensation, and a reduction in interest income and related income tax effects. The pro forma information is for informational purposes only. The information presented does not necessarily reflect the results of continuing operations that would have occurred had the acquisitions been completed as of January 1, 1999, nor are they indicative of future results.

                                          Three months ended Nine months ended
                                          September 30, 1999 September 30, 1999
                                          ------------------ ------------------
                                          (In thousands, except per share data)
      Revenues...........................      $62,059            $180,945
      Net income from continuing
       operations........................      $ 6,255            $ 15,830
      Net income from continuing
       operations per diluted share......      $   .14            $    .36

Note 3. Accounts Receivable

   The components of accounts receivable were as follows:

                                                            Sept.
                                                             30,    December 31,
                                                            2000        1999
                                                           -------  ------------
                                                              (In thousands)
      Billed amounts...................................... $46,594    $ 86,849
      Engagements in process..............................  29,988      45,581
      Allowance for uncollectible accounts................  (8,202)    (16,330)
                                                           -------    --------
                                                           $68,380    $116,100
                                                           =======    ========

   Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to clients. Billings are generally done on a monthly basis for the prior month's services.

Note 4. Segment Information

   Beginning January 1, 2000, the Company adopted a management reporting structure with five operating divisions which represent three reportable segments: Financial and Claims Consulting, Economics and Policy Consulting, Energy and Water Consulting, Strategic Consulting and IT Solutions. (The latter three operating divisions were combined as one reportable segment in the unaudited quarterly financial statement notes for March 31, 2000). As discussed further in Note 6, the Company has committed to disposition of three of these operating divisions (Economics and Policy-LECG, Strategic Consulting and IT Solutions) and, accordingly, amounts in the financial statements and related notes have been restated to reflect discontinued operations accounting for these divisions. Operating results from continuing operations for the three and nine months ended September 30, 1999 have been restated to reflect the Financial and Claims and Energy and Water reportable segments.

   The Financial and Claims segment provides information management, technology services, damages analysis, business and property valuation, regulatory compliance, process operations management and litigation support services. The Energy and Water segment provides management consulting services to clients in the utility and energy industries.

   The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between periods. All intercompany transactions between segments have been eliminated. Information on the Company's operations for the three and nine months ended September 30, 2000 and 1999 is summarized as follows:

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       -------------------  ------------------
                                         2000      1999       2000      1999
                                       --------- ---------  --------- --------
                                         (IN THOUSANDS)       (IN THOUSANDS)
Revenues:
  Financial and Claims Consulting..... $  38,983 $  31,064   $115,925 $ 89,438
  Energy and Water Consulting             22,276    23,892     69,641   71,998
                                       --------- ---------  --------- --------
    Combined segment revenues.........   $61,259   $54,956   $185,566 $161,436
                                       ========= =========  ========= ========
Operating profit:
  Financial and Claims Consulting..... $   4,850 $   8,682  $  15,741 $ 22,903
  Energy and Water Consulting.........     3,765     5,945      8,353   17,719
                                       --------- ---------  --------- --------
    Combined segment operating profit.   $ 8,615 $  14,627  $  24,094 $ 40,622
                                       --------- ---------  --------- --------

OPERATING PROFIT AND INCOME STATEMENT RECONCILIATION:

Unallocated:
  Corporate general and administrative
   expenses previously allocable to
   discontinued operations............ $       0 $     938  $   2,537 $  2,424
  Other non-recurring corporate ex-
   penses.............................     1,050         0      2,717        0
  Acquisition related compensation ex-
   pense..............................     1,562         0      4,687        0
  Value sharing retention expense.....     1,676         0      1,676        0
  Amortization expense................     1,222         0      3,482        0
  Restructuring costs.................       944      (881)    10,229     (881)
  Litigation settlement provision.....       500         0     16,500        0
  Stock option compensation expense...       102     1,064        423    3,294
  Other expense (income)..............       240    (1,054)     2,128   (3,021)
                                       --------- ---------  --------- --------
    Sub-total.........................     7,296        67     44,379    1,816
                                       --------- ---------  --------- --------
Income (loss) from continuing opera-
 tions before income tax expense...... $   1,319 $  14,560  $(20,285) $ 38,806
                                       ========= =========  ========= ========

   Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating divisions generally on the basis of consulting fee revenue. The Company incurred $1.1 million and $2.7 million of non-recurring legal and infrastructure-related computer costs in the three months and nine months ended September 30, 2000, respectively, which were not allocated to any operating divisions. The Company expects to significantly reduce and eliminate other non-recurring corporate expenses in future periods.

   The following unaudited pro forma financial information presents the combined revenues and operating profits for each segment as if the 1999 Acquisitions included in continuing operations had occurred as of January 1, 1999. Accordingly, the Financial and Claims Consulting segment includes Barrington, PENTA, and Scope.

                                           Three months ended Nine months ended
                                             Sept. 30, 1999    Sept. 30, 1999
                                           ------------------ -----------------
                                             (In thousands)    (In thousands)
      Revenues:
        Financial and Claims Consulting         $38,166           $108,947
        Energy and Water Consulting.......       23,893             71,998
                                                -------           --------
          Combined pro forma revenues.....      $62,059           $180,945
                                                =======           ========
      Operating Profit:
        Financial and Claims Consulting...      $10,010           $ 27,577
        Energy and Water Consulting.......        5,945             17,719
                                                -------           --------
          Combined pro forma segment
           operating profit...............      $15,955           $ 45,296
                                                =======           ========

Note 5. Restructuring Costs

   In May 2000, the Company retained outside financial advisors and announced a managerial reorganization to complete plans to discontinue and dispose of certain operations, and to restructure the remaining operating businesses. In the nine months ended September 30, 2000, the Company recorded a restructuring charge of $10.2 million. As part of this plan, the Company dissolved the Office of the Chief Executive, which included three officers. In addition, the Company offered involuntary severance packages to 133 consulting and administrative employees in its continuing operations. The Company recognized $1.9 million in severance-related costs associated with these reductions in force. The Company increased previously recorded restructuring charges by $2.5 million associated with facility closings and space reductions in its continuing operations units. The Company also incurred costs associated with workforce reductions and facility closures and space reductions in its discontinued operations.

   The restructuring charges were determined based on formal plans approved by the Company's management. The amounts the Company may ultimately incur may change as the balance of the Company's restructuring plan is executed. The activity affecting the accrual for restructuring costs, which is included in accrued liabilities, for the nine months ended September 30, 2000 is as follows:

                                 Facilities Workforce
                                   costs    reductions  Total
                                 ---------- ---------- -------
                                        (In thousands)
      Balance at December 31,
       1999.....................   $2,824    $   536   $ 3,360
        Charges to operations...    2,459      7,770    10,229
        Utilized................   (1,245)    (2,820)   (4,065)
        Reclassified to
         discontinued
         operations.............   (1,312)       --     (1,312)
                                   ------    -------   -------
      Balance at September 30,
       2000.....................   $2,726    $ 5,486   $ 8,212
                                   ======    =======   =======

Note 6. Discontinued Operations

   In May 2000, the Company developed plans and identified operating divisions and other entities for disposition, and implemented plans to restructure the remaining operating units. The Company's executive management committed to the disposition of the following businesses: Economics & Policy (LECG), Strategic Consulting and IT Solutions.

Economics & Policy

   The Company has completed the sale of LECG to a team of senior LECG professionals in a management buy-out for $45 million, principally in cash and notes receivable, on September 29, 2000. The agreement provides for other consideration, including a $5 million contingent-deferred purchase price payment. No value was given to contingent deferred payments when calculating the loss on disposition. This deferred purchase price payment is based the retention of certain employee retention on, or prior to, the first anniversary of the closing date.

Strategic Consulting

   In October 2000, the Company completed a nontaxable exchange of SDG stock for Navigant Consulting stock of approximately $6.2 million. In addition, the Company received $16.0 million in cash related to this transaction.

   The Company has shut down the operations of Triad International through employee terminations and has sold certain Triad International assets to the remaining employees, including client engagements in process. The purchasers also assumed certain liabilities in connection with this disposition, which was completed in June 2000. In consideration for the sale, the Company is entitled to $2.5 million in contingent-deferred payments. No value was given to the contingent deferred payments when calculating the loss on disposition.

   The Company is attempting to sell to either management or various interested third parties the operations of Brooks International AB, Brooks International Consulting OY and Brooks International SPRL, and expects this process to be completed during the fourth quarter 2000.

IT Solutions

   In July 2000, the Company sold GeoData Solutions for $9 million cash, and retained all accounts receivable, which had a net realizable value of approximately $4.1 million at July 1, 2000. The Company shut down the operations of SSC and Dowling Associates during the third quarter of 2000.

   The Economics & Policy, Strategic Consulting and IT Solutions operating segments are accounted for as discontinued operations and, accordingly, amounts in the financial statements and related notes have been restated to reflect discontinued operations accounting. Summarized results of discontinued businesses are shown separately as discontinued operations in the accompanying consolidated financial statements. The investment in discontinued operations consists primarily of expected net proceeds from actual and pending sales as of September 30, 2000, as well as receivables and fixed assets of other dispositions, net of liabilities, including provisions for severance, facilities and other shutdown expenses.

   Certain information with respect to discontinued operations is summarized as follows:

                                              Three months       Nine months
                                             ended Sept. 30,   ended Sept. 30,
                                             ----------------  -----------------
                                              2000     1999      2000     1999
                                             -------  -------  --------  -------
                                             (In thousands)     (In thousands)
Revenues:
  LECG.....................................  $17,626  $19,042  $ 60,029  $58,803
  SDG......................................    7,895   19,145    34,029   49,866
  Other....................................      920   14,308    16,485   26,465
                                             -------  -------  --------  -------
Total revenues.............................   26,441   52,495   110,543  135,134
Income (loss) from discontinued operations.   (2,420)   3,611   (12,679)  12,934
Income tax expense (benefit)...............     (968)   4,144      (983)  11,771
                                             -------  -------  --------  -------
    Net income (loss)......................  $(1,452) $  (533) $(11,696) $ 1,163
                                             =======  =======  ========  =======

   Results of discontinued operations for the three and nine months ended September 30, 2000 only includes amortization of associated intangible assets through the measurement date of April 30, 2000. The above results include $1.5 million of net loss (excludes amortization expenses) for the period May 1, 2000 through September 30, 2000. These results are included in the calculation of the loss on disposition of discontinued operations. Additional after tax costs of $10.3 million were recorded in the third quarter of 2000 primarily due to revised estimates of expected discontinued business proceeds.

   The loss on disposition for the nine months ended September 30, 2000 includes the following (in thousands):

      Book value of net assets in excess of anticipated proceeds, including intangible assets of $162,346....................... $136,742
      Net pre-tax loss on discontinued operations for the period May
       1, 2000 through the expected disposition dates................    2,470
      Expenses associated with asset disposals (including $7,019 in
       severance-related expenses)...................................    9,511
                                                                      --------
      Pre-tax loss on disposition....................................  148,723
      Income tax provision...........................................    7,458
                                                                      --------
      Loss on disposition............................................ $156,181
                                                                      ========

Note 7. Litigation Settlement Provision

   In August 2000, the Company announced it had executed a Memorandum of Understanding containing the essential terms of a settlement for the consolidated securities-related class actions lawsuits that were originally filed against the Company and certain former directors and officers in November 1999. See further discussion under Item 1, Legal Proceedings. Accordingly, the Company has included a provision of $16.5 million for its share of the settlement amount in its consolidated statement of operations. Under the final settlement agreement subject to court approval, the Company has contributed $16.5 million into escrow pending such approval, and Genesis Insurance Company, one of its insurers, ("Genesis") has contributed $6.5 million under an agreement reached with the Company which is also subject to certain conditions. The Company is seeking to recover from Genesis an additional $.5 million as reimbursement for certain attorneys fees. The Company is seeking to recover additional funds under a policy issued by a second insurer, and it has agreed to share any such recovery with the class on a 50/50 basis net of costs. The Company has not recorded any expected reimbursement or recovery of such fees or funds.

Note 8. Stock Option Exchange

   In July 2000, the Company completed an employee stock option exchange that had been offered to all current employees, other than executive management, for employee retention purposes. Employees tendered 6.4 million options, with an average exercise price of approximately $28 per share. These employees were granted 2.7 million options in exchange for the tendered options. The number of exchanged options granted each employee was based on, among other factors, a formula that considered the exercise prices of the tendered options. The new options have an exercise price of $5.9375, which was $1.00 above the market price as of the tender offer date in June 2000. The new options will vest 10% each quarter beginning March 31, 2001.

Note 9. Basic and Diluted Shares

   The components of basic and diluted shares were as follows:

                                                     Three months   Nine months
                                                         ended         ended
                                                     September 30, September 30,
                                                     ------------- -------------
                                                      2000   1999   2000   1999
                                                     ------ ------ ------ ------
                                                          (In           (In
                                                      thousands)    thousands)
Weighted average shares outstanding................. 41,348 42,665 41,244 42,582
Employee stock options..............................      0  2,692      0    968
                                                     ------ ------ ------ ------
Diluted shares...................................... 41,348 45,357 41,244 43,550
                                                     ====== ====== ====== ======

   For the three and nine months ended September 30, 2000, the weighted average effect of employee stock options was less than .1 million. However, the Company incurred a loss for these periods and inclusion of these common stock equivalents in the diluted shares would be anti-dilutive.

Note 10. Supplemental Cash Flow Information

   Total interest paid during the nine months ended September 30, 2000 and 1999 were $.6 million and $.2 million, respectively. Total income taxes paid during the nine months ended September 30, 2000 and 1999 were $5.6 million and $27.2 million, respectively.

   With respect to the short-term debt reflected on the September 30, 2000 balance sheet, the Company repaid said debt of $8.9 million on October 2, 2000, the first business day after receipts of the cash proceed from the LECG transaction.

   In September 2000, the Company received a $8 million note receivable as part of the exchange for the LECG divestiture.

   During the first quarter of 1999 the Company issued 4.2 million shares of common stock (valued at the time at approximately $181.0 million) for substantially all of the outstanding common stock of four companies acquired in transactions accounted for by the purchase method of accounting. See also
Note 2, "Business Combinations".

Note 11. Value Sharing Retention Program

   During the third quarter of 2000, the Company adopted a comprehensive monetary and equity incentive program to retain senior level employees. Approximately 30% of the employee population is covered under this program. The incentives include approximately $20.4 million in cash, 2.1 million restricted shares and 5.3 million options at an exercise price of $3.94.

   The cash and equity incentives are designed to vest in stages over a 4 1/2 year period. The cash incentives vest over a 12-month period commencing on September 1, 2000 and will be paid in four equal installments beginning December 1, 2000 and continuing every three months to September 1, 2001. The restricted stock grants vest 33% per year beginning September 2001, and the option grants vest 10% on the date of grant and 5% per quarter thereafter through March 2004.

   The Company obtained new non-compete covenants and extensions of current non-compete covenants for the majority of the participants under this incentive retention program.

   As of September 30, 2000, the Company had 8.7 million options outstanding with an average exercise price of $7.06 per share.

Note 12. Treasury Stock Repurchases

   In October 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 5 million shares, approximately 13%, of the Company's outstanding shares. The Company has not yet purchased any shares pursuant to this authorization.

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

Results of Continuing Operations

   Three months ended September 30, 2000 compared to three months ended September 30, 1999

   Revenues. Revenues increased $6.3 million, or 11.5%, to $61.3 million in the three months ended September 30, 2000, from $55.0 million for the same period in 1999. The growth in revenues is primarily due to acquisitions. During 1999, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. Had the 1999 acquisitions been included in the results of continuing operations of the Company as of January 1, 1999, the Company's pro forma revenues would have been $62.1 million for the quarter ended September 30, 1999. On a pro forma basis, revenues decreased $.8 million, or 1.2%, in the three months ended September 30, 2000 from $62.1 million for the same period in 1999.

   On a pro forma basis, revenues in the Company's Financial and Claims consulting segment increased $.8 million, or 2%, from $38.2 million to $39.0 million in the third quarter of 2000 due to increased billing rates. Revenues in the Energy and Water consulting segment decreased $1.6 million, or 7%, from $23.9 million to $22.3 million due to reduction of staffing.

   Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit decreased $4.1 million, or 16.4%, to $20.9 million in the third quarter of 2000 from $25.0 million in the corresponding period in 1999. The change in the gross profit as a percentage of revenue was a decrease to 34% in 2000, from 46% in 1999. The decline in gross margin was due to $10.4 million of increased costs of services, partially offset by $6.3 million of higher revenues. The higher third quarter 2000 costs of services were primarily due to $8.2 million of consultant salaries and benefits, $1.6 million of acquisition related compensation of a 1999 Acquisition (Note 2), and $2.8 million of performance and retention incentives.

   General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, outside professional fees and all other corporate costs. General and administrative expenses for the three months ended September 30, 2000 increased $4.8 million to $14.8 million, or 24% of revenues, from $10.0 million, or 18% of revenues, in the prior corresponding period. The increase in general and administrative expenses as a percentage of revenue was primarily due to $1.7 million of higher bad debt expenses, $1.5 million of higher salary, benefit and retention incentive costs, and $0.5 of higher legal expense.

   For the quarter ended September 30, 2000, operating profit margins as a percentage of revenues declined for both of the Company's reportable segments. The operating profit margin in the Financial and Claims

Consulting segment declined to 12% of revenues, or $4.9 million, from 28% of revenues in the prior year period, due to increased cost and lower utilization levels in the current period. The operating profit margin in the Energy and Water Consulting segment declined to 17% of revenues, or $3.8 million, from 25% of revenues in the prior year, due to increased costs.

   Amortization Expense. The excess of cost over the net assets acquired for the 1999 acquisitions included in continuing operations of approximately $32.2 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years. There was no amortization expense associated with continuing operations recorded in the third quarter of 1999. Amortization would have been approximately $1.1 million for the third quarter of 1999 had the 1999 acquisitions occurred as of January 1, 1999.

   Stock Option Compensation Expense. The Company recorded $.1 million for stock option compensation expense for the three months ended September 30, 2000 versus $1.1 million for the same period in 1999.

   Other Income (Loss), Net. Other income (loss), net, includes interest expense, interest income and other non-operating income and expenses. Other income, net, for the third quarter of 2000 decreased $1.3 million to a $.2 million loss from $1.1 million income in the comparable quarter last year. The decrease is primarily due to decreased interest income as the average daily cash balance for the third quarter of 2000 was significantly lower than the comparable quarter last year.

   Income Tax Expense (Benefit). Income tax expense decreased $5.1 million to $1.1 million for the three months ended September 30, 2000 from $6.2 million in the prior year quarter. The high income tax rate of 82% in 2000 is primarily due to the non-deductible amortization expense. The decrease in income tax expense in 2000 primarily resulted from the decrease in pre-tax income in 2000.

   Net Income from Continuing Operations. Net income from continuing operations decreased $8.2 million, to net income of $.2 million in the three months ended September 30, 2000, from net income of $8.4 million in the same period the previous year. The increase in revenues of $6.3 million was offset by a $10.4 million increase in cost of services resulting in a net decrease in gross profit of $4.1 million. The decrease in gross profit was further exacerbated by $4.8 million of higher general and administrative expenses, $.4 million of higher depreciation expense, $1.2 million in amortization expenses, $1.8 million in restructuring charges, $.5 million litigation settlement provision and $1.3 million lower other income. The net income for the third quarter of 2000 was increased by $1.1 million of lower stock option compensation expense and $5.1 million of lower income tax expenses.

   Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

   Revenues. Revenues increased $24.1 million, or 15%, to $185.6 million in the nine months ended September 30, 2000, from $161.4 million for the same period in 1999. The growth in revenue is primarily due to acquisitions, expansion of services provided to existing clients, engagements with new clients, and increased selling and business development efforts. During 1999, the Company made acquisitions consistent with its strategy of acquiring consulting companies that provide complementary services or broaden the Company's geographic presence. Had the 1999 acquisitions been included in the results of continuing operations of the Company as of January 1, 1999, the Company's pro forma revenues would have been $180.9 million for the nine months ended September 30, 1999. On a pro forma basis, revenues increased $4.7 million, or 3%, in the nine months ended September 30, 2000, from $180.9 million for the same period in 1999.

   On a pro forma basis, revenues in the Company's Financial and Claims consulting segment increased $7.0 million, or 6%, to $115.9 million in the first nine months of 2000 due to expansion of services provided to existing clients, engagements with new clients, and increased billing rates. Revenues in the Energy and Water consulting segment decreased $2.4 million, or 3%, to $69.6 million.

   Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant salaries, benefits and travel-related direct project expenses. Gross profit decreased $9.4 million, or 13%, to $63.8 million for the nine months ended September 30, 2000 from $73.2 million in the corresponding period in 1999. However, gross profit as a percentage of revenue decreased to 34% in 2000, from 45% in 1999. The decline in gross margin was due to $33.6 million of increased costs of services, partially offset by $24.1 million of higher revenues. The higher nine months ended September 30, 2000 costs of services were primarily due to $23.0 million of consultant salaries and benefits, $4.7 million of acquisition related compensation of a 1999 Acquisition (Note 2), $6.2 million of performance and retention incentives (Note 11), and $3.1 million in selling, recruiting and other non-billable expenses.

   General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and support personnel, facilities costs, training, outside professional fees and all other corporate costs. General and administrative expenses for the nine months ended September 30, 2000 increased $15.1 million to $46.3 million, or 25% of revenues, from $31.2 million, or 19% of revenues, in the prior corresponding period. General and administrative expenses, as a percentage of revenue, increased 6% which was primarily due to $2.9 million of higher facilities and infrastructure costs, $6.0 million of higher salary and benefit costs and $2.0 million of higher bad debt expense, and $2.7 of higher legal cost.

   For the nine months ended September 30, 2000, operating profit margins as a percentage of revenues declined for both of the Company's reportable segments. The operating profit margin in the Financial and Claims Consulting segment declined to 14% of revenues, or $15.7 million, from 25% of revenues in the prior year period, due to increased costs of services in the current period. The operating profit margin in the Energy and Water Consulting segment declined to 12% of revenues, or $8.4 million, from 25% of revenues in the prior year, due to increased costs of services.

   Amortization Expense. The excess of cost over the net assets acquired for the 1999 acquisitions included in continuing operations of approximately $32.2 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years. There was no amortization expense associated with continuing operations recorded in the first nine months of 1999. Amortization would have been approximately $3.5 million for the nine months ended September 30, 1999 had the 1999 acquisitions occurred as of January 1, 1999.

   Stock Option Compensation Expense. The Company recorded $.4 million for stock option compensation expense in 2000 versus $3.3 million in 1999.

   Other Income (Loss), Net. Other income (loss), net, includes interest expense, interest income and other non-operating income and expenses. Other income (loss), net, for the nine months ended September 30, 2000 decreased $5.1 million to a loss of $ 2.1 million, from $3.0 million income in the comparable nine month period last year. The decrease is the result of decreased interest income, increased interest expense, and a $1.7 million charge to reflect the impairment of stockholders' notes receivable.

   Income Tax Expense (Benefit). Income tax expense decreased $23.2 million to a tax benefit of $6.5 million for the nine months ended September 30, 2000, from a tax expense of $16.7 million in the prior year. The tax benefit in 2000 primarily resulted from the $16.5 million litigation settlement provision and the $10.2 million restructuring costs as well as lower income in 2000.

   Net Income (Loss) from Continuing Operations. Net income (loss) from continuing operations decreased $35.9 million to a net loss of $13.8 million in the nine months ended September 30, 2000, from a net income of $22.1 million in the same period the previous year. The increase in revenues of $24.1 million was offset by a $33.5 million increase in cost of services resulting in a net decrease in gross profit of $9.4 million. The decrease in gross profit was further effected by $15.1 million of higher general and administrative expenses (excluding depreciation), $1.2 million of higher depreciation expenses, $3.5 million of higher amortization expense, $11.1 million in restructuring costs, $16.5 million litigation settlement provision and $5.1 million lower other income. The net loss for the nine months ended September 30, 2000 was reduced by $2.9 million of lower stock option compensation expense and $23.2 million of lower income tax expenses.

Liquidity and Capital Resources

   As of September 30, 2000, the Company had $34.8 million in cash and cash equivalents and working capital of $77.5 million, including net assets of discontinued operations. The Company's primary source of liquidity has been cash provided by cash flows from operations and cash proceeds from divestitures.

   Net cash used in operating activities was $46.9 million during the nine months ended September 30, 2000. For the period, the primary uses of the cash provided by operating activities were for net compensation-related payments of $10 million, a reduction of other current liabilities of $10.9 million, and discontinued operations-related operating activities of $15.2 million.

   Net cash provided by investing activities was $38 million. Net cash proceeds from divestitures, net of notes receivable, was $46.5 million. The Company has used $6.5 million for capital spending to support increases in personnel and services for the nine months ended September 30, 2000. The investments to support increases in personnel and services included leasehold improvements, furniture and equipment for new leased facilities, additional computers and related equipment for information management consulting services.

   Net cash used in financing activities was $1.3 million in the nine months ended September 30, 2000. Net repayments from the unsecured revolving line of credit were $1.0 million. During the nine months ended September 30, 2000, the Company received $2.3 million primarily from the Company's employee stock purchase plan.

   The Company maintains an unsecured revolving line of credit with LaSalle Bank that supports up to $50.0 million of borrowings and bears interest at prime or LIBOR plus 1.0%. The line of credit expires on May 31, 2001. The Company intends to utilize this line of credit to finance short-term cash acquisition needs or to repurchase its common stock.

   The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated short-term and long-term cash needs for normal operations, including commitments related to rental expenses under operating leases, possible contingent payments resulting from the purchases of Barrington, PENTA, and Scope, restructuring-related and other severance costs, and settlement of the securities litigation. In the event that the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of September 30, 2000.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured in fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001; however, the Company does not believe that the adoption will have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of September 30, 2000, the Company's investments were primarily limited to fully collateralized, A+ or better rated securities with maturity dates of

49 days or less. If interest rates average 25 basis points less in fiscal year 2000 than they did in 1999, the Company's interest income would be decreased by less than $0.1 million. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at September 30, 2000. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the London Interbank Offered Rate (LIBOR) or the prime rate. If interest rates average 25 basis points higher in 2000 than they did in 1999, the Company's interest expense would increase by less than $0.1 million. This amount is determined based on the amount of short-term debt at September 30, 2000. The Company does not currently have any long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   As previously disclosed, in August 2000 the Company agreed with the appointed lead plaintiff, the Policemen and Firemen Retirement System of the City of Detroit, to settle for $23 million the 21 consolidated securities law class actions then pending before Judge Castillo in the Northern District of Illinois (the "Consolidated Class Actions"), subject to court approval and certain other conditions. The settlement agreement calls for the dismissal, with prejudice, of the Consolidated Class Actions and a release of the Company and the Company's former and current officers and directors, among others. Under the final settlement agreement, the Company has contributed $16.5 million into escrow pending such approval, and Genesis Insurance Company, one of its insurers ("Genesis"), has contributed $6.5 million under an agreement reached with the Company which is also subject to certain conditions. The Company is seeking to recover from Genesis an additional $.5 million as reimbursement for certain attorneys' fees. The Company is seeking to recover additional funds under a policy issued by a second insurer, and it has agreed to share any such recovery with the class on a 50/50 basis, net of costs.

   In October 2000, the lead plaintiff filed a motion for preliminary approval of the proposed settlement of the Consolidated Class Actions. On October 30, 2000 the individual defendants (Messrs. Maher, Kingsbury, Cain, Demirjian and Denari) filed objections to such motion. The Company will vigorously support the terms of the proposed settlement of the Consolidated Class Actions and will vigorously oppose the individual defendants' objections. If the court preliminarily approves the settlement, the court is expected to issue a final ruling on the fairness and approval of the proposed settlement in the first calendar quarter of 2001.

   In September 2000, the Company was served with another purported shareholder class action complaint filed by Charles L. Grimes in the United States District Court for the District of Delaware. The factual allegations in Mr. Grimes' complaint are very similar to the factual allegations in the Consolidated Class Actions, except that Mr. Grimes seeks to extend the class period (which the parties in the Consolidated Class Actions have stipulated, for purposes of settlement only, extends from January 1, 1999 through November 19, 1999) through January 24, 2000. Counsel for the Company and Mr. Grimes have agreed jointly to seek the transfer of Mr. Grimes' action to the Northern District of Illinois. The Company will vigorously defend the Grimes action.

   Also in September 2000, the Company and its former Chief Executive Officer Robert P. Maher were named in a complaint filed in the United States District Court for the Northern District of Illinois by Russell D. Chandler, Andrew M. Street and Scott Boocher. Messrs. Chandler, Street and Boocher were the principal shareholders and officers of Geodata Solutions, Inc, a business acquired by the Company in the first quarter of 1999 in a stock-for-stock exchange, and subsequently sold in July 2000. Messrs. Chandler, Street and Boocher allege violations of federal and Colorado securities laws and regulations, common law fraud, and negligent misrepresentation in connection with their acquisition of Company stock as part of that transaction. The Company will vigorously defend the Chandler action.

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

Item 6. Exhibits and Reports on Form 8-K.
    (a) Exhibits.

      (27) Financial Data Schedule

    (b) Reports on Form 8-K.

   On August 28, 2000, the Company filed a Current Report on Form 8-K in which the Company established the date of the 2000 annual meeting of stockholders of the Company.

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

                                          Navigant Consulting, Inc.

                                                /s/ William M. Goodyear
                                          By: _________________________________
                                                    William M. Goodyear
                                               Chairman and Chief Executive
                                                          Officer

                                                   /s/ Ben W. Perks
                                          By: _________________________________
                                                       Ben W. Perks
                                            Executive Vice President and Chief
                                                     Financial Officer

                            Date: November 14, 2000