Form 10-K
period 2000-12-31
NAVIGANT CONSULTING INC
filed 2001-03-19
CIK 1019737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

 (Mark
 One)

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-28830

                                ---------------

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

                                ---------------

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

                                     None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 12, 2001, 40.4 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 12, 2001, was approximately $240.6 million.

   The Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be on held April 26, 2001, is incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   Statements included in this report which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this report, the words "anticipate," "believe," "intend," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1. Business.

General

   Navigant Consulting, Inc., formerly The Metzler Group, Inc. (the "Company"), is a management consulting firm to Fortune 500 companies, government agencies, law firms, financial institutions and regulated industries.

   The Company is a Delaware corporation headquartered in Chicago, Illinois. The Company's executive office is located at 615 North Wabash Avenue, Chicago, Illinois 60611. Its telephone number is (312) 573-5600. The Company's stock is traded on the New York Stock Exchange under the symbol NCI.

   "NAVIGANT" is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant
International, Inc. and the Company's use of "NAVIGANT" is made under license from Navigant International, Inc.

Business Units

   The Company is comprised of two business units: Financial & Claims Consulting and Energy & Water Consulting. The business units are managed with a "holding company" model. Each business unit has direct responsibility and accountability for its decisions, costs and profits. The Company's consultants have the autonomy and authority to seek, engage, and complete assignments. This business model and the Company's experience, reputation, and industry focus will enable it to compete effectively in the consulting marketplace.

   The Financial & Claims Consulting business unit is comprised of advisors and consultants who specialize in assisting clients with the financial, economic, accounting, and information aspects of its engagements. This practice unit provides consulting services such as data management, quality control, business and property valuation, research and analysis, litigation support and expert testimony, bankruptcy and solvency management, outsourcing, and claims management.

   The Energy & Water Consulting business unit is comprised of advisors and consultants who provide services to all areas of the energy industry. This unit assists its clients in all stages of the energy business cycle, from generation to transmission to distribution to retail supply. These services include, among others, management consulting, regulatory compliance, merger and acquisition consulting, generation asset divestiture, energy market assessment, strategic resource allocation, and distribution management. This business unit also provides planning and engineering services to the water industry.

   During 2000, the Company eliminated three business units: Economic & Policy Consulting, Strategic Consulting and IT Solutions.

Strategy

   With the Company's business model in place and the successful completion of its restructuring plan in 2000, the Company is in position to grow. The Company's clients are in industries undergoing rapid structural change, from deregulation to globalization. Increased competition, globalization and deregulation are forcing the

Company's clients and others to devise new ways to effectively compete, to acquire and retain customers, or to move into new markets. The Company believes it has the consulting resources and capabilities to offer its existing and new clients the assistance in meeting the challenges described above.

   The Company's strategies are to:


  --Extend and broaden existing long-term relationships with its clients;

  --Continue to recruit and retain highly skilled professionals;

  --Capture new and emerging markets in which the Company has consulting expertise; and

  --Selectively acquire consulting firms complementary to the Company's core business units.

Marketing

   The Company markets its services directly to senior and mid-level executives. A variety of business development and marketing channels are used to communicate directly with current and prospective clients, including on-site presentations, industry seminars and industry-specific articles.

   A significant portion of new business arises from prior client engagements. In addition, the Company seeks to leverage the client relationships of firms that have been acquired by cross-selling existing services. Clients frequently expand the scope of engagements during delivery to include follow-on complementary activities. Also, on-site presence affords the Company's consultants the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client.

   No client accounted for more than 5% of the Company's total revenue for the year ended December 31, 2000. Revenues earned from the Company's top 20 clients represented 39% of total revenues. The Company acknowledges that the existence and identity of its largest clients may change from year to year. The Company has, on occasion, experienced a seasonal pattern in its operating results, with a smaller proportion of the Company's revenues and lower operating income occurring in the fourth quarter of the year, or a smaller sequential growth rate than in other quarters.

Human Capital

   As of December 31, 2000, the Company had approximately 1,200 employees, including 950 billable consultants. Success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, the Company employs internal recruiters, retains executive search firms and utilizes personal and business contacts to recruit professionals with significant industry-specific consulting experience. Consultants are drawn from the industries the Company serves and from accounting and other consulting organizations. The Company seeks to retain its consultants by offering competitive packages of base and incentive compensation, equity ownership, and benefits. (See Note 9 to the Consolidated Financial Statements.)

   Revenues are generated almost exclusively from services performed by the Company's professional consultants. Future performance will continue to depend in large part upon the Company's ability to attract and retain highly skilled professionals possessing appropriate skills. Qualified professional consultants are in great demand and are likely to remain a limited resource for the foreseeable future. The loss of the services of, or the failure to recruit, a significant number of consultants would adversely affect the Company's ability to secure and complete engagements and would have a material adverse effect on the Company's business.

   In addition to the employees discussed above, independent contractors, some of whom are former employees, supplement the Company's consultants on certain engagements. The Company believes that the practice of retaining independent contractors on a per-engagement basis provides greater flexibility in adjusting professional personnel levels in response to changes in demand for the Company's professional services.

Competition

   The Company competes in the worldwide market for consulting services, although its principal market is North America, which accounted for over 95% of the Company's revenues in 2000 and 1999. The market for consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including general management, information technology and marketing consulting firms, as well as the consulting practices of national accounting firms, and other local, regional, national and international firms. Many of these companies are global in scope and have greater personnel, financial, technical and marketing resources than the Company. The Company believes that its experience, reputation, industry focus and broad range of services will enable it to compete effectively in the consulting marketplace.

Item 2. Facilities.

   The Company's headquarters is currently located in a 16,500 square foot building in Chicago, Illinois, which is owned. In addition to the headquarters, the Company has approximately forty operating leases for office facilities worldwide. Additional space may be required as business expands geographically, but the Company believes it will be able to obtain suitable space as needed. Principal offices are located in the following cities:

     Austin, Texas             London, United KingdomPittsburgh, Pennsylvania
     Baltimore, Maryland       Los Angeles, California
                                                     Princeton, New Jersey
     Boston, Massachusetts     Melbourne, Australia  Richmond, Virginia
     Burlington, Massachusetts Nashville, Tennessee  Sacramento, California
     Chicago, Illinois         New York, New York    San Francisco, California
     Dallas, Texas             Orlando, Florida      Tampa, Florida
     Houston, Texas            Phoenix, Arizona      Washington, D.C.

Item 3. Legal Proceedings.

   As previously disclosed, in August 2000, the Company agreed to settle for $23 million the consolidated securities law class actions (the "Consolidated Class Actions"), subject to court approval and certain other conditions. The settlement calls for the dismissal, with prejudice, of the Consolidated Class Actions and a release of the Company and the Company's former and current officers and directors, among others. Under the final settlement agreement, the Company has contributed $16.5 million into escrow pending such approval, and Genesis Insurance Company, one of its insurers ("Genesis"), has contributed $6.5 million under an agreement reached with the Company which is also subject to certain conditions. The Company is seeking to recover from Genesis an additional $0.5 million as reimbursement for certain attorneys' fees.

   In October 2000, the lead plaintiff filed a motion for preliminary approval of the proposed settlement of the Consolidated Class Actions. In November 2000, the Court granted its preliminary approval for the proposed settlement. Pursuant to this order, notice was provided to the class and the Court established certain deadlines in February 2001 for Class members to opt-out of or to object to the proposed settlement. These deadlines have now passed. Nine persons, representing approximately 760,000 shares of the Company's Common Stock, have opted out of the proposed settlement. These individuals include Russell D. Chandler, Andrew M. Street, Scott Boocher, and Anthony Sileo whose lawsuit against the Company is described below; and Mark Klein, whose lawsuit is also described below, as well as other individuals who have not yet to the Company's knowledge asserted any claim against the Company. Three former officers of the Company, Robert Maher, Charles Demirjian and Stephen Denari, who are individual defendants of the Consolidated Class Actions, have filed objections to the proposed settlement. In addition, Charles Grimes and Gordon Chaplin, in their capacity as trustees for certain trusts, have also filed objections to the proposed settlement. The Court has scheduled a hearing on March 22, 2001 with respect to the fairness and final approval of the proposed settlement. The Company will vigorously support the terms of the proposed settlement of the Consolidated Class Actions and will vigorously oppose the objections.

   As previously disclosed, in September 2000, the Company was served with another shareholder class action complaint filed by Mr. Grimes in the United States District Court for the District of Delaware. The factual allegations in Mr. Grimes' complaint are very similar to the factual allegations in the Consolidated Class Actions, except that Mr. Grimes seeks to extend the class period (which the parties in the Consolidated Class Actions have stipulated, for purposes of settlement only, extends from January 1, 1999 through November 19, 1999) through January 24, 2000. By agreement of the parties, this action has been transferred to the Northern District of Illinois. The Company will vigorously defend the Grimes action.

   As previously disclosed, in September 2000 the Company and Mr. Maher, its former Chief Executive Officer, were named in a complaint filed in the United States District Court for the Northern District of Illinois by Messrs. Chandler, Street and Boocher. The plaintiffs were the principal shareholders and officers of GeoData Solutions, Inc., a business acquired by the Company in the first quarter of 1999 in a stock-for-stock exchange and subsequently sold in July 2000. Messrs. Chandler, Street and Boocher initially alleged violations of federal and State of Colorado securities laws, common law fraud, and negligent misrepresentation in connection with their acquisition of Company stock as part of that transaction. In January 2001, the Court granted the Company's motion to dismiss, in which Mr. Maher joined, with respect to all counts except the common law fraud count, but granted plaintiffs leave to file an amended complaint. In February 2001, the plaintiffs filed an amended complaint alleging, in addition to common law fraud, violations of federal and State of Illinois securities laws. Anthony Sileo, a former GeoData employee and option-holder, was added as an additional plaintiff. In March 2001, the Company moved to dismiss all counts of the amended complaint other than the common law fraud count. The Company will vigorously defend the Chandler action.

   In December 2000, the Company, Mr. Maher and Mr. Demirjian, the Company's former Vice President, General Counsel and Secretary, were named as defendants in a complaint filed in the Superior Court of the State of California for the County of San Mateo by Mark Klein. Mr. Klein is a former employee and shareholder of Strategic Decisions Group ("SDG"), a business acquired by the Company in a stock-for-stock transaction in the first quarter of 1999 and disposed of by the Company in October 2000 to SDG LLC, a group of former Company employees. SDG and SDG LLC are also named as defendants in the lawsuit. Mr. Klein received approximately 45,000 shares of the Company's stock in the 1999 stock-for-stock transaction. In his complaint, Mr. Klein claims that he was induced to agree to the Company's acquisition of SDG, rather than asserting his dissenter's rights under California law, because he was told that he could protect against a decline in the price of the Company's stock that he received in such transaction by performing hedging transactions, and that the Company subsequently prevented him from carrying out such hedging transactions. Mr. Klein alleges fraud, negligent misrepresentation, breach of fiduciary duty, conversion and trespass. The Company will vigorously defend the Klein action.

   As previously disclosed, in November 2000, the Company was served with a lawsuit filed in the Circuit Court of Cook County, Illinois by Messrs. Denari and Demirjian. The lawsuit names as defendants the Company, three of its directors, its auditors, KPMG LLP ("KPMG"), one of its law firms, Winston & Strawn, and one of its insurers, Genesis. The lawsuit initially sought an injunction prohibiting Genesis from giving up its subrogation rights against KPMG and others as provided in the proposed settlement of the Consolidated Class Actions. The lawsuit also seeks compensatory and punitive damages from defendants based on various legal theories, including defamation, conspiracy, breach of contract, breach of fiduciary duty, legal malpractice and negligent misrepresentation. In December 2000 Genesis moved in federal court for an injunction and removal. In January 2001, after the plaintiffs amended their complaint to eliminate their request for an injunction, the federal court denied Genesis' motion for an injunction and removal "without prejudice to its renewal at an appropriate future time," and the case was remanded back to state court. In March 2001, the Company and other defendants filed motions to dismiss the amended complaint in its entirety. The Company will vigorously defend the lawsuit.

   As previously disclosed, in July 1999, Navigant International, Inc., a national travel agency headquartered in Denver, Colorado sued the Company in the United States District Court for the District of Colorado claiming that the use of "Navigant" in the Company's name infringes on their use of and rights in such name. In January 2001, the Company reached a preliminary agreement with Navigant International to settle this lawsuit, wherein

Navigant International will sublicense to the Company the right to use "Navigant" in its name, subject to certain restrictions, in exchange for a one-time fee. Both parties also agreed to cooperate and take certain measures to avoid any future customer or investor confusion.

   In addition, from time to time, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of these lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse affect on its business.

Item 4. Submission of Matters to a Vote of Security Holders.

   The 2000 annual meeting of shareholders of the Company was held on November 30, 2000. The Company solicited proxies for the annual meeting pursuant to
Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder. One nominee, Peter B. Pond, was elected for a term expiring at the annual meeting of shareholders in 2003 by a vote of 31,259,443 shares for, no shares against, 3,490,394 shares withhold authority and no broker non-votes. The shareholders approved an amendment to the Company's employee stock purchase plan by a vote of 20,519,001 shares for, 2,139,840 shares against, 405,416 shares abstaining and 11,685,580 broker non-votes. The shareholders approved an amendment to the Company's long-term incentive plan by a vote of 18,479,877 shares for, 4,280,886 shares against, 404,562 shares abstaining and 11,584,512 broker non-votes.

   The amendment to the employee stock purchase plan, among other things, increased the total number of shares authorized to be issued under the plan from 450,000 to 750,000 and provided for subsequent annual increases of the total authorized shares by the lesser of 500,000 shares for 1.2 percent of the Company's then outstanding shares. The amendment to the long-term incentive plan, among other things, reduced the cash compensation of non-employee directors, provided for a one-time grant of stock options to non-employee directors of 15,000 shares immediately following the annual meeting, provided for one-time grants of stock options to new non-employee directors of 15,000 shares following their initial election or appointment to the Board and provided for annual awards of stock options to non-employee directors of 5,000 shares beginning in January 2001.

Executive Officers of the Company

   At March 12, 2001, the Company had the following executive officers:

   William M. Goodyear, 52, has served as Chairman of the Board and Chief Executive Officer of the Company since May 19, 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28 year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank's European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. He was President of the Bank of America's Global Private Bank until January 1999.

   Ben W. Perks, 59, has served as Executive Vice President and Chief Financial Officer since May 19, 2000. Prior to joining the Company, Mr. Perks was a senior Chicago partner in the Financial Advisory Services Group with PricewaterhouseCoopers LLP. With PricewaterhouseCoopers and Price Waterhouse LLP, he had more than 32 years of professional service experience, including 22 years as an audit and consulting partner providing financial reporting, accounting, auditing, tax, economic, and litigation consulting services to clients.

   Philip P. Steptoe, 49, has served as the Company's Vice President, General Counsel and Secretary since February 2000. Previously, Mr. Steptoe was a partner with the national law firm of Sidley & Austin. Prior to joining Sidley & Austin in 1988, he was an associate and later a partner in the Chicago law firm of Isham, Lincoln & Beale. During 1994 to 1995 he served for four months as Acting General Counsel for Orange and Rockland Utilities, Inc., a New York electric and gas utility.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

   The shares of Common Stock of the Company are traded on the New York Stock Exchange (the "NYSE") under the symbol "NCI."

   The following table sets forth, for the periods indicated, the high and low closing sale prices per share. Prices for periods beginning July 27, 1999 are as reported on the NYSE Composite Tape. Prior to July 27, 1999 the Company's Common Stock was traded on the Nasdaq National Market under the symbol "METZ" and prices for such periods are as reported on the Nasdaq National Market.

                                                                    High   Low
                                                                   ------ ------
      2000
      Fourth quarter.............................................. $ 4.13 $ 2.81
      Third quarter............................................... $ 4.44 $ 3.00
      Second quarter.............................................. $11.00 $ 3.63
      First quarter............................................... $11.69 $ 7.00

      1999
      Fourth quarter.............................................. $48.50 $ 8.69
      Third quarter............................................... $54.25 $26.13
      Second quarter.............................................. $36.13 $22.81
      First quarter............................................... $52.00 $28.44

Holders

   As of March 12, 2001, there were approximately 149 holders of record of shares of Common Stock of the Company.

Distributions

   The Company has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

Sale of Unregistered Securities

   Within the past three years, the Company has issued the following securities which were not registered under the Securities Act of 1933:

           Type of    Number                                            Exemption
  Date    Securities of Shares      Purchaser        Consideration(1)    Claimed
  ----    ---------- ---------      ---------        ----------------   ---------
April 3,    Common     137,931 Former               All Outstanding      Section
 1998       Stock              Stockholders         Shares of AUC         4(2)
                               of AUC Management    Management
                               Consultants, Inc.    Consultants, Inc.

April 3,    Common      51,562 Former               All Outstanding      Section
 1998       Stock              Stockholders         Shares of             4(2)
                               of Hydrologic        Hydrologic
                               Consultants, Inc.    Consultants, Inc.
                               of California.       of California.

June 1,     Common       9,200 Former Members       All Membership       Section
 1998       Stock              of The VisionTrust   Interest of The       4(2)
                               Marketing Group, LLC VisionTrust
                                                    Marketing Group,
                                                    LLC

August      Common   5,596,488 Former Members of    All Outstanding      Section
 31,        Stock              Peterson             Membership            4(2)
 1998                          Consulting           Interest of
                               LLC                  Peterson
                                                    Consulting LLC

August      Common     616,737 Former               All Outstanding      Section
 31,        Stock              Stockholders         Saraswati Systems     4(2)
 1998                          of Saraswati         Corporation
                               Systems
                               Corporation

August      Common     103,900 Former               All Outstanding      Section
 31,        Stock              Stockholders         Shares of Applied     4(2)
 1998                          of Applied Health    Health Outcomes,
                               Outcomes, Inc.       Inc.

February    Common   2,437,223 Former               All Outstanding      Section
 7, 1999    Stock              Stockholders         Shares of             4(2)
                               of Strategic         Strategic
                               Decisions Group,     Decisions Group,
                               Inc.                 Inc.

March       Common     952,227 Former               All Outstanding      Section
 31,        Stock              Stockholders         Shares of Triad       4(2)
 1999                          of Triad             International, Inc.
                               International, Inc.

March       Common     670,592 Former Stockholders  All Outstanding      Section
 31,        Stock              of GeoData           Shares of GeoData     4(2)
 1999                          Solutions, Inc.      Solutions, Inc.

March       Common     234,109 Former               All Outstanding      Section
 31,        Stock              Stockholders         Shares of Dowling     4(2)
 1999                          of Dowling           Associates, Inc.
                               Associates, Inc.

--------
(1) Does not take into account assumed debt or cash paid to dissenting shareholders or for fractional shares.

Item 6. Selected Financial Data.

   The following financial and operating data should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report. The amounts are shown in thousands, except for per share data.

                                   For the years ended December 31, (1)
                               -----------------------------------------------
                                 2000       1999      1998     1997     1996
                               ---------  --------  -------- -------- --------
Revenues...................... $ 244,629  $219,491  $202,582 $183,795 $149,983
Cost of services (excluding
 Value Sharing Retention
 Program--"VSRP").............   158,720   142,965   122,040  116,684   96,678
Value sharing retention
 program cash compensation
 expense (VSRP)...............     5,890       --        --       --       --
                               ---------  --------  -------- -------- --------
Gross profit..................    80,019    76,526    80,542   67,111   53,305
General and administrative
 expenses (excluding VSRP)
 (2)..........................    59,846    58,742    43,194   47,447   42,773
Value sharing retention
 program cash compensation
 expense (VSRP)...............       467       --        --       --       --
Depreciation expense (2)......     6,797     9,550     3,858      --       --
Amortization expense..........     4,573       900       --       --       --
Merger-related and
 restructuring costs
 (credits)....................    10,229      (881)    7,370    1,312      --
Litigation and settlement
 provisions...................    16,500     2,335       --       --       --
Stock option non-cash
 compensation expense.........       492     3,850       --       --       --
                               ---------  --------  -------- -------- --------
Operating income (loss) from
 continuing operations........   (18,885)    2,030    26,120   18,352   10,532
Other income (loss), net......    (1,666)   (2,653)    2,053      383     (332)
                               ---------  --------  -------- -------- --------
Income (loss) from continuing
 operations before income
 taxes........................   (20,551)     (623)   28,173   18,735   10,200
Income tax expense (benefit)
 (3)..........................    (6,194)    1,534    19,920    5,571      (92)
                               ---------  --------  -------- -------- --------
Net income (loss) from
 continuing operations........   (14,357)   (2,157)    8,253   13,164   10,292
                               ---------  --------  -------- -------- --------
Income (loss) from
 discontinued operations, net
 of income taxes..............   (10,193)  (12,465)    7,328    5,500    5,064
(Loss) on dispositions of
 discontinued operations, net
 of income taxes..............  (155,003)      --        --       --       --
                               ---------  --------  -------- -------- --------
Net income (loss)............. $(179,553) $(14,622) $ 15,581 $ 18,664 $ 15,356
                               =========  ========  ======== ======== ========
Basic earnings (loss) per
 common share:
Net income (loss) from
 continuing operations........ $   (0.35) $  (0.05) $   0.23 $   0.40 $   0.32
Net income (loss) from
 discontinued operations...... $   (0.25) $  (0.30) $   0.20 $   0.17 $   0.15
(Loss) on dispositions of
 discontinued operations...... $   (3.79) $   0.00  $   0.00 $   0.00 $   0.00
Net income (loss)............. $   (4.39) $  (0.35) $   0.43 $   0.56 $   0.47
Shares used in computing net
 income (loss) per basic
 share........................    40,895    41,601    36,476   33,289   32,672
Diluted earnings (loss) per
 diluted share:
Net income (loss) from
 continuing operations........ $   (0.35) $  (0.05) $   0.22 $   0.39 $   0.32
Net income (loss) from
 discontinued operations...... $   (0.25) $  (0.30) $   0.19 $   0.16 $   0.15
(Loss) on dispositions of
 discontinued operations...... $   (3.79) $   0.00  $   0.00 $   0.00 $   0.00
Net income (loss)............. $   (4.39) $  (0.35) $   0.41 $   0.55 $   0.47
Shares used in computing net
 income (loss) per diluted
 share........................    40,895    41,601    37,707   33,798   32,672
                                            As of December 31,
                               -----------------------------------------------
                                 2000       1999      1998     1997     1996
                               ---------  --------  -------- -------- --------
Balance Sheet Data:
Cash and cash equivalents..... $  48,798  $ 42,345  $119,704 $ 45,972 $ 33,859
Working capital............... $  63,656  $ 67,598  $146,509 $ 58,708 $ 45,551
Total assets.................. $ 163,482  $414,676  $230,517 $125,827 $ 94,542
Long-term debt, less current
 portion...................... $     --   $    --   $    --  $    319 $  1,561
Total stockholders' equity.... $ 115,725  $300,669  $164,904 $ 69,215 $ 50,686

-------
(1) The amounts above have been restated as described in Note 6 to the Consolidated Financial Statements. Certain business units that have previously been presented in revenues and expenses have been discontinued in the year 2000 and reclassified as discontinued operations. As a result, revenues and expenses for the years 1999, 1998, 1997, and 1996 have been reclassified to "Income (loss) from discontinued operations, net of income taxes."
(2) For the years 1997 and 1996, depreciation expense is included in "General and administrative expenses."
(3) During the periods presented, certain operating subsidiaries were entities not subject to federal income taxation. The provision for income taxes for the year ended December 31, 1998 reflects a one-time, non-cash charge of $7.2 million resulting from the conversion of one of the Company's subsidiaries from the modified cash basis to the accrual basis for tax purposes.

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

   The Company is a management consulting firm to Fortune 500 companies, government agencies, law firms, financial institutions and regulated industries. The Company derives substantially all of its revenues from fees for professional services. Over the last three years, the substantial majority of the Company's revenues have been generated under standard hourly or daily rates billed on a time and expenses basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided.

   The Company's most significant expense is project personnel costs, which consist of consultant salaries and benefits, and travel-related direct project expenses. Project personnel are typically employed on a full-time basis, although independent contractors supplement project personnel as needed. Independent contractors are retained for specific client engagements on a task-specific, per diem basis during the period their expertise or skills are required. Retaining contractors on a per-engagement basis provides the Company with greater flexibility in adjusting project personnel levels in response to changes in demand for its services.

Acquisitions and Divestitures

   The Company acquired 24 consulting firms since its initial public offering in October 1996. As part of a major realignment of the Company, three large strategic divestitures were completed in 2000. (See Note 6 to the Consolidated Financial Statements.) In addition, the Company has shut down or sold a number of other business units that had been unprofitable or were not deemed complementary to its current business model. Of the 24 consulting firms acquired since its initial public offering in October 1996, the basic elements of 9 consulting firms plus the founding company, Metzler & Associates, Inc., still remain and represent the ongoing core business.

      Financial & Claims Consulting        Energy & Water Consulting
      -----------------------------        -------------------------
      Applied Health Outcomes, Inc.        AUC Management Consultants, Inc.
      PENTA Advisory Services LLC          Hydrologic Consultants, Inc. of California
      Peterson Consulting, LLC             L.E. Burgess Consultants, Inc.
      The Barrington Consulting Group,     Metzler & Associates, Inc.
       Inc.                                Reed Consulting, Inc.
                                           Resource Management International, Inc.

   Of the above-referenced twenty-four acquisitions, nineteen consulting firms were acquired during the past three years. During 2000, thirteen consulting firms that had been acquired during the three year period were discontinued, shut down or sold.

   1998 Acquisitions. During 1998, the Company acquired eight companies: LECG, Inc. (LECG), Peterson Consulting, LLC (Peterson), Saraswati Systems Corporation (SSC), Applied Health Outcomes, Inc. (AHO), AUC Management Consultants, Inc. (AUC), Hydrologic Consultants, Inc. of California (HCI), American Corporate Resources, Inc. (ACR), and The Vision Trust Marketing Group, LLC (VTM). These transactions were accounted for by the poolings of interests method of accounting for business combinations. The Company's consolidated financial statements have been restated as if LECG, Peterson, SSC, AHO, AUC and HCI had been combined for all periods presented. The stockholders' equity and the operations of ACR and VTM were not significant in relation to those of the Company. As such, the Company recorded the ACR and VTM transactions by restating stockholders' equity as of the dates of the acquisition without restating prior period financial statements.

   LECG. Based in the San Francisco, California area, LECG is a provider of economic consulting and litigation support services. As of August 19, 1998, the Company acquired substantially all of the common stock of LECG in exchange for 7.3 million shares of the Company's common stock (valued at the time of closing at approximately $228.9 million) and acquired the remaining minority interest in exchange for cash.

   Peterson. Based in the Chicago area, Peterson is a provider of information management services. Peterson's operations expanded service offerings in claims management, outsourcing, litigation support, bankruptcy and information management. As of August 31, 1998, the Company acquired substantially all of the common stock of Peterson in exchange for 5.6 million shares of the Company's common stock (valued at the time of closing at approximately $156.7 million) and acquired the remaining minority interest in exchange for cash.

   Other 1998 Acquisitions. The Company acquired all of the common stock of AUC, HCI, ACR as of April 3, 1998 and all of the common stock of VTM as of June 1, 1998. The Company acquired all of the common stock of SSC and AHO as of September 1, 1998. In the aggregate for these six transactions, 1.2 million shares of the Company's common stock were issued (valued at the time of closing at approximately $35.3 million).

   1999 Acquisitions. During 1999, the Company completed 11 acquisitions (collectively, the "1999 Acquisitions"). The 1999 Acquisitions were accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements from the respective dates of acquisition. On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. and acquired the remaining minority interest in exchange for cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc., and Dowling Associates, Inc. in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of PENTA Advisory Services LLC (PENTA) and the stock of Scope International, Inc. (Scope) for a total cash purchase price of $15.1 million. The purchase agreement for PENTA also provide for additional payments, payable in cash or Company common stock, over the next four years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill. On October 1, 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY for an aggregate cash purchase price of $3.3 million. On November 1, 1999, the Company completed the acquisitions of the stock of The Barrington Consulting Group, Inc. (Barrington) in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The purchase agreement for Barrington also provides for additional cash payments of up to $10.5 million in the aggregate, which are contingent on continued employment with the Company of certain Barrington shareholders and are payable in cash in two annual installments, the first of which was paid in October 2000. This contingent employment provision was amended, in October 2000, to increase the cash to $10.5 million. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash. There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

   2000 Divestitures. During 2000, the Company discontinued, shut down or sold four of the eight companies acquired in 1998 and nine of the eleven companies acquired in 1999. (See Note 6 to the Consolidated Financial Statements.) On September 29, 2000, the Company completed the sale of LECG to a team of senior LECG professionals in a management buy-out for $45.0 million, principally in cash and notes receivable plus other contingent consideration. The Company shut down the operations of SSC in the third quarter 2000. In September 2000, ACR was sold for $1.4 million. In third quarter 2000, VTM was shut down. In July 2000, the Company sold GeoData Solutions for $9.0 million cash, and retained all accounts receivable, which had a net realizable value of approximately $4.1 million at July 1, 2000. The Company shut down the operations of Dowling Associates during the third quarter of 2000. In October 2000, the Company completed a nontaxable exchange of

SDG stock for the Company's common stock, valued at the time of closing at approximately $6.2 million. In addition, the Company received $16.0 million in cash related to this transaction. The assets of Glaze Creek Partners were included in the SDG transaction. The Company has shut down the operations of Triad International through employee terminations and has sold certain Triad International assets to the remaining employees, including client engagements in process. The purchasers also assumed certain liabilities in connection with this disposition, which was completed in June 2000. The Company is attempting to sell to either management or various interested third parties the operations of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY, and expects this process to be completed during 2001. The Company also shut down the operations of Scope in the fourth quarter of 2000.

   The Company's statement of operations have been restated for the divestitures of LECG, SSC, Strategic Decisions Group, Inc., Triad International, Inc., GeoData Solutions, Inc., Dowling Associates, Inc., Brooks International AB, Brooks International SARL and SPRL, Brooks International Consulting OY, and Glaze Creek for all applicable periods presented. The revenues and expenses of these companies are included in "Income (loss) from discontinued operations, net of income taxes." Scope, VTM and ACR were not part of discontinued operations and their operating results are included in continuing operations for all periods since the dates of acquisition.

   The Company expects to continue to selectively acquire companies as an element of its strategy. Acquisitions involve certain risks that could cause negatively impact the Company's growth. The risks include the following:

  --The inability to identify suitable acquisition candidates;

  --The inability to acquire consulting firms on favorable terms;

  --The loss of potential acquisitions to competitors;

  --The inability to integrate certain consulting or administrative operations of acquired businesses; and

  --The inability to integrate acquired businesses in a cost efficient and timely manner.

   An inability to effectively integrate the acquisitions or any companies acquired in the future may adversely affect the Company's ability to bid successfully on engagements and to expand the business. Performance problems or dissatisfied clients at one company could have an adverse effect on the Company's reputation as a whole. If the Company's reputation were damaged, for those or other reasons, this could make it difficult to market services or to acquire additional companies in the future.

   Acquisitions also involve a number of additional risks, including, among others, the following:

  --Diversion of management's attention;

  --Potential loss of key clients or personnel;

  --Risks associated with unanticipated assumed liabilities and problems; and

  --Risks of managing businesses or entering markets in which the Company has limited or no direct expertise.

   The Company believes that its ongoing core business units have stable client bases and will have the resources available to serve those clients. The Company has become more industry specific with its current core business units and has certain risks that could affect its ability to operate as a viable business. These risks, among others, include the loss of major clients or engagements to competitors and the inability to hire and retain consultants with expertise in the Company's consulting engagements.

Results of Continuing Operations

   The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                            Years ended
                                                           December 31,
                                                         ---------------------
                                                         2000    1999    1998
                                                         -----   -----   -----
Revenues................................................ 100.0%  100.0%  100.0%
  Cost of services (excluding Value Sharing Retention
   Program--"VSRP").....................................  64.9    65.1    60.2
  Value sharing retention program cash compensation
   expense (VSRP).......................................   2.4      --      --
                                                         -----   -----   -----
Gross profit............................................  32.7    34.9    39.8
  General and administrative expenses (excluding VSRP)..  24.5    26.8    21.3
  Value sharing retention program cash compensation
   expense (VSRP).......................................   0.2     0.0     0.0
  Depreciation expense..................................   2.7     4.4     1.9
  Amortization expense..................................   1.9     0.4     0.0
  Merger-related and restructuring costs (credits)......   4.2    (0.4)    3.6
  Litigation and settlement provisions..................   6.7     1.1      --
  Stock option non-cash compensation expense............   0.1     1.7      --
                                                         -----   -----   -----
Operating income (loss) from continuing operations......  (7.6)    0.9    13.0
  Other income (loss), net..............................  (0.7)   (1.2)    1.0
                                                         -----   -----   -----
Income from continuing operations before income taxes...  (8.3)   (0.3)   14.0
  Income tax expense (benefit)..........................  (2.5)    0.7     9.8
                                                         -----   -----   -----
Net income (loss) from continuing operations............  (5.8)   (1.0)    4.2
                                                         -----   -----   -----
Income (loss) from discontinued operations, net of
 income taxes...........................................  (4.2)   (5.7)    3.6
(Loss) on dispositions of discontinued operations, net
 of income taxes........................................ (63.4)     --      --
                                                         -----   -----   -----
Net income (loss)....................................... (73.4)%  (6.7)%   7.8%
                                                         =====   =====   =====

2000 Compared to 1999

   Revenues. Revenues increased $25.1 million, or 11.4%, to $244.6 million in the year ended December 31, 2000, from $219.5 million in 1999. The increase in revenues was primarily due to the acquisitions of Barrington and PENTA ("Continuing 1999 Acquisitions"). Pro forma revenues, adjusted for the effect of the Continuing 1999 Acquisitions as if those companies were acquired January 1, 1999, were $240.8 million for the year ended December 31, 1999. When comparing revenues generated in 2000 to pro forma revenues of 1999, revenues increased $3.8 million, or 1.6%.

   Cost of Services (including Value Sharing Retention Expense). Cost of services includes consultant compensation and benefits, direct project-related expenses and client development expenses. For the year ended December 31, 2000, cost of services was $164.6 million, which increased $21.6 million, or 15.1%, from $143.0 million for the year ended December 31, 1999. Including pre-acquisition cost of services of the Continuing 1999 Acquisitions for the year ended December 31, 1999, pro forma cost of services for the period was $164.1 million. When comparing cost of services for 2000 to pro forma cost of services of 1999, cost of services increased $0.5 million.

   Gross Profit. Gross profit consists of revenues less cost of services, which includes consultant compensation and benefits and direct project-related expenses. Gross profit increased $3.5 million, or 4.6%, to $80.0 million in 2000, from $76.5 million in 1999 and is related to acquisitions of Barrington and PENTA.

   General and Administrative Expenses (including Value Sharing Retention Expense). General and administrative expenses include facility related costs, salaries and benefits of management and support personnel, allowances for uncollectible accounts receivable, professional fees, and all other corporate support costs. General and administrative expenses for the year ended December 31, 2000 increased $1.6 million, or 2.7%, to $60.3, million from $58.7 million in 1999. Including the pre-acquisition general and administrative expenses of the Continuing 1999 Acquisition as if those companies were acquired January 1, 1999, general and administrative expense for the year 2000 decreased $1.6 million, or 2.6%, from pro forma expense of $61.9 million. This net decrease of $1.6 million primarily consists of a decrease in bad debt expense and outside professional service fees, which has been partially offset by an increase in facility related costs. Bad debt expense decreased $4.8 million due to management's increased focus on collection efforts and on more timely billings. Days sales outstanding for continuing operations decreased from 114 days at December 31, 1999 to 84 days at December 31, 2000. Professional fees decreased $1.6 million primarily due to lower legal expense incurred in 2000. Various litigation matters were settled in 2000, which resulted in lower legal expenses when compared to 1999. Facility related costs and telecommunication expenses increased $4.9 million due to expansion of offices in major cities throughout the United States.

   Depreciation Expense. Depreciation expense for the year ended December 31, 2000 was $6.8 million, a decrease of $2.8 million, or 29.2%, from the $9.6 million in depreciation expense for the year ended December 31, 1999. Depreciation expense for the year ended December 31, 1999 included write-downs of certain computer equipment and software and an impairment of the Company corporate headquarters. Based on a comprehensive review of the Company's long-lived assets at December 31, 1999, it was determined that the asset value of certain computer equipment and software had a shorter depreciable life and, therefore, a lower carrying value. The Company recorded a non-cash charge to depreciation expense of $3.0 million in 1999 to reflect the impairment of these assets. In addition, the Company through an independent appraisal re-evaluated the carrying amount and net realizable value of its corporate headquarters and land after a preliminary decision was made to dispose of the assets. The Company recorded additional depreciation of $1.1 million to reflect the building impairment. The Company is not, at this time, planning to sell its corporate headquarters.

   Amortization Expense. The excess of cost over the net assets acquired for the Continuing 1999 Acquisitions of approximately $34.2 million has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years. Amortization expense for the year ended December 31, 2000 was $4.6 million. The $0.9 million non-cash expense recorded in 1999 represents the pro rata amortization from the respective acquisition dates through December 31, 1999. Amortization would have been approximately $4.5 million had the Continuing 1999 Acquisitions occurred as of January 1, 1999.

   Merger-Related and Restructuring Costs (Credits). Merger-related and restructuring costs for the year ended December 31, 2000 relate to costs associated with restructuring the Company's continuing core businesses. The Company recorded a charge of $10.2 million for employee severance-related costs and facility closing or space reduction costs in 2000.

   Litigation and Settlement Provisions. Litigation and settlement costs totaled $16.5 million for the year ended December 31, 2000, an increase of $14.2 million from the $2.3 million expense recorded in the year ended December 31, 1999. As previously disclosed, the Company has agreed to settle for $23 million the 21 consolidated securities law class action suits, subject to court approval. Under the settlement agreement, the Company has contributed $16.5 million into escrow and, accordingly, recorded a charge for the amount. The remaining $6.5 million was contributed by one of its insurers, under an agreement reached with the insurer and the Company, which is also subject to court approval.

   Other Income (Loss), Net. Other income (loss), net, includes interest expense, interest income and other non-operating income and expenses. Net other loss for the year ended December 31, 2000 was $1.7 million, compared to $2.7 million for 1999. The decrease is primarily related to market valuation of former officers' loan impairment charges being greater in 1999 than 2000.

   Income Tax Expense (Benefit). The Company had an income tax benefit of $6.2 million for the year ended December 31, 2000, which decreased by $7.7 million when compared to the income tax expense of $1.5 million for the year 1999. This difference is primarily due to higher litigation and settlement provisions, higher restructuring costs and lower depreciation expense in 2000 than 1999. The Company's results of operations in 2000 included $4.6 million of non-cash, non-deductible amortization expenses from the 1999 Acquisitions and $0.5 million of non-cash, non-deductible stock compensation expense. Excluding the effect of these non-deductible items, the effective tax rate for 2000 would have been 40.0% based on a taxable loss of $15.5 million. The Company's results of operations in 1999 included $0.9 million of non-cash, non-deductible amortization expenses from the 1999 Acquisitions and $3.9 million of non-cash, non-deductible stock compensation expense. Excluding the effect of these non-deductible items, the effective tax rate for 1999 would have been 37.1% based on a taxable income of $4.1 million.

   Net Income (Loss). The Company's net loss of $179.6 million represents a $165.0 million decline from the 1999 net loss of $14.6 million. This decline is primarily attributed to a higher restructuring charge of $11.1 million, higher litigation settlement provision of $14.2 million and the loss on disposition of discontinued operations charge of $155.0 million. This loss on dispositions of discontinued operations primarily relates to impairment of intangible assets from certain businesses of the 1999 Acquisitions.

1999 Compared to 1998

   Revenues. Revenues increased $16.9 million, or 8.3%, to $219.5 million in 1999, from $202.6 million in 1998. The increase in revenue was primarily due to acquisitions, expansion of professional services provided to new clients, engagements with new clients, and selling and business development efforts. During 1999, the Company made acquisitions consistent with its strategy of acquiring consulting firms that provide complementary services. For 1999, the increase in revenues due to the Continuing 1999 Acquisitions was $4.9 million, or 2.5%.

   Cost of Services. Cost of Services for 1999 was $142.9 million, compared to $122.0 million in 1998, an increase of $20.9 million, or 17.2%. The increase in cost of services for 1999 is primarily due to an increase of $14.0 million consultant incentive compensation for retention purposes, $1.0 million of acquisition-related compensation, and $4.9 million in consultant salaries. The increase in consultant salaries was primarily related to the Continuing 1999 Acquisitions, which accounted for $3.6 million of the increase.

   Gross Profit. Gross profit decreased $4.0 million, or 5%, to $76.5 million in 1999, from $80.5 million in 1998. The decrease in gross profit is primarily attributed to the increase in consultant incentive compensation for retention purposes being higher than the increase in revenues.

   General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1999 increased $15.5 million, or 35.9%, to $58.7 million, which represented 26.7% of revenues, compared to $43.2 million, or 21.3%, of revenues, in 1998. The increase in general and administrative expenses was primarily due to a $9.7 million in bad debt expense and $6.6 million in professional fees primarily related to legal expenses, partially offset by $1.4 million decrease in personnel wage and benefit cost. The acquisitions of Barrington and PENTA in 1999 had a $0.8 million impact on the total increase from 1998 to 1999.

   Depreciation Expense. For 1999, depreciation expense was $9.6 million, an increase of $5.7 million from $3.9 million for 1998. Based on a comprehensive review of the Company's long-lived assets at December 31, 1999, it was determined that asset value of certain computer equipment and software had a shorter depreciable life and, therefore lower carrying values. The Company recorded a non-cash charge to depreciation expense of $3.0 million in 1999 to reflect the impairment of these assets. In addition, the Company, through an independent appraisal, re-evaluated the carrying amount and net realizable value of its corporate headquarters and land after a preliminary decision was made to dispose of the assets. The Company recorded additional depreciation expense of $1.1 million to reflect the impairment. Excluding the two impairment charges totaling $4.1 million, depreciation expense increased $1.6 million for the year ended December 31, 1999 over 1998, and is related to capital expenditures on equipment and facility expansions.

   Amortization Expense. Amortization expense was $0.9 million for the year ended December 31, 1999. The excess of cost over net assets acquired for the Continuing 1999 Acquisitions included in continuing operations of approximately $32.2 million was recorded as intangible assets, including goodwill, in 1999. These intangibles are being amortized on a straight-line basis over 7 years. There was no amortization expense associated with continuing operations recorded in the first nine months of 1999. Had the Continuing 1999 Acquisitions been acquired as of January 1, 1999, amortization expense would have been $4.5 million.

   Merger-Related and Restructuring Costs (Credits). Merger-related costs decreased $8.3 million, to a credit of $.9 million in 1999, from $7.4 million in 1998. During 1998, the Company incurred merger-related costs related to the acquisition of Peterson, which was accounted for as a pooling of interests business combination. These costs include legal, accounting and other merger-related fees and expenses, as well as accruals to consolidate certain facilities. For the year 1999, the Company reviewed the merger-related accruals and determined certain amounts previously accrued were no longer necessary given subsequent acquisition activity and changes in the Company's organizational structure. The results of operations for the year ended December 31, 1999 reflect a benefit of $0.9 million for the reversal of the previously accrued amounts.

   Litigation and Settlement Provisions. Litigation and settlement provisions were $2.3 million for the year ended December 31, 1999. During the fourth quarter 1999, the Company settled a lawsuit initially brought by the Company against former shareholders of an acquired company which was countered by the defendants asserting various causes of actions against the Company. The lawsuit was settled by a cash payment of $1.8 million. In addition, the Company had other settlement costs of totaling $0.5 million unrelated to any lawsuits.

   Stock Option Compensation Expense. The Company recorded $3.5 million for stock option compensation expense in 1999 attributable to 0.3 million option grants to a total of 16 individuals that the Company has determined, based in part on the absence of contemporaneous documentation, were issued at prices below fair market value. The amount charged to expense was calculated using the intrinsic value method for employees and the Black-Scholes option pricing model for non-employees, and approximates the aggregate dollar amount by which the grant prices of the options differed from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options. The Company recorded an additional $0.4 million of stock option compensation expense to amortize the value of certain options retained by a former employee upon separation from the Company.

   Other Income (Loss), Net. For the year ended December 31, 1999, other income (loss), net, decreased $4.7 million to a net other loss of $2.7 million, from a net other income of $2.1 million for 1998. The decrease in non-operating income was due primarily as a result of a $5.3 million charge to reflect the probable impairment in the value of certain former officers' loans receivable. (See Note 3 to the Consolidated Financial Statements.) This charge was partially offset by higher interest income realized in 1999 as a result of larger average cash balances outstanding during the year.

   Income Tax Expense. Income tax expense decreased $18.4 million to $1.5 million in 1999, from $19.9 million in 1998. The Company's result of operations in 1999 included $0.9 million of non-cash, non-deductible amortization expenses from the Continuing 1999 Acquisitions and $3.9 million of non-cash, non-deductible stock compensation expense. Excluding the effect of these non-deductible items, the effective tax rate for 1999 would have been 37.1% based on a taxable income of $4.1 million. The Company's effective income tax rate was 70.7% for the year ended December 31, 1998. The effective rate for this period would have been 39.8% excluding the effect of the one-time non-cash charge to income tax expense of $7.2 million and the effect of certain non-tax deductible merger-related expenses resulting from the acquisition of Peterson. The $7.2 million charge related to the conversion of Peterson from the modified cash basis to the accrual basis of accounting for tax purposes.

   Net Income (Loss). Net income decreased approximately $30.2 million from $15.6 million income in 1998, to $14.6 million loss in 1999. The primary reason for the decline relates to the results of discontinued operations. Loss from discontinued operations, net of income taxes for 1999 was $12.5 million compared to an income of $7.3 million for 1998. In addition, the decline is attributed to lower gross profits over the prior year combined with higher general and administrative expenses, higher depreciation expense, higher litigation settlement provisions and stock option compensation expense offset by lower merger-related charges.

Unaudited Quarterly Results

   The following table sets forth-certain unaudited quarterly operating information. The unaudited quarterly operating data has been prepared on the same basis as the audited financial statements contained elsewhere in this Form 10-K. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. The amounts have been restated to retroactively exclude the results of discontinued operations for certain business divestitures completed in 2000. The revenues and expenses have been appropriately reclassified into "Income (loss) on discontinued operations, net of income taxes." Results for any previous quarter are not necessarily indicative of results for the full year or for any future quarter. The amounts in the following table are in thousands, except for per share data.

                                                        Quarters ended
                          ------------------------------------------------------------------------------
                          Mar. 31, Jun. 30, Sept. 30, Dec. 31,  Mar. 31,  Jun. 30,   Sept. 30,  Dec. 31,
                            1999     1999     1999      1999      2000      2000       2000       2000
                          -------- -------- --------- --------  --------  ---------  ---------  --------
Revenues................  $51,678  $54,802   $54,956  $ 58,055  $65,842   $  58,465  $ 61,260   $59,062
Cost of services
 (excluding VSRP).......   30,029   28,310    29,917    54,709   41,760      39,733    38,760    38,467
Value sharing retention
 plan cash compensation
 expense (VSRP).........      --       --        --        --       --          --      1,559     4,331
                          -------  -------   -------  --------  -------   ---------  --------   -------
Gross profit............   21,649   26,492    25,039     3,346   24,082      18,732    20,941    16,264
General and
 administrative expenses
 (excluding VSRP).......    9,180   11,972    10,054    27,536   15,019      16,302    14,843    13,682
Value sharing retention
 plan cash compensation
 expense (VSRP).........      --       --        --        --       --          --        117       350
Depreciation expense....    1,247    1,233     1,296     5,774    1,771       1,573     1,653     1,800
Amortization expense....      --       --        --        900    1,130       1,130     1,222     1,091
Merger-related cost and
 restructuring costs
 (credits)..............      --       --       (881)      --       --        9,285       944       --
Litigation and
 settlement provisions..      --       --        --      2,335      --       16,000       500       --
Stock option non-cash
 compensation expense...    1,698      532     1,064       556      184         137       102        69
                          -------  -------   -------  --------  -------   ---------  --------   -------
Operating income (loss)
 from continuing
 operations.............    9,524   12,755    13,506   (33,755)   5,978     (25,695)    1,560      (728)
Other income (loss),
 net....................    1,092      875     1,054    (5,674)      44      (1,932)     (240)      462
                          -------  -------   -------  --------  -------   ---------  --------   -------
Income (loss) from
 continuing operations
 before income taxes....   10,616   13,630    14,560   (39,429)   6,022     (27,627)    1,320      (266)
Income tax expense
 (benefit)..............    4,970    5,609     6,166   (15,211)   2,935     (10,474)    1,087       258
                          -------  -------   -------  --------  -------   ---------  --------   -------
Net income (loss) from
 continuing operations..    5,646    8,021     8,394   (24,218)   3,087     (17,153)      233      (524)
Income (loss) from
 discontinued
 operations, net of
 income taxes...........    1,578      118      (533)  (13,628)  (7,267)     (2,926)      --        --
(Loss) on dispositions
 of discontinued
 operations, net of
 income taxes...........                                                   (145,917)  (10,264)    1,178
                          -------  -------   -------  --------  -------   ---------  --------   -------
Net income (loss).......  $ 7,224  $ 8,139   $ 7,861  $(37,846) $(4,180)  $(165,996) $(10,031)  $   654
                          =======  =======   =======  ========  =======   =========  ========   =======
Net income (loss) from
 continuing operations,
 per diluted shares (1).  $  0.17  $  0.19   $  0.17  $  (0.91) $ (0.10)  $   (4.02) $  (0.24)  $  0.02
                          =======  =======   =======  ========  =======   =========  ========   =======
Diluted shares..........   41,786   43,508    45,357    41,798   41,119      41,265    41,348    39,846
                          =======  =======   =======  ========  =======   =========  ========   =======

--------
(1) The sum of quarterly earnings per diluted share does not equal to annual amounts in 1999 and 2000 because of roundings and changes in the weighted average number of shares.

   Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, and employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to factors such as the Company's revenue cycle, the ability of clients to terminate engagements without penalty, the size and scope of assignments, and general economic conditions. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Furthermore, the Company has, on occasion, experienced a seasonal pattern in its operating results, with a smaller proportion of the Company's revenues and lower operating income occurring in the fourth quarter of the year, or a smaller sequential growth rate than in other quarters.

   During the quarter ended June 30, 2000, the Company incurred certain pre-tax expenses that varied significantly from other quarters during the year ended December 31, 2000. The expenses aggregated $27.3 million and consisted of the following: $16.0 million litigation and settlement provisions, $9.3 million in merger-related and restructuring costs and $2.0 million for additional loss contingencies related to the further impairment of notes receivable from certain former Company officers. (See Note 3 to the Consolidated Financial Statements.)

   During the quarter ended December 31, 1999, the Company incurred certain pre-tax expenses that varied significantly from expense levels recorded in prior quarterly periods during the year. The aggregate of these expenses amounted to $46.8 million and consisted of the following: $20.0 million of additional costs of services, $14.5 million of incremental general and administrative expenses, $4.1 million of incremental depreciation, $2.3 million of incremental litigation settlement and $5.9 million of other incremental non-operating expenses. The higher fourth quarter 1999 pre-tax expenses were due primarily to incremental compensation expense to provide for competitive levels of incentive compensation and promote employee retention, write-downs of certain fixed assets, professional fees and other costs related to the settlement of certain then outstanding litigation, and allowance for uncollectible accounts. The increase in non-operating expenses for the fourth quarter was primarily the result of a loss contingency accrued at December 31, 1999 in the amount of $5.3 million, related to the impairment of notes receivable from certain former Company officers.

Liquidity and Capital Resources

Summary

   The Company had approximately $48.8 million in cash and cash equivalents at December 31, 2000, principally resulting from sales proceeds of certain divestitures and the reduction, via collections, of accounts receivable. The Company's balance sheet remains liquid at December 31, 2000 and does not have any debt. As of December 31, 2000, cash and cash equivalents represented 77% of working capital, an increase of 14% from the 63% ratio at December 31, 1999. Working capital, the excess of current assets over current liabilities, decreased $3.9 million from $67.6 million at December 31, 1999 to $63.7 million at December 31, 2000. The Company's days sales outstanding for continued operations was 84 days at December 31, 2000 compared to 114 days at December 31, 1999.

Cash Flow

   Net cash used by operating activities of continuing operations was $12.4 million for the year ended December 31, 2000. During the year, the primary sources of cash provided by operating activities was net income adjusted for non-cash charges of depreciation, amortization, former officers' notes impairment provision, stock compensation expense and loss on dispositions of discontinued operations. The net loss adjusted for these non-cash charges was $0.9 million. The Company's operating cash from continuing operations was primarily used for incentive compensation payments, acquisition-related payments and contingent employment payments pertaining to 1999 Acquisitions, which totaled $11.7 million. Accounts receivable provided $8.3 million for continuing operating cash flows as a result of the reduction in days sales outstanding. Operating cash flow was negatively affected by the net of a decrease of $11.0 million in other current liabilities, an increase of $7.7 million in income taxes receivable and the non-cash charge of $7.2 million relating to deferred income taxes.

   Net cash provided by investing activities of continuing operations was $52.8 million. The Company received $62.3 million of sales proceeds in consideration for several business unit divestitures. (See Note 6 to the Consolidated Financial Statements.) The Company used $8.7 million for capital spending to support growth in personnel and services. These investments included leasehold improvements, furniture and equipment for new leased facilities, and additional computer and related equipment for information management consulting services.

   Net cash used in financing activities of continuing operations was $11.3 million in 2000. During the year, the Company received net cash and related tax benefits of $2.3 million from transactions related to stock option exercises and employee stock purchases. The Company used $10.0 million to pay off borrowings on the line of credit facility and $3.6 million to purchase treasury shares. In addition, the Company received $6.2 million in connection with a non-taxable exchange of SDG stock for 1.6 million shares of the Company's Common Stock.

   As of December 31, 2000, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases. The total amount of operating lease payments in 2001 is expected to be approximately $8.9 million. Other lease commitments in 2001 are expected to be $2.7 million and are part of the restructuring plan.

   The Company's cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better) with maturity dates of 90 days or less.

Debt and Capital

   The Company maintains a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank. The line of credit bears interest at prime or LIBOR plus 1.0%. Under the agreement, the Company may borrow a maximum amount of up to 80% of eligible accounts receivable. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the terms of the agreement as of December 31, 2000. The Company did not have a balance outstanding under the line of credit at December 31, 2000. In February 2001, the Company amended the line of credit agreement with no substantive changes in the terms and conditions, except that the amended agreement expires on May 31, 2003.

   The Company believes that the current cash and cash equivalents, the future cash flows from operations and the $35.0 million line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of December 31, 2000.

Recently Issued Financial Accounting Standards

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. Subsequently, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for fiscal years beginning 2001. The Company does not currently have any derivative instruments or conduct any hedging activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

   The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio, classified as cash equivalents, and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of December 31, 2000, the Company's investments were primarily limited to fully collateralized, A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2001 than they did in 2000, the Company's interest income would be decreased by $0.1 million. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at December 31, 2000. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the London Interbank Offered Rate (LIBOR) or the prime rate. If interest rates average 25 basis points higher in 2001 than they did in 2000, the Company's interest expense would increase by less than $0.1 million. This amount is determined based on the amount of short-term debt at

December 31, 1999. The Company does not currently have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

Item 8. Consolidated Financial Statements and Supplemental Data.

   The Consolidated Financial Statements of the Company are annexed to the report as pages F-1 through F-27. An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Information required in response to this Item is incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 26, 2001, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's year ended December 31, 2000.

Item 11. Executive Compensation.

   Information required in response to this Item is incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 26, 2001, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required in response to this Item is incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 26, 2001, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions.

   Information required in response to this Item is incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 26, 2001, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2000.

                                    PART IV

Item 14 Exhibits, Financial Statements and Reports on Form 8-K.

   (a) The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The Financial Statement Schedule filed as part of this report is listed below.

   (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2000:

     (1) A Form 8-K dated December 5, 2000 reporting under Item 5 of Form 8-K the proposed settlement of shareholder class action lawsuit.

   (c) The exhibits filed as part of this report are listed below:

   a. Exhibits:


  Exhibit
    No.                                 Description
  -------                               -----------

  2.1      Asset Purchase Agreement dated as of September 29, 2000 among
           Navigant Consulting, Inc., LECG, Inc., LECG Holding Company, LLC and
           LECG, Inc. (9)
  3.1      Amended and Restated Certificate of Incorporation of the Registrant
           (1)
  3.2      Amendment No. 1 to Amended and Restated Certificate of Incorporation
           of the Registrant (2)
  3.3      Amendment No. 2 to Amended and Restated Certificate of Incorporation
           of the Registrant (3)
  3.4      Amended and Restated By-Laws of the Registrant (4)
  4.1      Form of Registration Agreement (6)
  4.2      Rights Agreement dated as of December 15, 1999 between the
           Registrant and American Stock Transfer & Trust Company, as Rights
           Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating
           Preferred Stock as Exhibit A, the form
           of Rights Certificate as Exhibit B and the Summary of Rights to
           Purchase Preferred Stock as
           Exhibit C)(7)
 10.1*+    The Metzler Group, Inc. Long-Term Incentive Plan
 10.2+     The Metzler Group, Inc. Employee Stock Purchase Plan (8)
 10.3+     Amendment No. 1 to The Metzler Group, Inc. Employee Stock Purchase
           Plan (6)
 10.4+     Amendment No. 2 to The Metzler Group, Inc. Employee Stock Purchase
           Plan (6)
 10.5      Amendment No. 3 to The Metzler Group, Inc. Employee Stock Purchase
           Plan (5)
 10.6+     Amendment No. 4 to The Metzler Group, Inc. Employee Stock Purchase
           Plan (5)
 10.7*+    Amendment No. 5 to The Metzler Group, Inc. Employee Stock Purchase
           Plan
 10.8+     Letter agreement dated February 1, 2000 between the Registrant and
           Phillip P. Steptoe (5)
 10.9*+    Employment Agreement and Amendment number 1 dated May 19, 2000 between the Registrant and William M. Goodyear.
 10.10*+   Employment Agreement dated May 19, 2000 between the Registrant and
           Ben W. Perks.
 21.1*     Significant Subsidiaries of the Registrant.
 23.1*     Consent of KPMG LLP

--------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(3) Incorporated by reference from the Registrant's Form 8-A12B filed with the SEC on July 20, 1999.
(4) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.
(5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 15, 1999.
(8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-30265) filed with the SEC on June 27, 1997.
(9) Incorporated by reference from the Registrant's Current Report on Form 8-K dated September 29, 2000.
*  Indicates filed herewith.

+ Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-K.

   b. Financial Statement Schedule:

     Report of Independent Auditors

     Schedule II: Valuation and Qualifying Accounts

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Navigant Consulting, Inc.

Date: March 12, 2001
                                                 /s/ William M. Goodyear
                                          By: _________________________________
                                                    William M. Goodyear
                                               Chairman and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
     /s/ William M. Goodyear         Chairman and Chief Executive    March 12, 2001
____________________________________  Officer and Director
        William M. Goodyear           (Principal Executive
                                      Officer)

         /s/ Ben W. Perks            Executive Vice President and    March 12, 2001
____________________________________  Chief Financial Officer
            Ben W. Perks              (Principal Financial and
                                      Accounting Officer)

     /s/ Thomas A. Gildehaus         Director                        March 12, 2001
____________________________________
        Thomas A. Gildehaus

        /s/ Peter B. Pond            Director                        March 12, 2001
____________________________________
           Peter B. Pond

      /s/ Samuel K. Skinner          Director                        March 12, 2001
____________________________________
         Samuel K. Skinner

       /s/ Carl S. Spetzler          Director                        March 12, 2001
____________________________________
          Carl S. Spetzler

  /s/ Governor James R. Thompson     Director                        March 12, 2001
____________________________________
     Governor James R. Thompson

                       INDEX TO THE FINANCIAL STATEMENTS

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Audited Consolidated Financial Statements as of December 31, 2000 and 1999, and for each of the three years ended December 31, 2000.

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

   We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Chicago, Illinois
February 19, 2001

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................  $  48,798     $ 42,345
  Accounts receivable, net...........................     55,012      116,100
  Prepaid expenses and other current assets..........      3,776        7,364
  Income tax receivable..............................        476        8,211
  Deferred income taxes..............................      3,351        2,385
                                                       ---------     --------
    Total current assets.............................    111,413      176,405
  Property and equipment, net........................     19,328       33,763
  Goodwill and intangible assets, net................     27,523      202,096
  Deferred income taxes..............................      3,708          --
  Other assets.......................................      1,510        2,412
                                                       ---------     --------
    Total assets.....................................  $ 163,482     $414,676
                                                       =========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Short-term debt....................................  $     --      $ 10,000
  Accounts payable and accrued liabilities...........     17,468       20,709
  Accrued compensation and project costs.............     18,933       58,425
  Other current liabilities..........................     11,356       19,673
                                                       ---------     --------
    Total current liabilities........................     47,757      108,807
Deferred income taxes................................        --           725
Other non-current liabilities........................        --         4,475
                                                       ---------     --------
    Total liabilities................................     47,757      114,007
                                                       ---------     --------
Stockholders' equity:
  Preferred stock, $.001 par value per share; 3,000
   shares authorized; no shares issued or
   outstanding.......................................        --           --
  Common stock, $.001 par value per share; 75,000
   shares authorized; 38,444 and 41,042 shares issued
   at December 31, 2000 and 1999, respectively.......         43           43
  Additional paid-in capital.........................    343,340      340,528
  Treasury stock.....................................    (63,541)     (52,811)
  Notes receivable from former officers..............        --        (2,583)
  Retained earnings (accumulated deficit)............   (163,903)      15,650
  Accumulated other comprehensive loss...............       (214)        (158)
                                                       ---------     --------
    Total stockholders' equity.......................    115,725      300,669
                                                       ---------     --------
    Total liabilities and stockholders' equity.......  $ 163,482     $414,676
                                                       =========     ========

        See accompanying notes to the consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      For the years ended
                                                         December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
Revenues......................................... $ 244,629  $219,491  $202,582
  Cost of services (excluding VRSP)..............   158,720   142,965   122,040
  Value sharing retention program cash
   compensation expense (VSRP)...................     5,890       --        --
                                                  ---------  --------  --------
Gross profit.....................................    80,019    76,526    80,542
  General and administrative expenses (excluding
   VRSP).........................................    59,846    58,742    43,194
  Value sharing retention program cash
   compensation expense (VSRP)...................       467       --        --
  Depreciation expense...........................     6,797     9,550     3,858
  Amortization expense...........................     4,573       900       --
  Merger-related and restructuring costs
   (credits).....................................    10,229      (881)    7,370
  Litigation and settlement provisions...........    16,500     2,335       --
  Stock option non-cash compensation expense.....       492     3,850       --
                                                  ---------  --------  --------
Operating income (loss) from continuing
 operations......................................   (18,885)    2,030    26,120
  Other income (loss), net.......................    (1,666)   (2,653)    2,053
                                                  ---------  --------  --------
Income (loss) from continuing operations before
 income taxes....................................   (20,551)     (623)   28,173
  Income tax expense (benefit)...................    (6,194)    1,534    19,920
                                                  ---------  --------  --------
  Net income (loss) from continuing operations...   (14,357)   (2,157)    8,253
                                                  ---------  --------  --------
Income (loss) from discontinued operations, net
 of income taxes.................................   (10,193)  (12,465)    7,328
(Loss) on dispositions of discontinued
 operations, net of income taxes.................  (155,003)      --        --
                                                  ---------  --------  --------
  Net income (loss).............................. $(179,553) $(14,622) $ 15,581
                                                  =========  ========  ========
Basic earnings (loss) per share:
  Net income (loss) from continuing operations... $   (0.35) $  (0.05) $   0.23
  Net income (loss) from discontinued operations. $   (0.25) $  (0.30) $   0.20
  (Loss) on dispositions of discontinued
   operations.................................... $   (3.79) $   0.00  $   0.00
  Net income (loss) per common share:............ $   (4.39) $  (0.35) $   0.43
Shares used in computing net income (loss) per
 basic share.....................................    40,895    41,601    36,476
Diluted earnings (loss) per share:
  Net income (loss) from continuing operations... $   (0.35) $  (0.05) $   0.22
  Net income (loss) from discontinued operations. $   (0.25) $  (0.30) $   0.19
  (Loss) on dispositions of discontinued
   operations.................................... $   (3.79) $   0.00  $   0.00
  Net income (loss) per common share:............ $   (4.39) $  (0.35) $   0.41
Shares used in computing net income (loss) per
 diluted share...................................    40,895    41,601    37,707

        See accompanying notes to the consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                       Notes
                                                                                    Receivable
                                                       Common                          from       Accumulated    Retained
                  Preferred Common  Treasury Preferred Stock  Additional Treasury  Stockholders/     Other       Earnings
                    Stock   Stock    Stock   Stock Par  Par    Paid-In    Stock       Former     Comprehensive (Accumulated
                   Shares   Shares   Shares    Value   Value   Capital     Cost      Officers    (Loss) Income   Deficit)
                  --------- ------  -------- --------- ------ ---------- --------  ------------- ------------- ------------
Balance at
December 31,
1997............     --     34,954                      $35    $ 56,580  $    --     $ (2,755)       $ (57)     $  15,412
Comprehensive
income..........                                                                                        27         15,581
Issuance of
common stock....             3,645                        4      96,965
Purchase of
common stock....              (595)                      (1)    (18,921)
Distributions...                                                                                                     (721)
Collection of
notes receivable
from
stockholders....                                                                        2,755
                     ---    ------   ------     ---     ---    --------  --------    --------        -----      ---------
Balance at
December 31,
1998............     --     38,004      --      --       38     134,624       --          --           (30)        30,272
Comprehensive
loss............                                                                                      (128)       (14,622)
Issuance of
common stock....             5,387                        5     215,160
Purchase of
common stock....              (263)  (2,086)                    (13,335)  (52,811)
Stock option
compensation
expense.........                                                  3,850
Issuance of
notes receivable
from
former officers.                                                                      (20,550)
Interest on
notes receivable
from
former officers.                                                    229                  (229)
Collection of
notes receivable
from former
officers........                                                                       12,929
Impairment of
notes receivable
from former
officers........                                                                        5,267
                     ---    ------   ------     ---     ---    --------  --------    --------        -----      ---------
Balance at
December 31,
1999............     --     43,128   (2,086)    --       43     340,528   (52,811)     (2,583)        (158)        15,650
Comprehensive
loss............                                                                                       (56)      (179,553)
Issuance of
common stock....               305                                2,320
Purchase of
treasury stock..                     (1,310)                               (4,555)        920
Nontaxable stock
exchange--
disposition of
business........                     (1,593)                               (6,175)
Stock option
compensation
expense.........                                                    492
Impairment of
notes receivable
from former
officers........                                                                        1,663
                     ---    ------   ------     ---     ---    --------  --------    --------        -----      ---------
Balance at
December 31,
2000............     --     43,433   (4,989)    --      $43    $343,340  $(63,541)   $    --         $(214)     $(163,903)
                     ===    ======   ======     ===     ===    ========  ========    ========        =====      =========
                      Total
                  Stockholders'
                     Equity
                  -------------
Balance at
December 31,
1997............    $  69,215
Comprehensive
income..........       15,608
Issuance of
common stock....       96,969
Purchase of
common stock....      (18,922)
Distributions...         (721)
Collection of
notes receivable
from
stockholders....        2,755
                  -------------
Balance at
December 31,
1998............      164,904
Comprehensive
loss............      (14,750)
Issuance of
common stock....      215,165
Purchase of
common stock....      (66,146)
Stock option
compensation
expense.........        3,850
Issuance of
notes receivable
from
former officers.      (20,550)
Interest on
notes receivable
from
former officers.          --
Collection of
notes receivable
from former
officers........       12,929
Impairment of
notes receivable
from former
officers........        5,267
                  -------------
Balance at
December 31,
1999............      300,669
Comprehensive
loss............     (179,609)
Issuance of
common stock....        2,320
Purchase of
treasury stock..       (3,635)
Nontaxable stock
exchange--
disposition of
business........       (6,175)
Stock option
compensation
expense.........          492
Impairment of
notes receivable
from former
officers........        1,663
                  -------------
Balance at
December 31,
2000............    $ 115,725
                  =============

       See accompanying notes to the consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Years ended December 31,
                                                -------------------------------
                                                   2000       1999       1998
                                                ----------  ---------  --------
Cash flows from operating activities:
  Net income (loss)............................ $ (179,553) $ (14,622) $ 15,581
  Adjustments to reconcile net income to net
   cash provided by (used in) continuing
   activities, net of acquisitions and
   dispositions:
    Loss from discontinued operations, net of
     income taxes..............................     10,193        --        --
    Loss on dispositions of discontinued
     operations, net of income taxes...........    155,003        --        --
    Depreciation expense.......................      6,797     13,460     4,876
    Amortization expense.......................      4,573     24,300       --
    Impairment of former officers' notes, net..      1,663      5,267       --
    Stock option non-cash compensation expense.        492      3,850     1,094
    Provision for bad debts....................      4,900     14,900     1,777
    Deferred income taxes......................     (7,194)   (10,970)     (107)
    Other, net.................................       (399)       404       --
    Changes in assets and liabilities:
      Accounts receivable......................      8,256    (19,543)  (20,917)
      Prepaid expenses and other current
       assets..................................        195      1,478    (3,467)
      Accounts payable and accrued liabilities.     (2,259)    (2,069)    7,291
      Accrued compensation and project costs...    (11,737)    10,591    11,029
      Income taxes receivable..................      7,735    (13,023)     (858)
      Other current liabilities................    (11,022)     3,426     4,907
                                                ----------  ---------  --------
Net cash provided by (used in) operating
 activities of:
  Continuing operations........................    (12,357)    17,449    21,206
  Discontinued operations......................    (23,238)       --        --
                                                ----------  ---------  --------
        Net cash provided by (used in)
         operating activities..................    (35,595)    17,449    21,206
                                                ----------  ---------  --------
Cash flows from investing activities:
  Purchases of property and equipment..........     (8,693)   (18,641)  (13,340)
  Acquisition of businesses, net of cash
   acquired....................................        --     (42,055)      --
  Divestitures of businesses, net of cash......     62,287        --        --
  Other, net...................................       (772)    (1,582)     (296)
                                                ----------  ---------  --------
Net cash provided by (used in) investing
 activities of:
  Continuing operations........................     52,822    (62,278)  (13,636)
  Discontinued operations......................        493        --        --
                                                ----------  ---------  --------
        Net cash provided by (used in)
         investing activities..................     53,315    (62,278)  (13,636)
                                                ----------  ---------  --------
Cash flows from financing activities:
  Issuance of common stock.....................      2,320     17,387    96,969
  Stock repurchases, net of obligations for
   deferred settlements........................     (3,635)   (40,011)  (18,922)
  Repayment of long-term debt..................        --        (322)     (319)
  Net repayments of short-term debt............    (10,000)    (2,584)   (8,242)
  Proceeds from short-term debt................        --      10,000       --
  Issuance of notes receivable from former
   officers....................................        --     (17,000)      --
  Payments of pre-acquisition undistributed
   income to stockholders......................        --         --     (6,079)
  Other, net...................................         48        --      2,755
                                                ----------  ---------  --------
        Net cash provided by (used in)
         financing activities of continuing
         operations............................    (11,267)   (32,530)   66,162
                                                ----------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................      6,453    (77,359)   73,732
Cash and cash equivalents at beginning of the
 year..........................................     42,345    119,704    45,972
                                                ----------  ---------  --------
Cash and cash equivalents at end of the year... $   48,798  $  42,345  $119,704
                                                ==========  =========  ========

        See accompanying notes to the consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

   Navigant Consulting, Inc. (the "Company") is a management consulting firm that provides services to government agencies, law firms, financial institutions, and related industries, as well as other Fortune 500 companies. The Company has two business units: Financial & Claims Consulting and Energy & Water Consulting. The Company is headquartered in Chicago, Illinois and has regional offices in various cities within the United States, and several international offices.

   During 2000, the Company eliminated three business units: Economic & Policy Consulting, Strategic Consulting and IT Solutions. (See Note 6, "Discontinued Operations.")

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may impact future results of operations and cash flows.

 Reclassification

   Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. During 2000, the Company discontinued certain business units. The Company has restated the results of operations for these businesses as discontinued operations. Accordingly, the revenues and expenses are included in "Income (loss) from discontinued operations, net of income taxes." (See Note 6, "Discontinued Operations.")

 Cash and Cash Equivalents

   Cash equivalents are comprised of highly liquid instruments with original maturity dates of 90 days or less.

 Property and Equipment

   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives, ranging from three to forty years, of the various classes of property and equipment. Amortization of leasehold improvements is computed over the shorter of the remaining lease term or the estimated useful life of the asset.

 Intangible Assets

   Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangibles include customer lists, workforce in place, knowledge capital, and non-compete agreements. Intangible assets are being amortized on the straight-line method over seven years.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

 Fair Value of Financial Instruments

   The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2000 and 1999.

 Revenue Recognition

   The Company recognizes revenues as the related services are provided. Certain contracts are accounted for on the percentage of completion method, whereby revenues are recognized based upon costs incurred in relation to total estimated costs at completion. A provision is made for the entire amount of estimated losses, if any, at the time when they are known.

 Stock-Based Compensation

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," which disclosures are presented in Note 9 "Long-Term Incentive Plan And The 2000 Value Sharing Retention Plan." Accordingly, the Company continues to account for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

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

   Prior to August 14, 1998, one of the Company's subsidiaries, Peterson Consulting, L.L.C. d/b/a Peterson Worldwide LLC (Peterson) was a limited liability company which, for income tax purposes, was treated as a partnership. Accordingly, the income of Peterson was reported on the individual income tax returns of its members and federal income taxes, as well as certain state income taxes, were the responsibility of its members. Subsequent to August 14, 1998, and based on events unrelated to its acquisition by the Company, Peterson elected C-corporation status, thereby subjecting its income to federal and certain state income taxes at the corporate level. As a result of its acquisition of Peterson, the Company has applied the provisions of SFAS No. 109, and has converted Peterson from the modified cash basis to the accrual basis for tax purposes. Due to temporary differences in recognition of revenue and expense, income for financial reporting purposes has exceeded income for tax reporting purposes. The conversion to the accrual basis, along with these temporary differences, resulted in the recognition of a one-time, non-cash charge of $7.2 million, which was recorded in 1998, the period in which the merger occurred.

 Foreign Currency Translation

   The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the period-end exchange rate, and revenue and expenses are translated using the average exchange rate for each period. The resulting translation gains or losses are recorded in a separate component of stockholders' equity as other comprehensive income.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

 Comprehensive Income (Loss)

   Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. It is presented in the consolidated statement of stockholders' equity. The Company's comprehensive loss for the year includes foreign currency translation loss in 2000 of $0.3 million and dispositions of accumulated foreign currency adjustments of $0.2 million, which is related to the divestitures of discontinued operations.

 Earnings per Share

   Basic earnings (loss) per share (EPS) excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of shares outstanding, plus all shares that could potentially be issued.

3. STOCKHOLDERS' EQUITY

 Secondary Public Offerings

   On March 2, 1998, the Company completed a secondary offering of its common stock. The Company issued 1.5 million shares, resulting in net proceeds of approximately $36 million. On November 19, 1998, the Company completed a secondary offering of its common stock in which an additional 1.5 million shares were sold, resulting in net proceeds of approximately $51 million.

 Employee Stock Purchase Plan

   During 1996, the Company implemented a plan that permits employees to purchase shares of the Company's common stock each quarter at 85% of the market value. The market value of shares purchased for this purpose is determined to be the lower of the closing market price on the first and last day of each calendar quarter. On November 30, 2000, the Employee Stock Purchase Plan was amended to, among other things, increase the total number shares authorized to be issued under the plan from 450,000 shares to 750,000 shares. The amendment also provided for subsequent annual increases of the total authorized shares by the lesser of 500,000 shares or 1.2 percent of the Company's then outstanding shares. The Company has issued 450,000 shares under the Plan through December 31, 2000.

 Treasury Stock Transactions

   On August 9, 1999, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company's common stock in open market or in privately negotiated transactions. In August and September of 1999, the Company repurchased a total of 0.5 million shares for $18.9 million in privately negotiated transactions. In November 1999, the Company repurchased
1.0 million shares for $20.8 million in open market transactions. Also in November 1999, the Company accepted 0.6 million shares with a then market value of $12.9 million as payment for the principal amount of certain notes plus accrued interest related to borrowings by Mr. Maher, the Company's Chairman and Chief Executive Officer at the time.

   In October 2000, the Board of Directors authorized the repurchase of up to
5.0 million shares of the Company's common stock, approximately 13% of the Company's then outstanding shares. In October 2000, the Company completed a nontaxable exchange of SDG stock for 1.6 million of the Company's shares, valued at approximately $6.2 million, as part of the transaction. In December 2000, the Company repurchased 1.1 million shares for $3.6 million in private transactions. Also in December 2000, the Company obtained 237,500 shares, valued at $0.9 million, for partial repayments of former officers' notes receivable. See also "Former Officers' Notes Receivable."

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

 Former Officers' Notes Receivable

   As of December 31, 1999, the Company held notes receivable from three former Company officers with an aggregate principal balance of $7.9 million. (See also Note 16, "Related Party Transactions.") The notes receivable arose from transactions whereby these individuals borrowed money from the Company to purchase a total of 200,000 shares of the Company's common stock from third parties, and 37,500 shares of common stock from the Company. The notes receivables were accompanied by pledge agreements, which pledged the shares as collateral security for repayment of the notes. In March 2000, the borrowers had either challenged the enforceability or declined to confirm their intention to comply with the terms of the notes. The Company accrued a loss contingency at December 31, 1999 in the amount of $5.3 million, representing the difference between the principal amount of the notes receivable and the value of the shares held by the Company as collateral. The $5.3 million was included as a non-operating charge within other expense in the consolidated statement of operations. During the year ended December 31, 2000, the Company recorded an additional $1.7 million to reflect further impairment of the market value of the former officers' notes. In December 2000, the Company obtained the 237,500 shares, valued at $0.9 million, and retired the shares in treasury.

 Stockholder Rights Plan

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

   Until the Distribution Date under the Rights Agreement, the surrender or transfer of any shares of common stock outstanding will also constitute the surrender or transfer of the Rights associated with such shares. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by the Company. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (subject to adjustment and payable in cash, common stock or other consideration deemed appropriate by the Company's Board of Directors) at any time until ten days following the Stock Acquisition Date under the Rights Agreement. Immediately upon the action of the Company's Board of Directors authorizing any redemption, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price. Until a Right is exercised, its holder, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

 Other Issuance of Common Stock

   All other issuance of common stock during the year 1998 through 2000 were related to business combinations and exercised stock options. See also Notes 5 and 9.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

4. BASIC AND DILUTED SHARES

   The following table provides a reconciliation of the computations of basic and diluted earnings (loss) per share information for each of the years in the three year period ended December 31, 2000.

                                                     Year ended December 31,
                                                    ----------------------------
                                                      2000       1999     1998
                                                    ---------  --------  -------
                                                      (amounts in thousands)
Numerator:
  Net income (loss)................................ $(179,533) $(14,622) $15,581
                                                    =========  ========  =======
Denominator:
  Weighted average shares outstanding..............    40,895    41,601   36,476
Effect of dilutive securities:
  Employee stock options...........................       --        --     1,231
                                                    ---------  --------  -------
Denominator for diluted earnings(loss) per share...    40,895    41,601   37,707
                                                    =========  ========  =======

   For the year ended December 31, 2000 and 1999, the weighted average effect of employee stock options was 0.3 million and 1.7 million shares, respectively. However, the Company incurred a loss in both years and the effect of these options was anti-dilutive, therefore those options were excluded from the calculation of the diluted per share amounts. In January 2001, the Company issued 1.9 million restricted shares, which are currently outstanding and have voting rights but are not vested. These restricted shares are excluded from basic per share calculations until vested. (See Note 9, "Long-Term Incentive Plan and The 2000 Value Sharing Retention Plan.")

5. BUSINESS COMBINATIONS

   On August 19, 1998, the Company issued 7.3 million shares of common stock for substantially all the outstanding common stock of LECG, Inc. (LECG). In connection with the acquisition of LECG, the Company acquired assets and assumed liabilities with book values of $49.8 million and $17.4 million, respectively. On August 31, 1998, the Company issued 5.6 million shares of common stock for substantially all of the outstanding common stock of Peterson. In connection with the acquisition of Peterson, the Company acquired assets and assumed liabilities with book values of $34.8 million and $24.7 million, respectively. Additionally, the Company completed the acquisitions of all of the common stock of American Corporate Resources, Inc. (ACR), AUC Management Consultants, Inc. (AUC), and Hydrologic Consultants, Inc. of California (HCI) as of April 3, 1998; The Vision Trust Marketing Group, LLC
(VTM) as of June 1, 1998; and Saraswati Systems Corporation (SSC) and Applied Health Outcomes, Inc. (AHO) as of September 1, 1998. In the aggregate for the ACR, AUC, HCI, VTM, SSC and AHO transactions, the Company issued 1.2 million shares of common stock. In connection with the acquisitions of ACR, AUC, HCI, VTM, SSC and AHO, the Company acquired assets and assumed liabilities with book values of $1.9 million and $1.4 million, respectively. All of the 1998 transactions were accounted for as poolings of interests accounting method of business combination. The Company's consolidated financial statements have been restated as if LECG, Peterson, AUC, HCI, SSC and AHO had been combined for all periods presented. Since dates of acquisition, certain companies have been discontinued. The revenues and expenses of LECG and SSC are included in "Income (loss) on discontinued operations, net of income taxes" on the Company's consolidated statements of operations for all years presented. The Company's statement of operations for the year ended December 31, 1998 includes net income totaling $5.5 million, from LECG, Peterson, AUC, HCI, SSC, and AHO, through the dates of acquisition. The stockholders' equity and the operations of ACR and VTM were not significant in relation to those of the Company. As such, the Company recorded the ACR and VTM transactions by restating stockholders' equity as of the dates of the acquisition without restating prior period financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The Company incurred significant costs and expenses in connection with these acquisitions, including legal, accounting, and other various expenses. These costs and expenses were recorded in the consolidated statements of operations during the third quarter of 1998.

   During 1999, the Company completed 11 acquisitions (collectively, the "1999 Acquisitions") in exchange for Company stock and cash having an aggregate value of $235.7 million. On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. (SDG), and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc. (GeoData) and Dowling Associates, Inc. (Dowling) in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On September 30, 1999, the Company completed its acquisition of the business operations and certain assets of PENTA Advisory Services LLC (PENTA) and the stock of Scope International, Inc. (Scope) for a total cash purchase price of $15.1 million. The purchase agreement for PENTA also provides for additional earnout payments, payable in cash or Company common stock, over the next four years contingent on future revenue growth and gross margin targets. The additional payments, if any, will be accounted for as additional goodwill. During 2000, additional goodwill of $2.0 million was recorded for the earnout provision of the PENTA purchase agreement. On October 1, 1999, the Company completed the acquisitions of the stock of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY for an aggregate cash purchase price of $3.3 million. On November 1, 1999, the Company completed the acquisition of the stock of The Barrington Consulting Group, Inc. (Barrington) in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The remaining liability related to the deferred cash payments is reflected in the consolidated balance sheet as of December 31, 2000 as $3.9 million of other current liabilities. The purchase agreement for Barrington, as amended in October 2000, also provides for additional cash payments of up to $10.5 million in the aggregate. These additional payments are contingent on continued employment by the Company of certain former Barrington shareholders and are payable in cash in two annual installments, the first of which was paid in October 2000. The contingent payments are being charged to expense ratably over the period of employment. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash. There were no pre-acquisition intercompany transactions between the Company and the 1999 Acquisitions.

   The 1999 Acquisitions have been accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the dates of acquisition. Certain assets acquired of $46.2 million and liabilities assumed of $36.9 million have been recorded at their estimated fair values. The excess of cost over the net assets acquired of approximately $226.4 million has been recorded as intangible assets, including goodwill. The allocation of the excess cost over the net assets acquired to identifiable intangible assets and goodwill was based upon independent appraisals, as were the estimated useful lives. The estimated lives range from between one and twenty years, and approximate, on a straight-line basis, an average life of seven years.

   As discussed further in Note 6 "Discontinued Operations," the Company disposed of certain businesses that were unprofitable or not complementary to its core operations. The discontinued operations include the following 1999 Acquisitions discussed above: Strategic Decisions Group, Inc., Triad International, Inc., GeoData Solutions, Inc., Dowling Associates, Inc., Brooks International AB, Brooks International SARL and SPRL, Brooks International Consulting OY, and Glaze Creek Partner LLC. The revenues and expenses for the above-mentioned companies have been reclassified to "Income (loss) from discontinued operations, net of income taxes" for all periods presented since dates of acquisition. The operating results of Barrington, PENTA and Scope are included in continuing operations.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The following unaudited pro forma financial information presents the combined results of operations as if the remaining 1999 Acquisitions had occurred as of January 1, 1999, after giving effect to certain adjustments. The adjustments include the amortization of goodwill and other intangibles, compensation expense accrual of contingent payments stipulated in acquisition agreements, a reduction in interest income, and the related income tax effects with respect to said adjustments. The pro forma information is for informational purposes only. The information presented does not necessarily reflect the results of operations that would have occurred had the acquisitions been completed as of January 1, 1999, nor are they indicative of future results.

                                                                        1999
                                                                      --------
      Revenues....................................................... $240,754
      Cost of services...............................................  164,093
                                                                      --------
      Gross profit...................................................   76,661
      General and administrative expenses............................   61,855
      Depreciation expense...........................................    9,800
      Amortization expense...........................................    4,520
      Other charges, net.............................................    5,304
      Non-operating charges..........................................    4,173
                                                                      --------
      Loss from continuing operations before income taxes............   (8,991)
      Income tax benefit.............................................     (782)
                                                                      --------
      Net loss from continuing operations............................   (9,773)
      Loss from discontinued operations..............................  (12,465)
                                                                      --------
      Net loss....................................................... $(22,238)
                                                                      ========
      Net loss per diluted share..................................... $  (0.53)
                                                                      ========

6. DISCONTINUED OPERATIONS

   In May 2000, the Company developed plans and identified certain operating units and other entities for disposition, and implemented plans to restructure the remaining operating units. The Company has made three large strategic divestitures in 2000: Economics & Policy Consulting, Strategic Consulting and IT Solutions.

 Economics & Policy Consulting

   The Company completed the sale of LECG to a team of senior LECG professionals in a management buy-out for $45.0 million, principally in cash and notes receivable, on September 29, 2000. The agreement provides for other contingent consideration, including a $5.0 million deferred sale price payment. No value was given to contingent deferred payments when calculating the gain on disposition. This contingent deferred sale price payment is based on certain employees' retention on, or prior to, the first anniversary of the closing date.

 Strategic Consulting

   In October 2000, the Company completed a nontaxable exchange of SDG stock for the Company's stock with a then current value of approximately $6.2 million. In addition, the Company received $16.0 million in cash related to this transaction. The assets of Glaze Creek were included in this transaction.

   The Company has shut down the operations of Triad International through employee terminations and has sold certain Triad International assets to the remaining employees, including client engagements in process. The purchasers also assumed certain liabilities in connection with this disposition, which was completed in June 2000. In consideration for the sale, the Company is entitled to $2.5 million in contingent deferred payments. No value was given to the contingent deferred payments when calculating the loss on disposition.

   The Company is attempting to sell to either management or various interested third parties the operations of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY and expects this process to be completed during 2001.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

 IT Solutions

   In July 2000, the Company sold GeoData Solutions for $9 million cash, and retained all accounts receivable, which had an estimated realizable value of approximately $4.1 million at July 1, 2000. The Company shut down the operations of SSC and Dowling Associates during the third quarter of 2000.

   The Economics & Policy Consulting, Strategic Consulting and IT Solutions operating segments are accounted for as discontinued operations. Summarized results of discontinued businesses are shown separately as discontinued operations in the accompanying consolidated financial statements.

   Certain information with respect to discontinued operations is summarized as follows (in thousands):

                                                       2000      1999     1998
                                                     --------  --------  -------
      Revenues:
        Economics & Policy Consulting............... $ 60,029  $ 76,489  $69,221
        Strategic Consulting........................   35,288    65,836      --
        IT Solutions................................   15,557    35,878   15,823
                                                     --------  --------  -------
      Total revenues................................  110,874   178,203   85,044
                                                     --------  --------  -------
      Income (loss) from discontinued operations....  (13,794)   (5,172)  13,045
      Income tax expense (benefit)..................   (1,877)    7,293    5,717
                                                     --------  --------  -------
        Net income (loss)........................... $(11,917) $(12,465) $ 7,328
                                                     ========  ========  =======

   Results of discontinued operations for the year ended December 31, 2000 only includes amortization of associated intangible assets through the measurement date of April 30, 2000. The above results include $1.7 million of net loss (excludes amortization expenses) for the period May 1, 2000 through disposition dates.

   The loss on dispositions for the year ended December 31, 2000 includes the following (in thousands):

      Book value of net assets in excess of proceeds, including
       intangible assets of $162,346.................................  $138,181
        Net pre-tax loss on discontinued operations for the period
         May 1, 2000 through the expected disposition dates..........     3,597
        Expenses associated with asset disposals (including $5,861 in
         severance-related expenses).................................     8,407
                                                                       --------
        Pre-tax loss on dispositions.................................   150,185
        Income tax provision.........................................     4,818
                                                                       --------
        Loss on dispositions.........................................  $155,003
                                                                       ========

7. MERGER-RELATED AND RESTRUCTURING COSTS (CREDITS)

   In May 2000, the Company replaced its Chief Executive Officers and subsequently implemented a strategic review and restructuring that included discontinuance and dispositions of several operating units, restructuring of its remaining core operations and streamlining of its administrative support staff. Accordingly, the Company recorded restructuring costs of $10.2 million for the year ended December 31, 2000. The Company offered involuntary severance packages to approximately 140 consulting, executive and administrative employees in its continuing operations. The Company recorded $6.0 million in severance-related costs associated with these reductions in force. The Company also recorded $4.2 million of expense associated with facility closings, space reduction and office consolidation.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   In 1999, the Company recorded $0.2 million of expense in 1999 for employee separations associated with consolidation of certain accounting and human resources functions. At December 31, 1999, the Company reviewed the merger-related accruals and determined that certain amounts previously accrued were no longer necessary given subsequent acquisition activity and changes in the Company's organizational structure. The results of operations for 1999 reflect a benefit of $1.1 million for the reversal of the previously accrued amounts. During 1999, the Company increased the accrual for restructuring charges and merger-related costs by $3.0 million related to the 1999 Acquisitions, which were accounted for under the purchase method of accounting for business combinations. These costs were reflected as purchase price adjustments and, as such, increased the amount of goodwill. In 1998, the Company incurred restructuring charges and merger-related costs of $7.4 million related to the acquisition of Peterson, which was accounted for as a pooling of interest transaction. These costs included legal, accounting and other acquisition-related fees and expenses, as well as accruals to consolidate certain facilities.

   The restructuring charges and merger-related costs were determined based on formal plans approved by the Company's management using the best information available at the time. The amounts the Company may ultimately incur may change as the balance of the Company's restructuring plan is executed. The activity affecting the accrual for restructuring charges and merger-related costs during 2000, 1999 and 1998 is as follows (shown in thousands):

                               Direct
                             transaction Facilities Workforce   Other
                                costs     closings  reductions  costs    Total
                             ----------- ---------- ---------- -------  -------
   Year ended December 31,
    1998:
     Charges to operations.    $ 4,915    $ 1,281    $   --    $ 1,174  $ 7,370
     Reclassified to
      discontinued
      operations...........      2,723      2,319        --        366    5,408
     Utilized..............     (4,434)      (239)       --     (1,655)  (6,328)
                               -------    -------    -------   -------  -------
   Balance at December 31,
    1998...................      3,204      3,361        --       (115)   6,450

   Year ended December 31,
    1999:
     Charges to operations.        --         --         245       --       245
     Changes in estimates..       (680)      (540)       --         94   (1,126)
     Purchase price
      adjustments..........      2,425        350        255       --     3,030
     Utilized..............     (4,803)      (232)      (879)      --    (5,914)
     Reclassified to
      discontinued
      operations...........       (146)      (115)       915        21      675
                               -------    -------    -------   -------  -------
   Balance at December 31,
    1999...................        --       2,824        536       --     3,360
   Year ended December 31,
    2000:
     Charges to operations.        --       4,259      5,970       --    10,229
     Utilized..............                (2,275)    (5,461)      --    (7,736)
     Reclassified to
      discontinued
      operations...........                (1,312)       --        --    (1,312)
                               -------    -------    -------   -------  -------
   Balance at December 31,
    2000...................    $   --     $ 3,496    $ 1,045   $   --   $ 4,541
                               =======    =======    =======   =======  =======


8. SEGMENT INFORMATION

   Beginning January 1, 2000, the Company adopted a managerial reporting structure with five operating divisions which represent five reportable segments: Energy & Water Consulting, Financial & Claims Consulting, Economic & Policy Consulting, Strategic Consulting and IT Solutions. The latter three operating segments have been discontinued and disposed of as of December 31, 2000. (See Note 6, "Discontinued Operations.") Accordingly, operating results from continuing operations for the years presented have been restated to reflect the Financial & Claims Consulting and Energy & Water Consulting reportable segments.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Financial & Claims Consulting provides information management, technology services, damages analysis, business and property valuation, regulatory compliance, outsourcing, claims management, and litigation and bankruptcy support services to a variety of financial and insurance institutions, law firms and governmental agencies. Energy & Water Consulting provides management consulting, merger and acquisition consulting, regulatory compliance, and generation asset divestiture, energy market assessment, strategic resource allocation, and distribution management services to electric and gas utility companies.

   The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between the periods. All intercompany transactions between segments have been eliminated. Information on the Company's continuing operations for the years ended December 31, 2000, 1999 and 1998 have been summarized as follows (in thousands):

                                                     2000      1999      1998
                                                   --------  --------  --------
      Revenues:
        Financial & Claims Consulting............  $151,282  $124,785  $112,058
        Energy & Water Consulting................    93,347    94,706    90,524
                                                   --------  --------  --------
          Combined segment revenues..............  $244,629  $219,491  $202,582
                                                   ========  ========  ========
      Operating profit:
        Financial & Claims Consulting............  $ 19,524  $ 10,658  $ 12,774
        Energy & Water Consulting................    11,457    10,600    20,716
                                                   --------  --------  --------
          Combined segment operating profit......  $ 30,981  $ 21,258  $ 33,490
                                                   --------  --------  --------
      Operating Profit and Statement of
       Operations reconciliation:
      Unallocated:
        Corporate general and administrative
         expenses previously allocable to
         discontinued operations.................  $  2,537  $  5,243  $    --
        Other non recurring general and
         administrative expenses.................     3,289     6,739       --
        Acquisition related compensation expense.     5,889     1,042       --
        Value sharing retention program cash
         compensation expense....................     6,357       --        --
        Amortization expense.....................     4,573       900       --
        Merger-related and restructuring costs
         (credits)...............................    10,229      (881)    7,370
        Litigation and settlement provisions.....    16,500     2,335       --
        Stock option compensation expense........       492     3,850       --
        Other expense (income)...................     1,666     2,653    (2,053)
                                                   --------  --------  --------
          Sub-total..............................    51,532    21,881     5,317
                                                   --------  --------  --------
      Income (loss) from continuing operations
       before income tax expense.................  $(20,551) $   (623) $ 28,173
                                                   ========  ========  ========

   Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating divisions generally on the basis of consulting fee revenue. The Company incurred $3.3 million of non-recurring legal and infrastructure-related computer costs and personnel related costs in the year ended December 31, 2000, which were not allocated to any operating divisions.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   For the year ended December 31, 1999, the Company incurred $6.7 millin of non-recurring legal, accounting and depreciation costs. The depreciation charge was to the write-down of the recorded asset values of certain computer equipment, software and the Company's corporate headquarters. (See Note 14, "Property and Equipment.")

   The following unaudited pro forma 1999 financial information presents the combined 1999 revenues and operating profits for each segment as if the 1999 Acquisitions included in continuing operations had occurred as of January 1, 1999. Accordingly, the Financial & Claims Consulting segment includes Barrington and PENTA. The pro forma 1999 financial information includes adjustments for the amortization of goodwill and other intangibles, compensation expense accruals of contingent payments related to acquisition agreements, a reduction in interest income, and the related income tax effects.

      Revenues:
        Financial & Claims Consulting................................. $146,048
        Energy & Water Consulting.....................................   94,706
                                                                       --------
        Combined pro forma revenues................................... $240,754
                                                                       ========
        Operating Profit:
        Financial & Claims Consulting................................. $ 11,888
        Energy & Water Consulting.....................................   10,600
                                                                       --------
        Combined pro forma segment operating profit................... $ 22,488
                                                                       ========

   Pro forma 1999 Operating Profit and Statement of Operations reconciliation:

      Unallocated:
        Corporate general and administrative expenses previously
         allocable to discontinued operations......................... $ 5,243
        Other non recurring general and administrative expenses.......   6,739
        Acquisition related compensation expense......................   5,500
        Amortization expense..........................................   4,520
        Restructuring credit..........................................    (881)
        Litigation and settlement provisions..........................   2,335
        Stock option compensation expense.............................   3,850
        Other expense.................................................   4,173
                                                                       -------
          Sub-total...................................................  31,479
                                                                       -------
      Pro forma loss from continuing operations before income tax expense........................................................ $(8,991)
                                                                       =======

9. LONG-TERM INCENTIVE PLAN AND THE 2000 VALUE SHARING RETENTION PLAN

   On June 30, 1996, the Company adopted a Long-Term Incentive Plan that provides for common stock, common stock-based, and other performance incentives to employees, consultants, directors, advisors, and independent contractors of the Company. The Long-Term Incentive Plan was approved by a vote of the Company's stockholders in July 1999.

   In general, options issued under the Long Term Incentive Plan were issued at the fair market value at the dates of grant, have a ten-year term and become vested and thus exercisable in annual installments over a four year period following the date of grant. However, the plan permits the Compensation Committee, or the chief executive officer as its delegate, to vary such terms and conditions, including granting nonqualified options at

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES prices below fair market value at the date of grant. The Company has determined, based in part on the absence of contemporaneous documentation, that 0.3 million nonqualified options issued to a total of sixteen individuals were issued at prices below fair market value. Accordingly, the Company has recorded an expense of $3.5 million and $0.5 million in 1999 and 2000, respectively, for stock option compensation expense attributable to such options. The amount charged to expense represents the aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options. The amount charged to expense has been amortized over the relevant vesting periods.

   In July 2000, the Company completed an employee stock option exchange that was been offered to all current employees, other than executive management, for employee retention purposes. Employees tendered 6.4 million options, with an average exercise price of approximately $28 per share. These employees were granted 2.7 million options in exchange for the tendered options. The number of exchanged options granted each employee was based on, among other factors, a formula that considered the exercise prices of the tendered options. The new options have an exercise price of $5.9375, which was $1.00 above the market price as of the tender date. The new options will vest 10% each quarter, beginning March 01, 2001.

   In August 2000, the Company adopted a comprehensive monetary and equity incentive program (the Value Sharing Retention Program -- "Retention Program") to retain certain senior level employees. This feature covers approximately 30% of the employee population. The Company obtained new non-compete covenants and extensions of current non-compete covenants for the majority of the participants under this incentive value sharing retention program. The program includes approximately $20.0 million in cash, 1.9 million restricted shares, and 4.8 million options at an exercise price of $3.9375, which was equal to the market price as of September 1, 2000. The cash and equity incentives are designed to vest in stages over a 4 year period. The cash incentives vest over a 12-month period commencing on September 1, 2000. The retention program has scheduled cash payments of four equal installments beginning December 1, 2000 and, continuing every three months to September 1, 2001. The Company paid the first installment totaling $4.8 million on December 1, 2000. The restricted shares vest 33% per year beginning September 2001, and the option grants vest 10% on the date of grant and 5% per quarter thereafter through March 2004. The Company issued 1.9 million restricted shares to retention program participants during the first quarter 2001.

   As of December 31, 2000, the Company had 7.7 million options outstanding at a weighted average exercise price of $6.39 per share. As of December 31, 2000,
1.7 million options were exercisable at a weighted average exercise price of $8.63 per share. As of December 31, 2000, 2.1 million options are subject to variable accounting.

   The following table summarizes stock option activity for the years ended December 31, 2000, 1999 and 1998:

                                  2000             1999             1998
                            ----------------- ---------------- ----------------
                            Number   Weighted Number  Weighted Number  Weighted
                              of     average    of    average    of    average
                            shares   exercise shares  exercise shares  exercise
                            (000's)   price   (000's)  price   (000's)  price
                            -------  -------- ------  -------- ------  --------
   Options outstanding at
    beginning of year......   8,213   $29.15   5,510   $24.19  2,623    $16.53
   Granted.................  10,141     6.59   4,481    32.68  3,849     28.47
   Exercised...............     (18)    3.01    (696)   17.98   (361)    13.07
   Forfeited............... (10,674)   23.92  (1,082)   25.24   (601)    24.90
                            -------   ------  ------   ------  -----    ------
   Options outstanding at
    end of year............   7,662   $ 6.39   8,213   $29.15  5,510    $24.19
                            =======           ======           =====
   Options exercisable at
    year end...............   1,702   $ 8.63     676   $19.31    138    $14.41
                            =======           ======           =====

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The following table summarizes information regarding stock options outstanding at December 31, 2000 and 1999:

                                         2000                         1999
                             ---------------------------- ----------------------------
                                       Weighted Remaining           Weighted Remaining
                             Number of average  exercise  Number of average  exercise
                               shares  exercise  period     shares  exercise   period
   Range of exercise price    (000's)   price    (years)   (000's)   price    (years)
   -----------------------   --------- -------- --------- --------- -------- ---------
   $ 0.00 to $ 4.99........    4,966    $ 3.92     9.6
   $ 5.00 to $ 9.99........    1,816      6.06     8.2
   $10.00 to $15.99........      340     12.36     2.1
                               -----    ------     ---      -----    ------     ---
   $ 0.00 to $15.99
    subtotal...............    7,122    $ 4.87     8.9        790    $12.17     4.6
                               -----    ------     ---      -----    ------     ---
   $16.00 to $25.99........      176     21.77     2.7        737     21.23     6.0
   $26.00 to $35.99........      354     28.49     6.6      5,656     29.03     8.8
   $36.00 to $45.99........        9     42.96     8.4        307     43.71     9.5
   $46.00 to $55.99........        1     46.38     8.7        723     50.53     9.1
                               -----    ------     ---      -----    ------     ---
   $0.00 to $55.99 Total...    7,662    $ 6.39     8.7      8,213    $29.15     8.2
                               =====    ======     ===      =====    ======     ===

   The following table summarizes information regarding stock options exercisable at December 31, 2000:

                                                                       Weighted
                                                             Number of average
                                                              shares   exercise
      Range of exercise price                                 (000's)   price
      -----------------------                                --------- --------
      $ 0.00 to $ 4.99......................................     732    $ 3.92
      $ 5.00 to $ 9.99......................................     438      5.72
      $10.00 to $15.99......................................     318     12.43
      $16.00 to $25.99......................................      98     20.09
      $26.00 to $35.99......................................     116     29.35
                                                               -----    ------
      $0.00 to $35.99 Total.................................   1,702    $ 8.63
                                                               =====    ======

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related to interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for those option grants where the exercise price is equal to the fair market value at the date of grant. The Company would have incurred compensation expense had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this methodology, the Company's compensation expense would have been increased by $12.1 million, $18.3 million and $4.6 million, net of related income taxes, for the years ended December 31, 2000, 1999 and 1998, respectively. As a result, the Company's pro forma net income (loss) available to common stockholders and net income (loss) per basic and diluted shares would have been reduced to the pro forma amounts indicated below (shown in thousands, except per share amounts):

                                                     2000       1999     1998
                                                   ---------  --------  -------
      Earnings, as reported:
        Net income (loss)......................... $(179,553) $(14,622) $15,581
        Net income (loss) per basic share......... $   (4.39) $  (0.35) $  0.43
        Net income (loss) per diluted share....... $   (4.39) $  (0.35) $  0.41
      Earnings, fair value method:
        Net income (loss), with compensation
         expense from fair value options.......... $(191,642) $(32,941) $10,990
        Fair value method net income (loss) per
         basic share.............................. $   (4.69) $  (0.79) $  0.30
        Fair value method net income (loss) per
         diluted share............................ $   (4.69) $  (0.79) $  0.29

   The weighted average fair value of options granted in 2000, 1999 and 1998 was $2.77, $12.04, and $5.68, respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the model for grants made in 2000, 1999 and 1998:

                                                               2000  1999  1998
                                                               ----  ----  ----
      Expected volatility.....................................  92%   75%   45%
      Risk free interest rate................................. 5.2%  5.5%  5.0%
      Dividend yield..........................................   0%    0%    0%
      Contractual or expected lives (years)................... 6.8   8.5   2.8

10. EMPLOYEE BENEFIT PLANS

   The Company maintained profit sharing and savings plans for several operating subsidiaries through December 31, 2000. Eligible employees may contribute a portion of their compensation to their respective operating subsidiary's plan. Effective February 2000, the Company amended the profit sharing and savings plans of all operating subsidiaries to provide employer matching contributions for all participants. The Company matches in an amount equal to 100% of the employees' current contributions, up to a maximum of 3% of the employees' total eligible compensation and limited to $5,100 per participant. The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company contributions to the various plans were $2.3 million, $1.9 million and $1.0 million in the years ended December 31, 2000, 1999 and 1998, respectively.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

11. SHORT-TERM AND LONG-TERM DEBT

   The Company maintains a line of credit agreement, unsecured, in the amount of $35.0 million. Under the agreement, the Company may borrow a maximum amount of up to 80% of eligible accounts receivable. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company did not have a balance outstanding under the agreement at December 31, 2000. At December 31, 1999, the Company had $10.0 million outstanding thereunder. The Company had no long-term debt outstanding as of December 31, 2000. In February 2001, the Company amended the line of credit agreement with no substantive changes in the terms and conditions, except that the amended agreement expires on May 31, 2003.

   At December 31, 2000, the Company had letters of credit of $2.0 million outstanding. The letters of credit expire at various dates through July 2010.

12. LEASE COMMITMENTS

   The Company leases its office facilities and certain equipment under operating lease arrangements that expire at various dates through 2012. The Company leases office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. In addition, the Company leases equipment under noncancelable operating leases.

   Future minimum annual lease payments of continuing operations, for the years subsequent to 2000 and in the aggregate are as follows (shown in thousands):

      Year ending December 31,                                         Amount
      ------------------------                                         -------
      2001............................................................ $ 8,932
      2002............................................................   8,452
      2003............................................................   6,316
      2004............................................................   5,194
      2005............................................................   5,173
      Thereafter......................................................  22,840
                                                                       -------
                                                                       $56,907
                                                                       =======

   In addition, the Company has other lease commitments for the years subsequent to 2000 and in the aggregate totaling $15.3 million. As part of the restructuring plan, the Company decided to terminate such leases and has reserved for the associated costs within the facilities closings reserve. (See
Note 7, "Merger-related and Restructuring Costs (Credits).")

   Rent expense for operating leases entered into by the Company and charged to continuing operations amounted to $11.3 million for 2000, $8.5 million for 1999 and $8.3 million for 1998.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

13. INCOME TAX EXPENSE (BENEFIT)

   Income tax expense (benefit) consists of the following (shown in thousands):

                                                         For the year ended
                                                            December 31,
                                                       -------------------------
                                                        2000     1999     1998
                                                       -------  -------  -------
      Federal:
        Current......................................  $(1,901) $ 5,373  $13,556
        Deferred.....................................   (4,075)  (5,681)   2,546
                                                       -------  -------  -------
          Total......................................   (5,976)    (308)  16,102
                                                       -------  -------  -------
      State:
        Current......................................       82    2,872    3,228
        Deferred.....................................     (944)  (1,316)     590
                                                       -------  -------  -------
          Total......................................     (862)   1,556    3,818
                                                       -------  -------  -------
      Foreign........................................      644      286      --
                                                       -------  -------  -------
          Total federal, state and foreign income tax
           expense (benefit).........................  $(6,194) $ 1,534  $19,920
                                                       =======  =======  =======

   Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income (loss) from continuing operations before income taxes as follows:

                                                        For the year ended
                                                           December 31,
                                                        -----------------------
                                                        2000    1999     1998
                                                        ------ -------   ------
      Federal income tax expense at statutory rate.....  35.0%    35.0%   35.0%
      State income tax at statutory rate, net of
       federal tax benefits............................   4.2    (17.9)    8.0
      Foreign income taxes.............................   0.2      0.2     --
      Effect of nontaxable interest income and
       dividends.......................................   0.4     90.1    (1.7)
      Effect of non-deductible merger-related costs....   --     (34.7)    4.2
      Effect of non-deductible amortization expense....  (4.7)   (29.8)    --
      Effect of non-deductible stock compensation
       expense.........................................  (0.8)  (216.5)    --
      Effect of conversion from cash to accrual method
       of accounting for acquired company..............   --       --     22.4
      Effect of non-deductible meals and entertainment
       expenses........................................  (2.1)   (72.0)    0.1
      Effect of other non-deductible expenses..........  (2.1)    (0.9)    2.7
                                                        -----  -------   -----
                                                         30.1%  (246.5)%  70.7%
                                                        =====  =======   =====

   The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $0.02 million, $4.9 million and $3.3 million in 2000, 1999, and 1998, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effect of these differences are as follows (shown in thousands):

                                                                December 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
      Deferred tax assets attributable to:
        State income taxes..................................... $ (480) $ (121)
        Allowance for uncollectible accounts receivables.......  2,022   4,379
        Restructuring costs ...................................  1,707     --
        Former officers' notes.................................  1,393   2,239
        Insurance related costs................................    440     865
        Depreciation expense ..................................  3,718     248
        Compensation expense ..................................    691     443
        Other..................................................     42    (489)
                                                                ------  ------
      Total deferred tax assets................................  9,533   7,564
                                                                ------  ------
      Deferred tax liabilities attributable to:
        Adjustment resulting from changes in the method of
         accounting used for tax purposes......................  2,176   6,435
        Other..................................................    298    (531)
                                                                ------  ------
      Deferred tax liabilities.................................  2,474   5,904
                                                                ------  ------
      Net deferred tax assets ................................. $7,059  $1,660
                                                                ======  ======

   The Company has not recorded a valuation allowance as it believes it is more likely than not that the net deferred tax asset is recoverable.

14. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

 Accounts Receivable

   The components of accounts receivable as of December 31 were as follows (shown in thousands):

                                                               2000      1999
                                                             --------  --------
      Billed amounts ....................................... $ 44,037  $ 86,849
      Engagements in process................................   20,496    45,581
      Allowance for uncollectible accounts..................   (9,521)  (16,330)
                                                             --------  --------
                                                             $ 55,012  $116,100
                                                             ========  ========

   As of December 31, 1999, net accounts receivable for continuing operations was $68.3 million.

   Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

 Property and Equipment

   Property and equipment as of December 31 consisted of (shown in thousands):

                                                               2000      1999
                                                             --------  --------
      Land and buildings.................................... $  3,421  $  3,421
      Furniture, fixtures and equipment.....................   28,321    40,444
      Software..............................................    4,361    10,241
      Leasehold improvements................................    7,575     5,714
                                                             --------  --------
      Property and equipment, at cost.......................   43,678    59,820
      Less: accumulated depreciation and amortization.......  (24,350)  (26,057)
                                                             --------  --------
        Property and equipment, net......................... $ 19,328  $ 33,763
                                                             ========  ========

   In December 1999, the Company made a decision to dispose of its corporate headquarters land and building. At such time, the Company re-evaluated the carrying amount of the asset and estimated the net realizable value through an independent appraisal. The Company has recorded additional depreciation expense of $1.1 million to reflect the impairment in value.

   Based upon a comprehensive review of the Company's long-lived assets, the Company recorded a non-cash charge to depreciation expense of $3.0 million in 1999. This charge reflects the write-down of a portion of the recorded asset values of certain computer equipment and software. No additional assets were deemed to be impaired.

 Goodwill and Intangible Assets

   The excess of the cost of the 1999 Acquisitions over the net assets acquired, including goodwill of approximately $226.4 million, was recorded as intangible assets in 1999. The allocation of the excess of the cost over the net assets acquired to identifiable intangible assets and goodwill was based upon independent appraisals, as were the related estimated useful lives. Related to the disposition of certain business units, see Note 6 "Discontinued Operations," the Company charged $162.3 million to discontinued operations in the second quarter ended June 30, 2000. As of December 31, 2000, the Company recorded goodwill and contingent earnout liabilities of $2.0 million under the provisions of the PENTA purchase agreement. As of December 31, goodwill and other intangible assets (shown in thousands) consisted of :

                                                               2000      1999
                                                              -------  --------
      Goodwill............................................... $22,831  $ 96,906
      Less--accumulated amortization.........................  (4,767)  (10,401)
                                                              -------  --------
        Goodwill, net........................................  18,064    86,505
      Intangible assets:
      Customer lists.........................................   4,470    49,565
      Employee workforce.....................................   2,355    33,455
      Non-compete agreements.................................   4,575    25,570
      Other..................................................     --     20,900
                                                              -------  --------
      Total intangible assets................................  11,400   129,490
      Less: accumulated amortization.........................  (1,941)  (13,899)
                                                              -------  --------
        Intangible assets, net ..............................   9,459   115,591
                                                              -------  --------
        Goodwill and intangible assets, net.................. $27,523  $202,096
                                                              =======  ========

   The Company periodically examines the carrying value of its goodwill and other intangible assets to determine whether there is any impairment. If indicators of impairment were present, and future cash flows were

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES not expected to be sufficient to recover the assets' carrying amounts, an impairment loss would be charged to expense in the period identified. As of December 31, 2000, no event has been identified that would indicate an impairment in the carrying value of the goodwill and other intangible assets.

 Accounts Payable and Accrued Liabilities

   The components of accounts payable and accrued liabilities (shown in thousands) as of December 31 were as follows:

                                                                 2000    1999
                                                                ------- -------
      Accounts payable ........................................ $ 6,223 $ 7,052
      Accrued liabilities .....................................   3,831  10,297
      Accrued restructuring costs .............................   4,541   3,360
      Accrued disposition costs ...............................   2,873     --
                                                                ------- -------
                                                                $17,468 $20,709
                                                                ======= =======

 Accrued Compensation and Project Costs

   The components of accrued compensation and project costs (shown in thousands) as of December 31 were as follows:

                                                                 2000    1999
                                                                ------- -------
      Accrued payroll-related costs............................ $ 5,645 $ 7,966
      Accrued benefit-related costs............................   1,368   2,585
      Accrued incentive-related costs..........................  10,293  32,201
      Deferred acquisition compensation........................   1,627     705
      Accrued contractor fees and related costs................     --   14,968
                                                                ------- -------
                                                                $18,933 $58,425
                                                                ======= =======

 Other Current Liabilities

   The components of other current liabilities (shown in thousands) as of December 31 were as follows:

                                                                 2000    1999
                                                                ------- -------
      Non-contingent acquisition liabilities................... $ 3,875 $ 3,875
      Contingent earnout liabilities...........................   1,980     --
      Deferred rent............................................   1,064     591
      Capital lease obligations................................     633   1,052
      Deferred revenue.........................................     859  11,611
      Other liabilities........................................   2,945   2,544
                                                                ------- -------
                                                                $11,356 $19,673
                                                                ======= =======

15. SUPPLEMENTAL CASH FLOW INFORMATION

   Total interest paid during the years ended December 31, 2000, 1999 and 1998 was $0.7 million, $0.4 million and $0.7 million, respectively. Total income taxes paid during the years ended December 31, 2000, 1999 and 1998 were $6.2 million, $27.6 million and $17.7 million, respectively.

   In October 2000, the Company exchanged SDG stock for 1.6 million shares of the Company's stock, valued at $6.2 million, in conjunction with the sale of SDG. (See Note 6, "Discontinued Operations.")

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   As of December 31, 2000, the Company recorded goodwill and contingent earnout liabilities of $2.0 million for certain revenue and gross margin targets met under the provisions of the PENTA purchase agreement.

   During the first quarter of 1999, the Company issued 4.2 million shares of common stock (valued at the time at approximately $181.0 million) for substantially all of the outstanding common stock of four companies acquired in transactions accounted for by the purchase method of accounting for business combinations. In addition to the $42.1 million of cash used to acquire certain businesses during 1999, the Company entered into commitments for deferred cash payments of $7.8 million, payable in two equal annual installments. (See also Note 5, "Business Combinations.")

   In April 1999, certain of the Company's then officers borrowed $3.5 million from the Company to exercise certain then vested options. In November 1999, the Company received 605,684 shares of the Company's common stock, with a then market value of $12.9 million, in lieu of cash as payment for the principal amount of certain loans, plus accrued interest. (See also Note 16, "Related Party Transactions.")

16. RELATED PARTY TRANSACTIONS

   In 1999 five non-employees related by blood or marriage to Mr. Maher received stock option grants from Mr. Maher. Mr. Maher informed the Company that each of these persons provided services to the Company from time to time and received no other compensation for those services. In addition, one other individual not employed by the Company, but who was an employee of an unrelated company owned or controlled by Mr. Maher, received stock option grants. Mr. Maher has informed the Company that this individual provided certain services to the Company from time to time. These persons are among sixteen as to whom the Company has determined that their options were issued at prices below fair market value. (See also Note 9.)

   In April 1999, Mr. Maher, the Company's then Chairman and Chief Executive Officer, borrowed $2.7 million from the Company so that he could exercise his then vested options. Mr. Maher exercised all 112,500 of his then vested options at an exercise price of $24.00 per share. In August 1999, Mr. Maher borrowed an additional $10 million from the Company. The applicable interest rate for this loan was 5.75%, payable annually. In November 1999, the Company received from Mr. Maher 605,684 shares of the Company's common stock, with a then market value of $12.9 million, as payment for the principal amount of the loans plus accrued interest.

   In November 1999, the Company entered into an agreement with Mr. Maher, pursuant to which, among other things, Mr Maher agreed to provide certain consulting services to the Company over a two year period, including providing information about past transactions or other matters as to which he may be familiar, and the Company agreed to pay Mr. Maher twenty-four monthly payments of $25,000. The Company ceased making said payments after paying one installment in December 1999.

   As previously disclosed, in April 1999 Mr. Cain and Mr. Demirjian, respectively the Company's Chief Administrative Officer and the Company's General Counsel at that time, each borrowed $425,063 from the Company to exercise 18,750 options at an exercise price of $22.67 per share. The notes which evidence these borrowings were full recourse, were due on or before the third anniversary date and bore interest at a rate equal to 5.75%, payable annually. The notes were accompanied by pledge agreements which pledged the exercised option shares as collateral security for repayment of the notes. In late August 1999, Mr. Cain, Mr. Demirjian, and Mr. Kingsbury, the Company's Chief Financial Officer at that time, borrowed $2.625 million, $2.625 million and $1.75 million, respectively, from the Company, related to their purchases of 75,000, 75,000 and 50,000 shares, respectively, of the Company's common stock from third parties at $35 per share. The notes which evidenced these borrowings were full recourse, were due on or before the third anniversary date, and bore interest at a rate of 5.75%, payable annually. These notes were accompanied by pledge agreements which pledged the

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES shares as collateral security for repayment of the notes. In early 2000, Messrs. Cain, Demirjian and Kingsbury each challenged the enforceability or declined to confirm their intention to comply with the terms of the notes, and subsequently each defaulted on interest payments when due. In December 2000 the Company declared Messrs. Cain, Demirjian and Kingsbury to be in default with respect to each of their notes and subsequently pursuant to the pledge agreements the Company took back into treasury the total 237,500 shares pledged as collateral at the then-current market value. The Company has cancelled all of Mr. Kingsbury's remaining indebtedness, pursuant to a settlement agreement. The Company has also cancelled $2.0 million of Mr. Cain's indebtedness.

   Gov. Thompson, one of the Company's directors, is Chairman of the law firm of Winston & Strawn. Winston & Strawn has provided in the past and may provide us in the future with legal representation. Total payments related to services rendered were $1.1 million and $0.6 million in 2000 and 1999, respectively.

17. LITIGATION

   As previously disclosed, in August 2000 the Company agreed with the appointed lead plaintiff, the Policemen and Firemen Retirement System of the City of Detroit, to settle for $23.0 million the consolidated securities law class actions then pending in the Northern District of Illinois (the "Consolidated Class Actions"), subject to court approval and certain other conditions. The settlement calls for the dismissal, with prejudice, of the Consolidated Class Actions and a release of the Company and the Company's former and current officers and directors, among others. Under the final settlement agreement, the Company has contributed $16.5 million into escrow, pending such approval, and one of its insurers has contributed $6.5 million under an agreement reached with the Company which is also subject to certain conditions. The Company is seeking to recover from said insurer an additional $0.5 million as reimbursement for certain attorneys' fees.

   In November 2000, the Court granted its preliminary approval for the proposed settlement. Pursuant to this order, notice was provided to the Class and the court established certain deadlines in February 2001 for Class members to opt-out of or to object to the proposed settlement. These deadlines have now passed. Nine persons have timely opted out of the proposed settlement. Four objections have been filed. The Court has scheduled a hearing on March 22, 2001 with respect to the fairness and final approval of the proposed settlement. The Company will vigorously support the terms of the proposed settlement of the Consolidated Class Actions and will vigorously oppose the objections.

   In addition, from time to time, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of these lawsuits or claims cannot be predicted with certainty, management does not believe that any of those lawsuits or claims will have a material adverse affect on the Company.

                        REPORT OF INDEPENDENT AUDITORS'

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

   Under date of February 19, 2001, we reported on the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000 as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

   In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Chicago, Illinois
February 19, 2001

                                  SCHEDULE II

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 2000, 1999 and 1998
                            (amounts in thousands)

                                      Balance at Charged                Balance
                                      beginning     to                  at end
Description                            of year   expenses Deductions(1) of year
-----------                           ---------- -------- ------------- -------
Year ended December 31, 2000
 Allowance for doubtful accounts.....  $16,330   $ 4,900    $(11,709)   $ 9,521
Year ended December 31, 1999
 Allowance for doubtful accounts.....  $ 8,126   $14,900    $ (6,696)   $16,330
Year ended December 31, 1998
 Allowance for doubtful accounts.....  $ 7,592   $ 2,058    $ (1,524)   $ 8,126

--------
(1) Represent write-offs of bad debts and disposal of allowance related to divestitures. In 2000, $5.1 million relates to divestitures.