Form 10-Q
period 2001-03-31
NAVIGANT CONSULTING INC
filed 2001-05-14
CIK 1019737

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

            As of and for the quarterly period ended March 31, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of May 14, 2001, 40.1 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NAVIGANT CONSULTING, INC.

                          PERIOD ENDED MARCH 31, 2001

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements............................................   2
  Notes to Unaudited Consolidated Financial Statements....................   5
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  13

PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  14
  Item 4. Submission of Matters to a Vote.................................  14
  Item 6. Exhibits and Reports on Form 8-K................................  14
SIGNATURES................................................................  15

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................  $ 30,120     $ 48,798
  Accounts receivable, net.............................    55,621       55,012
  Prepaid expenses and other current assets............     5,443        3,776
  Income taxes receivable..............................       --           476
  Deferred income taxes................................     4,002        3,351
                                                         --------     --------
    Total current assets...............................    95,186      111,413
  Property and equipment, net..........................    19,526       19,328
  Goodwill and intangible assets, net..................    34,559       27,523
  Deferred income taxes................................     3,282        3,708
  Other assets.........................................     1,459        1,510
                                                         --------     --------
    Total assets.......................................  $154,012     $163,482
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities.............  $ 10,568     $ 17,468
  Accrued compensation related costs...................    15,498       18,933
  Income taxes payable.................................     1,978          --
  Other current liabilities............................     9,236       11,356
                                                         --------     --------
    Total current liabilities..........................    37,280       47,757
Other non-current liabilities..........................     1,500          --
                                                         --------     --------
    Total liabilities..................................    38,780       47,757
Stockholders' equity:
  Preferred stock......................................       --           --
  Common stock.........................................        44           43
  Additional paid-in capital...........................   352,555      343,340
  Deferred compensation--restricted stock..............    (6,792)         --
  Treasury stock.......................................   (65,740)     (63,541)
  Accumulated deficit..................................  (164,551)    (163,903)
  Accumulated other comprehensive loss.................      (284)        (214)
                                                         --------     --------
    Total stockholders' equity.........................   115,232      115,725
                                                         --------     --------
    Total liabilities and stockholders' equity.........  $154,012     $163,482
                                                         ========     ========

   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               Three months
                                                              ended March 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
Revenues....................................................  $62,877  $65,842
  Consulting services expense...............................   39,533   41,760
  VSRP cash compensation expense--consultants...............    4,402      --
  Stock-based compensation expense--consultants (note 9)....    1,866      --
                                                              -------  -------
Gross margin................................................   17,076   24,082
  General and administrative expenses.......................   14,001   15,019
  Depreciation expense......................................    1,577    1,771
  Amortization expense......................................    1,270    1,130
  VSRP cash compensation expense--other.....................      350      --
  Stock-based compensation expense--other (note 9)..........      552      184
                                                              -------  -------
Operating income (loss) from continuing operations..........     (674)   5,978
  Other income, net.........................................      463       44
                                                              -------  -------
Income (loss) from continuing operations before income
 taxes......................................................     (211)   6,022
  Income tax expense........................................      437    2,935
                                                              -------  -------
  Income (loss) from continuing operations..................     (648)   3,087
                                                              -------  -------
Loss from discontinued operations, net of income taxes (note
 10)..........................................................    --     7,267
                                                              -------  -------
  Net loss..................................................  $  (648) $(4,180)
                                                              =======  =======
Basic earnings (loss) per share:
  Income (loss) from continuing operations..................  $ (0.02) $  0.08
  Loss from discontinued operations.........................      --   $ (0.18)
  Net loss..................................................  $ (0.02) $ (0.10)
Shares used in computing basic earnings (loss) per share....   38,441   41,119
Diluted earnings (loss) per share:
  Income (loss) from continuing operations..................  $ (0.02) $  0.08
  Loss from discontinued operations.........................      --   $ (0.18)
  Net loss..................................................  $ (0.02) $ (0.10)
Shares used in computing diluted earnings (loss) per share..   38,441   41,119
Other comprehensive loss:
  Foreign currency translation adjustment...................  $   (70) $   (73)
  Comprehensive loss........................................  $  (718) $(4,253)

   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Three months
                                                             ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $   (648) $ (4,180)
  Adjustments to reconcile net loss to net cash used in
   operating activities, net of acquisition:
    Depreciation expense...................................    1,514     2,645
    Amortization expense...................................    1,270     8,090
    Stock-based compensation expense.......................    2,394       184
    Deferred income taxes..................................     (225)   (1,223)
    Changes in assets and liabilities:
      Accounts receivable..................................     (609)  (10,213)
      Prepaid expenses and other current assets............   (1,681)     (277)
      Accounts payable and accrued liabilities.............   (6,899)   (6,590)
      Accrued compensation related costs...................   (3,435)  (28,394)
      Income taxes.........................................    2,455     8,321
      Other current liabilities............................   (1,972)   (4,673)
                                                            --------  --------
Net cash used in operating activities......................   (7,836)  (36,310)
                                                            --------  --------
Cash flows from investing activities:
  Purchases of property and equipment......................   (1,518)   (4,000)
  Acquisition of business..................................   (5,300)      --
  Payment of contingent acquistion liabilities.............   (1,980)      --
  Other, net...............................................     (220)      (54)
                                                            --------  --------
Net cash used in investing activities......................   (9,018)   (4,054)
                                                            --------  --------
Cash flows from financing activities:
  Issuance of common stock.................................      362       778
  Stock repurchases........................................   (2,186)      --
  Proceeds from short-term debt............................      --        960
                                                            --------  --------
Net cash provided by (used in) financing activities........   (1,824)    1,738
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (18,678)  (38,626)
Cash and cash equivalents at beginning of the period.......   48,798    42,345
                                                            --------  --------
Cash and cash equivalents at end of the period............. $ 30,120  $  3,719
                                                            ========  ========

   See accompanying notes to the unaudited consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of results of operations for these interim periods.

   The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

   These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2000 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 12, 2001.

   "Navigant" is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant
International, Inc. and the Company's use of "Navigant" is made under license from Navigant International, Inc.

Note 2. Acquisitions

   On March 1, 2001, the Company acquired the assets of Barba-Arkhon International, Inc. ("Barba-Arkhon") for $8.3 million, which consisted of $5.3 million cash at closing and $3.0 million notes payable due in two equal annual installments. Founded in 1983, Barba-Arkhon provides project program management and claims analysis services for construction, governmental and institutional projects. The Barba-Arkhon acquisition has been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition.

Note 3. Segment Information

   The Company is comprised of two business segments: Financial & Claims Consulting and Energy & Water Consulting.

   The Financial & Claims Consulting business segment is comprised of advisors and consultants who specialize in assisting clients with the financial, economic, accounting and information aspects of its engagements. This practice unit provides consulting services such as data management, quality control, business and property valuation, research and analysis, litigation support and expert testimony, bankruptcy and solvency management, outsourcing, and claims management.

   The Energy & Water Consulting business segment is comprised of advisors and consultants who provide services to all areas of the energy industry. This unit assists its clients in all stages of the energy business cycle: from generation to transmission to distribution to retail supply. These services include, among others, management consulting, regulatory compliance, merger and acquisition consulting, generation asset divestiture, energy market assessment, strategic resource allocation and distribution management. This business unit also provides planning and engineering services to the water industry.

   The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between the periods. All intercompany transactions between segments have been eliminated. Information on the Company's continuing operations for the three months ended March 31, 2001 and 2000 have been summarized (shown in thousands) as follows:

                                                               For the three
                                                               months ended
                                                                 March 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
Revenues:
  Financial & Claims Consulting.............................. $35,732  $42,791
  Energy & Water Consulting..................................  27,145   23,051
                                                              -------  -------
    Combined segment revenues................................ $62,877  $65,842
                                                              =======  =======
Operating profit:
  Financial & Claims Consulting.............................. $ 3,839  $ 7,777
  Energy & Water Consulting..................................   5,510    2,101
                                                              -------  -------
    Combined segment operating profit........................ $ 9,349  $ 9,878
                                                              =======  =======

Operating Profit and Statement of Operations reconciliation:

Unallocated:
  Corporate general and administrative expenses previously
   allocable to discontinued operations...................... $   --   $ 1,024
  Other non-recurring general and administrative expenses....     380      --
  Acquisition-related compensation expense...................   1,203    1,562
  VSRP cash compensation expense.............................   4,752      --
  Amortization expense.......................................   1,270    1,130
  Stock-based compensation expense...........................   2,418      184
  Other income...............................................    (463)     (44)
                                                              -------  -------
    Sub-total................................................   9,560    3,856
                                                              -------  -------
Income (loss) from continuing operations before income tax
 expense..................................................... $  (211)   6,022
                                                              =======  =======

   Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating segments on the basis of consulting fee revenues.

Note 4. Basic and Diluted Shares

   The components of basic and diluted shares (shown in thousands) were as follows:

                                                                   Three months
                                                                    ended March
                                                                        31,
                                                                   -------------
                                                                    2001   2000
                                                                   ------ ------
      Weighted average shares outstanding......................... 38,441 41,119
      Employee stock options and restricted shares................    --     --
                                                                   ------ ------
      Diluted shares.............................................. 38,441 41,119
                                                                   ====== ======

   In January 2001, the Company issued 1.9 million restricted shares, which are currently outstanding and have voting rights but are not vested. These restricted shares are excluded from basic earnings per share calculations until vesting occurs. For the three months ended March 31, 2001 and 2000, the weighted average effect of employee stock options and restricted shares were
2.9 million and less than 0.1 million, respectively. However, the Company incurred a net loss in the respective periods; therefore, those options were excluded from the calculation of diluted per share amounts.

Note 5. Restructuring Costs

   The activity affecting the accrual for restructuring costs, which is included in accrued liabilities, for the three months ended March 31, 2001 is as follows (shown in thousands):

                                                  Facilities Workforce
                                                    costs    reductions  Total
                                                  ---------- ---------- -------
      Balance at December 31, 2000...............   $3,496     $1,045   $ 4,541
        Utilized.................................     (773)      (887)   (1,660)
                                                    ------     ------   -------
      Balance at March 31, 2001..................   $2,723     $  158   $ 2,881
                                                    ======     ======   =======

   The costs the Company may ultimately incur may change as the balance of the Company's restructuring plan is executed.

Note 6. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

   The components of accounts receivable (shown in thousands) were as follows:

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
      Billed amounts.................................... $ 39,650     $44,037
      Engagements in process............................   26,207      20,496
      Allowance for uncollectible accounts..............  (10,236)     (9,521)
                                                         --------     -------
                                                         $ 55,621     $55,012
                                                         ========     =======

   Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

Goodwill and Intangible Assets:

   The Barba-Arkhon acquisition included $8.2 million of goodwill, the excess of the cost over the fair value of net assets acquired, which has been recorded at the date of acquisition. Goodwill and other intangible assets (shown in thousands) consisted of:

                                                           March    December 31,
                                                          31, 2001      2000
                                                          --------  ------------
      Goodwill...........................................  $31,138    $22,831
      Less--accumulated amortization.....................   (5,634)    (4,767)
                                                          --------    -------
        Goodwill, net....................................   25,504     18,064
      Intangible assets:
      Customer lists.....................................    4,470      4,470
      Employee workforce.................................    2,355      2,355
      Non-compete agreements.............................    4,575      4,575
                                                          --------    -------
                                                            11,400     11,400
      Less: accumulated amortization.....................   (2,345)    (1,941)
                                                          --------    -------
        Intangible assets, net...........................    9,055      9,459
                                                          --------    -------
        Goodwill and intangible assets, net.............. $ 34,559    $27,523
                                                          ========    =======

   The Company periodically examines the carrying value of its goodwill and other intangible assets to determine whether there is any impairment. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amounts, an impairment loss would be charged to expense in the period identified. As of March 31, 2001, no event has been identified that would indicate an impairment in the carrying value of the goodwill and other intangible assets.

Note 7. Supplemental Consolidated Cash Flow Information

   Total interest paid during the three months ended March 31, 2001 and 2000 was $0.03 million and $0.3 million, respectively. Total income taxes paid during three months ended March 31, 2001 and 2000 were $1.5 million and $2.1 million, respectively. Total income tax refunds during the three months ended March 31, 2001 and 2000 were $3.7 million and $6.5 million, respectively.

   During the first quarter of 2001, the Company issued $3.0 million in notes payable in the Barba-Arkhon acquisition. (See note 2, Acquisitions).

   For the three months ended March 31, 2001, the Company recorded $0.7 million for deferred compensation related to restricted stock.

Note 8. Treasury Stock Repurchases

   In October 2000, the Board of Directors authorized the repurchase of up to
5.0 million shares of the Company's common stock. In the first quarter 2001, the Company repurchased 0.3 million shares for $2.2 million. The Company has repurchased a total of 1.4 million shares for $5.8 million since October 2000.

Note 9. Stock-based Compensation Expense

   Stock-based compensation expense related to stock appreciation rights, exchanged stock options, Value Sharing Retention Program ("VSRP") stock options and restricted shares awarded to the Company's employees. The expense primarily resulted from the increase in the Company's stock price above grant or exercise prices of the associated awards. The Company's stock price was $6.66 as of March 31, 2001.

   As of March 31, 2001, the Company had 9.5 million options and restricted shares outstanding. Of the outstanding options, 2.1 million stock options are subject to variable accounting and the stock-based compensation expense has been recorded accordingly. As of March 31, 2001, the Company had 1.9 million stock options that were exercisable. The Company issued 1.9 million restricted shares with grant price of $3.875. These restricted shares vest through December 31, 2003. Accordingly, the Company recorded stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term. In the year 2000, the Company awarded 200,000 stock appreciation rights at $5.00 per right. For the three months ended March 31, 2001, the Company recorded stock-based compensation expense for the increase in stock price above the stated price of the rights.

Note 10. Discontinued Operations

   In May 2000, the Company developed plans and identified certain operating units and other entities for disposition, and implemented plans to restructure the remaining operating units. The Company made three large strategic divestitures in 2000: Economics & Policy, Strategic Consulting and IT Solutions.

 Economics & Policy

   The Company completed the sale of LECG to a team of senior LECG professionals in a management buy-out for $45 million, principally in cash and notes receivable, on September 29, 2000. The agreement provides for other contingent consideration, including a $5 million deferred sale price payment. No value was given to contingent deferred payments when calculating the gain on disposition. This contingent deferred sale price payment is based on certain employees' retention on, or prior to, the first anniversary of the closing date.

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

   In the first quarter 2001, the Company sold the operations of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY for nominal cash value and future contingent deferred payments.

 IT Solutions

   In July 2000, the Company sold GeoData Solutions for $9 million cash, and retained all accounts receivable, which had an estimated realizable value of approximately $4.1 million at July 1, 2000. The Company shut down the operations of SSC and Dowling Associates during the third quarter of 2000.

   Certain information with respect to discontinued operations is summarized as follows (shown in thousands):

                                                              Three months ended
                                                                March 31, 2000
                                                              ------------------
      Revenues:
        Economics & Policy...................................      $19,033
        Strategic Consulting.................................       14,627
        IT Solutions.........................................        7,938
                                                                   -------
      Total revenues.........................................       41,598
                                                                   -------
      Loss from discontinued operations......................        7,472
      Income tax benefit.....................................         (205)
                                                                   -------
        Net loss.............................................      $ 7,267
                                                                   =======

Item 2.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Continuing Operations

   The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                                   Three
                                                                  months
                                                                ended March
                                                                    31,
                                                                -------------
                                                                2001    2000
                                                                -----   -----
      Revenues................................................. 100.0%  100.0%
        Consulting services expense............................  62.9    63.4
        VSRP cash compensation expense--consultants............   7.0     0.0
        Stock-based compensation expense--consultants..........   3.0     0.0
                                                                -----   -----
      Gross margin.............................................  27.1    36.6
        General and administrative expenses....................  22.3    22.8
        Depreciation expense...................................   2.5     2.7
        Amortization expense...................................   2.0     1.7
        VSRP cash compensation expense--other..................   0.6     0.0
        Stock-based compensation expense--other................   0.9     0.3
                                                                -----   -----
      Operating income (loss) from continuing operations.......  (1.2)    9.1
        Other income, net......................................   0.7     0.1
                                                                -----   -----
      Income (loss) from continuing operations before income
       taxes...................................................  (0.5)    9.2
        Income tax expense.....................................   0.7     4.5
                                                                -----   -----
      Income (loss) from continuing operations.................  (1.2)    4.7
                                                                -----   -----
      Loss from discontinued operations, net of income taxes...  (0.0)   11.0
                                                                -----   -----
      Net loss.................................................  (1.2)%  (6.3)%
                                                                =====   =====

2001 Compared to 2000--For the three month period ended March 31.

   Revenues. Revenues are primarily a function of billable hours and consultant headcount. In the first quarter 2001, revenues decreased $2.9 million, or 4.4%, to $62.9 million in 2001 from $65.8 million in 2000. In February 2001, the Company managed and closed a successful auction of a client's electric generating plants, which yielded commission revenue for the Company of $9.0 million. Excluding this commission revenue, revenues for the three months ended March 31, 2001 would have been $53.9 million, a decrease of $11.9 million, or 18.1%, from the $65.8 million generated in the first quarter March 31, 2000. This decrease is primarily attributed to 10% headcount reduction in the consulting staff as a result of the Company's restructuring of its core operations last year.

   Consulting Services Expense. Consulting services expense includes consultant wages and benefits, direct project-related expenses and client development expenses. Consulting services expense decreased $2.3 million, or 5.5%, to $39.5 million in 2001 from $41.8 million in 2000. For the three months ended March 31, 2001, consulting services expense includes $2.3 million in sales commission expense related to its consultants who managed the successful auction in February 2001. Excluding the sales commission expense, consulting services expense decreased $4.6 million, or 11%, and is attributed to a reduction of the consulting staff.

   VSRP Cash Compensation Expense--Consultants. VSRP cash compensation expense is the cash compensation component of the Value Sharing Retention Program. For the three months ended March 31, 2001, VSRP cash compensation expense was $4.4 million, or 7% of revenues. The Value Sharing Retention Program was implemented in September 2000 and therefore there is no expense for the comparable three-month period last year. The cash component of the retention program ends in the third quarter of 2001.

   Stock-based Compensation Expense--Consultants. Stock-based compensation expense--consultants includes non-cash compensation expense related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. This non-cash expense resulted from the increase in the Company's stock price above grant or exercise prices of the associated stock option awards and a pro-rata allocation of restricted share compensation over the vesting period.

   Gross Margin. Gross margin includes revenues reduced by consulting services, VSRP cash compensation and stock-based compensation expenses. Gross margin decreased 9.5% as of percentage of revenues, or $7.0 million, from 36.6% for the three months ended March 31, 2000, to 27.1% for the three months ended March 31, 2001. The decrease in the gross margin percentage is primarily attributed to the implementation of the Value Sharing Retention Program and stock-based compensation.

   General and Administrative Expenses. General and administrative expenses include corporate management and administrative wages and benefits, facility related costs, bad debt provisions, corporate professional fees, and all other corporate and business support costs. General and administrative expenses decreased $1.0 million, or 6.7%, to $14.0 million for the three months ended March 31, 2001, from $15.0 million for the same three-month period in 2000. The decrease is attributed to a 23% administrative headcount reduction as result of management restructuring its core operations. In May 2000, as a part of the restructuring plan, the Company streamlined its administrative support staff of its core operations.

   Amortization Expense. For the three months ended March 31, 2001, amortization expense increased $0.2 million to $1.3 million from $1.1 million for the first quarter of 2000. The increase is primarily due to the amortization of goodwill of Barba-Arkhon acquired on March 1, 2001.

   Stock-based Compensation Expense--Other. Stock-based compensation expense includes non-cash compensation expense related to stock appreciation rights, exchange stock options, VSRP stock options and restricted shares awarded to corporate management and administrative support staff. This non-cash expense resulted from the increase in the Company stock price above grant or exercise prices of the associated stock option and stock right awards and a pro-rata allocation of restricted share compensation over the vesting period.

   Other Income. Other income includes the combination of interest income, interest expense and other non-operating income and expenses. Other income increased $0.4 million to $0.5 million for the three months ended March 31, 2001 compared to $0.1 million for the three months ended March 31, 2000. The increase in other income is related to more interest income and less interest expense for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Income tax expense. Income tax expense decreased $2.5 million to $0.4 million for the three months ended March 31, 2001, from $2.9 million in the first quarter 2000. The decrease is due to lower continuing operating income in 2001 than 2000.

Net Loss. Net loss for the three months ended March 31, 2001 was $0.6 million compared to a net loss of $4.2 million for the three months ended March 31, 2000. Included in the net loss for the first quarter 2000 was a loss of $7.3 million from discontinued operations. These operations were sold in the third and fourth quarter 2000 and therefore were not included in the operating results for the three months ended March 31, 2001. When the results from discontinued operations are excluded for continuing operation analysis, the Company had income of $3.1 million for the first quarter 2000 compared to a loss of $0.6 million for the first quarter 2001, a decrease in income of $3.7 million. The reduction in income is attributed to the implementation of the VSRP and stock-based compensation and lower income taxes as a result of lower pre-tax income.

Liquidity and Capital Resources

Summary

The Company had approximately $30.1 million in cash and cash equivalents at March 31, 2001 compared to $48.8 million at December 31, 2000. Working capital, the excess of current assets over current liabilities, was $57.9 million compared to $63.7 million at December 31, 2000. The Company's balance sheet remains liquid at March 31, 2001 and has notes payable of $3.0 million related to the Barba-Arkhon acquisition. The Company's days sales outstanding for continuing operations was 80 days at March 31, 2001 compared to 84 days at December 31, 2000.

Cash Flow

Net cash used in operating activities was $7.8 million for the quarter ended March 31, 2001. The primary uses of cash for operating activities were related to accounts payable and accrued liabilities, prepaid expenses and other current assets, and accrued compensation-related costs. During the first quarter 2001, the Company disbursed accounts payable payments for normal operating activities, which were not due as of December 31, 2000. In addition, during the first quarter 2001, the Company paid final severance installments to employees under the restructuring and discontinued operations plans. At the beginning of the first quarter, the Company renewed and prepaid its annual business, general and professional liability insurance coverage. The outflow in accrued compensation-related costs was related to VSRP payments and bonus amounts paid in the first quarter. These outflows and others were partially offset by a $3.7 million in income tax refunds.

Net cash used in investing activities was $9.0 million, primarily due to acquisition-related transactions. A $5.3 million investment in the acquisition of Barba-Arkhon (see note 2 to the Unaudited Consolidated Financial Statements) and $2.0 million disbursement for PENTA's contingent acquisition agreement were made during the quarter. In addition, the Company used $1.5 million for capital spending to support growth in personnel and services.

Net cash used in financing activities was $1.8 million. During the quarter, the Company used $2.2 million to purchase treasury shares. Also, the Company received net cash and related tax benefits of $0.4 million from transactions related to stock options exercised and stock purchased by employees.

As of March 31, 2001, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases and the $3.0 million note payable under the Barba-Arkhon purchase agreement.

The Company's cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Debt and Capital

The Company maintains a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank. The line of credit bears interest at prime or LIBOR plus 1.0%. Under the agreement, the Company may borrow a maximum amount of up to 85% of eligible accounts receivable. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the terms of the agreement as of March 31, 2001 and December 31, 2000. The Company did not have a balance outstanding under the line of credit at March 31, 2001 and December 31, 2000. In February 2001, the Company amended the line of credit agreement with no substantive changes in the terms and conditions, except that the amended agreement expires on May 31, 2003.

   The Company believes that the current cash and cash equivalents, the future cash flows from operations and the $35.0 million line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company would seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of March 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio, classified as cash equivalents, and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of March 31, 2001, the Company's investments were primarily limited to fully collateralized, A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2001 than they did in 2000, the Company's interest income would be decreased by $0.1 million on an annualized basis. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at March 31, 2001. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the London Interbank Offered Rate (LIBOR) or the prime rate. Other than the Barba-Arkhon notes payable, the Company does not currently have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   As previously disclosed, in August 2000 the Company agreed with the appointed lead plaintiff, the Policemen and Firemen Retirement System of the City of Detroit, to settle for $23 million the consolidated securities law class actions then pending in the federal district court in the Northern District of Illinois (the "Consolidated Class Actions"), subject to court approval and certain other conditions. The settlement calls for the dismissal, with prejudice, of the Consolidated Class Actions and a release of the Company and the Company's former and current officers and directors, among others. Under the final settlement agreement, the Company has contributed $16.5 million into escrow pending such approval, and Genesis Insurance Company, one of its insurers ("Genesis"), has contributed $6.5 million under an agreement reached with the Company. The Company is seeking to recover from Genesis an additional $0.5 million as reimbursement for certain attorneys' fees. The Company is also seeking to recover additional funds under a policy issued by a second insurer, and it has agreed to share any such recovery with the class on a 50/50 basis, net of costs. As previously disclosed, four objections to the proposed settlement were received. On March 22, 2001, the court granted its final approval for the settlement. Such final approval is subject to appeal by one or more of the objectors.

   In addition to the settlement of the Consolidated Class Actions discussed above and the other legal proceedings discussed in Item 3 of the Company's most recent annual report on SEC Form 10-K, from time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   The 2001 annual meeting of shareholders of the Company was held on April 26, 2001. The Company solicited proxies for the annual meeting pursuant to
Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder. Two nominees, Governor James R. Thompson and Mr. Samuel L. Skinner, were elected for a term expiring at the annual meeting of shareholders in 2004. The vote for Governor Thompson was 32,712,851 shares for and 1,253,771 shares to withhold authority. The vote for Mr. Skinner was 33,299,138 shares for and 667,484 shares to withhold authority.

Item 6. Exhibits and Reports on Form 8-K.

   On January 16, 2001, the Company filed a Current Report on Form 8-K in which the Company announced that its annual meeting of stockholders was set for April 26, 2001.

   On March 23, 2001, the Company filed a Current Report on Form 8-K in which the Company announced that the Court approved the Consolidated Class Action settlement.

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

Date: May 14, 2001