Form 10-Q
period 2001-06-30
NAVIGANT CONSULTING INC
filed 2001-08-13
CIK 1019737

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

            As of and for the quarterly period ended June 30, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of August 10, 2001, 40.2 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NAVIGANT CONSULTING, INC.

                           PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements............................................   3
  Notes to Unaudited Consolidated Financial Statements....................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  13
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  18

PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  19
  Item 6. Exhibits and Reports on Form 8-K................................  19
SIGNATURES................................................................  20

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                         June 30,   December 31,
                        ASSETS                             2001         2000
                        ------                          ----------  ------------
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents............................  $ 22,476     $ 48,798
  Accounts receivable, net.............................    65,373       55,012
  Prepaid expenses and other current assets............     5,776        3,776
  Income taxes receivable..............................     3,466          476
  Deferred income taxes................................     4,002        3,351
                                                         --------     --------
    Total current assets...............................   101,093      111,413
Property and equipment, net............................    20,645       19,328
Goodwill and intangible assets, net....................    33,280       27,523
Deferred income taxes..................................     3,282        3,708
Other assets...........................................     1,375        1,510
                                                         --------     --------
    Total assets.......................................  $159,675     $163,482
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities.............  $ 19,931     $ 17,468
  Accrued compensation related costs...................    17,641       18,933
  Other current liabilities............................     9,672       11,356
                                                         --------     --------
    Total current liabilities..........................    47,244       47,757
Other non-current liabilities..........................     1,500          --
                                                         --------     --------
    Total liabilities..................................    48,744       47,757
Stockholders' equity:
  Preferred stock......................................       --           --
  Common stock.........................................        44           43
  Additional paid-in capital...........................   354,747      343,340
  Deferred compensation--restricted stock..............    (6,072)         --
  Treasury stock.......................................   (65,753)     (63,541)
  Accumulated deficit..................................  (171,801)    (163,903)
  Accumulated other comprehensive loss.................      (234)        (214)
                                                         --------     --------
    Total stockholders' equity.........................   110,931      115,725
                                                         --------     --------
    Total liabilities and stockholders' equity.........  $159,675     $163,482
                                                         ========     ========



   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                              Three months
                                                             ended June 30,
                                                            ------------------
                                                             2001      2000
                                                            -------  ---------
Revenues................................................... $57,378  $  58,465
  Consulting services expense..............................  36,970     39,733
  VSRP cash compensation expense--consultants..............   4,190        --
  Stock-based compensation expense--consultants (note 9)...   2,409        --
                                                            -------  ---------
Gross margin...............................................  13,809     18,732
  General and administrative expenses......................  14,446     16,302
  Depreciation expense.....................................   1,781      1,573
  Amortization expense.....................................   1,472      1,130
  VSRP cash compensation expense--other....................     350        --
  Stock-based compensation expense--other (note 9).........     552        137
  Restructuring costs (note 5).............................   1,900      9,285
  Litigation and settlement provisions (note 10)...........   5,700     16,000
                                                            -------  ---------
Operating loss from continuing operations.................. (12,392)   (25,695)
  Other income (loss), net.................................     160     (1,932)
                                                            -------  ---------
Loss from continuing operations before income taxes........ (12,232)   (27,627)
  Income tax benefit.......................................  (4,982)   (10,474)
                                                            -------  ---------
  Loss from continuing operations..........................  (7,250)   (17,153)
                                                            -------  ---------
Loss from discontinued operations, net of income taxes.....     --      (2,926)
Loss on dispositions of discontinued operations, net of
 income taxes (note 11)....................................     --    (145,917)
                                                            -------  ---------
  Net loss................................................. $(7,250) $(165,996)
                                                            =======  =========
Basic loss per share:
  Loss from continuing operations.......................... $ (0.19) $   (0.42)
  Loss from discontinued operations........................ $  0.00  $   (0.07)
  Net loss................................................. $ (0.19) $   (4.02)
Shares used in computing basic loss per share..............  38,218     41,265
Diluted loss per share:
  Loss from continuing operations.......................... $ (0.19) $   (0.42)
  Loss from discontinued operations........................ $  0.00  $   (0.07)
  Net loss................................................. $ (0.19) $   (4.02)
Shares used in computing diluted loss per share............  38,218     41,265
Other comprehensive loss:
  Foreign currency translation adjustment.................. $    50  $     (50)
  Comprehensive loss....................................... $(7,200) $(166,046)

   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            Six months ended
                                                                June 30,
                                                           -------------------
                                                             2001      2000
                                                           --------  ---------
Revenues.................................................. $120,255  $ 124,307
  Consulting services expense.............................   76,503     81,492
  VSRP cash compensation expense--consultants.............    8,592        --
  Stock-based compensation expense--consultants (note 9)..    4,275        --
                                                           --------  ---------
Gross margin..............................................   30,885     42,815
  General and administrative expenses.....................   28,447     31,321
  Depreciation expense....................................    3,358      3,344
  Amortization expense....................................    2,742      2,260
  VSRP cash compensation expense--other...................      700        --
  Stock-based compensation expense--other (note 9)........    1,104        321
  Restructuring costs (note 5)............................    1,900      9,285
  Litigation and settlement provisions (note 10)..........    5,700     16,000
                                                           --------  ---------
Operating loss from continuing operations.................  (13,066)   (19,716)
  Other income (loss), net................................      623     (1,888)
                                                           --------  ---------
Loss from continuing operations before income taxes.......  (12,443)   (21,604)
  Income tax benefit......................................   (4,545)    (7,539)
                                                           --------  ---------
  Loss from continuing operations.........................   (7,898)   (14,065)
                                                           --------  ---------
Loss from discontinued operations, net of income taxes....      --     (10,193)
Loss on dispositions of discontinued operations, net of
 income taxes (note 11)...................................      --    (145,917)
                                                           --------  ---------
  Net loss................................................ $ (7,898) $(170,175)
                                                           ========  =========
Basic loss per share:
  Loss from continuing operations......................... $  (0.21) $   (0.34)
  Loss from discontinued operations....................... $   0.00  $   (0.25)
  Net loss................................................ $  (0.21) $   (4.13)
Shares used in computing basic loss per share.............   38,330     41,192
Diluted loss per share:
  Loss from continuing operations......................... $  (0.21) $   (0.34)
  Loss from discontinued operations....................... $   0.00  $   (0.25)
  Net loss................................................ $  (0.21) $   (4.13)
Shares used in computing diluted loss per share...........   38,330     41,192
Other comprehensive loss:
  Foreign currency translation adjustment................. $    (20) $    (123)
  Comprehensive loss...................................... $ (7,918) $(170,298)

   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                             2001      2000
                                                            -------  ---------
Cash flows from operating activities:
  Net loss................................................. $(7,898) $(170,175)
  Adjustments to reconcile net loss to net cash used in
   operating activities, net of acquisitions and
   dispositions:
    Loss from discontinued operations......................     --      10,193
    Loss on dispositions on discontinued operations........     --     145,917
    Depreciation expense...................................   3,358      3,344
    Amortization expense...................................   2,742      2,260
    Impairment of former officers' notes, net..............     --       1,573
    Stock-based compensation expense.......................   5,379        321
    Deferred income taxes..................................    (225)    (4,401)
    Other..................................................     (24)       --
    Changes in assets and liabilities:
      Accounts receivable.................................. (10,361)    (1,712)
      Prepaid expenses and other current assets............  (2,013)      (697)
      Accounts payable and accrued liabilities.............   2,463     15,051
      Accrued compensation related costs...................  (1,292)   (15,160)
      Income taxes.........................................  (2,990)     1,467
      Other current liabilities............................  (2,582)    (8,099)
                                                            -------  ---------
Net cash used in operating activities of:
  Continuing operations.................................... (13,443)   (20,118)
  Discontinued operations..................................     --      (8,924)
                                                            -------  ---------
Net cash used in operating activities...................... (13,443)   (29,042)
                                                            -------  ---------
Cash flows from investing activities:
  Purchases of property and equipment......................  (3,686)    (2,869)
  Acquisition of businesses................................  (5,425)       --
  Payment of contingent acquistion liabilities.............  (1,980)       --
  Other, net...............................................    (209)    (1,411)
                                                            -------  ---------
Net cash used in investing activities of:
  Continuing operations.................................... (11,300)    (4,280)
  Discontinued operations..................................     --      (4,581)
                                                            -------  ---------
Net cash used in investing activities...................... (11,300)    (8,861)
                                                            -------  ---------
Cash flows from financing activities:
  Issuance of common stock.................................     620      2,107
  Stock repurchases........................................  (2,199)       --
  Proceeds from short-term debt............................     --      (4,400)
                                                            -------  ---------
Net cash used in financing activities of continuing
 operations................................................  (1,579)    (2,293)
                                                            -------  ---------
Net decrease in cash and cash equivalents.................. (26,322)   (40,196)
Cash and cash equivalents at beginning of the period.......  48,798     42,345
                                                            -------  ---------
Cash and cash equivalents at end of the period............. $22,476  $   2,149
                                                            =======  =========

   See accompanying notes to the unaudited consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of results of operations for these interim periods.

   The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

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

Note 2. Acquisition

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

   The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between the periods. All intercompany transactions between segments have been eliminated. Information on the Company's continuing operations for the three and six months ended June 30, 2001 and 2000 have been summarized (in thousands) as follows:

                                          Three months      Six months ended
                                         ended June 30,         June 30,
                                        ------------------  ------------------
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
Revenues:
  Financial & Claims Consulting........ $ 35,392  $ 34,152  $ 71,124  $ 76,942
  Energy & Water Consulting............   21,986    24,313    49,131    47,365
                                        --------  --------  --------  --------
    Total segment revenues............. $ 57,378  $ 58,465  $120,255  $124,307
                                        ========  ========  ========  ========
Operating profit:
  Financial & Claims Consulting........ $  3,664  $  4,137  $  8,706  $ 13,323
  Energy & Water Consulting............    3,501     3,036     9,385     5,499
                                        --------  --------  --------  --------
    Total segment operating profit..... $  7,165  $  7,173  $ 18,091  $ 18,822
                                        --------  --------  --------  --------

Operating Profit and Statement of Operations reconciliation:

Costs not allocated to segments:
  Corporate general and administrative
   expenses previously allocated to
   discontinued operations............. $    --   $  1,514  $    --   $  2,537
  Other non-recurring corporate
   expenses............................      --      1,667       380     1,667
  Acquisition-related compensation.....    1,203     1,562     2,406     3,124
  VSRP cash compensation expense.......    4,540       --      9,292       --
  Depreciation expense.................    1,781     1,573     3,358     3,344
  Amortization expense.................    1,472     1,130     2,742     2,260
  Restructuring costs..................    1,900     9,285     1,900     9,285
  Litigation and settlement provisions.    5,700    16,000     5,700    16,000
  Stock-based compensation expense.....    2,961       137     5,379       321
  Other expense (income), net..........     (160)    1,932      (623)    1,888
                                        --------  --------  --------  --------
    Subtotal...........................   19,397    34,800    30,534    40,426
                                        --------  --------  --------  --------
Loss from continuing operations before
 income taxes.......................... $(12,232) $(27,627) $(12,443) $(21,604)
                                        ========  ========  ========  ========

   Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating segments on the basis of consulting fee revenues. Accounting for the results of discontinued operations cannot include allocations of general and administrative costs that are not identifiable to discontinued operations. Accordingly, those costs are unallocated reconciling amounts. Certain general and administrative expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and included in the costs not allocated to segments, for comparative purposes.

   For the six months ended June 30, 2001, the Company incurred $0.4 million of personnel-related costs, which were not allocated to any operating segments. For the three and six months ended June 30, 2000, the Company incurred $1.7 million in non-recurring legal and infrastructure-related computer costs which were not allocated to any operating segments.

Note 4. Basic and Diluted Shares

   The components of basic and diluted shares (shown in thousands) were as follows:

                                                                   Six months
                                              Three months ended   ended June
                                                   June 30,            30,
                                              ------------------- -------------
                                                2001      2000     2001   2000
                                              --------- --------- ------ ------
      Weighted average shares outstanding....    38,218    41,265 38,330 41,192
      Employee stock options and restricted
       shares................................         0         0      0      0
                                              --------- --------- ------ ------
      Diluted shares.........................    38,218    41,265 38,330 41,192
                                              ========= ========= ====== ======

   For the three months and six months ended June 30, 2001, the weighted average impact of employee stock options and restricted shares were 3.5 million and 3.2 million, respectively. For the three months and six months ended June 30, 2000, the weighted average effect of employee stock options and restricted shares were less than 0.1 million. The Company incurred a net loss in the respective periods; therefore, those options and restricted shares were excluded from the calculation of diluted per share amounts.

Note 5. Restructuring Costs

   In May 2000, the Company implemented a plan to restructure its remaining operations. The restructuring of the Company's operations included streamlining its administrative staff, facility closings and space reduction. Most of the plan has been completed. However, due to current real estate market conditions in certain areas and certain restrictions in its lease contracts, the Company has not been able to sublease its remaining lease obligations of subjected facility closings. Based on the changes in market conditions, the Company has reevaluated the length of time and additional costs it would incur to secure tenants for these lease obligations. During the three months ended June 30, 2001, the Company recorded charges of $1.9 million related to these facilities.

   The activity affecting the accrual for restructuring costs, which is included in accrued liabilities, for the six months ended June 30, 2001 is as follows (shown in thousands):

                                                  Facilities Workforce
                                                    costs    reductions  Total
                                                  ---------- ---------- -------
      Balance at December 31, 2000...............  $ 3,496     $1,045   $ 4,541
        Charges to operations....................    1,900          0     1,900
        Utilized.................................   (1,352)      (887)   (2,239)
        Changes in estimates.....................      158       (158)        0
                                                   -------     ------   -------
      Balance at June 30, 2001...................  $ 4,202     $    0   $ 4,202
                                                   =======     ======   =======

   The costs the Company may ultimately incur may change as the balance of the Company's restructuring plan is executed.

Note 6. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

   The components of accounts receivable (shown in thousands) were as follows:

                                                          June 30,  December 31,
                                                            2001        2000
                                                          --------  ------------
      Billed amounts..................................... $ 46,199    $44,037
      Engagements in process.............................   31,208     20,496
      Allowance for uncollectible accounts...............  (12,034)    (9,521)
                                                          --------    -------
                                                          $ 65,373    $55,012
                                                          ========    =======

   Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

Goodwill and Intangible Assets:

   The Barba-Arkhon acquisition, which occurred in March 2001, included $8.4 million of goodwill, the excess of the cost over the fair value of net assets acquired, which has been recorded at the date of acquisition and is being amortized over 7 years. Goodwill and other intangible assets (shown in thousands) consisted of:

                                                            June
                                                             30,    December 31,
                                                            2001        2000
                                                           -------  ------------
      Goodwill............................................ $31,331    $22,831
      Less--accumulated amortization......................  (6,702)    (4,767)
                                                           -------    -------
        Goodwill, net.....................................  24,629     18,064
      Intangible assets:
      Customer lists......................................   4,470      4,470
      Employee workforce..................................   2,355      2,355
      Non-compete agreements..............................   4,575      4,575
                                                           -------    -------
                                                            11,400     11,400
      Less: accumulated amortization......................  (2,749)    (1,941)
                                                           -------    -------
        Intangible assets, net............................   8,651      9,459
                                                           -------    -------
        Goodwill and intangible assets, net............... $33,280    $27,523
                                                           =======    =======

   The Company periodically examines the carrying value of its goodwill and other intangible assets to determine whether there is any impairment. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amounts, an impairment loss would be charged to expense in the period identified. As of June 30, 2001, no event has been identified that would indicate an impairment in the carrying value of the goodwill and other intangible assets.

Note 7. Supplemental Consolidated Cash Flow Information

   Total interest paid during the six months ended June 30, 2001 and 2000 was $0.1 million and $0.5 million, respectively. Total income taxes paid during six months ended June 30, 2001 and 2000 were $2.5 million and $3.4 million, respectively. Total income tax refunds during the six months ended June 30, 2001 and 2000 were $3.8 million and $6.5 million, respectively.

   The Company had non-cash financing and investing activities during the six months ended June 30, 2001. During the first quarter of 2001, the Company issued $3.0 million in notes payable in the Barba-Arkhon acquisition. (See
Note 2, Acquisitions). The Company incurred $0.7 million of capital lease obligations for the purchase of new computer equipment. For the six months ended June 30, 2001, the Company recorded $1.4 million for deferred compensation related to restricted stock.

Note 8. Treasury Stock Repurchases

   In October 2000, the Board of Directors authorized the repurchase of up to
5.0 million shares of the Company's common stock. During the six months ended June 30, 2001, the Company repurchased 0.3 million shares for $2.2 million. The Company has repurchased a total of 1.4 million shares for $5.8 million since October 2000.

Note 9. Stock-based Compensation Expense

   Stock-based compensation expense relates to stock appreciation rights, exchanged options, and Value Sharing Retention Program ("VSRP") stock options and restricted shares awarded to the Company's employees. The expense primarily resulted from the increase in the Company's stock price above grant or exercise prices of the associated awards. The Company's stock price was $8.20 as of June 30, 2001.

   As of June 30, 2001, the Company had 9.4 million options and restricted shares outstanding. Of the outstanding options, 2.1 million stock options are subject to variable accounting and the stock-based compensation expense has been recorded accordingly. As of June 30, 2001, the Company had 1.8 million stock options that were exercisable. In January 2001, the Company issued 1.9 million restricted shares with a grant price of $3.875, which was the closing market price on the grant date. These restricted shares vest 33% per year from September 1, 2001 to September 1, 2003. Accordingly, the Company recorded stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term. In the year 2000, the Company awarded 200,000 stock appreciation rights at $5.00 per right. For the three and six months ended June 30, 2001, the Company recorded stock-based compensation expense for the increase in stock price above the stated price of the rights.

Note 10. Litigation and Settlement Provisions

   The Company has included a net provision of $5.7 million for the three months ended June 30, 2001. The Company reached a settlement agreement with certain plaintiffs who opted out of the August 2000 settlement of the consolidated securities law class actions (the "Consolidated Class Actions"), which was previously disclosed. The terms of the agreement require payments totaling $5.0 million plus accrued interest. The Company has recovered $4.0 million, from one of its insurers. The $4.0 million has been deposited in escrow and will be divided evenly between the Consolidation Class Actions plaintiffs and the Company. Accordingly, the Company recorded a recovery of $2.0 million. In addition, the Company has recorded a provision for several other litigation matters and legal expenses related to the previously mentioned settlements. For the six months ended June 30, 2000, the Company recorded $16.0 million in litigation settlement provisions related the Consolidated Class Actions litigation. See Part II Item 1, Legal Proceedings for further information.

Note 11. Discontinued Operations

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

   In the first quarter 2001, the Company sold the operations of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY for nominal cash value and future contingent deferred payments. No value has been assigned to the future contingent deferred payments.

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

   Certain information with respect to discontinued operations is summarized as follows:

                                                              Three
                                                             months     Six
                                                              ended    months
                                                              June     ended
                                                               30,    June 30,
                                                              2000      2000
                                                             -------  --------
      Revenues:
        Economics & Policy.................................. $23,370  $ 42,403
        Strategic Consulting................................  11,507    26,134
        IT Solutions........................................   7,626    15,564
                                                             -------  --------
      Total revenues........................................  42,503    84,101
                                                             -------  --------
      Loss from discontinued operations.....................  (2,787)  (10,259)
      Income tax expense (benefit)..........................     190       (15)
                                                             -------  --------
        Net loss............................................ $(2,977) $(10,244)
                                                             =======  ========

   Results of discontinued operations for the three and six months ended June 30, 2000 only include amortization of associated intangible assets through the measurement date of April 30, 2000. The above results include $0.1 million of net loss (excludes amortization expenses) for the period May 1, 2000 through June 30, 2000. These results are included in the calculation of the loss on disposition of discontinued operations.

   The loss on dispositions for the three and six months ended June 30, 2000 includes the following (in thousands):

      Book value of net assets in excess of proceeds, including
       intangible assets of $162,292.................................  $123,610
        Net pre-tax loss on discontinued operations for the period
         May 1, 2000 through the expected disposition dates..........       885
        Expenses associated with asset disposals (including $6,371 in
         severance-related expenses).................................     7,827
                                                                       --------
        Pre-tax loss on dispositions.................................   132,322
        Income tax provision.........................................    13,595
                                                                       --------
        Loss on dispositions.........................................  $145,917
                                                                       ========

Item 2.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Continuing Operations

   The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                              Three months      Six months
                                                 ended            ended
                                                June 30,         June 30,
                                              --------------   --------------
                                              2001     2000    2001     2000
                                              -----   ------   -----   ------
      Revenues............................... 100.0%   100.0%  100.0%   100.0%
        Consulting services expense..........  64.4     68.0    63.6     65.6
        VSRP cash compensation expense--
         consultants.........................   7.3      0.0     7.1      0.0
        Stock-based compensation expense--
         consultants.........................   4.2      0.0     3.6      0.0
                                              -----   ------   -----   ------
      Gross margin...........................  24.1     32.0    25.7     34.4
        General and administrative expenses..  25.2     27.9    23.7     25.2
        Depreciation expense.................   3.1      2.7     2.8      2.7
        Amortization expense.................   2.6      1.9     2.3      1.8
        VSRP cash compensation expense--
         other...............................   0.6      0.0     0.6      0.0
        Stock-based compensation expense--
         other...............................   1.0      0.2     0.9      0.3
        Restructuring costs..................   3.3     15.9     1.6      7.5
        Litigation and settlement provision..   9.9     27.4     4.7     12.9
                                              -----   ------   -----   ------
      Operating loss from continuing
       operations............................ (21.6)   (44.0)  (10.9)   (16.0)
        Other income (loss), net.............   0.3     (3.3)    0.5     (1.5)
                                              -----   ------   -----   ------
      Loss from continuing operations before
       income taxes.......................... (21.3)   (47.3)  (10.4)   (17.5)
        Income tax benefit...................  (8.7)   (17.9)   (3.8)    (6.1)
                                              -----   ------   -----   ------
      Loss from continuing operations........ (12.6)   (29.4)   (6.6)   (11.4)
                                              -----   ------   -----   ------
      Loss from discontinued operations, net
       of income taxes.......................  (0.0)    (5.0)   (0.0)    (8.2)
      Loss from disposition on discontinued
       operations............................  (0.0)  (249.6)   (0.0)  (117.4)
                                              -----   ------   -----   ------
      Net loss............................... (12.6)% (284.0)%  (6.6)% (137.0)%
                                              =====   ======   =====   ======

2001 compared to 2000--For the three month period ended June 30.

   Revenues. Revenues are primarily a function of billable hours and consultant headcount. For the three months ended June 30, revenues decreased $1.1 million, or 1.9%, to $57.4 million in 2001, from $58.5 million in 2000. During the second quarter 2000, the Company managed and closed a successful auction of a client's power plant and also closed a tolling and electricity swap agreement of another client's electric generating plants, which yielded commission revenue for the Company of $3.3 million. Excluding this commission revenue of $3.3 million from the second quarter 2000, revenues increased $2.2 million, or 4.0%, when comparing the second quarter of 2001 to 2000. This increase is primarily attributed to an increase in billing rates and consultant workload. The increases in billing rates and consultant workload are a result of the nature of engagements and demand for the services sought and may change on a per-engagement basis.

   Consulting Services Expense. Consulting services expense includes consultant wages and benefits, direct project-related expenses and client development expenses. Consulting services expense decreased $2.8 million, or 7.0%, to $36.9 million in 2001, from $39.7 million in 2000. The costs of direct project-related expenses were lower this second quarter 2001 when compared to the second quarter 2000. Also, the Company spent less money on client development projects.

   VSRP Cash Compensation Expense--Consultants. VSRP cash compensation expense ("Value Sharing Retention Program") is the cash compensation component of the Value Sharing Retention Program. For the three months ended June 30, 2001, VSRP cash compensation expense was $4.2 million, or 7.3% of revenues. The Value Sharing Retention Program was implemented in September 2000 and therefore there is no expense for the comparable three-month period last year. The cash component of the retention program ends in the third quarter of 2001.

   Stock-based Compensation Expense--Consultants. Stock-based compensation expense--consultants includes non-cash compensation expense related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. This non-cash expense resulted from the increase in the Company's stock price above the grant or exercise prices of the associated stock option awards and a pro-rata allocation of restricted share compensation over the vesting period. The Company recorded $2.4 million of stock-based compensation expense related to consultants.

   Gross Margin. Gross margin includes revenues reduced by consulting services, VSRP cash compensation and stock-based compensation expenses. Gross margin decreased 7.9% as of percentage of revenues, or $4.9 million, from 32.0% for the three months ended June 30, 2000, to 24.1% for the three months ended June 30, 2001. The decrease in the gross margin percentage is primarily attributed to the implementation of the Value Sharing Retention Program and stock-based compensation.

   General and Administrative Expenses. General and administrative expenses include corporate management and administrative wages and benefits, facility-related costs, bad debt provisions, corporate professional fees, and all other corporate and business support costs. General and administrative expenses decreased $1.9 million, or 11.7%, to $14.4 million for the three months ended June 30, 2001, from $16.3 million for the same three-month period in 2000. Significant factors attributed to the decrease in general and administrative expenses include the restructuring plan, corporate professional fees, and bad debt provisions for certain client receivables. As a part of the restructuring plan implemented in May 2000, the Company reduced the administrative headcount of its core operations. As a result, administrative wages decreased $1.4 million from the second quarter ended June 30, 2000 compared to the same period in 2001. Corporate professional fees decreased $1.7 million due to both the reduction of legal fees from the settlement of certain class action lawsuits and other professional services fees, such as accounting and human resources. The decrease of administrative wages and corporate professional fees was offset by the increase in bad debt expense of $1.8 million.

   Amortization Expense. For the three months ended June 30, 2001, amortization expense increased $0.3 million to $1.5 million from $1.2 million for the second quarter of 2000. The increase is primarily due to the amortization of goodwill of Barba-Arkhon, which was acquired on March 1, 2001.

   Stock-based Compensation Expense--Other. Stock-based compensation expense includes non-cash compensation expense related to stock appreciation rights, exchanged stock options, and VSRP stock options and restricted shares awarded to corporate management and administrative support staff. This non-cash expense resulted from the increase in the Company stock price above the grant or exercise prices of the associated stock option and stock right awards and a pro-rata allocation of restricted share compensation over the vesting period. For the three months ended June 30, 2001, stock-based compensation expense-- other was $0.6 million compared to $0.1 million for the second quarter 2000, an increase of $0.5 million.

   Other Income. Other income includes the net of interest income, interest expense and other non-operating income and expenses. Other income improved $2.1 million to $0.2 million income for the three months ended June 30, 2001 from a $1.9 million expense for the three months ended June 30, 2000. A $1.6 million charge to reflect the impairment of former officers' notes receivable was recorded in the second quarter 2000. Excluding this charge, other income improved by $0.5 million and is attributed to more interest income and less interest expense for the second quarter 2001 compared to second quarter 2000. The Company had a higher average cash balance, net of line of credit borrowings, for the second quarter 2001 compared to second quarter 2000.

   Net loss. Net loss for the three months ended June 30, 2001 was $7.2 million compared to a net loss of $165.9 million for the three months ended June 30, 2000. Included in the net loss for the second quarter 2000 was a loss of $2.9 million from discontinued operations and a loss of $145.9 million on the dispositions of discontinued operations. These operations were sold in the third and fourth quarter 2000 and therefore were not included in the operating results for the three months ended June 30, 2001. When the results from discontinued operations are excluded for continuing operations analysis, the Company had a net loss of $17.2 million for the second quarter 2000 compared to a net loss of $7.2 million for second quarter 2001. This $10.0 million loss reduction is attributed to lower litigation and settlements provisions and restructuring costs, and the related tax impact, offset by the increase in costs, and the related tax impact, for the implementation of the VSRP and stock-based compensation.

2001 compared to 2000--For the six month period ended June 30.

   Revenues. For the six months ended June 30, revenues decreased $4.0 million, or 3.3%, to $120.3 million in 2001, from $124.3 million in 2000. In February 2001, the Company managed a successful auction of a client's electric generating plants, which yielded commission revenue for the Company of $9.0 million. Similar transactions occurred in the six months ended June 30, 2000, which yielded commission revenue of $3.3 million. Excluding these and other commission revenues, revenues for the six months ended June 30, 2001 would have been $111.0 million, a decrease of $10.0 million, or 8.3%, from the $121.0 million generated in the first six months of 2000. This decrease is primarily attributed to 10% headcount reduction in the consulting staff as a result of the Company's restructuring of its core operations last year. The Company sold or closed several unprofitable operations within its core businesses during 2000.

   Consulting Services Expense. Consulting services expense decreased $5.0 million, or 6.1%, to $76.5 million in 2001 from $81.5 million in 2000. For the six months ended June 30, 2001, consulting services include $2.3 million in sales commission expense related to its consultants who managed the successful auction in February 2001. Excluding the sales commission expense, consulting services expense decreased $7.3 million, or 9.0%, and is attributed to a reduction of the consulting staff.

   VSRP Cash Compensation Expense--Consultants. VSRP cash compensation expense is the cash compensation component of the Value Sharing Retention Program. For the six months ended June 30, 2001, VSRP cash compensation expense was $8.6 million, or 7.1% of revenues. The Value Sharing Retention Program was implemented in September 2000 and therefore there is no expense for the comparable six-month period last year. The cash component of the retention program ends in the third quarter of 2001.

   Stock-based Compensation Expense--Consultants. Stock-based compensation expense--consultants includes non-cash compensation expense related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. This non-cash expense resulted from the increase in the Company's stock price above the grant or exercise prices of the associated stock option awards and a pro-rata allocation of restricted share compensation over the vesting period. For the six months ended June 30, 2001, the Company recorded $4.3 million of stock-based compensation expense related to consultants.

   Gross Margin. Gross margin includes revenues reduced by consulting services, VSRP cash compensation and stock-based compensation expenses. Gross margin decreased 8.7% as of percentage of revenues, or $11.9 million, from 34.4% for the six months ended June 30, 2000, to 25.7% for the six months ended June 30, 2001. The decrease in the gross margin percentage is primarily attributed to the implementation of the Value Sharing Retention Program and stock-based compensation.

   General and Administrative Expenses. General and administrative expenses decreased $2.9 million, or 9.3%, to $28.4 million for the six months ended June 30, 2001 from $31.3 million for the same six-month period in 2000. The decrease is attributed to a 24% administrative headcount reduction as a result of the Company restructuring its core operations. In May 2000, as a part of the restructuring plan, the Company streamlined its administrative support staff of its core operations. As a result, administrative wages decreased $2.6 million when comparing the six months period ended June 30 of 2001 to 2000. Corporate professional fees decreased $1.8 million due to both the reduction of legal fees from the settlement of certain class action lawsuits and other professional services, such as accounting and human resources. The decrease of administrative wages and corporate professional fees was offset by the increase in bad debt expense of $1.8 million.

   Amortization Expense. For the six months ended June 30, 2001, amortization expense increased $0.4 million to $2.7 million from $2.3 million for the six months ended June 30, 2000. The increase is primarily due to the amortization of goodwill of Barba-Arkhon acquired on March 1, 2001.

   Stock-based Compensation Expense--Other. Stock-based compensation expense includes non-cash compensation expense related to stock appreciation rights, exchanged stock options, and VSRP stock options and restricted shares awarded to corporate management and administrative support staff. This non-cash expense resulted from the increase in the Company stock price above the grant or exercise prices of the associated stock option and stock right awards and a pro-rata allocation of restricted share compensation over the vesting period.

   Other Income. Other income improved $2.5 million to $0.6 million income for the six months ended June 30, 2001 from a $1.9 million expense for the six months ended June 30, 2000. A $1.6 million charge to reflect the impairment of former officers' notes receivable was recorded in the second quarter 2000. Excluding this charge, other income improved by $0.9 million and is attributed to more interest income and less interest expense. The Company had a higher average cash balance, net of line of credit borrowings, for the six month ended June 30, 2001 compared to same period in 2000.

   Net loss. Net loss for the six months ended June 30, 2001 was $7.9 million compared to a net loss of $170.1 million for the six months ended June 30, 2000. Included in the net loss for the six month ended June 30, 2000 was a loss of $10.1 million from discontinued operations and a loss of $145.9 million on the dispositions of discontinued operations. These operations were sold in the third and fourth quarter 2000 and therefore were not included in the operating results for the six months ended June 30, 2001. When the results from discontinued operations are excluded for continuing operations analysis, the Company had a net loss of $14.1 million for the six months ended June 30, 2000 compared to a net loss of $7.9 million for the same period in 2001. This $6.2 million loss reduction is attributed to higher commission revenue, lower litigation settlements provisions and restructuring costs, and the related tax impact, offset by the increase in costs, and the related tax impact, for to the implementation of the VSRP and stock-based compensation.

Liquidity and Capital Resources

 Summary

   The Company had approximately $22.5 million in cash and cash equivalents at June 30, 2001 compared to $48.8 million at December 31, 2000. Working capital, the excess of current assets over current liabilities, was $53.8 million at June 30, 2001 compared to $63.7 million at December 31, 2000. The decrease in working capital is primarily due to the cash outlay for the Barba-Arkhon acquisition. The Company's balance sheet remains liquid at June 30, 2001 and has notes payable of $3.0 million related to the Barba-Arkhon acquisition.

 Cash Flow

   For the six months ended June 30, 2001, net cash used in operating activities was $13.4 million of which $10.4 million relate to the change in accounts receivable. Billing restrictions on certain engagements reduced the Company's cash inflow from accounts receivable. The restrictions will be removed in the third and fourth quarter of 2001 and the Company expects to collect billed amounts related to these engagements. In addition, as part of the disposition agreements, the Company paid $2.2 million during the six months ended June 30, 2001 for client receivables collected, prior to December 31, 2000, on behalf of certain disposed units.

   Net cash used in investing activities was $11.3 million, primarily due to acquisition-related transactions. During the six months ended June 30, 2001, the Company acquired businesses which include a $5.3 million investment in the acquisition of Barba-Arkhon (see note 2 to the Unaudited Consolidated Financial Statements). As part of a 1999 acquisition agreement, the Company paid $2.0 million that had been contingent on certain revenue and gross margin targets. In addition, the Company used $3.7 million for capital spending on property and equipment to support personnel.

   Net cash used in financing activities was $1.6 million. During the six months ended June 30, 2001, the Company used $2.2 million to purchase 0.3 million treasury shares. Also, the Company received net cash and recorded related tax benefits of $0.6 million from transactions related to stock options exercised and stock purchased by employees.

   As of June 30, 2001, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases and $3.0 million in notes payable under the Barba-Arkhon purchase agreement.

   The Company's cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

 Debt and Capital

   The Company maintains a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank. The line of credit bears interest at prime or LIBOR plus 1.0%. Under the agreement, the Company may borrow a maximum amount of up to 85% of eligible accounts receivable. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the terms of the agreement as of June 30, 2001 and December 31, 2000. The Company did not have a balance outstanding under the line of credit at June 30, 2001 and December 31, 2000. In February 2001, the Company amended the line of credit agreement with no substantive changes in the terms and conditions, except that the amended agreement expires on May 31, 2003.

   The Company believes that the current cash and cash equivalents, the future cash flows from operations and the $35.0 million line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company may seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of June 30, 2001.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standard Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that the purchase method of accounting for business combinations be used for all business combinations subsequent to June 30, 2001, thereby eliminating the use of pooling-of-interests method of accounting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

   The Company is required to comply with SFAS No. 141 for all business combinations made beginning July 1, 2001. The Company is required to comply with SFAS No. 142 in the third quarter of year 2001 for new business combinations and in the first quarter of year 2002 for previously acquired intangibles. The Company is currently evaluating the impact SFAS No. 141 and 142 will have on its results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio, classified as cash equivalents, and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of June 30, 2001, the Company's investments were primarily limited to fully collateralized, A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2001 than they did in 2000, the Company's interest income would be decreased by $0.1 million on an annualized basis. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at June 30, 2001. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the prime rate or London Interbank Offered Rate (LIBOR) plus 1.0%. Other than the Barba-Arkhon notes payable, the Company does not currently have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   As previously disclosed in August 2000, the Company agreed to settle for $23.0 million the consolidated shareholder class actions (the "Consolidated Class Actions"), subject to court approval and certain other conditions. In March 2001, the settlement was approved by the federal district court. Distribution of the settlement funds to the class claimants awaits resolution of appeals.

   In June 2001 the Company agreed to settle certain previously disclosed litigation against one of its insurers relating to the Consolidated Class Actions. Pursuant to this settlement, one of its insurers has paid into escrow $4.0 million to provide additional funding for settlement of the Consolidated Class Actions. The $4.0 million payment will be divided evenly between the Company and the class, net of the Company's costs.

   In July 2001, the Company agreed to settle certain previously disclosed litigation (the "Chandler" litigation) that had been brought against the Company and Mr. Maher, its former Chief Executive Officer. The plaintiffs are former principal shareholders and former officers of GeoData Solutions, Inc., a former subsidiary of the Company. The settlement agreement provides for an initial payment by the Company to the plaintiffs of $3.0 million in July 2001, which has been paid, and a second payment of $2.0 million in July 2002. The Company intends to seek payment from one of its insurers of up to $3.5 million of the Chandler settlement, plus legal costs, although Federal is expected to contest this request and assert certain policy defenses.

   For further information with respect to these legal proceedings, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2001.

   In addition to the settlement of the Consolidated Class Actions, the Chandler litigation settlement, and other legal proceedings discussed in Item 3 of the Company's most recent annual report on SEC Form 10-K, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of the lawsuits or claims will have a material adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K.

   On April 27, 2001, the Company filed a registration statement on Form S-8 for the purpose of registering 5.2 million additional shares reserved for issuance upon the exercise of stock options or the issuance of restricted stock awards that may be granted by the Company.

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

Date: August 10, 2001