Form 10-Q
period 2001-09-30
NAVIGANT CONSULTING INC
filed 2001-11-05
CIK 1019737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    As of and for the quarterly period ended September 30, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-28830

                               -----------------

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of November 5, 2001, 39.9 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NAVIGANT CONSULTING, INC.

                        PERIOD ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                          Page
                                                                          ----

                       PART I--FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS...........................................   2

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS...........   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................  14

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  20

                        PART II--OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS..............................................  21

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  21

  SIGNATURES.............................................................  22

ITEM 1. FINANCIAL STATEMENTS

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                       September 30, December 31,
                                                           2001          2000
                                                       ------------- ------------
                                                        (Unaudited)
                     ASSETS

Current assets:
   Cash and cash equivalents..........................   $  20,381    $  48,798
   Accounts receivable, net...........................      58,795       55,012
   Prepaid expenses and other current assets..........       5,374        3,776
   Income taxes receivable............................       2,532          476
   Deferred income taxes..............................       4,001        3,351
                                                         ---------    ---------
       Total current assets...........................      91,083      111,413
   Property and equipment, net........................      20,769       19,328
   Goodwill and intangible assets, net................      33,944       27,523
   Deferred income taxes..............................       3,267        3,708
   Other assets.......................................       1,465        1,510
                                                         ---------    ---------
       Total assets...................................   $ 150,528    $ 163,482
                                                         =========    =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities...........   $  14,607    $  17,468
   Accrued compensation related costs.................      16,141       18,933
   Other current liabilities..........................       9,624       11,356
                                                         ---------    ---------
       Total current liabilities......................      40,372       47,757
Other non-current liabilities.........................       1,500           --
                                                         ---------    ---------
       Total liabilities..............................      41,872       47,757
Stockholders' equity:
   Preferred stock....................................          --           --
   Common stock.......................................          44           43
   Additional paid-in capital.........................     351,865      343,340
   Deferred compensation--restricted stock............      (5,194)          --
   Treasury stock.....................................     (67,091)     (63,541)
   Accumulated deficit................................    (170,852)    (163,903)
   Accumulated other comprehensive loss...............        (116)        (214)
                                                         ---------    ---------
       Total stockholders' equity.....................     108,656      115,725
                                                         ---------    ---------
       Total liabilities and stockholders' equity.....   $ 150,528    $ 163,482
                                                         =========    =========

  See accompanying notes to the unaudited consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            Three months ended
                                                              September 30,
                                                            -----------------
                                                             2001      2000
                                                            -------  --------
Revenues................................................... $57,128  $ 61,259
   Consulting services expense.............................  37,903    38,760
   VSRP cash compensation expense--consultants.............   2,704     1,559
   Stock-based compensation--consultants (note 9)..........  (2,180)       --
                                                            -------  --------
Gross margin...............................................  18,701    20,940
   General and administrative expenses.....................  13,925    14,843
   Depreciation expense....................................   1,871     1,653
   Amortization expense....................................   1,476     1,222
   VSRP cash compensation expense--other...................     403       117
   Stock-based compensation--other (note 9)................    (771)      102
   Restructuring costs (note 5)............................      --       944
   Litigation and settlement provisions (note 10)..........      --       500
                                                            -------  --------
Operating income from continuing operations................   1,797     1,559
   Other income (loss), net................................     171      (240)
                                                            -------  --------
Income from continuing operations before income taxes......   1,968     1,319
   Income tax expense......................................   1,019     1,087
                                                            -------  --------
   Income from continuing operations.......................     949       232
                                                            -------  --------
Loss on dispositions of discontinued operations, net of
  income taxes (note 11)...................................      --   (10,264)
                                                            -------  --------
   Net income (loss)....................................... $   949  $(10,032)
                                                            =======  ========
Basic income (loss) per share:
   Income from continuing operations....................... $  0.02  $   0.01
   Net income (loss)....................................... $  0.02  $  (0.24)
Shares used in computing basic income (loss) per share.....  38,466    41,348

Diluted income (loss) per share:
   Income from continuing operations....................... $  0.02  $   0.01
   Net income (loss)....................................... $  0.02  $  (0.24)
Shares used in computing diluted loss per share............  40,952    41,348

Other comprehensive income (loss):
   Foreign currency translation adjustment................. $   118  $   (107)
   Comprehensive income (loss)............................. $ 1,067  $(10,139)

  See accompanying notes to the unaudited consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                Nine months ended
                                                                                  September 30,
                                                                               -------------------
                                                                                 2001      2000
                                                                               --------  ---------
Revenues...................................................................... $177,383  $ 185,566
   Consulting services expense................................................  114,406    120,252
   VSRP cash compensation expense--consultants................................   11,296      1,559
   Stock-based compensation--consultants (note 9).............................    2,095         --
                                                                               --------  ---------
Gross margin..................................................................   49,586     63,755
   General and administrative expenses........................................   42,372     46,164
   Depreciation expense.......................................................    5,229      4,997
   Amortization expense.......................................................    4,218      3,482
   VSRP cash compensation expense--other......................................    1,103        117
   Stock-based compensation--other (note 9)...................................      333        423
   Restructuring costs (note 5)...............................................    1,900     10,229
   Litigation and settlement provisions (note 10).............................    5,700     16,500
                                                                               --------  ---------
Operating loss from continuing operations.....................................  (11,269)   (18,157)
   Other income (loss), net...................................................      794     (2,128)
                                                                               --------  ---------
Loss from continuing operations before income taxes...........................  (10,475)   (20,285)
   Income tax benefit.........................................................   (3,526)    (6,452)
                                                                               --------  ---------
   Loss from continuing operations............................................   (6,949)   (13,833)
                                                                               --------  ---------
Loss from discontinued operations, net of income taxes........................       --    (10,193)
Loss on dispositions of discontinued operations, net of income taxes (note 11)       --   (156,181)
                                                                               --------  ---------
   Net loss................................................................... $ (6,949) $(180,207)
                                                                               ========  =========
Basic loss per share:
   Loss from continuing operations............................................ $  (0.18) $   (0.34)
   Loss from discontinued operations.......................................... $   0.00  $   (0.25)
   Net loss................................................................... $  (0.18) $   (4.37)
Shares used in computing basic loss per share.................................   38,375     41,244

Diluted loss per share:
   Loss from continuing operations............................................ $  (0.18) $   (0.34)
   Loss from discontinued operations.......................................... $   0.00  $   (0.25)
   Net loss................................................................... $  (0.18) $   (4.37)
Shares used in computing diluted loss per share...............................   38,375     41,244

Other comprehensive loss:
   Foreign currency translation adjustment.................................... $     98  $    (230)
   Comprehensive loss......................................................... $ (6,851) $(180,437)

  See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                   -------------------
                                                                                     2001      2000
                                                                                   --------  ---------
Cash flows from operating activities:
Net loss.......................................................................... $ (6,949) $(180,207)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions and dispositions:
Loss from discontinued operations.................................................       --     10,193
   Loss on dispositions on discontinued operations................................       --    156,181
   Depreciation expense...........................................................    5,229      4,997
   Amortization expense...........................................................    4,218      3,482
   Impairment of former officers' notes, net......................................       --      1,737
   Stock-based compensation.......................................................    2,429        424
   Deferred income taxes..........................................................     (225)    (3,868)
   Other..........................................................................                (352)
   Changes in assets and liabilities:
       Accounts receivable........................................................   (3,089)      (211)
       Prepaid expenses and other current assets..................................   (1,756)    (1,263)
       Accounts payable and accrued liabilities...................................   (3,053)    (5,965)
       Accrued compensation related costs.........................................   (2,808)   (10,043)
       Income taxes...............................................................   (2,146)     4,171
       Other current liabilities..................................................   (2,680)   (10,914)
                                                                                   --------  ---------
Net cash used in operating activities of:
       Continuing operations......................................................  (10,830)   (31,638)
       Discontinued operations....................................................       --    (15,225)
                                                                                   --------  ---------
   Net cash used in operating activities..........................................  (10,830)   (46,863)
                                                                                   --------  ---------
Cash flows from investing activities:
   Purchases of property and equipment............................................   (5,560)    (6,455)
   Acquisition of businesses......................................................   (7,335)        --
   Divestitures of businesses, net of cash........................................       --     46,527
   Payment of contingent acquistion liabilities...................................   (1,980)        --
   Other, net.....................................................................     (254)      (822)
                                                                                   --------  ---------
Net cash provided (used) in investing activities of:
       Continuing operations......................................................  (15,129)    39,250
       Discontinued operations....................................................       --     (1,217)
                                                                                   --------  ---------
   Net cash provided (used) in investing activities...............................  (15,129)    38,033
                                                                                   --------  ---------
Cash flows from financing activities:
   Issuance of common stock.......................................................      902      2,333
   Stock repurchases..............................................................   (3,360)        --
   Proceeds from short-term debt..................................................       --     (1,050)
                                                                                   --------  ---------
Net cash provided (used) in financing activities..................................   (2,458)     1,283
                                                                                   --------  ---------
   Net decrease in cash and cash equivalents......................................  (28,417)    (7,547)
   Cash and cash equivalents at beginning of the period...........................   48,798     42,345
                                                                                   --------  ---------
   Cash and cash equivalents at end of the period................................. $ 20,381  $  34,798
                                                                                   ========  =========

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

   The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

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

Note 2. Acquisitions

   On March 1, 2001, the Company acquired the assets of Barba-Arkhon International, Inc. ("Barba-Arkhon") for $8.3 million, which consisted of $5.3 million cash at closing and $3.0 million notes payable due in two equal annual installments. Founded in 1983, Barba-Arkhon provides project program management and claims analysis services for construction, governmental and institutional projects. Engagements include delay and disruption claims analysis for dispute resolution, damage valuation, litigation support and technical analysis for projects involving transportation infrastructure, environmental and industrial facilities, power plants and commercial buildings. Prior to acquisition, Barba-Arkhon was a direct competitor to the Company in the construction industry. Barba-Arkhon was acquired to strengthen marketability and gain market share in the construction industry. The Barba-Arkhon acquisition has been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition.

   On July 2, 2001, the Company acquired the common stock of Chambers Associates, Inc. ("Chambers") for $2.6 million, which consisted of $2.0 million cash at closing and $0.6 million cash due within 18 months of closing. The purchase agreement for Chambers also provides for additional payments up to $1.5 million through December 31, 2003 contingent on certain revenue targets. Founded in 1981, Chambers provides public policy analysis, strategic planning and litigation support services to a wide range of clients. Engagements include economic and financial research to analyze the impact of current or proposed legislation or regulation; advocacy support for certain health, tax, energy and environmental legislative issues; and analysis and estimation of claim values and expert testimony in product liability, medical malpractice, bankruptcy and other litigation cases. Chambers was acquired to augment the services of Financial & Claims Consulting with its asbestos claims and mass tort litigation expertise. In addition, Chambers' energy and environmental legislative expertise will provide cross selling services to the clients of Energy & Water Consulting. The Chambers acquisition has been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

   The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent among all of the periods. All intercompany transactions between segments have been eliminated. Information on the Company's continuing operations for the three and nine months ended September 30, 2001 and 2000 have been summarized (in thousands) as follows:

                                                                   Three months ended  Nine months ended
                                                                     September 30,       September 30,
                                                                   ------------------ ------------------
                                                                     2001      2000     2001      2000
                                                                   -------   -------  --------  --------
Revenues:
   Financial & Claims Consulting.................................. $38,511   $38,983  $109,635  $115,925
   Energy & Water Consulting......................................  18,617    22,276    67,748    69,641
                                                                   -------   -------  --------  --------
   Total segment revenues......................................... $57,128   $61,259  $177,383  $185,566
                                                                   =======   =======  ========  ========
Operating profit:
   Financial & Claims Consulting.................................. $ 4,654   $ 6,109  $ 13,360  $ 19,432
   Energy & Water Consulting......................................   1,849     4,159    11,234     9,658
                                                                   -------   -------  --------  --------
   Total segment operating profit................................. $ 6,503   $10,268  $ 24,594  $ 29,090
                                                                   =======   =======  ========  ========
Operating Profit and Statement of Operations reconciliation:

Costs not allocated to segments:
Corporate general and administrative expenses previously allocated
  to discontinued operations...................................... $    --   $    --  $     --  $  2,537
Other non-recurring corporate expenses............................      --     1,050       380     2,717
Acquisition-related compensation..................................   1,203     1,562     3,609     4,686
VSRP cash compensation expense....................................   3,107     1,676    12,399     1,676
Depreciation expense..............................................   1,871     1,653     5,229     4,997
Amortization expense..............................................   1,476     1,222     4,218     3,482
Restructuring costs...............................................      --       944     1,900    10,229
Litigation and settlement provisions..............................      --       500     5,700    16,500
Stock-based compensation..........................................  (2,951)      102     2,428       423
Other expense (income), net.......................................    (171)      240      (794)    2,128
                                                                   -------   -------  --------  --------
   Subtotal.......................................................   4,535     8,949    35,069    49,375
                                                                   -------   -------  --------  --------
Income (loss) from continuing operations before income taxes...... $ 1,968   $ 1,319  $(10,475) $(20,285)
                                                                   =======   =======  ========  ========

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

   For the nine months ended September 30, 2001, the Company incurred $0.4 million of personnel-related costs, which were not allocated to any operating segments. For the three and nine months ended September 30, 2000, the Company incurred $1.1 million and $2.7 million, respectively, in non-recurring legal and infrastructure-related computer costs which were not allocated to any operating segments.

Note 4. Basic and Diluted Shares

   The components of basic and diluted shares (shown in thousands) were as follows:

                                                   Three months   Nine months
                                                       ended         ended
                                                   September 30, September 30,
                                                   ------------- -------------
                                                    2001   2000   2001   2000
                                                   ------ ------ ------ ------
 Basic weighted average shares outstanding........ 38,466 41,348 38,375 41,244
 Employee stock options and restricted shares.....  2,486      0      0      0
                                                   ------ ------ ------ ------
 Diluted weighted average shares outstanding...... 40,952 41,348 38,375 41,244
                                                   ====== ====== ====== ======

   For the nine months ended September 30, 2001, the weighted average impact of employee stock options and restricted shares was 3.0 million. For the three months and nine months ended September 30, 2000, the weighted average effect of employee stock options and restricted shares was less than 0.1 million. The Company incurred a net loss in the respective periods; therefore, those options and restricted shares were excluded from the calculation of diluted per share amounts. On September 1, 2001, 0.6 million restricted shares were vested and accordingly included in basic per share amounts.

   As of September 30, 2001, the Company had 2.7 million stock options that were exercisable. However, substantially all of the 2.7 million options had exercise prices above the stock price at September 30, 2001.

Note 5. Restructuring Costs

   In May 2000, the Company implemented a plan to restructure its operations. The restructuring of the Company's operations included streamlining its administrative staff, facility closings and space reduction. Most of the plan has been completed. However, due to current real estate market conditions in certain areas and certain restrictions in its lease contracts, the Company has not been able to sublease its remaining lease obligations of subjected facility closings. Based on the changes in market conditions, the Company has reevaluated the length of time and additional costs it would incur to secure tenants for these lease obligations. During the nine months ended September 30, 2001, the Company recorded additional charges of $1.9 million related to these facilities.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The activity affecting the accrual for restructuring costs, which is included in accrued liabilities, for the nine months ended September 30, 2001 is as follows (shown in thousands):

                                        Facilities Workforce
                                          costs    reductions  Total
                                        ---------- ---------- -------
          Balance at December 31, 2000.  $ 3,496     $1,045   $ 4,541
             Charges to operations.....    1,900          0     1,900
             Utilized..................   (1,867)      (887)   (2,754)
             Changes in estimates......      158       (158)        0
                                         -------     ------   -------
          Balance at September 30, 2001  $ 3,687     $    0   $ 3,687
                                         =======     ======   =======

   The costs the Company will ultimately incur may change as the balance of the Company's restructuring plan is executed.

Note 6. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

   The components of accounts receivable (shown in thousands) were as follows:

                                                       September 30, December 31,
                                                           2001          2000
                                                       ------------- ------------
Billed amounts........................................   $ 44,591      $44,037
Engagements in process................................     25,553       20,496
Allowance for uncollectible accounts..................    (11,349)      (9,521)
                                                         --------      -------
                                                         $ 58,795      $55,012
                                                         ========      =======

   Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

Goodwill and Intangible Assets:

   The Barba-Arkhon acquisition, which occurred in March 2001, included $8.4 million of goodwill, the excess of the cost over the fair value of net assets acquired, which has been recorded at the date of acquisition and is being amortized over 7 years. The Chambers acquisition, which occurred in July 2001, included $2.1 million of goodwill. The goodwill related to the Chambers acquisition is not subject to amortization but subject to periodic impairment evaluation performed at least once on a annual basis.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Goodwill and other intangible assets (shown in thousands) consisted of:

                                                       September 30, December 31,
                                                           2001          2000
                                                       ------------- ------------
Goodwill..............................................    $33,471      $22,831
Less--accumulated amortization........................     (7,777)      (4,767)
                                                          -------      -------
   Goodwill, net......................................     25,694       18,064
Intangible assets:
Customer lists........................................      4,470        4,470
Employee workforce....................................      2,355        2,355
Non-compete agreements................................      4,575        4,575
                                                          -------      -------
                                                           11,400       11,400
Less: accumulated amortization........................     (3,150)      (1,941)
                                                          -------      -------
   Intangible assets, net.............................      8,250        9,459
                                                          -------      -------
   Goodwill and intangible assets, net................    $33,944      $27,523
                                                          =======      =======

   The Company periodically examines the carrying value of its goodwill and other intangible assets to determine whether there is any impairment. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amounts, an impairment loss would be charged to expense in the period identified. As of September 30, 2001, no event has been identified that would indicate an impairment in the carrying value of the goodwill and other intangible assets.

Note 7. Supplemental Consolidated Cash Flow Information

   Total interest paid during the nine months ended September 30, 2001 and 2000 was $0.2 million and $0.6 million, respectively. Total income taxes paid during nine months ended September 30, 2001 and 2000 were $2.5 million and $5.6 million, respectively. Total income tax refunds during the nine months ended September 30, 2001 and 2000 were $3.8 million and $6.5 million, respectively.

   The Company had non-cash financing and investing activities during the nine months ended September 30, 2001. The Company issued $3.0 million in notes payable in the Barba-Arkhon acquisition and has a $0.6 million obligation related the Chambers purchase agreement. (See Note 2, Acquisitions). The Company incurred $0.7 million of capital lease obligations for the purchase of new computer equipment. For the nine months ended September 30, 2001, the Company recorded $2.1 million for deferred compensation related to restricted stock.

   During the nine months ended September 30, 2001, the Company received shares of the Company's common stock, with a then market price of $0.2 million, in lieu of cash as payment for certain employee advances.

Note 8. Treasury Stock Repurchases

   In October 2000, the Board of Directors authorized the repurchase of up to
5.0 million shares of the Company's common stock. During the nine months ended September 30, 2001, the Company repurchased 0.7 million shares for $3.6 million. As of September 30, 2001, the Company has repurchased a total of 1.8 million shares for $7.2 million since October 2000.

Note 9. Stock-based Compensation

   Stock-based compensation relates to Value Sharing Retention Program ("VSRP") stock options, exchanged stock options, restricted shares and stock appreciation rights awarded to the Company's employees. The stock-

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES based compensation expense is recognized for the increase in the Company's stock price above grant or exercise prices of the associated awards and for the fair market value of restricted share awards at grant date. The Company's stock price was $3.71 as of September 30, 2001 compared to $8.20 as of June 30, 2001.

   As of September 30, 2001, the Company had 7.7 million options shares outstanding. Of the outstanding options, 2.1 million stock options ("variable accounting options") are subject to stock-based compensation expense. For the nine months ended September 30, 2001, there were no stock-based compensation expense related to the 2.1 million options outstanding as of September 30, 2001 because the stock price was below the exercise prices of the these options. During the nine months ended September 30, 2001, 0.1 million variable accounting options were exercised at a date when the stock price was higher than the exercise prices. Accordingly, the Company recorded stock-based compensation expense related to the exercise of these options.

   In January 2001, the Company issued 1.9 million restricted shares with a grant price of $3.875, which was the closing market price on the grant date. These restricted shares vest 33% per year from September 1, 2001 to September 1, 2003. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in January 2001. As of September 30, 2001, the Company had 1.2 million restricted shares outstanding, hence 0.6 million shares were vested on September 1, 2001 and 0.1 million shares have been forfeited since January 2001.

   In the year 2000, the Company awarded 0.2 million stock appreciation rights at $5.00 per right. For the nine months ended September 30, 2001, there was no stock-based compensation expense related to the stock appreciation rights because the stock price as of September 30, 2001 was below the stated price of the rights.

   For the three months ended September 30, 2001, the Company eliminated all previously recorded stock-based compensation expense related to both variable accounting options and stock appreciation rights then outstanding. The stock price of $3.71 at September 30, 2001 was below the exercise prices of the options outstanding and the stated price of the rights outstanding.

Note 10. Litigation and Settlement Provisions

   The Company has included a net provision of $5.7 million for the nine months ended September 30, 2001. The Company reached a settlement agreement with certain plaintiffs who opted out of the August 2000 settlement of the consolidated securities law class action (the "Consolidated Class Actions"), which was previously disclosed. The terms of the agreement require payments totaling $5.0 million plus accrued interest. With respect to the Consolidated Class Actions matter, the Company has recovered $4.0 million, from one of its insurers. The $4.0 million has been deposited in escrow and will be divided evenly between the Consolidated Class Actions plaintiffs and the Company. Accordingly, the Company recorded a recovery of $2.0 million. In addition, the Company has recorded a provision for several other litigation matters and legal expenses related to the previously mentioned settlements. For the nine months ended September 30, 2000, the Company recorded $16.5 million in litigation settlement provisions related the Consolidated Class Actions litigation. See
Part II Item 1, Legal Proceedings for further information.

Note 11. Discontinued Operations

   In May 2000, the Company developed plans and identified certain operating units and other entities for disposition, and implemented plans to restructure the remaining operating units. The Company made three large strategic divestitures in 2000: Economics & Policy, Strategic Consulting and IT Solutions.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

   Certain information with respect to discontinued operations is summarized as follows:

                                                       Three months   Nine months
                                                           ended         ended
                                                       September 30, September 30,
                                                           2000          2000
                                                       ------------- -------------
Revenues:
   Economics & Policy.................................    $17,626      $ 60,029
   Strategic Consulting...............................      7,895        34,029
   IT Solutions.......................................        920        16,485
                                                          -------      --------
       Total revenues.................................     26,441       110,543
                                                          -------      --------
   Loss from discontinued operations..................     (2,420)      (12,679)
   Income tax expense (benefit).......................       (968)         (983)
                                                          -------      --------
       Net loss.......................................    $(1,452)     $(11,696)
                                                          =======      ========

   Results of discontinued operations for the three and nine months ended September 30, 2000 only include amortization of associated intangible assets through the measurement date of April 30, 2000. The above results include $1.5 million of net loss (excludes amortization expenses) for the period May 1, 2000 through September 30, 2000. These results are included in the calculation of the loss on disposition of discontinued operations. Additional after tax costs of $10.3 million were recorded in the third quarter of 2000 primarily due to revised estimates of expected discontinued business proceeds.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The loss on dispositions for the nine months ended September 30, 2000 includes the following (in thousands):

Book value of net assets in excess of proceeds, including intangible assets of $162,346................................................. $136,742
Net pre-tax loss on discontinued operations for the period May 1,
  2000 through the expected disposition dates........................    2,470
Expenses associated with asset disposals (including $7,019 in
  severance-related expenses)........................................    9,511
                                                                      --------
Pre-tax loss on dispositions.........................................  148,723
Income tax provision.................................................    7,458
                                                                      --------
Loss on dispositions................................................. $156,181
                                                                      ========

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

Results of Continuing Operations

   The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                              Three months    Nine months
                                                 ended           ended
                                             September 30,   September 30,
                                             ------------   -------------
                                             2001   2000    2001    2000
                                             -----  -----   -----   -----
Revenues.................................... 100.0% 100.0%  100.0%  100.0%
   Consulting services expense..............  66.4   63.3    64.5    64.8
   VSRP cash compensation
     expense--consultants...................   4.7    2.5     6.4     0.8
   Stock-based compensation--consultants....  (3.9)   0.0     1.1     0.0
                                             -----  -----   -----   -----
Gross margin................................  32.8   34.2    28.0    34.4
   General and administrative expenses......  24.4   24.2    23.9    24.9
   Depreciation expense.....................   3.3    2.7     3.0     2.7
   Amortization expense.....................   2.6    2.0     2.4     1.9
   VSRP cash compensation expense--other....   0.7    0.2     0.6     0.1
   Stock-based compensation--other..........  (1.4)   0.2     0.2     0.2
   Restructuring costs......................   0.0    1.5     1.1     5.5
   Litigation and settlement provision......   0.0    0.8     3.2     8.9
                                             -----  -----   -----   -----
Operating income (loss)from continuing
  operations................................   3.2    2.6    (6.4)   (9.8)
   Other income (loss), net.................   0.3   (0.4)    0.5    (1.1)
                                             -----  -----   -----   -----
Income (loss) from continuing operations
  before income taxes.......................   3.5    2.2    (5.9)  (10.9)
   Income tax expense (benefit).............   1.8    1.8    (1.9)   (3.4)
                                             -----  -----   -----   -----
Income (loss)from continuing operations.....   1.7    0.4    (4.0)   (7.5)
                                             -----  -----   -----   -----
Loss from discontinued operations, net of
  income taxes..............................  (0.0)   0.0    (0.0)   (5.5)
Loss from disposition on discontinued
  operations................................  (0.0) (16.8)   (0.0)  (84.2)
                                             -----  -----   -----   -----
Net income (loss)...........................   1.7% (16.4)%  (4.0)% (97.2)%
                                             =====  =====   =====   =====

2001 compared to 2000--For the three month period ended September 30.

   Revenues. Revenues are primarily a function of billable hours and consultant headcount. For the three months ended September 30, revenues decreased $4.2 million, or 6.9%, to $57.1 million in 2001, from

$61.3 million in 2000. The Company's average headcount and consultant workload were consistent from period to period and did not factor into the decrease in revenues. Also, the Company's average billing rate increased when comparing the three months ended September 30, 2001 to the same period in 2000.

   The decrease in revenues was primarily attributed to lower commission-based revenues, lower direct project-related expense revenues and higher write-downs of unbilled receivables. The direct project-related expense revenues are costs the Company incurs and invoices directly to clients. These direct project-related expenses are used to supplement certain projects and vary by the nature of engagements and from period to period. For the three months ended September 30, 2001, direct project-related expenses were lower by $0.9 million compared to the same period in 2000. Commission revenue was lower by $0.7 million. During 2000, the Company managed and closed a tolling and electricity swap agreement of another client's electric generating plants, which closed in the fourth quarter 2000. This engagement yielded $6.7 million in commission revenue for the Company, of which $1.0 million was recorded in the third quarter 2000. The Company had a similar transaction during the three months ended September 30, 2001, in which $0.3 million was recorded in revenues. For the three months ended September 30, 2001, the Company had higher write-downs of unbilled receivables when compared to three months ended September 30, 2000. These write-downs attributed to $3.3 million of the $4.2 million decrease. The write-downs were related to unbilled revenues recorded that Company determined not realizable. Excluding the higher write-downs, lower direct project-related expenses and lower commissions, revenues would have increased by $1.7 million because of the higher billing rates.
   Additionally, the Company closed a certain number of its offices for a period of time directly following the tragic events on September 11, 2001 and incurred delays in the re-start of projects for a period of time directly following September 11, 2001. This caused a reduction in revenues during the third quarter of 2001.
   Consulting Services Expense. Consulting services expense includes consultant wages and benefits, direct project-related expenses and client development expenses. Consulting services expense decreased $1.1 million, or 2.9%, to $37.9 million in 2001, from $38.8 million in 2000. The costs of direct project-related expenses were lower this third quarter 2001 when compared to the third quarter 2000.
   VSRP Cash Compensation Expense--Consultants. VSRP cash compensation expense ("Value Sharing Retention Program") is the cash compensation component of the Value Sharing Retention Program. For the three months ended September 30, 2001, VSRP cash compensation expense was $2.7 million, or 4.7% of revenues, compared to $1.6 million, or 2.6% of revenues, for the three months ended September 30, 2000. The increase in VSRP compensation expense is related to the recorded VSRP compensation on a straight-line basis. The cash component of the retention program ended on the September 1, 2001 as the Company paid the final installment.

   Stock-based Compensation--Consultants. Stock-based compensation--consultants includes non-cash compensation related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. The Company records stock-based compensation expense for restricted shares on a straight-line basis over the vesting term starting from January 2001. The Company records compensation for exchanged and VSRP stock options when the increase in the Company's stock price is above the grant or exercise prices of the associated stock option awards. The Company's stock price was $3.71 at September 30, 2001 and was below the exercise prices of both the VSRP and exchanged stock options then outstanding. Accordingly, the Company reversed all of the previously recognized compensation expense related to these outstanding options. For the three months ended September 30, 2001, the Company recorded a credit of $2.2 million for stock-based compensation.

   Gross Margin. Gross margin includes revenues reduced by consulting services, VSRP cash compensation and stock-based compensation expenses. Gross margin decreased 1.5% as of percentage of revenues, or $2.2 million, from 34.2% for the three months ended September 30, 2000, to 32.7% for the three months ended September 30, 2001. The decrease in the gross margin percentage is primarily attributed to lower revenues. The lower direct project-related expenses in revenues and cost of services expense had an insignificant impact on gross margin.

   General and Administrative Expenses. General and administrative expenses include corporate management and administrative wages and benefits, facility-related costs, bad debt provisions, corporate professional fees, and all other corporate and business support costs. General and administrative expenses decreased $0.9 million, or 6.1%, to $13.9 million for the three months ended September 30, 2001, from $14.8 million for the same three-month period in 2000. The decrease is primarily related to bad debt provisions on certain receivables.

   Amortization Expense. For the three months ended September 30, 2001, amortization expense increased $0.2 million to $1.9 million from $1.7 million for the third quarter of 2000. The increase is primarily due to the amortization of goodwill of Barba-Arkhon, which was acquired on March 1, 2001.

   Stock-based Compensation--Other. Stock-based compensation--other includes non-cash compensation related to stock appreciation rights, exchanged stock options, VSRP stock options and restricted shares awarded to corporate management and administrative support staff. The Company records stock-based compensation expense for restricted shares on a straight-line basis over the vesting term starting from January 2001. The Company records compensation for stock appreciation rights, exchange stock options and VSRP stock options when the increase in the Company's stock price is above the grant or exercise prices of the associated stock awards. The Company's stock price was $3.71 at September 30, 2001 and was below the exercise prices of the then outstanding stock appreciation rights, VSRP stock options and exchanged stock options. Accordingly, the Company reversed all of the previously recognized compensation expense related to these outstanding stock awards. For the three months ended September 30, 2001, the Company recorded a credit of $0.8 million for stock-based compensation.

   Other Income. Other income includes the net of interest income, interest expense and other non-operating income and expenses. Other income improved $0.4 million to $0.2 million income for the three months ended September 30, 2001 from a $0.2 million expense for the three months ended September 30, 2000. The Company had a higher average cash balance, net of line of credit borrowings, for the third quarter 2001 compared to third quarter 2000. In addition, the Company recognized income related to certain earnout provisions on the disposed units of 2000.

   Net Income (Loss). Net income for the three months ended September 30, 2001 was $0.9 million compared to a net loss of $10.0 million for the three months ended September 30, 2000. The net loss for the three months ended September 30, 2000 includes a loss of $10.3 million on the dispositions of discontinued operations. These operations were sold in the third and fourth quarter 2000 and therefore were not included in the operating results for the three months ended September 30, 2001. When the loss on dispositions of discontinued operations are excluded for continuing operations analysis, the Company had a net income of $0.2 million for the third quarter 2000 compared to a net income of $0.9 million for third quarter 2001.

2001 compared to 2000--For the nine month period ended September 30.

   Revenues. For the nine months ended September 30, revenues decreased $8.2 million, or 4.4%, to $177.4 million in 2001, from $185.6 million in 2000. The Company's average headcount and consultant workload were consistent from period to period and did not factor into the decrease in revenues. Also, the Company's average billing rate increased when comparing the nine months ended September 30, 2001 to the same period in 2000.

   The decrease in revenues was primarily attributed to lower direct project-related expense revenues totaling $7.4 million. When comparing the nine months ended September 30, 2001 to the same period in 2000, the Company generated $5.3 million more commission revenue in 2001. In February 2001, the Company managed a successful auction of a client's electric generating plants, which yielded commission revenue for the Company of $9.0 million. In addition, the Company recorded $0.6 million in commission revenue for other transactions during 2001. Similar transactions occurred in the nine months ended September 30, 2000, which yielded commission revenue of $4.3 million. This additional $5.3 million in commission revenue was offset by write-downs of unbilled receivables. These write-downs were related to unbilled revenues recorded that the Company determined not realizable.

   Consulting Services Expense. Consulting services expense decreased $5.9 million, or 4.9%, to $114.4 million in 2001 from $120.3 million in 2000. This decrease is primarily attributed to the cost of direct project-related expenses.

   VSRP Cash Compensation Expense--Consultants. VSRP cash compensation expense is the cash compensation component of the Value Sharing Retention Program. For the nine months ended September 30, 2001, VSRP cash compensation expense was $11.3 million, or 6.4% of revenues, compared to $1.6 million for the comparable nine-month period in 2000. The increase in VSRP expense is related to the number of months the cash compensation expense was prorated over during each nine-month period. The VSRP compensation expense was recorded on a straight-line basis. The cash component of the retention program ended on the September 1, 2001 as the Company paid the final installment.
   Stock-based Compensation--Consultants. Stock-based compensation--consultants includes non-cash compensation related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. The Company records stock-based compensation expense for restricted shares on a straight-line basis over the vesting term starting from January 2001. The Company records compensation for exchange stock options and VSRP stock options when the increase in the Company's stock price is above the grant or exercise prices of the associated stock awards. The Company's stock price was $3.71 at September 30, 2001 and was below the grant or exercise prices of the options then outstanding. Accordingly, there is no compensation expense related to these outstanding options. For the nine months ended September 30, 2001, the Company recorded stock-based compensation expense of $2.1 million, which was primarily related to restricted shares.

   Gross Margin. Gross margin includes revenues reduced by consulting services, VSRP cash compensation and stock-based compensation expenses. Gross margin decreased 6.4% as of percentage of revenues, or $14.2 million, from 34.4% for the nine months ended September 30, 2000, to 28.0% for the nine months ended September 30, 2001. The decrease in the gross margin percentage is primarily attributed to the implementation of the Value Sharing Retention Program and the resulting cash and stock-based compensation expenses. The lower direct project-related expenses in revenues and cost of services expense had an insignificant impact on gross margin.

   General and Administrative Expenses. General and administrative expenses decreased $3.8 million, or 8.3%, to $42.4 million for the nine months ended September 30, 2001, from $46.2 million for the same nine-month period in 2000. The decrease is attributed to a 20% administrative headcount reduction as result of the Company restructuring its core operations. In May 2000, as a part of the restructuring plan, the Company streamlined its administrative support staff of its core operations. As a result, administrative wages decreased $2.4 million when comparing the nine months period ended June 30 of 2001 to 2000. Corporate professional fees decreased $2.1 million due to both the reductions of legal fees from the settlement of certain class action lawsuits and other professional services, such as accounting and human resources. In addition, certain office-related expenses decreased $0.7 million. The decreases of administrative wages, corporate professional fees, and office-related expenses were partially offset by an increase in bad debt expense of $1.4 million.

   Amortization Expense. For the nine months ended September 30, 2001, amortization expense increased $0.2 million to $5.2 million from $5.0 million for the nine months ended September 30, 2000. The increase is primarily due to the amortization of goodwill of Barba-Arkhon acquired on March 1, 2001.

   Stock-based Compensation--Other. Stock-based compensation--other includes non-cash compensation related to stock appreciation rights, exchanged stock options, VSRP stock options and restricted shares awarded to corporate management and administrative support staff. The Company records stock-based compensation expense for restricted shares on a straight-line basis over the vesting term starting from January 2001. The Company records compensation for stock appreciation rights, exchange stock options and VSRP stock options when the increase in the Company's stock price is above the grant or exercise prices of the associated stock awards. The Company's stock price was $3.71 at September 30, 2001 and was below the grant or exercise prices of the then outstanding awards. Accordingly, there is no compensation expense related to these outstanding stock awards. For the nine months ended September 30, 2001, the Company recorded stock-based compensation expense of $0.3 million which was primarily related to restricted shares.

   Other Income (Loss), Net. Other income improved $2.9 million to an income of $0.8 million income for the nine months ended September 30, 2001 from a $2.1 million expense for the nine months ended September 30, 2000. A $1.7 million charge to reflect the impairment of former officers' notes receivable was recorded in the second quarter 2000. Excluding this charge, other income improved by $1.2 million and is attributed to more interest income and less interest expense. The Company had a higher average cash balance, net of line of credit borrowings, for the nine month ended September 30, 2001 compared to the same period in 2000.

   Net Loss. Net loss for the nine months ended September 30, 2001 was $6.9 million compared to a net loss of $180.2 million for the nine months ended September 30, 2000. Included in the net loss for the nine month ended September 30, 2000 was a loss of $10.2 million from discontinued operations and a loss of $156.2 million on the dispositions of discontinued operations. These operations were sold in the third and fourth quarters of 2000 and therefore were not included in the operating results for the nine months ended September 30, 2001. When the results from discontinued operations are excluded for continuing operations analysis, the Company had a $13.8 million net loss for the nine months ended September 30, 2000 compared to a $6.9 million net loss for the same period in 2001. The lower net loss is attributed to lower "non-recurring" charges such as restructuring costs and litigation settlement costs. The reduction in these "non-recurring" charges has been partially offset by incremental expenses related to the implementation of VSRP retention program.

Liquidity and Capital Resources

  Summary

   The Company had approximately $20.4 million in cash and cash equivalents at September 30, 2001 compared to $48.8 million at December 31, 2000. The
Company's cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

   Working capital, the excess of current assets over current liabilities, was $50.7 million compared to $63.7 million at December 31, 2000. The decrease in working capital is primarily due to common stock repurchases, the purchases of Barba-Arkhon and Chambers, and the payment of a litigation settlement.

Cash Flow

   For the nine months ended September 30, 2001, net cash used in operating activities was $10.8 million. The increase in unbilled invoices on certain engagements reduced the Company's cash inflow from accounts receivable by $3.1 million. These unbilled invoices are generally scheduled for billing and collection in the fourth quarter. During the nine months ended September 30, 2001, the Company paid certain bonuses totaling $2.0 million, which had been accrued at December 31, 2000. The bonuses include, among others, payments under the Value Sharing Retention Program. As part of the settlement of the Chandler litigation, the Company paid $3.0 million in July 2001. In addition, as part of certain disposition agreements, the Company paid $2.2 million during the nine months ended September 30, 2001 for client receivables collected, prior to December 31, 2000, on behalf of certain disposed units.

   Net cash used in investing activities was $15.1 million, primarily due to acquisition-related transactions. During the nine months ended September 30, 2001, the Company acquired businesses which include a

$5.3 million and $2.0 million investment in the acquisitions of Barba-Arkhon and Chambers, respectively (see Note 2 to the Unaudited Consolidated Financial Statements). As part of a 1999 acquisition agreement, the Company paid $2.0 million that had been contingent on certain revenue and gross margin targets. In addition, the Company used $5.6 million for capital spending on property and equipment to support personnel.

   Net cash used in financing activities was $2.5 million. During the nine months ended September 30, 2001, the Company used $3.4 million to purchase treasury shares. Also, the Company received cash of $0.9 million from transactions related to stock options exercised and stock purchased by employees.

Debt, Commitments and Capital

   The Company maintains a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank. The line of credit bears interest at prime or LIBOR plus 1.0%. Under the agreement, the Company may borrow a maximum amount of up to 85% of eligible accounts receivable. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the terms of the agreement as of September 30, 2001 and December 31, 2000. The Company did not have a balance outstanding under the line of credit at September 30, 2001 and December 31, 2000. In February 2001, the Company amended the line of credit agreement with no substantive changes in the terms and conditions, except that the amended agreement expires on May 31, 2003.

   The Company has a $3.0 million notes payable under the Barba-Arkhon purchase agreement. The notes bear simple interest at a 6% annual percentage rate and the interest is payable on a quarterly basis.

   As of September 30, 2001, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases. During the nine months ended September 30, 2001, the Company paid the last three of four installments under the value sharing retention program totaling $13.9 million and as of September 30, 2001, the Company does not having any remaining cash commitments under this retention program. As of September 30, 2001, the Company had obligations of $9.1 million related to the Barrington purchase agreement, which was paid on October 31, 2001. In addition, as part of the settlement of the Chander litigation, the Company has a $2.0 million obligation due July 2002 (see Part II, Item 1. Legal Proceeding).

   The Company believes that the current cash and cash equivalents, the future cash flows from operations and the $35.0 million line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company may seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of September 30, 2001.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standard Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that the purchase method of accounting for business combinations be used for all business combinations subsequent to June 30, 2001, thereby eliminating the use of pool-of-interests method of accounting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

   The Company is required to comply with SFAS No. 141 for all business combinations completed beginning July 1, 2001. The Company is required to comply with SFAS No. 142 in the third quarter of year 2001 for new business combinations and in the first quarter of year 2002 for previously acquired intangibles. The Company is currently evaluating the impact SFAS No. 141 and 142 will have on its results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio, classified as cash equivalents, and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of September 30, 2001, the Company's investments were primarily limited to fully collateralized, A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2001 than they did in 2000, the Company's interest income would be decreased by $0.1 million on an annualized basis. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at September 30, 2001. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the prime rate or London Interbank Offered Rate (LIBOR) plus 1.0%. Other than the Barba-Arkhon notes payable, the Company does not currently have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As previously disclosed in August 2000, the Company agreed to settle for $23.0 million the consolidated shareholder class actions (the "Consolidated Class Actions"), subject to court approval and certain other conditions. In March 2001, the settlement was approved by the federal district court. Distribution of the settlement funds to the class claimants awaits resolution of appeals. Also as previously disclosed, in June 2001, the Company agreed to settle certain previously disclosed litigation against one of its insurers, Federal Insurance Company ("Federal"), relating to the Consolidated Class Actions. Pursuant to this settlement, Federal has paid into escrow $4.0 million to provide additional funding for settlement of the Consolidated Class Actions. The $4.0 million payment will be divided evenly between the Company and the class, net of the Company's costs. Distribution of all settlement funds to the class awaits resolution of appeals.

   Finally, as previously disclosed, in July 2001, the Company agreed to settle certain previously disclosed litigation (the "Chandler" litigation) that had been brought against the Company and Mr. Maher, its former Chief Executive Officer. The plaintiffs are former principal shareholders and former officers of GeoData Solutions, Inc., a former subsidiary of the Company. The settlement agreement provides for an initial payment by the Company to the plaintiffs of $3.0 million in July 2001, which has been paid, and a second payment of $2.0 million in July 2002. The Company intends to seek payment from Federal of up to $3.5 million of the Chandler settlement, plus legal costs, although Federal is expected to contest this request and assert certain policy defenses.

   For further information with respect to these legal proceedings, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

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

                                          NAVIGANT CONSULTING, INC.

                                          By:    /s/ WILLIAM M. GOODYEAR
                                             __________________________________
                                                    William M. Goodyear
                                             Chairman and Chief Executive
                                                          Officer

                                          By:      /s/ BEN W. PERKS
                                             __________________________________
                                                        Ben W. Perks
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 5, 2001