Form 10-K405
period 2001-12-31
NAVIGANT CONSULTING INC
filed 2002-03-22
CIK 1019737

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

                                      [X]
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                As of and for the year ended December 31, 2001

                                      OR

                                      [_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-28830

                               -----------------

                           Navigant Consulting, Inc.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 36-4094854
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

               615 North Wabash Avenue, Chicago, Illinois 60611
         (Address of principal executive offices, including zip code)

                                (312) 573-5600
             (Registrant's telephone number, including area code)

                               -----------------

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

                                     None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 11, 2002, approximately 39.8 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 11, 2002, was approximately $210.0 million.

   The Registrant's Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on April 25, 2002, is incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                           NAVIGANT CONSULTING, INC.
                                   FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               -----

PART I
Item 1.  Business.............................................................................     3
Item 2.  Properties...........................................................................     7
Item 3.  Legal Proceedings....................................................................     7
Item 4.  Submission of Matters to a Vote of Security Holders..................................     8
         Executive Officers of the Company....................................................     8

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters................     9
Item 6.  Selected Financial Data..............................................................    11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations    12
Item 7A. Quantitative and Qualitative Disclosure About Market Risk............................    23
Item 8.  Consolidated Financial Statements and Supplemental Data..............................    23
Item 9.  Changes In and Disagreements with Independent Accountants on Accounting and
         Financial Disclosure.................................................................    23

PART III
Item 10. Directors and Executive Officers of the Registrant...................................    24
Item 11. Executive Compensation...............................................................    24
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................    24
Item 13. Certain Relationships and Related Transactions.......................................    24

PART IV
Item 14. Exhibits, Financial Statements and Reports on Form 8-K...............................    24
         Report of Independent Accountants....................................................   F-2
         Consolidated Balance Sheets..........................................................   F-3
         Consolidated Statements of Operations................................................   F-4
         Consolidated Statements of Stockholders' Equity......................................   F-5
         Consolidated Statements of Cash Flows................................................   F-6
         Notes to Consolidated Financial Statements...........................................   F-7

                                    PART I

   Statements included in this report are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this report, the words "anticipate," "believe," "intend," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1.  Business

General

   Navigant Consulting, Inc. (the "Company"), formerly The Metzler Group, Inc., is a management consulting firm to Fortune 500 and other companies, government agencies, law firms, financial institutions and regulated industries.

   Navigant Consulting, Inc. is a Delaware corporation headquartered in Chicago, Illinois. The Company's executive office is located at 615 North Wabash Avenue, Chicago, Illinois 60611. Its telephone number is (312) 573-5600. The Company's stock is traded on the New York Stock Exchange under the symbol NCI.

   "NAVIGANT" is a service mark of Navigant International, Inc. Navigant Consulting, Inc. (NCI) is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company's use of "NAVIGANT" is made under license from Navigant International, Inc.

(a) General Development of Business

   The Company had its initial public offering in 1996. The Company had three subsequent public offerings, one in 1997 and two in 1998. From 1996 to 1999, the Company acquired 24 consulting firms. During 1999 and 2000, the Company replaced its management team and the new management team subsequently implemented a major realignment of the Company. During 2000, the Company completed three large strategic divestitures which eliminated three former business segments: Economic & Policy Consulting, Strategic Consulting and IT Solutions. In addition, the Company shut down or sold a number of other businesses that had been unprofitable or were not deemed complementary to its current business structure. During 2001, the Company acquired two consulting firms that were deemed complementary to its current businesses.

   The Company's current business structure consists of two business segments:
Financial & Claims Consulting and Energy & Water Consulting. Each business segment has direct responsibility and accountability for its decisions, costs and profits. The Company's consultants have the autonomy and authority to seek, engage and complete assignments. This business model and the Company's experience, reputation and industry focus enables it to compete effectively in the consulting marketplace.

   The Financial & Claims Consulting business segment is comprised of advisors and consultants who specialize in assisting clients with the financial, economic, accounting and information aspects of its engagements. This business segment provides consulting services such as data management, quality control, business and property valuation, research and analysis, litigation support and expert testimony, bankruptcy and solvency management, outsourcing and claims management.

   The Energy & Water Consulting business segment is comprised of advisors and consultants who provide services to all areas of the energy industry. The business segment provides consulting and transaction support services to the energy, network based and regulatory industries. These services include, among others, the areas of production, generation, transmission, distribution and retail supply. This business segment also provides planning and engineering services to the water industry.

(b) Financial Information About Industry Segments

   Segment operating revenues and segment operating profits (together with a reconciliation to operating income) attributable to each segment for each of the last three years are set forth in Note 4 of the Company's consolidated financial statements.

   The relative percentages of operating revenue attributable to each segment were as follows:

                                              2001  2000  1999
                                              ----- ----- -----
                Financial & Claims Consulting 63.1% 61.8% 56.9%
                Energy & Water Consulting.... 36.9% 38.2% 43.1%

   The relative percentages of operating profits attributable to each segment were as follows:

                                              2001  2000  1999
                                              ----- ----- -----
                Financial & Claims Consulting 58.1% 65.7% 53.7%
                Energy & Water Consulting.... 41.9% 34.3% 46.3%

   The relative percentages of segment operating profits attributable to respective segment revenue were as follows:

                                               2001  2000  1999
                                               ----- ----- -----
                Financial & Claims Consulting. 12.6% 16.4% 11.7%
                Energy & Water Consulting..... 15.5% 13.9% 13.3%
                Total segment operating profit 13.6% 15.4% 12.4%

   The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating segments on the basis of consulting fee revenues. Certain general and administrative expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and are included in the costs not allocated to segments, for comparative purposes.

(c) Narrative description of business

  Overview

   The Company markets its services directly to senior and mid-level executives. A variety of business development and marketing channels are used to communicate directly with current and prospective clients, including on-site presentations, industry seminars and industry-specific articles. New engagements are sought and won by the Company's senior and mid-level consultants. Future performance will continue to depend on the consultants' ability to win lucrative and long-term engagements.

   A significant portion of new business arises from prior client engagements. In addition, the Company seeks to leverage the client relationships in one business segment to cross sell existing services provided by the other segment. Clients frequently expand the scope of engagements during delivery to include follow-on complementary activities. Also, on-site presence affords the Company's consultants the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client.

   The Company derives substantially all of its revenues from fees for professional services. Over the last three years, a substantial majority of the Company's revenues have been generated under standard hourly or daily rates billed on a time and material basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billing, for the closing of a sale of clients' assets. Such incremental revenues are commonly referred to as success fees; these fees may cause significant variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

   The Company's most significant expense is consulting services expense, which consist of consultant compensation and benefits, and direct project-related expenses. Consultant compensation consists of salaries and annual cash performance bonuses. The Company has a structured compensation program in which consultants' compensation graduates at certain levels from cash compensation to equity compensation. (See Note 7 to the Consolidated Financial Statements). Direct project-related expenses consist of travel-related costs, independent contractor fees, and material costs. The direct project-related expenses are typically billed to the clients. Project personnel are typically employed on a full-time basis, although independent contractors supplement project personnel as needed. Independent contractors are retained for specific client engagements on a task-specific, per diem basis during the period their expertise or skills are required.

   The Company's most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes costs for corporate management and administrative personnel used to indirectly support projects. Office related expenses include operating leases for approximately forty offices the Company uses for its consulting and administrative staff.

  Human Capital

   As of December 31, 2001, the Company had approximately 1,325 employees, including approximately 1,000 billable consultants. Success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, the Company employs internal recruiters, retains executive search firms and utilizes personal and business contacts to recruit professionals with significant industry-specific consulting experience. Consultants are drawn from the industries the Company serves and from accounting and other consulting organizations. The Company seeks to retain its consultants by offering competitive packages of base and incentive compensation, equity ownership and benefits. (See Note 7 to the Consolidated Financial Statements.)

   Revenues are generated almost exclusively from services performed by the Company's professional consultants. Future performance will continue to depend in a large part upon the Company's ability to attract and retain highly skilled professionals possessing appropriate skills. The loss of the services of, or the failure to recruit, a significant number of consultants would adversely affect the Company's ability to secure and complete engagements and would have a material adverse effect on the Company's business.

   Independent contractors, some of whom are former employees, supplement the Company's consultants on certain engagements. The Company believes that the practice of retaining independent contractors on a per-engagement basis provides greater flexibility in adjusting professional personnel levels in response to changes in demand for the Company's professional services.

   In addition to the employees and independent contractors discussed above, the Company has acquired and seeks to acquire consulting businesses to gain highly skilled professionals. Some of the acquired businesses were a direct competitor to the Company while others had been retained as independent contractors to supplement certain engagements. The Company believes that the practice of acquiring consulting businesses to gain certain consultants strengthens its marketability, market share and overall operating results.

   In connection with acquisitions and certain consultants' employment and compensation agreements, the Company generally obtains non-compete or non-solicitation covenants from senior and mid-level consultants.

Most of the non-compete and non-solicitation covenants have restrictions that extend 12 months beyond the employees' termination date. The Company employs these contractual agreements to reduce the risk of attrition and to safeguard the Company's existing clients and projects from defecting employees.

  Competition

   The market for consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including general management and information technology consulting firms, as well as the consulting practices of national accounting firms, and other local, regional, national and international firms. Many of these companies are global in scope and have greater personnel, financial, technical and marketing resources than the Company. The Company believes that its experience, reputation, industry focus and broad range of services will enable it to compete effectively in the consulting marketplace.

(d) Other Matters

  Concentration of Revenues

   There were no clients that accounted for more than 10% of the Company's total revenues for the year December 31, 2001. One client from the Energy & Water Consulting segment accounted for more than 5% of the Company's total revenues for the year ended December 31, 2001. There were no clients that accounted for more than 5% of the Company's total revenues for the years ended December 31, 2000 and 1999. Revenues earned from the Company's top 20 clients amounted to 42% and 39% of total revenues for the years 2001 and 2000, respectively. The Company acknowledges that the existence and identity of its largest clients may change from year to year. The Company does not believe that any of the services it offers are seasonal.

  Business Risks

   In addition to other information contained in this Annual Report on Form 10-K and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating the Company and its business. Such factors currently have a significant impact or may have a significant impact in the future on the Company's business, operating results, and financial condition.

   The Company is subject to the risk of professional liability. The Company's consultants engage in complex analysis in which the exercise of professional judgement is critical. If services are not performed to the client's satisfaction, the client may threaten or bring a lawsuit against the Company, claiming the Company performed negligently or breached its obligation to the client. In certain cases there is a potential that persons other than clients may bring claims against the Company. A claim against the Company could exceed the limits of the Company's insurance coverage and could damage the Company's reputation.

   The Company's common stock price may fall and any investment in the Company may be materially affected.

   The Company relies heavily on its consulting staff and management team.

  International Operations

   The Company has an international presence with offices in the United Kingdom, Canada and Australia. In addition, the Company has clients based in the United States that have international operations. No international country accounted for more than 5% of the Company's total revenue for the three years ended December 31, 2001, 2000 and 1999.

Item 2.  Properties

   The Company's executive office is currently located in a 16,500 square foot building, which the Company owns, and is located in the downtown area of Chicago, Illinois. In addition to the executive office, the Company has operating leases for 49 office facilities worldwide. Additional space may be required as business expands geographically, but the Company believes it will be able to obtain suitable space as needed. Principal offices are located in the following cities:

 Atlanta, Georgia          London, United Kingdom   Richmond, Virginia
 Austin, Texas             Los Angeles, California   Sacramento, California
 Baltimore, Maryland       New York, New York        San Francisco, California
 Boston, Massachusetts     Orlando, Florida          Tampa, Florida
 Burlington, Massachusetts Phoenix, Arizona          Toronto, Canada
 Chicago, Illinois         Pittsburgh, Pennsylvania  Washington, D.C.
 Dallas, Texas             Princeton, New Jersey     Wilmington, Delaware

Item 3.  Legal Proceedings


   As previously disclosed, in 2000 the Company and its insurer agreed to settle for $23.0 million 21 consolidated securities law class actions (the "Consolidated Class Actions"). In 2001, this settlement was approved by the federal district court and upheld on procedural grounds by the court of appeals. One objector filed a petition for certiorari with the U.S. Supreme Court seeking review of the court of appeals' decision. Also as previously disclosed, in 2001 the Company agreed to settle certain litigation against one of its insurers relating to the Consolidated Class Actions. Pursuant to this settlement, the insurer has paid into escrow $4.0 million, which will be shared by the Company and the class on a 50/50 basis, net of the Company's costs. Distribution of all settlement funds to the class awaits resolution of appeals.

   As previously disclosed, in 2000 the Company was served with another purported shareholder class action complaint containing factual allegations very similar to the factual allegations in the Consolidated Class Actions, except that this action sought to extend the end of the class period approved in the Consolidated Class Actions. This action was subsequently transferred to the federal district court hearing the Consolidated Class Actions, but was not consolidated therewith. In February 2002 the court granted the Company's motion to dismiss. The plaintiff has appealed this judgment.

   As previously disclosed, in 2001 the Company agreed to settle certain previously disclosed litigation that had been brought against the Company and Mr. Maher, its former Chief Executive Officer. The plaintiffs were former principal shareholders and former officers of a former subsidiary who opted out of the Consolidated Class Actions. Pursuant to the settlement agreement, the Company made an initial payment to the plaintiffs of $3.0 million in 2001 and will make a second payment of $2.0 million in July 2002. The Company is seeking to recover a portion of these settlement costs from its insurer, plus legal costs, although the insurer is asserting certain policy defenses.

   As previously disclosed, in 2000 the Company and two former officers were named as defendants in a complaint filed in state court by a former employee and shareholder who subsequently opted out of the Consolidated Class Actions. The plaintiff seeks compensatory and punitive damages as well as other relief. In February 2002, the Company removed this case to federal court. The Company is vigorously defending this action.

   As previously disclosed, in 2001 the Company was informed that the SEC had initiated a private investigation as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company is cooperating fully with the SEC.

   As previously disclosed, in 2000 the Company was served with a lawsuit filed in state court by two former officers. The lawsuit names as defendants the Company, three of its directors, its auditors, and one of its law firms. The lawsuit seeks compensatory and punitive damages from the defendants based on various legal theories. The defendants have filed motions to dismiss all claims. The parties have fully briefed the issues, and the court has taken the matter under advisement.

   In addition, from time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

   None.

Executive Officers of the Registrant

   The following are the executive officers of the Company as of March 11, 2002:

            Name                            Office                     Age
            ----                            ------                     ---
     William M. Goodyear Chairman of Board and Chief Executive Officer 53
     Ben W. Perks....... Executive Vice President and
                         Chief Financial Officer                       60
     Philip P. Steptoe.. Vice President, General Counsel and Secretary 50

   William M. Goodyear, 53, has served as Chairman of the Board and Chief Executive Officer of the Company since May 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28 year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank's European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. He was President of the Bank of America's Global Private Bank until January 1999. Mr. Goodyear received his Masters in Business Administration degree, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor's degree in Business Administration, with Honors, from the University of Notre Dame. He is also a Certified Public Accountant.

   Ben W. Perks, 60, has served as Executive Vice President and Chief Financial Officer since May 2000. Prior to joining the Company, Mr. Perks was a senior Chicago partner in the Financial Advisory Services Group with PricewaterhouseCoopers LLP. With PricewaterhouseCoopers and Price Waterhouse LLP, he had more than 32 years of professional services experience, including 22 years as an audit and consulting partner providing financial reporting, accounting, auditing, tax, economic and litigation consulting services to clients. Mr. Perks received his Professional Accounting Program degree from Northwestern University's J.L. Kellogg Graduate School of Management, his Juris Doctor (law) degree and Masters in Business Administration degree from the University of Cincinnati, and his Bachelor's degree from Denison University. He is a Certified Public Accountant, a Certified Fraud Examiner, and a member of the American Bar Association.

   Philip P. Steptoe, 50, has served as Vice President, General Counsel and Secretary since February 2000. Previously, Mr. Steptoe was a partner with the national law firm of Sidley & Austin. Prior to joining Sidley in 1988, he was a partner in the Chicago law firm of Isham, Lincoln & Beale. During 1994 to 1995, he served for four months as Acting General Counsel for Orange and Rockland Utilities, Inc., a New York electric and gas utility. Mr. Steptoe earned his A.B. degree in Physics from Princeton University and his Juris Doctor (law) degree from the University of Virginia.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

   The shares of Common Stock of the Company are traded on the New York Stock Exchange under the symbol "NCI." The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

                                          High   Low
                                         ------ -----
                          2001
                          Fourth quarter $ 5.50 $3.00
                          Third quarter. $ 7.52 $2.70
                          Second quarter $ 8.20 $5.15
                          First quarter. $ 7.15 $3.75

                          2000
                          Fourth quarter $ 4.13 $2.81
                          Third quarter. $ 4.44 $3.00
                          Second quarter $11.00 $3.63
                          First quarter. $11.69 $7.00

Holders

   As of March 11, 2002, there were approximately 350 holders of record of shares of common stock of the Company.

Distributions

   The Company has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

Sale of Unregistered Securities

   Within the past three years, the Company has issued the following securities which were not registered under the Securities Act of 1933:

                  Type of   Number of                                           Exemption
      Date       Securities  Shares        Purchaser        Consideration(1)     Claimed
      ----       ---------- ---------      ---------        ----------------    ---------
February 7, 1999   Common   2,437,223 Former              All Outstanding        Section
                   Stock              Stockholders        Shares of Strategic     4(2)
                                      of Strategic        Decisions Group, Inc.
                                      Decisions Group,
                                      Inc.

March 31, 1999     Common     952,227 Former              All Outstanding        Section
                   Stock              Stockholders        Shares of Triad         4(2)
                                      of Triad            International, Inc.
                                      International, Inc.

March 31, 1999     Common     670,592 Former              All Outstanding        Section
                   Stock              Stockholders        Shares of GeoData       4(2)
                                      of GeoData          Solutions, Inc.
                                      Solutions, Inc.

March 31, 1999     Common     234,109 Former              All Outstanding        Section
                   Stock              Stockholders        Shares of Dowling       4(2)
                                      of Dowling          Associates, Inc.
                                      Associates, Inc.

October 31, 2001   Common     136,500 Former              All Outstanding        Section
                   Stock,             Owners of           Interests in Boston     4(2)
                    plus              Boston Management   Management
                 Associated           Resources, LLC      Resources, LLC(a)
                 Preferred
                   Stock
                  Purchase
                   Rights

--------
(1) Does not take into account assumed debt or cash paid to dissenting shareholders or for fractional shares.
(a) Does not take into account $141,680 cash paid as a part of this transaction.

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

                                                                           For the years ended December 31, (1)
                                                                     ------------------------------------------------
                                                                       2001      2000       1999      1998     1997
                                                                     --------  ---------  --------  -------- --------
Revenues............................................................ $235,580  $ 244,629  $219,491  $202,582 $183,795
   Consulting services expense......................................  152,007    158,720   142,965   122,040  116,684
   Value Sharing Retention Program ("VSRP") cash compensation
    expense--consultants............................................   11,296      5,890        --        --       --
   Stock-based compensation--consultants............................    3,238         --        --        --       --
                                                                     --------  ---------  --------  -------- --------
Gross margin........................................................   69,039     80,019    76,526    80,542   67,111
   General and administrative expenses..............................   55,413     59,846    58,742    43,194   47,447
   Depreciation expense (2).........................................    7,118      6,797     9,550     3,858       --
   Amortization expense.............................................    5,700      4,573       900        --       --
   VSRP cash compensation expense--other............................    1,103        467        --        --       --
   Stock-based compensation--other..................................      574        492     3,850        --       --
   Restructuring costs and merger-related costs (credits)...........    1,900     10,229      (881)    7,370    1,312
   Litigation and settlement provisions.............................    5,700     16,500     2,335        --       --
                                                                     --------  ---------  --------  -------- --------
Operating income (loss) from continuing operations..................   (8,469)   (18,885)    2,030    26,120   18,352
   Other income (loss), net.........................................      874     (1,666)   (2,653)    2,053      383
                                                                     --------  ---------  --------  -------- --------
Income (loss) from continuing operations before income taxes........   (7,595)   (20,551)     (623)   28,173   18,735
   Income tax expense (benefit) (3).................................   (2,284)    (6,194)    1,534    19,920    5,571
                                                                     --------  ---------  --------  -------- --------
   Net income (loss) from continuing operations.....................   (5,311)   (14,357)   (2,157)    8,253   13,164
                                                                     --------  ---------  --------  -------- --------
Income (loss) from discontinued operations, net of income taxes.....       --    (10,193)  (12,465)    7,328    5,500
Loss on dispositions of discontinued operations, net of income taxes       --   (155,003)       --        --       --
                                                                     --------  ---------  --------  -------- --------
   Net income (loss)................................................ $ (5,311) $(179,553) $(14,622) $ 15,581 $ 18,664
                                                                     ========  =========  ========  ======== ========
Basic earnings (loss) per common share:
   Net income (loss) from continuing operations..................... $  (0.14) $   (0.35) $  (0.05) $   0.23 $   0.40
   Net income (loss) from discontinued operations................... $     --  $   (0.25) $  (0.30) $   0.20 $   0.17
   Loss on dispositions of discontinued operations.................. $     --  $   (3.79) $     --  $     -- $     --
   Net income (loss)................................................ $  (0.14) $   (4.39) $  (0.35) $   0.43 $   0.56
Shares used in computing net income (loss) per basic share..........   38,439     40,895    41,601    36,476   33,289
Diluted earnings (loss) per diluted share:
   Net income (loss) from continuing operations..................... $  (0.14) $   (0.35) $  (0.05) $   0.22 $   0.39
   Net income (loss) from discontinued operations................... $     --  $   (0.25) $  (0.30) $   0.19 $   0.16
   (Loss) on dispositions of discontinued operations................ $     --  $   (3.79) $     --  $     -- $     --
   Net income (loss)................................................ $  (0.14) $   (4.39) $  (0.35) $   0.41 $   0.55
Shares used in computing net income (loss) per diluted share........   38,439     40,895    41,601    37,707   33,798

                                                                                    As of December 31,
                                                                     ------------------------------------------------
                                                                       2001      2000       1999      1998     1997
                                                                     --------  ---------  --------  -------- --------
Balance Sheet Data:
   Cash and cash equivalents........................................ $ 35,950  $  48,798  $ 42,345  $119,704 $ 45,972
   Working capital.................................................. $ 53,556  $  63,656  $ 67,598  $146,509 $ 58,708
   Total assets..................................................... $158,826  $ 163,482  $414,676  $230,517 $125,827
   Long-term debt, less current portion............................. $  1,500  $      --  $     --  $     -- $    319
   Total stockholders' equity....................................... $112,105  $ 115,725  $300,669  $164,904 $ 69,215
   Cash dividends declared per common shares........................ $     --  $      --  $     --  $     -- $     --

--------
(1) The amounts above have been restated as described in Note 8 to the Consolidated Financial Statements. Certain business segments that have previously been presented in revenues and expenses were discontinued in 2000 and were reclassified as discontinued operations. As a result, certain revenues and expenses for the years 1999, 1998 and 1997 have been reclassified to "Loss from discontinued operations, net of income taxes."

(2) For 1997, depreciation expense is included in "General and administrative expenses."
(3) During the periods presented, certain operating subsidiaries were entities not subject to federal income taxation. The provision for income taxes for the year ended December 31, 1998 reflects a one-time, non-cash charge of $7.2 million resulting from the conversion of a subsidiary of the Company from the modified cash basis to the accrual basis for tax purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

   Navigant Consulting, Inc. ("the Company") is a management consulting firm to Fortune 500 and other companies, government agencies, law firms, financial institutions and regulated industries.

   The Company derives substantially all of its revenues from fees for professional services. Over the last three years, a substantial majority of the Company's revenues have been generated under standard hourly or daily rates billed on a time and material basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billing, for the closing of a sale of clients' assets. Such incremental revenues are commonly referred to as success fees; these fees may cause significant variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

   The Company's most significant expense is consulting services expense, which consist of consultant compensation and benefits, and direct project-related expenses. Consultant compensation consists of salaries and annual cash performance bonuses. The Company has a structured compensation program in which consultants' compensation graduates at certain levels from cash compensation to equity compensation. Direct project-related expenses consist of travel-related costs, independent contractor fees, and material costs. The direct project-related expenses are typically billed to the clients. Project personnel are typically employed on a full-time basis, although independent contractors supplement project personnel as needed. Independent contractors are retained for specific client engagements on a task-specific, per diem basis during the period their expertise or skills are required. Retaining contractors on a per-engagement basis provides the Company with greater flexibility in adjusting project personnel levels in response to changes in demand for its services.

   The Company's most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes costs for corporate management and administrative personnel used to indirectly support projects. Office related expenses include operating leases for 49 offices the Company uses for its professional and administrative staff.

Critical Accounting Policies

   The preparation of the financial statements requires management to make estimates and assumptions that affect amounts reported therein. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  Revenue Recognition Policies

   The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. From time to time, the Company also earns incremental revenues, commonly referred to as "success fees", based on the successful closing of client asset sales. These success fee amounts are generally contingent on a specific event, after which revenue is recognized on the percentage of completion method.

  Accounts Receivable realizability determinations

   The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company's review and assessment of its clients' ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

  Valuation of Net Deferred Tax Assets

   The Company has recorded net deferred tax assets as it expects to realize future tax benefits related to the utilization of these assets. Although the Company has experienced net losses in recent periods, no valuation allowance has been recorded related to these deferred tax assets because management believes that it is more likely than not that future taxable income will be sufficient to realize the future tax benefits. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, it would need to establish an allowance which would be recorded as a charge to income in the period such determination was made.

Acquisitions and Divestitures

  1999 Acquisitions:

   In September 1999, the Company acquired the assets of PENTA Advisory Services LLC ("PENTA") for a total cash purchase price of $13.3 million. The PENTA purchase agreement provides for additional earnout payments, payable in cash or Company common stock, over four years contingent on future revenue growth and gross margin targets. The additional payments will be accounted for as additional goodwill. The Company recorded $2.0 million and $2.1 million of goodwill on December 31, 2000 and December 31, 2001, respectively, for these contingent earnouts, which were paid in cash sixty days subsequent to each respective year-end.

   In September 1999, the Company completed its acquisition of the business operations of Scope International, Inc. ("Scope") for a total cash purchase price of $1.8 million.

   In November 1999, the Company completed the acquisition of the common stock of The Barrington Consulting Group, Inc. ("Barrington") in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The purchase agreement for Barrington also provided for additional cash payments of $10.5 million in the aggregate, payable in cash in two annual installments, which were contingent on certain Barrington stockholders' continued employment with the Company. The Company paid the balances due for the $7.8 million deferred cash payments and $10.5 million contingent payments in 2000 and 2001. The $10.5 million was recorded as a consulting services expense on a pro-rata basis during the term of the employment contingency.

   The PENTA, Scope and Barrington acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

  1999 Acquisitions Subsequently Disposed:

   In February 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. ("SDG"), and acquired the remaining minority interest in exchange for $13.3 million in cash. In March 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc. ("GeoData") and Dowling Associates, Inc. ("Dowling") in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). In October 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY for an aggregate cash purchase price of

$3.3 million. In December 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash.

  Other Acquisitions Subsequently Disposed

   The Company had a number of acquisitions completed prior to 1999 that were subsequently disposed of in 2000. In August 1998, the Company acquired substantially all of the common stock of LECG in exchange for 7.3 million shares of the Company's common stock (valued at the time of closing at approximately $228.9 million) and acquired the remaining minority interest in exchange for cash. In June 1998, the Company acquired all of the common stock of The Vision Trust Marketing Group. In September 1998, the Company acquired all of the common stock of Saraswati Systems Corporation.

  2000 Acquisitions:

   There were no acquisitions of businesses during 2000.

  2000 Divestitures:

   As part of a major realignment, the Company completed three large strategic divestitures during 2000 (see Note 8 to the Consolidated Financial Statements). In addition, the Company has shut down or sold a number of other subsidiaries that had been unprofitable or were not deemed complementary to its current core operations.

   In July 2000, the Company sold GeoData for $9.0 million in cash. As part of the disposition agreement, the Company retained all accounts receivables, which had a net realizable value of approximately $4.1 million at July 1, 2000. In September 2000, the Company sold LECG for $45.0 million, principally in cash and notes receivable plus other contingent payments, to a team of senior LECG professionals in a management buy-out. Also in September 2000, American Corporate Resources ("ACR") was sold for $1.4 million. In October 2000, the Company completed a nontaxable exchange of SDG stock for the Company's common stock valued at the time of closing at approximately $6.2 million. In addition, the Company received $16.0 million in cash related to this transaction. The assets of Glaze Creek Partners LLC were included in the SDG transaction.

   In June 2000, the Company shut down the operations of Triad International through employee terminations and sold certain Triad International assets to the remaining employees, including client engagements in process. The purchasers also assumed certain liabilities in connection with this disposition. In consideration for the sale, the Company is eligible to receive up to $4.0 million in contingent deferred payments over four years following the disposition date. No value was given to the contingent deferred payments when calculating the loss on disposition. As of December 31, 2001, the Company received a total of $0.2 million in contingent deferred payments related to this transaction.

   During the third and fourth quarters of 2000, the Company shut down the operations of Saraswati Systems Corporation (SSC), The Vision Trust Marketing Group, LLC (VTM), Dowling and Scope. During the fourth quarter of 2000, the Company discontinued the operations of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY. These operations were subsequently sold in the first quarter 2001 for nominal cash value and future contingent deferred payments.

   The Company's statements of operations have been restated for the divestitures of LECG, SDG, GeoData, SSC, Dowling, Triad International, Inc., Brooks International AB, Brooks International SARL and SPRL, Brooks International Consulting OY, and Glaze Creek for all applicable periods presented. The revenues and expenses of these companies are included in "Income
(loss) from discontinued operations, net of income taxes" for all periods presented after the dates of acquisition and through the dates of disposal. The divestitures of Scope, VTM and ACR were not part of discontinued operations and their operating results are included in continuing operations for all periods since the dates of acquisition.

  2001 Acquisitions:

   On March 1, 2001, the Company acquired the assets of Barba-Arkhon International, Inc. ("Barba-Arkhon") for $8.3 million, which consisted of $5.3 million cash at closing and $3.0 million notes payable due in two equal annual installments. Barba-Arkhon provides project program management and claims analysis services for construction, governmental and institutional projects. Engagements include delay and disruption claims analysis for dispute resolution, damage valuation, litigation support and technical analysis for projects involving transportation infrastructure, environmental and industrial facilities, power plants and commercial buildings. Prior to the acquisition, Barba-Arkhon was a direct competitor to the Company in the construction industry. Barba-Arkhon was acquired to strengthen marketability and gain market share in the construction industry.

   On July 2, 2001, the Company acquired the common stock of Chambers Associates, Inc. ("Chambers") for $2.7 million, which consisted of $2.1 million in cash at closing and $0.6 million in cash due within 18 months of closing. The purchase agreement for Chambers also provides for additional payments up to $1.5 million through December 31, 2003 contingent on certain revenue targets. Chambers provides public policy analysis, strategic planning and litigation support services to a wide range of clients. Engagements include economic and financial research to analyze the impact of current or proposed legislation or regulation; advocacy support for certain health, tax, energy and environmental legislative issues; and analysis and estimation of claim values and expert testimony in product liability, medical malpractice, bankruptcy and other litigation cases. Chambers was acquired to augment the services of Financial & Claims Consulting with its asbestos claims and mass tort litigation expertise. In addition, Chambers' energy and environmental legislative expertise will provide cross selling services to the clients of Energy & Water Consulting.

   The Barba-Arkhon and Chambers acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

   The Company expects to continue to selectively acquire companies that are complementary to its core businesses. Acquisitions involve certain risks that could negatively impact the Company's growth or profitability or both. The risks include the following: the inability to identify suitable acquisition candidates; the inability to acquire consulting firms on favorable terms; the loss of potential acquisitions to competitors; the inability to integrate certain consulting or administrative operations of acquired businesses; and the inability to integrate acquired businesses in a cost efficient and timely manner.

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

   Acquisitions also involve a number of additional risks, including, among others, the following: diversion of management's attention; potential loss of key clients or key personnel; risks associated with unanticipated assumed liabilities and problems.

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

Results of Continuing Operations

   The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                                     Years ended December 31
                                                                     ---------------------
                                                                     2001    2000    1999
                                                                     -----   -----   -----
Revenues............................................................ 100.0%  100.0%  100.0%
   Consulting services expense......................................  64.5    64.9    65.1
   VSRP cash compensation expense--consultants......................   4.8     2.4     0.0
   Stock-based compensation--consultants............................   1.4     0.0     0.0
                                                                     -----   -----   -----
Gross margin........................................................  29.3    32.7    34.9
   General and administrative expenses..............................  23.5    24.5    26.8
   Depreciation expense.............................................   3.0     2.7     4.4
   Amortization expense.............................................   2.4     1.9     0.4
   VSRP cash compensation expense...................................   0.5     0.2     0.0
   Stock-based compensation--other..................................   0.2     0.1     1.7
   Restructuring cost and merger-related costs (credits)............   0.8     4.2    (0.4)
   Litigation and settlement provisions.............................   2.4     6.7     1.1
                                                                     -----   -----   -----
Operating income (loss) from continuing operations..................  (3.5)   (7.6)    0.9
   Other income (loss), net.........................................   0.3    (0.7)   (1.2)
                                                                     -----   -----   -----
Loss from continuing operations before income taxes.................  (3.2)   (8.3)   (0.3)
   Income tax expense (benefit).....................................  (0.9)   (2.5)    0.7
                                                                     -----   -----   -----
Net loss from continuing operations.................................  (2.3)   (5.8)   (1.0)
                                                                     -----   -----   -----
Loss from discontinued operations, net of income taxes..............  (0.0)   (4.2)   (5.7)
Loss on dispositions of discontinued operations, net of income taxes  (0.0)  (63.4)    0.0
                                                                     -----   -----   -----
Net loss............................................................  (2.3)% (73.4)%  (6.7)%
                                                                     =====   =====   =====

2001 compared to 2000

   Revenues. Revenues decreased $9.0 million, or 3.7%, to $235.6 million in the year ended December 31, 2001, from $244.6 million in 2000. The decrease in revenues was primarily attributed to lower direct project-related expense recoveries included in revenues totaling $8.4 million. Exclusive of direct project-related recoveries, net revenues decreased by $0.8 million for the year 2001 compared to 2000.

   The Company generated $3.1 million more incremental revenues in 2001 than 2000, totaling $11.1 million for the year. Incremental revenues which are commonly referred to as success fees are revenues earned, in addition to hourly or fixed fee billing, for the closing of sales related agreements for energy clients. In February 2001, the Company managed a successful auction of a client's electric generating plants, which yielded incremental revenue to the Company of $9.0 million. In addition, the Company recorded $2.1 million in incremental revenues from other transactions during 2001. Similar transactions occurred in 2000 with different clients, which yielded incremental revenues of $8.0 million.

   Consulting Services Expense. Consulting services expense includes consultant compensation and benefits, direct project-related expenses and client development expenses. Consulting services expense decreased $6.7 million, or 4.2%, to $152.0 million in 2001 from $158.7 million in 2000. The decrease in consulting services expense is primarily attributed to the cost of direct project-related expenses. Excluding the lower cost of direct project-related expenses in 2001, consulting services expense increased $1.5 million and the increase is primarily attributed to incentive costs associated with higher incremental revenue in 2001 compared to 2000. Included in consulting services expense for 2001 and 2000 was expense relating to the Barrington purchase agreement.

   VSRP Cash Compensation Expense--Consultants. VSRP cash compensation expense is the cash compensation component of the Value Sharing Retention Program. For the year 2001, VSRP cash compensation expense was $11.3 million, compared to $5.9 million in 2000. The increase in VSRP expense is related to the number of months to which the cash compensation expense was allocated during each year. The cash component of the retention program started on September 1, 2000 and ended on the September 1, 2001. The Company paid the last three of four installments totaling $13.9 million in 2001 and the Company has no further obligation related to the VSRP cash compensation provision.

   Stock-based Compensation Expense--Consultants. Stock-based compensation expense--consultants includes non-cash compensation expense related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. The Company's stock price was $5.50 at December 31, 2001 and was above the grant or exercise prices of the VSRP options then outstanding but below the grant or exercises prices of the exchanged options. Accordingly, compensation expense related to the valuation increase of the outstanding VSRP options was recorded. For the year ended December 31 2001, the Company recorded stock-based compensation expense of $3.2 million, of which $2.4 million related to restricted shares and the remainder related to VSRP stock options.

   Gross Margin. Gross margin includes revenues reduced by consulting services expense, VSRP cash compensation expense and stock-based compensation expense. Gross margin decreased 3.4% as a percentage of revenues, or $10.9 million, from 32.7% in 2000, to 29.3% in 2001. The decrease in the gross margin percentage is primarily attributed to the implementation of the Value Sharing Retention Program and the resulting cash and stock-based compensation expenses.

   General and Administrative Expenses. General and administrative expenses decreased $4.4 million, or 7.4%, to $55.4 million in 2001, from $59.8 million in 2000. The decrease of $4.4 million is primarily attributed to a decrease in administrative compensation and corporate professional fees. In May 2000, as a part of the restructuring plan, the Company streamlined its administrative support staff of its core operations, which resulted in a 20% administrative headcount reduction. Administrative wages and incentives in total decreased $2.9 million from 2000 to 2001. Corporate professional fees decreased $2.1 million primarily due to the reduction of expenses relating to legal, accounting and human resources costs. The Consolidated Class Actions litigation and other litigation were settled in August 2000 and July 2001, respectively. As these matters have been settled, the Company has significantly reduced legal expenses when comparing 2001 to 2000.

   Amortization Expense. For the year 2001, amortization expense increased $1.1 million to $5.7 million from $4.6 million in 2000. The increase is primarily due to the amortization of goodwill of Barba-Arkhon acquired on March 1, 2001. Beginning in 2002, the Company will not be required to amortize goodwill. Intangible assets will still be subject to amortization.

   Restructuring Costs. In May 2000, the Company implemented a plan to restructure its operations. The restructuring of the Company's operations included streamlining its administrative staff, facility closings and space reduction. Accordingly, the Company recorded restructuring costs of $10.2 million for the year ended December 31, 2000. During the year ended December 31, 2001, the Company recorded additional charges of $1.9 million related to space reductions.

   Litigation and Settlements. Litigation and Settlements costs totaled $5.7 million for the year ended December 31, 2001; a decrease of $10.8 million from the $16.5 million expense recorded in the year ended December 31, 2000. The Company contributed $16.5 million into escrow and, accordingly, recorded a charge for this amount in 2000.

   Other Income (Loss), Net. Other income improved $2.6 million to an income of $0.9 million income for the year ended December 31, 2001, from $1.7 million loss for the year ended December 31, 2000. A $1.7 million charge was recorded in 2000 to reflect the impairment of former officers' notes receivable. The Company had a higher average cash balance, net of line of credit borrowings, for year ended December 31, 2001 compared to the same period in 2000, which resulted in higher interest income and lower interest expense when comparing the years.

   Income Tax Expense (Benefit). The Company had an income tax benefit of $2.3 million for the year ended December 31, 2001, which decreased by $3.9 million when compared to the income tax benefit of $6.2 million for the year 2000. This difference is primarily due to a lower operating loss in 2001 compared to 2000, as a result of 2001 having lower litigation and settlement provisions and lower restructuring costs. The decrease in these expenses was partially offset by higher VSRP cash compensation and non-cash stock-based compensation expense.

   Net loss. Net loss for the year ended December 31, 2001 was $5.3 million, or ($0.14) Earnings Per Share ("EPS"), compared to a net loss of $179.6 million, or ($4.39) EPS for the year ended December 31, 2000. Included in the net loss for 2000 were losses of $10.2 million from discontinued operations and $155.0 million on the dispositions of discontinued operations. These operations were sold in the third and fourth quarters of 2000 and, therefore, were not included in the operating results for year 2001. When the results from discontinued operations are excluded for continuing operations analysis, the Company had a $14.4 million net loss for 2000 compared to a $5.3 million net loss for 2001.

2000 compared to 1999

   Revenues. Revenues increased $25.1 million, or 11.4%, to $244.6 million in the year ended December 31, 2000, from $219.5 million in 1999. The increase in revenues was primarily due to the acquisitions of PENTA, Scope and Barrington. Pro forma revenues, adjusted for the effect of these acquisitions as if these companies were acquired January 1, 1999, were $240.8 million for the year ended December 31, 1999. When comparing revenues generated in 2000 to pro forma revenues of 1999, revenues increased $3.8 million, or 1.6%.

   Consulting Services Expense. For the year ended December 31, 2000, consulting services expense was $158.7 million, which increased $15.7 million, or 11.0%, from $143.0 million for the year ended December 31, 1999. The increase in consulting services expense relates to the acquisition of PENTA, Scope and Barrington. Including pre-acquisition consulting services expenses of PENTA, Scope and Barrington for the year ended December 31, 1999, pro forma consulting services expense for the period would be $164.1 million. When comparing consulting services expense for 2000 to pro forma cost of services of 1999, consulting services expense decreased $5.4 million.

   Gross Margin. Gross margin increased $3.5 million, or 4.6%, to $80.0 million in 2000, from $76.5 million in 1999 and is related to the acquisitions of PENTA, Scope and Barrington.

   General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, allowances for uncollectible accounts receivable, professional fees, and all other corporate support costs. General and administrative expenses for the year ended December 31, 2000 increased $1.1 million, or 1.9%, to $59.8, million from $58.7 million in 1999. Including the pre-acquisition general and administrative expenses of PENTA, Scope and Barrington as if those companies were acquired January 1, 1999, general and administrative expense for the year 2000 decreased $1.9 million, or 3.1%, from pro forma expense of $61.7 million. This net decrease of $1.9 million primarily consists of a decrease in bad debt expense and outside professional service fees, which has been partially offset by an increase in facility related costs. Bad debt expense decreased $4.8 million due to management's increased focus on collection efforts and on more timely billings. Day sales outstanding for continuing operations decreased from 114 days at December 31, 1999 to 84 days at December 31, 2000. Professional fees decreased $1.6 million, primarily due to lower legal expense incurred in 2000. Various litigation matters were settled in 2000, which resulted in lower legal expenses when compared to 1999. Facility related costs and telecommunication expenses increased $4.9 million due to expansion of offices in major cities throughout the United States.

   Depreciation Expense. Depreciation expense for the year ended December 31, 2000 was $6.8 million, a decrease of $2.8 million, or 29.2%, from the $9.6 million in depreciation expense for the year ended December 31, 1999. Depreciation expense for the year ended December 31, 1999 included write-downs of certain computer equipment and software and an impairment of the Company's corporate headquarters. Based on a comprehensive review of the Company's long-lived assets at December 31, 1999, it was determined that the asset value of certain computer equipment and software had a shorter depreciable life and, therefore, a lower carrying value. The Company recorded a non-cash charge to depreciation expense of $3.0 million in 1999 to reflect the impairment of these assets. In addition, the Company through an independent appraisal re-evaluated the carrying amount and net realizable value of its corporate headquarters and land after a preliminary decision was made to dispose of the assets. The Company recorded additional depreciation of $1.1 million to reflect the building impairment. The Company is not, at this time, planning to sell its corporate headquarters.

   Amortization Expense. The excess of cost over the net assets acquired for PENTA, Barrington and Scope was approximately $34.2 million and has been recorded as intangible assets, including goodwill, and is being amortized on a straight-line basis over 7 years. Amortization expense for the year ended December 31, 2000 was $4.6 million. The $0.9 million non-cash expense recorded in 1999 represents the pro rata amortization from the respective acquisition dates through December 31, 1999. Amortization would have been approximately $4.5 million had the acquisitions of PENTA, Barrington and Scope occurred as of January 1, 1999.

   Restructuring Costs and Merger-Related Costs (Credits). Restructuring costs and merger-related costs (credits) for the year ended December 31, 2000 relate to costs associated with restructuring the Company's continuing core businesses. The Company recorded a charge of $10.2 million for employee severance-related costs and facility closing or space reduction costs in 2000.

   Litigation and Settlements. Litigation and Settlements costs totaled $16.5 million for the year ended December 31, 2000, an increase of $14.2 million from the $2.3 million expense recorded in the year ended December 31, 1999. As previously disclosed, the Company has agreed to settle for $23.0 million the 21 consolidated securities law class action suits. Under the settlement agreement, the Company has contributed $16.5 million into escrow and, accordingly, recorded a charge for the amount. The remaining $6.5 million was contributed by one of its insurers, under an agreement reached by the insurer and the Company.

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

   Net Loss. The Company's net loss of $179.6 million represents a $165.0 million decline from the 1999 net loss of $14.6 million. This decline is primarily attributed to a higher restructuring charge of $11.1 million, higher litigation settlement provision of $14.2 million and the loss on disposition of discontinued operations charge of $155.0 million. This loss on dispositions of discontinued operations primarily relates to impairment of intangible assets from certain businesses acquired in 1999 subsequently disposed of in 2000.

Unaudited Quarterly Results

   The following table sets forth certain unaudited quarterly operating information. The unaudited quarterly operating data has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this Form 10-K. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. The amounts have been restated to retroactively exclude the results of discontinued operations for certain business divestitures completed in 2000. The revenues and expenses have been appropriately reclassified into "Income (loss) on discontinued operations, net of income taxes". Results for any previous quarter are not necessarily indicative of results for the full year or for any future quarter. The amounts in the following table are in thousands, except for per share data.

                                                                         Quarters ended
                                          ----------------------------------------------------------------------------
                                          Mar. 31, Jun. 30,   Sept. 30, Dec. 31, Mar. 31, Jun. 30,  Sept. 30, Dec. 31,
                                            2000     2000       2000      2000     2001     2001      2001      2001
                                          -------- ---------  --------- -------- -------- --------  --------- --------
Revenues................................. $65,842  $  58,465  $ 61,260  $59,062  $62,877  $ 57,378   $57,128  $58,197
Consulting services expense..............  41,760     39,733    38,760   38,467   39,533    36,970    37,903   37,601
VSRP cash compensation expense--
 consultants.............................      --         --     1,559    4,331    4,402     4,190     2,704       --
Stock-based compensation--consultants....      --         --        --       --    1,866     2,409    (2,180)   1,143
                                          -------  ---------  --------  -------  -------  --------   -------  -------
Gross margin.............................  24,082     18,732    20,941   16,264   17,076    13,809    18,701   19,453
General and administrative expenses......  15,019     16,302    14,843   13,682   14,001    14,446    13,925   13,041
Depreciation expense.....................   1,771      1,573     1,653    1,800    1,577     1,781     1,871    1,889
Amortization expense.....................   1,130      1,130     1,222    1,091    1,270     1,472     1,476    1,482
VSRP cash compensation expense--other....      --         --       117      350      350       350       403       --
Stock-based compensation--other..........     184        137       102       69      552       552      (771)     241
Restructuring costs......................      --      9,285       944       --       --     1,900        --       --
Litigation and settlement provisions.....      --     16,000       500       --       --     5,700        --       --
                                          -------  ---------  --------  -------  -------  --------   -------  -------
Operating income (loss) from continuing
 operations..............................   5,978    (25,695)    1,560     (728)    (674)  (12,392)    1,797    2,800
Other income (loss), net.................      44     (1,932)     (240)     462      463       160       171       80
                                          -------  ---------  --------  -------  -------  --------   -------  -------
Income (loss) from continuing operations
 before income taxes.....................   6,022    (27,627)    1,320     (266)    (211)  (12,232)    1,968    2,880
Income tax expense (benefit).............   2,935    (10,474)    1,087      258      437    (4,982)    1,019    1,242
                                          -------  ---------  --------  -------  -------  --------   -------  -------
Net income (loss) from continuing
 operations..............................   3,087    (17,153)      233     (524)    (648)   (7,250)      949    1,638
Loss from discontinued operations, net of
 income taxes............................  (7,267)    (2,926)       --       --       --        --        --       --
Income (loss) on dispositions of
 discontinued operations, net of income
 taxes...................................      --   (145,917)  (10,264)   1,178       --        --        --       --
                                          -------  ---------  --------  -------  -------  --------   -------  -------
Net income (loss)........................ $(4,180) $(165,996) $(10,031) $   654  $  (648) $ (7,250)  $   949  $ 1,638
                                          =======  =========  ========  =======  =======  ========   =======  =======
Net income (loss) from continuing
 operations, per diluted share(1)........ $  0.08  $   (0.42) $   0.01  $ (0.01) $ (0.02) $  (0.19)  $  0.02  $  0.04
                                          =======  =========  ========  =======  =======  ========   =======  =======
Diluted shares...........................  41,119     41,265    41,348   39,846   38,441    38,218    40,952   40,017
                                          =======  =========  ========  =======  =======  ========   =======  =======

--------
(1) The sum of quarterly earnings per diluted share does not equal to annual amounts in 2000 and 2001 because of roundings and changes in the weighted average number of shares.

   Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, and employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to factors such as the Company's revenue cycle, the ability of clients to terminate engagements without penalty, the size and scope of assignments, and general economic conditions. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Furthermore, the Company's stock price volatility may cause significant fluctuations in expenses and operating results as the Company measures the valuation of non-cash stock-based compensation from quarter to quarter.

   The Company incurred significant variations in some quarters compared to other quarters. During the quarter ended June 30, 2001, the Company incurred certain pre-tax expenses that varied significantly from other quarters during the year ended December 31, 2001. The expenses aggregated $7.6 million and consisted of a $5.7 million litigation settlement provision and a $1.9 million restructuring charge. During the quarter ended June 30, 2000, the Company incurred certain pre-tax expenses that varied significantly from other quarters during the year ended December 31, 2000. The expenses aggregated $27.3 million and consisted of the following: $16.0 million litigation settlement provision, $9.3 million in restructuring costs and $2.0 million for additional loss contingencies related to the further impairment of notes receivable from certain former Company officers.

Liquidity and Capital Resources

Summary

   The Company had approximately $36.0 million in cash and cash equivalents at December 31, 2001, compared to $48.8 million at December 31, 2000. The
Company's cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

   Working capital, the excess of current assets over current liabilities, was $53.6 million at December 31, 2001 compared to $63.7 million at December 31, 2000. The decrease in working capital is primarily due to common stock repurchases, the purchases of Barba-Arkhon and Chambers, and the payment of a litigation settlement.

   The Company calculates accounts receivable days sales outstanding ("DSO") on a gross basis by dividing the accounts receivable balance at the end of the quarter by revenue recognized for the quarter multiplied by 90 days. The impact of accounts receivable related to deferred revenue is not included in the computation. Calculated as such, DSO was 81 days at December 31, 2001 compared to 84 days at December 31, 2000. This improvement is due to management's continued focus on collection efforts and on more timely billings.

Cash Flow

   For the year ended December 31, 2001, net cash provided by operating activities was $11.4 million. During the year, the Company made significant operating payments which will not be recurring payments in the future. These payments include the installment payments for the Value Sharing Retention Program totaling $13.9 million and Barrington contingent employment payments totaling $5.2 million. As part of a litigation settlement, the Company paid $3.0 million in July 2001. In addition, as part of certain disposition agreements, the Company paid $2.2 million during the year for client receivables collected, prior to December 31, 2000, on behalf of certain disposed units.

   Net cash used by investing activities was $21.6 million, primarily due to acquisition-related transactions. The Company paid $7.6 million as partial consideration for acquired businesses, which includes the acquisition of Barba-Arkhon and Chambers. In 2001, the Company paid the final annual installment of $3.9 million for the Barrington purchase agreement. As part of the 1999 PENTA acquisition agreement, the Company paid $2.0 million that had been contingent on certain revenue and gross margin targets. In 2001, the Company used $7.7 million for capital spending to support personnel and services.

   Net cash used in financing activities was $2.7 million in 2001. During the year, the Company received net cash and related tax benefits of $1.2 million from transactions related to stock option exercises and employee stock purchases. These receipts were offset by purchases of treasury stock totaling $3.9 million.

   The Company's cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better) with maturity dates of 90 days or less.

Debt, Commitments and Capital

   The Company maintains a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank that expires on May 31, 2003. The line of credit bears interest at prime or LIBOR, plus 1.0%. Under the agreement, the Company may borrow a maximum amount of up to 85% of eligible accounts receivable. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the terms of agreement as of December 31, 2001 and December 31, 2000. The Company did not have a balance outstanding under the agreement at December 31, 2001 or at December 31, 2000.

   The Company has $3.0 million in notes payable under the Barba-Arkhon purchase agreement due in two equal annual installment on the anniversaries of the March 1, 2001 acquisition date. The notes bear simple interest at a 6% annual percentage rate and the interest is payable on a quarterly basis. The Company paid the first annual installment of $1.5 million on March 1, 2002.

   As of December 31, 2001, the Company had no significant commitments for capital expenditures. However, the Company does have commitments for rental expense under operating leases. The total amount of operating lease payments in 2002 is expected to be approximately $9.7 million. Other operating lease commitments in 2002 relate to the restructuring plan and are expected to be approximately $2.8 million.

   During the year ended December 31, 2001, the Company paid the last three of four installments under the Value Sharing Retention Program totaling $13.9 million and as of December 31, 2001, the Company does not having any remaining cash commitments under this retention program. On October 31, 2001, the Company paid, in accordance to agreement, obligations of $9.1 million related to the Barrington purchase agreement and, therefore, there are no obligations remaining related to this purchase agreement.

   As of December 31, 2001, as part of a litigation settlement, the Company has a $2.0 million obligation, with accrued interest, due July 2002. As of December 31, 2001, the Company had a $2.1 million obligation related to the PENTA purchase agreement, which was paid March 1, 2002.

   The Company believes that the current cash and cash equivalents, the future cash flows from operations and the $35.0 million line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company may seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of December 31, 2001.

Recently Issued Financial Accounting Standards

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting for business combinations be used for all business combinations subsequent to June 30, 2001, thereby eliminating the use of pooling-of-interests method of accounting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

   The Company is required to comply with SFAS No. 141 for all business combinations completed beginning July 1, 2001. The Company is required to comply with SFAS No. 142 in the third quarter of 2001 for new business combinations and in the first quarter of 2002 for previously acquired intangibles. The Company is currently evaluating the overall impact SFAS No. 141 and No. 142 will have on its financial statements. At this time, the Company expects annual amortization expense to be reduced to approximately $1.6 million in future years.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and develops a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. The Company is required to comply with SFAS No. 144 in the first quarter of 2002 for previously acquired assets. The Company is currently evaluating the application of SFAS No. 144, but at this time it does not expect SFAS No. 144 to have a material impact on its results of operations and financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

   The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio, classified as cash equivalents, and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of December 31, 2001, the Company's investments were primarily limited to fully collateralized, A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in year 2001 than they did in 2000, the Company's interest income would be decreased by $0.1 million on an annualized basis. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio as of December 31, 2001. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the prime rate or London Interbank Offered Rate (LIBOR), plus 1.0%. Other than the Barba-Arkhon notes payable, the Company does not currently have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements. No international country accounted for more than 5% of the Company's total revenue for the three years ended December 31, 2001.

Item 8.  Consolidated Financial Statements and Supplemental Data

   The Consolidated Financial Statements of the Company are annexed to the report as pages F-1 through
   F-28. An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial
       Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Information required in response to this Item is incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 25, 2002, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's year ended December 31, 2001.

Item 11.  Executive Compensation.

   Information required in response to this Item is incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 25, 2002, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's year ended December 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Information required in response to this Item is incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 25, 2002, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's year ended December 31, 2001.

Item 13.  Certain Relationships and Related Transactions.

   Information required in response to this Item is incorporated by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on April 25, 2002, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's year ended December 31, 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

   (a) The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The Financial Statement Schedule filed as part of this report is listed below.

   (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

      (1) A Form 8-K dated November 21, 2001 reporting under Item 5 of Form 8-K the SEC has initiated a private investigation as to whether there may have been violations of the securities laws at NCI during 1998 and 1999. The Company is cooperating fully with the SEC.

      (2) A Form 8-K dated January 9, 2002 reporting under Item 5 of Form 8-K the 2002 annual meeting of stockholders of the Company is scheduled for Thursday, April 25, 2002.

   (c) The exhibits filed as part of this report are listed below:

   a. Exhibits:

           Exhibit
             No.                      Description
           -------                    -----------
           3.1     Amended and Restated Certificate of Incorporation
                   of the Company (1)
           3.2     Amendment No. 1 to Amended and Restated
                   Certificate of Incorporation of the Company (2)
           3.3     Amendment No. 2 to Amended and Restated
                   Certificate of Incorporation of the Company (3)
           3.4     Amended and Restated By-Laws of the Company (4)
           4.1     Rights Agreement dated as of December 15, 1999
                   between the Company and American Stock Transfer &
                   Trust Company, as Rights Agent, (which includes
                   the form of Certificate of Designations setting
                   forth the terms of the Series A Junior
                   Participating Preferred Stock as Exhibit A, the
                   form of Rights Certificate as Exhibit B and the
                   Summary of Rights to Purchase Preferred Stock as
                   Exhibit C). (5)
           10.1+   Long-Term Incentive Plan of the Company (6)
           10.2+   2001 Supplemental Equity Incentive Plan of the
                   Company (7)
           10.3+   Employee Stock Purchase Plan of the Company. (8)
           10.4+   Amendment No. 1 Employee Stock Purchase Plan of
                   the Company (9)
           10.5+   Amendment No. 2 Employee Stock Purchase Plan of
                   the Company (9)
           10.6+   Amendment No. 3 Employee Stock Purchase Plan of
                   the Company (10)
           10.7+   Amendment No. 4 Employee Stock Purchase Plan of
                   the Company (10)
           10.8+   Amendment No. 5 Employee Stock Purchase Plan of
                   the Company (6)
           10.9+   Letter Agreement dated February 1, 2000 between
                   the Company and Phillip P. Steptoe (10)
           10.10+* Employment Agreement, Amendment number 1 and
                   Amendment number 2 dated May 19, 2001 between the
                   Company and William M. Goodyear.
           10.11+  Employment Company Agreement dated May 19, 2000
                   between the Company and Ben W. Perks. (6)
           21.1*   Significant Subsidiaries of the Registrant.
           23.1*   Consent of KPMG LLP.

--------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(3) Incorporated by reference from the Registrant's Form 8-A12B filed with the SEC on July 20, 1999.
(4) Incorporated by reference from the Registrant's Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 15, 1999.
(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.
(8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.
(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
*  Indicates filed herewith.
+ Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

   b. Financial Statement Schedule:

       Report of Independent Accountants
       Schedule II: Valuation and Qualifying Accounts

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Navigant Consulting, Inc.

Date: March 20, 2002

                                                /S/  WILLIAM M. GOODYEAR
                                          By: _______________________________
                                                    William M. Goodyear
                                                Chairman and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

  /s/  WILLIAM M. GOODYEAR    Chairman and Chief Executive  March 20, 2002
-----------------------------   Officer and Director
     William M. Goodyear        (Principal Executive
                                Officer)

      /s/  BEN W. PERKS       Executive Vice President and  March 20, 2002
-----------------------------   Chief Financial Officer
        Ben W. Perks            (Principal Financial and
                                Accounting Officer)

  /s/  THOMAS A. GILDEHAUS    Director                      March 20, 2002
-----------------------------
     Thomas A. Gildehaus

     /s/  PETER B. POND       Director                      March 20, 2002
-----------------------------
        Peter B. Pond

   /s/  SAMUEL K. SKINNER     Director                      March 20, 2002
-----------------------------
      Samuel K. Skinner

    /s/  CARL S. SPETZLER     Director                      March 20, 2002
-----------------------------
      Carl S. Spetzler

   /s/  JAMES R. THOMPSON     Director                      March 20, 2002
-----------------------------
      James R. Thompson

                INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Audited Consolidated Financial Statements as of December 31, 2001 and 2000, and for each of the three years ended December 31, 2001.

                                                                      Page
                                                                      ----
      Report of Independent Accountants..............................  F-2
      Consolidated Balance Sheets....................................  F-3
      Consolidated Statements of Operations..........................  F-4
      Consolidated Statements of Stockholders' Equity................  F-5
      Consolidated Statements of Cash Flows..........................  F-6
      Notes to Consolidated Financial Statements.....................  F-7
          1.  Description of Business................................  F-7
          2.  Summary of Significant Accounting Policies.............  F-7
          3.  Acquisitions...........................................  F-9
          4.  Segment Information.................................... F-11
          5.  Supplemental Consolidated Balance Sheet Information.... F-13
          6.  Stockholders' Equity................................... F-16
          7.  Long-Term Incentives and Stock-Based Compensation...... F-18
          8.  Discontinued Operations................................ F-21
          9.  Restructuring Costs and Merger-Related Costs (Credits). F-23
         10.  Employee Benefit Plans................................. F-24
         11.  Short- and Long-Term Debt.............................. F-24
         12.  Lease Commitments...................................... F-25
         13.  Income Tax Expense (Benefit)........................... F-25
         14.  Supplemental Cash Flow Information..................... F-27
         15.  Related Party Transactions............................. F-27
         16.  Litigation and Settlements............................. F-28

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Navigant Consulting, Inc.

   We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /S/  KPMG LLP

Chicago, Illinois
February 15, 2002

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                   December 31, December 31,
                                                                                       2001         200
                                                                                   ------------ ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents......................................................  $  35,950    $  48,798
   Accounts receivable, net.......................................................     52,412       55,012
   Prepaid expenses and other current assets......................................      4,804        3,776
   Income tax receivable..........................................................         --          476
   Deferred income taxes..........................................................      5,611        3,351
                                                                                    ---------    ---------
       Total current assets.......................................................     98,777      111,413
   Property and equipment, net....................................................     20,648       19,328
   Goodwill and intangible assets, net............................................     35,455       27,523
   Deferred income taxes..........................................................      2,445        3,708
   Other assets...................................................................      1,501        1,510
                                                                                    ---------    ---------
       Total assets...............................................................  $ 158,826    $ 163,482
                                                                                    =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities.......................................  $  13,779    $  17,468
   Accrued compensation...........................................................     14,798       18,933
   Income tax payable.............................................................      8,191           --
   Other current liabilities......................................................      8,453       11,356
                                                                                    ---------    ---------
       Total current liabilities..................................................     45,221       47,757
Other non-current liabilities.....................................................      1,500           --
                                                                                    ---------    ---------
       Total liabilities..........................................................     46,721       47,757
Stockholders' equity:
   Preferred stock, $.001 par value per share; 3,000 shares authorized; no shares
     issued or outstanding........................................................         --           --
   Common stock, $.001 par value per share; 75,000 shares authorized; 38,700 and
     38,444 shares issued and outstanding at December 31, 2001 and 2000,
     respectively.................................................................         44           43
   Additional paid-in capital.....................................................    353,234      343,340
   Deferred compensation--restricted stock........................................     (4,504)          --
   Treasury stock.................................................................    (67,394)     (63,541)
   Accumulated deficit............................................................   (169,214)    (163,903)
   Accumulated other comprehensive loss...........................................        (61)        (214)
                                                                                    ---------    ---------
       Total stockholders' equity.................................................    112,105      115,725
                                                                                    ---------    ---------
       Total liabilities and stockholders' equity.................................  $ 158,826    $ 163,482
                                                                                    =========    =========

       See accompanying notes to the consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                         For the years ended December 31,
                                                                         -------------------------------
                                                                           2001       2000       1999
                                                                         --------   ---------  ---------
Revenues                                                                 $235,580   $ 244,629   $219,491
   Consulting services expense..........................................  152,007     158,720    142,965
   Value Sharing Retention Program ("VSRP") cash compensation
     expense--consultants...............................................   11,296       5,890         --
   Stock-based compensation--consultants................................    3,238          --         --
                                                                         --------   ---------  ---------
Gross margin............................................................   69,039      80,019     76,526
   General and administrative expenses..................................   55,413      59,846     58,742
   Depreciation expense.................................................    7,118       6,797      9,550
   Amortization expense.................................................    5,700       4,573        900
   VSRP cash compensation expense--other................................    1,103         467         --
   Stock-based compensation--other......................................      574         492      3,850
   Restructuring costs and merger-related costs (credits)...............    1,900      10,229       (881)
   Litigation and settlement provisions.................................    5,700      16,500      2,335
                                                                         --------   ---------  ---------
Operating income (loss) from continuing operations......................   (8,469)    (18,885)     2,030
   Other income (loss), net.............................................      874      (1,666)    (2,653)
                                                                         --------   ---------  ---------
Loss from continuing operations before income taxes.....................   (7,595)    (20,551)      (623)
   Income tax expense (benefit).........................................   (2,284)     (6,194)     1,534
                                                                         --------   ---------  ---------
   Net loss from continuing operations..................................   (5,311)    (14,357)    (2,157)
                                                                         --------   ---------  ---------
Loss from discontinued operations, net of income taxes..................       --     (10,193)   (12,465)
Loss on dispositions of discontinued operations, net of income taxes....       --    (155,003)        --
                                                                         --------   ---------  ---------
   Net loss............................................................. $ (5,311)  $(179,553)  $(14,622)
                                                                         ========   =========  =========
Basic loss per share:
   Net loss from continuing operations.................................. $  (0.14)  $   (0.35)  $  (0.05)
   Loss from discontinued operations, net of income taxes............... $     --   $   (0.25)  $  (0.30)
   Loss on dispositions of discontinued operations, net of income taxes. $     --   $   (3.79)  $     --
   Net loss per basic share............................................. $  (0.14)  $   (4.39) ($   0.35)
Shares used in computing per basic share amounts........................   38,439      40,895     41,601
Diluted loss per share:
   Net loss from continuing operations.................................. $  (0.14)  $   (0.35)  $  (0.05)
   Loss from discontinued operations, net of income taxes............... $     --   $   (0.25)  $  (0.30)
   Loss on dispositions of discontinued operations, net of income taxes. $     --   $   (3.79)  $     --
   Net loss per basic share............................................. $  (0.14)  $   (4.39)  $  (0.35)
Shares used in computing per diluted share amounts......................   38,439      40,895     41,601

       See accompanying notes to the consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                                                     Notes
                                                                                                                  Receivable
                                                             Preferred Common              Unearned                  from
                                  Preferred Common  Treasury   Stock   Stock  Additional  restricted             Stockholders/
                                    Stock   Stock    Stock      Par     Par    Paid-In      stock      Treasury     Former
                                   Shares   Shares   Shares    Value   Value   Capital   compensation Stock Cost   Officers
                                  --------- ------  -------- --------- ------ ---------- ------------ ---------- -------------
Balance at December 31, 1998.....    --     38,004       --     --      $38    $134,624                $     --.   $     --
Comprehensive income (loss)......
Issuance of common stock.........            5,387                        5     215,160
Purchase of common stock.........             (263)  (2,086)                    (13,335)                (52,811)
Stock-based compensation
 expense--stock options..........                                                 3,850
Issuance of notes receivable
 from former officers............                                                                                   (20,550)
Interest on notes receivable
 from former officers............                                                   229                                (229)
Collection of notes receivable
 from former officers............                                                                                    12,929
Impairment of notes receivable
 from former officers............                                                                                     5,267
                                     --     ------   ------     --      ---    --------    -------     --------    --------
Balance at December 31, 1999.....    --     43,128   (2,086)    --       43     340,528         --      (52,811)     (2,583)
Comprehensive income (loss)......
Issuance of common stock.........              305                                2,320
Purchase of treasury stock.......                    (1,310)                                             (4,555)        920
Nontaxable stock exchange--
 disposition of business.........                    (1,593)                                             (6,175)
Stock-based compensation
 expense--stock options..........                                                   492
Impairment of notes receivable
 from former officers............                                                                                     1,663
                                     --     ------   ------     --      ---    --------    -------     --------    --------
Balance at December 31, 2000.....    --     43,433   (4,989)    --       43     343,340         --      (63,541)         --
Comprehensive income (loss)......
Issuance of common stock.........              401                        1       1,677
Issuance of restricted stock, net
 of forfeitures..................              624                                7,277     (7,277)
Purchase of treasury stock.......                      (769)                                             (3,853)
Stock-based compensation
 expense--stock options..........                                                   940
Amoritization of restricted
 stock...........................                                                            2,773
                                     --     ------   ------     --      ---    --------    -------     --------    --------
Balance at December 31, 2001.....    --     44,458   (5,758)    --      $44    $353,234    $(4,504)    $(67,394)   $     --
                                     ==     ======   ======     ==      ===    ========    =======     ========    ========


                                   Accumulated    Retained
                                      Other       Earnings       Total
                                  Comprehensive (Accumulated Stockholders'
                                     Income       Deficit)      Equity
                                  ------------- ------------ -------------
Balance at December 31, 1998.....     $ (30)     $  30,272     $ 164,904
Comprehensive income (loss)......      (128)       (14,622)      (14,750)
Issuance of common stock.........                                215,165
Purchase of common stock.........                                (66,146)
Stock-based compensation
 expense--stock options..........                                  3,850
Issuance of notes receivable
 from former officers............                                (20,550)
Interest on notes receivable
 from former officers............                                     --
Collection of notes receivable
 from former officers............                                 12,929
Impairment of notes receivable
 from former officers............                                  5,267
                                      -----      ---------     ---------
Balance at December 31, 1999.....      (158)        15,650       300,669
Comprehensive income (loss)......       (56)      (179,553)     (179,609)
Issuance of common stock.........                                  2,320
Purchase of treasury stock.......                                 (3,635)
Nontaxable stock exchange--
 disposition of business.........                                 (6,175)
Stock-based compensation
 expense--stock options..........                                    492
Impairment of notes receivable
 from former officers............                                  1,663
                                      -----      ---------     ---------
Balance at December 31, 2000.....      (214)      (163,903)      115,725
Comprehensive income (loss)......       153         (5,311)       (5,158)
Issuance of common stock.........                                  1,678
Issuance of restricted stock, net
 of forfeitures..................                                     --
Purchase of treasury stock.......                                 (3,853)
Stock-based compensation
 expense--stock options..........                                    940
Amoritization of restricted
 stock...........................                                  2,773
                                      -----      ---------     ---------
Balance at December 31, 2001.....     $ (61)     $(169,214)    $ 112,105
                                      =====      =========     =========

       See accompanying notes to the consolidated financial statements.

                   NAVIGANT CONSULTING, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                            Years ended December 31,
                                                                         -----------------------------
                                                                           2001      2000       1999
                                                                         --------  ---------  --------
Cash flows from operating activities:
Net loss................................................................ $ (5,311) $(179,553) $(14,622)
Adjustments to reconcile net loss to net cash provided by (used in)
  continuing activities, net of acquisitions and dispositions:
   Loss from discontinued operations, net of income taxes...............       --     10,193        --
   Loss on dispositions of discontinued operations, net of income taxes.       --    155,003        --
   Depreciation expense.................................................    7,118      6,797    13,460
   Amortization expense.................................................    5,700      4,573    24,300
   Impairment of former officers' notes, net............................       --      1,663     5,267
   Stock-based compensation expense.....................................    3,812        492     3,850
   Provision for bad debts..............................................    5,604      4,900    14,900
   Deferred income taxes................................................   (1,013)    (7,194)  (10,970)
   Other, net...........................................................       --       (399)      404
   Changes in assets and liabilities:
       Accounts receivable..............................................   (2,310)     8,256   (19,543)
       Prepaid expenses and other current assets........................     (650)       195     1,478
       Accounts payable and accrued liabilities.........................   (3,881)    (2,259)   (2,069)
       Accrued compensation and project costs...........................   (4,251)   (11,737)   10,591
       Income taxes receivable..........................................    8,437      7,735   (13,023)
       Other current liabilities........................................   (1,811)   (11,022)    3,426
                                                                         --------  ---------  --------
Net cash provided by (used in) operating activities of:
   Continuing operations................................................   11,444    (12,357)   17,449
   Discontinued operations..............................................       --    (23,238)       --
                                                                         --------  ---------  --------
          Net cash provided by (used) in operating activities...........   11,444    (35,595)   17,449
                                                                         --------  ---------  --------
Cash flows from investing activities:
   Purchases of property and equipment..................................   (7,659)    (8,693)  (18,641)
   Acquisition of businesses, net of cash acquired......................   (7,593)        --   (42,055)
   Payment of contingent acquisition liabilities........................   (1,980)        --        --
   Payment of non-contingent acquisition liabilities....................   (3,875)        --        --
   Divestitures of businesses, net of cash..............................       --     62,287        --
   Other, net...........................................................     (517)      (772)   (1,582)
                                                                         --------  ---------  --------
Net cash provided by (used in) investing activities of:
   Continuing operations................................................  (21,624)    52,822   (62,278)
   Discontinued operations..............................................       --        493        --
                                                                         --------  ---------  --------
          Net cash provided by (used in) investing activities...........  (21,624)    53,315   (62,278)
                                                                         --------  ---------  --------
Cash flows from financing activities:
   Issuance of common stock.............................................    1,185      2,320    17,387
   Stock repurchases, net of obligations for deferred settlements.......   (3,853)    (3,635)  (40,011)
   Repayment of long-term debt..........................................       --         --      (322)
   Net repayments of short-term debt....................................       --    (10,000)   (2,584)
   Proceeds from short-term debt........................................       --         --    10,000
   Issuance of notes receivable from former officers....................       --         --   (17,000)
   Other, net...........................................................       --         48        --
                                                                         --------  ---------  --------
Net cash used in financing activities...................................   (2,668)   (11,267)  (32,530)
                                                                         --------  ---------  --------
Net increase (decrease) in cash and cash equivalents....................  (12,848)     6,453   (77,359)
Cash and cash equivalents at beginning of the year......................   48,798     42,345   119,704
                                                                         --------  ---------  --------
Cash and cash equivalents at end of the year............................ $ 35,950  $  48,798  $ 42,345
                                                                         ========  =========  ========

       See accompanying notes to the consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

   Navigant Consulting, Inc. (the "Company") is a management consulting firm that provides services to government agencies, law firms, financial institutions, and related industries, as well as Fortune 500 and other companies. The Company has two practice business segments: Financial & Claims Consulting and Energy & Water Consulting. The Company is headquartered in Chicago, Illinois and has regional offices in various cities within the United States, and several international offices.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may impact future results of operations and cash flows.

  Reclassifications

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

  Intangible Assets

   Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangible assets other than goodwill include customer lists, workforce in place, knowledge capital and non-compete agreements. Intangible assets are being amortized on the straight-line method over seven years. Goodwill and intangible assets are amortized on the straight-line method over a composite average of seven years for businesses acquired prior to July 1, 2001. Goodwill for acquisitions occuring subsequent to June 30, 2001 were not amortized. See Note 5 "Supplemental Consolidated Balance Sheet Information, Goodwill and Intangible Assets."

  New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES reporting for business combinations and requires that the purchase method of accounting for business combinations be used for all business combinations subsequent to June 30, 2001, thereby eliminating the use of the pooling-of-interests method of accounting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company is required to comply with SFAS No. 141 for all business combinations completed after June 30, 2001. The Company is required to comply with SFAS No. 142 in the third quarter of year 2001 for new business combinations and in the first quarter of year 2002 for previously acquired intangible assets. The Company is currently evaluating the impact SFAS No. 141 and No. 142 will have on its results of operations and financial position. At this time, the Company expects annual amortization expense to be reduced to approximately $1.4 million in future years.

  Fair Value of Financial Instruments

   The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2001 and 2000.

  Marketable Equity Securities

   The Company's marketable equity securities are considered available-for-sale investments. As of December 31, 2001, the Company is a holder of 19,485 shares of American Healthways, Inc. stock. American Healthways, Inc. stock is traded on the NASDAQ exchange under the symbol AMHC. At December 31, 2001, the fair value of these shares was $0.6 million, based on its stock price of $31.94 at December 31, 2001. The Company can begin selling these shares under SEC rule 145 on June 1, 2002. In accordance to FASB 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company recorded the $0.6 million fair value of the securities in other current assets in the accompanying Consolidated Balance Sheet, with the unrealized gain of $0.3 million recorded as a component of accumulated other comprehensive income.

  Revenue Recognition

   The Company recognizes revenues as the related professional services are provided. Certain contracts are accounted for on the percentage of completion method, whereby revenues are recognized based upon costs incurred in relation to total estimated costs at completion. A provision is made for the entire amount of estimated losses, if any, at the time when they are known.

  Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations.

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

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

  Foreign Currency Translation

   The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the period-end exchange rate, and revenue and expenses are translated using the average exchange rate for each period. The resulting translation gains or losses are recorded in a separate component of stockholders' equity as a component of other comprehensive income.

  Comprehensive Income (Loss)

   Comprehensive income consists of net income (loss), unrealized gains on marketable securities, net of income taxes, and foreign currency translation adjustments. It is presented in the consolidated statements of stockholders' equity. The Company's comprehensive income for the year ended December 31, 2001 includes $0.2 million of unrealized gains on marketable securities, net of income taxes, and foreign currency translation losses.

  Earnings per Share

   Basic earnings (loss) per share (EPS) exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding, plus all shares that could potentially be issued. For the years ended December 31, 2001, 2000 and 1999, the weighted average effect of employee stock options was
2.6 million, 0.3 million and 1.7 million shares, respectively. However, the Company incurred a loss in each of the respective years and the effect of these options was anti-dilutive; therefore, the options were excluded for the calculation of the diluted per share amounts.

3.  ACQUISITIONS

  1999 Acquisitions

   On September 30, 1999, the Company acquired the assets of PENTA Advisory Services LLC ("PENTA") for a total cash purchase price of $13.3 million. The PENTA purchase agreement provides for additional earnout payments, payable in cash or Company common stock, over the four years contingent on future revenue growth and gross margin targets. The additional payments will be accounted for as additional goodwill. The Company recorded $2.0 million and $2.1 million of goodwill as of December 31, 2000 and December 31, 2001, respectively, for these contingent earnouts which were paid in cash sixty days subsequent to each year-end.

   On September 30, 1999, the Company completed its acquisition of the business operations of Scope International, Inc. ("Scope") for a total cash purchase price of $1.8 million.

   On November 1, 1999, the Company completed the acquisition of the common stock of The Barrington Consulting Group, Inc. ("Barrington") in exchange for $14.4 million in cash paid at closing and total deferred cash payments of $7.8 million, payable in two equal annual installments. The purchase agreement for Barrington also provides for additional cash payments of $10.5 million in the aggregate, payable in cash in two annual installments, which were contingent on certain Barrington shareholders' continued employment with the Company. The Company paid the balances due for the $7.8 million deferred cash payments and $10.5 million contingent payments in 2000 and 2001. The $10.5 million was recorded as a consulting services expense on a pro-rata basis during the term of the employment contingency.

   The PENTA, Scope and Barrington acquisitions were accounted for by the purchase method of accounting for business combinations and, accordingly, their results of operations have been included in the consolidated financial statements from the dates of acquisition.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

  1999 Acquisitions Subsequently Disposed:

   On February 7, 1999, the Company issued 2.4 million shares of common stock (valued at the time of closing at approximately $123.7 million) for substantially all of the outstanding common stock of Strategic Decisions Group, Inc. ("SDG"), and acquired the remaining minority interest in exchange for $13.3 million in cash. On March 31, 1999, the Company completed the acquisitions of all of the outstanding stock of Triad International, Inc., GeoData Solutions, Inc. and Dowling Associates, Inc. in exchange for 1.8 million shares of the Company's common stock (valued at the time of closing at approximately $57.3 million). On October 1, 1999, the Company completed the acquisition of the stock of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY for an aggregate cash purchase price of $3.3 million. On December 1, 1999, the Company completed the acquisition of all of the assets of Glaze Creek Partners, LLC in exchange for $0.8 million in cash.

   These acquisitions have been accounted for by the purchase method of accounting and, accordingly, their results of operations have been included in the accompanying consolidated financial statements from the dates of acquisition. As discussed further in Note 8 "Discontinued Operations," the Company disposed of certain businesses that were unprofitable or not complementary to its core operations.

  1999 Pro forma Results:

   The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions of Barrington, PENTA and Scope had occurred as of January 1, 1999, after giving effect to certain adjustments. The adjustments include the amortization of goodwill and other intangibles, compensation expense accrual of contingent payments stipulated in acquisition agreements, a reduction in interest income, and the related income tax effects with respect to said adjustments. The pro forma information is for informational purposes only. The information presented (in thousands, except per share data) does not necessarily reflect the results of operations that would have occurred had the acquisitions been completed as of January 1, 1999, nor are they indicative of future results.

                                                               1999
                                                             --------
         Revenues........................................... $240,754
         Consulting services expense........................  164,093
                                                             --------
         Gross margin.......................................   76,661
         General and administrative expenses................   61,745
         Depreciation expense...............................    9,910
         Amortization expense...............................    4,520
         Other charges, net.................................    5,304
         Non-operating charges..............................    4,173
                                                             --------
         Loss from continuing operations before income taxes   (8,991)
         Income tax expense.................................      782
                                                             --------
         Net loss from continuing operations................   (9,773)
         Loss from discontinued operations..................  (12,465)
                                                             --------
         Net loss........................................... $(22,238)
                                                             ========
         Net loss per diluted share......................... $  (0.53)
                                                             ========

  2000 Acquisitions:

   There were no acquisitions of businesses during 2000.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

  2001 Acquisitions:

   On March 1, 2001, the Company acquired the assets of Barba-Arkhon International, Inc. ("Barba-Arkhon") for $8.3 million, which consisted of $5.3 million cash at closing and $3.0 million notes payable, which bear interest at 6% payable due in two equal annual installments. The notes payable are included in other current liabilities and other non-current liabilities. Barba-Arkhon provides project program management and claims analysis services for construction, governmental and institutional projects. Engagements include delay and disruption claims analysis for dispute resolution, damage valuation, litigation support and technical analysis for projects involving transportation infrastructure, environmental and industrial facilities, power plants and commercial buildings.

   On July 2, 2001, the Company acquired the common stock of Chambers Associates, Inc. ("Chambers") for $2.7 million, which consisted of $2.1 million cash at closing and $0.6 million cash due within 18 months of closing. The purchase agreement for Chambers also provides for additional payments of up to $1.5 million through December 31, 2003 contingent on certain revenue targets. Chambers provides public policy analysis, strategic planning and litigation support services to a wide range of clients. Engagements include economic and financial research to analyze the impact of current or proposed legislation or regulation; advocacy support for certain health, tax, energy and environmental legislative issues; and analysis and estimation of claim values and expert testimony in product liability, medical malpractice, bankruptcy and other litigation cases. Chambers was acquired to augment the services of Financial & Claims Consulting with its asbestos claims and mass tort litigation expertise. In addition, Chambers' energy and environmental legislative expertise will provide cross selling services to the clients of Energy & Water Consulting.

   The Barba-Arkhon and Chambers acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

4.  SEGMENT INFORMATION

   Beginning January 1, 2000, the Company adopted a managerial reporting structure with five operating divisions which represent five reportable segments: Energy & Water Consulting, Financial & Claims Consulting, Economic & Policy Consulting, Strategic Consulting and IT Solutions. The latter three operating segments have been discontinued and disposed of as of December 31, 2000. See Note 8 "Discontinued Operations." Accordingly, operating results from continuing operations for the years presented have been restated to reflect the Financial & Claims Consulting and Energy & Water Consulting reportable segments.

   Financial & Claims Consulting provides information management, technology services, damages analysis, business and property valuation, regulatory compliance, outsourcing, claims management, and litigation and bankruptcy support services to a variety of financial and insurance institutions, law firms, governmental agencies and other companies. Energy & Water Consulting provides management consulting, merger and acquisition consulting, regulatory compliance, generation asset divestiture, energy market assessment, strategic resource allocation, customer and IT strategies, and distribution management services to electric, gas utility and other energy-related companies.

   The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between the periods. All

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES intercompany transactions between segments have been eliminated. Information on the Company's continuing operations for the years ended December 31, 2001, 2000 and 1999 have been summarized as follows:

                                                               2001      2000      1999
                                                             --------  --------  --------
                                                                    (In thousands)
Revenues:
   Financial & Claims Consulting............................ $148,563  $151,282  $124,785
   Energy & Water Consulting................................   87,017    93,347    94,706
                                                             --------  --------  --------
       Total segment revenues............................... $235,580  $244,629  $219,491
                                                             ========  ========  ========
Operating profit:
   Financial & Claims Consulting............................ $ 18,682  $ 24,828  $ 14,562
   Energy & Water Consulting................................   13,467    12,950    12,552
                                                             --------  --------  --------
       Total segment operating profit....................... $ 32,149  $ 37,778  $ 27,114
                                                             --------  --------  --------
Operating Profit and Statement of Operations reconciliation:
Unallocated:
   Corporate general and administrative expenses previously
     allocable to discontinued operations................... $     --  $  2,537  $  5,243
   Other non-recurring general and administrative expenses..      380     3,289     6,739
   Acquisition-related compensation expense.................    3,609     5,889     1,042
   VSRP cash compensation expense...........................   12,399     6,357        --
   Depreciation expense.....................................    7,118     6,797     5,856
   Amortization expense.....................................    5,700     4,573       900
   Restructuring costs and merger-related costs (credits)...    1,900    10,229      (881)
   Litigation and settlement provisions.....................    5,700    16,500     2,335
   Stock option compensation expense........................    3,812       492     3,850
   Other expense (income)...................................     (874)    1,666     2,653
                                                             --------  --------  --------
   Sub-total................................................   39,744    58,329    27,737
                                                             --------  --------  --------
Loss from continuing operations before income tax expense... $ (7,595) $(20,551) $   (623)
                                                             ========  ========  ========

   The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

   Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating segments on the basis of consulting fee revenue. Certain general and administrative expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and included in the costs not allocated to segments, for comparative purposes.

   Accounting for the results of discontinued operations cannot include allocations of general and administrative costs that are not identifiable to discontinued operations. Accordingly, those costs are unallocated reconciling amounts.

   Certain non-recurring costs were not allocated to any operating segments. For the year ended December 31, 2001, the Company incurred $0.4 million of personnel-related costs, which were not allocated to any operating segments. For the year ended December 31, 2000, the Company incurred $3.3 million of non-recurring legal, infrastructure-related computer costs and personnel-related costs which were not allocated to any operating

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES segment. For the year ended December 31, 1999, the Company incurred $6.7 million of non-recurring legal, accounting and depreciation costs. The depreciation charge was related to the write-down of recorded asset values of certain computer equipment, software and the Company's corporate headquarters.

   The following unaudited pro forma 1999 financial information presents the combined 1999 revenues and operating profits for each segment as if the acquisition of Barrington, PENTA and Scope had been included in continuing operations had the acquisitions occurred as of January 1, 1999. Accordingly, the Financial & Claims Consulting segment includes Barrington, PENTA and Scope. The pro forma 1999 financial information (in thousands) includes adjustments for the amortization of goodwill and other intangibles, compensation expense, accruals of contingent payments related to acquisition agreements, a reduction in interest income, and the related income tax effects.

            Revenues
               Financial & Claims Consulting............... $146,048
               Energy & Water Consulting...................   94,706
                                                            --------
               Combined pro forma revenues................. $240,754
                                                            ========
            Operating Profit:
               Financial & Claims Consulting............... $ 16,151
               Energy & Water Consulting...................   12,552
                                                            --------
               Combined pro forma segment operating profit. $ 28,703
                                                            --------

   Pro forma 1999 Operating Profit and Statement of Operations reconciliation:

Unallocated:
   Corporate general and administrative expenses previously allocable to discontinued operations............................................. $ 5,243
   Other non recurring general and administrative expenses...............   6,739
   Acquisition-related compensation expense..............................   5,500
   Depreciation expense..................................................   6,215
   Amortization expense..................................................   4,520
   Merger related credit.................................................    (881)
   Litigation and settlement provisions..................................   2,335
   Stock-based compensation expense......................................   3,850
   Other expense.........................................................   4,173
                                                                          -------
       Sub-total.........................................................  37,694
                                                                          -------
Pro forma loss from continuing operations before income tax expense...... $(8,991)
                                                                          =======

5.  SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable:

   The components of accounts receivable as of December 31 were as follows (shown in thousands):

                                                   2001     2000
                                                  -------  -------
             Billed amounts...................... $41,814  $44,037
             Engagements in process..............  20,546   20,496
             Allowance for uncollectible accounts  (9,948)  (9,521)
                                                  -------  -------
             Accounts receivable, net............ $52,412  $55,012
                                                  =======  =======

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

Property and Equipment:

   Property and equipment as of December 31 consisted of (shown in thousands):

                                                        2001      2000
                                                      --------  --------
      Land and buildings............................. $  3,455  $  3,421
      Furniture, fixtures and equipment..............   32,422    28,321
      Software.......................................    6,691     4,361
      Leasehold improvements.........................    9,059     7,575
                                                      --------  --------
      Property and equipment, at cost................   51,627    43,678
      Less: accumulated depreciation and amortization  (30,979)  (24,350)
                                                      --------  --------
         Property and equipment, net................. $ 20,648  $ 19,328
                                                      ========  ========

Goodwill and Other Intangible Assets:

   The goodwill and other intangible assets, the excess of the costs over net assets acquired, relates principally to the purchases of PENTA, Barrington, Barba-Arkhon and Chambers.

  2001 Acquisitions

   The Barba-Arkhon assets purchase, which occurred in March 2001, included $8.4 million of goodwill and intangibles, which has been recorded at the date of acquisition. The Chambers stock purchase, which occurred in July 2001, included $2.3 million of goodwill and intangibles, which has been recorded at the date of acquisition. The allocation of the excess of the cost over the net assets acquired to identifiable assets and goodwill for the Barba-Arkhon and Chambers acquisitions was based on the Company's appraisals using the income approach. The income approach is a technique by which value is estimated from the amount of cash flow that the assets are expected to generate over their estimated useful lives.

  Prior years' Acquisitions

   The PENTA assets purchase, which occurred in September 1999, included $11.6 million of goodwill and intangibles, which has been recorded at the date of acquisition. In addition, the Company recorded $2.0 million and $2.1 million of goodwill as of December 31, 2000 and December 31, 2001, respectively, for contingent earnouts under the provisions of the PENTA purchase agreement. The Barrington stock purchase, which occurred in November 1999, included $19.3 million of goodwill and intangibles, which has been recorded at the date of acquisition. The allocation of the excess of the cost over the net assets acquired to identifiable intangible assets and goodwill for the PENTA and Barrington acquisitions was based upon independent appraisals, as were the related estimated useful lives.

  Amortization and Impairment

   The goodwill related to the Chambers acquisition is not subject to amortization but is subject to periodic impairment evaluation performed at least once on an annual basis. The goodwill and intangible assets related to the Barba-Arkhon, Barrington and PENTA acquisitions is being amortized on a straight-line basis over 7 years.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Effective 2002, goodwill will not be subject to amortization, but will be subject to periodic impairment evaluation performed on an annual basis. The intangible assets will continue to be subject to amortization.

  Goodwill and Other Intangible Assets

   As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

                                                    2001     2000
                                                   -------  -------
           Goodwill............................... $34,403  $22,831
           Less: accumulated amortization.........  (7,407)  (4,767)
                                                   -------  -------
              Goodwill, net.......................  26,996   18,064
                                                   -------  -------
           Intangible assets:
           Customer lists.........................   4,470    4,470
           Employee workforce.....................   2,355    2,355
           Non-compete agreements.................   5,200    4,575
                                                   -------  -------
           Total intangible assets................  12,025   11,400
           Less: accumulated amortization.........  (3,566)  (1,941)
                                                   -------  -------
              Intangible assets, net..............   8,459    9,459
                                                   -------  -------
              Goodwill and intangible assets, net. $35,455  $27,523
                                                   =======  =======

   The Company periodically examines the carrying value of its goodwill and other intangible assets to determine whether there is any impairment. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amounts, an impairment loss would be charged to expense in the period in which the loss was identified. As of December 31, 2001, no event has been identified that would indicate an impairment in the carrying value of the goodwill and other intangible assets.

Accounts Payable and Accrued Liabilities:

   The components of accounts payable and accrued liabilities as of December 31 were as follows (shown in thousands):


                                               2001    2000
                                              ------- -------
                  Accounts payable........... $ 4,334 $ 6,223
                  Accrued liabilities........   3,562   3,831
                  Litigation settlement......   2,000      --
                  Accrued restructuring costs   3,883   4,541
                  Accrued disposition costs..      --   2,873
                                              ------- -------
                                              $13,779 $17,468
                                              ======= =======

   The litigation settlement payable of $2.0 million as of December 31, 2001 relates to the second (and final) installment of a litigation settlement that is due July 1, 2002. See Note 16, Litigation and Settlements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Accrued Compensation:

   The components of accrued compensation as of December 31 were as follows (shown in thousands):

                                                  2001    2000
                                                 ------- -------
               Accrued payroll costs............ $ 3,748 $ 5,645
               Accrued benefit costs............   1,365   1,368
               Accrued incentive costs..........   9,685  10,293
               Deferred acquisition compensation      --   1,627
                                                 ------- -------
                                                 $14,798 $18,933
                                                 ======= =======

   The deferred acquisition compensation balance at December 31, 2000 related to the purchase agreement for Barrington which called for payments contingent on continued employment with the Company of certain Barrington shareholders. This balance was paid in October 2001.

Other Current Liabilities:

   The components of other current liabilities as of December 31 were as follows (shown in thousands):

                                                     2001   2000
                                                    ------ -------
              Non-contingent acquisition obligation $   -- $ 3,875
              Contingent earnout liabilities.......  2,146   1,980
              Deferred rent........................  1,749   1,064
              Notes payable--current...............  1,500      --
              Deferred acquisition payable.........    675      --
              Other liabilities....................  2,383   4,437
                                                    ------ -------
                                                    $8,453 $11,356
                                                    ====== =======

   Contingent earnout liabilities relate to obligations under the PENTA purchase agreement. The $2.1 million balance at December 31, 2001 was paid March 1, 2002. The notes payable--current relates to the purchase price under the Barba-Arkhon acquisition agreement and was paid March 1, 2002. The non-contingent acquisition obligation balance of $3.9 million at December 31, 2000 relates to the Barrington purchase agreement and was paid in October 2001.

6.  STOCKHOLDERS' EQUITY

  Employee Stock Purchase Plan

   During 1996, the Company implemented a plan that permits employees to purchase shares of the Company's common stock each quarter at 85% of the market value. The market value of shares purchased for this purpose is determined to be the lower of the closing market price on the first and last day of each calendar quarter. This plan was authorized to issue 450,000 shares. The Company issued 450,000 shares under the original Plan through November 30, 2000. On November 30, 2000, the Employee Stock Purchase Plan was amended to, among other things, increase the total number shares authorized to be issued under the plan from 450,000 shares to 750,000 shares. The amendment also provided for subsequent annual increases of the total authorized shares by the lesser of 500,000 shares or 1.2 percent of the Company's then outstanding shares. During 2001, the Company issued 76,000 shares under the plan.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

  Treasury Stock Transactions

   In August 1999, the Board of Directors authorized the repurchase of up to
3.0 million shares of the Company's common stock in the open market or in privately negotiated transactions. In October 2000, the Board of Directors increased the authorization from 3.0 million shares to up to 5.0 million shares of the Company's common stock, approximately 13% of the Company's then outstanding shares.

   In August and September of 1999, the Company repurchased a total of 0.5 million shares for $18.9 million in privately negotiated transactions. In November 1999, the Company repurchased 1.0 million shares for $20.8 million in open market transactions. In December 2000, the Company repurchased 1.1 million shares for $3.6 million. During 2001, the Company repurchased 0.8 million shares for $3.9 million. As of December 31, 2001, 3.4 million shares of the 5.0 million shares authorized have been repurchased.

   The Company, with the Board's approval, had several other stock repurchases in connection with certain exchange transactions. In November 1999, the Company accepted 0.6 million shares with a then market value of $12.9 million as payment for the principal amount of certain notes plus accrued interest related to borrowings by Mr. Maher, the Company's Chairman and Chief Executive Officer at the time. In October 2000, the Company completed a nontaxable exchange of SDG stock for 1.6 million of the Company's shares, valued at approximately $6.2 million, as part of the transaction (see Note 8, Discontinued Operations). In December 2000, the Company obtained 0.2 million shares, valued at $0.9 million, for partial repayments of former officers' notes receivable. See also "Former Officers' Notes Receivable" in Note 6, following herein.

  Restricted Shares

   In January 2001, the Company issued 1.9 million restricted shares with a grant price of $3.875, which was the closing market price on the grant date. These restricted shares vest 33% per year from September 1, 2001 to September
1, 2003. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in January 2001. The total restricted share compensation is expected to be $7.2 million, subject to vesting. During the year ended December 31, 2001, the Company recorded $2.8 million in stock-based compensation related to these restricted shares. As of December 31, 2001, the Company had 1.2 million restricted shares outstanding, hence 0.6 million shares were vested on September 1, 2001 and 0.1 million shares have been forfeited since January 2001.

  Former Officers' Notes Receivable

   As of December 31, 1999, the Company held notes receivable from three former Company officers with an aggregate principal balance of $7.9 million. See also
Note 15, "Related Party Transactions." The notes receivable arose from transactions whereby these individuals borrowed money from the Company to purchase a total of 200,000 shares of the Company's common stock from third parties, and 37,500 shares of common stock from the Company. The notes receivables were accompanied by pledge agreements, which pledged the shares as collateral security for repayment of the notes. The borrowers subsequently either challenged the enforceability of the note agreements or declined to confirm their intention to comply with the terms of the notes. The Company accrued a loss contingency at December 31, 1999 in the amount of $5.3 million, representing the difference between the principal amount of the notes receivable and the value of the shares held by the Company as collateral. The $5.3 million was included as a non-operating charge within other expense in the consolidated statement of operations. During the year ended December 31, 2000, the Company recorded an additional $1.7 million to reflect further impairment of the market value of the former officers' loans. In December 2000, the Company obtained the 237,500 shares, valued at $0.9 million, and retired the shares in treasury. The Company is pursuing collection of approximately $4.0 million from two former officers. The remainder of the indebtedness has been cancelled.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

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

   Until the Distribution Date under the Rights Agreement, the surrender or transfer of any shares of common stock outstanding will also constitute the surrender of transfer of the Rights associated with such shares. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by the Company. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (subject to adjustment and payable in cash, common stock or other consideration deemed appropriate by the Company's Board of Directors) at any time until ten days following the Stock Acquisition Date under the Rights Agreement. Immediately upon the action of the Company's Board of Directors authorizing any redemption, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price. Until a Right is exercised, its holder, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

  Other Issuances of Common Stock

   All other issuances of common stock during the years 1999 through 2001 were related to business combinations and exercised stock options.

7.  LONG-TERM INCENTIVE PLAN AND STOCK-BASED COMPENSATION

  Summary

   On June 30, 1996, the Company adopted a Long-Term Incentive Plan ("LTIP") that provides for common stock, common stock-based and other performance incentives to employees, consultants, directors, advisors and independent contractors of the Company. The LTIP, as amended, was re-approved by a vote of the Company's stockholders in July 1999. The LTIP provides for a total available option pool equivalent to 25% of the issued and outstanding common stock.

   In November 2001, the Company adopted a Supplement Equity Incentive Plan ("SEIP") to recruit, retain and reward certain employees and key non-employees of the Company for making major contributions to the success of the Company.

   Stock options and other forms of equity compensation are an important component of the compensation offered by the Company and promote long-term retention of its key employees, motivate high levels of performance and recognize contributions to the success of the Company.

  Exchanged Options

   In July 2000, the Company completed an employee stock option exchange that was offered to all then current employees, other than executive management, for employee retention purposes. Employees tendered 6.4 million options, with an average exercise price of approximately $28 per share. These employees were granted 2.7 million options in exchange for the tendered options. The number of exchanged options granted each

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES employee was based on, among other factors, a formula that considered the exercise prices of the tendered options. The new options have an exercise price of $5.9375, which was $1.00 above the market price as of the tender date. The new options vest 10% each quarter, beginning March 31, 2001. As of December 31, 2001, approximately 1.0 million exchanged options outstanding are subject to variable accounting in which stock-based compensation expense is recorded for the valuation increase of the closing market price above the exercise price. At December 31, 2001, the closing market price was below the exercise prices of the exchanged options; therefore, there was no stock-based compensation related to the exchanged options outstanding for the year ended December 31, 2001.

  Value Sharing Retention Program

   In August 2000, the Company adopted a comprehensive monetary and equity incentive program (the Value Sharing Retention Program--"VSRP") to retain certain senior-level employees. This feature covers approximately 30% of the employee population. The Company obtained new non-compete covenants and extensions of current non-compete covenants for the majority of the participants under this incentive value sharing retention program. The program provided for maximum incentives of approximately $20.0 million in cash, 2.1 million restricted shares, and 4.8 million options, subject to vesting. The cash and equity incentives vest in stages over a 4 1/2 year period.

   The cash incentives vested over a 12-month period, commencing on September 1, 2000. The retention program scheduled cash payments of four equal installments beginning December 1, 2000 and continuing every three months to September 1, 2001. As of September 1, 2001, the Company paid all four scheduled installments totaling $18.8 million and does not have any additional obligations under this provision of the program.

   On September 1, 2000, the Company granted 4.8 million stock options at an exercise price of $3.9375, which was the closing market price on the grant date. The option grants vest 10% on the date of grant and 5% per quarter thereafter through March 2004. As of December 31, 2001, approximately 0.8 million shares of these stock options outstanding are subject to variable accounting, in which stock-based compensation expense has been recorded.

   In January 2001, the Company issued 1.9 million restricted shares with a grant price of $3.875, which was the closing market price on the grant date. These restricted shares vest 33% per year from September 1, 2001 to September 1, 2003. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in January 2001. The total restricted share compensation is expected to be $7.2 million, subject to vesting. For the year ended December 31, 2001, the Company recorded $2.8 million in stock-based compensation expense related to these restricted shares. Of the 1.9 million restricted shares originally issued in January 2001, the Company had 1.2 million shares outstanding, 0.6 million shares were vested on September 1, 2001, and 0.1 million shares had been forfeited as of December 31, 2001.

  Annual Equity Incentive Program (AEIP)

   In November 2001, the Company adopted an Annual Equity Incentive Program ("AEIP"). The AEIP provides for annual grants of stock options to key employees, as approved by Management and the Board Compensation and Organization Committee, commensurate with individual, business segment and Company performance. As part of this program, 1.1 million options were issued with a grant price of $3.73, which was the closing market price on the date of the grant. The stock options vest 50% on February 1, 2002 and 50% on November 19, 2002. Future annual equity grants will vest 10% on the date of grant and 18% per year over five years from the date of grant. The Company can accelerate vesting up to three years based on operating performance.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

  Other Option Grants

   The Company granted a total of 1.9 million options during 2001, which includes the 1.1 million granted under the AEIP. In connection with the acquisitions principally of Barba-Arkhon and Chambers, the Company issued 0.3 million options with grant prices at the closing market price on the acquisition dates. The remaining options granted were related to new hires and performance awards.

  Other Information

   In 1999, the Company determined, based in part on the absence of contemporaneous documentation, that 0.3 million nonqualified options issued to a total of sixteen individuals were issued at prices below fair market value. Accordingly, the Company recorded stock-based compensation expense of $0.1 million, $0.5 million and $3.5 million in 2001, 2000 and 1999, respectively, for stock-based compensation expense attributable to such options. The amount charged to expense represents the aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options. The amount charged to expense has been amortized over the relevant vesting periods.

   As of December 31, 2001, the Company had 8.6 million options outstanding at a weighted average exercise price of $5.90 per share. As of December 31, 2001,
3.1 million options were exercisable at a weighted average exercise price of $7.85 per share

   The following table summarizes stock option activity for the years ended December 31, 2001, 2000 and 1999:


                                              2001             2000              1999
                                         --------------- ----------------- ----------------
                                         Number Weighted Number   Weighted Number  Weighted
                                           of   average    of     average    of    average
                                         shares exercise shares   exercise shares  exercise
                                         (000s)  price   (000s)    price   (000s)   price
                                         ------ -------- -------  -------- ------  --------
Options outstanding at beginning of year 7,662   $6.39     8,213   $29.15   5,510   $24.19
Granted................................. 1,912    4.52    10,141     6.59   4,481    32.68
Exercised...............................  (170)   4.56       (18)    3.01    (696)   17.98
Forfeited...............................  (854)   7.60   (10,674)   23.92  (1,082)   25.24
                                         -----   -----   -------   ------  ------   ------
Options outstanding at end of year...... 8,550   $5.90     7,662   $ 6.39   8,213   $29.15
                                         =====   =====   =======   ======  ======   ======
Options exercisable at year end......... 3,057   $7.85     1,702   $ 8.63     676   $19.31
                                         =====   =====   =======   ======  ======   ======

   The following table summarizes information regarding stock options outstanding at December 31, 2001 and 2000:

                                    2001                      2000
                          ------------------------- -------------------------
                              Weighted average          Weighted average
                          ------------------------- -------------------------
                                          Remaining                 Remaining
                                          Exercise                  Exercise
                          Shares Exercise  period   Shares Exercise  period
  Range of exercise price (000s)  price    (years)  (000s)  price    (years)
  ----------------------- ------ -------- --------- ------ -------- ---------
  $ 0.00 to $ 4.99....... 5,897   $ 3.91     8.9    4,966   $ 3.92     9.6
  $ 5.00 to $ 9.99....... 1,965     6.10     7.9    1,816     6.06     8.2
  $10.00 to $15.99.......   210    13.16     1.9      340    12.36     2.1
  $16.00 to $25.99.......   166    21.86     1.7      176    21.77     2.7
  $26.00 to $49.99.......   312    28.76     6.1      364    28.87     6.6
                          -----   ------     ---    -----   ------     ---
  $ 0.00 to $49.99 Total. 8,550   $ 5.90     8.2    7,662   $ 6.39     8.7
                          =====   ======     ===    =====   ======     ===

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The following table summarizes information regarding stock options exercisable at December 31, 2001:

                                            Weighted average
                                            ----------------
                                            Shares  Exerices
                    Range of exercise price (000s)   price
                    ----------------------- ------  --------
                    $ 0.00 to $ 4.99....... 1,586    $ 3.92
                    $ 5.00 to $ 9.99.......   885      5.88
                    $10.00 to $15.99.......   201     13.29
                    $16.00 to $25.99.......   166     21.88
                    $26.00 to $49.99.......   219     28.69
                                            -----    ------
                    $ 0.00 to $35.99 Total. 3,057    $ 7.85
                                            =====    ======

   The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for those option grants where the exercise price is equal to the fair market value at the date of grant. The Company would have incurred compensation expense had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this methodology, the Company's compensation expense would have been increased by $1.0 million, $12.1 million and $18.3 million, net of related income taxes, for the years ended December 31, 2001, 2000, and 1999, respectively. As a result, the Company's pro forma net loss, net loss per basic and net loss per diluted shares would have been increased to the pro forma amounts indicated below:

                                            2001            2000         1999
                                           -------        ---------    --------
                                         (in thousands, except per share amounts)
  Earnings, as reported:
     Net loss........................... $(5,311)       $(179,553)    $(14,622)
     Net loss per basic share........... $ (0.14)       $   (4.39)    $  (0.35)
     Net loss per diluted share......... $ (0.14)       $   (4.39)    $  (0.35)
  Pro forma earnings, fair value method:
     Pro forma net loss................. $(6,345)       $(191,642)    $(32,941)
     Pro forma net loss per basic share. $ (0.17)       $   (4.69)    $  (0.79)
     Pro forma net loss................. $ (0.17)       $   (4.69)    $  (0.79)

   The weighted average fair value of options granted in 2001, 2000 and 1999 was $2.91, $2.77 and $12.04, respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the model for grants made in 2001, 2000 and 1999:

                                                    2001 2000 1999
                                                    ---- ---- ----
              Expected volatility..................  80%  92%  75%
              Risk free interest rate.............. 5.0% 5.2% 5.5%
              Dividend yield.......................   0%   0%   0%
              Contractual or expected lives (years) 9.6  6.8  8.5

8.  DISCONTINUED OPERATIONS

   In May 2000, the Company developed plans and identified certain operating units and other entities for disposition, and implemented plans to restructure the remaining operating units. The Company has made three large strategic divestitures in 2000: Economics & Policy, Strategic Consulting and IT Solutions.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

  Economics & Policy

   On September 29, 2000, the Company sold LECG for $45.0 million, principally in cash and notes receivable to a team of senior LECG professionals in a management buy-out. The agreement provides for other contingent consideration, including up to a $5.0 million deferred sales price payment. No value was given to contingent deferred payments when calculating the gain on disposition. This contingent deferred sales price payment is based on certain employee retention on the first anniversary of the closing date. The Company is currently investigating the amount of any incremental sales price payment.

  Strategic Consulting

   In October 2000, the Company completed a nontaxable exchange of SDG stock for the Company's stock with a then current value of approximately $6.2 million. In addition, the Company received $16.0 million in cash related to this transaction. The assets of Glaze Creek were included in this transaction.

   In June 2000, the Company shut down the operations of Triad International through employee terminations and sold certain Triad International assets to the remaining employees. The purchasers also assumed certain liabilities in connection with this disposition. In consideration for the sale, the Company is eligible to receive up to $4.0 million in contingent deferred payments over four years following the disposition date. No value was given to the contingent deferred payments when calculating the loss on disposition. In 2001, the Company received a total of $0.2 million in contingent deferred payments.

   The Company sold to either management or various interested third parties the operations of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY and completed this process during 2001.

  IT Solutions

   In July 2000, the Company sold GeoData Solutions for $9 million cash, and retained all accounts receivable, which had an estimated realizable value of approximately $4.1 million at July 1, 2000. There are no Geodata receivable amounts outstanding as of December 31, 2001. The Company shut down the operations of SSC and Dowling Associates during the third quarter of 2000.

   The Economics & Policy, Strategic Consulting and IT Solutions operating segments are accounted for as discontinued operations and, accordingly, amounts in the consolidated financial statements and related notes have been restated to reflect discontinued operations accounting. Summarized results of discontinued businesses are shown separately as discontinued operations in the accompanying consolidated financial statements.

   Certain information with respect to discontinued operations is summarized as follows:

                                                  2000      1999
                                                --------  --------
                                                  (In thousands)
             Revenues:
                Economics & Policy............. $ 60,029  $ 76,489
                Strategic Consulting...........   35,288    65,836
                IT Solutions...................   15,557    35,878
                                                --------  --------
             Total revenues....................  110,874   178,203
                                                --------  --------
             Loss from discontinued operations.  (13,794)   (5,172)
             Income tax expense (benefit)......   (1,877)    7,293
                                                --------  --------
                    Net loss................... $(11,917) $(12,465)
                                                ========  ========

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Results of discontinued operations for the year ended December 31, 2000 only includes amortization of associated intangible assets through the measurement date of April 30, 2000. The above results include $1.7 million of net loss (excluding amortization expenses) for the period May 1, 2000 through disposition dates.

   The loss on dispositions for the year ended December 31, 2000 includes the following (in thousands):

Book value of net assets in excess of proceeds, including intangible assets of
  $162,346.................................................................... $138,181
   Net pre-tax loss on discontinued operations for the period May 1, 2000
     through the expected disposition dates...................................    3,597
   Expenses associated with asset disposals (including $5,861 in severance-
     related expenses)........................................................    8,407
                                                                               --------
   Pre-tax loss on dispositions...............................................  150,185
   Income tax provision.......................................................    4,818
                                                                               --------
   Loss on dispositions....................................................... $155,003
                                                                               ========

9.  RESTRUCTURING COSTS AND MERGER-RELATED COSTS (CREDITS)

   In May 2000, the Company implemented a plan to restructure its operations. The restructuring of the Company's operations included streamlining its administrative staff, facility closings and space reduction. Accordingly, the Company recorded restructuring costs of $10.2 million for the year ended December 31, 2000. The Company offered involuntary severance packages to approximately 140 consulting, executive and administrative employees in its continuing operations. The Company recorded $ 6.0 million in severance-related costs associated with these reductions in force. The Company also recorded $4.2 million of expense associated with facility closings, space reduction and office consolidation. Most of the plan has been completed. However, due to current real estate market conditions in certain areas, the Company has not been able to sublease its remaining lease obligations of subjected facility closings. Based on the changes in market conditions, the Company has reevaluated the length of time and additional costs it expects to incur to secure tenants for these lease obligations. During the year ended December 31, 2001, the Company recorded additional charges of $1.9 million related to these facilities.

   In 1999, the Company recorded $0.2 million of expense for employee separations associated with the consolidation of certain accounting and human resources functions. As of December 31, 1999, the Company reviewed the merger-related accruals and determined that certain amounts previously accrued were no longer necessary given subsequent acquisition activity and changes in the Company's organizational structure. The results of operations for 1999 reflect a benefit of $1.1 million for the reversal of the previously accrued amounts. During 1999, the Company increased the accrual for restructuring charges and merger-related costs by $3.0 million related to the 1999 acquisitions, which were accounted for under the purchase method of accounting for business combinations. These costs were reflected as purchase price adjustments and, as such, increased the amount of goodwill. The restructuring charges and merger-related costs were determined based on formal plans approved by the Company's management using the best information available at the time. The amounts the Company may ultimately incur may change as the balance of the Company's restructuring plan is executed.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The activity affecting the accrual for restructuring charges and merger-related costs during 2001, 2000, and 1999 is as follows:

                                            Transaction Facilities Workforce  Other
                                               costs     closings  reductions costs   Total
                                            ----------- ---------- ---------- -----  -------
                                                         (amounts in thousands)
Balance at December 31, 1998...............   $ 3,204    $ 3,361     $    --  $(115) $ 6,450
Year ended December 31, 1999:
   Charges to operations...................        --         --         245     --      245
   Changes in estimates....................      (680)      (540)         --     94   (1,126)
   Purchase price adjustments..............     2,425        350         255     --    3,030
   Utilized................................    (4,803)      (232)       (879)    --   (5,914)
   Reclassified to discontinued operations.      (146)      (115)        915     21      675
                                              -------    -------    --------  -----  -------
Balance at December 31, 1999...............   $    --    $ 2,824     $   536  $  --  $ 3,360
Year ended December 31, 2000:
   Charges to operations...................        --      4,259       5,970     --   10,229
   Utilized................................               (2,275)     (5,461)    --   (7,736)
   Reclassified............................               (1,312)         --     --   (1,312)
                                              -------    -------    --------  -----  -------
Balance at December 31, 2000...............   $    --    $ 3,496     $ 1,045  $  --  $ 4,541
Year ended December 31, 2001:
   Charges to operations...................        --      1,900          --     --    1,900
   Utilized................................               (1,671)       (887)    --   (2,558)
   Reclassified............................                  158        (158)    --       --
                                              -------    -------    --------  -----  -------
Balance at December 31, 2001...............   $    --    $ 3,883     $    --  $  --  $ 3,883
                                              =======    =======    ========  =====  =======

10.  EMPLOYEE BENEFIT PLANS

   The Company maintained profit sharing and savings plans for several operating subsidiaries through December 31, 2001. Eligible employees may contribute a portion of their compensation to their respective operating subsidiary's plan. In February 2000, the Company amended the profit sharing and savings plans of all operating subsidiaries to provide employer matching contributions for all participants. The Company matches in an amount equal to 100% of the employees' current contributions, up to a maximum of 3% of the employees' total eligible compensation and limited to $5,100 per participant.

   The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company's contributions to the various plans were $2.4 million, $2.3 million, and $1.9 million in the years ended December 31, 2001, 2000, and 1999, respectively.

11.  SHORT- AND LONG-TERM DEBT

   The Company maintains a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank that expires on May 31, 2003. The line of credit bears interest at prime or LIBOR, plus 1.0%. Under the agreement, the Company may borrow a maximum amount of up to 85% of eligible accounts receivable. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization.

   The Company was in compliance with the terms of agreement as of December 31, 2001 and December 31, 2000. The Company did not have a balance outstanding under the agreement at December 31, 2001 and December 31, 2000.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   At December 31, 2001, the Company had letters of credit of $7.7 million outstanding, compared to $2.0 million outstanding as of December 31, 2000. The increase in relates to the Barba-Arkhon notes payable (See Note 3, Acquisitions) and the litigation settlement obligation (See Note 16, Litigation and Settlements). The remaining letters of credit are to secure various leased office space the Company occupies. The letters of credit expire at various dates through August 2003.

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

   Future minimum annual lease payments (shown in thousands) for the years subsequent to 2001 and in the aggregate are as follows:

                        Year ending December 31, Amount
                        ------------------------ -------
                               2002............. $ 9,712
                               2003.............   7,947
                               2004.............   6,683
                               2005.............   5,977
                               2006.............   5,705
                               Thereafter.......  14,524
                                                 -------
                                                 $50,548
                                                 =======

   In addition, the Company has other lease commitments for the years subsequent to 2001 and in the aggregate totaling $19.0 million. As part of the restructuring plan, the Company decided to terminate or sublease such leases and has reserved for the associated costs within the facilities closings reserve. See Note 9 "Restructuring Costs and Merger-related Costs (Credits)."

   Rent expense for operating leases were $12.1 million, $11.3 million and $8.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

13.  INCOME TAX EXPENSE (BENEFIT)

   Income tax expense (benefit), shown in thousands, consists of the following:


                                                                      For the year ended
                                                                         December 31,
                                                                  -------------------------
                                                                   2001     2000     1999
                                                                  -------  -------  -------
Federal:
   Current....................................................... $(1,941) $(1,901) $ 5,373
   Deferred......................................................    (949)  (4,075)  (5,681)
                                                                  -------  -------  -------
       Total.....................................................  (2,890)  (5,976)    (308)
                                                                  -------  -------  -------
State:
   Current.......................................................    (308)      82    2,872
   Deferred......................................................     (48)    (944)  (1,316)
                                                                  -------  -------  -------
       Total.....................................................    (356)    (862)   1,556
                                                                  -------  -------  -------
Foreign..........................................................     962      644      286
                                                                  -------  -------  -------
   Total federal, state and foreign income tax expense (benefit). $(2,284) $(6,194) $ 1,534
                                                                  =======  =======  =======

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income (loss) from continuing operations before income taxes as follows:

                                                                  For the year ended
                                                                     December 31,
                                                                 -------------------
                                                                 2001   2000   1999
                                                                 -----  ----  ------
Federal tax expense at statutory rate...........................  35.0% 35.0%   35.0%
State tax at statutory rate, net of federal tax benefits........   5.6   4.2   (17.9)
Foreign taxes...................................................  (0.8)  0.2     0.2
Effect of nontaxable interest and dividends.....................   2.9   0.4    90.1
Effect of non-deductible merger-related costs...................    --    --   (34.7)
Effect of non-deductible amortization........................... (12.7) (4.7)  (29.8)
Effect of non-deductible stock compensation expense.............  (0.8) (0.8) (216.5)
Effect of employee stock purchase plan disqualifying disposition   0.5    --      --
Effect of restricted stock vesting..............................   3.2    --      --
Effect of non-deductible meals and entertainment expense........  (2.8) (2.1)  (72.0)
Effect of other non-deductible expenses.........................    --  (2.1)   (0.9)
                                                                 -----  ----  ------
                                                                  30.1% 30.1% (246.5)%
                                                                 =====  ====  ======

   The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $0.08 million, $0.02 million and $4.9 million in 2001, 2000 and 1999, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

   Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effect of these differences (shown in thousands) are as follows:

                                                                                December 31,
                                                                               --------------
                                                                                2001    2000
                                                                               ------  ------
Deferred tax assets attributable to:
   State income taxes......................................................... $ (497) $ (480)
   Allowance for uncollectible receivables....................................  2,644   2,022
   Restructuring costs........................................................    974   1,707
   Former officers' notes.....................................................  1,414   1,393
   Insurance related costs....................................................    440     440
   Depreciation and amortization..............................................    866   3,718
   Compensation expense.......................................................     --     691
   Litigation settlement......................................................    680      --
   Acquisition costs..........................................................  1,186      --
   AMT and foreign tax credits................................................    774      --
   Other......................................................................     25      42
                                                                               ------  ------
Total deferred tax assets.....................................................  8,506   9,533
                                                                               ------  ------
Deferred tax liabilities attributable to:
   Adjustment resulting from changes in the method of accounting used for tax
     purposes.................................................................    445   2,176
   Other......................................................................      5     298
                                                                               ------  ------
Deferred tax liabilities......................................................    450   2,474
                                                                               ------  ------
Net deferred tax assets....................................................... $8,056  $7,059
                                                                               ======  ======

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

   The Company has not recorded a valuation allowance as it believes it is more likely than not that the net deferred tax asset is recoverable from future results of operations.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

  2001 Non-Cash Transactions

   As of December 31, 2001, the Company recorded goodwill and contingent earnout liabilities of $2.1 million for certain revenue and gross margin targets met under the provisions of the PENTA purchase agreement. The Company issued $3.0 million in notes payable to supplement the financing of the Barba-Arkhon acquisition. The Company entered into a commitment for a deferred cash payment of $0.6 million related to the purchase price in the Chamber acquisition. (See Note 3, "Acquisitions"). The Company financed the purchase of new computer equipment and incurred $0.7 million of capital lease obligations. The Company recorded $2.8 million for deferred compensation related to restricted stock.

  2000 Non-Cash Transactions

   As of December 31, 2000, the Company recorded goodwill and contingent earnout liabilities of $2.0 million for certain revenue and gross margin targets met under the provisions of the PENTA purchase agreement. In October 2000, the Company exchanged SDG stock for 1.6 million shares of the Company's stock, valued at $6.2 million, in conjunction with the sale of SDG (see Note 8, "Discontinued Operations").

  Other Information

   Total interest paid during the years ended December 31, 2001, 2000 and 1999 was $0.4 million, $0.7 million and $0.4 million, respectively. Total income taxes paid during the years ended December 31, 2001, 2000 and 1999 were $3.3 million, $6.2 million and $27.6 million, respectively.

15.  RELATED PARTY TRANSACTIONS

   As previously disclosed, in April 1999 Mr. Cain and Mr. Demirjian, respectively the Company's Chief Administrative Officer and the Company's General Counsel at that time, each borrowed $425,063 from the Company to exercise 18,750 options at an exercise price of $22.67 per share. The notes which evidence these borrowings were full recourse, were due on or before the third anniversary date and bore interest at a rate equal to 5.75%, payable annually. The notes were accompanied by pledge agreements which pledged the exercised option shares as collateral security for repayment of the notes. In late August 1999, Mr. Cain, Mr. Demirjian, and Mr. Kingsbury, the Company's Chief Financial Officer at that time, borrowed $2.625 million, $2.625 million and $1.75 million, respectively, from the Company, related to their purchases of 75,000, 75,000 and 50,000 shares, respectively, of the Company's common stock from third parties at $35.00 per share. The notes which evidenced these borrowings were full recourse, were due on or before the third anniversary date, and bore interest at a rate of 5.75%, payable annually. These notes were accompanied by pledge agreements which pledged the shares as collateral security for repayment of the notes. The Company is pursuing collection of approximately $4.0 million from Messrs. Cain and Demirjian. The remainder of the indebtedness has been cancelled.

   Mr. Thompson, one of the Company's directors, is Chairman of the law firm of Winston & Strawn. Winston & Strawn has provided legal representation for Company in the past and may provide the Company services in the future. Total payments related to services rendered were $0.2 million, $1.1 million, and $0.6 million in 2001, 2000 and 1999, respectively.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

16.  LITIGATION AND SETTLEMENTS

   As previously disclosed, in 2000 the Company and its insurers agreed to settle for $23.0 million 21 consolidated securities law class actions (the "Consolidated Class Actions"). In 2001, this settlement was approved by the federal district court and upheld on procedural grounds by the court of appeals. One objector filed a petition for certiorari with the U.S. Supreme Court. Also as previously disclosed, in 2001, the Company agreed to settle certain litigation against one of its insurers, relating to the Consolidated Class Actions. Pursuant to this settlement, the insurer has paid into escrow $4.0 million, which will be shared by the Company and the class on a 50/50 basis, net of the Company's costs. Distribution of all settlement funds to the class awaits resolution of appeals.

   As previously disclosed, in 2000 the Company was served with another purported shareholder class action complaint containing factual allegations very similar to the factual allegations in the Consolidated Class Actions, except that the action sought to extend the end of the class period approved in the Consolidated Class Actions. This action was subsequently transferred to the federal court hearing the Consolidated Class Actions, but was not consolidated therewith. In February 2002 the district court granted the Company's motion to dismiss. The plaintiff has appealed this judgment.

   As previously disclosed, in 2001 the Company agreed to settle certain previously disclosed litigation that had been brought against the Company and Mr. Maher, its former Chief Executive Officer. The plaintiffs were former principal shareholders and former officers of a former subsidiary, who opted out of the Consolidated Class Actions. Pursuant to the settlement agreement, the Company made an initial payment to the plaintiffs of $3.0 million in 2001 and will make a second payment of $2.0 million in July 2002. The Company is seeking to recover a portion of these settlement costs from its insurer, plus legal costs, although the insurer is asserting certain policy defenses.

   As previously disclosed, in 2000 the Company and two former officers were named as defendants in a complaint filed in California state court by a former employee and shareholder who subsequently opted out of the Consolidated Class Actions. The plaintiff seeks compensatory and punitive damages as well as other relief. In February 2002 the Company removed this case to federal court. The Company is vigorously defending this action.

   As previously disclosed, in 2001 the Company was informed that the SEC had initiated a private investigation, as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company is cooperating fully with the SEC.

   As previously disclosed, in 2000 the Company was served with a lawsuit filed in state court by two former officers. The lawsuit names as defendants the Company, three of its directors, its auditors, and one of its law firms. The lawsuit seeks compensatory and punitive damages from defendants based on various legal theories. The defendants have filed motions to dismiss all claims. The parties have fully briefed the issues, and the court has taken the matter under advisement.

   In addition, from time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

   Under date of February 15, 2002, we reported on the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001, as contained in the 2001 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

   In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /S/  KPMG LLP

Chicago, Illinois
February 15, 2002

                                  SCHEDULE II

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 2001, 2000 and 1999
                            (amounts in thousands)

                                    Balance at Charged                 Balance
                                    beginning     to                  at end of
Description                          of year   expenses Deductions(1)   year
-----------                         ---------- -------- ------------- ---------
Year ended December 31, 2001
   Allowance for doubtful accounts.  $ 9,521   $ 5,604    $ (5,177)    $ 9,948
Year ended December 31, 2000
   Allowance for doubtful accounts.  $16,330   $ 4,900    $(11,709)    $ 9,521
Year ended December 31, 1999
   Allowance for doubtful accounts.  $ 8,126   $14,900    $ (6,696)    $16,330

--------
(1) Represents write-offs of bad debts. In 2000, $5.1 million relates to write-offs of allowance attributed to divestitures.