Form 10-Q
period 2002-03-31
NAVIGANT CONSULTING INC
filed 2002-05-10
CIK 1019737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

       (Mark One)
          [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  As of and for the quarterly period ended March 31, 2002

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of May 10, 2002, 39.0 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NAVIGANT CONSULTING, INC.
                          PERIOD ENDED MARCH 31, 2002
                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I--FINANCIAL INFORMATION
   Item 1.  Financial Statements.........................................................................   3
            Notes to Unaudited Consolidated Financial Statements.........................................   6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  11
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  15

PART II--OTHER INFORMATION
   Item 1.  Legal Proceedings............................................................................  16
   Item 4.  Submission of Matters to a Vote..............................................................  16
   Item 6.  Exhibits and Reports on Form 8-K.............................................................  16
SIGNATURES...............................................................................................  17

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      March 31,  December 31,
                        ASSETS                          2002         2001
                        ------                       ----------- ------------
                                                     (Unaudited)
   Current assets:
      Cash and cash equivalents.....................  $  24,432   $  35,950
      Accounts receivable, net......................     56,699      52,412
      Prepaid expenses and other current assets.....      7,232       4,804
      Deferred income taxes.........................      5,611       5,611
                                                      ---------   ---------
          Total current assets......................     93,974      98,777
   Property and equipment, net......................     19,773      20,648
   Goodwill and intangible assets, net..............     35,125      35,455
   Deferred income taxes............................      2,445       2,445
   Other assets.....................................      1,426       1,501
                                                      ---------   ---------
          Total assets..............................  $ 152,743   $ 158,826
                                                      =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
   Current liabilities:
      Accounts payable and accrued liabilities......  $  14,640   $  13,779
      Accrued compensation related costs............      6,273      14,798
      Income taxes payable..........................      8,685       8,191
      Other current liabilities.....................      7,679       8,453
                                                      ---------   ---------
          Total current liabilities.................     37,277      45,221
   Other non-current liabilities....................         --       1,500
                                                      ---------   ---------
          Total liabilities.........................     37,277      46,721
   Stockholders' equity:
      Preferred stock...............................         --          --
      Common stock..................................         45          44
      Additional paid-in capital....................    355,141     353,234
      Deferred compensation--restricted stock.......     (3,814)     (4,504)
      Treasury stock................................    (68,463)    (67,394)
      Accumulated deficit...........................   (167,386)   (169,214)
      Accumulated other comprehensive loss..........        (57)        (61)
                                                      ---------   ---------
          Total stockholders' equity................    115,466     112,105
                                                      ---------   ---------
          Total liabilities and stockholders' equity  $ 152,743   $ 158,826
                                                      =========   =========


  See accompanying notes to the unaudited consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            Three months ended
                                                                March 31,
                                                            -----------------
                                                             2002      2001
                                                            -------  --------
     Financial & Claims Consulting revenues.............    $45,326   $35,732
     Energy & Water Consulting revenues.................     15,244    18,170
                                -                           -------  --------
         Core revenues..............................         60,570    53,902
     Incremental revenues...............................         --     8,975
                                -                           -------  --------
  Revenues.................................................  60,570    62,877
     Consulting services expense........................     39,075    39,533
     VSRP cash compensation expense--consultants........         --     4,402
     Stock-based compensation expense--consultants (note 7)   1,456     1,866
                                                            -------  --------

  Gross margin.............................................  20,039    17,076
     General and administrative expenses................     14,374    14,001
     Depreciation expense...............................      1,791     1,577
     Amortization expense (notes 5 and 6)...............        338     1,270
     VSRP cash compensation expense--other..............         --       350
     Stock-based compensation expense--other (note 7)...        486       552
                                                            -------  --------
  Operating income.........................................   3,050      (674)
     Other income (loss), net...........................        (28)      463
                                                            -------  --------
  Income (loss) before income taxes........................   3,022      (211)
     Income tax expense.................................      1,194       437
                                                            -------  --------
     Net income (loss)..................................    $ 1,828   $  (648)
                                                            =======  ========

  Basic net income (loss) per share........................ $  0.05  ($  0.02)
  Shares used in computing basic income (loss) per share...  38,723    38,441

  Diluted net income (loss) per share...................... $  0.04  ($  0.02)
  Shares used in computing diluted income (loss) per share.  40,905    38,441

  Other comprehensive income (loss):
     Foreign currency translation adjustment............    $    60   $   (70)
     Unrealized holding loss............................    $   (56)  $    --
                                                            -------  --------
     Comprehensive income (loss)........................    $ 1,832   $  (718)


  See accompanying notes to the unaudited consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                         ------------------
                                                                                           2002      2001
                                                                                         --------  --------
Cash flows from operating activities:
   Net income (loss).................................................................... $  1,828  $   (648)
   Adjustments to reconcile net income (loss) to net cash used in operating activities, net of acquisitions:
       Depreciation expense.............................................................    1,791     1,514
       Amortization expense.............................................................      338     1,270
       Stock-based compensation expense.................................................    1,943     2,394
       Deferred income taxes............................................................       --      (225)
       Changes in assets and liabilities:
          Accounts receivable...........................................................   (4,288)     (609)
          Prepaid expenses and other current assets.....................................   (2,521)   (1,681)
          Accounts payable and accrued liabilities......................................      861    (6,899)
          Accrued compensation related costs............................................   (8,525)   (3,435)
          Income taxes..................................................................      532     2,455
          Other current liabilities.....................................................    1,176    (1,972)
                                                                                         --------  --------
Net cash used in operating activities...................................................   (6,865)   (7,836)

Cash flows from investing activities:
   Purchases of property and equipment..................................................     (855)   (1,518)
   Acquisition of business..............................................................       --    (5,300)
   Payment of contingent acquistion liabilities.........................................   (2,146)   (1,980)
   Payment of note payable related to acquisition.......................................   (1,500)       --
   Other, net...........................................................................       66      (220)
                                                                                         --------  --------
Net cash used in investing activities...................................................   (4,435)   (9,018)

Cash flows from financing activities:
   Issuance of common stock.............................................................      893       362
   Stock repurchases....................................................................   (1,111)   (2,186)
                                                                                         --------  --------
Net cash used in financing activities...................................................     (218)   (1,824)
                                                                                         --------  --------
Net decrease in cash and cash equivalents...............................................  (11,518)  (18,678)
Cash and cash equivalents at beginning of the period....................................   35,950    48,798
                                                                                         --------  --------
Cash and cash equivalents at end of the period.......................................... $ 24,432  $ 30,120
                                                                                         ========  ========


  See accompanying notes to the unaudited consolidated financial statements.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for these interim periods.

   The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

   These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2001 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 11, 2002.

   "Navigant" is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant
International, Inc. and the Company's use of "Navigant" is made under license from Navigant International, Inc.

Note 2. Basic and Diluted Shares

   The components of the weighted-average basic and diluted shares (shown in thousands) were as follows:

                                                     Three months ended
                                                         March 31,
                                                     ------------------
                                                       2002      2001
                                                     ------    ------
        Basic shares outstanding.................... 38,723    38,441
        Employee stock options and restricted shares  2,182        --
                                                     ------    ------
        Diluted shares outstanding.................. 40,905    38,441
                                                     ======    ======

   In January 2001, the Company issued 1.9 million restricted shares. As of March 31, 2002, 1.2 million restricted shares were outstanding. These restricted shares have voting rights but are not vested and, accordingly, are excluded from the basic earnings per share calculation until vesting occurs.

   For the three months ended March 31, 2001, the weighted-average effect of employee stock options and restricted shares were 2.9 million. However, the Company incurred a net loss in that period; therefore, those options were excluded from the calculation of diluted per share amounts.

Note 3. Treasury Stock Repurchases

   In October 2000, the Board of Directors authorized the repurchase of up to
5.0 million shares of the Company's common stock. In the first quarter 2002, the Company repurchased 0.2 million shares for $1.1 million. The Company has repurchased a total of 2.0 million shares for $8.6 million since October 2000.

Note 4. Segment Information

   The Company is comprised of two business segments: Financial & Claims Consulting and Energy & Water Consulting.

   The Financial & Claims consulting business segment is comprised of advisors and consultants who specialize in assisting clients with the financial, economic, accounting and information aspects of its engagements. The business segment provides consulting services such as data management, quality control, business and property valuation, research and analysis, litigation support and expert testimony, bankruptcy and solvency management, outsourcing and claims management and processing.

   The Energy & Water Consulting business segment is comprised of advisors and consultants who provide services to all areas of the energy industry. The business segment provides consulting and transaction support services to the energy, network-based and regulatory industries. These services include, among others, the areas of production, generation, transmission, distribution, and retail supply. The business segment also provides planning and engineering services to the water industry.

   The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between the periods. All intercompany transactions between segments have been eliminated. Information on the Company's continuing operations for the three months ended March 31, 2002 and 2001 have been summarized as follows (shown in thousands):

                                                             For the three months
                                                               ended March 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
Revenues:
   Financial & Claims Consulting............................ $45,326     $35,732
   Energy & Water Consulting................................  15,244      18,170
   Energy & Water Consulting--Incremental revenues..........      --       8,975
                                                             -------     -------
       Combined segment revenues............................ $60,570     $62,877
                                                             =======     =======
Operating profit (loss):
   Financial & Claims Consulting............................ $ 7,866     $ 5,042
   Energy & Water Consulting................................    (745)      5,884
                                                             -------     -------
       Combined segment operating profit.................... $ 7,121     $10,926
                                                             =======     =======

Operating Profit and Statement of Operations reconciliation:

Unallocated:
   Other non-recurring general and administrative expenses..      --         380
   Acquisition-related compensation expense.................      --       1,203
   VSRP cash compensation expense...........................      --       4,752
   Depreciation expense.....................................   1,791       1,577
   Amortization expense.....................................     338       1,270
   Stock-based compensation expense.........................   1,942       2,418
   Other expense (income)...................................      28        (463)
                                                             -------     -------
       Sub-total............................................   4,099      11,137
                                                             -------     -------
Income (loss) before income tax expense.....................   3,022     $  (211)
                                                             =======     =======

   The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

   Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating segments on the basis of consulting fee revenues.

   VSRP cash compensation expense, acquisition-related compensation expense, stock-based compensation expense and other non-recurring expenses which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and included in the costs not allocated to segments, for comparative purposes.

Note 5. Goodwill and Intangible Assets:

   In accordance with SFAS 142, the Company tested for impairment the goodwill assigned to each reporting unit. Any impairment loss is to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company used the discounted cash flow valuation method to test for impairment. The Company concluded there was no indication of goodwill impairment for either of the two reporting units. If indicators of impairment are deemed to be present after the date of adoption, and future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss would be charged to expense in the period identified.

   Goodwill and other intangible assets consisted of (shown in thousands):

                                                 March 31, December 31,
                                                   2002        2001
                                                 --------- ------------
         Goodwill...............................  $36,766    $36,758
         Less--accumulated amortization.........   (5,425)    (5,425)
                                                  -------    -------
            Goodwill, net.......................   31,341     31,333

         Intangible assets:
         Customer lists.........................    4,470      4,470
         Non-compete agreements.................    5,200      5,200
                                                  -------    -------
                                                    9,670      9,670
         Less: accumulated amortization.........   (5,886)    (5,548)
                                                  -------    -------
            Intangible assets, net..............    3,784      4,122
                                                  -------    -------
            Goodwill and intangible assets, net.  $35,125    $35,455
                                                  =======    =======

   The carrying balances of goodwill and intangible assets by reporting segments as of March 31, 2002 are as follows (shown in thousands):

                                                  Intangible
                                         Goodwill   Assets    Total
                                         -------- ---------- -------
           Financial & Claims Consulting $30,631    $3,658   $34,289
           Energy & Water Consulting.... $   710    $  126   $   836
                                         -------    ------   -------
           Total........................ $31,341    $3,784   $35,125
                                         =======    ======   =======

   The Company made certain reclassifications of balances between goodwill and intangible assets. In accordance with SFAS 141, the Company reclassified the employee workforce account from intangible assets to goodwill. Previously, the Company amortized goodwill and intangible assets at a composite rate of seven years. The Company recalculated the accumulated amortization of goodwill and intangible assets using the specific amortization rates per class. Accordingly, the Company reclassified the respective accumulated amortization balances at December 31, 2001 for goodwill and intangible assets.

   The Company reviewed the intangible assets' net book values and estimated useful lives by class. As of March 31, 2002, there was no impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives. The weighted-average remaining lives of customer lists and non-compete agreements are approximately three and two years, respectively.

   Total amortization expense for the three months ended March 31, 2002 was $0.3 million. Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2001 based on intangible assets at March 31, 2002 (shown in thousands):

                        Year ending December 31, Amount
                        ------------------------ ------
                               2002............. $1,684
                               2003.............  1,491
                               2004.............    291
                               2005.............    263
                               2006.............    263
                               Thereafter.......    131
                                                 ------
                                                 $4,123
                                                 ======

Note 6. Pro forma Disclosure

   As of January 1, 2002, the Company in accordance with SFAS 142 ceased the amortization of goodwill. The following unaudited pro forma financial information presents the combined results of operations for the three months ended March 31, 2001 and 2002.

                                                        Three months ended
                                                            March 31,
                                                        -----------------
      (In thousands, except earnings per share amounts)   2002      2001
      -------------------------------------------------  ------    ------
               Net income (loss)....................... $1,828    $ (648)
               Add back: Goodwill amortization.........     --    $  539
                                                         ------    ------
               Adjusted net income (loss).............. $1,828    $ (109)
                                                         ======    ======
               Diluted earnings per share:
               Net income (loss)....................... $ 0.04    $(0.02)
               Goodwill amortization................... $ 0.00    $ 0.02
                                                         ------    ------
               Adjusted net income..................... $ 0.04    $ 0.00
                                                         ======    ======
               Basic earnings per share:
               Net income (loss)....................... $ 0.05    $(0.02)
               Goodwill amortization................... $ 0.00    $ 0.02
                                                         ------    ------
               Adjusted net income..................... $ 0.05    $ 0.00
                                                         ======    ======

Note 7. Stock-based Compensation Expense

   Stock-based compensation expense related to Value Sharing Retention Program ("VSRP") stock options, exchanged stock options, restricted shares and stock appreciation rights awarded to the Company's employees. As of March 31, 2002, the Company had 9.0 million stock options and restricted shares outstanding. Of the stock options outstanding, 1.7 million stock options are subject to variable accounting and stock-based compensation expense has been recorded accordingly. Stock-based compensation expense is recorded, on a cumulative basis, for the increase in the Company's stock price above the grant or exercise prices of the associated awards. The Company's stock price was $6.48 as of March 31, 2002, compared to $5.50 at December 31, 2001 and, accordingly, the Company recorded stock-based compensation expense related to this increase in stock price from period to period.

   For the three months ended March 31, 2002, the Company recorded total stock-based compensation of $1.9 million, of which $1.5 million related to consultants. For the three months ended March 31, 2001, the Company recorded total stock-based compensation expense of $2.4 million, of which $1.9 million related to consultants, based on a stock-price of $6.66 at March 31, 2001 and then-outstanding 2.1 million stock options subject to variable accounting. Included in each of the periods is $0.7 million of stock-based compensation expense for restricted shares that has been recorded on a straight-line basis over the vesting term.

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

   The components of accounts receivable were as follows (shown in thousands):

                                               March 31, December 31,
                                                 2002        2001
                                               --------- ------------
          Billed amounts...................... $ 41,611    $41,814
          Engagements in process..............   25,092     20,546
          Allowance for uncollectible accounts  (10,004)    (9,948)
                                               --------    -------
                                               $ 56,699    $52,412
                                               ========    =======

   Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

Accounts Payable and Accrued Liabilities:

   The components of accounts payable and accrued liabilities were as follows (shown in thousands):

                                             March 31, Dec. 31,
                                               2002      2001
                                             --------- --------
                 Accounts payable...........  $ 5,690  $ 4,334
                 Accrued liabilities........    3,570    3,562
                 Litigation settlement......    2,000    2,000
                 Accrued restructuring costs    3,380    3,883
                                              -------  -------
                                              $14,640  $13,779
                                              =======  =======

   The litigation settlement of $2.0 million at March 31, 2002 and December 31, 2001 relates to the second annual installment of the Geo Data litigation settlement and is due July 2002.

   The activity affecting the accrued restructuring costs for the three months ended March 31, 2002 consisted of $0.5 million utilized for facility closing costs. The costs the Company may ultimately incur may change as the remainder of the Company's restructuring plan is executed. The Company periodically reviews the accrued restructuring costs account to determine if the accrual is sufficient to cover the remaining costs of executing its restructuring plan. Based on the information available at March 31, 2002, the restructuring accrual is sufficient.

Note 9. Supplemental Consolidated Cash Flow Information

   Total interest paid during the three months ended March 31, 2002 and 2001 was $0.07 million and $0.03 million, respectively. Total income taxes paid during three months ended March 31, 2002 and 2001 were $1.0 million and $1.5 million, respectively. Total income tax refunds during the three months ended March 31, 2002 and 2001 were $0.5 million and $3.7 million, respectively.

   During the first quarter of 2001, the Company issued $3.0 million in notes payable in the Barba-Arkhon acquisition.

   For the three months ended March 31, 2002 and March 31, 2001, the Company recorded, in each period, $0.7 million for deferred compensation related to restricted stock.

Item 2.

                  NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Continuing Operations

   The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                           Three months
                                                          ended March 31,
                                                          -------------
                                                           2002   2001
                                                          -----   -----
        Revenues......................................... 100.0%  100.0%
           Consulting services expense...................  64.5    62.9
           VSRP cash compensation expense - consultants..   0.0     7.0
           Stock-based compensation expense--consultants.   2.4     3.0
                                                          -----   -----
        Gross margin.....................................  33.1    27.1
           General and administrative expenses...........  23.7    22.3
           Depreciation expense..........................   3.0     2.5
           Amortization expense..........................   0.6     2.0
           VSRP cash compensation expense - other........   0.0     0.6
           Stock-based compensation expense--other.......   0.8     0.9
                                                          -----   -----
        Operating income (loss)..........................   5.0    (1.2)
           Other income, net.............................   0.0     0.7
                                                          -----   -----
        Income(loss) before income taxes.................   5.0    (0.5)
           Income tax expense............................   2.0     0.7
                                                          -----   -----
        Net income (loss)................................   3.0%   (1.2)%
                                                          =====   =====

2002 Compared to 2001--For the three month period ended March 31.

   Revenues. Revenues are primarily a function of billable hours and consultant headcount. Revenues decreased $2.3 million, or 3.7%, to $60.6 million in 2002, from $62.9 million in 2001. The revenues earned in the first quarter of 2001 included $9.0 million of incremental revenues. The Company did not have any incremental revenues, commonly referred to as "success fees", during the first quarter 2002. Excluding these incremental amounts, revenues increased $6.7 million, or 12.4%, from $53.9 million. The increase in the revenues is primarily attributed to an increase in billable hours and the 11% headcount increase in the consulting staff. The Company has increased its employee base from a combination of new hires and business acquisitions. The average employee utilization percentage and bill rates for the first quarter 2002 and 2001 were generally comparable.

   Consulting Services Expense. Consulting services expense includes consultant wages and benefits, direct project-related expenses and client development expenses. Consulting services expense decreased $0.4 million, or 1.0%, to $39.1 million in 2002, from $39.5 million in 2001. The first quarter 2001 expense had certain charges that are not present in the first quarter 2002, including $1.2 million of acquisition compensation expense related to the employment provisions of the Barrington purchase agreement, and $2.3 million in costs associated with generating incremental fee revenues. When excluding those charges for comparative purposes, consulting services expense for the first quarter 2002 increased $3.1 million, or 8.6%, to $39.1 million, from $36.0 million, adjusted for those charges. The increase in consulting services expense is primarily attributed to the increase in headcount.

   VSRP Cash Compensation Expense--Consultants. VSRP ("Value Sharing Retention Program") cash compensation expense is the cash compensation component of the Value Sharing Retention Program. The cash compensation portion of Value Sharing Retention Program was a one-year term that commenced in September 2000 and ended in September 2001. The compensation expense was recorded on a straight-line basis over the term. VSRP cash compensation expense for the first quarter 2001 was $4.4 million.

   Stock-based Compensation Expense--Consultants. Stock-based compensation expense - consultants includes non-cash compensation expense related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. Stock-based compensation expense is recorded, on a cumulative basis, for the increase in the Company's stock price above the grant or exercise prices of the associated awards. The Company's stock price was $6.48 as of March 31, 2002, compared to $5.50 at December 31, 2001 and, accordingly, the Company recorded stock-based compensation expense related to this increase in stock price from period to period. For the three months ended March 31, 2002, the Company recorded stock-based compensation of $1.5 million related to consultants. For the three months ended March 31, 2001, the Company recorded stock-based compensation expense of $1.9 million related to consultants based on a stock-price of $6.66 at March 31, 2001 and the then-outstanding options subject to variable accounting. Included in each of the periods is $0.7 million of stock-based compensation expense for restricted shares that have been recorded on a straight-line basis over the vesting term.

   General and Administrative Expenses. General and administrative expenses include corporate management and administrative wages and benefits, facility-related costs, bad debt provisions, corporate professional fees, and all other corporate and business support costs. General and administrative expenses increased $0.4 million, or 2.7%, to $14.4 million for the three months ended March 31, 2002, from $14.0 million for the same three-month period in 2001. The net increase relate to increases in expenses for facility-related costs and bad debt provisions, which have been partially offset by a decrease in certain professional services expenses.

   Depreciation Expense. For the three months ended March 31, 2002, depreciation expense was $1.8 million, compared to $1.6 million for the first quarter 2001, an increase of $0.2 million, or 13.6%. The increase in depreciation expense is primarily attributed to depreciation recorded on new capital purchases since March 31, 2001.

   Amortization Expense. For the three months ended March 31, 2002, amortization expense was $0.3 million compared to $1.3 million for the first quarter of 2001, a decrease of $1.0 million. The Company adopted SFAS 142 in the first quarter 2002. In accordance with SFAS 142, goodwill is no longer subject to amortization but is subject to annual impairment testing. The decrease in amortization expense relates to not having any goodwill amortization for the first quarter 2002.

   Other Expense (Income). Other expense (income) includes the net of interest income, interest expense and other non-operating income and expenses. The Company had a lower average cash balance and more interest bearing obligations during the first quarter 2002 compared to the first quarter 2001.

   Income Tax Expense. Income tax expense increased $0.8 million to $1.2 million for the three months ended March 31, 2002, from $0.4 million in the first quarter 2001. The increase is primarily due to a higher pre-tax taxable income in 2002 than 2001.

Liquidity and Capital Resources

  Summary

   The Company had approximately $24.4 million in cash and cash equivalents at March 31, 2002, compared to $36.0 million at December 31, 2001. The Company's cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with original maturity dates of 90 days or less.

   Working capital, the excess of current assets over current liabilities, at March 31, 2002 was $56.7 million compared to $53.6 million at December 31, 2001. The increase in working capital is primarily related to the increase in accounts receivable.

   The Company calculates accounts receivable days sales outstanding ("DSO") on a gross basis by dividing the accounts receivable balance at the end of the quarter by revenues recognized for the quarter multiplied by 90 days. Calculated as such, DSO was 84 days at March 31, 2002 compared to 81 days at December 31, 2001. The increase in DSO is primarily attributed to a 16% increase in Financial & Claims' first quarter 2002 revenues over fourth quarter 2001 revenues. A portion of this increase in revenues has not been collected yet and, accordingly accounts receivable increased $4.3 million during the quarter.

  Cash Flow

   Net cash used in operating activities was $6.9 million for the quarter ended March 31, 2002. During the first quarter of 2002, the Company distributed accrued compensation amounts of $9.7 million, which was accrued as of December 31, 2001. This was offset by $2.8 million of cash provided from the other operating activities.

   Net cash used in investing activities was $4.4 million, primarily due to acquisition-related transactions. The Company paid $2.1 million obligation related to the PENTA purchase agreement and $1.5 million for the first installment of the notes payable issued with respect to the Barba-Arkhon purchase agreement. In addition, the Company used $0.8 million for capital spending to support an increase in personnel and services.

   Net cash used in financing activities was $0.2 million. The Company used $1.1 million to purchase 0.2 million treasury shares. Also, the Company received net cash and related tax benefits of $0.9 million from transactions related to stock options exercised and stock purchased by employees.

  Debt, Commitments and Capital

   The Company maintains a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank that expires on May 31, 2003. The line of credit bears interest at prime or LIBOR plus 1.0%. Under the agreement, the Company may borrow a maximum amount of up to 85% of eligible accounts receivable. Based on the balances at March 31, 2002, the Company may borrow a maximum amount of up to $30.6 million. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the terms of the agreement as of March 31, 2002 and December 31, 2001. The Company did not have a balance outstanding under the line of credit at March 31, 2002 and December 31, 2001.

   The Company issued a $3.0 million notes payable under the Barba-Arkhon purchase agreement, which is due in two equal annual installments on the anniversaries of the March 1, 2001 acquisition date. The Company paid the first annual installment of $1.5 million on March 1, 2002. The second of the two installments is due on March 1, 2003, and bears interest at a 6% annual percentage rate. The interest is payable on a quarterly basis.

   As of March 31, 2002, the Company had no significant commitments for capital expenditures. In addition, as part of a litigation settlement, the Company has a $2.0 million remaining obligation, plus accrued interest, in July 2002.

   The Company believes that the current cash and cash equivalents, the future cash flows from operations and the $35.0 million line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company may seek additional debt or equity financing, as appropriate. The Company had no plans or intentions for such expenditures as of March 31, 2002.

Critical Accounting Policies

   The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported therein. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  Revenue Recognition Policies

   The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. From time to time, the Company also earns incremental revenues, commonly referred to as "success fees," based on the successful closing of client asset sales. These success fee amounts are generally contingent on a specific event, after which revenue is recognized on the percentage of completion method.

  Accounts Receivable Realizablity Determinations

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio, classified as cash equivalents, and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of March 31, 2002, the Company's investments were primarily limited to fully collateralized, A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2002 than they did in 2001, the Company's interest income would be decreased by $0.1 million on an annualized basis. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at March 31, 2002. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the prime rate or London Interbank Offered Rate (LIBOR), plus 1.0%. Other then the second installment of the Barba-Arkhon notes payable, the Company does not currently have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

   The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time to the Company's consolidated financial statements.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   As previously disclosed, in 2001 the Company agreed to settle an "opt-out" lawsuit called Chandler et al. v. Navigant Consulting, Inc. for payments totaling $5.0 million. The plaintiffs were former principal shareholders and officers of a former subsidiary, who had opted out of the Consolidated Class Actions. Also as previously disclosed, the Company has been seeking to recover from one of its insurers a portion of these settlement payments, plus defense costs, although the insurer has asserted certain policy defenses. In March 2002 the Company and the insurer agreed to settle this claim. Pursuant to this settlement, the insurer paid the Company $1.25 million, subsequent to March 31, 2002. This amount was recorded as a receivable in the Company's other current asset account as of March 31, 2002.

   In addition to the settlement of the Consolidated Class Actions and the other legal proceedings discussed in Item 3 of the Company's most recent Annual Report on SEC Form 10-K, from time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   The 2002 Annual Meeting of Shareholders of the Company was held on April 25, 2002. The Company solicited proxies for the annual meeting pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder. Two nominees, Mr. William M. Goodyear and Ms. Valerie B. Jarret, were elected for a term expiring at the Annual Meeting of Shareholders in 2005. The vote for William M. Goodyear was 31,272,574 shares for and 2,038,068 shares to withhold authority. The vote for Valerie B. Jarrett was 32,937,914 shares for and 372,729 shares to withhold authority.

Item 6. Exhibits and Reports on Form 8-K.

   On January 9, 2002, the Company filed a Current Report on Form 8-K in which the Company announced that the Annual Meeting of Shareholders will be held on April 25, 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAVIGANT CONSULTING, INC.

                                               By:   /s/  WILLIAM M. GOODYEAR
                                                   _____________________________
                                                        William M. Goodyear
                                                   Chairman and Chief Executive
                                                              Officer

                                               By:     /s/  BEN W. PERKS
                                                   _____________________________
                                                           Ben W. Perks
                                                     Executive Vice President
                                                    and Chief Financial Officer
Date: May 10, 2002