Form 10-Q
period 2002-06-30
NAVIGANT CONSULTING INC
filed 2002-08-14
CIK 1019737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


             As of and for the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     As of August 14, 2002, 40.6 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding.

                            NAVIGANT CONSULTING, INC.

                           PERIOD ENDED JUNE 30, 2002

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I--FINANCIAL INFORMATION
  Item 1.  Financial Statements ....................................................................      3
           Notes to Unaudited Consolidated Financial Statements ....................................      7
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...     12
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..............................     18

PART II--OTHER INFORMATION
 Item 1.   Legal Proceedings .......................................................................     19
 Item 4.   Submission of Matters to a Vote .........................................................     19
 Item 6.   Exhibits and Reports on Form 8-K ........................................................     19
SIGNATURES                                                                                               20

"Navigant" is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company's use of "Navigant" is made under license from Navigant International, Inc.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    June 30,  December 31,
                                                                      2002       2001
                                                                 --------------------------
                            ASSETS                               (Unaudited)

Current assets:
        Cash and cash equivalents                                 $  16,561    $  35,950
        Accounts receivable, net                                     57,128       52,412
        Prepaid expenses and other current assets                     5,295        4,804
        Deferred income taxes                                         6,543        5,611
                                                                 -----------------------
                     Total current assets                            85,527       98,777

Property and equipment, net                                          21,441       20,648
Goodwill and intangible assets, net                                  54,299       35,455
Deferred income taxes                                                 3,871        2,445
Other assets                                                          1,416        1,501
                                                                 -----------------------
                     Total assets                                 $ 166,554    $ 158,826
                                                                 =======================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                  $  14,993    $  13,779
        Accrued compensation related costs                           11,578       14,798
        Income taxes payable                                          9,292        8,191
        Other current liabilities                                     6,888        8,453
                                                                 -----------------------
                     Total current liabilities                       42,751       45,221

Other non-current liabilities                                             -        1,500
                                                                 -----------------------
                     Total liabilities                               42,751       46,721

Stockholders' equity:
        Preferred stock                                                   -            -
        Common stock                                                     45           44
        Additional paid-in capital                                  357,405      353,234
        Deferred compensation - restricted stock                     (3,124)      (4,504)
        Treasury stock                                              (64,415)     (67,394)
        Accumulated deficit                                        (166,093)    (169,214)
        Accumulated other comprehensive loss                            (15)         (61)
                                                                 -----------------------
                     Total stockholders' equity                     123,803      112,105
                                                                 -----------------------
                     Total liabilities and stockholders' equity   $ 166,554    $ 158,826
                                                                 =======================


   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            Three months ended June 30,
                                                              2002               2001
                                                            ---------------------------
   Financial & Claims Consulting revenues                   $     42,006     $   35,392
   Energy & Water Consulting revenues                             19,009         21,701
                                                            ---------------------------
       Core revenues                                              61,015         57,093
   Energy & Water Consulting - Incremental revenues                    -            285
                                                            ---------------------------
Total Revenues                                                    61,015         57,378
Cost of Services
   Consulting services expense                                    40,514         36,970
   VSRP cash compensation expense - consultants                        -          4,190
   Stock-based compensation expense - consultants (note 8)         1,005          2,409
                                                            ---------------------------
Total Cost of Services                                            41,519         43,569
                                                            ----------------------------
Gross margin                                                      19,496         13,809
   General and administrative expenses                            14,659         14,446
   Depreciation expense                                            2,047          1,781
   Amortization expense (notes 6 and 7)                              449          1,472
   VSRP cash compensation expense - other                              -            350
   Stock-based compensation expense - other (note 8)                 249            552
   Restructuring costs                                                 -          1,900
   Litigation and settlement provisions                                -          5,700
                                                            ---------------------------
Operating income (loss)                                            2,092        (12,392)
   Other income, net                                                 135            160
                                                            ---------------------------
Income (loss) before income taxes                                  2,227        (12,232)
   Income tax expense (benefit)                                      934         (4,982)
                                                            ---------------------------
   Net income (loss)                                        $      1,293     $   (7,250)
                                                            ===========================

Basic net income (loss) per share:                          $       0.03         ($0.19)
Shares used in computing basic income (loss) per share            39,107         38,218


Diluted net income (loss) per share:                        $       0.03         ($0.19)
Shares used in computing diluted income (loss) per share          41,583         38,218

Other Comprehensive income (loss):
Net income (loss)                                           $      1,293     $   (7,250)

Unrealized holding loss on Securities:
   Unrealized holding loss arising during period                    (52)              -
   Less: reclassification adjustment for gains
    included in net income                                          (100)             -
                                                            ---------------------------
   Total unrealized holding loss                                    (152)             -
   Foreign currency translation adjustment                           194             50
                                                            ---------------------------
Comprehensive income (loss)                                 $      1,335     $   (7,200)
                                                            ===========================

   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                             Six months ended June 30,
                                                              2002             2001
                                                             -------------------------
   Financial & Claims Consulting revenues                    $  87,332    $  71,124
   Energy & Water Consulting revenues                           34,253       39,871
                                                             ----------------------
         Core revenues                                         121,585      110,995
   Energy & Water Consulting - Incremental revenues                  -        9,260
                                                             ----------------------
Total Revenues                                                 121,585      120,255
Cost of Services
   Consulting services expense                                  79,589       76,503
   VSRP cash compensation expense - consultants                      -        8,592
   Stock-based compensation expense - consultants (note 8)       2,461        4,275
                                                             ----------------------
Total Cost of Services                                          82,050       89,370
                                                             ----------------------
Gross margin                                                    39,535       30,885
   General and administrative expenses                          29,033       28,447
   Depreciation expense                                          3,838        3,358
   Amortization expense (notes 6 and 7)                            787        2,742
   VSRP cash compensation expense - other                            -          700
   Stock-based compensation expense - other (note 8)               735        1,104
   Restructuring costs                                               -        1,900
   Litigation and settlement provisions                              -        5,700
                                                             ----------------------
Operating income (loss)                                          5,142      (13,066)
   Other income, net                                               107          623
                                                             ----------------------
Income (loss) before income taxes                                5,249      (12,443)
   Income tax expense (benefit)                                  2,128       (4,545)
                                                             ----------------------
   Net income (loss)                                         $   3,121    $  (7,898)
                                                             ======================

Basic net income (loss) per share:                           $    0.08       ($0.21)
Shares used in computing basic income (loss) per share          38,915       38,330


Diluted net income (loss) per share:                         $    0.08       ($0.21)
Shares used in computing diluted income (loss) per share        41,244       38,330

Other comprehensive income (loss):
Net income (loss)                                            $   3,121     $ (7,898)

Unrealized holding loss on Securities:
   Unrealized holding loss arising during period                  (108)           -
   Less: reclassification adjustment for gains
    included in net income                                        (100)           -
                                                             --------------------------
   Total unrealized holding loss                                  (208)           -
   Foreign currency translation adjustment                         254          (20)
                                                             --------------------------
Comprehensive income (loss)                                  $   3,167     $ (7,918)
                                                             ==========================

   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Six months ended June 30,
                                                                                -----------------------------
                                                                                   2002               2001
                                                                                -----------------------------
Cash flows from operating activities:
Net income (loss)                                                               $    3,121         $   (7,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities, net of acquisitions:
       Depreciation expense                                                          3,838              3,358
       Amortization expense                                                            787              2,742
       Stock-based compensation expense                                              3,196              5,379
       Deferred income taxes                                                        (2,359)              (225)
       Other                                                                             -                (24)
       Changes in assets and liabilities:
              Accounts receivable                                                   (4,001)           (10,361)
              Prepaid expenses and other current assets                               (453)            (2,013)
              Accounts payable and accrued liabilities                               1,008              2,463
              Accrued compensation related costs                                    (3,319)            (1,292)
              Income taxes                                                           1,102             (2,990)
              Other current liabilities                                               (982)            (2,582)
                                                                                -----------------------------
Net cash provided by (used in) operating activities                                  1,938            (13,443)

Cash flows from investing activities:
       Purchases of property and equipment                                          (3,955)            (3,686)
       Acquisition of businesses                                                   (14,292)            (5,425)
       Contingent acquistion payments                                               (2,146)            (1,980)
       Payment of notes payable related to acquisition                              (1,500)                 -
       Other, net                                                                     (569)              (209)
                                                                                -----------------------------
Net cash used in investing activities                                              (22,462)           (11,300)

Cash flows from financing activities:
       Issuance of common stock                                                      2,795                620
       Stock repurchases                                                            (1,660)            (2,199)
                                                                                -----------------------------
Net cash provided by (used in) financing activities                                  1,135             (1,579)
                                                                                -----------------------------

Net decrease in cash and cash equivalents                                          (19,389)           (26,322)
Cash and cash equivalents at beginning of the period                                35,950             48,798
                                                                                -----------------------------
Cash and cash equivalents at end of the period                                  $   16,561         $   22,476
                                                                                =============================

   See accompanying notes to the unaudited consolidated financial statements.

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

   The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

   These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2001 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 11, 2002.

Note 2. Basic and Diluted Shares

The components of the weighted average basic and diluted shares (shown in thousands) were as follows:

                                                       Three months ended    Six months ended
                                                             June 30,            June 30,
                                                       --------------------------------------
                                                        2002        2001      2002      2001
                                                       --------------------------------------
Basic weighted average shares outstanding ........     39,107      38,218    38,915    38,330
Employee stock options and restricted shares .....      2,476           -     2,329         -
                                                       ------      ------    ------    ------
Diluted weighted average shares outstanding ......     41,583      38,218    41,244    38,330
                                                       ======      ======    ======    ======

   In January 2001, the Company issued 1.9 million restricted shares. As of June 30, 2002, 1.0 million restricted shares were outstanding. These restricted shares have voting rights but are not vested and, accordingly, are excluded from the basic earnings per share calculation until vesting occurs.

For the three months and six months ended June 30, 2001, the weighted average effect of employee stock options and restricted shares was 3.5 million and 3.2 million, respectively. However, the Company incurred a net loss in the respective periods; therefore, those options were excluded from the calculation of diluted per share amounts.

Note 3.  Treasury Stock

   In October 2000, the Board of Directors authorized the repurchase of up to
5.0 million shares of the Company's common stock. During the six months ended June 30, 2002, the Company repurchased 0.3 million shares for $1.7 million. The Company has repurchased a total of 2.1 million shares for $9.1 million since October 2000.

As part of consideration for certain acquisitions, the Company issued a total of
0.7 million shares (with a market value of $4.5 million at closing) out of treasury stock in the second quarter of 2002.

Note 4.  Segment Information

   The Company is comprised of two business segments: Financial & Claims Consulting and Energy & Water Consulting.

The Financial & Claims Consulting business segment provides consulting and advisory services to clients facing the challenges of dispute, litigation, bankruptcy, regulation and change. Its services include analyzing complex accounting, finance, economic, operations and information management issues.

  The Energy & Water business segment provides a wide range of management consulting services to companies facing the challenges of the deregulating energy, water and telecommunications industries. Services include strategy development, financial transaction support, operations support, regulatory advisement, technical analysis and engineering support.

  The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between the periods. All intercompany transactions between segments have been eliminated. Information on the Company's operations for the three months and six months ended June 30, 2002 and 2001 have been summarized as follows (shown in thousands):

                                                          Three months               Six months
                                                         ended June 30,             ended June 30,
                                                     ----------------------    ----------------------
                                                       2002         2001         2002         2001
                                                     ---------    ---------    ---------    ---------
Revenues:
  Financial & Claims Consulting ..................     $42,006      $35,392     $ 87,332     $ 71,124
  Energy & Water Consulting ......................      19,009       21,701       34,253       39,871
  Energy & Water Consulting -
         Incremental revenues ....................           -          285            -        9,260
                                                     ---------    ---------    ---------    ---------
    Combined segment revenues ....................     $61,015      $57,378     $121,585     $120,255
                                                     =========    =========    =========    =========
Operating profit :
  Financial & Claims Consulting ..................     $ 6,220      $ 3,664     $ 14,086     $  8,706
  Energy & Water Consulting ......................         939        3,501          194        9,385
                                                     ---------    ---------    ---------    ---------
    Combined segment operating profit ............     $ 7,159      $ 7,165     $ 14,280     $ 18,091
                                                     ---------    ---------    ---------    ---------

Operating Profit and Statement of Operations reconciliation:

Unallocated:
  Other non-recurring general and
   administrative expenses .......................     $     -      $     -     $      -     $    380
  Acquisition-related compensation expense .......           -        1,203            -        2,406
  VSRP cash compensation expense .................           -        4,540            -        9,292
  Depreciation expense ...........................       2,047        1,781        3,838        3,358
  Amortization expense ...........................         449        1,472          787        2,742
  Acquisition/integration costs ..................       1,317            -        1,317            -
  Restructuring costs ............................           -        1,900            -        1,900
  Litigation and settlement provisions ...........           -        5,700            -        5,700
  Stock-based compensation expense ...............       1,254        2,961        3,196        5,379
  Other income ...................................        (135)        (160)        (107)        (623)
                                                     ---------    ---------    ---------    ---------
    Sub-total ....................................       4,932       19,397        9,031       30,534
                                                     ---------    ---------    ---------    ---------
Income (loss) before income tax expense ..........     $ 2,227     ($12,232)    $  5,249     $(12,443)
                                                     =========    =========    =========    =========

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

  For the three and six months ended June 30, 2002, the Company incurred $1.3 million of costs related to the strategic review and integration of certain business acquisitions, which were not allocated to either operating segment.

  For the six months ended June 30, 2001, the Company incurred $0.4 million of personnel related costs, which were not allocated to either operating segments.

Note 5.  Acquisitions

Effective as of April 5, 2002, the Company acquired portions of Arthur D. Little's assets for $6.1 million cash payment at closing. The acquisition consisted of two consulting units, with approximately 30 consulting and administrative professionals that serve the energy industry.

On May 24, 2002, the Company issued 0.3 million shares of its common stock (valued at $1.8 million at closing) and paid $4.1 million cash at closing for the assets of Financial Analytics Consulting Group, LLC ("FACG"). The purchase agreements for FACG also provides for additional payments in cash over the next two and one-half years from closing and are contingent on revenues earned and the attainment of certain gross margin targets. FACG was a management buyout from Arthur Andersen, LLP and consisted of 90 consulting and administrative professionals from five different Arthur Andersen practices. FACG has been acquired primarily to augment the Company's Financial & Claims Consulting business segment.

On June 19, 2002, the Company issued 0.4 million shares of its common stock (valued at $2.7 million at closing) and paid $4.0 million cash at closing, with another $0.5 million in cash due in April 2003 for the assets of Keevan Consulting, LLC ("Keevan"). The purchase agreement for Keevan also provides for additional payments in cash and the Company's common stock over the next two and one-half years from closing, and are contingent on revenues earned and the attainment of certain gross margin targets. Keevan was a management buyout from Arthur Anderson, LLP and consisted of 37 consulting and administrative professionals. Keevan was acquired to enhance the construction and government contracts practice within the Financial & Claims Consulting business segment.

Note 6. Goodwill and Intangible Assets

In accordance with SFAS 142, the Company tested the goodwill assigned to each reporting unit for impairment, using the discounted cash flow valuation method. The Company concluded that there was no indication of goodwill impairment for either of the two reporting units. If indicators of impairment are deemed to be present after the date of adoption, and future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss would be charged to expense in the period identified.

Goodwill and other intangible assets consisted of (shown in thousands):

                                                   June 30,  December 31,
                                                     2002        2001
                                                   --------    --------
Goodwill .......................................   $ 56,389    $ 36,758
Less - accumulated amortization ................     (5,425)     (5,425)
                                                   --------    --------
      Goodwill, net ............................     50,964      31,333

Intangible assets:
Customer lists .................................      4,470       4,470
Non-compete agreements .........................      5,200       5,200
                                                   --------    --------
                                                      9,670       9,670
Less: accumulated amortization .................     (6,335)     (5,548)
                                                   --------    --------
       Intangible assets, net ..................      3,335       4,122

                                                   --------    --------
    Goodwill and intangible assets, net ........   $ 54,299    $ 35,455
                                                   ========    ========

The carrying balances of goodwill and intangible assets by reporting segment as of June 30, 2002 are as follows (shown in thousands):

                                                           Intangible
                                                Goodwill     Assets      Total
                                                --------     -------   --------
Financial & Claims Consulting                   $ 44,398     $ 3,223   $ 47,621
Energy & Water Consulting                          6,566         112      6,678
                                                --------     -------   --------
Total                                           $ 50,964     $ 3,335   $ 54,299
                                                ========     =======   ========

The Company made certain reclassifications of balances between goodwill and intangible assets. In accordance with SFAS 141, the Company reclassified the amounts allocated to employee workforce from intangible assets to goodwill. Previously, the Company amortized goodwill and intangible assets at a composite rate of seven years. The Company recalculated the accumulated amortization of goodwill and intangible assets using the specific amortization rates per class. Accordingly, the Company reclassified the respective accumulated amortization balances at December 31, 2001 for goodwill and intangible assets.

The Company reviewed the intangible assets' net book values and estimated useful lives by class. As of June 30, 2002, there was no impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives. The weighted average remaining lives of customer lists and non-compete agreements are approximately three and two years, respectively.

Total amortization expense for the three months and six months ended June 30, 2002 was $0.4 million and $0.8 million, respectively. Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2001 based on intangible assets at June 30, 2002 (shown in thousands):

Year ending December 31,                                            Amount
------------------------                                           --------
   2002 ......................................................     $  1,684
   2003 ......................................................        1,491
   2004 ......................................................          291
   2005 ......................................................          263
   2006 ......................................................          263
   Thereafter ................................................          131
                                                                   --------
     Total....................................................     $  4,123
                                                                   ========

Note 7.  Pro forma Disclosure

As of January 1, 2002, the Company in accordance with SFAS 142 ceased the amortization of goodwill. The following unaudited pro forma financial information presents the combined results of operations for the three months and six months ended June 30, 2002 and 2001.

                                                      Three months ended     Six months ended
                                                           June 30,             June 30,
                                                      ------------------    -------------------
                                                        2002      2001        2002       2001
                                                      --------  --------    --------   --------
(In thousands, except earnings per share amounts)
-------------------------------------------------
Net income (loss) .................................   $  1,293  $ (7,250)   $  3,121   $ (7,898)
Elimination of goodwill amortization expense,
 net of tax .......................................          0       696           0      1,235
                                                      --------  --------    --------   --------
Pro forma net income (loss) .......................   $  1,293  $ (6,554)   $  3,121   $ (6,663)
                                                      ========  ========    ========   ========
Basic earnings per share:
Net income (loss) .................................   $   0.03  $  (0.19)   $   0.08   $  (0.21)
Elimination of goodwill amortization expense,
 net of tax .......................................       0.00      0.02        0.00       0.04
                                                      --------  --------    --------   --------
Pro forma net income (loss) .......................   $   0.03  $  (0.17)   $   0.08   $  (0.17)
                                                      ========  ========    ========   ========
Diluted earnings per share:
Net income (loss) .................................   $   0.03  $  (0.19)   $   0.08   $  (0.21)
Elimination of goodwill amortization expense,
 net of tax .......................................       0.00      0.02        0.00       0.04
                                                      --------  --------    --------   --------
Pro forma net income (loss) .......................   $   0.03  $  (0.17)   $   0.08   $  (0.17)
                                                      ========  ========    ========   ========

Note 8.  Stock-based Compensation Expense

   Stock-based compensation expense is related to Value Sharing Retention Program ("VSRP") stock options, exchanged stock options, restricted shares and stock appreciation rights awarded to the Company's employees.

Stock-based compensation expense is recorded for VSRP stock options, exchanged stock options and stock appreciation rights ("awards") that are subject to variable accounting. Compensation expense for these awards is recorded, on a cumulative basis, for the increase in the Company's stock price above the grant prices. Stock-based compensation expense includes compensation expense for restricted stock awards, in which expense is recorded on a straight-line basis over the vesting term for the valuation at grant date.

For the three months ended June 30, 2002, the Company recorded total stock-based compensation expense of $1.3 million, which includes $0.7 million of compensation expense related to restricted shares that has been recorded on a straight-line basis. The remaining $0.6 million relates to the valuation increase of awards subject to variable accounting. The valuation increase resulted from the increase in the Company's stock price to $6.99 at June 30, 2002, from $6.48 at March 31, 2002. Approximately $1.0 million of the total $1.3 million stock-based compensation expense is related to equity compensation to consultants, which has been charged to cost of services. The remaining $0.3 million is related to equity compensation to administrative managers and corporate officers.

For the three months ended June 30, 2001, the Company recorded total stock-based compensation expense of $3.0 million, which includes $0.8 million of compensation expense related to restricted shares that has been recorded on a straight-line basis. The remaining $2.2 million relates to the valuation increase of awards subject to variable accounting. The valuation increase resulted from the increase in the Company's stock to $8.20 at June 30, 2001 from $6.66 at March 31, 2001. Approximately $2.4 million of the total $3.0 million stock-based compensation expense is related to equity compensation to consultants, which has been charged to cost of services. The remaining $0.6 million is related to equity compensation to administrative managers and corporate officers.

For the six months ended June 30, 2002, the Company recorded total stock-based compensation of $3.2 million, which includes $1.4 million of compensation expense related to restricted shares that has been recorded on a straight-line basis. The remaining $1.8 million relates to the valuation increase of awards subject to variable accounting. The valuation increase resulted from the increase in the Company's stock price to $6.99 at June 30, 2002 from the higher of exercise prices of the awards or the Company's stock price of $5.50 at December 31, 2001. Approximately $2.5 million of the total $3.2 million stock-based compensation expense is related to equity compensation to consultants, which has been charged to cost of services. The remaining $0.7 million is related to equity compensation to administrative managers and corporate officers.

For the six months ended June 30, 2001, the Company recorded total stock-based compensation of $5.4 million, which includes $1.4 million of compensation expense related to restricted shares that has been recorded on a straight-line basis. The remaining $4.0 million relates to the valuation increase of awards subject to variable accounting. The valuation increase resulted from the increase in the Company's stock to $8.20 at June 30, 2001 from the exercise prices of the awards. Approximately $4.3 million of the total $5.4 million stock-based compensation expense is related to equity compensation to consultants, which has been charged to cost of services. The remaining $1.1 million is related to equity compensation to administrative managers and corporate officers.

Note 9.  Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

   The components of accounts receivable were as follows (shown in thousands):

                                                          June 30,  December 31,
                                                            2002        2001
                                                          --------    --------
     Billed amounts ...................................   $ 40,624    $ 41,814
     Engagements in process ...........................     25,948      20,546
     Allowance for uncollectible accounts .............     (9,444)     (9,948)
                                                          --------    --------
                                                          $ 57,128    $ 52,412
                                                          ========    ========

  Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

Accounts Payable and Accrued Liabilities:

The components of accounts payable and accrued liabilities were as follows (shown in thousands):

                                                       June 30,  December 31,
                                                         2002       2001
                                                       --------   --------
   Accounts payable ................................   $  7,016   $  4,334
   Accrued liabilities .............................      2,494      3,562
   Litigation settlement ...........................      2,000      2,000
   Accrued restructuring costs .....................      3,483      3,883
                                                       --------   --------
                                                       $ 14,993   $ 13,779
                                                       ========   ========

The litigation settlement accrual of $2.0 million at June 30, 2002 and December 31, 2001 relates to the second and final installment of the GeoData litigation settlement and was paid on July 25, 2002.

The activity affecting the accrued restructuring costs for the six months ended June 30, 2002 consisted of $0.4 million utilized for facility closing costs. The costs the Company may ultimately incur may change as the balance of the Company's restructuring plan is executed. The Company periodically reviews the balances of the restructuring accrual to determine if the accrual is sufficient to cover the remaining costs of executing its restructuring plan. Based on the information available at June 30, 2002, the restructuring accrual as of June 30, 2002 is sufficient.

Note 10.  Supplemental Consolidated Cash Flow Information

   Total interest paid during the six months ended June 30, 2002 and 2001 was $0.2 million and $0.1 million, respectively. Total income taxes paid during the six months ended June 30, 2002 and 2001 were $4.4 million and $2.5 million, respectively. Total income tax refunds during the six months ended June 30, 2002 and 2001 were $1.2 million and $3.8 million, respectively.

   The Company had non-cash investing activities during the six months ended June 30, 2002. The Company entered in a commitment for a deferred cash payment of $0.5 million as part of the purchase price in the Keevan acquisition. The Company issued a total of 0.7 million shares of its common stock, valued at $4.5 million in conjunction with the purchases of Keevan and FACG (See Note 4, "Acquisitions"). The Company also incurred a $0.4 million obligation for the purchase of computer software.

  The Company had non-cash investing activities during the six months ended June 30, 2001. The Company issued $3.0 million in notes payable in the Barba-Arkhon acquisition. The Company incurred $0.7 million of capital lease obligations for the purchase of new computer equipment.

   For the six months ended June 30, 2002 and 2001, the Company recorded, in each period, $1.4 million for deferred compensation expense related to restricted stock.

Item 2.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Continuing Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                                     Three months ended     Six months ended
                                                          June 30,              June 30,
                                                     ------------------     ----------------
                                                     2002         2001      2002       2001
                                                     ---------------------------------------
Revenues ..........................................  100.0%       100.0%    100.0%     100.0%
Cost of Services:
  Consulting services expense .....................   66.4         64.4      65.5       63.6
  VSRP cash compensation expense - consultants ....    0.0          7.3       0.0        7.1
  Stock-based compensation expense - consultants ..    1.7          4.2       2.0        3.6
                                                     -----        -----     -----      -----
Total Cost of Services ............................   68.1         75.9      67.5       74.3
                                                     -----        -----     -----      -----
Gross margin ......................................   31.9         24.1      32.5       25.7
  General and administrative expenses .............   24.0         25.2      23.9       23.7
  Depreciation expense ............................    3.4          3.1       3.2        2.8
  Amortization expense ............................    0.7          2.6       0.6        2.3
  VSRP cash compensation expense - other ..........    0.0          0.6       0.0        0.6
  Stock-based compensation expense  - other .......    0.4          1.0       0.6        0.9
  Restructuring costs .............................    0.0          3.3       0.0        1.6
  Litigation and settlement provision .............    0.0          9.9       0.0        4.7
                                                     -----        -----     -----      -----
Operating income (loss) ...........................    3.4        (21.6)      4.2      (10.9)
  Other income (loss), net ........................    0.2          0.3       0.1       (0.5)
                                                     -----        -----     -----      -----
Income (loss) before
         income taxes .............................    3.6        (21.3)      4.3      (10.4)
  Income tax expense (benefit) ....................    1.5         (8.7)      1.8       (3.8)
                                                     -----        -----     -----      -----
Net income (loss) .................................    2.1%       (12.6)%     2.5%      (6.6)%
                                                     =====        =====     =====      =====

2002 Compared to 2001 - For the three month period ended June 30.

Revenues. Revenues are primarily a function of billable hours and consultant headcount. Revenues increased $3.6 million, or 6.3 percent, to $61.0 million in 2002, from $57.4 million in 2001. The increase in revenues is primarily attributed to an increase in billable hours and a 12.6 percent headcount increase in the consulting staff, as of the end of the period. The Company has increased its employee base from a combination of new hires and business acquisitions. The average employee utilization percentage and average revenue per consultant for the second quarter of 2002 and for the second quarter of 2001 were approximately the same.

Consulting Services Expense. Consulting services expense includes consultant wages and benefits, direct project-related expenses and client development expenses. Consulting services expense increased $3.5 million, or 9.6 percent, to $40.5 million in 2002, from $37.0 million in 2001. Included in the second quarter 2002 expenses was $0.8 million in costs associated with the acquisition and integration of acquired business practices. Included in the second quarter 2001 expense was $1.2 million of acquisition compensation expense related to the employment provisions of the Barrington Consulting purchase agreement. When excluding the acquisition related charge for comparative purposes, consulting services expense for the second quarter 2002 increased $3.9 million, or 10.9 percent, to $39.7 million, from $35.8 million, adjusted for these charges. The increase in consulting services expense is primarily attributed to the increase in headcount.

VSRP Cash Compensation Expense - Consultants. VSRP ("Value Sharing Retention Program") cash compensation expense is the cash compensation component of the Value Sharing Retention Program that was adopted in September 2000. For the three months ended June 30, 2002, there was no VSRP cash compensation expense. The cash compensation portion of Value Sharing Retention Program was paid out over a one-year term that commenced in September 2000 and ended in September 2001. The compensation expense was recorded on a straight-line basis over the term. VSRP cash compensation expense for the second quarter 2001 was $4.2 million.

Stock-based Compensation Expense - Consultants. Stock-based compensation expense
- consultants includes non-cash compensation expense related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. Stock-based compensation expense is recorded for VSRP stock options and exchanged stock options that are subjected to variable accounting. Compensation expense for these awards are recorded, on a cumulative basis, for the increase in the Company's stock price above the exercise prices. Similarly, stock-based compensation expense is recorded for stock appreciation rights for the cumulative valuation increase from the Company's stock price above the grant price. Stock-based compensation expense includes compensation expense for restricted shares, in which expense is recorded on a straight-line basis over the vesting term for the valuation at grant date.

For the three months ended June 30, 2002, the Company recorded total stock-based compensation of $1.0 million, which includes $0.6 million of compensation expense related to restricted shares that have been recorded on a straight-line basis. The remaining $0.4 million relates to the valuation increase of stock-appreciation rights and options awards subjected to variable accounting. The valuation increase resulted from the increase in the Company's stock price to $6.99 at June 30, 2002 from $6.48 at March 31, 2002. For the three months ended June 30, 2001, the Company recorded total stock-based compensation of $2.4 million, which includes $0.7 million of compensation expense related to restricted shares that have been recorded on a straight-line basis. The remaining $1.7 million relates to the valuation increase of then outstanding options awards subjected to variable accounting. The valuation increase resulted from the increase in the Company's stock to $8.20 at June 30, 2001 from $6.66 at March 31, 2001.

General and Administrative Expenses. General and administrative expenses include corporate management and administrative wages and benefits, facility-related costs, bad debt provisions, corporate professional fees, and all other corporate and business support costs. General and administrative expenses increased $0.2 million, or 1.5 percent, to $14.7 million for the three months ended June 30, 2002, from $14.5 million for the same three-month period in 2001. The Company incurred non-recurring charges of $0.5 million primarily related to acquisition and integration expenses. Excluding this non-recurring charge, general and administrative expenses for the second quarter 2002 decreased by $0.3 million when compared to the same period in 2001. The Company incurred higher facility-related costs and wages for the three-month period 2002 compared to 2001. However, lower bad debt provisions more than offset the increase in facility-related and wage expenses.

Depreciation Expense. For the three months ended June 30, 2002, depreciation expense was $2.0 million, compared to $1.8 million for the second quarter 2001, an increase of $0.2 million, or 14.9 percent. The increase in depreciation expense is primarily attributed to depreciation recorded on new capital purchases consisting of computer equipment and computer software.

Amortization Expense. For the three months ended June 30, 2002, amortization expense was $0.4 million, compared to $1.5 million for the second quarter of 2001, a decrease of $1.1 million. The Company adopted SFAS 142 in 2002. In accordance with SFAS 142, goodwill is no longer subject to amortization but subject to annual impairment testing. The decrease in amortization expense relates to not having any goodwill amortization for 2002.

Other Expense (Income). Other expense (income) includes the net of interest income, interest expense and other non-operating income and expenses. For the three months ended June 30, 2002, the Company had $0.1 million in other income compared to $0.2 million in other income for the second quarter 2001, a decrease of $0.1 million. Included in the $0.1 million other income was $0.2 million of realized gain on the sale of marketable securities. Excluding this realized gain of marketable securities, other income for the second quarter 2002 decreased from the second quarter 2001. The Company had a lower average cash balance and interest rates have declined over the past year causing lower interest earnings. In addition, the Company had more interest bearing obligations during the second quarter 2002 compared to the second quarter 2001.

Income Tax Expense (Benefit). Income tax expense increased $5.9 million to $0.9 million expense for the three months ended June 30, 2002, from $5.0 million benefit for same period in 2001. The increase is primarily due to a higher taxable income in 2002 than 2001. Operating results for the second quarter 2001 included certain charges that are not included in the second quarter 2002. These charges are, among others, $5.7 million of litigation settlement provisions, $1.9 million of restructuring costs, and $4.5 million of VSRP cash compensation expense.

2002 Compared to 2001 - For the six month period ended June 30.

Revenues. Revenues are primarily a function of billable hours and consultant headcount. Revenues increased $1.3 million, or 1.1 percent, to $121.6 million in 2002, from $120.3 million in 2001. The revenues earned in the first six months of 2001 included $9.3 million of incremental revenues. The Company did not have any incremental revenues, commonly referred to as "success fees," during the first six months of 2002. Core revenues, which excludes success fees, increased $10.6 million, or 9.5 percent, from $111.0 million. The increase in the core revenues is primarily attributed to an increase in billable hours and the headcount increase in the consulting staff. The Company has increased its employee base from a combination of new hires and business acquisitions. The average employee utilization percentages and bill rates for the first six months of 2002 and 2001 were approximately the same.

Consulting Services Expense. Consulting services expense includes consultant wages and benefits, direct project-related expenses and client development expenses. Consulting services expense increased $3.1 million, or 4.0 percent, to $79.6 million in 2002 from $76.5 million in 2001. Consulting service expense for the six months ended June 30, 2002 included $0.8 million in costs associated with the acquisition and integration of acquired business practices. Consulting service expense for the six month period ended June 30, 2001 included $2.4 million of acquisition compensation expense related to the employment provisions of the Barrington Consulting purchase agreement, and $2.3 million in costs associated with generating the incremental revenues. When excluding those charges for comparative purposes, consulting services expense for the first six months of 2002 increased $7.0 million, or 9.7 percent, to $78.8 million, from $71.8 million. This increase in consulting services expense (after the excluded charges) is primarily attributable to the increase in headcount and higher direct project-related expenses.

VSRP Cash Compensation Expense - Consultants. VSRP cash compensation expense - consultants was the cash compensation component of the Value Sharing Retention Program. For the six months ended June 30, 2002, there was no VSRP cash compensation expense. The cash compensation portion of Value Sharing Retention Program was paid over a one-year term that commenced in September 2000 and ended in September 2001. The compensation expense was recorded on a straight-line basis over the term. VSRP cash compensation expense for the six months ended June 30, 2001 was $8.6 million.

Stock-based Compensation Expense - Consultants. Stock-based compensation expense
- consultants includes non-cash compensation expense related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants.

For the six months ended June 30, 2002, the Company recorded total stock-based compensation of $2.5 million, which includes $1.2 million of compensation expense related to restricted shares that have been recorded on a straight-line basis. The remaining $1.3 million relates to the valuation increase of stock-appreciation rights and options awards subjected to variable accounting. The valuation increase resulted from the increase in the Company's stock price to $6.99 at June 30, 2002 from the higher of exercise prices of the awards or the Company's stock price of $5.50 at December 31, 2001. For the six months ended June 30, 2001, the Company recorded total stock-based compensation of $4.3 million, which includes $1.2 million of compensation expense related to restricted shares that have been recorded on a straight-line basis. The remaining $3.1 million relates to the valuation increase of stock-appreciation rights and options awards subjected to variable accounting. The valuation increase resulted from the increase in the Company's stock to $8.20 at June 30, 2001 from the exercise prices of the awards.

General and Administrative Expenses. General and administrative expenses include corporate management and administrative wages and benefits, facility-related costs, bad debt provisions, corporate professional fees, and all other corporate and business support costs. General and administrative expenses increased $0.6 million, or 2.1 percent, to $29.0 million for the six months ended June 30, 2002, from $28.4 million for the same six-month period in 2001. The Company incurred non-recurring charges of $0.5 million primarily related to acquisitions and integration expenses. The Company incurred higher facility-related costs and wages for the six-month period 2002 compared to 2001. However, lower bad debt provisions offset the increase in facility-related and wage expenses.

Depreciation Expense. For the six months ended June 30, 2002, depreciation expense was $3.8 million compared to $3.4 million for the same period in 2001, an increase of $0.4 million, or 14.3 percent. The increase in depreciation expense is primarily attributed to depreciation recorded on new capital purchases, consisting of computer equipment and computer software.

Amortization Expense. For the three months ended June 30, 2002, amortization expense was $0.8 million compared to $2.7 million for the six months ended June 30, 2001, a decrease of $1.9 million. The Company adopted SFAS 142 in the first quarter 2002. In accordance with SFAS 142, goodwill is no longer subject to amortization but subject to annual impairment testing. The decrease in amortization expense relates to not having any goodwill amortization in 2002.

Other Expense (Income). Other expense (income) includes the net of interest income, interest expense and other non-operating income and expenses. For the six months ended June 30, 2002, the Company had $0.1 million in other income compared to $0.6 million in other income for the same period in 2001. Included in the $0.1 million other income was $0.2 million of realized gain for the sale of marketable securities. Excluding this realized gain of marketable securities, other income for the six months end June 30, 2002 decreased $0.7 million from the $0.6 million in other income for 2001. The Company had a lower average cash balance and interest income rates have declined over the past year causing lower interest earnings. In addition, the Company had more interest bearing obligations during the first quarter 2002 compared to the first quarter 2001.

Income Tax Expense (Benefit). Income tax expense increased $6.6 million to $2.1 million expense for the six months ended June 30, 2002, from a $4.5 million benefit for same period in 2001. The increase is primarily due to a higher taxable income in 2002 than 2001. Operating results for 2001 included certain charges that are not included in 2002. These charges are, among others, $5.7 million of litigation settlement provisions, $1.9 million of restructuring costs, and $9.3 million of VSRP cash compensation expense.

Human Capital

Consultant headcount increased by 56 consultants in the second quarter, to 1054 consultants as of June 30, 2002. This net increase includes approximately 140 acquisition hires, offset by higher than normal attrition rates in the quarter.

In the normal course of business, the Company needs to retain highly skilled professionals, particularly those not bound by non-compete or non-solicitation agreements. Senior and mid-level consultants hired in 2000 and thereafter are subject to non-solicitation covenants that are consistent with standard industry practices, which provide for non-solicitation arrangements that extend beyond the employee's separation date. A significant number of senior and mid-level consultants hired prior to 2000, however, are subject to non-solicitation agreements that expire in November 2002. The Company is considering potential alternative compensation programs to effectuate the adoption of industry standard non-solicitation agreements Company-wide. The Company's inability to retain highly skilled professionals, coupled with departures of a significant number of senior employees, could have a material effect on the Company's business.

Liquidity and Capital Resources

Summary

  The Company had approximately $16.6 million in cash and cash equivalents at June 30, 2002, compared to $36.0 million at December 31, 2001. The Company's cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturities of one year or less.

Working capital, the excess of current assets over current liabilities, at June 30, 2002 was $42.8 million, compared to $53.6 million at December 31, 2001. The decrease in working capital is primarily related to the use of cash to finance business acquisitions during the six months ended June 30, 2002, and to pay for other acquisition-related obligations.

The Company calculates accounts receivable days sales outstanding ("DSO") on a gross basis by dividing the net accounts receivable balance at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking net quarter revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 84 days at June 30, 2002, compared to 81 days at December 31, 2001.

Cash Flow

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2002.

Net cash used in investing activities was $22.5 million, primarily due to acquisition-related transactions. The Company paid $14.3 million for businesses acquired during the six months ended June 30, 2002. The Company paid a $2.1 million obligation related to the PENTA purchase agreement and $1.5 million as the first of two installments of notes payable issued with respect to the Barba-Arkhon purchase agreement. In addition, the Company used $4.0 million for capital spending to support personnel and services.

  Net cash provided by financing activities was $1.1 million. The Company received net cash and related tax benefits of $2.8 million as a result of stock options exercised and stock purchased by employees. The Company used $1.7 million to purchase 0.3 million shares of its common stock.

Debt, Commitments and Capital

  The Company maintains a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank that expires on May 31, 2003. The line of credit bears interest at prime or LIBOR plus 1.0 percent. Under the agreement, the Company may borrow a maximum amount of up to 85 percent of eligible accounts receivable. Based on the balances at June 30, 2002, the Company may borrow a maximum amount of up to $30.0 million. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the terms of the agreement as of June 30, 2002 and December 31, 2001. The Company did not have a balance outstanding under the line of credit at June 30, 2002 or December 31, 2001.

  The Company has $3.0 million in notes payable under the Barba-Arkhon purchase agreement due in two equal annual installments on the anniversaries of the March 1, 2001 acquisition date. The Company paid the first annual installment of $1.5 million on March 1, 2002. The second installment is due on March 1, 2003 and bears interest at a 6 percent annual percentage rate payable on a quarterly basis.

  As of June 30, 2002, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases. In addition, as part of a litigation settlement, the Company had a $2.0 million remaining obligation, with accrued interest, due July 2002. This obligation was paid July 25, 2002.

 The Company entered into a foreign exchange future contract for (pounds sterling) 2.0 million (equivalent of $3.1 million at June 30, 2002) to hedge its pounds sterling position in its London-based subsidiary.

  The Company believes that the current cash and cash equivalents, the future cash flows from operations and the $35.0 million line of credit facility provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

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

Accounts Receivable Realizablity Determinations

The Company maintains allowances for doubtful accounts for estimated losses based on the Company's review and assessment of its clients' ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of the Company's clients were to deteriorate resulting in an impairment of their ability to make payments, additional allowances might be required.

Valuation of Net Deferred Tax Assets

The Company has recorded net deferred tax assets as it expects to realize future tax benefits related to the utilization of these assets. Although the Company has experienced net losses in recent fiscal years, no valuation allowance has been recorded related to these deferred tax assets because management believes that it is more likely than not that future taxable income will be sufficient to realize the future tax benefits. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, it would need to establish an allowance which would be recorded as a charge to income in the period in which such determination was made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company's primary exposure to market risks relates to changes in interest rates associated with its investment portfolio, classified as cash equivalents, and its borrowings under the line of credit. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks. As of June 30, 2002, the Company's investments were primarily limited to A rated securities with maturity dates of 90 days or less. If interest rates average 25 basis points less in fiscal year 2002 than they did in 2001, the Company's interest income will decrease by $0.1 million on an annualized basis. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at June 30, 2002. The Company does not expect any loss with respect to its investment portfolio. The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit bear interest, at the Company's option, based on either the prime rate or London Interbank Offered Rate (LIBOR) plus 1.0 percent. The Company entered into a foreign exchange future contract for (pounds sterling) 2.0 million (equivalent of $3.1 million at June 30, 2002) to hedge its pounds sterling position in its London-based subsidiary.

  Other than the second installment of the Barba-Arkhon notes payable and the foreign exchange future contract mentioned above, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments as of June 30, 2002.

  The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time in relation to the Company's consolidated financial statements.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  As previously disclosed, in August 2000 the Company agreed to settle for $23.0 million a consolidated securities law class action. The federal district court approved this settlement in March 2001. The settlement funds were paid into escrow pending resolution of all appeals. The Company subsequently recovered from one of its insurers an additional contribution of $4.0 million, which it agreed to share with the class on a 50/50 basis, net of the Company's costs. In July 2002 the last remaining appeal was settled along with a separate, related, previously disclosed purported class action, Grimes v. Navigant Consulting, Inc. The lawyers for the consolidated class are solely responsible for allocation and distribution of all settlement funds to the class. The Company anticipates that such distribution will occur promptly. Further information concerning the distribution of settlement funds can be obtained by calling the following class action "hotline" number: 1-888-290-4368.

  In addition to the settlement of the consolidated securities law class action and the other legal proceedings discussed in Item 3 of the Company's most recent annual report on SEC Form 10-K, from time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  The 2002 annual meeting of shareholders of the Company was held on April 26, 2002. The Company solicited proxies for the annual meeting pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder. Two nominees, Mr. William M. Goodyear and Ms. Valerie B. Jarrett, were elected for a term expiring at the annual meeting of shareholders in 2005. The vote for Mr. Goodyear was 31,272,574 shares for and 2,038,068 shares to withhold authority. The vote for Ms. Jarrett was 32,937,914 shares for and 372,729 shares to withhold authority.

Item 5.  Other Events

  On July 15, 2002, the Company issued 0.7 million of its common stock
(valued at $4.8 million at closing) and paid $4.8 million in cash at closing, with another $1.5 million cash payable on the first anniversary of the closing date, for the assets of Barrington Energy Partners, LLC ("Barrington Energy"). In addition to the initial consideration value of $11.1 million, the purchase agreement for Barrington Energy provides for additional contingent payments, based on certain performance targets, over the next two and one-half years from closing. Barrington Energy consisted of 10 senior-level professionals that will complement the Company's Energy and Water Consulting unit.

  Barrington Energy Partners, LLC is not associated with the Company's 1999 acquisition of The Barrington Consulting Group, Inc.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits. The following exhibits are filed with the Form 10-Q:

                 Exhibit 99.1 - Certification of Chief Executive Officer
                                Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
                 Exhibit 99.2 - Certification of Chief Financial Officer
                                Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)  Reports on Form 8-K

                 None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Navigant Consulting, Inc.

                                     /s/ William M. Goodyear
                             By: ---------------------------------
                                       William M. Goodyear
                                  Chairman and Chief Executive
                                             Officer

                                        /s/ Ben W. Perks
                             By: ---------------------------------
                                          Ben W. Perks
                                Executive Vice President and Chief
                                        Financial Officer

Date: August 14, 2002