Form 10-Q
period 2002-09-30
NAVIGANT CONSULTING INC
filed 2002-11-14
CIK 1019737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           As of and for the quarterly period ended September 30, 2002

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of November 14, 2002, 42.7 million shares of the Registrant's common stock, par value $.001 per share ("Common Stock"), were outstanding.

                         PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I--FINANCIAL INFORMATION
 Item 1.   Financial Statements .....................................................................   3
           Notes to Unaudited Consolidated Financial Statements .....................................   8
 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....  18
 Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...............................  24
 Item 4.   Controls and Procedures ..................................................................  24

PART II--OTHER INFORMATION
 Item 1.   Legal Proceedings ........................................................................  25
 Item 2.   Change in Securities .....................................................................  25
 Item 3.   Defaults Upon Senior Securities ..........................................................  25
 Item 4.   Submission of Matters to a Vote of Security Holders ......................................  25
 Item 5.   Other Events .............................................................................  25
 Item 6.   Exhibits and Reports on Form 8-K .........................................................  26
SIGNATURES ..........................................................................................  27
CERTIFICATIONS ......................................................................................  28

"Navigant" is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company's use of "Navigant" is made under license from Navigant International, Inc.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               September 30,      December 31,
                                                                                   2002               2001
                                                                          ------------------------------------
                           ASSETS                                               (Unaudited)
Current assets:
        Cash and cash equivalents                                                  $   6,607         $  35,950
        Accounts receivable, net                                                      66,037            52,412
        Prepaid expenses and other current assets                                      3,862             4,804
        Deferred income taxes                                                          6,790             5,611
                                                                          ------------------------------------
                     Total current assets                                             83,296            98,777

        Property and equipment, net                                                   19,881            20,648
        Goodwill and intangible assets, net                                           92,800            35,455
        Deferred income taxes                                                          2,913             2,445
        Other assets                                                                   1,367             1,501
                                                                          ------------------------------------
                     Total assets                                                  $ 200,257         $ 158,826
                                                                          ====================================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Bank borrowings                                                            $  11,100         $       -
        Accounts payable and accrued liabilities                                      11,434            13,779
        Accrued compensation related costs                                            12,528            14,798
        Income taxes payable                                                           8,738             8,191
        Other current liabilities                                                     11,673             8,453
                                                                          ------------------------------------
                     Total current liabilities                                        55,473            45,221

Other non-current liabilities                                                          2,178             1,500
                                                                          ------------------------------------
                     Total liabilities                                                57,651            46,721
                                                                          ------------------------------------

Stockholders' equity:
        Preferred stock                                                                    -                 -
        Common stock                                                                      47                44
        Additional paid-in capital                                                   366,792           353,234
        Deferred stock issuance (Note 7)                                               2,145                 -
        Deferred compensation - restricted stock                                      (1,865)           (4,504)
        Treasury stock                                                               (62,284)          (67,394)
        Accumulated deficit                                                         (162,155)         (169,214)
        Accumulated other comprehensive loss                                             (74)              (61)
                                                                          ------------------------------------
                     Total stockholders' equity                                      142,606           112,105
                                                                          ------------------------------------
                     Total liabilities and stockholders' equity                    $ 200,257         $ 158,826
                                                                          ====================================

   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                      Three months ended September 30,
                                                                           2002                2001
                                                                      -------------------------------
Revenues:
Financial & Claims Consulting revenues                                $   46,187          $   38,511
Energy & Water Consulting revenues                                        20,414              18,317
                                                                      ------------------------------
       Core revenues                                                      66,601              56,828
       Energy & Water Consulting - incremental revenues                        -                 300
                                                                      ------------------------------
             Total revenues                                               66,601              57,128
Cost of services:
       Consulting services expense                                        43,395              37,903
       VSRP cash compensation expense - consultants                            -               2,704
       Stock-based compensation credit - consultants (note 8)             (1,148)             (2,180)
                                                                      ------------------------------
             Total cost of services                                       42,247              38,427
                                                                      ------------------------------
Gross margin                                                              24,354              18,701
       General and administrative expenses                                15,794              13,925
       Depreciation expense                                                1,916               1,871
       Amortization expense (notes 4 and 5)                                  449               1,476
       VSRP cash compensation expense - other                                  -                 403
       Stock-based compensation credit - other (note 8)                     (379)               (771)
                                                                      ------------------------------
Operating income                                                           6,574               1,797
       Other income (expense), net                                           (43)                171
                                                                      ------------------------------
Income before income taxes                                                 6,531               1,968
       Income tax expense                                                  2,592               1,019
                                                                      ------------------------------
             Net income                                               $    3,939          $      949
                                                                      ==============================

Basic net income per share:                                           $     0.10          $     0.02
Shares used in computing basic net income per share                       40,774              38,466

Diluted net income per share:                                         $     0.09          $     0.02
Shares used in computing diluted net income per share                     42,583              40,952

Other comprehensive income:
Net income                                                            $    3,939          $      949
Foreign currency translation adjustment                                      (59)                118
                                                                      ------------------------------
             Comprehensive income                                     $    3,880          $    1,067
                                                                      ==============================


   See accompanying notes to the unaudited consolidated financial statements.

                   NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                            Nine months ended September 30,
                                                                                  2002            2001
                                                                           ---------------------------------
Revenues:
Financial & Claims Consulting revenues                                       $     133,519   $     109,635
Energy & Water Consulting revenues                                                  54,667          58,188
                                                                           ---------------------------------
     Core revenues                                                                 188,186         167,823
     Energy & Water Consulting - incremental revenues                                    -           9,560
                                                                           ---------------------------------
          Total revenues                                                           188,186         177,383
Cost of services:
     Consulting services expense                                                   122,984         114,406
     VSRP cash compensation expense - consultants                                        -          11,296
     Stock-based compensation expense - consultants (note 8)                         1,313           2,095
                                                                           ---------------------------------
          Total cost of services                                                   124,297         127,797
                                                                           ---------------------------------
Gross margin                                                                        63,889          49,586
     General and administrative expenses                                            44,827          42,372
     Depreciation expense                                                            5,754           5,229
     Amortization expense (notes 4 and 5)                                            1,235           4,218
     VSRP cash compensation expense - other                                              -           1,103
     Stock-based compensation expense - other (note 8)                                 356             333
     Restructuring costs                                                                 -           1,900
     Litigation and settlement provisions                                                -           5,700
                                                                           ---------------------------------
Operating income (loss)                                                             11,717         (11,269)
     Other income, net                                                                  63             794
                                                                           ---------------------------------
Income (loss) before income taxes                                                   11,780         (10,475)
     Income tax expense (benefit)                                                    4,721          (3,526)
                                                                           ---------------------------------
          Net income (loss)                                                  $       7,059   $      (6,949)
                                                                           =================================

Basic net income (loss) per share:                                           $        0.18          ($0.18)
Shares used in computing basic net income (loss) per share                          39,535          38,375

Diluted net income (loss) per share:                                         $        0.17          ($0.18)
Shares used in computing diluted net income (loss) per share                        41,690          38,375

Other comprehensive income (loss):
Net income (loss)                                                            $       7,059   $      (6,949)
Unrealized holding loss on securities:
     Unrealized holding loss arising during period                                    (108)              -
     Less: reclassification adjustment for gains included in net income               (100)              -
                                                                           ---------------------------------
     Total unrealized holding loss on securities                                      (208)              -
Foreign currency translation adjustment                                                195              98
                                                                           ---------------------------------
          Comprehensive income (loss)                                        $       7,046   $      (6,851)
                                                                           =================================

   See accompanying notes to the unaudited consolidated financial statements.

                    NAVIGANT CONSULTING, INC AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                Preferred Stock     Common Stock    Treasury Stock
                                                                                    Shares            Shares           Shares
Balance at January 1, 2002                                                               -             44,458         (5,758)
Comprehensive income (loss)                                                              -                  -              -
Issuance of common stock as part of purchase price of acquired businesses                -              1,465          1,404
Issuance of common stock under Employee Stock Purchase Plan                              -                 88              -
Exercise of stock options to purchase to common stock, including
    tax benefit of $0.4 million                                                          -                644             39
Purchase of common stock                                                                 -                  -           (289)
Vesting of restricted shares                                                             -                479              -
Amortization of restricted stock                                                         -                  -              -
Forfeitures of restricted stock grants                                                   -                  -              -
Stock-based compensation expense - stock options                                         -                  -              -
                                                                                ---------------------------------------------
Balance at September 30, 2002                                                            -             47,134         (4,604)
                                                                                =============================================

                                                                                 Preferred       Common
                                                                                 Stock Par      Stock Par     Additional Paid in
                                                                                   Value          Value             Capital
Balance at January 1, 2002                                                         $     -        $    44          $ 353,234
Comprehensive income (loss)                                                              -              -                  -
Issuance of common stock as part of purchase price of acquired businesses                -              1             10,868
Issuance of common stock under Employee Stock Purchase Plan                              -                               386
Exercise of stock options to purchase to common stock, including
    tax benefit of $0.4 million                                                          -              1              3,279
Purchase of common stock                                                                 -              -                  -
Vesting of restricted shares                                                             -              1                 (1)
Amortization of restricted stock                                                         -              -                  -
Forfeitures of restricted stock grants                                                   -              -             (1,332)
Stock-based compensation expense - stock options                                         -              -                358
                                                                               ----------------------------------------------
Balance at September 30, 2002                                                      $     -        $    47          $ 366,792
                                                                              ===============================================

                                                                                                    Deferred
                                                                                 Deferred         Compensation
                                                                                  Stock            Restricted       Treasury
                                                                                 Issuance            Stock         Stock Cost
Balance at January 1, 2002                                                         $     -        $   (4,504)      $ (67,394)
Comprehensive income (loss)                                                              -                 -               -
Issuance of common stock as part of purchase price of acquired businesses            2,145                 -           6,630
Issuance of common stock under Employee Stock Purchase Plan                              -                 -               -
Exercise of stock options to purchase to common stock, includin
    tax benefit of $0.4 million                                                          -                 -             140
Purchase of common stock                                                                 -                 -          (1,660)
Vesting of restricted shares                                                             -                 -               -
Amortization of restricted stock                                                         -             1,307               -
Forfeitures of restricted stock grants                                                   -             1,332               -
Stock-based compensation expense - stock options                                         -                 -               -
                                                                                ---------------------------------------------
Balance at September 30, 2002                                                      $ 2,145        $   (1,865)      $ (62,284)
                                                                                =============================================

                                                                                Accumulated
                                                                                   Other                               Total
                                                                                Comprehensive     Accumulated      Stockholders'
                                                                                    Loss            Deficit            Equity
Balance at January 1, 2002                                                         $   (61)       $ (169,214)      $ 112,105
Comprehensive income (loss)                                                            (13)            7,059           7,046
Issuance of common stock as part of purchase price of acquired businesses                -                 -          19,644
Issuance of common stock under Employee Stock Purchase Plan                              -                 -             386
Exercise of stock options to purchase to common stock, including
    tax benefit of $0.4 million                                                          -                 -           3,420
Purchase of common stock                                                                 -                 -          (1,660)
Vesting of restricted shares                                                             -                 -               -
Amortization of restricted stock                                                         -                 -           1,307
Forfeitures of restricted stock grants                                                   -                 -               -
Stock-based compensation expense - stock options                                         -                 -             358
                                                                                ----------------------------------------------
Balance at September 30, 2002                                                      $   (74)       $ (162,155)      $ 142,606
                                                                                ==============================================

   See accompanying notes to the unaudited consolidated financial statements.

                    NAVIGANT CONSULTING, INC AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Nine months ended September 30,
                                                                                  ----------------------------------------
                                                                                           2002                2001
                                                                                  ----------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                       $   7,059           $ (6,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities, net of acquisitions:
       Depreciation expense                                                                 5,754              5,229
       Amortization expense                                                                 1,235              4,218
       Stock-based compensation expense                                                     1,669              2,429
       Deferred income taxes                                                               (1,648)              (225)

       Changes in assets and liabilities:
              Accounts receivable                                                         (10,390)            (3,089)
              Prepaid expenses and other current assets                                     1,011             (1,756)
              Accounts payable and accrued liabilities                                     (2,041)            (3,053)
              Accrued compensation-related costs                                           (2,368)            (2,808)
              Income taxes                                                                    548             (2,146)
              Other current liabilities                                                    (2,443)            (2,680)
                                                                                  ----------------------------------
Net cash used in operating activities                                                      (1,614)           (10,830)

Cash flows from investing activities:
       Purchases of property and equipment                                                 (4,686)            (5,560)
       Acquisitions of businesses                                                         (32,655)            (7,335)
       Contingent acquistion payments                                                      (2,146)            (1,980)
       Payment of notes payable related to acquisition                                     (1,500)                 -
       Other, net                                                                              11               (254)
                                                                                  ----------------------------------
Net cash used in investing activities                                                     (40,976)           (15,129)

Cash flows from financing activities:
       Issuance of common stock                                                             3,807                902
       Stock repurchases                                                                   (1,660)            (3,360)
       Borrowings from bank                                                                11,100                  -
                                                                                  ----------------------------------
Net cash provided by (used in) financing activities                                        13,247             (2,458)
                                                                                  ----------------------------------
Net decrease in cash and cash equivalents                                                 (29,343)           (28,417)
Cash and cash equivalents at beginning of the period                                       35,950             48,798
                                                                                  ----------------------------------
Cash and cash equivalents at end of the period                                          $   6,607           $ 20,381
                                                                                  ==================================

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2001 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 22, 2002.

Note 2.  Acquisitions

Effective as of April 5, 2002, the Company acquired portions of Arthur D. Little, Inc.'s ("ADL") assets for $6.1 million cash at closing. The acquisition consisted of two consulting units, with approximately 30 consulting and administrative professionals that serve the energy industry.

On May 24, 2002, the Company acquired the assets of Financial Analytics Consulting Group, LLC ("FACG") for $6.3 million, which included $4.5 million cash at closing and 0.3 million shares of its common stock valued at $1.8 million at closing. In addition to the initial consideration value, the purchase agreements for FACG provide for additional payments in cash over the next two calendar years that are contingent on revenues generated and the attainment of certain gross margin targets. Any additional payments related to this contingency will be accounted for as goodwill. FACG was a management buyout from Arthur Andersen, LLP and consisted of 90 consulting and administrative professionals from five different Arthur Andersen practices. FACG has been acquired primarily to augment the Company's Financial & Claims Consulting business segment.

On June 19, 2002, the Company acquired the assets of Keevan Consulting, LLC ("Keevan") for $7.2 million, which included $4.0 million cash at closing, 0.4 million shares of its common stock valued at $2.7 million at closing, and $0.5 million cash payable in April 2003. In addition to the initial consideration value, the purchase agreement for Keevan provides for additional payments in cash and the Company's common stock over the next two and one half years from closing that are contingent on revenues generated and the attainment of certain gross margin targets. Any additional payments related to this contingency will be accounted for as goodwill. Keevan was a management buyout from Arthur Anderson, LLP and consisted of 38 consulting and administrative professionals. Keevan was acquired to enhance the construction and government contracts practice within the Company's Financial & Claims Consulting business segment.

On July 15, 2002, the Company acquired the assets of Barrington Energy Partners, LLC ("Barrington Energy") for $11.1 million, which included $4.8 million cash at closing, 0.7 million shares of its common stock valued at $4.8 million at closing, and $1.5 million cash payable on the first anniversary of the closing date. In addition to the initial consideration value, the purchase agreement for Barrington Energy provides for additional payments in cash and the Company's common stock over the next two and one half years from closing that are contingent on the attainment of certain performance targets. Any additional payments related to this contingency will be accounted for as goodwill. Barrington Energy consisted of 8 senior-level professionals and 6 other staff who complement the Company's Energy & Water Consulting unit. Barrington Energy Partners, LLC is not associated with the Company's 1999 acquisition of the Barrington Consulting Group, Inc.

Effective September 17, 2002, the Company acquired the assets of The Hunter Group ("Hunter") for $25.4 million, which included $10.2 million cash at closing, 1.5 million shares of its common stock valued at $8.2 million at closing, $0.5 million cash payable on April 1, 2003, and $6.5 million in its common stock payable in two equal installments on the first and second anniversary of the closing. If either seller or buyer elects, up to 67 percent of the $6.5 million deferred payment commitment is payable in cash and the remainder is payable in the Company's common stock. Accordingly, the Company accounted for this $6.5 million deferred payment as 67 percent liabilities and 33 percent deferred stock issuance. In addition to the initial consideration value, the purchase agreement for Hunter provides for additional payments in cash and the Company's stock over the next three years from closing that are contingent on the attainment of certain performance targets. Any additional payments related to this contingency will be accounted for as goodwill. Hunter consisted of 20 senior-level professionals and 40 additional staff that provide interim management and performance improvement consulting services to hospitals and healthcare systems. Hunter was acquired to significantly expand the Company's Financial & Claims' healthcare practice into additional sectors.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Hunter had occurred as of January 1, 2001, after giving effect to certain adjustments. The adjustments include the amortization, net of the related income tax, of goodwill and other intangibles related to the purchase price allocation, income tax provisions to convert Hunter's S-corporation status financial statements to C-corporation status, and the adjustment to shares for the shares issued in connection with the acquisition. As of January 1, 2002, the Company in accordance with SFAS 142 ceased the amortization of goodwill. As such, this unaudited pro forma information excludes any goodwill amortization expense for the periods in 2002. The information presented does not necessarily reflect the results of operations that would have occurred if the acquisition had been completed as of January 1, 2001, nor is it necessarily indicative of future results. The information is shown in thousands, except per share information.

                                                           Three months ended     Nine months ended
                                                              September 30,          September 30,
                                                           ------------------    ------------------
                                                              2002    2001          2002      2001
                                                           ------------------    ------------------
Total revenues ..........................................    $72,353 $63,119     $208,256 $196,524
Gross margin ............................................     26,700  20,725       69,973   55,933
Net income (loss) .......................................      5,118   1,584        9,974   (4,923)
Net income (loss) per diluted share .....................    $  0.12 $  0.04     $   0.23 $  (0.12)

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

The Energy & Water business segment provides a wide range of management consulting services to companies facing the challenges of the deregulating energy and water industries. Its services include strategy development, financial transaction support, operations support, regulatory advisement, technical analysis and engineering support.

The Company currently evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent between the periods. Transactions between segments have been eliminated. Information on the Company's operations for the three months and nine months ended September 30, 2002 and 2001 have been summarized as follows (shown in thousands):

                                                                                Three months                Nine months
                                                                             ended September 30,        ended September 30,
                                                                            --------------------       --------------------
                                                                               2002        2001         2002          2001
                                                                            ---------   --------       --------------------
Revenues:
  Financial & Claims Consulting ........................................   $  46,187    $ 38,511       $133,519    $109,635
  Energy & Water Consulting ............................................      20,414      18,317         54,667      58,188
                                                                            --------    --------        -------     -------
  Core revenues ........................................................      66,601      56,828        188,186     167,823
  Energy & Water Consulting - incremental revenues                                 -         300              -       9,560
                                                                            --------     -------        -------     -------
    Combined segment revenues ..........................................   $  66,601    $ 57,128       $188,186    $177,383
                                                                            ========     =======        =======     =======
Operating profit:
  Financial & Claims Consulting ........................................   $   5,441    $  4,654       $ 19,527    $ 13,360
  Energy & Water Consulting ............................................       1,971       1,849          2,165      11,234
                                                                            --------     -------        -------     -------
    Combined segment operating profit ..................................   $   7,412    $  6,503       $ 21,692    $ 24,594
                                                                            --------     -------        -------     -------

Operating Profit and Statement of Operations reconciliation:

Unallocated:
  Other non-recurring general and
   administrative expenses .............................................   $       -    $      -       $      -    $    380
  Acquisition-related compensation expense .............................           -       1,203              -       3,609
  VSRP cash compensation expense .......................................           -       3,107              -      12,399
  Depreciation expense .................................................       1,916       1,871          5,754       5,229
  Amortization expense .................................................         449       1,476          1,235       4,218
  Acquisition/integration costs ........................................           -           -          1,317           -
  Restructuring costs ..................................................           -           -              -       1,900
  Litigation and settlement provisions .................................           -           -              -       5,700
  Stock-based compensation expense .....................................      (1,527)     (2,951)         1,669       2,428
  Other expense (income) ...............................................          43        (171)           (63)       (794)
                                                                            --------     -------        -------     -------
    Sub-total ..........................................................         881       4,535          9,912      35,069
                                                                            --------     -------        -------     -------
Income (loss) before income tax expense ................................   $   6,531    $  1,968       $ 11,780    $(10,475)
                                                                            ========     =======        =======     =======

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Certain general and administrative expenses, which relate to general corporate costs, were allocated to operating segments on the basis of consulting fee revenues. Certain cost of services and general and administrative expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and included in the costs not allocated to segments, for comparative purposes.

For the nine months ended September 30, 2002, the Company incurred $1.3 million of costs related to the strategic review and integration of certain business acquisitions, which were not allocated to either operating segment.

For the nine months ended September 30, 2001, the Company incurred $0.4 million of personnel related costs, which were not allocated to either operating segment.

The following unaudited pro forma financial information presents the combined revenues and operating profits for each segment as if Hunter was acquired on January 1, 2001. Accordingly, the Financial & Claims Consulting segment includes Hunter. The pro forma financial information includes the reallocation of certain corporate costs, which have been reallocated based on the combined consulting fee revenues, including Hunter's revenues. The information presented does not necessarily reflect the segment revenues and operating profits that would have occurred had the acquisition been completed as of January 1, 2001, nor is it indicative of future results. The pro forma information for the three months and nine months ended September 30, 2002 and 2001 have been summarized as follows (shown in thousands):

                                                                               Three months           Nine months
                                                                            ended September 30,   ended September 30,
                                                                           --------------------  --------------------
                                                                             2002        2001      2002        2001
                                                                           ---------  ---------  --------    --------
Pro forma revenues:
  Financial & Claims Consulting .......................................    $  51,939  $  44,502  $153,589    $128,776
  Energy & Water Consulting ...........................................       20,414     18,317    54,667      58,188
                                                                           ---------  ---------  --------    --------
  Pro forma core revenues .............................................       72,353     62,819   208,256     186,964
  Energy & Water Consulting - incremental revenues ....................            -        300         -       9,560
                                                                           ---------  ---------  --------    --------
    Pro forma combined segment revenues ...............................    $  72,353  $  63,119  $208,256    $196,524
                                                                           =========  =========  ========    ========
Pro forma operating profit:
  Financial & Claims Consulting .......................................    $   7,285  $   6,224  $ 23,986    $ 18,333
  Energy & Water Consulting ...........................................        2,102      1,978     2,602      11,624
                                                                           ---------  ---------  --------    --------
    Pro forma combined segment
         operating profit .............................................    $   9,387  $   8,202  $ 26,588    $ 29,957
                                                                           =========  =========  ========    ========

Note 4. Goodwill and Intangible Assets

Goodwill and other intangible assets consisted of (shown in thousands):

                                                                                                  September 30,  December 31,
                                                                                                       2002         2001
                                                                                                  -------------  ------------
   Goodwill .................................................................................     $     94,838   $    36,758
   Less - accumulated amortization ..........................................................           (5,425)       (5,425)
                                                                                                  ------------   -----------
         Goodwill, net ......................................................................           89,413        31,333

   Intangible assets:
   Customer lists ...........................................................................            4,470         4,470
   Non-compete agreements ...................................................................            5,200         5,200
   Other ....................................................................................              500             -
                                                                                                  ------------   -----------
   Intangible assets, at cost ...............................................................           10,170         9,670
   Less: accumulated amortization ...........................................................           (6,783)       (5,548)
                                                                                                  ------------   -----------
          Intangible assets, net ............................................................            3,387         4,122
                                                                                                  ------------   -----------
          Goodwill and intangible assets, net ...............................................     $     92,800   $    35,455
                                                                                                  ============   ===========

In accordance with SFAS 142, the Company evaluated the goodwill assigned to each reporting unit for impairment, using the discounted cash flow valuation method. The Company concluded that there was no indication of goodwill impairment for either of the two reporting units. If indicators of impairment are deemed to be present, and future cash flows are not expected to be sufficient to recover the assets' carrying amounts, an impairment loss would be charged to expense in the period identified.

The Company made certain reclassifications of balances between goodwill and intangible assets. In accordance with SFAS 141, the Company reclassified the amounts previously allocated to employee workforce from intangible assets to goodwill. Previously, the Company amortized goodwill and intangible assets at a composite rate of seven years. The Company recalculated the accumulated amortization of goodwill and intangible assets using the specific amortization rates per class. Accordingly, the Company reclassified the specific accumulated amortization balances at December 31, 2001 for goodwill and intangible assets.

The Company reviewed the intangible assets' net book values and estimated useful lives by class. As of September 30, 2002, there was no impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives. The weighted average remaining lives of customer lists and non-compete agreements are approximately three and two years, respectively.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the period ended September 30, 2002 are as follows (shown in thousands):

                                                                            Financial       Energy
                                                                            & Claims       & Water
                                                                           Consulting     Consulting       Total
                                                                           ----------     ----------     ---------
Balance as of January 1, 2002 - Goodwill ..............................    $   30,631     $      702     $  31,333
Balance as of January 1, 2002 - Intangibles ...........................         3,983            139         4,122
                                                                           ----------     ----------     ---------
Balance as of January 1, 2002 - Total .................................        34,614            841        35,455

Goodwill acquired during year .........................................        41,031         17,049        58,080
Intangible assets acquired during year ................................           500              -           500

Less - amortization expense ...........................................        (1,186)          ( 49)       (1,235)
                                                                           ----------     ----------     ---------
Balance as of September 30, 2002 - Total ..............................    $   74,959     $   17,841     $  92,800
                                                                           ==========     ==========     =========

Goodwill and intangible assets:
Balance as of September 30, 2002 - Goodwill ...........................    $   71,662     $   17,751     $  89,413
Balance as of September 30, 2002 - Intangibles ........................         3,297             90         3,387
                                                                           ----------     ----------     ---------
Balance as of September 30, 2002 - Total ..............................    $   74,959     $   17,841     $  92,800
                                                                           ==========     ==========     =========

During the nine months ended September 30, 2002, the excess of the costs over the net assets of businesses acquired was $58.6 million, of which $58.1 million has been identified as goodwill. The Hunter acquisition, which occurred in September 2002, included $24.7 million in goodwill and $0.5 million in other intangibles. The purchase price allocation of goodwill and intangible assets for the Hunter acquisition was based upon a preliminary appraisal, as were the related estimated useful lives. The composite of the Barrington Energy, Keevan, FACG, ADL and other acquisition-related payments included $33.4 million in goodwill. The allocation of goodwill and intangible assets for these acquisition-related payments was based on management's judgment, as were the related estimated useful lives.

In connection with the acquisition of businesses acquired during the nine months ended September 30, 2002, the Company obtained non-competition and non-solicitation agreements from the newly-employed senior consultants as part of the consultants' employment agreements. For purchase price allocation purposes, the value of these non-competition and non-solicitation agreements is immaterial. The retention of the newly-employed senior consultants has been reasonably assured given their importance in achieving the contingency earn-out provisions of the purchase agreements. The contingency earn-out payments, if any, will be accounted for as goodwill when earned.

Total amortization expense for the three months and nine months ended September 30, 2002 was $0.4 million and $1.2 million, respectively. Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2001 based on intangible assets at September 30, 2002 (shown in thousands):

Year ending December 31,                                             Amount
------------------------                                          ------------
   2002 ......................................................    $   2,183
   2003 ......................................................        1,491
   2004 ......................................................          291
   2005 ......................................................          263
   2006 ......................................................          263
   Thereafter ................................................          131
                                                                  ---------
   Total                                                          $   4,622
                                                                  =========

Note 5.  Recent Accounting Pronouncements

As of January 1, 2002, the Company in accordance with SFAS 142 ceased the amortization of goodwill. Under SFAS 142, goodwill and certain other intangible assets deemed to have indefinite lives are no longer amortized, but subject to annual impairment tests. Other intangible assets with definite lives will continue to be amortized over their useful lives. The following unaudited financial information presents the combined results of operations for the three months and nine months ended September 30, 2002 and 2001 after the elimination of goodwill amortization expense, net of related income taxes (shown in thousands, except per share amounts):

                                                                            Three months ended   Nine months ended
                                                                               September 30,       September 30,
                                                                           -------------------   -----------------
                                                                             2002       2001      2002      2001
                                                                           --------   --------   -----------------
Net income (loss) .....................................................    $  3,939   $    949   $ 7,059   $(6,949)
Elimination of goodwill amortization
   expense, net of income taxes .......................................           -        681         -     1,916
                                                                           --------   --------   -------   -------
Adjusted net income (loss) ............................................    $  3,939   $  1,630   $ 7,059   $(5,033)
                                                                           ========   ========   =======   =======
Basic earnings per share:
Net income (loss) .....................................................    $   0.10   $   0.02   $  0.18   $ (0.18)
Elimination of goodwill amortization
   expense, net of income tax .........................................           -       0.02         -      0.05
                                                                           --------   --------   -------   -------
Adjusted basic net income (loss) per share. ...........................    $   0.10   $   0.04   $  0.18   $ (0.13)
                                                                           ========   ========   =======   =======

Diluted earnings per share:
Net income (loss) .....................................................    $   0.09   $   0.02   $  0.17   $ (0.18)
Elimination of goodwill amortization
   expense, net of income tax .........................................           -       0.02         -      0.05
                                                                           --------   --------   -------   -------
Adjusted diluted net income (loss) per share ..........................    $   0.09   $   0.04   $  0.17   $ (0.13)
                                                                           ========   ========   =======   =======

The following unaudited pro forma financial information for the three and nine months ended September 30, 2002 and 2001 presents the combined results of operations as if Hunter had been acquired on January 1, 2001, after the elimination of goodwill amortization expense, net of related income taxes (shown in thousands, except per share amounts):

                                                      Three months ended   Nine months ended
                                                         September 30,       September 30,
                                                     --------------------  -----------------
                                                       2002       2001      2002      2001
                                                     ---------- ---------  -----------------
Pro forma net income (loss) ......................   $  5,118   $  1,584   $ 9,974  $(4,923)
Elimination of goodwill amortization
   expense, net of income taxes ..................          -      1,056         -    3,041
                                                      -------   --------   -------   -------
Pro forma net income (loss) ......................   $  5,118   $  2,640   $ 9,974  $(1,882)
                                                      =======   ========   =======  ========
Pro forma basic earnings per share:
Pro forma net income (loss) ......................   $   0.12   $   0.04   $  0.24  $ (0.12)
Elimination of goodwill amortization
    expense, net of income tax ...................          -       0.03         -     0.07
                                                      -------   --------   -------   -------
Adjusted pro forma basic
       net income (loss) per share ...............   $   0.12   $   0.07   $  0.24  $ (0.05)
                                                      =======   ========   =======  ========

Pro forma diluted earnings per share:
Pro forma net income (loss) ......................   $   0.12   $   0.04   $  0.23  $ (0.12)
Elimination of goodwill amortization
    expense, net of income tax ...................          -       0.02         -     0.07
                                                      -------   --------   -------   -------
Adjusted pro forma diluted
       net income (loss) per share ...............   $   0.12   $   0.06   $  0.23  $ (0.05)
                                                      =======   ========   =======  ========

Note 6. Basic and Diluted Shares

The components of the weighted average basic and diluted shares (shown in thousands) were as follows:

                                                                          Three months ended             Nine months ended
                                                                             September 30,                 September 30,
                                                                       -------------------------------------------------------
                                                                        2002            2001               2002        2001
                                                                       -------------------------------------------------------
Basic weighted average shares outstanding ...........................   40,774        38,466              39,535      38,375
Employee stock options and restricted shares ........................    1,809         2,486               2,155           -
                                                                       -------        -------            -------      ------
Diluted weighted average shares outstanding .........................   42,583        40,952              41,690      38,375
                                                                       =======        =======            =======      ======

In January 2001, the Company issued 1.9 million restricted shares of common stock. As of September 30, 2002, 0.5 million restricted shares were still unvested and outstanding. These unvested restricted shares have voting rights but are excluded from the basic earnings per share calculation until vesting occurs.

For the nine months ended September 30, 2001, the weighted average effect of employee stock options and restricted shares was 3.0 million. However, the Company incurred a net loss in the period; therefore, those options were excluded from the calculation of diluted per share amounts.

Note 7.  Stockholders' equity

As part of the purchase price for the Hunter acquisition, the Company issued 1.5 million shares of its common stock valued at $8.2 million at closing. Also as part of the Hunter acquisition, the Company has a $6.5 million deferred stock payment payable in two equal installments on the first and second anniversary of the closing. If either seller or buyer elects, up to 67 percent of the $6.5 million deferred payment commitment is payable in cash and the remainder is payable in the Company's common stock. Accordingly, the Company accounted for this $6.5 million deferred payment as $4.4 million in liabilities and $2.1 million in deferred stock issuance.

During the nine months ended September 30, 2002, the Company issued a total of
0.7 million shares of its Company's common stock related to exercises of stock options and stock purchased under the Employee Stock Purchase Plan for $3.8 million, including tax benefits of $0.4 million.

In September 2002, 0.5 million shares of restricted stock vested. As of September 30, 2002, the balance in deferred compensation - restricted stock represents the 0.5 million shares outstanding as of September 30, 2002, and is scheduled to vest, subject to forfeiture, in September 2003. During the nine months ended September 30, 2002, the Company recorded $1.3 million related to restricted stock compensation.

In October 2000, the Board of Directors authorized the repurchase of up to 5.0 million shares of the Company's common stock. During the nine months ended September 30, 2002, the Company repurchased 0.3 million shares for $1.7 million. The Company has repurchased a total of 2.1 million shares for $9.1 million since October 2000.

As part of consideration for certain acquisitions, the Company issued a total of
1.4 million shares (valued at $9.3 million at closing) out of treasury stock during the nine months ended September 30, 2002.

Note 8.  Stock-based Compensation Expense (Credit)

Stock-based compensation expense (credit) is recorded for certain Value Sharing Retention Program ("VSRP") stock options, exchanged stock options and stock appreciation rights ("awards") that have been awarded to the Company's employees and are subject to variable accounting. Compensation expense (or credit) for these awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company's stock price above the grant prices. In addition, stock-based compensation expense includes the fixed compensation expense of restricted stock awards, in which expense is recorded on a straight-line basis over the vesting term for the valuation amount at grant date.

Total stock-based compensation expense (credit) consisted of the following (shown in thousands):

                                                  Three months        Nine months
                                               ended September 30,  ended  September 30,
                                               -------------------  --------------------
                                                 2002      2001       2002       2001
                                               --------- ---------  --------   ---------
VSRP stock options ........................   $  (  535) $ (1,582)  $    240    $   245
Exchanged stock options ...................      (  625)   (1,347)       118         29
Stock appreciation rights .................      (  294)   (  640)         4          -
Restricted stock ..........................      (   73)      618      1,307      2,083
Other .....................................           -         -          -         71
                                                -------   --------   -------    --------
    Total expense (credit) ................   $  (1,527) $ (2,951)  $  1,669    $ 2,428
                                                =======   ========   =======    ========

The following table shows the Company's beginning and ending stock prices used to compute the market valuation adjustment for variable accounting stock awards.

                                                          Stock prices
                                                          during period
                                                        -----------------
                                                         Beg.        End.
                                                        -----------------
Three months ended September 30, 2002 .........         $6.99       $5.52
Three months ended September 30, 2001 .........         $8.20       $3.71

Nine months ended September 30, 2002 ..........         $5.50       $5.52
Nine months ended September 30, 2001 ..........         $3.81       $3.71

For the three months ended September 30, 2002 and 2001, the Company recorded total stock-based compensation credit of $1.5 million and $3.0 million, respectively, which is primarily related to the valuation decrease of the stock awards as the Company's stock price decreased $1.47 per share and $4.49 per share, respectively. The second installment of the restricted stock grants vested on September 1, 2002, and the cumulative restricted stock vested is 1.1 million shares, with 0.5 million shares scheduled to vest, subject to forfeiture, on September 1, 2003.

For the nine months ended September 30, 2002 and 2001, the Company record total stock-based compensation expense of $1.7 million and $2.4 million, respectively, which is primarily related to compensation expense for restricted stock.

Note 9.  Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

                                                     September 30,  December 31,
                                                         2002           2001
                                                     -------------  ------------
   Billed amounts ................................     $ 53,854       $ 41,814
   Engagements in process ........................       22,486         20,546
   Allowance for uncollectible accounts ..........      (10,303)        (9,948)
                                                     -------------  ------------
                                                       $ 66,037       $ 52,412
                                                     =============  ============

Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month's services.

Note 10. Supplemental Consolidated Cash Flow Information

Total interest paid during the nine months ended September 30, 2002 and 2001 was $0.4 million and $0.2 million, respectively. Total income taxes paid during the nine months ended September 30, 2002 and 2001 were $5.8 million and $2.5 million, respectively.

The Company had non-cash investing activities during the nine months ended September 30, 2002. The Company entered into deferred cash payment commitments as part of the purchase price for certain acquisitions. These deferred cash payments consist of $1.5 million for the Barrington Energy acquisition, $0.5 million for the Keevan acquisition, and $0.5 million for the Hunter acquisition.

In addition, as part of the purchase price for the Hunter acquisition, the Company entered into a $6.5 million deferred payment payable, wherein up to 67 percent of the obligation is payable in cash and the remainder is payable in the Company's common stock. Accordingly, the Company accounted for this deferred payment as 67 percent liabilities and 33 percent deferred stock issuance. The Company issued a total of 2.8 million shares of its common stock, valued at $17.5 million, in conjunction with the acquisitions of Keevan, FACG, Barrington Energy and Hunter. (See Note 2, "Acquisitions"). The Company also incurred a $0.4 million obligation for the purchase of computer software.

The Company had non-cash investing activities during the nine months ended September 30, 2001. The Company issued $3.0 million in notes payable in the Barba-Arkhon acquisition and had a $0.6 million deferred purchase price payment obligation related to the Chambers acquisition. The Company incurred $0.7 million of capital lease obligations for the purchase of new computer equipment.

For the nine months ended September 30, 2002 and 2001, the Company recorded $1.3 million and $2.1 million, respectively, for deferred compensation expense related to restricted stock.

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

Results of Continuing Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of total revenues:

                                                                     Three months ended  Nine months ended
                                                                        September 30,      September 30,
                                                                     ------------------- ------------------
                                                                       2002     2001       2002    2001
                                                                     ------------------- ------------------
  Revenues:
  Financial & Claims Consulting revenues ...........................    69.4%    67.4%      71.0%   61.8%
  Energy & Water Consulting revenues ...............................    30.6     32.1       29.0    32.8
                                                                       -----    -----      -----   -----
  Core revenues ....................................................   100.0     99.5      100.0    94.6
  Energy & Water Consulting - incremental revenues .................       -      0.5          -     5.4
                                                                       -----    -----      -----   -----
Total revenues .....................................................   100.0%   100.0%     100.0%  100.0%
Cost of services:
  Consulting services expense ......................................    65.1     66.4       65.3    64.5
  VSRP cash compensation expense - consultants .....................       -      4.7          -     6.4
  Stock-based compensation expense (credit) - consultants ..........    (1.7)    (3.8)       0.7     1.2
                                                                       -----    -----      -----   -----
       Total cost of services ......................................    63.4     67.3       66.0    72.1
                                                                       -----    -----      -----   -----
Gross margin .......................................................    36.6     32.7       34.0    27.9
  General and administrative expenses ..............................    23.7     24.4       23.8    23.9
  Depreciation expense .............................................     2.9      3.3        3.1     2.9
  Amortization expense .............................................     0.7      2.6        0.7     2.4
  VSRP cash compensation expense - other ...........................       -      0.7        0.0     0.6
  Stock-based compensation expense (credit) - other ................    (0.6)    (1.4)       0.2     0.2
  Restructuring costs ..............................................       -        -          -     1.1
  Litigation and settlement provision ..............................       -        -          -     3.2
                                                                       -----    -----      -----   -----
Operating income (loss) ............................................     9.9      3.1        6.2    (6.4)
  Other income (loss), net .........................................    (0.1)     0.3          -     0.5
                                                                       -----    -----      -----   -----
Income (loss) before income taxes ..................................     9.8      3.4        6.2    (5.9)
  Income tax expense (benefit) .....................................     3.9      1.7        2.5    (2.0)
                                                                       -----    -----      -----   -----
Net income (loss) ..................................................     5.9%     1.7%       3.7%   (3.9)%
                                                                       =====    =====      =====   =====

2002 Compared to 2001 - For the three months and nine months ended September 30, 2002 and 2001.

Revenues. Total revenues consist of core revenues and success fee revenues. Core revenues are primarily a function of billable hours, consultant headcount and billable project-related expenses, that are primarily billed on a time and material basis. Billable project-related expenses include travel costs, subcontractor services and materials recoverable under the terms of contracts. Success fees revenues are incremental revenues, which are earned once a certain contractual objective, if any, has been attained on the closing of an engagement and are recorded on a percentage of completion basis.

For the three months and nine months ended September 30, 2002, total revenues were $66.6 million and $188.2 million, respectively, compared to $57.1 million and $177.4 million for the comparable periods in 2001, which represent increases in total revenues of 16.6 percent and 6.1 percent, respectively. For the three months and nine months ended September 30, 2002, core revenues increased 17.2 percent and 12.1 percent, respectively, from the $56.8 million and $167.8 million recorded in the comparable periods in 2001. The Company posted an upward trend in quarterly total revenues for the three quarters ended September 30, 2002, whereas for the same quarterly period in 2001 there was a downward trend in quarterly total revenues. The increases in total revenues and upward trend in quarterly total revenues for the year 2002 are primarily attributed to an increase in the consulting staff, billable hours and billable project-related expenses. The Company has increased its employee base from a combination of new hires and business acquisitions. For the three months and nine months ended September 30, 2002, billable hours increased 4.9 percent and 9.9 percent, respectively, when compared to the comparable periods in 2001. Another factor in the increase in total revenues is the increase in average total revenue per consultant, which is reflective of bill rate increases, the higher bill rates related to consultants of certain recent acquired businesses and the increase in billable project-related expenses. Certain recent acquired businesses employ senior level professionals, whose specialties merit higher bill rates than the Company's average bill rates.

Consulting Services Expense. Consulting services expense includes consultant wages and benefits, direct project-related expenses and client development expenses.

For the three months and nine months ended September 30, 2002, consulting services expense was $43.4 million and $123.0 million, respectively, compared to $37.9 million and $114.4 million, respectively, for the comparable periods in 2001, which represents increases in consulting service expense of 14.5 percent and 7.5 percent, respectively. The increases are primarily attributed to an increase in consultant payroll expense, which is related to an increase in headcount due to new hires and acquisitions. In addition, the Company had an increase in billable project-related material costs.

For the nine months ended September 30, 2002, consulting services expense included $0.8 million in costs associated with the acquisition and integration of acquired businesses during the second quarter 2002. For the three and nine months ended September 30, 2001, consulting service expense included $1.2 million and $3.6 million, respectively, of acquisition compensation expense related to the employment provisions of the Barrington Consulting Group, Inc. purchase agreement. When excluding the aforementioned expense in the periods discussed, consulting services expense would have been $43.4 million and $122.2 million for the three months and nine months ended September 30, 2002, respectively, compared to $36.7 million and $110.8 million, respectively, for the comparable periods in 2001, which represent increases in adjusted consulting services expense of 18.3 percent and 10.3 percent, respectively.

VSRP Cash Compensation Expense - Consultants. VSRP ("Value Sharing Retention Program") cash compensation expense is the cash compensation component of the Value Sharing Retention Program that was adopted in September 2000. The cash compensation portion of Value Sharing Retention Program was paid out over a one-year term that commenced in September 2000 and ended in September 2001, and the expense was recorded over that period. For the three months and nine months ended September 30, 2001, VSRP cash compensation expense was $2.7 million and $11.3 million, respectively. There was no expense for the three months and nine months ended September 30, 2002.

Stock-based Compensation Expense (Credit) - Consultants. Stock-based compensation expense (credit)- consultants includes non-cash compensation expense related to restricted shares, exchanged stock options and VSRP stock options awarded to the Company's consultants. Stock-based compensation expense is recorded for VSRP stock options and exchanged stock options that are subjected to variable accounting. Compensation expense (credit) for these awards is recorded, on a cumulative basis, for the increase (decrease) in the Company's stock price above the exercise prices. Similarly, stock-based compensation expense (credit) is recorded for stock appreciation rights for the cumulative valuation increase (decrease) from the Company's stock price above the grant price. In addition, stock-based compensation expense is recorded for restricted shares, in which the fixed compensation expense is recorded on a straight-line basis over the vesting term for the valuation at grant date. Due to the Company's stock price volatility, the measurement of compensation expense for variable accounting awards causes stock-based compensation to fluctuate from period to period. In addition, forfeiture of certain awards distorts comparability of periods.

For the three months and nine months ended September 30, 2002, the Company recorded stock-based compensation credit of $1.1 million and an expense of $1.3 million, respectively, compared to a credit of $2.2 million and an expense of $2.1 million for the comparable periods in 2001.

General and Administrative Expenses. General and administrative expenses include corporate management and administrative wages and benefits, facility-related costs, bad debt provisions, corporate professional fees, and all other corporate and business support costs.

For the three months and nine months ended September 30, 2002, general and administrative expenses were $15.8 million and $44.8 million, respectively, compared to $13.9 million and $42.4 million for the comparable periods in 2001. General and administrative expenses increased for these periods primarily due to additional facility-related costs to support the headcount growth and to support the geographic reach of the Company. As of September 30, 2002, the Company had approximately 50 offices compared to about 40 offices a year ago. Some of these offices were added through the acquisition of businesses. The Company believes it can consolidate certain offices and may choose not to renew certain leases in the future in order to reduce costs. For all periods compared, general and administrative expenses were approximately 23 percent to 24 percent of total revenues. These percentages are above the Company's target of 20 percent to 21 percent of total revenues. The Company believes that it will benefit from economies of scale as recent acquisitions become fully integrated and revenues increase.

Depreciation Expense. For the three months and nine months ended September 30, 2002, depreciation expense was $1.9 million and $5.8 million, respectively, compared to $1.9 million and $5.2 million for the comparable periods in 2001. The increase in depreciation expense is primarily attributed to depreciation recorded on new capital purchases consisting of computer equipment and costs related to configuration of certain offices to accommodate newly acquired businesses.

Amortization Expense. For the three months and nine months ended September 30, 2002, amortization expense was $0.5 million and $1.2 million, respectively, compared to $1.5 million and $4.2 million for the comparable periods in 2001. The Company adopted SFAS 142 in 2002. In accordance with SFAS 142, goodwill is no longer subject to amortization but subject to annual impairment testing. The decrease in amortization expense from 2001 to 2002 results from not having any goodwill amortization for 2002.

Other Income (Expense), Net. Other income (expense) includes the net of interest income, interest expense and other non-operating income and expenses. With the exception of the nine month period ended September 30, 2001, other income for the periods compared was nil. For the nine months ended September 30, 2001, other income was $0.8 million and consisted primarily of interest income realized for the cash holdings obtained from sales proceeds of several dispositions in 2000. The Company expects other income, net, to result in an expense in the short-term future as the Company pays interest expense on its bank borrowings.

Income Tax Expense (Benefit). The Company's income tax rate for the three months and nine months ended September 30, 2002 was 39.7 percent and 40.0 percent, respectively. These rates differ from the effective rates of the three months and nine months ended September 30, 2001, primarily because portions of the goodwill amortization recorded in 2001 were not deductible for income tax purposes.

Human Capital

The Company had 1,047 consultants as of September 30, 2002, a net increase of 55 consultants since the beginning of year. The increase includes approximately 230 consultants from business acquisitions, which was offset by higher than normal attrition principally related to the termination of personnel in underperforming practices.

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

In order to secure new non-solicitation agreements for those consultants who have agreements that expire in November 2002, the Company has implemented a predominantly stock-based retention program ("leadership program") for key leaders in both of the Company's business segments, using the Company's existing Long-Term Incentive Program authorization. The program provides for individual purchases over five years of up to 1.2 million restricted stock units with an equal accompanying match of 1.2 million restricted stock units, as well as additional cash compensation of up to $4.5 million over three years, in return for the adoption of industry standard non-solicitation.

In the Financial & Claims business segment, the Company has been successful in securing participation in the leadership program and has obtained non-solicitation restrictions from over 90% of the key leaders that were offered participation The Company expects similar acceptance in the Energy & Water segment.

Liquidity and Capital Resources

Summary

The Company had approximately $6.6 million in cash and cash equivalents at September 30, 2002, compared to $36.0 million at December 31, 2001. The Company's cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturities of 90 days or less.

Working capital, the excess of current assets over current liabilities, at September 30, 2002 was $27.8 million, compared to $53.6 million at December 31, 2001. The decrease in working capital is primarily related to the use of cash to finance business acquisitions during the nine months ended September 30, 2002, and to pay for other acquisition-related obligations.

The Company calculates accounts receivable days sales outstanding ("DSO") on a gross basis by dividing the net accounts receivable balance at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking net quarter revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 89 days at September 30, 2002, compared to 81 days at December 31, 2001. The Company's DSO target is 80 days or lower. The Company is exploring changes in certain billing and collection methodologies to lower DSO.

Cash Flow

Net cash used by operating activities was $1.6 million for the nine months ended September 30, 2002. The primary reason for the operating cash outflow is related to the increase in DSO. This increase in DSO from the beginning of the year is primarily attributed to the increase in accounts receivable caused by the increase in revenues for the quarter ended September 30, 2002 over the fourth quarter ended December 31, 2001. Additionally, certain recent acquisitions have projects that have not completed their initial sales turnover cycle as of September 30, 2002, thereby creating increasing working capital needs within the quarter.

Net cash used in investing activities was $40.9 million, primarily due to acquisition-related transactions. The Company paid $32.7 million in cash for businesses acquired during the nine months ended September 30, 2002. The Company paid a $2.1 million obligation related to the PENTA purchase agreement and $1.5 million as the first installment of notes payable issued with respect to the Barba-Arkhon purchase agreement.

In addition, the Company used $4.7 million for capital spending to support personnel and services and to configure certain offices to accommodate newly acquired businesses and other new hires.

Net cash provided by financing activities was $13.2 million. The Company borrowed $11.1 million from its line of credit facility and received net cash and related tax benefits of $3.8 million as a result of stock options exercised and stock purchased by employees. The Company used $1.7 million to purchase 0.3 million shares of its common stock.

Debt, Commitments and Capital Expenditures

As of September 30, 2002, the Company maintained a $35.0 million unsecured revolving line of credit arrangement with LaSalle Bank. The line of credit bore interest at prime or LIBOR plus an additional percentage based on the latest covenant ratios. Under the agreement, the Company may borrow a maximum amount of up to 85 percent of eligible accounts receivable. Based on the balances at September 30, 2002, the Company may borrow a maximum amount of up to $35.0 million. The agreement contains certain covenants, the most restrictive of which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the terms of the agreement as of September 30, 2002 and December 31, 2001. As of September 30, 2002, the Company had a balance outstanding of $11.1 million under its line of credit facility. The Company did not have a balance outstanding under the line of credit at December 31, 2001.

In November 2002, the Company entered into a new revolving line of credit agreement for $50.0 million, with the ability to increase the amount up to $75.0 million over the term of the three year agreement. A consortium between the LaSalle Bank, N.A., the Company's primary banker, and US Bank, N.A. agreed to finance the new revolving line of credit agreement. The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the new revolving line of credit agreement bear interest based, at the Company's option, on either (1) the higher of the prime rate or the federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR). The new agreement contains similar covenants as the former agreement, which require the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. There were no other substantive changes in the terms and conditions in the new agreement. The Company entered into the new line of credit agreement primarily to extend the expiration date and to maintain flexibility for potential acquisitions of businesses and general business needs.

The Company had $3.0 million in notes payable under the Barba-Arkhon purchase agreement due in two equal annual installments on March 1, 2002 and 2003. The Company paid the first annual installment of $1.5 million on March 1, 2002. The second installment is due on March 1, 2003 and bears interest at a 6 percent annual percentage rate payable on a quarterly basis.

As of September 30, 2002, the Company had a total of $9.2 million in deferred purchase price obligation payable in cash and its common stock. As of September 30, 2002, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases.

The Company believes that the current cash and cash equivalents, the future cash flows from operations and the $50.0 million line of credit facility provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company were to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

Contingencies

During the next three years, the Company is subject to pay additional purchase price amounts that are part of the consideration for certain purchase agreements. The payments, if any, are contingent on the achievement of certain revenue and gross margin targets reached by the consultants of the acquired businesses. The Company believes that it will have sufficient funds to satisfy obligations, if any, related to the contingent consideration. The Company expects to fund these contingent payments, if any, from the cash generated from the operations of these acquired businesses.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition Policies

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. From time to time, the Company also earns incremental revenues, commonly referred to as "success fees" based on the successful closing of client asset sales. These success fee amounts are generally contingent on a specific event, after which revenue is recognized on the percentage of completion method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company's general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of September 30, 2002, the Company's investments were primarily limited to `A' rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Due to these instruments being readily marketable, an immediate rise in interest rates would not have a material effect on the Company financial position or operating results. If interest rates average 25 basis points less in fiscal year 2002 than they did in 2001, the Company's interest income will decrease by $0.1 million on an annualized basis. This amount is determined by considering the impact of this hypothetical interest rate on the Company's investment portfolio at September 30, 2002. The Company does not expect any loss with respect to its investment portfolio.

The Company's market risk associated with its line of credit relates to changes in interest rates. Borrowings under the new line of credit agreement bear interest based, at the Company's option, on either the higher of the prime rate or the federal fund rate plus 0.5 percent, or London Interbank Offered Rate (LIBOR). Based on the line of credit balance as of September 30, 2002, a substantial rise in interest rates would have a material effect on the Company's financial position and operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

Other than the second installment of the Barba-Arkhon notes payable, the line of credit obligation and certain deferred purchase price obligations, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial at this time in relation to the Company's consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report, the registrants carried out an evaluation, under the supervision and with the participation of the registrants' management, including the registrants' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants' disclosure controls and procedures pursuant to Rule 12a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants' disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants' periodic SEC filings.

(b) Change in internal controls.

There were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, in 2000 the Company and two former officers were named as defendants in a complaint entitled Klein v. Navigant Consulting, Inc. et al. This action is now pending in California state court. The plaintiffs, a former employee and shareholder, his wife and their family trust, allege that in 1999 the defendants improperly prevented them from hedging approximately 40,000 shares of the Company's stock. They seek compensatory and punitive damages from defendants based on various theories. The Company is vigorously defending this action, which is currently scheduled for mediation in December 2002 and trial in May 2003.

In October 2002, the Company filed a complaint against two former employees in the United States District Court for the Northern District of Texas entitled, Navigant Consulting Inc. v. Wilkinson et al. This complaint was amended in November 2002 to include another former employee. The complaint seeks to protect the Company's intellectual property rights in certain proprietary software and to enforce certain provisions of its former employees' confidentiality and non-solicitation agreements. The Company is seeking declaratory and injunctive relief, compensatory and punitive damages and attorneys' fees on various legal theories, including misappropriation of trade secrets, conversion, breach of contract, and breach of fiduciary duties. In November, defendant filed an answer and a counterclaim for defamation. The Company believes that the counterclaim is without merit.

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


Item 2. Changes in Securities

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Events

The Company has extended two tender offers to its employees, which includes the exchange of options subject to variable accounting for restricted stock and the purchase of options with exercise prices significantly above the Company's stock market price, for cash. The offers are expected to reduce the open-ended effects of variable accounting and the volatile impact on the Company's statement of operations, as well as provide the Company additional flexibility under its existing Long-Term Incentive Plan (LTIP). Both tender offers commenced on October 4, 2002 and the expiration date was extended to November 4, 2002. As a part of the purchase offer, 0.1 million options were repurchased for an amount of $0.2 million. The exchange offer recovered 1.1 million options that were replaced by 0.8 million restricted shares with a value of $4.0 million at the date of grant.

Item 6. Exhibits and Reports on Form 8-K.


(a)  Exhibits. The following exhibits are filed with the Form 10-Q:

                Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                Exhibit 99.2 - Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

        (1) A Form 8-K dated September 23, 2002 and filed October 7, 2002 reporting under Item 2 of Form 8-K the acquisition of The Hunter Group and reporting under Item 7 of Form 8-K the financial statements of the business acquired.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Navigant Consulting, Inc.

                                         By:     /s/ William M. Goodyear
                                             -----------------------------------
                                                   William M. Goodyear
                                              Chairman and Chief Executive
                                                         Officer

                                         By:        /s/ Ben W. Perks
                                             -----------------------------------
                                                      Ben W. Perks
                                            Executive Vice President and Chief
                                                    Financial Officer

Date: November 14, 2002

                                 CERTIFICATIONS

I, William M. Goodyear, Chairman and Chief Executive Officer of Navigant Consulting, Inc. (the "Company"), certify that:

   1. I have reviewed this quarterly report on Form 10-Q of the Company;

   2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

   4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

   6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ William M. Goodyear
-----------------------------------------------

William M. Goodyear
Chairman and Chief Executive Officer

I, Ben W. Perks, Chairman and Chief Executive Officer of Navigant Consulting, Inc. (the "Company"), certify that:

   1. I have reviewed this quarterly report on Form 10-Q of the Company;

   2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

   4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

   6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/  Ben W. Perks
---------------------------------------------------------------

Ben W. Perks
Executive Vice President and Chief Financial Officer