Form 10-K
period 2002-12-31
NAVIGANT CONSULTING INC
filed 2003-03-14
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

As of and for the year ended December 31, 2002

OR

☐

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☒    NO  ☐

As of March 10, 2003, 42.8 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 10, 2003, was approximately $235.4 million. The Registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on April 24, 2003, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Statements included in this report are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation those relating to the Company’s future business prospects, revenues, working capital, liquidity, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1.     Business.

General

Navigant Consulting, Inc. (the “Company” or “NCI”) is a specialized, independent consulting firm providing litigation, financial, restructuring, strategic and operational consulting services to government agencies, legal counsel, and companies facing the challenges of uncertainty, risk and distress. The Company focuses on industries undergoing substantial regulatory or structural change.

The Company is a Delaware corporation headquartered in Chicago, Illinois. The Company’s executive office is located at 615 North Wabash Avenue, Chicago, Illinois 60611. Its telephone number is (312) 573-5600. The Company’s common stock is traded on the New York Stock Exchange under the symbol NCI.

“Navigant” is a service mark of Navigant International, Inc. NCI is not affiliated, associated, or in any way connected with Navigant International, Inc. and NCI’s use of “Navigant” is made under license from Navigant International, Inc.

(a) General Development of Business

The Company had its initial public offering in 1996. The Company had three subsequent public offerings, one in 1997 and two in 1998. From 1996 to 1999, the Company acquired twenty-four consulting firms. During 1999 and 2000, the Company replaced its management team and the new team, currently in office, subsequently implemented a major realignment of the Company. During 2000, the Company completed three large strategic divestitures, which eliminated three former business segments: Economic & Policy Consulting, Strategic Consulting and IT Solutions. In addition, the Company shut down or sold a number of other businesses that had been unprofitable or were not deemed complementary to its current business structure. During 2001 and 2002, the Company acquired two and five consulting firms, respectively, that were deemed complementary to its current businesses. The most significant 2002 acquisition, Hunter & Associates Management Services, Inc. (“Hunter”), requires the Company to furnish pro forma financial information which has been included in the notes to consolidated financial statements.

The Company’s current business structure consists of two business segments: Financial & Claims Consulting and Energy & Water Consulting. Each business segment has direct responsibility and accountability for its decisions, costs and profits. The Company’s consultants have the autonomy and authority to seek, engage and complete assignments. This business model and the Company’s experience, reputation and industry focus enable it to compete effectively in the business and professional services consulting marketplace.

(b) Financial Information about industry segments

Segment operating revenues and segment operating profits (together with a reconciliation to operating income) attributable to each segment for each of the last three years are set forth in Note 4 in the notes of the Company’s consolidated financial statements.

The relative percentages of operating revenue attributable to each segment were as follows:

	2002	2001	2000
Financial & Claims Consulting	71.2%	63.1%	61.8%
Energy & Water Consulting	28.8%	36.9%	38.2%

The relative percentages of operating profits attributable to each segment were as follows:

	2002	2001	2000
Financial & Claims Consulting	87.5%	58.1%	65.7%
Energy & Water Consulting	12.5%	41.9%	34.3%

Segment operating profits as a percentage of segment revenue were as follows:

	2002	2001	2000
Financial & Claims Consulting	14.2%	12.6%	16.4%
Energy & Water Consulting	5.0%	15.5%	13.9%
Total segment operating profit	11.5%	13.6%	15.4%

The information presented above does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain operating expenses, which relate to general corporate costs, were allocated to operating segments on the basis of core revenues. Certain operating expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and are included in the costs not allocated to segments, for comparative purposes.

(c) Narrative description of business

Overview

The Company markets its services directly to senior and mid-level executives. A variety of business development and marketing channels are used to communicate directly with current and prospective clients, including on-site presentations, industry seminars and industry-specific articles. New engagements are sought and won by the Company’s senior and mid- level consultants. Future performance will continue to depend on the consultants’ ability to win new engagements.

A significant portion of new business arises from prior client engagements. In addition, the Company seeks to leverage the client relationships in one business segment to cross sell existing services provided by the other segment. Clients frequently expand the scope of engagements during delivery to include follow-on complementary activities. Also, on-site presence affords the Company’s consultants the opportunity to become aware of, and to help define, additional project opportunities as they are identified.

The Company derives substantially all of its revenues from professional services. Over the last three years, a substantial majority of the Company’s revenues have been generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billing, which are contingent on the attainment of certain contractual objectives, typically related to the closing of a sale of a client’s assets. Such incremental revenues are commonly referred to as “success fees”; they may cause significant variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is consulting services expense, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, and direct project-related expenses. Consultant compensation consists of salaries and performance bonuses. The consultants’ salaries, including bonuses, are competitive with industry standards. The performance bonuses are structured to reward improving business performance. The Company also compensates certain employees through equity based programs. Direct project-related expenses consist of travel-related costs, independent subcontractor fees, and material costs. The direct project-related expenses are typically recoverable under the terms of contracts and are billed to the clients. Project personnel are typically employed on a full-time basis, although independent subcontractors supplement project personnel as needed. Independent subcontractors are typically retained for specific client engagements on a task-specific, per diem basis during the period their expertise or skills are required. Retaining subcontractors on a per-engagement basis provides the Company with greater flexibility in adjusting project personnel levels in response to changes in demand for its services.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses include primarily office rent of the Company’s 38 offices.

Service Offerings

The Company provides wide and varied service offerings to its broad client base. The Company considers the following to be the Company’s key service offerings: litigation support and investigative accounting services, claims management and analysis, corporate restructuring services, discovery services, financial and transaction advisory services, government contracting, and operations advisory and management services.

Industry Sectors

The Company provides services to and focuses on industries undergoing substantial regulatory or structural change. The Company’s service offerings are relevant to most industries and the public sector. However, the Company has significant industry-specific knowledge and a robust client base in the construction, energy, financial services and healthcare industries. Additionally, the Company has a strong presence in the public sector, including federal, state and local governmental agencies. The Company has a long history of work for defendants, insurers and reinsurers in the asbestos and other product liability fields. Many of the Company’s engagements involve working in conjunction with the legal counsel of our clients.

The Company will continue to evaluate the industries that fit the Company’s focus and may add additional industry sectors in the future.

Human Capital

As of December 31, 2002, the Company had 1,368 employees, including 1,015 billable consultants. Success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, the Company employs internal recruiters, retains executive search firms, and utilizes personal and business contacts to recruit professionals with significant industry-specific consulting experience. Consultants are drawn from the industries the Company serves, accounting and other consulting organizations, and top rated colleges and universities. The Company seeks to retain its consultants by offering competitive packages of base and incentive compensation, equity ownership and benefits.

Revenues are primarily generated from services performed by the Company’s professional consultants. Future performance will continue to depend, in large part, upon the Company’s ability to attract and retain highly skilled professionals possessing appropriate skills.

Independent contractors supplement the Company’s consultants on certain engagements. The Company believes that the practice of retaining independent contractors on a per-engagement basis provides greater flexibility in adjusting professional personnel levels in response to changes in demand for the Company’s professional services.

In addition to the employees and independent contractors discussed above, the Company has acquired and seeks to acquire consulting businesses to both add highly skilled professionals and expand the services offered by the Company. Some of the acquired businesses were direct competitors to the Company, while others had been retained as independent contractors to supplement certain engagements. The Company believes that the practice of acquiring consulting businesses to gain certain consultants and consulting capabilities strengthens its marketability, market share and overall operating results.

In connection with certain consultants’ employment and compensation agreements from both recruitment and business acquisitions, the Company obtains non-solicitation covenants from senior and mid-level consultants. Most of these covenants have restrictions, preventing solicitation of clients and employees, that extend generally 12 months beyond the employees’ termination date. The Company employs these contractual agreements to reduce the risk of attrition and to safeguard the Company’s existing clients and projects from departing employees.

In order to secure new non-solicitation agreements for those consultants hired before 2000 with current agreements that would have expired by year-end 2002, the Company successfully implemented and executed, in the fourth quarter of 2002, a predominantly stock-based retention program, the Management Stock Purchase Program (“MSPP”), for key leaders in both of the Company’s business segments, using the Company’s existing Long-Term Incentive Program authorization. (See Note 10 to the consolidated financial statements for additional information about the MSPP.).

The Company continually monitors and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash bonus, and other cash and equity incentives from certain Company programs, to ensure both that the consultants’ compensation is competitive within the industry and that the Company has the opportunity to achieve target profitability levels. The Company’s bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts, if needed, those bill rates according to the supply and demand of the then-current market conditions within the various industry segments served by the Company.

Competition

The market for consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management consulting firms, as well as the national accounting firms, and other local, regional, national and international firms. Many of these companies are global in scope and have greater personnel, financial, technical and marketing resources than the Company. The Company believes that its experience, reputation, industry focus and range of services will enable it to compete effectively in the consulting marketplace.

(d) Other Matters

Concentration of Revenues

There were no clients that accounted for more than 10 percent of the Company’s total revenues for the year ended December 31, 2002. One client from the Energy & Water Consulting segment accounted for more than 5 percent of the Company’s total revenues for the years ended December 31, 2002 and 2001. There were no clients that accounted for more than 5 percent of the Company’s total revenues for the year ended December 31, 2000. Revenues earned from the Company’s top 20 clients amounted to 39 percent, 42 percent and 39 percent of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The existence and identity of the Company’s largest clients may change from year to year.

Business Risks

In addition to other information contained in this Annual Report on Form 10-K and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating the Company and its business. Such factors could have a significant impact on the Company’s business, operating results and financial condition.

The Company relies heavily on its consulting staff and management team. The Company’s inability to retain highly skilled professionals, coupled with departures of a significant number of senior employees, could have a material adverse effect on the Company.

The Company’s common stock price may fall and any investment in the Company may be materially affected. Any long-term decline in the common stock would impair the Company’s ability to use equity-based compensation to attract, retain and motivate key employees.

The Company uses equity-based compensation as a portion of senior and mid-level consultants’ overall compensation package. Equity-based compensation is being used to help align the interests of its employees and stockholders, but complete alignment is difficult to achieve. Compensation and retention related issues represent a continuing challenge for the Company.

Specialized systems and processes have been developed by the Company and provide a competitive advantage in servicing current clients and obtaining new clients. This intellectual capital is the property of Navigant Consulting, Inc. and the unauthorized use could have a materially adverse impact on the Company’s business. Additionally, many of the Company’s service offerings rely on technology that is subject to rapid change.

The Company’s intellectual capital in certain service offering may be rendered obsolete due to new governmental regulation. A new governmental regulation could allow a competitor a significant advantage before the Company is able to adapt to new updated service demands.

The Company must manage growth from both organically expanding services and the acquisitions of complementary consulting firms. This growth and integration of acquisitions may cause strain on our management team and our systems. The strain on management from rapid growth or unsuccessful integration of these businesses could have a material adverse effect on the future profitability of the Company.

The Company’s return of capital may not materialize on certain business acquisitions. The Company also may pay a substantial premium on certain business acquisitions to remain competitive. The financing of these acquisitions through cash or common stock could impair liquidity or cause significant stock dilution.

The Company’s engagements are usually relatively short-term in comparison to its office-related expenses and other infrastructure commitments. The Company’s inability to continually replace a significant portion of its current engagements would have an adverse effect on the Company’s ability to meet its current and future commitments.

The Company maintains a revolving line of credit agreement to help fund short-term and long-term cash requirements from normal operations. This agreement contains certain covenants requiring, among other things, a minimum level of earnings. Poor performance of the Company could cause the Company to be in default of these existing covenants. Additionally, the Company cannot be certain that it will be able to raise capital or obtain debt financing to execute future acquisitions or to meet required working capital needs.

If the financial condition of the Company’s clients were to deteriorate resulting in an impairment of their ability to make payments, additional allowances for uncollectability would likely be required.

The professional reputation of the Company and its professionals is critical to the Company’s ability to successfully compete for new client engagements and attract or retain professionals. Any factors that damage our professional reputation could have a material adverse effect on the Company’s business.

The Company is subject to the risk of professional liability. The Company’s consultants engage in complex analyses in which the exercise of professional judgment is critical. If services are not performed to the client’s satisfaction, the client may threaten or bring a lawsuit against the Company, claiming the Company performed negligently or breached its obligation to the client. In certain cases there is a potential that persons other than clients may bring claims against the Company. A claim against the Company could exceed the limits of the Company’s insurance coverage and could damage the Company’s reputation.

Legislative changes affecting our clients, our competitors, or our staff could have an impact on business. An example of this is the Sarbanes-Oxley Act of 2002, which limits the services that public accounting firms are permitted to provide to their audit clients. The Company is not a public accounting firm and therefore is not subject to such restrictions. Changes to the Sarbanes-Oxley Act or rules promulgated thereunder, as well as other legislation could have an impact on the Company’s business.

International Operations

The Company has an international presence with offices in the United Kingdom and Canada. In addition, the Company has clients based in the United States of America that have international operations. No country, other than the United States of America, accounted for more than 5 percent of the Company’s total revenues for the three years ended December 31, 2002, 2001 and 2000.

Available Information

The Company maintains an Internet website at http://www.navigantconsulting.com, that includes a hypertext link to a website maintained by a third-party, where the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC.

Item 2.     Properties.

The Company owns a 16,500 square foot building located in Chicago, Illinois, which is used as the Company’s executive office. In addition to the executive office, the Company has 38 operating leases for office facilities in 34 cities worldwide. Additional space may be required as the business expands geographically, but the Company believes it will be able to obtain suitable space as needed. Principal offices are located in the following cities:

Albany, New York	Fairfield, Connecticut	Pittsburgh, Pennsylvania
Atlanta, Georgia	Glendale, California	Princeton, New Jersey
Austin, Texas	Houston, Texas	Richmond, Virginia
Bakersfield, California	London, United Kingdom	Sacramento, California
Baltimore, Maryland	Los Angeles, California	San Francisco, California
Boston, Massachusetts	Mt. Laurel, New Jersey	Tampa, Florida
Burlington, Massachusetts	Nashville, Tennessee	Toronto, Canada
Chicago, Illinois	New York, New York	Vienna, Virginia
Dallas, Texas	Philadelphia, Pennsylvania	Washington, D.C.
Denver, Colorado	Phoenix, Arizona	Wilmington, Delaware

Item 3.     Legal Proceedings.

As previously disclosed, in August 2000, the Company agreed to settle for $23.0 million the consolidated shareholder class actions (the “Consolidated Class Actions”). The Company’s contribution to the settlement was $16.5 million, with the insurance companies contributing $6.5 million. The federal district court approved this settlement in March 2001. The Company subsequently recovered from one of its insurers an additional contribution of $4.0 million, which it agreed to share with the class on a 50/50 basis, net of the Company’s costs. All settlement funds were paid into escrow pending final resolution of appeals and distribution issues. In July 2002 the last pending appeal was resolved. In February 2003, the federal district court entered an order authorizing the distribution of all settlement funds.

In February 2003, the Company agreed to settle, without any admission of liability, a previously disclosed lawsuit entitled Klein v. Navigant Consulting, Inc. et al. for a payment of $1.35 million. The plaintiff had opted out of the settlement of the Consolidated Shareholder Class Actions. There are no other opt out lawsuits remaining.

As previously disclosed, in October 2002, the Company filed a complaint against two former employees in the United States District Court for the Northern District of Texas entitled, Navigant Consulting Inc. v. Wilkinson et al. In November 2002, the Company amended its complaint to add as a defendant a third former employee, Sharon Taulman. The complaint, as amended, seeks to protect the Company’s intellectual property rights in certain proprietary software and to enforce certain provisions of its former employees’ confidentiality and non-solicitation agreements. The Company is seeking declaratory and injunctive relief, compensatory and punitive damages, and attorneys’ fees on various legal theories, including misappropriation of trade secrets, conversion, breach of contract, and breach of fiduciary duties. The defendants have counter-claimed for defamation and for breach of contract based on the Company’s refusal to permit the defendants to exercise certain employee stock options.

As previously disclosed, in November 2001, the Company was informed that the Securities and Exchange Commission (“SEC”) has initiated a formal investigation, through the Chicago office of its Division of Enforcement, as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company is cooperating fully with the SEC.

As previously disclosed, in November 2000, the Company was served with a lawsuit filed in the Circuit Court of Cook County, Illinois by two former officers, Steven J. Denari and Charles A. Demirjian. The lawsuit named as defendants the Company, three of its directors, and its auditors, KPMG LLP. The lawsuit seeks compensatory and punitive damages from the defendants based on various legal theories, including defamation. The Company is defending this lawsuit vigorously. In an independent action, the Company is pursuing collection of approximately $3.0 million plus interest from Mr. Demirjian, who borrowed money from the Company to purchase the Company’s common stock and has, to date, declined to repay the money borrowed.

From time to time, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not Applicable.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 10, 2003:

Name	Office	Age
William M. Goodyear	Chairman of Board and Chief Executive Officer	54
Ben W. Perks	Executive Vice President and Chief Financial Officer	61
Philip P. Steptoe	Vice President, General Counsel and Secretary	51

William M. Goodyear, 54, has served as Chairman of the Board and Chief Executive Officer of the Company since May 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. He was President of the Bank of America’s Global Private Bank until January 1999. Mr. Goodyear received his Masters in Business Administration degree, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame. He holds the Certified Public Accountant designation.

Ben W. Perks, 61, has served as Executive Vice President and Chief Financial Officer since May 2000. Prior to joining the Company, Mr. Perks was a senior Chicago partner in the Financial Advisory Services Group with PricewaterhouseCoopers LLP. With PricewaterhouseCoopers and Price Waterhouse LLP, he had more than 32 years of professional services experience, including 22 years as an audit and consulting partner, providing financial reporting, accounting, auditing, tax, economic and litigation consulting services to clients. Mr. Perks received his Professional Accounting Program degree from Northwestern University’s J.L. Kellogg Graduate School of Management, his Juris Doctor (law) degree and Masters in Business Administration degree from the University of Cincinnati, and his Bachelor’s degree from Denison University. He is a Certified Public Accountant, a Certified Fraud Examiner, and a member of the American Institute of Certified Public Accountants and the American Bar Association.

Philip P. Steptoe, 51, has served as Vice President, General Counsel and Secretary since February 2000. Previously, Mr. Steptoe was a partner with the national law firm of Sidley & Austin (now Sidley, Austin, Brown & Wood). Prior to joining Sidley in 1988, he was a partner in the Chicago law firm of Isham, Lincoln & Beale. During 1994 to 1995, he served for four months as Acting General Counsel for Orange and Rockland Utilities, Inc., a New York electric and gas utility. Mr. Steptoe earned his A.B. degree in Physics from Princeton University and his Juris Doctor (law) degree from the University of Virginia.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters.

Market Information

The shares of common stock of the Company are traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low
2002
Fourth quarter	$6.09	$3.75
Third quarter	$6.80	$5.06
Second quarter	$6.99	$6.15
First quarter	$6.63	$4.68

2001
Fourth quarter	$5.50	$3.20
Third quarter	$7.52	$3.24
Second quarter	$8.20	$5.92
First quarter	$7.15	$3.75

Holders

As of March 10, 2003, there were approximately 450 holders of record of shares of common stock of the Company.

Distributions

The Company has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

Sale of Unregistered Securities

During the years ended December 31, 2000, 2001 and 2002, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares	Purchaser or “Recipient”	Consideration(a)	Exemption Claimed
October 31, 2001	Common Stock	136,500	Former stockholder of Boston Management Resources, Inc.	All outstanding shares of Boston Management Resources, Inc.	Section 4(2)

May 24, 2002	Common Stock	276,448	Financial Analytics Consulting Group, LLC	Substantially all of the assets of Financial Analytics Consulting Group, LLC	Section 4(2)

June 19, 2002	Common Stock	410,828	Keevan Consulting Group, LLC	Substantially all of the assets of Keevan Consulting Group, LLC	Section 4(2)

July 10, 2002	Common Stock	716,953	Barrington Energy Partners, LLC	Substantially all of the assets of Barrington Energy Partners, LLC	Section 4(2)

July 24, 2002	Common Stock	91,408	GCR, LLC	Substantially all of the assets of GCR, LLC	Section 4(2)

September 23, 2002	Common Stock	1,464,547	Hunter & Associates Management Services, Inc.	Substantially all of the assets of Hunter & Associates Management Services, Inc.	Section 4(2)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

Item 6.     Selected Financial Data.

The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report. The amounts are shown in thousands, except for per share data.

	For the years ended December 31, (1)
	2002	2001	2000	1999	1998
Revenues
Core revenues	$258,020	$224,552	$236,654	$218,041	$202,582
Incremental revenues	—	11,028	7,975	1,450	—

Total revenues	258,020	235,580	244,629	219,491	202,582
Operating expenses (credits):
Consulting services expense	168,836	152,007	158,720	142,965	122,040
General and administrative expenses	60,721	55,413	59,846	58,742	43,194
Depreciation expense	7,651	7,118	6,797	9,550	3,858
Amortization expense	2,373	5,700	4,573	900	—
Stock-based compensation expense	3,401	3,812	492	3,850	—
Restructuring costs and merger-related costs (credits)	(500)	1,900	10,229	(881)	7,370
Litigation and settlement provisions	750	5,700	16,500	2,335	—
VSRP cash compensation expense	—	12,399	6,357	—	—

Operating income (loss) from continuing operations	14,788	(8,469)	(18,885)	2,030	26,120
Other income (loss), net	(19)	874	(1,666)	(2,653)	2,053

Income (loss) from continuing operations before income taxes	14,769	(7,595)	(20,551)	(623)	28,173
Income tax expense (benefit) (2)	5,908	(2,284)	(6,194)	1,534	19,920

Net income (loss) from continuing operations	8,861	(5,311)	(14,357)	(2,157)	8,253

Income (loss) from discontinued operations, net of income taxes	—	—	(10,193)	(12,465)	7,328
Loss on dispositions of discontinued operations, net of income taxes	—	—	(155,003)	—	—

Net income (loss)	$8,861	$(5,311)	$(179,553)	$(14,622)	$15,581

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.22	$(0.14)	$(0.35)	$(0.05)	$0.23
Net income (loss) from discontinued operations	$—	$—	$(0.25)	$(0.30)	$0.20
Loss on dispositions of discontinued operations	$—	$—	$(3.79)	$0.00	$—
Net income (loss)	$0.22	$(0.14)	$(4.39)	$(0.35)	$0.43
Shares used in computing net income (loss) per basic share	40,350	38,439	40,895	41,601	36,476
Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.21	$(0.14)	$(0.35)	$(0.05)	$0.22
Net income (loss) from discontinued operations	$—	$—	$(0.25)	$(0.30)	$0.19
Loss on dispositions of discontinued operations	$—	$—	$(3.79)	$—	$—
Net income (loss)	$0.21	$(0.14)	$(4.39)	$(0.35)	$0.41
Shares used in computing net income (loss) per diluted share	42,670	38,439	40,895	41,601	37,707

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$8,109	$35,950	$48,798	$42,345	$119,704
Working capital	$25,910	$53,556	$63,656	$67,598	$146,509
Total assets	$201,204	$158,826	$163,482	$414,676	$230,517
Long-term debt, less current portion	$4,418	$1,500	$—	$—	$—
Total stockholders’ equity	$144,295	$112,105	$115,725	$300,669	$164,904
Cash dividends declared per common share	N/A	N/A	N/A	N/A	N/A

(1)	The amounts above have been restated as described in Note 17 to the Consolidated Financial Statements. Certain business segments that have previously been presented in revenues and expenses were discontinued in 2000 and were reclassified as discontinued operations. As a result, certain revenues and expenses for the years 1999 and 1998 have been reclassified to “Loss from discontinued operations, net of income taxes.”

(2)	Certain operating subsidiaries previously were not subject to federal income taxation. The provision for income taxes for the year ended December 31, 1998 reflects a one-time, non-cash charge of $7.2 million resulting from the conversion of a subsidiary of the Company from the modified cash basis to the accrual basis for tax purposes.

(3)	In December 1997, the Company acquired two small businesses that were accounted for on a pooling of interests basis. In conjunction with the restructuring of the Company’s operations in the second quarter of 2000, these two entities were shut down. In late 2002, the Company determined that these acquisitions should have been recorded using the purchase accounting method. However, the impact of applying such method of accounting is not material to the Company’s financial statements, and revision of previously issued financial information is not required, in light of the following factors: (a) because the entities were shut down in 2000, changes in financial information primarily would have affected amounts reported for discontinued operations in 1998 through 2000; (b) for all periods subsequent to the second quarter of 2000, there would be no impact on previously reported financial information; (c) there will be no impact on future financial reporting.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

The Company is a specialized, independent consulting firm providing litigation, financial, restructuring, strategic and operational consulting services to government agencies, legal counsel, and large companies facing the challenges of uncertainty, risk and distress.

The Company derives substantially all of its revenues from professional services. Over the last three years, a substantial majority of the Company’s revenues have been generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billing, which are contingent on the attainment of certain contractual objectives, typically related to the closing of a sale of a client’s assets. Such incremental revenues are commonly referred to as “success fees”; they may cause significant variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is consulting services expense, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, and direct project-related expenses. Consultant compensation consists of salaries and performance bonuses. The consultants’ salaries, including bonuses, are competitive to industry standards. The performance bonuses are structured to reward higher business performance. The Company also compensates certain employees through equity based programs. Direct project-related expenses consist of travel-related costs, independent subcontractor fees, and material costs. The direct project-related expenses are typically recoverable under the terms of contracts and are billed to the clients. Consulting personnel are typically employed on a full-time basis, although independent subcontractors supplement consulting personnel as needed. Independent subcontractors are retained for specific client engagements on a task-specific, per diem basis during the period their expertise or skills are required. Retaining subcontractors on a per-engagement basis provides the Company with greater flexibility in adjusting consulting personnel levels in response to changes in demand for its services.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support projects. Office related expenses include primarily office rent of the Company’s 38 offices.

In addition, the Company has several structured compensation and retention programs in which consultants’ compensation graduates at certain levels from cash compensation to stock-based compensation.

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

Revenue Recognition Policies

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. From time to time, the Company also earns incremental revenues, commonly referred to as “success fees”, such as based on the successful closing of the sale of a client’s assets. These success fees amounts are generally contingent on a specific event, after which revenues are recognized on the percentage of completion method.

Determinations of Accounts Receivable Realization

The Company maintains allowances for doubtful accounts for estimated losses based on the Company’s review and assessment of its clients’ ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of a client were to deteriorate resulting in an impairment of the client’s ability to make payments, additional allowances might be required.

Valuation of Net Deferred Tax Assets

The Company has recorded net deferred tax assets as it expects to realize future tax benefits related to the utilization of these assets. Although the Company has experienced net losses in recent years prior to 2002, no valuation allowance has been recorded related to these deferred tax assets because management believes that it is more likely than not that future taxable income will be sufficient to realize the future tax benefits. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, it would need to establish an allowance which would be recorded as a charge to income in the period in which such determination is made.

Acquisitions and Divestitures

2002 Acquisitions:

Effective as of April 5, 2002, the Company acquired portions of Arthur D. Little, Inc.’s assets for $6.1 million cash at closing. The acquisition consisted of two consulting units, with approximately 30 consulting and administrative professionals that primarily serve the energy and public sector industries.

On May 24, 2002, the Company acquired the assets of Financial Analytics Consulting Group, LLC (“FACG”) for $6.3 million, which consisted of $4.5 million cash at closing and 0.3 million shares of its common stock valued at $1.8 million at closing. In addition to the initial consideration, the purchase agreements for FACG provide for additional payments in cash over the two full calendar years after closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. Any additional payments related to this contingency will be accounted for as goodwill. FACG was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of 90 consulting and administrative professionals from five different Arthur Andersen practices. FACG was acquired primarily to augment the Company’s litigation support and investigation services offerings.

On June 19, 2002, the Company acquired the assets of Keevan Consulting, LLC (“Keevan”) for $7.2 million, which consisted of $4.0 million cash at closing, 0.4 million shares of its common stock valued at $2.7 million at closing, and $0.5 million cash payable in April 2003. In addition to the initial consideration, the purchase agreement for Keevan provides for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. Any additional payments related to this contingency will be accounted for as goodwill. Keevan was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of 38 consulting and administrative professionals. Keevan was acquired to enhance the Company’s government contracts services offering.

On July 15, 2002, the Company acquired the assets of Barrington Energy Partners, LLC (“Barrington Energy”) for $11.1 million, which consisted of $4.8 million cash at closing, 0.7 million shares of its common stock valued at $4.8 million at closing, and $1.5 million cash payable on the first anniversary of the closing date. In addition to the initial consideration, the purchase agreement for Barrington Energy provides for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on the attainment of certain performance thresholds. Any additional payments related to this contingency will be accounted for as goodwill. Barrington Energy consisted of eight senior-level professionals and six other staff whom complement the Company’s energy industry sector and primarily provide financial and transaction advisory service offerings. Barrington Energy Partners, LLC is not associated with the Company’s 1999 acquisition of the Barrington Consulting Group, Inc.

Effective September 17, 2002, the Company acquired the assets of Hunter & Associates Management Services, Inc. (“Hunter”) for $25.4 million, which consisted of $10.2 million cash at closing, 1.5 million shares of its common stock valued at $8.2 million at closing, $0.5 million cash payable on April 1, 2003, and $6.5 million in its common stock payable in two equal installments on the first and second anniversary of the closing. If either seller or buyer elects, up to 67 percent of the $6.5 million deferred payment would be paid in cash and the remainder would be paid in the Company’s common stock. Accordingly, the Company accounted for this $6.5 million deferred payment obligation as 67 percent liabilities and 33 percent deferred stock issuance. In addition to the initial consideration, the purchase agreement for Hunter provides for additional payments in cash and the Company’s common stock over the three years following closing that are contingent on the attainment of certain performance targets. Any additional payments related to this contingency will be accounted for as goodwill. Hunter consisted of 20 senior-level professionals and 40 additional staff that provide a comprehensive range of performance improvement services to hospitals and healthcare systems, including physician practices and provider owner-managed care organizations. Hunter also provides interim executive-level management services as well as consulting services related to hospital restructurings. Hunter was acquired to significantly expand the Company’s service offerings within the healthcare industry.

All of the Company’s 2002 acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

2001 Acquisitions:

On March 1, 2001, the Company acquired the assets of Barba-Arkhon International, Inc. (“Barba-Arkhon”) for $8.3 million, which consisted of $5.3 million cash at closing and $3.0 million notes payable, which bear interest at 6 percent due in two equal annual installments. Barba-Arkhon provides project program management and claims analysis services for construction, governmental and institutional projects. Engagements include delay and disruption claims analysis for dispute resolution, damage valuation, litigation support and technical analysis for projects involving transportation infrastructure, environmental and industrial facilities, power plants and commercial buildings.

On July 2, 2001, the Company acquired the common stock of Chambers Associates, Inc. (“Chambers”) for $2.7 million, which consisted of $2.1 million cash at closing and $0.6 million cash due within 18 months of closing. The purchase agreement for Chambers also provides for additional payments through December 31, 2003 contingent on attainment of certain revenue targets. Chambers provides public policy analysis, strategic planning and litigation support services to a wide range of clients. Engagements include economic and financial research to analyze the impact of current or proposed legislation or regulation; advocacy support for certain health, tax, energy and environmental legislative issues; and analysis and estimation of claim values and expert testimony in product liability, medical malpractice, bankruptcy and other litigation cases. Chambers was acquired to augment the services within its asbestos claims and mass tort litigation expertise. In addition, Chambers’ energy and environmental legislative expertise are expected to provide cross-selling opportunities to clients in the energy industry.

The 2001 acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

2000 Acquisitions:

There were no acquisitions of businesses during 2000.

2000 Divestitures:

As part of a major realignment, the Company completed three large strategic divestitures during 2000 (see Note 17 to the Consolidated Financial Statements). In addition, the Company shut down or sold a number of other subsidiaries that had been unprofitable or were not deemed complementary to its current core operations.

In July 2000, the Company sold the assets of GeoData Solutions, Inc. (“GeoData”) for $9.0 million in cash. As part of the disposition agreement, the Company retained all accounts receivable, which had a net realizable value of approximately $4.1 million at July 1, 2000. In September 2000, the Company sold the assets of LECG, Inc. (“LECG”), for $45.0 million, principally in cash and notes receivable plus other contingent payments, to a team of senior LECG professionals in a management buy-out. Also in September 2000, the assets of American Corporate Resources (“ACR”) were sold for $1.4 million in cash. In October 2000, the Company completed a nontaxable exchange of the stock of Strategic Decisions Group (“SDG”) for the Company’s common stock valued at the time of closing at approximately $6.2 million. In addition, the Company received $16.0 million in cash related to this transaction. The assets of Glaze Creek Partners LLC were included in the SDG transaction.

In June 2000, the Company shut down the operations of Triad International through employee terminations and sold certain Triad International assets to the remaining employees. The purchaser assumed certain liabilities in connection with this disposition. In consideration for the sale, the Company is eligible to receive up to $4.0 million in contingent deferred payments over four years following the disposition date.

During the third and fourth quarters of 2000, the Company shut down the operations of Saraswati Systems Corporation (“SSC”), The Vision Trust Marketing Group, LLC (“VTM”), Dowling and Associates, Inc. (“Dowling”) and Scope International, Inc. (“Scope”). During the fourth quarter of 2000, the Company decided to discontinue the operations of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY. These operations were subsequently sold in the first quarter 2001 for nominal cash value and future contingent deferred payments. The Company has received less than $0.1 million through December 31, 2002.

The Company’s statements of operations have been restated for the divestitures of LECG, SDG, GeoData, SSC, Dowling, Triad International, Inc., Brooks International AB, Brooks International SARL and SPRL, Brooks International Consulting OY, and Glaze Creek Partners for all applicable periods presented. The revenues and expenses of these companies are included in “Income (loss) from discontinued operations, net of income taxes” for all periods presented after the dates of acquisition and through the dates of disposal. The divestitures of Scope, VTM and ACR were not part of discontinued operations and their operating results are included in continuing operations for all periods since the dates of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of total revenues:

	Years ended December 31,
	2002	2001	2000
Revenues:
Core revenues	100.0%	95.3%	96.7%
Incremental revenues	—	4.7	3.3

Total revenues	100.0%	100.0%	100.0%
Operating expenses (credits):
Consulting services expense	65.4	64.5	64.9
General and administrative expenses	23.5	23.5	24.5
Depreciation expense	3.0	3.0	2.7
Amortization expense	1.0	2.4	1.9
Stock-based compensation expense	1.3	1.6	0.1
Restructuring cost (credits)	(0.2)	0.8	4.2
Litigation and settlement provisions	0.3	2.4	6.7
VSRP cash compensation expense	—	5.3	2.6

Operating income (loss) from continuing operations	5.7	(3.5)	(7.6)
Other income (loss), net	—	0.3	(0.7)

Income (loss) from continuing operations before income taxes	5.7	(3.2)	(8.3)
Income tax expense (benefit)	2.3	(0.9)	(2.5)

Net income (loss) from continuing operations	3.4	(2.3)	(5.8)

Loss from discontinued operations, net of income taxes	—	—	(4.2)
Loss on dispositions of discontinued operations, net of income taxes	—	—	(63.4)

Net income (loss)	3.4%	(2.3)%	(73.4)%

Results of Operations—2002 compared to 2001

Revenues. Total revenues consist of core revenues and incremental revenues. Core revenues are primarily a function of billable hours, consultant headcount and billable project-related expenses, that are primarily billed on a time and expense basis. Billable project-related expenses include travel costs, subcontractor services and materials recoverable under the terms of contracts. Incremental revenues are commonly referred to as success fee revenues, which are earned contingent on the attainment of certain contractual objectives, typically related to the closing of a sale of a client’s assets and are recorded on a percentage of completion basis. The Company typically engages in these types of engagements with certain of its energy clients from time to time.

Core revenues generated in 2002 increased $33.4 million, or 14.9 percent, when compared to $224.6 million in 2001. Included in the core revenues increase were $6.4 million of revenues related to increased billable project-related expenses. Excluding billable project related expense in 2002 and 2001, core revenues increased by $27.0 million, or 13.7 percent.

The Company has increased its employee base from a combination of new hires and business acquisitions. When comparing the year 2002 to 2001, the average number of consultants employed during the year was 7.6 percent higher, resulting in an increase in billable hours of 7.5 percent. The Company has maintained consistency in its bill rates and utilization rate, which averaged approximately 66 percent in both years compared. These were the significant contributing factors that related to the increase in revenues in 2002.

Total revenues increased $22.4 million, or 9.5 percent, to $258.0 million in the year ended December 31, 2002, compared to $235.6 million in 2001. Incremental revenues (success fees) totaled $11.0 million in 2001 and there were no incremental revenues in 2002.

Consulting Services Expense. Consulting services expense includes consultant compensation and benefits, direct project-related expenses and client development expenses.

Consulting services expense increased $16.8 million, or 11.1 percent, to $168.8 million in the year ended December 31, 2002, compared to $152.0 million in 2001. The most significant reason for the increase in consulting services expense were additional consultant compensation expense related to the higher headcount. The consulting services expense increase included an increase of $6.4 million in direct project-related expenses.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, allowances for doubtful accounts receivable, professional administrative services, and all other corporate support costs.

General and administrative expenses increased $5.3 million, or 9.6 percent, to $60.7 million in the year ended December 31, 2002, compared to $55.4 million in 2001. The most significant increases were related to facility-related costs and administrative wages. Facility-related costs increased to support the headcount growth and to support the geographic reach of the Company. The Company has 38 offices, which are used to support its employee base. Some of the offices currently used were added through acquisitions of businesses. The Company believes it can consolidate certain offices and may choose not to renew certain leases in the future in order to reduce costs. Another reason for the increase in general and administrative expenses relates to professional services, primarily legal fees and compensation-related consulting services. The Company expects these professional service expenses to decline in future years. General and administrative expenses, as a percentage of core revenues, declined over the years. As a percentage of core revenues, general and administrative expenses were 25.3 percent, 24.7 percent and 23.5 percent for the years ended December 31, 2000, 2001, and 2002, respectively. The Company believes through optimal scaling that general and administrative expenses can be reduced to a rate of 20 percent to 21 percent of core revenues.

Depreciation Expense. Depreciation expense includes depreciation of the costs of computer equipment, office furniture and equipment, software and leasehold improvements.

Depreciation expense increased $0.6 million to $7.7 million in the year ended December 31, 2002 compared to $7.1 million in 2001. The increase in depreciation expense is primarily attributed to depreciation recorded on new capital purchases consisting of computer equipment and costs related to configuration of certain offices to accommodate newly acquired businesses.

Amortization Expense. Amortization expense includes amortization of the costs of goodwill and intangible assets, including customer lists, covenants not-to-compete and trade name. In accordance with SFAS 142, which the Company adopted in 2002, goodwill is no longer subject to amortization beginning in 2002, but is subject to annual impairment testing.

Amortization expense decreased $3.3 million, to $2.4 million in the year ended December 31, 2002, compared to $5.7 million in 2001. The decrease in amortization expense from 2002 to 2001 results from not having any goodwill amortization in 2002 because of the adoption of SFAS 142.

Stock-based Compensation Expense. Stock-based compensation expense includes non-cash compensation expense related to restricted shares, restricted stock units, stock appreciation rights, exchanged stock options and VSRP stock options awarded to the Company’s employees. Stock-based compensation expense is recorded for the fixed compensation expense of restricted stock grants, in which expense is recorded on a straight-line basis over the vesting term for the market valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for the variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Stock-based compensation expense decreased $0.4 million, or 10.8 percent, to $3.4 million in the year ended December 31, 2002 compared to 2001. The decrease in stock-based compensation expense is in part attributable to the Company’s exchange of certain tendered options subject to variable accounting for fixed compensation restricted shares. The exchange eliminated the variable accounting stock-based compensation expense associated with the tendered stock options and provides for a more predictable future stock-based compensation expense.

Restructuring Costs (Credits). Restructuring costs (credits) include provisions for the costs of facility closings, space reduction, office consolidation and staff reduction incurred in the execution of the Company’s restructuring plan.

The Company recorded a $0.5 million restructuring credit to its operating results for the year ended December 31, 2002. During the year ended December 31, 2001, the Company recorded a $1.9 million charge for additional costs to be incurred. The Company reevaluated the time and additional costs it expected to incur to secure tenants for the lease obligations based on the then current real estate market conditions.

Litigation and settlements provisions. Litigation and settlement provisions include amounts accrued, based on current information, for costs estimated to settle certain litigation matters. The Company recorded an additional $0.8 million in litigation and settlement provisions in the year ended December 31, 2002 for certain previously disclosed litigation matters, accrued for in 2001. The Company recorded the provision to reflect the additional estimated costs in settling the litigation. The 2002 amount is in addition to amounts recorded in previous years and does not relate to any new litigation initiated in 2002. The Company recorded $5.7 million in litigation and settlement provisions in the year ended December 31, 2001.

VSRP Cash Compensation Expense. VSRP cash compensation expense is the cash compensation component of the Value Sharing Retention Program. The cash component of the retention program included four installments totaling $18.8 million and the expense was recorded on a straight-line basis starting on September 1, 2000 through September 1, 2001. As of December 31, 2001, the Company had no further obligation related to the VSRP cash compensation provision.

For the ended December 31, 2001, VSRP cash compensation expense was $12.4 million. The Company did not have any VSRP cash compensation expense in 2002.

Income Tax Expense (Benefit). Income tax expense (benefit) includes federal, state and foreign income taxes provisions the Company is obligated to pay currently or, though deferred tax provisions (benefit), in the future.

The Company had an income tax expense of $5.9 million in the year ended December 31, 2002, which increased by $8.2 million when compared to the income tax benefit of $2.3 million for the year 2001. The increase in income taxes is primarily due to a turnaround of the Company’s operating results from a loss to income. Higher business profitably and lower restructuring, litigation and VSRP cash compensation expenses are the primary factors for the turnaround in the Company’s operating results. The Company’s effective tax rate for the year 2002 was 40.0 percent, compared to a tax benefit rate of 30.1 percent in 2001.

Results of Operations—2001 compared to 2000

Revenues. Revenues decreased $9.0 million, or 3.7 percent, to $235.6 million in the year ended December 31, 2001, from $244.6 million in 2000. The decrease in revenues was primarily attributed to lower direct project-related expense recoveries included in revenues totaling $8.4 million. Exclusive of direct project-related recoveries, revenues decreased by $0.6 million for the year 2001 compared to 2000.

The Company generated $3.1 million more incremental revenues in 2001 than 2000, totaling $11.0 million for the year. Incremental revenues, which are commonly referred to as success fees, are revenues earned, in addition to hourly or fixed fee billing, for the closing of sales related agreements for energy clients. In February 2001, the Company managed a successful auction of a client’s electric generating plants, which yielded incremental revenue to the Company of $9.0 million. In addition, the Company recorded $2.0 million in incremental revenues from other transactions during 2001. Similar transactions occurred in 2000 with different clients, which yielded incremental revenues of $8.0 million.

Consulting Services Expense. Consulting services expense decreased $6.7 million, or 4.2 percent, to $152.0 million in 2001 from $158.7 million in 2000. The decrease in consulting services expense is primarily attributed to the cost of direct project-related expenses. Excluding the lower cost of direct project-related expenses in 2001, consulting services expense increased $1.5 million and the increase is primarily attributed to incentive costs associated with higher incremental revenue in 2001 compared to 2000. Included in consulting services expense for 2001 and 2000 was expense relating to the Barrington purchase agreement.

General and Administrative Expenses. General and administrative expenses decreased $4.4 million, or 7.4 percent, to $55.4 million in 2001, from $59.8 million in 2000. The decrease of $4.4 million is primarily attributed to a decrease in administrative compensation and corporate professional fees. In May 2000, as a part of the restructuring plan, the Company streamlined its administrative support staff of its core operations, which resulted in a 20 percent administrative headcount reduction. Administrative wages and incentives in total decreased $2.9 million from 2000 to 2001. Corporate professional fees decreased $2.1 million primarily due to the reduction of expenses relating to legal, accounting and human resources costs. The Consolidated Class Actions litigation and other litigation were settled in August 2000 and July 2001, respectively. As these matters have been settled, the Company has significantly reduced legal expenses when comparing 2001 to 2000.

Amortization Expense. For the year 2001, amortization expense increased $1.1 million to $5.7 million from $4.6 million in 2000. The increase was primarily due to the amortization of goodwill of Barba-Arkhon acquired on March 1, 2001. In accordance with SFAS 142, which the Company adopted in 2002, goodwill is no longer subject to amortization beginning in 2002 but subject to annual impairment testing.

Stock-based Compensation Expense. Stock-based compensation expense for the year ended December 31, 2001 was $3.8 million. In January 2001, the Company issued 1.9 million restricted shares with a market valuation based on the Company’s stock price of $3.875, which was the closing market price on the grant date. The Company recorded $2.8 million in stock-based compensation related to these grants in 2001. Stock-based compensation of $0.9 million related to options subject to variable accounting. The Company’s stock price was $5.50 at December 31, 2001, compared to $3.81 at December 31, 2000, and was above the grant or exercise prices of the VSRP options then outstanding but below the grant or exercise prices of the exchanged options. Accordingly, compensation expense related to the valuation increase of the outstanding VSRP options was recorded.

In 1999, the Company determined, based in part on the absence of contemporaneous documentation, that 0.3 million nonqualified options issued to a total of sixteen individuals were issued at prices below fair market value. The aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options was $4.1 million. The amount charged to expense has been amortized over the relevant vesting periods. Accordingly, the Company recorded stock-based compensation expense, attributable to such options, of $0.1 million, and $0.5 million in 2001 and 2000, respectively. As of December 31, 2001, the Company fully amortized the $4.1 million to stock-based compensation expense.

Restructuring Costs. In May 2000, the Company implemented a plan to restructure its operations. The restructuring of the Company’s operations included streamlining its administrative staff, facility closings and space reduction. Accordingly, the Company recorded restructuring costs of $10.2 million for the year ended December 31, 2000. During the year ended December 31, 2001, the Company recorded additional charges of $1.9 million related to updated estimates on executing of the remainder of its restructuring plan.

Litigation and settlements. Litigation and Settlements costs totaled $5.7 million for the year ended December 31, 2001; a decrease of $10.8 million from the $16.5 million expense recorded in the year ended December 31, 2000. The Company was a defendant in the Consolidated Class Actions shareholder litigation, previously discussed, and other litigation during 2001 and 2000.

VSRP Cash Compensation Expense. For the year 2001, VSRP cash compensation expense was $12.4 million, compared to $6.4 million in 2000. The increase in VSRP expense is related to the number of months to which the cash compensation expense was allocated during each year. The cash component of the retention program started on September 1, 2000 and ended on the September 1, 2001. The Company paid the last three of four installments totaling $13.9 million in 2001 and the Company has no further obligation related to the VSRP cash compensation provision.

Other Income (Loss), Net. Other income improved $2.6 million to an income of $0.9 million income for the year ended December 31, 2001, from $1.7 million loss for the year ended December 31, 2000. A $1.7 million charge to reflect the impairment of former officers’ notes receivable was recorded in 2000. The Company had a higher average cash balance, net of line of credit borrowings, for year ended December 31, 2001 compared to the same period in 2000, which resulted in higher interest income and lower interest expense when comparing the years.

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

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly operating information. The unaudited quarterly operating data has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this Form 10-K. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter. The amounts in the following table are in thousands, except for per share data.

	Quarters ended
	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Revenues:
Core revenues	$53,902	$57,093	$56,828	$56,729	$60,570	$61,015	$66,601	$69,834
Incremental revenues	8,975	285	300	1,468	—	—	—	—

Total revenues	62,877	57,378	57,128	58,197	60,570	61,015	66,601	69,834
Operating expenses (credits):
Consulting services expense	39,533	36,970	37,903	37,601	39,075	40,514	43,395	45,852
General and administrative expenses	14,001	14,446	13,925	13,041	14,374	14,659	15,794	15,894
Depreciation expense	1,577	1,781	1,871	1,889	1,791	2,047	1,916	1,897
Amortization expense	1,270	1,472	1,476	1,482	338	449	449	1,137
Stock-based compensation expense (credit)	2,418	2,961	(2,951)	1,384	1,942	1,254	(1,527)	1,732
Restructuring costs (credits)	—	1,900	—	—	—	—	—	(500)
Litigation and settlement provisions	—	5,700	—	—	—	—	—	750
VSRP cash compensation expense	4,752	4,540	3,107	—	—	—	—	—

Operating income (loss)	(674)	(12,392)	1,797	2,800	3,050	2,092	6,574	3,072
Other income (loss), net	463	160	171	80	(28)	135	(43)	(83)

Income (loss) before income taxes	(211)	(12,232)	1,968	2,880	3,022	2,227	6,531	2,989
Income tax expense (benefit)	437	(4,982)	1,019	1,242	1,194	934	2,592	1,188

Net income (loss)	$(648)	$(7,250)	$949	$1,638	$1,828	$1,293	$3,939	$1,801

Net income (loss), per diluted share(1)	$(0.02)	$(0.19)	$0.02	$0.04	$0.04	$0.03	$0.09	$0.04

Diluted shares	38,441	38,218	40,952	40,017	40,905	41,583	42,583	45,608

(1)	The sum of quarterly earnings per diluted share does not equal annual amounts in 2001 and 2002 because of roundings and changes in the weighted average number of shares.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to factors such as the Company’s revenue cycle, the ability of clients to terminate engagements without penalty, the size and scope of assignments, and general economic conditions. Because a significant percentage of the Company’s expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Furthermore, the Company’s stock price volatility may cause significant fluctuations in expenses and operating results as the Company measures the valuation of non-cash stock-based compensation for options subject to variable accounting treatment from quarter to quarter.

Human Capital Resources

The Company had 1,015 consultants as of December 31, 2002, a net increase of 23 consultants since the beginning of year. The increase includes approximately 230 consultants from business acquisitions, which was offset by higher than normal attrition principally related to the termination of personnel in underperforming practices.

In the normal course of business, the Company needs to retain highly skilled professionals, particularly those not bound by non-compete or non-solicitation agreements. Senior and mid-level consultants hired in 2000 and thereafter are subject to non-solicitation covenants that are consistent with standard industry practices, which provide for non-solicitation arrangements that extend beyond the employee’s separation date.

In order to secure non-solicitation agreements for those consultants hired prior to 2000, the Company successfully implemented and executed a predominantly stock-based retention program, the Management Stock Purchase Program (“MSPP”), for key leaders in both of the Company’s business segments, using the Company’s existing Long-Term Incentive Program authorization. The program provides for individual purchases over five years of up to 2.3 million restricted stock units, including an accompanying match or grant of restricted stock units, as well as additional cash compensation of up to $4.5 million over three years, in return for the adoption of industry standard non-solicitation agreements. See Note 10 to the Consolidated Financial Statements.

The Company continually monitors and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash bonus, and other cash and equity incentives from certain Company programs, to ensure both that the consultants’ compensation are competitive within the industry and that the Company maintains profitability levels. The Company’s bill rates are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts, if needed, those bill rates according to the supply and demand of the then-current market conditions.

Within the Energy & Water business segment during the first quarter of 2003, the Company is reducing headcount in order to eliminate excess consulting capacity. These actions are designed to improve the profitability of this business segment. The Company will continue to review personnel requirements in order to balance staffing with future revenue expectations and may also eliminate unprofitable service offerings.

Liquidity and Capital Resources

Summary

The Company had $8.1 million in cash and cash equivalents at December 31, 2002, compared to $36.0 million at December 31, 2001. The Company’s cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $25.9 million at December 31, 2002 compared to $53.6 million at December 31, 2001. The decrease in working capital is primarily related to the use of cash to finance business acquisitions during the year ended December 31, 2002, and to pay for other acquisition-related obligations.

The Company calculates accounts receivable days sales outstanding (“DSO”) on a gross basis by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking net quarter revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 77 days at December 31, 2002 compared to 80 days at December 31, 2001. The Company has a certain number of practices, some recently acquired, that bill and collect in advance of services. The collection of these billings, and management’s continued focus on collection efforts and on more timely billings, reduced the DSO at the 2002 year-end.

Cash Flow

For the year ended December 31, 2002, net cash provided by operating activities was $8.5 million.

Net cash used by investing activities for the year ended December 31, 2002 was $41.8 million, primarily due to acquisition-related transactions. The Company paid $30.7 million in cash for businesses acquired during the year ended December 31, 2002. The Company paid $5.6 million related to businesses acquired in prior years. In addition, the Company used $5.2 million for capital spending to support personnel and services and to configure certain offices to accommodate newly acquired businesses and other new hires.

Net cash provided by financing activities was $5.5 million in 2002. During the year ended December 31, 2002, the Company received cash, and related tax benefits, of $4.2 million from transactions related to stock option exercises and employee stock purchases. The Company borrowed $6.5 million, net, from its line of credit facility and used $5.2 million to purchase its common stock in 2002.

Debt, Commitments and Capital

The Company maintains an unsecured revolving line of credit agreement for $50.0 million, with the ability to increase the amount up to $75.0 million over the term of the agreement. A consortium between the LaSalle Bank, N.A., the Company’s primary banker, and US Bank agreed to extend and increase the revolving line of credit agreement. The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal fund rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement was amended in November 2002 and contains similar covenants as the original agreement, which requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. There were no other substantive changes in the terms and conditions in the amendment.

The Company was in compliance with the terms of the line of credit agreements then in place as of December 31, 2002 and 2001. As of December 31, 2002, the Company had a $6.5 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding under the agreement at December 31, 2001.

The Company had $3.0 million in notes payable under the Barba-Arkhon purchase agreement due in two equal annual installments on March 1, 2002 and 2003. The Company paid the first annual installment of $1.5 million on March 1, 2002. The second installment was due on March 1, 2003 and bore interest at a 6 percent annual percentage rate payable on a quarterly basis. The Company paid the second installment in the first quarter 2003 and does not have any remaining purchase price obligations related to Barba-Arkhon.

As of December 31, 2002, the Company had a total of $13.5 million in deferred purchase price and contingent earnout obligations payable in cash and its common stock. The Company also had a $3.1 million cash obligation related to the MSPP agreements. As of December 31, 2002, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases.

The Company believes that the current cash and cash equivalents, the future cash flows from operations and the line of credit facility provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company was to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

Contingencies

During the next three years, the Company is subject to pay additional purchase price amounts that are part of the consideration for certain purchase agreements. The payments, if any, are contingent on the achievement of certain revenue and gross margin targets reached by the consultants of the acquired businesses. The Company believes that it will have sufficient funds to satisfy obligations related to the contingent consideration. The Company expects to fund these contingent payments, if any, from the cash generated from the operations of these acquired businesses.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of December 31, 2002, the Company’s investments were primarily limited to 'A' rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the new line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal fund rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Based on the line of credit balance as of December 31, 2002, a substantial rise in interest rates would have an immaterial effect on the Company’s financial position and operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

Other than the second installment of the Barba-Arkhon notes payable (which was paid in full in the first quarter of 2003), the line of credit obligation, certain deferred purchase price obligations, and contingent earnout obligations discussed above, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial in relation to the Company’s consolidated financial statements.

Item 8.     Consolidated Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are this report as pages F-1 through F-33. An index to such information appears on page F- 1.

Item 9.     Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 24, 2003, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2002.

Item 11.     Executive Compensation.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 24, 2003, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 24, 2003, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2002.

Information required with respect to the securities authorized for issuance under the Company’s equity compensation plans, including plans that have previously been approved by the Company’s stockholders and plans that have not previously been approved by the Company’s stockholders, will be set forth in the Proxy Statement, and such information is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 24, 2003, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2002.

Item 14.     Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 12a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company’s required information to be included in its periodic SEC filings.

(b) Change in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The Financial Statement Schedule filed as part of this report is listed below.

(b) The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

(1) A Form 8-K dated September 23, 2002 and filed on October 7, 2002 reporting under Item 2 of Form 8-K the acquisition of substantially all of the assets of Hunter & Associates Management Services, Inc.

(2) A Form 8-K/A filed on December 9, 2002 amending the Form 8-K dated September 23, 2002 to add thereto the following financial statements: Statement of Operations for the years ended December 31, 2001, 2000 and 1999, Balance Sheet as of December 31, 2001 and 2000, and Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

(c) The exhibits filed as part of this report are listed below:

a.    Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of September 1, 2002 among the Company, Hunter & Associates Management Services, Inc. and THG Investors, Inc. (12)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company (2)
3.3	Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company (3)
3.4	Amended and Restated By-Laws of the Company (4)
4.2

Rights Agreement dated as of December 15, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (5)

10.1+	Long-Term Incentive Plan of the Company (6)
10.2+	2001 Supplemental Equity Incentive Plan of the Company (7)
10.3+	Employee Stock Purchase Plan of the Company (8)
10.4+	Amendment No. 1 Employee Stock Purchase Plan of the Company (9)
10.5+	Amendment No. 2 Employee Stock Purchase Plan of the Company (9)
10.6+	Amendment No. 3 Employee Stock Purchase Plan of the Company (10)
10.7+	Amendment No. 4 Employee Stock Purchase Plan of the Company (10)
10.8+	Amendment No. 5 Employee Stock Purchase Plan of the Company (6)
10.9+	Letter Agreement dated February 1, 2000 between the Company and Phillip P. Steptoe (10)
10.10+*	Employment Agreement dated January 1, 2003 between the Company and William M. Goodyear (11)
10.11+	Employment Agreement and Amendment number 1 dated May 19, 2000 between the Company and Ben W. Perks (6)
21.1*	Significant Subsidiaries of the Company
23.1*	Consent of KPMG LLP
99.1*	Certification of the Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.

(3)	Incorporated by reference from the Company’s Form 8-A12B filed with the SEC on July 20, 1999.

(4)	Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 1999.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K or the year ended December 31, 1999.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2002.

*	Indicates filed herewith.

+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

d.    Financial Statement Schedule:

Independent Accountants’ Report

Schedule II: Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

Date: March 13, 2003

	By:	/s/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2003

/s/ BEN W. PERKS Ben W. Perks	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2003

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	March 13, 2003

/s/ VALERIE B. JARRETT Valerie B. Jarrett	Director	March 13, 2003

/s/ PETER B. POND Peter B. Pond	Director	March 13, 2003

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 13, 2003

/s/ JAMES R. THOMPSON James R. Thompson	Director	March 13, 2003

CERTIFICATIONS

I, William M. Goodyear, Chairman and Chief Executive Officer of Navigant Consulting, Inc. (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s independent accountants and the Audit Committee of the Company’s Board of Directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s independent accountants any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

I, Ben W. Perks, Executive Vice President and Chief Financial Officer of Navigant Consulting, Inc. (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s independent accountants and the Audit Committee of the Company’s Board of Directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s independent accountants any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Audited Consolidated Financial Statements as of December 31, 2002 and 2001, and for each of the three years ended December 31, 2002. (page numbers to be updated)

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Navigant Consulting, Inc.

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 of the notes to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill.

/s/    KPMG LLP

Chicago, Illinois

February 7, 2003

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$8,109	$35,950
Accounts receivable, net	61,693	52,412
Prepaid expenses and other current assets	3,998	4,804
Deferred income taxes	4,601	5,611

Total current assets	78,401	98,777
Property and equipment, net	18,124	20,648
Goodwill and intangible assets, net	97,372	35,455
Deferred income taxes	3,645	2,445
Other assets	3,662	1,501

Total assets	$201,204	$158,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$6,500	$—
Accounts payable and accrued liabilities	10,621	13,779
Accrued compensation	11,995	14,798
Income tax payable	6,705	8,191
Other current liabilities	16,670	8,453

Total current liabilities	52,491	45,221
Other non-current liabilities	4,418	1,500

Total liabilities	56,909	46,721
Stockholders' equity:
Preferred stock, $.001 par value per share; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value per share; 75,000 shares authorized; 42,084 and
38,700 shares issued and outstanding at December 31, 2002 and 2001, respectively	47	44
Additional paid-in capital	372,012	353,234
Deferred stock issuance	3,209	—
Restricted stock units outstanding	4,439	—
Deferred compensation—restricted stock	(9,152)	(4,504)
Treasury stock	(65,803)	(67,394)
Accumulated deficit	(160,353)	(169,214)
Accumulated other comprehensive loss	(104)	(61)

Total stockholders' equity	144,295	112,105

Total liabilities and stockholders' equity	$201,204	$158,826

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2002	2001	2000
Revenues:
Core revenues	$258,020	$224,552	$236,654
Incremental revenues	—	11,028	7,975

Total revenues	258,020	235,580	244,629
Operating expenses (credits):
Consulting services expense	168,836	152,007	158,720
General and administrative expenses	60,721	55,413	59,846
Depreciation expense	7,651	7,118	6,797
Amortization expense	2,373	5,700	4,573
Stock-based compensation expense	3,401	3,812	492
Restructuring costs (credits)	(500)	1,900	10,229
Litigation and settlement provisions	750	5,700	16,500
VSRP cash compensation expense	—	12,399	6,357

Operating income (loss) from continuing operations	14,788	(8,469)	(18,885)
Other income (loss), net	(19)	874	(1,666)

Income (loss) from continuing operations before income taxes	14,769	(7,595)	(20,551)
Income tax expense (benefit)	5,908	(2,284)	(6,194)

Net income (loss) from continuing operations	8,861	(5,311)	(14,357)

Loss from discontinued operations, net of income taxes	—	—	(10,193)
Loss on dispositions of discontinued operations, net of income taxes	—	—	(155,003)

Net income (loss)	$8,861	$(5,311)	$(179,553)

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.22	$(0.14)	$(0.35)
Loss from discontinued operations, net of income taxes	$—	$—	$(0.25)
Loss on dispositions of discontinued operations, net of income taxes	$—	$—	$(3.79)
Net income (loss) per basic share	$0.22	$(0.14)	$(4.39)
Shares used in computing net income (loss) per basic share	40,350	38,439	40,895
Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.21	$(0.14)	$(0.35)
Loss from discontinued operations, net of income taxes	$—	$—	$(0.25)
Loss on dispositions of discontinued operations, net of income taxes	$—	$—	$(3.79)
Net income (loss) per basic share	$0.21	$(0.14)	$(4.39)
Shares used in computing net income (loss) per diluted share	42,670	38,439	40,895

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Preferred Stock Shares	Common Stock Shares	Treasury Stock Shares	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Deferred Stock Issuance	Restricted Stock Units Outstanding	Deferred Compen- sation Restricted Stock	Treasury Stock Cost	Notes Receivable from Former Officers	Accumu- lated Other Compre- hensive Income	Retained Earnings (Accumu- lated Deficit)	Total Stock- holders' Equity
Balance at December 31, 1999	—	43,128	(2,086)	—	$43	$340,528	$—	$—	$—	$(52,811)	$(2,583)	$(158)	$15,650	$300,669
Comprehensive income (loss)												(56)	(179,553)	(179,609)
Issuance of common stock	—	305		—	—	2,320	—	—	—	—	—	—	—	2,320
Purchase of treasury stock	—	—	(1,310)	—	—	—	—	—	—	(4,555)	920	—	—	(3,635)
Nontaxable stock exchange—disposition of business	—	—	(1,593)	—	—	—	—	—	—	(6,175)	—	—	—	(6,175)
Stock-based compensation expense—stock options	—	—	—	—	—	492	—	—	—	—	—	—	—	492
Impairment of notes receivable from former officers	—	—	—	—	—	—	—	—	—	—	1,663	—	—	1,663

Balance at December 31, 2000	—	43,433	(4,989)	—	43	343,340	—	—	—	(63,541)	—	(214)	(163,903)	115,725
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	153	(5,311)	(5,158)
Issuance of common stock	—	401	—	—	1	1,677	—	—	—	—	—	—	—	1,678
Issuance of restricted stock, net of forfeitures	—	624	—	—	—	7,277	—	—	(7,277)	—	—	—	—	—
Purchase of treasury stock	—	—	(769)	—	—	—	—	—	—	(3,853)	—	—	—	(3,853)
Stock-based compensation expense—stock options	—	—	—	—	—	940	—	—	—	—	—	—	—	940
Stock-based compensation expense—restricted stock and units	—	—	—	—	—	—	—	—	2,773	—	—	—	—	2,773

Balance at December 31, 2001	—	44,458	(5,758)	—	44	353,234	—	—	(4,504)	(67,394)	—	(61)	(169,214)	112,105
Comprehensive income (loss)		—	—	—	—	—	—	—	—	—	—	(43)	8,861	8,818
Issuance of common stock related to business combinations	—	1,556	1,404	—	2	11,467	3,077	—	—	6,630	—	—	—	21,176
Other issuances of common stock	—	827	39	—	1	4,064	—	—	—	140	—	—	—	4,205
Issuance of restricted stock, net of forfeitures	—	479	—	—	—	2,745	—	—	(4,077)	—	—	—	—	(1,332)
Grant of restricted stock units	—		—	—	—		—	4,439	(4,439)	—	—	—	—	—
Purchase of treasury stock	—		(922)	—	—		—	—	—	(5,179)	—	—	—	(5,179)
Stock-based compensation expense—stock options	—			—	—	502	—	—	—	—	—	—	—	502
Stock-based compensation expense—restricted stock and units	—			—	—		132		3,868	—	—	—	—	4,000

Balance at December 31, 2002	—	47,320	(5,237)	—	$47	$372,012	$3,209	$4,439	$(9,152)	$(65,803)	$—	$(104)	$(160,353)	$144,295

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$8,861	($5,311)	($179,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing activities, net of acquisitions and dispositions:
Loss from discontinued operations, net of income taxes	—	—	10,193
Loss on dispositions of discontinued operations, net of income taxes	—	—	155,003
Depreciation expense	7,651	7,118	6,797
Amortization expense	2,373	5,700	4,573
Stock-based compensation expense	3,250	3,812	492
Payments to Consultants’ on non-solicitation agreements	(1,363)	—	—
Amortization of consultants’ non-solicitation agreements	279	—	—
Impairment of former officers’ notes, net	—	—	1,663
Provision for bad debts	4,643	5,604	4,900
Deferred income taxes	(191)	(1,013)	(7,194)
Other, net	212	—	(399)
Changes in assets and liabilities:
Accounts receivable	(10,484)	(2,310)	8,256
Prepaid expenses and other current assets	2,266	(650)	195
Accounts payable and accrued liabilities	(2,854)	(3,881)	(2,259)
Accrued compensation-related costs	(2,982)	(4,251)	(11,737)
Income taxes payable	(1,485)	8,437	7,735
Other current liabilities	(1,716)	(1,811)	(11,022)

Net cash provided by (used in) operating activities of:
Continuing operations	8,460	11,444	(12,357)
Discontinued operations	—	—	(23,238)

Net cash provided by (used in) operating activities	8,460	11,444	(35,595)

Cash flows from investing activities:
Purchases of property and equipment	(5,242)	(7,659)	(8,693)
Acquisitions of businesses, net of cash acquired	(32,740)	(7,593)	—
Payment of contingent acquisition liabilities	(2,146)	(1,980)	—
Payment of notes payable related to acquisition	(1,500)	—	—
Payment of acquisition liabilities	—	(3,875)	—
Divestitures of businesses, net of cash	—	—	62,287
Other, net	(201)	(517)	(772)

Net cash provided by (used in) investing activities of:
Continuing operations	(41,829)	(21,624)	52,822
Discontinued operations	—	—	493

Net cash provided by (used in) investing activities	(41,829)	(21,624)	53,315

Cash flows from financing activities:
Issuance of common stock	4,207	1,185	2,320
Stock repurchases	(5,179)	(3,853)	(3,635)
Borrowings from (repayments to) bank	6,500	—	(10,000)
Other, net	—	—	48

Net cash provided by (used in) financing activities	5,528	(2,668)	(11,267)

Net increase (decrease) in cash and cash equivalents	(27,841)	(12,848)	6,453
Cash and cash equivalents at beginning of the year	35,950	48,798	42,345

Cash and cash equivalents at end of the year	$8,109	$35,950	$48,798

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Navigant Consulting, Inc. (the “Company”) is a specialized, independent consulting firm providing litigation, financial, restructuring, strategic and operational consulting services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk and distress. The Company focuses on industries undergoing substantial regulatory or structural change.

The Company is headquartered in Chicago, Illinois and has offices in various cities primarily within the United States, Canada and the United Kingdom.

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

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2002 and 2001.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for furniture, fixtures and equipment, three years for software, and forty years for buildings. Amortization of leasehold improvements is computed over the shorter of the remaining lease term or the estimated useful life of the asset.

Goodwill and Intangible Assets

Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangible assets other than goodwill include customer lists, non-compete agreements and trade names. Intangible assets are being amortized on the straight-line method based on the estimated useful lives, ranging from three months to seven years.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Prior to the adoption of SFAS 142 in 2002, goodwill was amortized on the straight-line method over seven years for businesses acquired prior to July 1, 2001. The Company did not record goodwill amortization in 2002. In 2001, goodwill was not amortized for an acquisition subsequent to June 30, 2001, in accordance with SFAS 142.

Revenue Recognition

The Company recognizes revenues as the related professional services are provided, generally on a time and expense basis. Certain contracts are accounted for on the percentage of completion method, whereby revenues are recognized based upon costs incurred in relation to total estimated costs at completion. A provision is made for the entire amount of estimated losses, if any, at the time when they are known.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations.

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for those option grants where the exercise price is equal to the fair market value at the date of grant. The Company would have incurred compensation expense had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this methodology, the Company would have recorded additional compensation expense, net of related income taxes, of $0.5 million, $1.0 million, and $12.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. The following shows a reconciliation of the pro forma net operating results of continuing operations had the Company accounting for its stock option using SFAS 123.

	2002	2001	2000
Net income (loss) from continuing operations	$8,861	$(5,311)	$(14,357)
Adjustment for compensation expense of stock options accounted for under SFAS 123	(460)	(1,034)	(12,089)

Adjusted net income (loss) from continuing operations	$8,401	$(6,345)	$(26,446)

Basic earnings per share:
Net income (loss) from continuing operations	$0.22	$(0.14)	$(0.35)
Adjustment for compensation expense of stock options accounted for under SFAS 123	(0.01)	(0.03)	(0.30)

Adjusted basic net income (loss) from continuing operations per share	$0.21	$(0.17)	$(0.65)

Diluted earnings per share:
Net income (loss) from continuing operations	$0.21	$(0.14)	$(0.35)
Adjustment for compensation expense of stock options accounted for under SFAS 123	(0.01)	(0.03)	(0.30)

Adjusted basic net income (loss) from continuing operations per share	$0.20	$(0.17)	$(0.65)

The weighted average fair value of options granted in 2002, 2001 and 2000 was $2.95, $2.91, and $2.77, respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model for grants made in 2002, 2001 and 2000:

	2002	2001	2000
Expected volatility	62%	80%	92%
Risk free interest rate	4.5%	5.0%	5.2%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	7.2	9.6	6.8

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

Foreign Currency Translation

The balance sheets of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rate, and revenue and expenses are translated using the average exchange rate for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of other comprehensive income.

Comprehensive Income (Loss)

Comprehensive income consists of net income (loss), unrealized gains on marketable securities, net of income taxes, and foreign currency translation adjustments. It is presented in the consolidated statements of stockholders’ equity.

The Company’s comprehensive income for the year ended December 31, 2002 includes $0.1 million of foreign currency translation losses.

3.    ACQUISITIONS

2002 Acquisitions:

Effective as of April 5, 2002, the Company acquired portions of Arthur D. Little, Inc.’s assets for $6.1 million cash at closing. The acquisition consisted of two consulting units, with approximately 30 consulting and administrative professionals that serve the energy industry.

On May 24, 2002, the Company acquired the assets of Financial Analytics Consulting Group, LLC (“FACG”) for $6.3 million, which included $4.5 million cash at closing and 0.3 million shares of its common stock valued at $1.8 million at closing. In addition to the initial consideration value, the purchase agreements for FACG provide for additional payments in cash over the next two calendar years that are contingent on revenues generated and the attainment of certain gross margin targets. Any additional payments related to this contingency will be accounted for as goodwill. FACG was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of 90 consulting and administrative professionals from five different Arthur

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Andersen practices. FACG has been acquired primarily to augment the Company’s litigation support and investigation services offerings.

On June 19, 2002, the Company acquired the assets of Keevan Consulting, LLC (“Keevan”) for $7.2 million, which included $4.0 million cash at closing, 0.4 million shares of its common stock valued at $2.7 million at closing, and $0.5 million cash payable in April 2003. In addition to the initial consideration value, the purchase agreement for Keevan provides for additional payments in cash and the Company’s common stock over the next two and one half years from closing that are contingent on revenues generated and the attainment of certain gross margin targets. Any additional payments related to this contingency will be accounted for as goodwill. Keevan was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of 38 consulting and administrative professionals. Keevan was acquired to enhance the government contracts service offering.

On July 15, 2002, the Company acquired the assets of Barrington Energy Partners, LLC (“Barrington Energy”) for $11.1 million, which included $4.8 million cash at closing, 0.7 million shares of its common stock valued at $4.8 million at closing, and $1.5 million cash payable on the first anniversary of the closing date. In addition to the initial consideration value, the purchase agreement for Barrington Energy provides for additional payments in cash and the Company’s common stock over the next two and one half years from closing that are contingent on the attainment of certain performance targets. Any additional payments related to this contingency will be accounted for as goodwill. Barrington Energy consisted of eight senior-level professionals and six other staff who complement the Company’s energy industry sector and primarily provide financial and transaction advising service offerings. Barrington Energy Partners, LLC is not associated with the Company’s 1999 acquisition of the Barrington Consulting Group, Inc.

Effective September 17, 2002, the Company acquired the assets of Hunter & Associates Management Services, Inc. (“Hunter”) for $25.4 million, which included $10.2 million cash at closing, 1.5 million shares of its common stock valued at $8.2 million at closing, $0.5 million cash payable on April 1, 2003, and $6.5 million in its common stock payable in two equal installments on the first and second anniversary of the closing. If either seller or buyer elects, up to 67 percent of the $6.5 million deferred payment commitment is payable in cash and the remainder is payable in the Company’s common stock. Accordingly, the Company accounted for this $6.5 million deferred payment obligation as 67 percent liabilities and 33 percent deferred stock issuance. In addition to the initial consideration value, the purchase agreement for Hunter provides for additional payments in cash and the Company’s common stock over the three years following closing that are contingent on the attainment of certain performance targets. Any additional payments related to this contingency will be accounted for as goodwill. Hunter consisted of 20 senior-level professionals and 40 additional staff that provide a comprehensive range of performance improvement services to hospitals and health care systems, including physician practices, faculty practice plans, and provider owner-managed care organizations. Hunter also provides interim executive-level management services as well as consulting services related to hospital restructuring. Hunter was acquired to significantly expand the Company’s service offerings within the healthcare industry and is reflected in the Financial & Claims Consulting segment.

All of the 2002 acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

Pro Forma Information

The following unaudited pro forma financial information presents the combined financial information as if the acquisition of Hunter had been effective as of January 1, 2001. The pro forma financial information (shown

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

in thousands) includes adjustments to record amortization of goodwill in 2001 (but not in 2002 due to the cessation of goodwill amortization in accordance with SFAS 142), to record the amortization of other intangibles and to record income tax effects as if Hunter had been included in the Company’s income tax returns:

	Years ended December 31,
	2002	2001
Revenues:
Core revenues:
Financial & Claims Consulting	$203,171	$176,556
Energy & Water Consulting	74,373	75,989

Total core revenues	277,544	252,545
Incremental revenues—Energy & Water Consulting	—	11,028

Total combined segment revenues	$277,544	$263,573

Net Income (loss)	$11,446	$(1,618)

Basic income (loss) per share	$0.28	$(0.04)
Diluted income (loss) per share	$0.27	$(0.04)

2001 Acquisitions:

On March 1, 2001, the Company acquired the assets of Barba-Arkhon International, Inc. (“Barba-Arkhon”) for $8.3 million, which consisted of $5.3 million cash at closing and $3.0 million notes payable, which bear interest at 6 percent due in two equal annual installments. Barba-Arkhon provides project program management and claims analysis services for construction, governmental and institutional projects. Engagements include delay and disruption claims analysis for dispute resolution, damage valuation, litigation support and technical analysis for projects involving transportation infrastructure, environmental and industrial facilities, power plants and commercial buildings.

On July 2, 2001, the Company acquired the common stock of Chambers Associates, Inc. (“Chambers”) for $2.7 million, which consisted of $2.1 million cash at closing and $0.6 million cash due within 18 months of closing. The purchase agreement for Chambers also provides for additional payments through December 31, 2003 contingent on attainment of certain revenue targets. Chambers provides public policy analysis, strategic planning and litigation support services to a wide range of clients. Engagements include economic and financial research to analyze the impact of current or proposed legislation or regulation; advocacy support for certain health, tax, energy and environmental legislative issues; and analysis and estimation of claim values and expert testimony in product liability, medical malpractice, bankruptcy and other litigation cases. Chambers was acquired to augment the services with its asbestos claims and mass tort litigation expertise. In addition, Chambers’ energy and environmental legislative expertise are expected to provide cross-selling opportunities to clients in the energy industry.

Both of the 2001 acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

2000 Acquisitions:

There were no acquisitions of businesses during 2000.

4.    SEGMENT INFORMATION

The Company is comprised of two business segments: Financial & Claims Consulting and Energy & Water Consulting.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Financial & Claims Consulting business segment provides consulting and advisory services to clients facing the challenges of dispute, litigation, bankruptcy, regulation and change. Its services include analyzing complex accounting, finance, economic, operations and information management issues.

The Energy & Water business segment provides a wide range of management consulting services to companies facing the challenges of the deregulating energy and water industries. Its services include strategy development, financial transaction support, operations support, regulatory advisement and technical analysis.

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the years ended December 31, 2002, 2001 and 2000 have been summarized as follows (shown in thousands):

	2002	2001	2000
Revenues:
Core revenues:
Financial & Claims Consulting	$183,647	$148,563	$151,282
Energy & Water Consulting	74,373	75,989	85,372

Total core revenues	258,020	224,552	236,654
Incremental revenues—Energy & Water Consulting	—	11,028	7,975

Total combined segment revenues	$258,020	$235,580	$244,629

Operating profit:
Financial & Claims Consulting	$26,068	$18,682	$24,828
Energy & Water Consulting	3,712	13,467	12,950

Total combined segment operating profit	$29,780	$32,149	$37,778

Operating Profit and Statement of Operations reconciliation:
Unallocated:
Depreciation expense	$7,651	$7,118	$6,797
Amortization expense	2,373	5,700	4,573
Stock-based compensation expense	3,401	3,812	492
Restructuring costs (credits)	(500)	1,900	10,229
Litigation and settlement provisions	750	5,700	16,500
Acquisition/integration costs	1,317	—	—
VSRP cash compensation expense	—	12,399	6,357
Acquisition-related compensation expense	—	3,609	5,889
Non-recurring general and administrative expenses	—	380	3,289
General and administrative expenses previously allocable to discontinued operations	—	—	2,537
Other expense (income)	19	(874)	1,666

Total unallocated expenses, net	15,011	39,744	58,329

Income (loss) from continuing operations before income tax expense	$14,769	$(7,595)	$(20,551)

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Certain operating expenses, which relate to general corporate costs, were allocated to operating segments on the basis of core revenues. Certain operating expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and included in the costs not allocated to segments, for comparative purposes.

For the year ended December 31, 2002, the Company incurred $1.3 million of costs related to the strategic review and integration of certain business acquisitions, which were not allocated to either operating segment. For the year ended December 31, 2001, the Company incurred $0.4 million of personnel related costs, which were not allocated to either operating segment. For the year ended December 31, 2000, the Company incurred $3.3 million of non-recurring legal, infrastructure-related computer costs and personnel related costs, which were not allocated to any operating segment.

Accounting for the results of discontinued operations cannot include allocations of general and administrative costs that are not identifiable to discontinued operations. Accordingly, those costs are unallocated reconciling amounts, which amounted to $2.5 million in 2000.

The Company records accounts receivable, net (See Note 11 to the Consolidated Financial Statements) and goodwill and intangible assets (See Note 5 to the Consolidated Financial Statements) on a segment basis. Other balance sheet amounts are not available on a segment basis.

5.    GOODWILL AND INTANGIBLE ASSETS

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2002	2001
Goodwill	$99,593	$36,758
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	94,168	31,333
Intangible assets:
Customer lists	4,470	4,470
Non-compete agreements	5,200	5,200
Trade name	400	—
Other	1,055	—

Intangible assets, at cost	11,125	9,670
Less: accumulated amortization	(7,921)	(5,548)

Intangible assets, net	3,204	4,122

Goodwill and intangible assets, net	$97,372	$35,455

In accordance with SFAS 142, the Company evaluated the goodwill assigned to each reporting unit for impairment, using the discounted cash flow valuation method. The Company concluded that there was no indication of goodwill impairment for either of the two reporting units. If indicators of impairment are deemed to be present, and future cash flows are not expected to be sufficient to recover the assets’ carrying amounts, an impairment loss would be charged to expense in the period identified.

The Company made certain reclassifications of balances between goodwill and intangible assets. In accordance with SFAS 141, the Company reclassified the amounts previously allocated to employee workforce

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of December 31, 2002, there was no impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the year ended December 31, 2002 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy & Water Consulting	Total
Balance as of January 1, 2002—Goodwill	$30,631	$702	$31,333
Balance as of January 1, 2002—Intangibles	3,983	139	4,122

Balance as of January 1, 2002—Total	34,614	841	35,455
Goodwill acquired during year	45,282	17,104	62,386
Intangible assets acquired during year	900	—	900
Reclassification of goodwill from non-current assets	—	449	449
Reclassification of intangibles from non-current assets	416	139	555
Less—amortization expense	(2,296)	(77)	(2,373)

Balance as of December 31, 2002—Total	$78,916	$18,456	$97,372

Goodwill and intangible assets:
Goodwill, net	$75,913	$18,255	$94,168
Intangible assets, net	3,003	201	3,204

Balance as of December 31, 2002—Total	$78,916	$18,456	$97,372

During the year ended December 31, 2002, the excess of the costs over the net assets of businesses acquired was $63.3 million, of which $62.4 million has been identified as goodwill. The Hunter acquisition, which occurred in September 2002, included $24.0 million in goodwill and $0.9 million in other intangibles. The purchase price allocation of goodwill and intangible assets for the Hunter acquisition was based upon an appraisal, as were the related estimated useful lives. The composite of the Barrington Energy, Keevan, FACG, ADL and other acquisition-related payments included $38.4 million in goodwill. The allocation of goodwill and intangible assets for these acquisition-related payments was based on management’s judgment, as were the related estimated useful lives.

In connection with the acquisition of businesses acquired during the year ended December 31, 2002, the Company obtained non-competition and non-solicitation agreements from senior consultants as part of the consultants’ employment agreements. For purchase price allocation purposes, the value of these non-competition and non-solicitation agreements is immaterial. The retention of these senior consultants has been reasonably assured given their importance in achieving the contingency earn-out provisions of the purchase agreements. The contingency earn-out payments, if any, will be accounted for as goodwill when earned.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Total amortization expense for the year ended December 31, 2002 was $2.3 million. Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2002 based on intangible assets at December 31, 2002 (shown in thousands):

Year ending December 31,	Amount
2003	$1,880
2004	380
2005	352
2006	352
2007	220
Thereafter	21

Total	$3,205

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 2002, the Company in accordance with SFAS 142 ceased the amortization of goodwill. Under SFAS 142, goodwill and certain other intangible assets deemed to have indefinite lives are no longer amortized, but subject to annual impairment tests. Other intangible assets with definite lives will continue to be amortized over their useful lives. The following unaudited financial information presents the combined results of continuing operations for the years ended December 31, 2002, 2001 and 2000 after the elimination of goodwill amortization expense, net of related income taxes (shown in thousands, except per share amounts):

	2002	2001	2000
Net income (loss) from continuing operations	$8,861	$(5,311)	$(14,357)
Elimination of goodwill amortization expense, net of income taxes	—	2,479	1,888

Adjusted net income (loss) from continuing operations	$8,861	$(2,832)	$(12,469)

Basic earnings per share:
Net income (loss) from continuing operations	$0.22	$(0.14)	$(0.35)
Elimination of goodwill amortization expense, net of income taxes	—	0.07	0.05

Adjusted basic net income (loss) from continuing operations per share	$0.22	$(0.07)	$(0.30)

Diluted earnings per share:
Net income (loss) from continuing operations	$0.21	$(0.14)	$(0.35)
Elimination of goodwill amortization expense, net of income taxes	—	0.07	0.05

Adjusted diluted net income (loss) from continuing operations per share	$0.21	$(0.07)	$(0.30)

7.    EARNINGS PER SHARE (EPS)

Basic income (loss) per share (EPS) is computed by dividing income (loss) by the basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average of days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing income (loss) by the diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the years ended December 31, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	2002	2001	2000
Common shares outstanding	40,247	38,439	40,895
Business combination obligations payable in shares	103	—	—

Basic shares	40,350	38,439	40,895
Employee stock options and restricted shares	2,022	—	—
Equivalent shares of restricted stock units	271	—	—
Contingently issuable shares	27	—	—

Diluted shares	42,670	38,439	40,895

For the years ended December 31, 2001 and 2000, the Company incurred a net loss in each of the respective years; therefore, potentially issuable shares were excluded in the calculation of the diluted share amounts because the effect of these shares was anti-dilutive for the respective periods. The weighted average effect of shares excluded from diluted share amounts for the years December 31, 2001 and 2000 were 2.6 million and 0.03 million, respectively, and related to employee stock options.

The Company is obligated to issue the equivalent of 0.4 million shares of its common stock as a result of the Hunter purchase, which is based on the $2.1 million obligation and the average market price of the common stock from acquisition date to December 31, 2002. The weighted average of these shares for the year ended December 31, 2002 was 0.1 million and is included in the basic earnings per share calculation.

The Company issued 1.9 million restricted shares of common stock in January 2001 in conjunction with the Value Sharing Retention Program, and then in November 2002 issued 0.8 million restricted shares of common stock, as part of an exchange for stock options subject to variable accounting treatment. As of December 31, 2002, 0.5 million shares of the January 2001 grant and 0.8 million shares of the November 2002 grant, for a total of 1.3 million shares, were still unvested and outstanding. These unvested restricted shares have voting rights but are excluded from the basic earnings per share calculation until vesting occurs; these shares are 100 percent dilutive and are included in the diluted earnings per share calculation based on a weighted average days outstanding.

The Company issued 1.6 million restricted stock units in October and November of 2002. The restricted stock units are treated as an equivalent to restricted shares in the diluted earnings per share calculation.

As part of earnout provisions for certain purchase price acquisition agreements, the Company will settle, through the issuance of its common stock, a portion of its obligations. As of December 31, 2002, the equivalent shares to be issued is 0.2 million and is based on the average market price of the Company’s stock from the dates the necessary conditions have been satisfied to December 31, 2002.

8.    STOCKHOLDERS’ EQUITY

Issuance of Common Stock—Business Combinations

In connection with the businesses acquired in 2002, the Company issued a total of 3.0 million shares of common stock with an aggregate value of $18.1 million.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Treasury Stock Transactions

In October 2000, the Board of Directors increased the Company’s stock repurchase authorization from 3.0 million shares to up to 5.0 million shares of the Company’s common stock, approximately 13 percent of the Company’s then outstanding shares.

In December 2000, the Company repurchased 1.1 million shares for $3.6 million. During 2001, the Company repurchased 0.8 million shares for $3.9 million. During 2002, the Company repurchased 0.9 million shares for $5.2 million. As of December 31, 2002, the Company has 2.2 million of 5.0 million shares remaining under its stock repurchases authorization.

The Company, with the Board’s approval, had several other stock repurchases in connection with certain exchange transactions. In October 2000, the Company completed a nontaxable exchange of the stock of SDG for 1.6 million of the Company’s shares, valued at approximately $6.2 million (see Note 17, Discontinued Operations). In December 2000, the Company obtained 0.2 million shares, valued at $0.9 million, for partial repayments of former officers’ notes receivable. See also “Former Officers’ Notes Receivable” in Note 8, following herein.

Restricted Shares

In January 2001, the Company issued 1.9 million restricted shares with a market valuation based on the Company’s stock price of $3.875, which was the closing market price on the grant date. These restricted shares vest 33 percent per year from September 1, 2001 to September 1, 2003. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in January 2001. The total stock-based compensation related to these restricted shares is expected to be $6.1 million, subject to vesting. For the years ended December 31, 2002 and 2001, the Company recorded $1.8 million and $2.7 million, respectively, in stock-based compensation related to these restricted shares. As of December 31, 2002, the Company had 0.5 million restricted shares outstanding that had not vested, 1.1 million restricted shares that vested in 2001 and 2002, and the remaining 0.3 million shares that have been forfeited since January 2001.

In November 2002, the Company issued 0.8 million restricted shares of common stock, as part of an exchange for 1.1 million stock options subject to variable accounting treatment. The exchange eliminated the variable accounting stock-based compensation expense associated with the tendered stock options. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in November 2002. The grants consist of 0.4 million restricted shares to be vested through November 2003 and 0.4 million restricted shares to be vested 33 percent per year on the anniversaries of the November 2002 grant date. The total stock-based compensation expense related to these restricted shares is expected to be $4.0 million, subject to vesting, which is based on the then market valuation of the Company’s stock price of $5.28, the closing market price on the grant date. For the year ended December 31, 2002, the Company recorded $0.4 million, in total, for these restricted shares.

In December 2002, 0.3 million shares were issued with a market valuation based on the Company’s stock price of $6.05, which was the closing market price on the grant date. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the six-year vesting term starting in December 2002. There are certain Company performance targets that could cause the Company’s Board of Directors to vote to accelerate the vesting period for 25 percent of the issued shares annually.

Restricted Stock Units Outstanding

The Company issued 1.6 million restricted stock units in October and November of 2002. The issuances of restricted stock units had an aggregate market valuation of $8.1 million based on the Company’s stock price at

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the grant dates. Accordingly, the Company will record stock-based compensation over the vesting term on a straight-line basis. The restricted stock units are to be treated as an equivalent to restricted shares of the Company’s common stock and included in stock-based compensation expense and the diluted earnings per share calculation. See Note 10, Long Term Incentive Plan, “Management Stock Purchase Plan (MSPP).”

Deferred Stock Issuance

As part of the purchase price for the Hunter acquisition, the Company has a $6.5 million payment payable in two equal installments on the first and second anniversary of the closing. If either seller or buyer elects, the $6.5 million deferred payment obligation is payable in cash up to 67 percent with the remainder payable in the Company’s common stock. Accordingly, the Company accounted for this $6.5 million deferred payment as $4.4 million in liabilities and $2.1 million in deferred stock issuance under the assumption that 67 percent of the obligation would be settled in cash. In addition to the common stock payment obligation related to Hunter, the Company has a $0.9 million obligation payable in the Company’s common stock related to the contingent earnout provisions of certain acquisition agreements. These stock obligation issuances are due in the year 2003.

Employee Stock Purchase Plan

During 1996, the Company implemented a plan that permits employees to purchase shares of the Company’s common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the lower of the closing market price on the first and last day of each calendar quarter. This plan was authorized to sell 450,000 shares. The Company sold 450,000 shares under the original Plan through November 30, 2000. On November 30, 2000, the Employee Stock Purchase Plan was amended to, among other things, increase the total number of shares authorized to be sold from 450,000 shares to 750,000 shares. The amendment also provided for subsequent annual increases of the total authorized shares by the lesser of 500,000 shares or 1.2 percent of the Company’s then outstanding shares. As of December 31, 2002, the Company was authorized to sell was 1,214,399 shares. During 2002 and 2001, the Company sold 124,000 and 76,000 shares, respectively, under the plan.

Former Officers’ Notes Receivable

As of December 31, 1999, the Company held notes receivable from three former Company officers with an aggregate principal balance of $7.9 million. The notes receivable arose from transactions whereby these individuals borrowed money from the Company to purchase a total of 200,000 shares of the Company’s common stock from third parties, and 37,500 shares of common stock from the Company. The notes receivables were accompanied by pledge agreements, which pledged the shares as collateral security for repayment of the notes. The borrowers subsequently either challenged the enforceability of the note agreements or declined to confirm their intention to comply with the terms of the notes. The Company accrued a loss contingency at December 31, 1999 in the amount of $5.3 million, representing the difference between the principal amount of the notes receivable and the value of the shares held by the Company as collateral. The $5.3 million was included as a non-operating charge within other expense in the consolidated statement of operations. During the year ended December 31, 2000, the Company recorded an additional $1.7 million to reflect further impairment of the market value of the former officers’ loans. In December 2000, the Company reached a settlement with one debtor, obtained the 237,500 shares, valued at $0.9 million, and retired the shares in treasury. The second debtor has declared bankruptcy in 2002. The Company is pursuing collection of approximately $3.0 million, plus interest, from the third debtor, Charles A. Demirjian.

Stockholder Rights Plan

On December 15, 1999 (“Distribution Date”), the Company’s Board of Directors adopted a Stockholders Rights Plan (the “Rights Plan”) and declared a dividend distribution of one Right (a “Right”) for each

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

outstanding share of common stock, to stockholders of record at the close of business on December 27, 1999. Each Right will entitle its holder, under certain circumstances described in the Rights Agreement, to purchase from the Company one one-thousandth of a share of its Series A Junior Participating Preferred Stock, $.001 par value, (the “Series A Preferred Stock”), at an exercise price of $75 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between the Company and American Stock Transfer & Trust Company, as Rights Agent.

Until the Distribution Date under the Rights Agreement, the surrender or transfer of any shares of common stock outstanding will also constitute the surrender of transfer of the Rights associated with such shares. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by the Company. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (subject to adjustment and payable in cash, common stock or other consideration deemed appropriate by the Company’s Board of Directors) at any time until ten days following the Stock Acquisition Date under the Rights Agreement. Immediately upon the action of the Company’s Board of Directors authorizing any redemption, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price. Until a Right is exercised, its holder, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Other Issuances of Common Stock

All other issuances of common stock during the years 2000 through 2002 were related to business combinations and exercised stock options.

9.    STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is recorded for the fixed compensation expense of restricted stock awards, in which expense is recorded on a straight-line basis over the vesting term for the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Total stock-based compensation expense consisted of the following (shown in thousands):

	2002	2001	2000
Restricted shares	$2,259	$2,773	$—
Restricted stock units	409	—	—
VSRP stock options	383	864	—
Exchanged stock options	119	4	—
Stock appreciation rights	80	100	—
Other	151	71	492

Total stock-based compensation expense	$3,401	$3,812	$492

The year ending stock prices used to compute the market valuation adjustment for variable accounting stock awards were $5.90, $5.50 and $3.81 for the years ended December 31, 2002, 2001 and 2000, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table summarizes the stock-based compensation expense for the years ended December 31, 2002, 2001 and 2000 recorded for the Company’s consultants and administrative support personnel (shown in thousands):

	2002	2001	2000
Consultants	$2,843	$3,238	$—
Administrative support personnel	558	574	492

Total stock-based compensation expense	$3,401	$3,812	$492

Below is the estimated annual aggregate stock-based compensation for each of the five succeeding years and thereafter from December 31, 2002 (shown in thousands):

Year ending December 31,	Amount
2003	$6,523
2004	3,447
2005	2,493
2006	1,048
2007	653
Thereafter	257

Total	$14,421

The above table is based on the total count of restricted shares and restricted stock units as of December 31, 2002 and does not include any reduction in expenses for possible forfeitures. Some shares are subject to accelerated vesting due to certain business performance events, thereby causing the fixed amounts to be expensed in periods earlier than estimated. New grants, forfeitures or accelerated vesting could change amounts significantly. As of December 31, 2002, the Company had 0.5 million shares subject to variable accounting and the estimated expense for the years presented was not provided in the table above.

10.    LONG-TERM INCENTIVE PLAN AND SUPPLEMENTAL EQUITY INCENTIVE PLAN

Summary

On June 30, 1996, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides for common stock, common stock-based and other performance incentives to employees, consultants, directors, advisors and independent contractors of the Company. The Long-Term Incentive Plan, as amended, was re-approved by a vote of the Company’s stockholders in 1999. The Long-Term Incentive Plan provides for a total available option pool equivalent to 25 percent of the issued and outstanding common stock.

In November 2001, the Company adopted a Supplemental Equity Incentive Plan (“SEIP”) to retain and recruit certain middle and senior-level employees and to optimize shareholder value. The SEIP only allows nonqualified stock options. The SEIP did not require shareholder approval; therefore, it was not voted on or approved by the Company’s stockholders.

Stock options and other forms of equity compensation are an important component of the compensation offered by the Company and promote long-term retention of its key employees, motivate high levels of performance and recognize contributions to the success of the Company.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

July 2000 Exchange of Options

In July 2000, the Company completed an employee stock option exchange that was offered to all then current employees, other than executive management, for employee retention purposes. Employees tendered 6.4 million options, with an average exercise price of approximately $28 per share. These employees were granted 2.7 million options in exchange for the tendered options. The number of new options granted each employee was based on, among other factors, a formula that considered the exercise prices of the tendered options. The new options had an exercise price of $5.9375, which was $1.00 above the market price as of the tender date. The new options vest 10 percent each quarter, beginning March 31, 2001. As of December 31, 2002, approximately 0.1 million options outstanding are subject to variable accounting in which stock-based compensation expense is recorded for the valuation increase of the closing market price above the exercise price. At December 31, 2002, the closing market price was below the exercise prices of the options; therefore, there was no stock-based compensation expense related to the options outstanding for the year ended December 31, 2002.

Value Sharing Retention Program

In August 2000, the Company adopted a comprehensive monetary and equity incentive program (the Value Sharing Retention Program—“VSRP”) to retain certain senior-level employees. This feature covered approximately 30 percent of the employee population. The Company obtained new non-compete covenants and extensions of current non-compete covenants for the majority of the participants under this incentive value sharing retention program. The program provided for maximum incentives of approximately $20.0 million in cash, 2.1 million restricted shares, and 4.8 million options, subject to vesting. The cash and equity incentives vest in stages over a 4 ½ year period.

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

On September 1, 2000, the Company granted 4.8 million stock options at an exercise price of $3.9375, which was the closing market price on the grant date. The option grants vest 10 percent on the date of grant and 5 percent per quarter thereafter through March 2004. As of December 31, 2002, approximately 0.2 million shares of these stock options outstanding were subject to variable accounting, in which stock-based compensation expense has been recorded.

In January 2001, the Company issued 1.9 million restricted shares with a market valuation based on the Company’s stock price of $3.875, which was the closing market price on the grant date. These restricted shares vest 33 1/3 percent per year from September 1, 2001 to September 1, 2003. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in January 2001. The total stock-based compensation related to these restricted shares is expected to be $6.1 million, subject to vesting. For the years ended December 31, 2002 and 2001, the Company recorded $1.8 million and $2.7 million, respectively, in stock-based compensation related to these restricted shares. As of December 31, 2002, the Company had 0.5 million restricted shares outstanding that had not yet vested, 1.1 million restricted shares were vested in 2001 and 2002, and the remaining 0.3 million shares have been forfeited since January 2001.

Annual Equity Incentive Program (AEIP)

In November 2001, the Company adopted an Annual Equity Incentive Program (“AEIP”). The AEIP provides for annual grants of stock options to key employees, commensurate with individual, business segment

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

and Company performance. As part of this program, 1.1 million options were issued with a grant price of $3.73, which was the closing market price on the date of the grant. The stock options vest 50 percent on February 1, 2002 and 50 percent on November 19, 2002. Future annual equity grants will vest 10 percent on the date of grant and 18 percent per year over five years from the date of grant. The Company can accelerate vesting up to three years based on operating performance.

Restricted Stock Exchanged for Stock Options

In October 2002, the Company offered its eligible employees the opportunity to voluntarily exchange certain outstanding incentive and nonqualified stock options for restricted shares of the Company’s common stock. In November 2002, the Company issued 0.8 million restricted shares of common stock, as part of the exchange for 1.1 million stock options subject to variable accounting treatment. The exchange eliminated the variable accounting stock-based compensation expense associated with the tendered stock options. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in November 2002. The grants consist of 0.4 million restricted shares, in exchange for 0.5 million options, to be vested in November 2003 and 0.4 million restricted shares, in exchange for 0.6 million VSRP options, to be vested 33 percent per year on the anniversaries of the November 2002 grant date. The total stock-based compensation expense related to these restricted shares is expected to be $4.0 million, subject to vesting, which is based on the then market valuation of the Company’s stock price of $5.28, which was the closing market price on the grant date. For the year ended December 31, 2002, the Company recorded $0.4 million of stock-base compensation expense, in total, for these restricted shares.

Also in October 2002, the Company offered its eligible employees the opportunity to sell to the Company certain nonqualified stock options, which had exercise prices significantly above the then-current market price of the Company’s common stock. The purchase price the Company offered was based on, among other factors, the exercise prices of such options and the purchase was priced at amounts equal to or less than $1.50 per option. The Company purchased 0.1 million non-qualified stock options for $0.2 million and recorded the expense to stock-based compensation expense for the year ended December 31, 2002.

Management Stock Purchase Program (MSPP)

In order to secure new non-solicitation agreements for those consultants who have agreements that expired in November 2002 or shortly thereafter, the Company successfully implemented and executed a predominantly stock-based retention program, Management Stock Purchase Program (“MSPP”), for key leaders in both of the Company’s business segments, using the Company’s existing Long-Term Incentive Program authorization. The program provides for individual purchases over five years of up to 2.3 million restricted stock units, including an accompanying match or grant of restricted stock units, as well as additional cash compensation of up to $4.5 million over three years in 25 percent installments, in return for the adoption of industry standard non-solicitation agreements. The issuances of restricted stock units had an aggregate market valuation of $8.1 million based on the Company’s stock price at the grant dates. The Company will record stock-based compensation over the vesting term on a straight-line basis. The restricted stock units are to be treated as an equivalent to restricted shares of the Company’s common stock and included in stock-based compensation expense and the diluted earnings per share calculation.

Purchases of restricted stock units by the consultants, including the accompanying match of restricted stock units by the Company, will occur over 56 months, in 20 percent installments, with purchase dates extending to July 1, 2007. The restricted stock units that were awarded, also to secure new non-solicitation agreements, vest in 33 1/3 percent installment over 32 months from grant dates to July 1, 2005. The MSPP contains certain provisions,

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

which subject these restricted shares to accelerated vesting upon attainment of certain business performance measures, which could cause the fixed amounts to be expensed on an accelerated basis. The Company expects to record the cash compensation to consulting services expense over 32 months from the grant dates to July 1, 2005. The Company paid the first of the four installments totaling $1.4 million, in aggregate, in November 2002.

The new non-solicitation agreements signed in exchange for participation in the MSPP included 12 months post-employment restrictions.

The Management Stock Purchase Program will supersede the AEIP for a three-year period. The MSPP did not require stockholder approval; therefore, it was not voted on or approved by the Company’s stockholders.

Other Option Grants

The Company granted a total of 0.7 million stock options during 2002, all under its existing LTIP authority. The Company granted a total of 1.9 million options during 2001, which includes the 1.1 million granted under the AEIP. In connection with the acquisitions, principally of Barba-Arkhon and Chambers, the Company issued 0.3 million options with grant prices at the closing market price on the acquisition dates. The remaining options granted were related to new hires and performance awards.

Other Information

In 1999, the Company determined, based in part on the absence of contemporaneous documentation, that 0.3 million nonqualified options issued to a total of sixteen individuals were issued at prices below fair market value. The aggregate dollar amount by which the grant prices of the options differ from the market prices as of the dates for which the Company has independent evidence to support the issuance of the options was $4.1 million. The amount charged to expense has been amortized over the relevant vesting periods. Accordingly, the Company recorded stock-based compensation expense, attributable to such options, of $0.1 million and $0.5 million in 2001 and 2000, respectively. As of December 31, 2001, the Company fully amortized the $4.1 million to stock-based compensation expense.

Options Outstanding

As of December 31, 2002, the Company had 5.9 million options outstanding at a weighted average exercise price of $5.42 per share. As of December 31, 2002, 3.4 million options were exercisable at a weighted average exercise price of $5.69 per share.

The following table summarizes stock option activity for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price
Options outstanding at beginning of year	8,550	$5.90	7,662	$6.39	8,213	$29.15
Granted	660	6.14	1,912	4.52	10,141	6.59
Exercised	(742)	4.36	(170)	4.56	(18)	3.01
Forfeited or exchanged	(2,608)	7.46	(854)	7.60	(10,674)	23.92

Options outstanding at end of year	5,860	$5.42	8,550	$5.90	7,662	$6.39

Options exercisable at year end	3,352	$5.69	3,057	$7.85	1,702	$8.63

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table summarizes information regarding stock options outstanding at December 31, 2002 and 2001:

	2002			2001
Range of exercise prices	Outstanding Shares (000s)	Weighted average exercise price	Remaining exercise period (years)	Outstanding Shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$ 0.00 to $ 3.74	1,082	$3.70	8.5	1,206	$3.70	9.0
$ 3.75 to $ 4.99	2,907	3.98	7.2	4,691	3.97	6.5
$ 5.00 to $ 7.49	1,435	5.91	7.6	1,765	5.85	5.8
$ 7.50 to $ 9.99	186	8.36	7.4	200	8.34	7.8
$10.00 and above	250	24.67	5.7	688	22.34	3.5

Total	5,860	$5.42	7.5	8,550	$5.90	8.2

The following table summarizes information regarding stock options exercisable at December 31, 2002:

Range of exercise prices	Outstanding Shares (000s)	Weighted average exercise price
$ 0.00 to $ 3.74	1,030	$3.71
$ 3.75 to $ 4.99	1,443	3.95
$ 5.00 to $ 7.49	538	5.39
$ 7.50 to $ 9.99	110	8.91
$10.00 and above	231	24.53

Total	3,352	$5.69

The following table summaries the information regarding outstanding stock options by each plan the Company had as of December 31, 2002 to show the distribution of equity compensation plans approved and not approved by the Company’s stockholders:

	Outstanding Shares (000s)	Weighted average exercise price	Shares remaining available for future issuances (000s)
LTIP	5,502	$5.52	330
SEIP	358	$3.96	372

Total	5,860	$5.42	702

11.    SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable:

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2002	2001
Billed amounts	$51,978	$41,814
Engagements in process	18,905	20,546
Allowance for uncollectible accounts	(9,190)	(9,948)

	$61,693	$52,412

Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month’s services.

Below are the components of accounts receivable as of December 31, by segment (shown in thousands):

	2002	2001
Financial & Claims Consulting:
Billed amounts	$36,073	$29,008
Engagements in process	15,533	11,385
Allowance for uncollectible accounts	(6,543)	(5,813)

	45,063	34,580

Energy & Water Consulting:
Billed amounts	$15,905	$12,806
Engagements in process	3,372	9,161
Allowance for uncollectible accounts	(2,647)	(4,135)

	16,630	17,832

Combined total	$61,693	$52,412

Property and Equipment:

Property and equipment as of December 31 consisted of (shown in thousands):

	2002	2001
Land and buildings	$3,497	$3,455
Furniture, fixtures and equipment	35,641	32,422
Software	7,808	6,691
Leasehold improvements	8,602	9,059

	55,548	51,627
Less: accumulated depreciation and amortization	(37,424)	(30,979)

Property and equipment, net	$18,124	$20,648

The Company recorded $7.7 million in depreciation expense for the year ended December 31, 2002. During the year ended December 31, 2002, the Company disposed of $1.9 million in property and equipment in cost with an accumulated depreciation balance of $1.2 million, which included a $0.5 million net write-down of leasehold improvements for the closing of certain offices already anticipated for in the Company’s restructuring plan.

Other Current Liabilities:

The components of other current liabilities as of December 31 were as follows (shown in thousands):

	2002	2001
Acquisition earnout obligations	$3,400	$2,146
Deferred rent	1,989	1,749
Notes payable—current	1,500	1,500
Deferred purchase price obligations	4,878	675
Deferred revenue credits	1,861	588
Other liabilities	3,042	1,795

	$16,670	$8,453

Acquisition earnout obligations relate to payments due under certain purchase agreements; they became payable upon the achievement of specified financial objectives. The $2.1 million balance at December 31, 2001 was paid March 1, 2002. The $3.4 million balance at December 31, 2002 is anticipated to be paid during the first six months of 2003.

The notes payable—current relate to installments under the Barba-Arkhon acquisition agreement. The final payment was due March 1, 2003 and was paid during the first quarter 2003.

12.    SUPPLEMENTAL CASH FLOW INFORMATION

2002 Non-Cash Transactions

The Company entered into deferred cash payment commitments as part of the purchase price for certain acquisitions. These deferred cash payments consist of $1.5 million for the Barrington Energy acquisition, $0.5 million for the Keevan acquisition, and $0.5 million for the Hunter acquisition. In addition, as part of the purchase price for the Hunter acquisition, the Company entered into a $6.5 million deferred payment obligation payable in the Company’s common stock, or cash up to 67 percent of the obligation. Accordingly, the Company accounted for this deferred payment as 67 percent liabilities and 33 percent deferred stock issuance. The Company issued a total of 2.9 million shares of its common stock, valued at $17.5 million in conjunction with the purchases of Keevan, FACG, Barrington Energy and Hunter. (See Note 3, “Acquisitions”).

During the year ended December 31, 2002, the Company recorded, in aggregate, $4.3 million of goodwill with contingent earnout liabilities and stock obligations for earnout provisions met under provisions of certain purchase agreements. The Company also incurred $0.4 million of future payment obligations for the purchase of computer software. For the year ended December 31, 2002, the Company recorded $2.7 million for deferred compensation related to restricted shares and restricted stock units.

2001 Non-Cash Transactions

As of December 31, 2001, the Company recorded goodwill and contingent earnout liabilities of $2.1 million as a result of the attainment of certain revenue and gross margin targets under the provisions of the PENTA purchase agreement. The Company issued $3.0 million in notes payable to supplement the financing of the Barba-Arkhon acquisition. The Company entered into a commitment for a deferred cash payment of $0.6 million related to the purchase price in the Chamber acquisition. (See Note 3, “Acquisitions”). The Company financed the purchase of new computer equipment and incurred $0.7 million of capital lease obligations. The Company recorded $2.8 million for deferred compensation related to restricted stock.

2000 Non-Cash Transactions

As of December 31, 2000, the Company recorded goodwill and contingent earnout liabilities of $2.0 million as a result of the attainment of certain revenue and gross margin targets under the provisions of the PENTA purchase agreement. In October 2000, the Company exchanged SDG stock for 1.6 million shares of the Company’s stock, valued at $6.2 million, in conjunction with the sale of SDG (see Note 17, “Discontinued Operations”).

Other Information

Total interest paid during the years ended December 31, 2002, 2001 and 2000 was $0.8 million, $0.4 million, and $0.7 million, respectively. Total income taxes paid during the years ended December 31, 2002, 2001 and 2000 were $7.8 million, $3.3 million, and $6.2 million, respectively.

13.    LEASE COMMITMENTS

The Company leases its office facilities and certain equipment under operating lease arrangements that expire at various dates through 2012. The Company leases office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. In addition, the Company leases equipment under noncancelable operating leases.

Future minimum annual lease payments (shown in thousands) for the years subsequent to 2002 and in the aggregate are as follows:

Year ending December 31,	Amount
2003	$11,845
2004	10,676
2005	9,991
2006	9,558
2007	7,256
Thereafter	16,455

$65,781

In addition, the Company has other lease commitments for the years subsequent to 2002, totaling in the aggregate $5.7 million. As part of the restructuring plan, the Company decided to terminate or sublease such leases and has reserved for the associated net costs within the facilities closings reserve. See Note 16 “Restructuring Costs (Credits).”

Rent expense for operating leases was $14.5 million, $12.1 million, and $11.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

14.    BANK BORROWINGS

The Company maintains an unsecured revolving line of credit agreement for $50.0 million, with the ability to increase the amount up to $75.0 million over the term of the agreement. A consortium between the LaSalle Bank, N.A., the Company’s primary banker, and US Bank agreed to finance the revolving line of credit agreement. The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend it for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal fund rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement was amended in November 2002 and contains similar covenants as the original agreement, which requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization. There were no other substantive changes in the terms and conditions in the amendment.

The Company was in compliance with the terms of the agreements, then in place, as of December 31, 2002 and 2001. As of December 31, 2002, the Company had a $6.5 million balance outstanding under the line of credit agreement; the interest rate on such bank borrowings was 2.66 percent. The Company did not have a balance outstanding under the agreement at December 31, 2001.

At December 31, 2002, the Company had letters of credit of $3.7 million outstanding, compared to $7.7 million outstanding as of December 31, 2001. The decrease relates to the payment of the first installment of Barba-Arkhon notes payable and the litigation settlement obligation during 2002. The letters of credit outstanding at December 31, 2002 are to secure the second installment of the Barba-Arkhon notes payable, due in March 2003, and various leased office space the Company occupies. The letters of credit expire at various dates through January 2004.

15.    INCOME TAX EXPENSE (BENEFIT)

Income tax expense (benefit), shown in thousands, consists of the following:

	For the year ended December 31,
	2002	2001	2000
Federal:
Current	$4,295	$(1,941)	$(1,901)
Deferred	(155)	(949)	(4,075)

Total	4,140	(2,890)	(5,976)

State:
Current	927	(308)	82
Deferred	(36)	(48)	(944)

Total	891	(356)	(862)

Foreign	877	962	644

Total federal, state and foreign income tax expense (benefit)	$5,908	$(2,284)	$(6,194)

Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income (loss) from continuing operations before income taxes as follows:

	For the year ended December 31,
	2002	2001	2000
Federal tax expense (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
State tax expense (benefit) at statutory rate, net of federal tax benefits	4.2	(5.6)	(4.2)
Foreign taxes	(0.2)	0.8	(0.2)
Effect of nontaxable interest and dividends	(0.7)	(2.9)	(0.4)
Effect of non-deductible amortization	2.7	12.7	4.7
Effect of non-deductible stock compensation expense	(1.9)	0.8	0.8
Effect of employee stock purchase plan disqualifying disposition	(0.1)	(0.5)	—
Effect of restricted stock vesting	—	(3.2)	—
Effect of non-deductible meals and entertainment expense	1.0	2.8	2.1
Effect of other non-deductible expenses	—	—	2.1

	40.0%	(30.1)%	(30.1)%

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $0.4 million, $0.08 million, and $0.02 million in 2002, 2001 and 2000, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2002	2001
Deferred tax assets attributable to:
State income taxes	$(510)	$(497)
Allowance for uncollectible receivables	2,772	2,644
Restructuring costs	176	974
Former officers’ notes	1,414	1,414
Insurance related costs	15	440
Depreciation and amortization	928	866
Stock options	273	—
Deferred revenue	176	—
Litigation settlement	1,424	680
Acquisition costs	1,359	1,186
AMT and foreign tax credits carried forward	1,010	774
Other	(1)	25

Total deferred tax assets	9,036	8,506

Deferred tax liabilities attributable to:
Compensation program	492	—
Investments	298	—
Adjustment resulting from changes in the method of accounting used for tax purposes	—	445
Other	—	5

Deferred tax liabilities	790	450

Net deferred tax assets	$8,246	$8,056

The Company has not recorded a valuation allowance against its net deferred tax assets, as it believes it is more likely than not that the net deferred tax assets are recoverable from future results of operations.

16.    RESTRUCTURING COSTS (CREDITS)

In May 2000, the Company implemented a plan to restructure its operations. The restructuring of the Company’s operations included streamlining its administrative staff, facility closings and space reduction. Accordingly, the Company recorded restructuring costs of $10.2 million for the year ended December 31, 2000. The Company offered involuntary severance packages to approximately 140 consulting, executive and administrative employees in its continuing operations. The Company recorded $ 6.0 million in severance-related costs associated with these reductions in force. The Company also recorded $4.2 million of expense associated with facility closings, space reduction and office consolidation. Most of the plan has been completed.

During the year ended December 31, 2001, the Company recorded a $1.9 million charge for additional costs to be incurred. As of December 31, 2001, the Company had not been able to sublease its remaining lease obligations of office subject to closing or size reduction. The Company reevaluated the time and additional costs it expected to incur to secure tenants for the lease obligation based on the then current real estate market conditions.

The Company recorded a $0.5 million restructuring credit to its operating results for the year ended December 31, 2002. Certain offices subject to closing or size reduction were put back into operations as additional space was needed to support acquisitions and headcount growth.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The activity affecting the accrual for restructuring charges during 2002, 2001, and 2000 is as follows (shown in thousands):

	Facilities closings	Workforce reductions	Total
Balance at December 31, 1999	$2,824	$536	$3,360

Year ended December 31, 2000:
Charges to operations	4,259	5,970	10,229
Utilized	(2,275)	(5,461)	(7,736)
Reclassified to discontinued operations.	(1,312)	—	(1,312)

Balance at December 31, 2000	3,496	1,045	4,541

Year ended December 31, 2001:
Credit to operations	1,900	—	1,900
Utilized	(1,671)	(887)	(2,558)
Reclassified	158	(158)	—

Balance at December 31, 2001	3,883	—	3,883

Year ended December 31, 2002:
Credit to operations	(500)	—	(500)
Utilized	(1,255)	—	(1,255)

Balance at December 31, 2002	$2,128	$—	$2,128

17.    DISCONTINUED OPERATIONS

In May 2000, the Company developed plans and identified certain operating units and other entities for disposition, and implemented plans to restructure the remaining operating units. The Company has made three large strategic divestitures in 2000: Economics & Policy, Strategic Consulting and IT Solutions.

Economics & Policy

On September 29, 2000, the Company sold the assets of LECG to a team of senior LECG professionals in a management buy-out for $45.0 million, principally in cash and notes receivable. The agreement provides for other contingent consideration, including up to a $5.0 million deferred sales price payment plus interest at agreed-upon rates. No value was given to contingent deferred payments when calculating the gain on disposition. This contingent deferred sales price payment is based on certain employee retention on the first anniversary of the closing date. LECG has informed the Company that no contingent payment is due. The Company disagrees, but is unable to predict whether it will ever recover any such amounts.

Strategic Consulting

In October 2000, the Company completed a nontaxable exchange of the stock of SDG for the Company’s stock with a value at the time of closing of approximately $6.2 million. In addition, the Company received $16.0 million in cash related to this transaction. The assets of Glaze Creek were included in this transaction.

In June 2000, the Company shut down the operations of Triad International through employee terminations and sold certain Triad International assets to the remaining employees. The purchasers also assumed certain liabilities in connection with this disposition. In consideration for the sale, the Company is eligible to receive up

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

to $4.0 million in contingent deferred payments over four years following the disposition date. No value was given to the contingent deferred payments when calculating the loss on disposition. Since disposition, the Company received a total of $0.6 million in contingent deferred payments.

The Company sold to either management or various interested third parties the operations of Brooks International AB, Brooks International SARL and SPRL, and Brooks International Consulting OY and completed this process during 2001.

IT Solutions

In July 2000, the Company sold the assets of GeoData Solutions for $9 million cash, and retained all accounts receivable, which had an estimated realizable value of approximately $4.1 million at July 1, 2000. There were no Geodata receivable amounts outstanding as of December 31, 2001. The Company shut down the operations of SSC and Dowling Associates during the third quarter of 2000.

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

2000
Revenues:
Economics & Policy	$60,029
Strategic Consulting	35,288
IT Solutions	15,557

Total revenues	110,874

Loss from discontinued operations	(13,794)
Income tax (benefit)	(1,877)

Net loss	$(11,917)

Results of discontinued operations for the year ended December 31, 2000 only include amortization of associated intangible assets through the measurement date of April 30, 2000. The above results include $1.7 million of net loss (excluding amortization expenses) for the period May 1, 2000 through disposition dates.

The loss on dispositions for the year ended December 31, 2000 includes the following (in thousands):

Book value of net assets in excess of proceeds, including intangible assets of $162,346	$138,181
Net pre-tax loss on discontinued operations for the period Ma 1, 2000 through the expected disposition dates	3,597
Expenses associated with asset disposals (including $5,861 in severance-related expenses)	8,407

Pre-tax loss on dispositions	150,185
Income tax provision	4,818

Loss on dispositions	$155,003

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

18.    EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans for several operating subsidiaries. Eligible employees may contribute a portion of their compensation to their respective operating subsidiary’s plan. In February 2000, the Company amended the profit sharing and savings plans of all operating subsidiaries to provide employer-matching contributions for all participants. The Company matches in an amount equal to 100 percent of the employees’ current contributions, up to a maximum of 3 percent of the employees’ total eligible compensation and limited to $5,100 per participant.

The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company’s contributions to the various plans were $2.6 million, $2.4 million, and $2.3 million in the years ended December 31, 2002, 2001, and 2000, respectively.

19.    RELATED PARTY TRANSACTIONS

Mr. Thompson, one of the Company’s directors, is Chairman of the law firm of Winston & Strawn. Winston & Strawn has provided legal representation for the Company in the past and may provide services to the Company in the future. Total payments related to services rendered were $0.3 million, $0.2 million, and $1.1 million in 2002, 2001 and 2000, respectively.

20.    LITIGATION AND SETTLEMENTS

As previously disclosed, in August 2000, the Company agreed to settle for $23.0 million the consolidated securities law class actions (the “Consolidated Class Actions”). The Company’s contribution to the settlement was $16.5 million, with the insurance companies contributing $6.5 million. The federal district court approved this settlement in March 2001. The Company subsequently recovered from one of its insurers an additional contribution of $4.0 million, which it agreed to share with the class on a 50/50 basis, net of the Company’s costs. All settlement funds were paid into escrow pending final resolution of appeals and distribution issues. In July 2002 the last pending appeal was resolved. In February 2003, the federal district court entered an order authorizing the distribution of all settlement funds.

In February 2003, the Company agreed to settle, without any admission of liability, a previously disclosed lawsuit entitled Klein v. Navigant Consulting, Inc. et al. for a payment of $1.35 million. The plaintiffs had opted out of the settlement of the Consolidated Class Action. There are no other opt out lawsuits remaining. The Company recorded an additional $0.8 million to litigation and settlement provisions during the year ended December 31, 2002 related to the matter.

As previously disclosed, in October 2002, the Company filed a complaint against two former employees in the United States District Court for the Northern District of Texas entitled, Navigant Consulting Inc. v. Wilkinson et al. In November 2002, the Company amended its complaint to add as a defendant a third former employee, Sharon Taulman. The complaint, as amended, seeks to protect the Company’s intellectual property rights in certain proprietary software and to enforce certain provisions of its former employees’ confidentiality and non-solicitation agreements. The Company is seeking declaratory and injunctive relief, compensatory and punitive damages and attorneys’ fees on various legal theories, including misappropriation of trade secrets, conversion, breach of contract, and breach of fiduciary duties. The defendants have counter-claimed for defamation and for breach of contract based on NCI’s refusal to permit the defendants to exercise certain employee stock options.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

As previously disclosed, in November 2001, the Company was informed that the SEC has initiated a formal investigation, through the Chicago office of its Division of Enforcement, as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company is cooperating fully with the SEC.

As previously disclosed, in November 2000, the Company was served with a lawsuit filed in the Circuit Court of Cook County, Illinois by two former officers, Steven J. Denari and Charles A. Demirjian. The lawsuit named as defendants the Company, three of its directors, and its auditors, KPMG LLP. The lawsuit seeks compensatory and punitive damages from defendants based on various legal theories, including defamation. NCI is defending this lawsuit vigorously. In an independent action, the Company is also pursuing collection of approximately $3.0 million from Mr. Demerjian, who borrowed money from the Company to purchase the Company’s common stock and has, to date, declined to repay the money borrowed.

From time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

Under date of February 7, 2003, we reported on the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2002, as contained in the 2002 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 of the notes to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill.

/s/    KPMG LLP

Chicago, Illinois

February 7, 2003

S-1

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000

(amounts in thousands)

Description	Balance at beginning of year	Charged to expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2002 Allowance for doubtful accounts	$9,948	$4,643	$(5,401)	$9,190
Year ended December 31, 2001 Allowance for doubtful accounts	$9,521	$5,604	$(5,177)	$9,948
Year ended December 31, 2000 Allowance for doubtful accounts	$16,330	$4,900	$(11,709)	$9,521

(1)	Represents write-offs of bad debts. In 2000, $5.1 million was attributed to divestitures.

S-2