Form 10-Q
period 2003-03-31
NAVIGANT CONSULTING INC
filed 2003-05-12
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28830

Navigant Consulting, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4094854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 North Wabash Avenue, Chicago, Illinois 60611

(Address of principal executive offices, including zip code)

(312) 573-5600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).    YES  ☒        NO  ☐

As of May 9, 2003, 41.8 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

PERIOD ENDED MARCH 31, 2003

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,339	$8,109
Accounts receivable, net	65,844	61,693
Prepaid expenses and other current assets	5,251	3,998
Deferred income taxes	5,189	4,601

Total current assets	81,623	78,401
Property and equipment, net	18,189	18,124
Goodwill and intangible assets, net	97,908	97,372
Deferred income taxes	3,654	3,645
Other assets	3,321	3,662

Total assets	$204,695	$201,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$13,500	$6,500
Accounts payable and accrued liabilities	8,098	10,621
Accrued compensation-related costs	8,425	11,995
Income tax payable	9,276	6,705
Other current liabilities	14,878	16,670

Total current liabilities	54,177	52,491
Other non-current liabilities	4,592	4,418

Total liabilities	58,769	56,909
Stockholders’ equity:
Common stock	47	47
Preferred stock	—	—
Additional paid-in capital	374,320	372,012
Deferred stock issuance	3,734	3,209
Restricted stock units outstanding	4,731	4,439
Deferred compensation—restricted stock	(8,995)	(9,152)
Treasury stock	(71,098)	(65,803)
Accumulated deficit	(156,847)	(160,353)
Accumulated other comprehensive income (loss)	34	(104)

Total stockholders’ equity	145,926	144,295

Total liabilities and stockholders’ equity	$204,695	$201,204

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended March 31,
	2003	2002
Revenues before reimbursements	$64,024	$53,655
Reimbursements	9,740	6,915

Total revenues	73,764	60,570
Cost of services before reimbursable expenses	38,434	32,160
Reimbursable expenses	9,740	6,915

Total costs of services	48,174	39,075
Stock-based compensation expense	1,712	1,942
General and administrative expenses	15,926	14,374
Depreciation expense	1,701	1,791
Amortization expense	495	338

Operating income	5,756	3,050
Other income (expense), net	172	(28)

Income before income taxes	5,928	3,022
Income tax expense	2,422	1,194

Net income	$3,506	$1,828

Basic net income per share	$0.08	$0.05
Shares used in computing net income per basic share	42,207	38,723
Diluted net income per share	$0.08	$0.04
Shares used in computing net income per diluted share	46,250	40,905
Comprehensive income:
Net income	$3,506	$1,828
Foreign currency translation adjustment	138	60
Unrealized holding loss	—	(56)

Comprehensive income	$3,644	$1,832

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$3,506	$1,828
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,701	1,791
Amortization expense	495	338
Stock-based compensation expense	1,712	1,942
Amortization of consultants’ non-solicitation agreements	433	—
Payments related to consultants’ non-solicitation agreements	(193)	—
Deferred income taxes	(596)	—
Other, net	10	—
Changes in assets and liabilities:
Accounts receivable	(4,244)	(4,288)
Prepaid expenses and other current assets	(934)	(2,521)
Accounts payable and accrued liabilities	(2,522)	861
Accrued compensation-related costs	(3,450)	(8,525)
Income taxes payable	2,571	532
Other current liabilities	(277)	1,177

Net cash used in operating activities	(1,788)	(6,865)
Cash flows from investing activities:
Purchases of property and equipment	(1,777)	(855)
Payment of acquisition liabilities	(560)	(2,146)
Payment of notes payable related to acquisition	(1,500)	(1,500)
Other, net	28	66

Net cash used in investing activities	(3,809)	(4,435)
Cash flows from financing activities:
Issuance of common stock	1,122	893
Stock repurchases	(5,295)	(1,111)
Borrowings from bank, net	7,000	—

Net cash provided by (used in) financing activities	2,827	(218)

Net decrease in cash and cash equivalents	(2,770)	(11,518)
Cash and cash equivalents at beginning of the period	8,109	35,950

Cash and cash equivalents at end of the period	$5,339	$24,432

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Navigant Consulting, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required in comprehensive financial statements presented in conformity with accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full years.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2002 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 14, 2003.

Note 2. Segment Information

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

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the three months ended March 31, 2003 and 2002 have been summarized as follows (shown in thousands):

	For the three months ended March 31,
	2003	2002
Revenues:
Financial & Claims Consulting	$56,485	$45,326
Energy & Water Consulting	17,279	15,244

Combined segment revenues	$73,764	$60,570

Operating profit (loss):
Financial & Claims Consulting	$10,341	$7,866
Energy & Water Consulting	(677)	(745)

Combined segment operating profit	$9,664	$7,121

Operating Profit and Statement of Operations reconciliation:

Unallocated:
Depreciation expense	1,701	1,791
Amortization expense	495	338
Stock-based compensation expense	1,712	1,942
Other expense (income)	(172)	28

Sub-total	3,736	4,099

Income before income taxes	$5,928	$3,022

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Certain operating expenses, which relate to general corporate costs, were allocated to operating segments on the basis of revenues. For comparative purposes, certain operating expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and included in the costs not allocated to segments.

For the three months ended March 31, 2003, the operating loss of Energy & Water Consulting included $1.2 million in severance expense for consulting and administrative personnel. The Company reduced excess personnel capacity and eliminated unprofitable service offerings within the Energy & Water segment, which included employee terminations and the reassignment of consulting resources.

Pro Forma Information

The following unaudited pro forma financial information for the three months ended March 31, 2002 presents the combined financial information as if the acquisition of the assets of the Hunter & Associates Management Services, Inc. (“Hunter”) had been effective as of January 1, 2002. Hunter is included in Financial & Claims Consulting. The pro forma financial information (shown in thousands) includes income tax adjustments to Hunter’s operating results, formerly an S corporation, as if Hunter had been included in the Company’s income tax returns:

Revenues:
Financial & Claims Consulting	$51,327
Energy & Water Consulting	15,244

Combined segment revenues	$66,571

Operating profit (loss):
Financial & Claims Consulting	$8,533
Energy & Water Consulting	(745)

Combined segment operating profit	$7,788

Unallocated:
Depreciation expense	1,809
Amortization expense	548
Stock-based compensation expense	1,942
Other expense (income)	43

Sub-total	4,342

Income before income taxes	$3,446
Income tax expense	1,361

Net income	$2,085

Basic income per share	$0.05
Diluted income per share	$0.05

Note 3. Goodwill and Intangible Assets:

Goodwill and other intangible assets consisted of (shown in thousands):

	March 31, 2003	December 31, 2002
Goodwill	$100,624	$99,593
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	95,199	94,168
Intangible assets:
Customer lists	4,470	4,470
Non-compete agreements	5,200	5,200
Trade name	400	400
Other	1,055	1,055

	11,125	11,125
Less: accumulated amortization	(8,416)	(7,921)

Intangible assets, net	2,709	3,204

Goodwill and intangible assets, net	$97,908	$97,372

In accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 142, the Company is required to perform an annual goodwill impairment test. The Company will complete an annual impairment test on May 31, 2003. As of March 31, 2003, there is no indication of impairment to the Company’s goodwill balances at March 31, 2003. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of March 31, 2003, there was no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the three months ended March 31, 2003 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy & Water Consulting	Total
Balance as of January 1, 2003—Goodwill	$75,913	$18,255	$94,168
Balance as of January 1, 2003—Intangibles	3,003	201	3,204

Balance as of January 1, 2003—Total	78,916	18,456	97,372
Goodwill acquired	1,030	1	1,031
Less—amortization expense	(476)	(19)	(495)

Balance as of March 31, 2003—Total	$79,470	$18,438	$97,908

Goodwill and intangible assets:
Goodwill, net	$76,943	$18,256	$95,199
Intangible assets, net	2,527	182	2,709

Balance as of March 31, 2003—Total	$79,470	$18,438	$97,908

During the three months ended March 31, 2003, the Company recorded $1.0 million in goodwill, which related primarily to the 2002 earnout provisions of certain acquired businesses.

Note 4. Earnings per share (EPS)

Basic earnings per share is computed by dividing income by the basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average of days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing income by the diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period.

For the three months ended March 31, 2003 and 2002, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	2003	2002
Common shares outstanding	41,828	38,723
Business combination obligations payable in shares	379	—

Basic shares	42,207	38,723
Employee stock options and restricted shares	2,181	2,182
Equivalent shares of restricted stock units	1,625	—
Contingently issuable shares	237	—

Diluted shares	46,250	40,905

As a result of the Hunter acquisition, the Company is obligated to issue shares of its common stock based on the trading price at the time of issuance. Based on the average market price of its common stock during the three months ended March 31, 2003, the Company would be obligated to issue 0.4 million shares with a total cash equivalent value of $2.1 million due one half in September 2003 and one half in September 2004. The weighted average of these shares for the three months ended March 31, 2003 was 0.4 million and is included in the basic earnings per share calculation.

In January 2001, the Company granted 1.9 million restricted shares of its common stock in conjunction with the Value Sharing Retention Program. As of March 31, 2003, approximately 0.4 million shares remained unvested and are scheduled to vest in September 2003. In November 2002, the Company granted 0.8 million restricted shares of its common stock, as part of an exchange for stock options subject to variable accounting treatment. Approximately, 0.7 million shares were outstanding and unvested as of March 31, 2003. In addition, in late December 2002, the Company granted 0.3 million restricted shares of its common stock that remain unvested as of March 31, 2003. The total of all unvested restricted shares is 1.4 million and they have voting rights but are excluded from the basic earnings per share calculation until vesting occurs; these shares are 100 percent dilutive and are included in the diluted earnings per share calculation based on a weighted average days outstanding.

The Company granted 1.6 million restricted stock units in October and November of 2002. The restricted stock units are treated as an equivalent to restricted shares in the diluted earnings per share calculation.

As part of earnout provisions for certain acquisition agreements, the Company will settle a portion of its obligations through the issuance of its common stock. As of March 31, 2003, there were 0.2 million contingently issuable shares, which were issued on April 1, 2003.

Note 5. Stockholders’ Equity

During the three months ended March 31, 2003, the Company repurchased 0.9 million shares of its common stock for $5.3 million. The Company issued 0.2 million of its common stock from transactions related to stock option exercises and stock purchases by its employees for $1.1 million, which included related income tax benefits. Additionally, the Company recorded $1.5 million in unearned deferred compensation and paid-in-capital for 0.3 million restricted shares. For the three months ended March 31, 2003, the Company recorded $1.9 million in deferred compensation amortization for restricted stock and restricted stock units.

Note 6. Stock-based Compensation Expense

Stock-based compensation expense is recorded for restricted stock awards, on a straight-line basis over the vesting term for the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices at quarter end.

Total stock-based compensation expense (credit) consisted of the following (shown in thousands):

	March 31, 2003	March 31, 2002
Restricted shares	$1,283	$690
Restricted stock units	614	—
VSRP stock options	(66)	689
Exchanged stock options	1	367
Stock appreciation rights	(120)	196

Total stock-based compensation expense	$1,712	$1,942

The following table summarizes the stock-based compensation expense for the three months ended March 31, 2003 and 2002 recorded for the Company’s consultants and administrative support personnel (shown in thousands):

	March 31, 2003	March 31, 2002
Consultants	$1,651	$1,456
Management and administrative support personnel	61	486

Total stock-based compensation expense	$1,712	$1,942

Note 7. Recent Accounting Pronouncements

In accordance with SFAS 148, the Company presents the following disclosures for the three months ended March 31, 2003 and 2002:

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” and related interpretations for its stock-based compensation plans. Accordingly, no stock-based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the purported “fair value” recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to its stock-based compensation plans.

	March 31, 2003	March 31, 2002
Net income, as reported	$3,506	$1,828
Add back: Stock-based compensation included in net income, net of related income tax effects	1,027	1,165
Deduct: Total stock-based compensation determined under purported fair value based method for all awards, net of related income tax effects	(1,280)	(1,755)

Pro forma net income	$3,253	$1,238

Earnings per share:
Basic—as reported	$0.08	$0.05
Basic—pro forma	$0.08	$0.03
Diluted—as reported	$0.08	$0.04
Diluted—pro forma	$0.07	$0.03

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	March 31, 2003	December 31, 2002
Billed amounts	$48,318	$51,978
Engagements in process	27,935	18,905
Allowance for uncollectible accounts	(10,409)	(9,190)

	$65,844	$61,693

Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month’s professional services.

Below are the components of accounts receivable by segment (shown in thousands):

	March 31, 2003	December 31, 2002
Financial & Claims Consulting:
Billed amounts	$35,637	$36,073
Engagements in process	22,835	15,533
Allowance for uncollectible accounts	(7,790)	(6,543)

	$50,682	$45,063

Energy & Water Consulting:
Billed amounts	$12,681	$15,905
Engagements in process	5,100	3,372
Allowance for uncollectible accounts	(2,619)	(2,647)

	$15,162	$16,630

	$65,844	$61,693

Other Current Liabilities:

The components of accounts payable and accrued liabilities were as follows (shown in thousands):

	March 31, 2003	December 31, 2002
Acquisition earnout obligations	$3,578	$3,400
Deferred rent	2,005	1,989
Notes payable—current	—	1,500
Deferred purchase price obligations	4,678	4,878
Deferred revenue credits	2,748	1,861
Other current liabilities	1,869	3,042

	$14,878	$16,670

Acquisition earnout obligations relate to payments due under certain purchase agreements; the amounts became payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2003, the Company paid $3.6 million related to the accrued acquisition earnout obligation at March 31, 2003 and December 31, 2002.

The notes payable—current of $1.5 million as of December 31, 2002 relates to the second and last installment of notes payable due under the acquisition agreement for the Company’s purchase of the assets of Barba—Arkon International, Inc. The final payment was due and paid in the first quarter 2003.

On April 1, 2003, the Company paid $1.0 million of its deferred purchase price obligations that existed at March 31, 2003. The remainder of the balance is due in the third quarter of 2003.

Note 9. Supplemental Consolidated Cash Flow Information

Total interest paid during the three months ended March 31, 2003 and 2002 was $0.1 million and $0.1 million, respectively. Total income taxes paid during three months ended March 31, 2003 and 2002 were $0.6 million and $1.0 million, respectively.

The Company recorded goodwill and earnout liabilities of $1.0 million related to purchase agreement provisions of certain acquired businesses for the three months ended March 31, 2003. The amounts recorded are revisions for amounts estimated and recorded at December 31, 2002. The Company recorded assets and liabilities of $0.2 million related to agreements under the Management Stock Purchase Program.

For the three months ended March 31, 2003 and March 31, 2002, the Company recorded $1.9 million and $0.7 million, respectively, for deferred compensation related to restricted stock and restricted stock units.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect” and similar expressions. The Company cautions readers that forward looking statements, including without limitation those relating to the Company’s future business prospects, revenues, working capital, liquidity and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to important risks and factors herein identified or identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Results of Continuing Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues before reimbursements:

	Three months ended March 31,
	2003	2002
Revenues before reimbursements	100.0	100.0
Reimbursements	15.2	12.9

Total revenues	115.2%	112.9%
Cost of services before reimbursable expenses	60.0	59.9
Reimbursable expenses	15.2	12.9

Total costs of services	75.2	72.8
Stock-based compensation expense	2.7	3.6
General and administrative expenses	24.9	26.8
Depreciation expense	2.6	3.4
Amortization expense	0.8	0.6

Operating income	9.0	5.7
Other income (expense), net	0.3	(0.1)

Income before income taxes	9.3	5.6
Income tax expense	3.8	2.2

Net income	5.5%	3.4%

2003 Compared to 2002 – For the three month period ended March 31.

Revenues.    Total revenues consist primarily of revenues earned from consultants’ fees and reimbursable expenses. Revenues earned from consultants’ fees are primarily a function of billable hours, bill rates and consultant headcount. Revenues earned from reimbursable expenses are billable project-related expenses, which include travel costs, subcontractor services and materials recoverable under the terms of contracts.

Total revenues increased $13.2 million, or 22 percent, to $73.8 million in the three months ended March 31, 2003 compared to $60.6 million in the corresponding period in 2002. Approximately $2.8 million of the increase in total revenues relates to reimbursable expenses.

Revenues before reimbursements increased $10.4 million, or 19 percent, to $64.0 million in the three months ended March 31, 2003, compared to $53.7 million in the corresponding period in 2002. When comparing the two quarters, the average bill rates and utilization rates increased while the consulting headcount decreased slightly. The Company’s average utilization rates increased to 72 percent from 68 percent, and its bill rates increased 13 percent quarter over quarter. The increase in bill rates and utilization rates were significant factors that contributed to the increase in total revenues quarter over quarter. During the first quarter 2003, the Company right-sized its Energy & Water business segment by reducing excess consulting capacity, which included about 45 employee terminations and the reassignment of certain other consulting personnel.

Costs of Services.    Total costs of services consist primarily of consultant personnel-related costs and reimbursable project-related expenses. Consultant personnel-related costs include consultant compensation and client development expenses.

Total costs of services expenses increased $9.1 million, or 23 percent, to $48.2 million in the three months ended March 31, 2003, from $39.1 million in the corresponding period in 2002. Approximately $2.8 million of the increase in costs of services related to reimbursable project-related expenses.

Costs of services before reimbursable expenses increased $6.3 million, or 19 percent, to $38.4 million in the three months ended March 31, 2003, from $32.2 million in the corresponding period in 2002. Approximately $1.2 million of the increase related to severance for employee terminations during the first quarter of 2003. These terminations were made to reduce excess capacity in the Energy & Water business segment. Excluding the $1.2 million severance, consulting personnel-related costs increased $5.0 million. The majority of the increase relates to consulting personnel-related costs for acquisitions consummated after March 31, 2002. The Company also had higher profitability during the first quarter of 2003 compared to the first quarter of 2002 and, accordingly, the Company recorded accruals to reflect estimated future cash bonuses, based on a certain percentage of profitability, that would be paid to consultants at year-end. In addition, during the three months ended March 31, 2003, the Company recorded $0.4 million in bonus expense related to payments under the Management Stock Purchase Program (“MSPP”) which is accounted for on a straight-line basis.

General and Administrative Expenses.    General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, allowance for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $1.5 million, or 10 percent, to $15.9 million in the three months ended March 31, 2003, from $14.4 million for the same three-month period in 2002. The most significant increases were related to facility-related costs, administrative wages and insurance expenses. Facility-related costs primarily increased to support the businesses acquired in 2002. The Company has 38 offices, which are used to support its employee base. The Company believes it can consolidate certain offices and may choose not to renew certain leases in the future in order to reduce costs. The Company may seek leases with shorter lease terms to provide flexibility in aligning consulting resources with market demands. Insurance expenses for business liability insurance coverage increased primarily due to higher premiums. The Company’s objective is to be able to increase revenues without a significant change in general and administrative costs.

Depreciation Expense.    Depreciation includes primarily the straight-line depreciation of capital purchases related to computers, facilities furnishings, and leasehold improvements.

For the three months ended March 31, 2003, depreciation expense was $1.7 million compared to $1.8 million for the first quarter 2002, a decrease of $0.1 million.

Amortization Expense.    Amortization expense includes primarily the straight-line amortization of identifiable intangibles recorded in conjunction with certain business acquisitions. The intangible assets include non-compete covenants, customer lists and trade names.

For the three months ended March 31, 2003, amortization expense was $0.5 million, compared to $0.3 million for the first quarter of 2002, an increase of $0.2 million. The increase in amortization expense resulted from the acquisition of Hunter.

Stock-based Compensation Expense.    Stock-based compensation expense includes non-cash compensation expense related to restricted shares, restricted stock units, stock appreciation rights, exchanged stock options and VSRP stock options awarded to the Company’s employees. Stock-based compensation expense is recorded for restricted stock grants, in which expense is recorded on a straight-line basis over the vesting term for the market valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain VSRP stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for the variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Stock-based compensation expense was $1.7 million in the three months ended March 31, 2003 compared to $1.9 million in the first quarter 2002, a decrease of $0.2 million. The composition of stock-based compensation for the first quarter 2003 differed from the first quarter 2002 in that the first quarter 2002 expense was primarily associated with the market valuation increase of certain options subject to variable accounting while the first quarter 2003 expense was primarily associated with fixed compensation amounts of restricted shares and restricted stock units. In November 2002, the Company exchanged certain tendered options subject to variable accounting for fixed compensation restricted shares. The exchange eliminated the variable accounting stock-based compensation expense associated with the tendered stock options and provides for a more predictable future stock-based compensation expense.

Income Tax Expense.    Income tax expense includes federal, state and foreign income tax provisions the Company is obligated to pay currently, or through deferred tax provisions (benefits), in the future.

The Company recorded income tax expense of $2.4 million in the three months ended March 31, 2003, which increased by $1.2 million when compared to the income tax expense for the same three-month period in 2002. The increase in income tax expense was primarily due to an increase in profitability quarter over quarter. The Company’s effective tax rate for the three months ended March 31, 2003 was 41 percent, compared to 40 percent in 2002.

Human Capital

The Company had 956 consultants as of March 31, 2003, a net decrease of 59 consultants from the beginning of the year. The decrease in consultant headcount includes approximately 45 employee terminations in the Energy & Water Consulting segment, principally related to the Company reducing excess consulting capacity in order to improve the profitability of the business segment.

Liquidity and Capital Resources

Summary

The Company had approximately $5.3 million in cash and cash equivalents at March 31, 2003 compared to $8.1 million at December 31, 2002. The Company’s cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, at March 31, 2003 was $27.4 million compared to $25.9 million at December 31, 2002. The increase in working capital was primarily related to the increase in accounts receivable.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter by daily revenues. Daily revenues are calculated by taking quarterly revenues divided by 90 days. Calculated as such, DSO was 77 days at both March 31, 2003 and at December 31, 2002.

Cash Flow

Net cash used in operating activities was $1.8 million for the quarter ended March 31, 2003. The growth of accounts receivable required $4.2 million to support increased revenue generation. During the first quarter 2003, the Company disbursed accounts payable payments that were recorded as liabilities in 2002. In addition to the accounts payable obligations, the Company paid accrued compensation to its employees. Per the Company’s incentive compensation plan, accrued compensation was awarded as a percentage of profitability for the Company’s business performance in 2002 and paid in the quarter ended March 31, 2003. Also, during the first quarter of 2003, the Company disbursed certain annual payments that were part of its normal operating activities and related to prepayments of insurance premiums. Cash used for the above mentioned requirements were generally offset by the positive impact from the Company’s net cash operating results for the three months ended March 31, 2003.

Net cash used in investing activities was $3.8 million. The Company paid $2.1 million related to businesses acquired prior to 2003. In addition, the Company used $1.8 million for capital spending.

Net cash provided by financing activities was $2.8 million. For the three months ended March 31, 2003, the Company had $7.0 million net bank borrowings under its line of credit. The Company used $5.3 million to purchase 0.9 million shares of its common stock. The Company received net cash and related tax benefits of $1.1 million from transactions related to stock options exercised and stock purchases by its employees.

Debt, Commitments and Capital

The Company maintains an unsecured revolving line of credit agreement for $50.0 million, with the ability to increase the amount up to $75.0 million over the term of the agreement. A consortium between the LaSalle Bank, N.A., the Company’s primary banker, and US Bank agreed to extend and increase the revolving line of credit agreement. The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization.

The Company was in compliance with the terms of the line of credit agreement as of March 31, 2003 and December 31, 2002. As of March 31, 2003, the Company had a $13.5 million balance outstanding under the line of credit agreement, compared to $6.5 million at December 31, 2002.

As part of the Barba-Arkhon International, Inc. purchase agreement, the Company had $3.0 million in notes payable due in two equal annual installments, on March 1, 2002 and 2003. The Company has paid both installments in accordance with the terms of the agreement and does not have any remaining purchase price obligations related to Barba-Arkhon.

As of March 31, 2003, the Company had approximately $13.8 million in deferred purchase price and contingent earnout obligations payable in cash and its common stock. Of the $13.8 million total, the Company paid $5.8 million of the obligations in cash and its common stock on April 1, 2003. As of March 31, 2003, the Company separately had a $3.3 million cash obligation related to the MSPP agreements payable over three years. As of March 31, 2003, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases.

The Company believes that its current cash and cash equivalents, its future cash flows from operations and the line of credit facility provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company was to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

Contingencies

The Company is subject to pay additional purchase price amounts that are part of the consideration for certain purchase agreements. The payments, if any, are contingent on the achievement of certain revenue and gross margin targets by the acquired businesses. The Company believes that it will have sufficient funds to satisfy obligations related to the contingent consideration. The Company expects to fund these contingent payments, if any, from the cash generated from the operations of these acquired businesses.

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

Revenue Recognition Policies

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. From time to time, the Company also earns incremental revenues, commonly referred to as “success fees,” such as revenues derived from the successful closing of client asset sales. These success fee amounts are generally contingent on a specific event, after which revenue is recognized on the percentage of completion method.

Determinations of Accounts Receivable Realization

The Company maintains allowances for doubtful accounts for estimated loss resulting from the Company’s review and assessment of its clients’ ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Valuation of Net Deferred Tax Assets

The Company has recorded net deferred tax assets as it expects to realize future tax benefits related to the utilization of these assets. Although the Company has experienced net losses in recent years prior to 2002, no valuation allowance has been recorded related to these deferred tax assets because management believes that it is more likely than not that future taxable income will be sufficient to realize the future tax benefits. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, it would need to establish a valuation allowance which would be recorded as a charge to income in the period such determination was made.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of March 31, 2003, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the new line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Based on bank borrowings under the line of credit agreement as of March 31, 2003, a substantial rise in interest rates would not have a material effect on the Company’s financial position and operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

Other than the line of credit obligation, certain deferred purchase price obligations, and contingent earnout obligations discussed above, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial in relation to the Company’s consolidated financial statements.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 12a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company’s required information to be included in its periodic SEC filings.

(b)  Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, in November 2001 the Company was informed that the SEC has initiated a private investigation, through the Chicago office of its Division of Enforcement, as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company is cooperating fully with the SEC.

In addition to the lawsuit and claims described in the Company’s Annual Report on Form 10-K, from time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Item 2. Changes in Securities and Uses of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company was held on April 24, 2003. The Company solicited proxies for the annual meeting pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder.

Two nominees, Mr. Thomas A. Gildeahaus and Mr. Peter B. Pond, were elected for a term expiring at the Annual Meeting of Shareholders in 2006. The vote for Mr. Thomas A. Gildehaus was 36,045,683 shares for and 895,493 shares to withhold authority. The vote for Mr. Peter B. Pond was 34,105,387 shares for and 2,242,441 shares to withhold authority.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed with the Form 10-Q:

Exhibit 99.1—Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2—Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 30, 2003, the Company filed a Current Report on Form 8-K in which the Company reported under Item 5 of Form 8-K that its 2003 Annual Meeting of Shareholders would be held on April 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVIGANT CONSULTING, INC.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

Date: May 9, 2003

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this quarterly report;

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

b)  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.  The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2002

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this quarterly report;

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

b)  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.  The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2002

/S/    BEN W. PERKS

Ben W. Perks

Executive Vice President and Chief Financial Officer