Form 10-Q
period 2003-06-30
NAVIGANT CONSULTING INC
filed 2003-08-08
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒        NO  ☐

As of August 8, 2003, 43.5 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

AS OF AND FOR THE PERIOD ENDED JUNE 30, 2003

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,417	$8,109
Accounts receivable, net	73,671	61,693
Prepaid expenses and other current assets	4,281	3,998
Deferred income taxes	3,685	4,601

Total current assets	89,054	78,401
Property and equipment, net	19,242	18,124
Goodwill and intangible assets, net	97,724	97,372
Deferred income taxes	5,072	3,645
Other assets	3,008	3,662

Total assets	$214,100	$201,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$8,500	$6,500
Accounts payable and accrued liabilities	8,013	10,621
Accrued compensation-related costs	19,607	11,995
Income tax payable	6,219	6,705
Other current liabilities	10,899	16,670

Total current liabilities	53,238	52,491
Other non-current liabilities	4,583	4,418

Total liabilities	57,821	56,909
Stockholders’ equity:
Common stock	48	47
Preferred stock	—	—
Additional paid-in capital	377,407	372,012
Deferred stock issuance	2,672	3,209
Restricted stock units outstanding	4,840	4,439
Deferred compensation—restricted stock	(7,318)	(9,152)
Treasury stock	(68,560)	(65,803)
Accumulated deficit	(152,843)	(160,353)
Accumulated other comprehensive income (loss)	33	(104)

Total stockholders’ equity	156,279	144,295

Total liabilities and stockholders’ equity	$214,100	$201,204

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended June 30,
	2003	2002
Revenues before reimbursements	$69,882	$53,792
Reimbursements	11,567	7,223

Total revenues	81,449	61,015
Cost of services before reimbursable expenses	39,078	33,291
Reimbursable expenses	11,567	7,223

Total costs of services	50,645	40,514
Stock-based compensation expense	4,527	1,254
General and administrative expenses	16,737	14,659
Depreciation expense	2,291	2,047
Amortization expense	495	449

Operating income	6,754	2,092
Other income (expense), net	(70)	135

Income before income taxes	6,684	2,227
Income tax expense	2,680	934

Net income	$4,004	$1,293

Basic net income per share	$0.09	$0.03
Shares used in computing net income per basic share	42,218	39,107
Diluted net income per share	$0.09	$0.03
Shares used in computing net income per diluted share	46,550	41,583
Comprehensive income:
Net income	$4,004	$1,293
Foreign currency translation adjustment	(1)	194
Unrealized holding loss on securities:
Unrealized holding loss arising during the period	—	(52)
Less: reclassification adjustment for gains included in net income	—	(100)

Total unrealized holding loss	—	(152)

Comprehensive income	$4,003	$1,335

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the six months ended June 30,
	2003	2002
Revenues before reimbursements	$133,906	$107,447
Reimbursements	21,307	14,138

Total revenues	155,213	121,585
Cost of services before reimbursable expenses	77,512	65,451
Reimbursable expenses	21,307	14,138

Total costs of services	98,819	79,589
Stock-based compensation expense	6,239	3,196
General and administrative expenses	32,663	29,033
Depreciation expense	3,992	3,838
Amortization expense	990	787

Operating income	12,510	5,142
Other income (expense), net	102	107

Income before income taxes	12,612	5,249
Income tax expense	5,102	2,128

Net income	$7,510	$3,121

Basic net income per share	$0.18	$0.08
Shares used in computing net income per basic share	42,213	38,915
Diluted net income per share	$0.16	$0.08
Shares used in computing net income per diluted share	46,400	41,244
Comprehensive income:
Net income	$7,510	$3,121
Foreign currency translation adjustment	137	254
Unrealized holding loss on securities:
Unrealized holding loss arising during the period	—	(108)
Less: reclassification adjustment for gains included in net income	—	(100)

Total unrealized holding loss	—	(208)

Comprehensive income	$7,647	$3,167

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,510	$3,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,992	3,838
Amortization expense	990	787
Stock-based compensation expense	6,239	3,196
Amortization of consultants’ non-solicitation agreements	894	—
Payments related to consultants’ non-solicitation agreements	(193)	—
Deferred income taxes	(511)	(2,359)
Other, net	28	—
Changes in assets and liabilities:
Accounts receivable	(12,170)	(4,001)
Prepaid expenses and other current assets	50	(453)
Accounts payable and accrued liabilities	(2,608)	1,008
Accrued compensation-related costs	6,422	(3,319)
Income taxes payable	(486)	1,102
Other current liabilities	312	(982)

Net cash provided by operating activities	10,469	1,938
Cash flows from investing activities:
Purchases of property and equipment	(5,087)	(3,955)
Acquisition of businesses	(280)	(14,292)
Payment of acquisition liabilities	(5,138)	(2,146)
Payment of notes payable related to acquisition	(1,500)	(1,500)
Other, net	(30)	(569)

Net cash used in investing activities	(12,035)	(22,462)
Cash flows from financing activities:
Issuance of common stock	4,954	2,795
Stock repurchases	(6,080)	(1,660)
Borrowings from (repayments to) bank, net	2,000	—

Net cash provided by financing activities	874	1,135

Net decrease in cash and cash equivalents	(692)	(19,389)
Cash and cash equivalents at beginning of the period	8,109	35,950

Cash and cash equivalents at end of the period	$7,417	$16,561

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Navigant Consulting, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required in comprehensive financial statements presented in conformity with accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for full years.

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

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the three and six months ended June 30, 2003 and 2002 have been summarized as follows (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Financial & Claims Consulting	$62,384	$42,006	$118,869	$87,332
Energy & Water Consulting	19,065	19,009	36,344	34,253

Combined segment revenues	$81,449	$61,015	$155,213	$121,585

Operating profit:
Financial & Claims Consulting	$11,942	$6,220	$22,283	$14,086
Energy & Water Consulting	2,125	939	1,448	194

Combined segment operating profit	$14,067	$7,159	$23,731	$14,280

Operating Profit and Statement of Operations reconciliation:
Unallocated:
Depreciation expense	2,291	2,047	3,992	3,838
Amortization expense	495	449	990	787
Stock-based compensation expense	4,527	1,254	6,239	3,196
Acquisition/integration costs	—	1,317	—	1,317
Other expense (income)	70	(135)	(102)	(107)

Sub-total	7,383	4,932	11,119	9,031

Income before income taxes	$6,684	$2,227	$12,612	$5,249

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Certain operating expenses, which relate to general corporate costs, were allocated to operating segments based on revenues. Additionally, certain operating expenses have been excluded from the segment operating profit amounts, and included in the costs not allocated to segments.

For the six months ended June 30, 2003, the operating income of Energy & Water Consulting reflected $1.2 million in severance expense for consulting and administrative personnel. During the period, the Company reduced excess personnel capacity and eliminated unprofitable service offerings within the Energy & Water segment, which included employee terminations and reassignment of consulting resources.

Pro Forma Information

The following unaudited pro forma financial information for the three and six months ended June 30, 2002 presents the combined financial information as if the acquisition of the assets of Hunter & Associates Management Services, Inc. (“Hunter”) had been effective as of January 1, 2002. Hunter was acquired effective on September 17, 2002 and is included in the Financial & Claims Consulting business segment. The pro forma financial information (shown in thousands, except per share amounts) includes income tax adjustments to Hunter’s operating results, formerly an S Corporation, as if Hunter had been included in the Company’s income tax returns:

	Three months ended June 30, 2002	Six months ended June 30, 2002
Revenues:
Financial & Claims Consulting	$49,777	$101,104
Energy & Water Consulting	19,009	$34,253

Combined segment revenues	$68,786	$135,357

Operating profit:
Financial & Claims Consulting	$8,378	$16,911
Energy & Water Consulting	939	194

Combined segment operating profit	$9,317	$17,105

Unallocated:
Depreciation expense	2,065	3,874
Amortization expense	659	1,207
Stock-based compensation expense	1,254	3,196
Acquisition/integration costs	1,317	1,317
Other expense (income)	(135)	(92)

Sub-total	5,160	9,502

Income before income taxes	$4,157	$7,603
Income tax expense	1,697	3,058

Net income	$2,460	$4,545

Basic income per share	$0.06	$0.11
Diluted income per share	$0.06	$0.10

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Goodwill and Intangible Assets:

Goodwill and other intangible assets consisted of (shown in thousands):

	June 30, 2003	December 31, 2002
Goodwill	$100,935	$99,593
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	95,510	94,168
Intangible assets:
Customer lists	4,470	4,470
Non-compete agreements	5,200	5,200
Trade name	400	400
Other	1,055	1,055

	11,125	11,125
Less—accumulated amortization	(8,911)	(7,921)

Intangible assets, net	2,214	3,204

Goodwill and intangible assets, net	$97,724	$97,372

In accordance with Statement of Financial Accounting Standards No. 142, the Company is required to perform an annual goodwill impairment test. The Company completed the annual impairment test based on May 31, 2003 balances and there was no impairment recognized as of that date. As of June 30, 2003, there is no indication of impairment to the Company’s goodwill balances at June 30, 2003.

The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of June 30, 2003, there was no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the six months ended June 30, 2003 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy & Water Consulting	Total
Balance as of January 1, 2003—Goodwill	$75,913	$18,256	$94,169
Balance as of January 1, 2003—Intangibles	3,003	201	3,204

Balance as of January 1, 2003—Total	78,916	18,457	97,373
Goodwill acquired	1,341	0	1,341
Less—amortization expense	(952)	(38)	(990)

Balance as of June 30, 2003—Total	$79,305	$18,419	$97,724

Goodwill and intangible assets:
Goodwill, net	$77,254	$18,256	$95,510
Intangible assets, net	2,051	163	2,214

Balance as of June 30, 2003—Total	$79,305	$18,419	$97,724

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 30, 2003, the Company recorded $1.0 million in goodwill related to the 2002 earnout provisions of certain acquired businesses. The remaining $0.3 million in goodwill relates to an asset purchase consummated in June 2003.

Note 4. Earnings per share (EPS)

Basic earnings per share (EPS) is computed by dividing income by the basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average of days outstanding for the period. Diluted shares include the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, restricted shares, or contingently issuable shares. Diluted EPS is computed by dividing income by the diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period.

The components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Common shares outstanding	41,961	39,107	41,895	38,915
Business combination obligations payable in shares	257	—	318	—

Basic shares	42,218	39,107	42,213	38,915
Employee stock options and restricted shares	2,707	2,476	2,443	2,329
Equivalent shares of restricted stock units	1,625	—	1,625	—
Contingently issuable shares	—	—	119	—

Diluted shares	46,550	41,583	46,400	41,244

As a result of the Hunter business combination, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average of these shares for the three and six months ended June 30, 2003 is included in the basic earnings per share calculation.

In January 2001, the Company granted 1.9 million restricted shares of its common stock in conjunction with the Value Sharing Retention Program. As of June 30, 2003, approximately 0.4 million shares remained unvested and outstanding and are scheduled to vest in September 2003. In November 2002, the Company granted 0.8 million restricted shares of its common stock, as part of an exchange for stock options that were subject to variable accounting treatment. Approximately, 0.6 million shares were unvested and outstanding as of June 30, 2003. In addition, in December 2002, the Company granted 0.3 million restricted shares that remain unvested as of June 30, 2003. These unvested restricted shares, which total 1.3 million, have voting rights but are excluded from the basic earnings per share calculation until vesting occurs; these shares are 100 percent dilutive and are included in the diluted earnings per share calculation based on weighted average days outstanding.

The Company granted 1.6 million restricted stock units in October and November of 2002, as a part of the Management Stock Purchase Plan. The restricted stock units are treated as an equivalent to restricted shares in the diluted earnings per share calculation.

As part of the earnout provisions for certain acquisition agreements, the Company will settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements and the shares are included in the diluted earnings per share calculation. On April 1, 2003, the Company issued 0.2 million shares for which the contingency was satisfied.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2003 (shown in thousands):

	Dollars	Outstanding Shares
Stockholders’ equity at beginning of the year	$144,295	42,084
Net income	7,510	—
Employee stock option exercises and stock purchases	4,954	807
Repurchases of common stock	(6,080)	(976)
Amortization of restricted stock/units compensation	3,694	—
Variable accounting stock-based compensation expense	1,355	—
Stock issued in acquisition-related transactions	414	248
Vesting of restricted stock to common stock	—	174
Foreign currency translation adjustment	137	—

Stockholders’ equity at June 30, 2003	$156,279	42,337

Note 6. Stock-based Compensation Expense

Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over the term based on the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices at quarter end.

Total stock-based compensation expense consisted of the following (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Restricted stock awards	$1,797	$690	$3,694	$1,380
Variable accounting awards	2,730	564	2,545	1,816

Total stock-based compensation expense	$4,527	$1,254	$6,239	$3,196

The following table summarizes the stock-based compensation expense for the Company’s consultants and administrative support personnel (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Consultants	$2,966	$1,005	$4,617	$2,461
Management and administrative support	1,561	249	1,622	735

Total stock-based compensation expense	$4,527	$1,254	$6,239	$3,196

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Recent Accounting Pronouncements

In accordance with SFAS No. 148, the Company presents the following disclosures for the three and six months ended June 30, 2003 and 2002:

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” and related interpretations for its stock-based compensation plans. Accordingly, no stock-based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the purported “fair value” recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based compensation plans (shown in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$4,004	$1,293	$7,510	$3,121
Add back: Stock-based compensation included in net income, net of related income tax effects	2,716	752	3,743	1,918
Deduct: Total stock-based compensation determined under purported fair value based method for all awards, net of related income tax effects	(2,987)	(1,342)	(4,267)	(3,097)

Pro forma net income	$3,733	$703	$6,986	$1,942

Earnings per share:
Basic—as reported	$0.09	$0.03	$0.18	$0.08
Basic—pro forma	$0.09	$0.02	$0.17	$0.05

Diluted—as reported	$0.09	$0.03	$0.16	$0.08
Diluted—pro forma	$0.08	$0.02	$0.15	$0.05

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	June 30, 2003	December 31, 2002
Billed amounts	$57,479	$51,978
Engagements in process	26,705	18,905
Allowance for uncollectible accounts	(10,513)	(9,190)

	$73,671	$61,693

Engagements in process represent balances accrued by the Company for services that have been performed and revenues earned but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month’s professional services.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below are the components of accounts receivable by segment as of the quarter ended (shown in thousands):

	June 30, 2003	December 31, 2002
Financial & Claims Consulting:
Billed amounts	$42,801	$36,073
Engagements in process	22,297	15,533
Allowance for uncollectible accounts	(7,325)	(6,543)

	$57,773	$45,063

Energy & Water Consulting:
Billed amounts	$14,678	$15,905
Engagements in process	4,408	3,372
Allowance for uncollectible accounts	(3,188)	(2,647)

	$15,898	$16,630

	$73,671	$61,693

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	June 30, 2003	December 31, 2002
Deferred purchase price obligations	$3,678	$4,878
Acquisition earnout obligations	—	3,400
Notes payable—current	—	1,500
Deferred revenue credits	4,061	1,861
Deferred rent	2,004	1,989
Other current liabilities	1,156	3,042

	$10,899	$16,670

Acquisition earnout obligations relate to payments due under certain purchase agreements; the amounts became payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2003, the Company paid the earnout obligations that existed at December 31, 2002.

The notes payable-current of $1.5 million as of December 31, 2002 relates to the second and last installment of notes payable due under the acquisition agreement for the Company’s purchase of the assets of Barba-Arkon International, Inc. The final payment was due and paid in the first quarter of 2003.

On July 15, 2003, in accordance with the terms of those agreements, the Company paid $1.5 million of its deferred purchase price obligations that existed at June 30, 2003.

Note 9. Supplemental Consolidated Cash Flow Information

Total interest paid during the six months ended June 30, 2003 and 2002 was $0.3 million and $0.2 million, respectively. Total income taxes paid during the six months ended June 30, 2003 and 2002 were $6.0 million and $4.4 million, respectively. Total income tax refunds during the six months ended June 30, 2003 and 2002 were $0.4 million and $1.2 million, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded assets and liabilities of $0.2 million related to agreements under the Management Stock Purchase Program.

For the six months ended June 30, 2003 and June 30, 2002, the Company recorded $3.7 million and $1.4 million, respectively, for deferred non-cash compensation related to restricted stock and restricted stock units.

For the six months ended June 30, 2003, the Company determined that the carrying value of certain assets used in portions of the Energy & Water business segment were not recoverable based upon anticipated future cash flows from the assets and the Company recorded a non-cash charge to depreciation of $0.4 million to reflect the impairment of these assets.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues before reimbursements:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues before reimbursements	100.0	100.0	100.0	100.0
Reimbursements	16.6	13.4	15.9	13.2

Total revenues	116.6%	113.4%	115.9%	113.2%
Cost of services before reimbursable expenses	55.9	61.9	57.9	60.9
Reimbursable expenses	16.6	13.4	15.9	13.2

Total costs of services	72.5	75.3	73.8	74.1
Stock-based compensation expense	6.5	2.3	4.7	3.0
General and administrative expenses	24.0	27.3	24.4	27.0
Depreciation expense	3.3	3.8	3.0	3.6
Amortization expense	0.7	0.8	0.7	0.7

Operating income	9.6	3.9	9.3	4.8
Other income (expense), net	(0.1)	0.2	0.1	0.1

Income before income taxes	9.5	4.1	9.4	4.9
Income tax expense	3.8	1.7	3.8	2.0

Net income	5.7%	2.4%	5.6%	2.9%

2003 Compared to 2002—For the three and six months period ended June 30

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

Total revenues increased $20.4 million and $33.6 million for the three and six months ended June 30, 2003, respectively, to $81.4 million and $155.2 million, respectively, compared to $61.0 million and $121.6 million for the corresponding periods in 2002, which represent increases in total revenues of 33 percent and 28 percent, respectively.

Revenues before reimbursements were $69.9 million and $133.9 million for the three and six months ended June 30, 2003, respectively, compared to $53.8 million and $107.4 million for the corresponding periods in 2002. The increases of $16.1 million, a 30 percent increase, and $26.5 million, a 25 percent increase, for the three and six months ended June 30 2003, respectively, are attributed primarily to an increase in the average bill rates and utilization rates offset by a decline in the consulting headcount. Consultant utilization rates were 75 percent and 74 percent, respectively, for the periods discussed compared to 67 percent and 68 percent in the corresponding periods of 2002. The improvement in utilization was a function of increased client engagement sales and consulting headcount reductions for excess consulting capacity, which consisted of about 45 employee terminations in the Energy & Water business segment and the reassignment of certain other consulting personnel within the segment during the first quarter of 2003. Additionally, a portion of the revenues increase was achieved through improvements in the average bill rate mix during the corresponding periods.

Costs of Services.    Total costs of services consist primarily of consultant personnel-related costs, reimbursable project-related expenses and client development expenses.

Total cost of services expenses were $50.6 million and $98.8 million, respectively, for the three and six months ended June 30, 2003, compared to $40.5 million and $79.6 million for the corresponding periods in 2002.

Cost of services before reimbursable expenses increased $5.8 million, or 17 percent, to $39.1 million for the three months ended June 30, 2002, and increased $12.1 million, or 18 percent, to $77.5 million for the six months ended June 30, 2003. The increases primarily related to both consulting personnel salaries and related costs associated with acquisitions consummated after March 31, 2002 and cash incentive accruals. The cash incentive accruals are based on a certain percentage of profitability and are paid to consultants in the following year. The Company had higher profitability for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002 and, accordingly, the Company recorded higher estimated cash incentive accruals in each of those periods in 2003 compared to 2002.

In addition, the Company had other charges in the three and six months ended June 30, 2003 that were not in the corresponding periods of 2002. The Company recorded $1.2 million in the six months ended June 30, 2003 for severances related to employee terminations during the first quarter of 2003. Those employee terminations reduced excess capacity in the Energy & Water business segment. In addition, the Company recorded $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2003 for cash payments due as a part of the Management Stock Purchase Program (“MSPP”) and are expensed over the period earned on a straight-line basis. Included in the second quarter 2002 expenses were $0.8 million in costs associated with the acquisition and integration of acquired business practices.

Stock-based Compensation Expense.    Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over the term based on the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices at quarter end.

Total stock-based compensation expense was $4.5 million and $6.2 million for the three and six months ended June 30, 2003, respectively, compared to $1.3 million and $3.2 million, respectively, for the corresponding periods in 2002.

At June 30, 2003, the Company’s common stock price was $11.85, which was an increase of $6.55 and $5.95 for the three and six months ended June 30, 2003, respectively. Accordingly, the Company recorded stock-

based compensation expense of $2.7 million and $2.5 million for the three and six months ended June 30 2003, respectively, to reflect the market valuation adjustment of certain stock option awards and stock appreciation rights subject to variable accounting treatment. Stock-based compensation expense for variable accounting awards was $0.6 million and $1.8 million for the comparable periods in 2002. In future periods, the Company expects to record $0.3 million in stock-based compensation for variable accounting awards for every one dollar change in its common stock price, until the variable accounting awards outstanding at June 30, 2003 have been exercised or cancelled. Approximately two-thirds of the awards are stock appreciation rights which expire in the second quarter of 2005; the remaining awards were issued before December 31, 1999 and expire 10 years from the original date of issue.

Stock-based compensation expense for restricted stock awards was $1.8 million and $3.7 million for the three and six months ended June 30, 2003, respectively, compared to $0.7 million and $1.4 million, respectively, for the corresponding periods in 2002. The increase is related to expense recorded for restricted stock awards granted under the MSPP and restricted stock granted in exchange for variable accounting stock options. These restricted stock awards were granted during the fourth quarter 2002 and accordingly, no stock-based compensation expense relating to these awards was recorded in the corresponding periods of 2002.

General and Administrative Expenses.    General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, allowance for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $2.1 million (or 14 percent) and $3.7 million (or 13 percent) for the three and six months ended June 30, 2003, respectively, to $16.7 million and $32.7 million, respectively, from $14.7 million and $29.0 million, for the three and six months ended June 30, 2002, respectively. The Company’s objective is to be able to increase revenues in the future without a significant change in general and administrative costs. Facility-related costs increased to support the businesses acquired in 2002. The Company has 38 offices, which are used to support its employee base. Some offices currently used were added through acquisitions of businesses. Insurance expenses for business liability insurance coverage increased primarily due to higher premiums. Additionally, the Company initiated a re-branding strategy for the Company’s businesses, incurring expenses of approximately $0.5 million during the three months ended June 30, 2003.

Depreciation Expense.    Depreciation expense includes primarily the straight-line depreciation of capital purchases related to computers, facilities furnishings, and leasehold improvements.

For the three and six months ended June 30, 2003, depreciation expense was $2.3 million and $4.0 million, respectively, compared to $2.0 million and $3.8 million, respectively, for the corresponding periods in 2002. In the second quarter of 2003, an assessment of the value of long-term assets for portions of the Energy & Water business segment was completed. During the three months ended June 30, 2003, the Company determined that the carrying value of certain of these assets were not recoverable based upon anticipated future cash flows from the assets and the Company recorded a non-cash charge to depreciation of $0.4 million to reflect the impairment of these assets.

Amortization Expense.    Amortization expense includes primarily the straight-line amortization of identifiable intangibles recorded in conjunction with certain business acquisitions. The intangible assets include non-compete covenants, customer lists and trade names.

For the three and six months ended June 30, 2003, amortization expense was $0.5 million and $1.0 million, respectively, compared to $0.4 million and $0.8 million for the corresponding periods in 2002. The increases in amortization expense resulted from the acquisition of Hunter and the corresponding amortization of intangibles associated with Hunter.

Income Tax Expense.    Income tax expense includes federal, state and foreign income tax provisions the Company is obligated to pay currently, or through deferred tax provisions (benefits) in the future.

The Company recorded income tax expense of $2.7 million and $5.1 million for the three and six months ended June 30, 2003, respectively, compared to $0.9 million and $2.1 million, respectively, for the corresponding periods in 2002. The increases in income tax expense were primarily due to increases in profitability.

Human Capital

The Company had 943 consultants as of June 30, 2003, a net decrease of 73 consultants from the beginning of the year. The decrease in consultant headcount includes approximately 45 employee terminations in the Energy & Water Consulting segment, principally related to the Company reducing excess consulting capacity.

Liquidity and Capital Resources

Summary

The Company had approximately $7.4 million in cash and cash equivalents at June 30, 2003 compared to $8.1 million at December 31, 2002. The Company’s cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, at June 30, 2003 was $35.8 million, compared to $25.9 million at December 31, 2002. The increase in working capital was primarily related to the increase in accounts receivable.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter by daily revenues. Daily revenues are calculated by taking quarterly revenues divided by 90 days. Calculated as such, DSO was 77 days at both June 30, 2003 and at December 31, 2002.

Cash Flow

During the six months ended June 30, 2003, the Company’s net cash from operating activities provided $10.5 million. Several of the larger amounts that affected the net cash from operating activities include the following items. Net income provided $7.5 million for the six months ended June 30, 2003. The Company’s accrued compensation-related costs liability reduced the cash requirements by $6.4 million during the six months ended June 30, 2003. The increase in accrued compensation-related costs was primarily attributable to annual employee incentive compensation, which is based on a percentage of profitability for the period. The accrued employee incentive compensation will not be paid until 2004. Stock-based compensation expense of $6.2 million did not require cash payments in the period. These amounts were offset by an increase in accounts receivable of $12.2 million as a result of increased revenue generation.

Net cash used in investing activities was $12.0 million. The Company paid $6.9 million related to businesses acquired before 2003. In addition, the Company used $5.1 million for capital spending.

Net cash provided by financing activities was $0.9 million. During the six months ended June 30, 2003, the Company received net cash and related tax benefits of $5.0 million from transactions related to stock option exercises and stock purchases by its employees. Most of the funding from the employee stock option exercises came in the latter part of the second quarter when the Company’s common stock price more than doubled the price as of March 31, 2003. The Company had $2.0 million net bank borrowing under its line of credit to meet some of its short-term obligations and operating needs. The Company used $6.1 million to purchase 1.0 million shares of its common stock, which were repurchased mostly during the first quarter of 2003.

Debt, Commitments and Capital

The Company maintains an unsecured revolving line of credit agreement for $50.0 million, with the ability to increase the amount up to $75.0 million over the term of the agreement. The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things.

The Company was in compliance with the terms of the line of credit agreement as of June 30, 2003 and December 31, 2002. As of June 30, 2003, the Company had $8.5 million outstanding under the line of credit agreement, compared to $6.5 million at December 31, 2002.

As part of the Barba-Arkhon purchase agreement, the Company had $3.0 million in notes payable due in two equal annual installments, on March 1, 2002 and 2003. The Company has paid both installments in accordance with the terms of the agreement and does not have any remaining purchase price obligations related to Barba-Arkhon.

As of June 30, 2003, the Company had approximately $8.0 million in deferred purchase price and contingent earnout obligations payable in cash and common stock. On July 15, 2003, the Company paid $1.5 million of the total obligations in cash. As of June 30, 2003, the Company had $3.3 million, in aggregate, cash obligations related to the MSPP agreements, which is payable over three years. As of June 30, 2003, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases.

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

Revenue Recognition Policies

The Company generally recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. Certain client contracts contain contingency provisions on the occurrence of a future event before revenue is earned. In the case of a contingency, no revenue is recorded by the Company until the contingency is removed. From time to time, the Company also earns incremental revenues, commonly referred to as “success fees,” such as revenues derived from the successful closing of client asset sales. These success fee amounts are generally contingent on a specific event, and are handled like other contingencies in which once the contingency is satisfied, revenue is then recognized on the percentage of completion method.

Determinations of Accounts Receivable Realization

The Company maintains allowances for doubtful accounts for estimated loss resulting from the Company’s review and assessment of its clients’ ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of a client’s ability to make payments, additional allowances might be required.

Valuation of Net Deferred Tax Assets

The Company has recorded net deferred tax assets as it expects to realize future tax benefits related to the utilization of these assets. Although the Company has experienced net losses in recent years before 2002, no valuation allowance has been recorded related to these deferred tax assets because management believes that it is more likely than not that future taxable income will be sufficient to realize the future tax benefits. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, it would need to establish a valuation allowance which would be recorded as a charge to income in the period such determination was made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of June 30, 2003, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Based on bank borrowings under the line of credit agreement as of June 30, 2003, a substantial rise in interest rates would not have a material effect on the Company’s financial position and operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, in November 2001 the Company was informed that the SEC initiated a formal investigation, through the Chicago office of its Division of Enforcement, as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company is cooperating fully with the SEC.

In addition to the lawsuits and claims described in the Company’s Annual Report on Form 10-K, from time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Two nominees, Mr. Thomas A. Gildehaus and Mr. Peter B. Pond, were elected for a term expiring at the Annual Meeting of Shareholders in 2006. The vote for Mr. Thomas A. Gildehaus was 36,045,683 shares for and 895,493 shares to withhold authority. The vote for Mr. Peter B. Pond was 34,105,387 shares for and 2,242,441 shares to withhold authority.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed with the Form 10-Q:

Exhibit 31.1—Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2—Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32—Section 1350 Certifications

(b) Reports on Form 8-K. The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2003:

(1)	A Form 8-K dated April 7, 2003 reporting under Item 5 of Form 8-K the Company’s press release dated April 7, 2003 announcing the Company’s preliminary first quarter 2003 results of operations.

(2)	A Form 8-K dated April 22, 2003 reporting under Items 7 and 9 of Form 8-K the Company’s press release dated April 22, 2003 announcing the Company’s first quarter 2003 results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVIGANT CONSULTING, INC.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

Date: August 8, 2003