Form 10-Q
period 2003-09-30
NAVIGANT CONSULTING INC
filed 2003-11-12
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended September 30, 2003

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

As of November 12, 2003, 44.7 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2003

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,697	$8,109
Accounts receivable, net	73,892	61,693
Prepaid expenses and other current assets	4,546	3,998
Deferred income taxes	1,495	4,601

Total current assets	92,630	78,401
Property and equipment, net	19,308	18,124
Goodwill and intangible assets, net	97,230	97,372
Deferred income taxes	5,467	3,645
Other assets	2,620	3,662

Total assets	$217,255	$201,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$0	$6,500
Accounts payable and accrued liabilities	8,340	10,621
Accrued compensation-related costs	25,677	11,995
Income tax payable	1,225	6,705
Other current liabilities	7,537	16,670

Total current liabilities	42,779	52,491
Other non-current liabilities	1,258	4,418

Total liabilities	44,037	56,909
Stockholders’ equity:
Common stock	50	47
Preferred stock	—	—
Additional paid-in capital	391,927	372,012
Deferred stock issuance	1,080	3,209
Restricted stock units outstanding	1,203	4,439
Deferred compensation—restricted stock	(6,161)	(9,152)
Treasury stock	(68,100)	(65,803)
Accumulated deficit	(146,721)	(160,353)
Accumulated other comprehensive loss	(60)	(104)

Total stockholders’ equity	173,218	144,295

Total liabilities and stockholders’ equity	$217,255	$201,204

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended September 30,
	2003	2002
Revenues before reimbursements	$70,807	$58,160
Reimbursements	10,569	8,441

Total revenues	81,376	66,601
Cost of services before reimbursable expenses	40,326	34,954
Reimbursable expenses	10,569	8,441

Total costs of services	50,895	43,395
Stock-based compensation expense (credit)	1,860	(1,527)
General and administrative expenses	15,890	15,794
Depreciation expense	1,642	1,916
Amortization expense	495	449

Operating income	10,594	6,574
Other income (expense), net	87	(43)

Income before income taxes	10,681	6,531
Income tax expense	4,559	2,592

Net income	$6,122	$3,939

Basic net income per share	$0.14	$0.10
Shares used in computing net income per basic share	43,795	40,774
Diluted net income per share	$0.13	$0.09
Shares used in computing net income per diluted share	47,330	42,583
Comprehensive income:
Net income	$6,122	$3,939
Foreign currency translation adjustment	(93)	(59)

Comprehensive income	$6,029	$3,880

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the nine months ended September 30,
	2003	2002
Revenues before reimbursements	$204,713	$165,607
Reimbursements	31,876	22,579

Total revenues	236,589	188,186
Cost of services before reimbursable expenses	117,838	100,405
Reimbursable expenses	31,876	22,579

Total costs of services	149,714	122,984
Stock-based compensation expense	8,099	1,669
General and administrative expenses	48,553	44,827
Depreciation expense	5,634	5,754
Amortization expense	1,485	1,235

Operating income	23,104	11,717
Other income net	189	63

Income before income taxes	23,293	11,780
Income tax expense, net	9,661	4,721

Net income	$13,632	$7,059

Basic net income per share	$0.32	$0.18
Shares used in computing net income per basic share	42,740	39,535
Diluted net income per share	$0.29	$0.17
Shares used in computing net income per diluted share	46,710	41,690
Comprehensive income:
Net income	$13,632	$7,059
Foreign currency translation adjustment	44	195
Unrealized holding loss on securities :
Unrealized holding loss arising during the period	—	(108)
Less: reclassification adjustment for gains included in net income	—	(100)

Total unrealized holding loss	—	(208)

Comprehensive income	$13,676	$7,046

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$13,632	$7,059
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation expense	5,634	5,754
Amortization expense	1,485	1,235
Stock-based compensation expense	8,099	1,669
Tax benefit on issuances of common stock	7,608	416
Amortization of consultants' non-solicitation agreements	1,354	—
Payments related to consultants' non-solicitation agreements	(1,290)	—
Deferred income taxes	1,285	(1,648)
Changes in assets and liabilities:
Accounts receivable	(12,364)	(10,390)
Prepaid expenses and other current assets	(387)	1,011
Accounts payable and accrued liabilities	(2,280)	(2,041)
Accrued compensation-related costs	12,400	(2,368)
Income taxes payable	(5,480)	548
Other current liabilities	(1,601)	(2,443)

Net cash provided (used) by operating activities	28,095	(1,198)
Cash flows from investing activities:
Purchases of property and equipment	(6,766)	(4,686)
Acquisition of businesses	(280)	(32,655)
Payment of acquisition liabilities	(8,816)	(2,146)
Payment of notes payable related to acquisition	(1,500)	(1,500)
Other, net	(52)	11

Net cash used in investing activities	(17,414)	(40,976)
Cash flows from financing activities:
Issuances of common stock	6,488	3,391
Stock repurchases	(6,081)	(1,660)
Borrowings from (repayments to) bank, net	(6,500)	11,100

Net cash provided (used) by financing activities	(6,093)	12,831

Net increase (decrease) in cash and cash equivalents	4,588	(29,343)
Cash and cash equivalents at beginning of the period	8,109	35,950

Cash and cash equivalents at end of the period	$12,697	$6,607

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

Note 2. Segment Information

The Company is comprised of two business segments: Financial & Claims Consulting and Energy & Water Consulting. The Financial & Claims Consulting business segment provides consulting and advisory services to clients facing the challenges of dispute, litigation, bankruptcy, regulation and change. Its services include analyzing complex accounting, finance, economic, operations and information management issues. The Energy & Water business segment provides a wide range of consulting services to companies facing the challenges of the deregulating energy and water industries. Its services include strategy development, financial transaction support, operations support, regulatory advisement and technical analysis. As of September 26, 2003, the Company sold for a nominal sales price its water consulting practice, Bookman – Edmonston, Inc., which was previously a part of the Energy & Water consulting business segment. Bookman-Edmonston accounted for less than 3 percent of the Company’s total revenues for both the nine months ended September 30, 2003 and the twelve months ended December 31, 2002. In each period, the water consulting practice operated at a loss.

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the three and nine months ended September 30, 2003 and 2002 have been summarized as follows (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Financial & Claims Consulting	$62,558	$46,187	$181,427	$133,519
Energy & Water Consulting	18,818	20,414	55,162	54,667

Combined segment revenues	$81,376	$66,601	$236,589	188,186

Operating profit:
Financial & Claims Consulting	$12,183	$5,441	$34,466	$19,527
Energy & Water Consulting	2,408	1,971	3,856	2,165

Combined segment operating profit	$14,591	$7,412	$38,322	21,692

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Profit and Statement of Operations reconciliation:

Unallocated:
Depreciation expense	1,642	1,916	5,634	5,754
Amortization expense	495	449	1,485	1,235
Stock-based compensation expense (credit)	1,860	(1,527)	8,099	1,669
Acquisition/integration costs	—	—	—	1,317
Other expense (income)	(87)	43	(189)	(63)

Sub-total	3,910	881	15,029	9,912

Income before income taxes	$10,681	$6,531	$23,293	$11,780

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

For the nine months ended September 30, 2003, the operating income of Energy & Water Consulting reflected $1.5 million in severance expense for consulting and administrative personnel. During the period, the Company reduced excess personnel capacity and eliminated unprofitable service offerings within the Energy & Water segment, which included employee terminations and the sale of the water consulting practice.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information

The following unaudited pro forma financial information for the three and nine months ended September 30, 2002 presents the combined financial information as if the acquisition of Hunter & Associates Management Services, Inc. (“Hunter”) had been effective as of January 1, 2002. Hunter was acquired effective on September 17, 2002 and is included in the Financial & Claims Consulting business segment. The pro forma financial information (shown in thousands, except per share amounts) includes income tax adjustments to Hunter’s operating results, formerly an S Corporation, as if Hunter had been included in the Company’s income tax returns:

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Revenues:
Financial & Claims Consulting	$52,485	$153,589
Energy & Water Consulting	20,414	54,667

Combined segment revenues	$72,899	$208,256

Operating profit:
Financial & Claims Consulting	$7,512	$24,423
Energy & Water Consulting	1,971	2,165

Combined segment operating profit	$9,483	$26,588

Unallocated:
Depreciation expense	1,915	5,789
Amortization expense	449	1,235
Stock-based compensation expense (credit)	(1,527)	1,669
Acquisition/integration costs	—	1,317
Other income	(71)	(20)

Sub-total	766	9,990

Income before income taxes	$8,717	$16,598
Income tax expense	3,486	6,639

Net income	$5,231	$9,959

Basic income per share	$0.12	$0.24
Diluted income per share	$0.12	$0.23

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Goodwill and Intangible Assets:

Goodwill and other intangible assets consisted of (shown in thousands):

	September 30, 2003	December 31, 2002
Goodwill	$100,936	$99,593
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	95,511	94,168
Intangible assets:
Customer lists	4,470	4,470
Non-compete agreements	5,200	5,200
Trade name	400	400
Other	1,055	1,055

	11,125	11,125
Less—accumulated amortization	(9,406)	(7,921)

Intangible assets, net	1,719	3,204

Goodwill and intangible assets, net	$97,230	$97,372

In accordance with Statement of Financial Accounting Standards No. 142, the Company is required to perform an annual goodwill impairment test. The Company completed the annual impairment test based on May 31, 2003 balances and there was no impairment recognized as of that date. As of September 30, 2003, there is no indication of impairment to the Company’s goodwill balances at September 30, 2003.

The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of September 30, 2003, there was no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the nine months ended September 30, 2003 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy & Water Consulting	Total
Balance as of January 1, 2003—Goodwill	$75,913	$18,255	$94,168
Balance as of January 1, 2003—Intangibles	3,003	201	3,204

Balance as of January 1, 2003—Total	78,916	18,456	97,372
Goodwill acquired	1,343	0	1,343
Less—amortization expense	(1,428)	(57)	(1,485)

Balance as of September 30, 2003—Total	$78,831	$18,399	$97,230

Goodwill and intangible assets:
Goodwill, net	$77,256	$18,255	$95,511
Intangible assets, net	1,575	144	1,719

Balance as of September 30, 2003—Total	$78,831	$18,399	$97,230

During the nine months ended September 30, 2003, the Company recorded $1.0 million in goodwill related to the 2002 earnout provisions of certain acquired businesses. The remaining $0.3 million in goodwill relates to a business combination consummated in June 2003.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Common shares outstanding	43,658	40,774	42,482	39,535
Business combination obligations payable in shares	137	—	258	—

Basic shares	43,795	40,774	42,740	39,535
Employee stock options and restricted shares	2,614	1,809	2,501	2,155
Equivalent shares of restricted stock units.	711	—	1,320	—
Stock purchase contracts	210	—	70	—
Contingently issuable shares	—	—	79	—

Diluted shares	47,330	42,583	46,710	41,690

As a result of the Hunter business combination, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average of these shares for the three and nine months ended September 30, 2003 is included in the basic earnings per share calculation.

In January 2001, the Company granted 1.9 million restricted shares of its common stock in conjunction with the Value Sharing Retention Program. The third and final vesting of these restricted shares occurred on September 1, 2003; no shares remain unvested and outstanding as of September 30, 2003. In November 2002, the Company granted 0.8 million restricted shares of its common stock, as part of an exchange for stock options that were subject to variable accounting treatment. Approximately 0.5 million of these exchanged shares were unvested and outstanding as of September 30, 2003. In addition, in December 2002, the Company granted 0.3 million restricted shares that remain unvested as of September 30, 2003. These unvested restricted shares, which total 0.8 million, have voting rights but are excluded from basic earnings per share calculations until vesting occurs.

The Company granted 1.6 million restricted stock units in October and November of 2002, as a part of the Management Stock Purchase Program (“MSPP”). In July 2003, 0.8 million shares were vested in accordance with the program. Certain business events occurred in the third quarter of 2003, which triggered an acceleration of vesting for a certain amount of these restricted stock units beyond the stipulated 20 percent annual installment. As of September 30, 2003, 0.8 million restricted stock units remain outstanding. The restricted stock units are treated as an equivalent to restricted shares in the diluted earnings per share calculation.

As part of the MSPP, employees of the Company entered into contracts to purchase restricted stock units of the Company’s common stock. As of September 30, 2003, 0.6 million restricted stock units remain unvested and

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding for purchase. The stock purchase contracts are excluded from basic earnings per share calculation until vesting and purchase occurs.

As of September 30, 2003, the unvested restricted shares, restricted stock units, and stock purchase contract shares total 2.2 million. In accordance to FAS 128, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalent should they vest. The vesting of restricted shares, restricted stock units and stock purchase triggers taxable benefit proceeds. The taxable proceeds could be used to repurchase shares to reduce the dilutive effect of such shares being issued. The taxable benefit proceeds are obtained from the spread of the Company’s market price of its common stock over the measurement prices of the restricted shares, restricted stock units and stock purchase contract shares on the date the shares vest. Based on the Company’s weighted-average common stock market price for the third quarter, the dilutive effect of these shares is 1.4 million shares.

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

Note 5. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2003 (shown in thousands):

	Dollars	Outstanding Shares
Stockholders’ equity at January 1, 2003	$144,295	42,084
Comprehensive income	13,676	—
Employee stock option exercises and stock purchases	6,488	1,286
Tax benefit on stock option exercised and restricted stock vested	7,608	—
Repurchases of common stock	(6,081)	(976)
Amortization of restricted stock/units compensation	5,292	—
Variable accounting stock-based compensation expense	1,525	—
Stock issued in acquisition-related transactions	415	325
Vesting of restricted stock to common stock	—	1,615

Stockholders’ equity at September 30, 2003	$173,218	44,334

The variable accounting stock-based compensation expense related to stock appreciation rights are recorded as a liability on the balance sheet. The total variable accounting stock-based compensation expense was $2.8 million during the nine months ended September 30, 2003.

Note 6. Stock-based Compensation Expense

Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over their term based on the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices at quarter end.

Total stock-based compensation expense (credit) consisted of the following (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Restricted stock awards	$1,598	$(73)	$5,292	$1,307
Variable accounting awards	262	(1,454)	2,807	362

Total stock-based compensation expense (credit)	$1,860	$(1,527)	$8,099	$1,669

The following table summarizes the stock-based compensation expense (credit) for the Company’s consultants and administrative support personnel (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Consultants	$1,517	$(1,148)	$6,134	$1,313
Corporate management and administration	343	(379)	1,965	356

Total stock-based compensation expense (credit)	$1,860	$(1,527)	$8,099	$1,669

Note 7. Recent Accounting Pronouncements

In accordance with SFAS No. 148, the Company presents the following disclosures for the three and nine months ended September 30, 2003 and 2002:

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” and related interpretations for its stock-based compensation plans. Accordingly, no stock-based compensation costs have been recognized for those option grants where the exercise price was equal to or higher than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the purported “fair value” recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based compensation plans (shown in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$6,122	$3,939	$13,632	$7,059
Add back: Stock-based compensation included in net income, net of related income tax effects	1,116	(916)	4,859	1,001
Deduct: Total stock-based compensation determined under purported fair value based method for all awards, net of related income tax effects	(1,389)	327	(5,656)	(2,770)

Pro forma net income	$5,849	$3,350	$12,835	$5,290

Earnings per share:
Basic—as reported	$0.14	$0.10	$0.32	$0.18
Basic—pro forma	$0.13	$0.08	$0.30	$0.13
Diluted—as reported	$0.13	$0.09	$0.29	$0.17
Diluted—pro forma	$0.12	$0.08	$0.27	$0.13

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	September 30, 2003	December 31, 2002
Billed amounts	$57,271	$51,978
Engagements in process	27,572	18,905
Allowance for uncollectible accounts	(10,951)	(9,190)

	$73,892	$61,693

Engagements in process represent balances recorded by the Company for services that have been performed and revenues earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s professional services.

Below are the components of accounts receivable by segment as of the period ended (shown in thousands):

	September 30, 2003	December 31, 2002
Financial & Claims Consulting:
Billed amounts	$44,086	$36,073
Engagements in process	23,348	15,533
Allowance for uncollectible accounts	(8,250)	(6,543)

	$59,184	$45,063

Energy & Water Consulting:
Billed amounts	$13,185	$15,905
Engagements in process	4,224	3,372
Allowance for uncollectible accounts	(2,701)	(2,647)

	$14,708	$16,630

	$73,892	$61,693

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	September 30, 2003	December 31, 2002
Deferred business acquisition obligations	$2,178	$4,878
Acquisition earnout obligations	—	3,400
Notes payable—current	—	1,500
Deferred revenue credits	2,365	1,861
Deferred rent	2,007	1,989
Other current liabilities	987	3,042

	$7,537	$16,670

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred business acquisition obligation of $2.2 million at September 30, 2003 relates to the last installment of a business acquisition agreement and is payable in September 2004.

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts became payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2003, the Company paid the earnout obligations that existed at December 31, 2002.

Note 9. Supplemental Consolidated Cash Flow Information

Total interest paid during the nine months ended September 30, 2003 and 2002 was $0.4 million and $0.4 million, respectively. Total income taxes paid during the nine months ended September 30, 2003 and 2002 were $7.2 million and $5.8 million, respectively.

For the nine months ended September 30, 2003 and September 30, 2002, the Company recorded $5.3 million and $1.3 million, respectively, for deferred stock-based compensation expense related to restricted stock and restricted stock units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues before reimbursements:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	14.9	14.5	15.6	13.6

Total revenues	114.9	114.5	115.6	113.6
Cost of services before reimbursable expenses	57.0	60.1	57.6	60.6
Reimbursable expenses	14.9	14.5	15.6	13.6

Total costs of services	71.9	74.6	73.2	74.2
Stock-based compensation expense (credit)	2.6	(2.6)	4.0	1.0
General and administrative expenses	22.4	27.2	23.7	27.1
Depreciation expense	2.3	3.3	2.8	3.5
Amortization expense	0.7	0.8	0.7	0.7

Operating income	15.0	11.2	11.2	7.1
Other income (expense), net	0.1	(0.1)	0.1	0.0

Income before income taxes	15.1	11.1	11.3	7.1
Income tax expense	6.4	4.5	4.7	2.9

Net income	8.7%	6.6%	6.6%	4.2%

2003 Compared to 2002 for the three and nine months period ended September 30

Revenues. Total revenues consist primarily of amounts earned from consultants’ services and reimbursable expenses. Revenues earned from consultants’ services are primarily a function of billable hours, bill rates and consultant headcount. Revenues earned from reimbursable expenses are billable project-related expenses, which include travel costs, subcontractor services and materials recoverable under the terms of contracts. Total revenues increased $14.8 million and $48.4 million for the three and nine months ended September 30, 2003, respectively, to $81.4 million and $236.6 million, respectively, compared to $66.6 million and $188.2 million for the corresponding periods in 2002, which represent increases in total revenues of 22 percent and 26 percent, respectively. Revenues before reimbursements were $70.8 million and $204.7 million for the three and nine months ended September 30, 2003, respectively, compared to $58.2 million and $165.6 million for the corresponding periods in 2002. The increases of $12.6 million, a 22 percent increase, and $39.1 million, a 24 percent increase, for the three and nine months ended September 30 2003, respectively, are attributed primarily to an increase in the average revenues per consultant offset by a decline in the consulting headcount. Consultant utilization rates were 70 percent and 72 percent, respectively, for the three and nine months ended September 30, 2003, compared to 66 percent and 67 percent in the corresponding periods of 2002. The improvement in utilization was a function of increased client engagement activities and consulting headcount reductions for excess consulting capacity. This reduction for excess consulting capacity included about 45 employee terminations in the Energy & Water Consulting business segment and the reassignment of certain other consulting personnel within the segment during the first quarter of 2003. Additionally, a portion of the revenues increase was achieved through improvements in the average bill rate mix during the corresponding periods.

Costs of Services. Total costs of services consist primarily of consultant personnel-related costs, reimbursable project-related expenses and new engagement development expenses. Total costs of services were $50.9 million and $149.7 million, respectively, for the three and nine months ended September 30, 2003, compared to $43.4 million and $123.0 million for the corresponding periods in 2002. Cost of services before reimbursable expenses increased $5.4 million, or 15 percent, to $40.3 million for the three months ended September 30, 2003, and increased $17.4 million, or 17 percent, to $117.8 million for the nine months ended September 30, 2003. The increases primarily related to both consulting personnel salaries and other costs associated with acquisitions consummated after March 31, 2002 and annual incentive compensation accruals. The annual incentive compensation accruals are based on a certain percentage of profitability and are paid to consultants in the following year. The Company had higher profitability for the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002 and, accordingly, the Company recorded higher estimated annual incentive compensation accruals in each of those periods in 2003 compared to 2002.

In addition, the Company had other charges in the three and nine months ended September 30, 2003 that were not in the corresponding periods of 2002. The Company recorded $1.1 million in the nine months ended September 30, 2003 for severances related to employee terminations during the first quarter of 2003. In addition, as part of the disposition of the water consulting practice, the Company recorded $0.4 million during the third quarter for employee termination related costs. Those employee terminations reduced excess capacity in the Energy & Water Consulting business segment. In addition, the Company recorded $0.5 million and $1.4 million, respectively, for the three and nine months ended September 30, 2003 for cash payments due as a part of the Management Stock Purchase Program (“MSPP”) and these payments are expensed over the period earned on a straight-line basis. Included in the second quarter 2002 expenses were $0.8 million in costs associated with the acquisition and integration of acquired businesses.

Stock-based Compensation Expense. Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over their term based on the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the

Company’s stock price above the grant prices at the end of each reporting period. Total stock-based compensation expense was $1.9 million and $8.1 million for the three and nine months ended September 30, 2003, respectively, compared to $1.5 million credit and $1.7 million, respectively, for the corresponding periods in 2002.

At September 30, 2003, the Company’s common stock price was $12.31, which was an increase of $0.46 and $6.41 for the three and nine months ended September 30, 2003, respectively. Accordingly, the Company recorded stock-based compensation expense of $0.3 million and $2.8 million for the three and nine months ended September 30 2003, respectively, to reflect the market valuation adjustment of certain stock option awards and stock appreciation rights subject to variable accounting treatment. Stock-based compensation expense for variable accounting awards was a $1.5 million credit and a $0.4 million expense for the comparable periods in 2002. In future periods, the Company expects to record approximately $0.3 million in stock-based compensation for variable accounting awards for every one-dollar change in its common stock price, until the variable accounting awards outstanding at September 30, 2003 have been exercised or cancelled. Approximately two-thirds of the awards are stock appreciation rights that expire in the second quarter of 2005; the remaining awards were issued before December 31, 1999 and expire 10 years from the original date of issue. Stock-based compensation expense for restricted stock awards was $1.6 million and $5.3 million for the three and nine months ended September 30, 2003, respectively, compared to a $0.1 million credit and a $1.3 million expense, respectively, for the corresponding periods in 2002. The increase is related to expense recorded for restricted stock awards granted under the MSPP and restricted stock granted in exchange for variable accounting stock options. These restricted stock awards were granted during the fourth quarter 2002 and accordingly, no stock-based compensation expense relating to these awards was recorded in the corresponding periods of 2002.

General and Administrative Expenses. General and administrative expenses include facilities-related costs, salaries and benefits of management and support personnel, allowance for doubtful accounts receivable, professional services expenses, and all other support costs. General and administrative expenses increased $0.1 million (or 1 percent) and $3.7 million (or 8 percent) for the three and nine months ended September 30, 2003, respectively, to $15.9 million and $48.6 million, respectively, from $15.8 million and $44.8 million, for the three and nine months ended September 30, 2002, respectively. The Company’s objective is to be able to increase revenues in the future while maintaining or improving general and administrative expenses as a percentage of revenues. Facilities-related costs increased to support the businesses acquired in 2002. The Company has 38 offices, which are used to support its employee base. Some offices currently used were added through acquisitions of businesses. Insurance expenses for business liability insurance coverage increased primarily due to higher premiums. Additionally, the Company initiated a re-branding strategy for the Company’s businesses, incurring expenses of approximately $0.5 million during the second quarter 2003.

Depreciation Expense. Depreciation expense includes primarily the straight-line depreciation of capital expenditures related to computers, facilities furnishings, and leasehold improvements. For the three and nine months ended September 30, 2003, depreciation expense was $1.6 million and $5.6 million, respectively, compared to $1.9 million and $5.8 million, respectively, for the corresponding periods in 2002.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of identifiable intangibles recorded in conjunction with certain business acquisitions. The intangible assets include non-compete covenants, customer lists and trade names. For the three and nine months ended September 30, 2003, amortization expense was $0.5 million and $1.5 million, respectively, compared to $0.5 million and $1.2 million for the corresponding periods in 2002. The increase in amortization expense in 2003 resulted from the acquisition of Hunter and the corresponding amortization of intangibles associated with Hunter.

Income Tax Expense. Income tax expense includes federal, state and foreign income tax provisions the Company is obligated to pay currently, or through deferred tax provisions (benefits) in the future. The Company recorded income tax expense of $4.6 million and $9.7 million for the three and nine months ended September 30, 2003, respectively, compared to $2.6 million and $4.7 million, respectively, for the corresponding periods in 2002. The increases in income tax expense were primarily due to increases in profitability.

Human Capital

The Company had 913 consultants as of September 30, 2003, a net decrease of 103 consultants from the beginning of the year. The decrease in consultant headcount included approximately 75 employee terminations in the Energy & Water Consulting segment, principally related to the Company reducing excess consulting capacity in the first quarter and the disposition of the water consulting practice on September 26, 2003.

In October 2003, the Company adopted certain ownership guidelines for corporate officers and senior consulting leaders. These guidelines include an employee stock ownership set as a multiple of base salary. This program sets stock ownership guideline of four times annual base salary for the Chief Executive Officer, three times annual base salary for other corporate officers, and guideline amounts for senior consulting leaders. Additionally, the program includes certain initial adoption and ongoing compliance standards to be monitored by the Company.

Liquidity and Capital Resources

Summary

The Company had approximately $12.7 million in cash and cash equivalents at September 30, 2003, compared to $8.1 million at December 31, 2002. The Company’s cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, at September 30, 2003 was $49.9 million, compared to $25.9 million at December 31, 2002. The increase in working capital was attributed to an increase in accounts receivable and payments on current liabilities during the nine months ended September 30, 2003.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter by daily revenues. Daily revenues  are calculated by taking quarterly revenues divided by 90 days. Calculated as such, DSO was 79 days at September 30, 2003 compared to 77 days at December 31, 2002.

Cash Flow

During the nine months ended September 30, 2003, the Company’s net cash from operating activities provided $28.1 million. Several of the larger amounts that affected the net cash from operating activities include the following items. Net income provided $13.6 million for the nine months ended September 30, 2003. The Company’s accrued compensation-related costs liability increased by $12.4 million during the nine months ended September 30, 2003. The increase in accrued compensation-related costs was primarily attributable to annual employee incentive compensation, which is based on a percentage of profitability for the period. The accrued employee incentive compensation will not be paid until the first quarter 2004. Stock-based compensation expense of $8.1 million did not require cash payments in the period. The Company realized tax benefits of  $7.6 million related to the vesting of restricted stock and stock option exercises for the difference between the Company’s then-current common stock market price and the strike price of the equity awards. These amounts were offset by an increase in accounts receivable of $12.4 million as a result of increased revenue generation.

Net cash used in investing activities was $17.4 million. The Company paid $10.3 million related to businesses acquired before 2003. In addition, the Company used $6.8 million for capital spending.

Net cash used by financing activities was $6.1 million. During the nine months ended September 30, 2003, the Company received net cash of $6.5 million related to employee stock option exercises and employee stock purchases. Most of the funding from the employee stock option exercises came in the latter part of the second quarter and third quarter when the Company’s common stock price more than doubled from the price as of March 31, 2003. The Company used $6.1 million to purchase 1.0 million shares of its common stock, most of which were purchased during the first quarter of 2003. The Company used $6.5 million to repay its bank borrowing under its line of credit.

Debt, Commitments and Capital

As of September 30, 2003, the Company maintained an unsecured revolving line of credit agreement for $50.0 million, with the ability to increase the amount up to $75.0 million over the term of the agreement. The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things. In October 2003, the Company amended its revolving line of credit agreement from $50.0 million to $75.0 million, with the ability to increase the amount up to $100.0 million over the term of the agreement. There were no other substantive changes in the terms and conditions of the amendment.

The Company was in compliance with the terms of the line of credit agreement as of September 30, 2003 and December 31, 2002. As of September 30, 2003, the Company did not have a balance outstanding under the line of credit agreement, compared to a balance outstanding of $6.5 million at December 31, 2002.

As part of the Barba-Arkhon purchase agreement, the Company had $3.0 million in notes payable due in two equal annual installments, on March 1, 2002 and 2003. The Company has paid both installments in accordance with the terms of the agreement and does not have any remaining purchase price obligations related to Barba-Arkhon.

As of September 30, 2003, the Company had approximately $3.3 million in deferred business acquisition obligations payable in cash and common stock, which related to the Hunter purchase agreement and is payable in September 2004. As of September 30, 2003, the Company had $2.2 million in cash obligations related to the MSPP agreements that are payable in two equal installments in July 2004 and 2005. As of September 30, 2003, the Company had no significant commitments for capital expenditures, except for those related to rental expense under operating leases.

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

Contingencies

The Company is subject to pay additional purchase price amounts that are part of the consideration for certain business acquisition agreements. The payments, if any, are contingent on the achievement of certain revenue and gross margin targets by the acquired businesses. The Company believes that it will have sufficient funds to satisfy obligations related to the contingent consideration. The Company expects to fund these contingent payments, if any, from the cash generated from the operations of these acquired businesses.

New Accounting Pronouncements

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published. EITF Issue No. 00-21 addresses certain aspects of the accounting by a Company for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The provisions of EITF Issue No. 00-21 were effective in fiscal periods beginning after June 15, 2003. The adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

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

Revenue Recognition Policies

The Company generally recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. Certain client contracts contain contingency provisions on the occurrence of a future event before revenue is earned. In the case of a contingency, no revenue is recorded by the Company until the contingency is removed. From time to time, the Company also earns incremental revenues that are generally contingent on a specific event, and are handled like other contingencies, wherein once the contingency is satisfied, revenue is then recognized on the percentage of completion method. These incremental revenues amounts are generally in addition to hourly rates charged by our consultants.

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

As of September 30, 2003, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and may decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Based on bank borrowings under the line of credit agreement as of September 30, 2003, a substantial rise in interest rates would not have a material effect on the Company’s financial position and operating results.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed with the Form 10-Q:

Exhibit 10.12—Employment Agreement dated July 24, 2003 between the Company and Philip P. Steptoe

Exhibit 31.1—Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2—Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32—Section 1350 Certifications

(b) Reports on Form 8-K. The Company filed the following current reports on Form 8-K during the quarter ended September 30, 2003:

(1) A Form 8-K dated July 22, 2003 reporting under Items 7 and 9 of Form 8-K of the Company’s press release dated July 22, 2003 announcing the Company’s second quarter 2003 results of operations.

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

Date: November 12, 2003