Form 10-K
period 2003-12-31
NAVIGANT CONSULTING INC
filed 2004-03-09
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 As of and for the year ended December 31, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28830

Navigant Consulting, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4094854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 9, 2004, 45.4 million shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 9, 2004, was approximately $915 million. The Registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on April 21, 2004, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Statements included in this report are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation those relating to the Company’s future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1.    Business.

General

Navigant Consulting, Inc. (the “Company” or “NCI”) is a specialized, independent consulting firm providing litigation, financial services, healthcare, energy and operational consulting services to government agencies, legal counsel, and large companies facing the challenges of uncertainty, risk, distress and significant change. The Company focuses on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

The Company is a Delaware corporation headquartered in Chicago, Illinois. The Company’s executive office is located at 615 North Wabash Avenue, Chicago, Illinois 60611. Its telephone number is (312) 573-5600. The Company’s common stock is traded on the New York Stock Exchange under the symbol “NCI”.

“Navigant” is a service mark of Navigant International, Inc. NCI is not affiliated, associated, or in any way connected with Navigant International, Inc. and NCI’s use of “Navigant” is made under license from Navigant International, Inc.

(a) General Development of Business

The Company had its initial public offering in 1996 and three subsequent public offerings, one in 1997 and two in 1998. From 1996 to 1999, the Company acquired twenty-four consulting firms. During 1999 and 2000, the Company replaced its management team and the new team, currently in office, subsequently implemented a major realignment of the Company, including three large strategic divestitures and closure or sale of a number of other businesses. This realignment eliminated three former business segments: Economic & Policy Consulting, Strategic Consulting and IT Solutions. During 2001 to 2003, the Company acquired nine consulting firms that were complementary to its current businesses. The most significant acquisition during this period was Hunter & Associates Management Services, Inc. (“Hunter”), which occurred in 2002. The Company is required to furnish pro forma financial information relating to the Hunter acquisition, which has been included in the notes to the Company’s consolidated financial statements.

The Company’s business structure consists of two business segments: Financial & Claims Consulting and Energy Consulting. Each business segment has direct responsibility and accountability for its decisions, costs and profits. The Company’s consultants have the autonomy and authority to seek, engage and complete assignments. This business model and the Company’s experience, reputation and industry focus enable it to compete effectively in the business and professional services consulting marketplace.

(b) Financial Information about Business Segments

Segment operating revenues and segment operating profits (together with a reconciliation to operating income) attributable to each segment for each of the last three years are set forth in Note 4 in the notes to the Company’s consolidated financial statements.

The relative percentages of operating revenue attributable to each segment were as follows:

	2003	2002	2001
Financial & Claims Consulting	77.4%	71.2%	63.1%
Energy Consulting	22.6%	28.8%	36.9%

The relative percentages of operating profits attributable to each segment were as follows:

	2003	2002	2001
Financial & Claims Consulting	87.0%	87.5%	58.1%
Energy Consulting	13.0%	12.5%	41.9%

Segment operating profits as a percentage of segment revenue were as follows:

	2003	2002	2001
Financial & Claims Consulting	18.7%	14.2%	12.6%
Energy Consulting	9.5%	5.0%	15.5%
Total segment operating profit	16.6%	11.5%	13.6%

The information presented above does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain operating expenses, which relate to general corporate costs, were allocated to operating segments based on consulting fee revenues. Certain operating expenses, which primarily relate to operating segments, have been excluded for comparative purposes from the segment operating profit amounts, and are included in the costs not allocated to segments.

(c) Narrative Description of Business

Overview

The Company markets its services directly to senior and mid-level executives. A variety of business development and marketing channels are used to communicate directly with current and prospective clients, including on-site presentations, industry seminars and industry-specific articles. New engagements are sought and won by the Company’s senior and mid-level consultants. Future performance will continue to depend on the consultants’ ability to win new engagements.

A significant portion of new business arises from prior client engagements. In addition, the Company seeks to leverage the client relationships in one business segment to cross sell existing services provided by the other segment. Clients frequently expand the scope of engagements during delivery to include follow-on, complementary activities. In addition, on-site presence affords the Company’s consultants the opportunity to become aware of, and to help define, additional project opportunities as they are identified.

The Company derives substantially all of its revenues from fees for professional services. Over the last three years, a substantial majority of the Company’s revenues has been generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billing, which are contingent on the attainment of certain contractual objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries and incentive compensation. The consultants’ total compensation is competitive with industry standards. Incentive compensation is structured to reward based on business performance.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses include primarily office rent for the Company’s 36 offices.

Service Offerings

The Company provides wide and varied service offerings to its broad client base. The Company considers the following to be the Company’s key service offerings: litigation support and investigative accounting services, claims management and analysis, corporate finance services, discovery services, government contracting services, and operations advisory and management process outsourcing.

Industry Sectors

The Company provides services to and focuses on industries undergoing substantial regulatory or structural change. The Company’s service offerings are relevant to most industries and the public sector. However, the Company has significant industry-specific knowledge and a robust client base in the construction, energy, financial services and healthcare industries. Additionally, the Company has a strong client presence in the public sector, including federal, state and local governmental agencies. The Company has a long history of work for defendants, insurers and reinsurers in the asbestos and other product liability fields. Many of the Company’s engagements involve working in conjunction with the legal counsel of our clients.

Human Capital

As of December 31, 2003, the Company had 1,367 employees, including 959 consultants. Revenues are primarily generated from services performed by the Company’s consultants; therefore, success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, the Company employs internal recruiters, retains executive search firms, and utilizes personal and business contacts to recruit professionals with significant industry-specific consulting experience. Consultants are drawn from the industries the Company serves, accounting and other consulting organizations, and top rated colleges and universities. The Company seeks to retain its consultants by offering competitive packages of base and incentive compensation, equity ownership and benefits.

Independent contractors at times supplement the Company’s consultants on certain engagements. The Company has found that the practice of retaining independent contractors on a per-engagement basis provides flexibility in adjusting professional personnel levels in response to changes in demand for the Company’s professional services.

In addition to the employees and independent contractors discussed above, the Company has acquired and seeks to acquire consulting businesses to both add highly skilled professionals and expand the services offered by the Company. Some of the acquired businesses were direct competitors to the Company, while others had been retained as independent contractors to supplement certain engagements. The Company believes that the strategy of selectively acquiring consulting businesses and consulting capabilities strengthens its platform, market share and overall operating results.

In connection with recruiting activities and business acquisitions, the Company’s policy is to obtain non-solicitation covenants from senior and mid-level consultants. Most of these covenants have restrictions that extend 12 months beyond the employees’ termination date. The Company employs these contractual agreements to reduce the risk of attrition and to safeguard the Company’s existing clients, staff and projects from departing employees.

To secure new non-solicitation agreements for those consultants hired before 2000 whose non-solicitation agreements would have expired by year-end 2002, the Company successfully executed and implemented, in the fourth quarter of 2002, a predominantly stock-based retention program, the Management Stock Purchase Program (“MSPP”), for key leaders in both of the Company’s business segments, using the Company’s existing Long-Term Incentive Program authorization. (See Note 9 to the consolidated financial statements for additional information about the MSPP.).

The Company continually monitors and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash incentive compensation, and other cash and equity incentives from certain Company programs, to ensure both that the consultants’ compensation is competitive within the industry and that the Company has the opportunity to achieve target profitability levels. Material changes to the Company’s compensation structure are done with the requisite approval from the Compensation Committee of the Company’s Board of Directors. The Company’s bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts those bill rates according to the supply and demand of the then-current market conditions within the various industry segments served by the Company.

In addition, the Company recently changed its formal compensation program to require certain senior consulting leaders to receive payment of a portion of incentive compensation in restricted stock instead of cash.

Competition

The market for consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the national accounting firms, and other local, regional, national and international firms. Many of these companies are global in scope and have greater personnel, financial, technical and marketing resources than the Company. The Company believes that its independence, experience, reputation, industry focus and broad range of professional services will enable it to compete effectively in the consulting marketplace.

(d) Other Matters

Concentration of Revenues

There were no clients that accounted for more than 5 percent of the Company’s total revenues for the year ended December 31, 2003. One client from the Energy Consulting segment accounted for more than 5 percent of the Company’s total revenues for the years ended December 31, 2002 and 2001. Revenues earned from the Company’s top 20 clients amounted to 36 percent, 39 percent and 42 percent of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The mix of the Company’s largest clients may change from year to year.

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

The Company uses equity-based compensation as a portion of senior and mid-level consultants’ overall compensation packages. Equity-based compensation is used to help align the interests of its employees and stockholders, but complete alignment is difficult to achieve. Compensation and retention related issues represent a continuing challenge for the Company.

Specialized systems and processes have been developed by the Company and provide a competitive advantage in servicing current clients and obtaining new clients. This intellectual capital is the property of the Company and the unauthorized use could have a materially adverse impact on the Company’s business. Additionally, many of our service offerings rely on technology that is subject to rapid change.

The Company’s intellectual capital, in certain service offerings, may be rendered obsolete due to new governmental regulation. A new governmental regulation could allow a competitor a significant advantage before the Company is able to adapt to new updated service demands.

The Company must manage growth from both organically expanding services and the acquisition of complementary consulting firms. This growth and integration of acquisitions may cause strain on our management team and our systems. The strain on management from rapid growth or unsuccessful integration of these businesses could have a material adverse effect on the future profitability of the Company.

The Company’s return of capital may not materialize on certain business acquisitions. The Company also may pay a substantial premium on certain business acquisitions to remain competitive. The financing of these acquisitions through cash, borrowings, or common stock could impair liquidity or cause significant stock dilution.

The Company’s engagements are usually relatively short-term in comparison to its office-related expenses and other infrastructure commitments. The Company’s inability to continually replace a significant portion of current engagements with new engagements would have an adverse effect on the Company’s ability to meet its current and future commitments.

The Company maintains a revolving line of credit agreement to assist in funding short-term and long-term cash requirements from normal operations. This agreement contains certain covenants requiring, among other things, a minimum level of earnings. Poor performance of the Company could cause the Company to be in default of these existing covenants. Additionally, the Company cannot be certain that it will be able to raise capital or obtain debt financing to execute future acquisitions or to meet required working capital needs.

If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for uncollectability would likely be required.

The professional reputation of the Company and its consultants is critical to the Company’s ability to successfully compete for new client engagements and attract or retain professionals. Any factors that damage our professional reputation could have a material adverse effect on the Company’s business.

The Company is subject to the risk of professional liability. The Company’s consultants engage in complex analyses in which the exercise of professional judgment is critical. If services are not performed to the client’s satisfaction, a client may threaten or bring a lawsuit against the Company, claiming the Company performed negligently or breached its obligation to the client. In certain cases, there is potential that persons other than clients may bring claims against the Company. A claim against the Company could exceed the limits of the Company’s insurance coverage and could damage the Company’s reputation.

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

International Operations

The Company has an international presence with offices in the United Kingdom, Mexico and Canada. In addition, the Company has clients based in the United States of America that have international operations. No country, other than the United States of America, accounted for more than 5 percent of the Company’s total revenues in any of the three years ended December 31, 2003.

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

Item 2.    Properties.

The Company owns a 16,500 square foot building located in Chicago, Illinois, which is used as the Company’s executive offices. In addition to the executive offices, the Company has 36 operating leases for office facilities in 35 cities, principally in the United States. Additional space may be required as the business expands geographically, but the Company believes it will be able to obtain suitable space as needed. Following are principal offices located in the United States with the indicated cities, alphabetized by state:

Arizona – Phoenix	Florida – Tampa	New York – Albany
California – Glendale	Georgia – Atlanta	New York – New York City
California – Los Angeles	Illinois – Chicago	Pennsylvania – Philadelphia
California – Sacramento	Maryland – Baltimore	Pennsylvania – Pittsburgh
California – San Francisco	Massachusetts – Boston	Tennessee – Nashville
California – San Mateo	Massachusetts – Burlington	Texas – Austin
Colorado – Denver	New Jersey – Mt. Laurel	Texas – Dallas
Connecticut – Fairfield	New Jersey – Princeton	Texas – Houston
Delaware – Wilmington		Virginia – Richmond
District of Columbia – Washington		Virginia – Vienna

Following are principal offices located in international cities:

Canada – Toronto	Mexico – Mexico City	United Kingdom – London

Item 3.    Legal Proceedings.

As previously disclosed, in November 2000 the Company was served with a lawsuit filed by two former officers of the Company, Steven J. Denari and Charles A. Demirjian. As amended, the complaint named as defendants the Company, three of its Directors, and its independent accountants, KPMG LLP. The lawsuit seeks compensatory and punitive damages from the defendants based on various legal theories, including defamation. The Company is defending this case vigorously.

As previously disclosed, in October 2001 the Company commenced a civil action to collect the unpaid portion of amounts loaned in 1999 to its former General Counsel, Charles Demirjian. The unpaid amount that the

Company sought to recover, including interest, was approximately $3.5 million. In February 2004, a jury rendered a verdict in Mr. Demirjian’s favor, finding that he is not legally obligated to repay such unpaid amount. The Company is considering whether to move for a new trial or appeal, or both. In 2000, the Company fully reserved the unpaid amount of Mr. Demirjian’s loan and, therefore, the adverse verdict had no impact on the Company’s financial statements.

As previously disclosed, in November 2001 the Company was informed that the SEC had initiated a formal investigation, through the Chicago office of its Division of Enforcement, as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company has cooperated fully with the SEC. The SEC has not informed the Company of the current status of its investigation; however, there have been no developments that the Company is aware of in the last year.

As previously disclosed, in October 2002 the Company filed a complaint against two former employees in the United States District Court for the Northern District of Texas entitled, Navigant Consulting Inc. v. Wilkinson et al. In November 2002 the Company amended its complaint to add as a defendant a third former employee. The complaint, as amended, seeks to protect the Company’s intellectual property rights in certain proprietary software and to enforce certain provisions of its former employees’ confidentiality and non-solicitation agreements. The Company is seeking declaratory and injunctive relief, compensatory and punitive damages and attorneys’ fees on various legal theories, including misappropriation of trade secrets, breach of contract, and breach of fiduciary duties. The defendants have counter-claimed for defamation and for breach of contract based on the Company’s refusal to permit the defendants to exercise certain employee stock options. Both parties have filed motions for summary judgment. The case is currently scheduled for trial in May 2004.

From time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 9, 2004:

Name	Office	Age
William M. Goodyear	Chairman of Board and Chief Executive Officer	55
Ben W. Perks	Executive Vice President and Chief Financial Officer	62
Julie M. Howard	Vice President and Chief Operating Officer	41
Philip P. Steptoe	Vice President, General Counsel and Secretary	52

William M. Goodyear, 55, has served as Chairman of the Board and Chief Executive Officer of the Company since May 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. He was President of the Bank of America’s Global Private Bank until January 1999. Mr. Goodyear received his Masters in Business Administration degree, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame. He holds the Certified Public Accountant designation.

Ben W. Perks, 62, has served as Executive Vice President and Chief Financial Officer since May 2000. Prior to joining the Company, Mr. Perks was a senior Chicago partner in the Financial Advisory Services Group with PricewaterhouseCoopers LLP. With PricewaterhouseCoopers and Price Waterhouse LLP, he had more than 32 years of professional services experience, including 22 years as an audit and consulting partner, providing financial reporting, accounting, auditing, tax, economic and litigation consulting services to clients. Mr. Perks received his Professional Accounting Program degree from Northwestern University’s J.L. Kellogg Graduate School of Management, his Juris Doctor (law) degree and Masters in Business Administration degree from the University of Cincinnati, and his Bachelor’s degree from Denison University. He is a Certified Public Accountant, licensed in the states of Illinois, California and Arizona, a Certified Fraud Examiner, and a member of the American Institute of Certified Public Accountants and the American Bar Association.

Julie M. Howard, 41, became Vice President and Chief Operating Officer during 2003. Prior to this current role, Ms. Howard was Vice President and Human Capital Officer since July 2000. Since 1986, Ms. Howard has held a variety of consulting and operational positions within the Company and formerly Peterson Consulting, which was acquired by the Company in 1998. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Philip P. Steptoe, 52, has served as Vice President, General Counsel and Secretary since February 2000. Previously, Mr. Steptoe was a partner with the national law firm of Sidley & Austin (now Sidley, Austin, Brown & Wood). Prior to joining Sidley in 1988, he was a partner in the Chicago law firm of Isham, Lincoln & Beale. During 1994 to 1995, he served for four months as Acting General Counsel for Orange and Rockland Utilities, Inc., a New York electric and gas utility. Mr. Steptoe earned his A.B. degree in Physics from Princeton University and his Juris Doctor (law) degree from the University of Virginia.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

Market Information

The shares of common stock of the Company are traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low
2003
Fourth quarter	$19.29	$12.50
Third quarter	$15.89	$11.32
Second quarter	$11.85	$5.49
First quarter	$6.20	$4.80

2002
Fourth quarter	$6.09	$3.75
Third quarter	$6.80	$5.06
Second quarter	$6.99	$6.15
First quarter	$6.63	$4.68

Holders

As of March 9, 2004, there were approximately 490 holders of record of shares of common stock of the Company.

Distributions

The Company has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

Issuance of Unregistered Securities

During the years ended December 31, 2001, 2002 and 2003, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consider- ation(a)	Purchaser or “Recipient”	Assets Purchased	Exemption Claimed
October 31, 2001	Common Stock	136,500	Former Stockholder of Boston Management Resources, Inc.	All outstanding shares of Boston Management Resources, Inc.	Section 4(2)

May 24, 2002	Common Stock	276,448	Financial Analytics Consulting Group, LLC	Substantially all of the assets of Financial Analytics Consulting Group, LLC	Section 4(2)

June 19, 2002	Common Stock	410,828	Keevan Consulting Group, LLC	Substantially all of the assets of Keevan Consulting Group, LLC	Section 4(2)
July 10, 2002	Common Stock	716,953	Barrington Energy Partners, LLC	Substantially all of the assets of Barrington Energy Partners, LLC	Section 4(2)

July 24, 2002	Common Stock	92,010	GCR, LLC	Substantially all of the assets of GCR, LLC	Section 4(2)

September 23, 2002	Common Stock	1,464,547	Hunter & Associates Management Services, Inc.	Substantially all of the assets of Hunter & Associates Management Services, Inc.	Section 4(2)

May 30, 2003	Common Stock	5,675	T.A. Carlson & Company, Inc.	Substantially all of the assets of T.A. Carlson & Company, Inc.	Section 4(2)

December 15, 2003	Common Stock	74,321	Front Line Strategic Consulting, Inc.	Substantially all of the assets of Front Line Strategic Consulting, Inc.	Section 4(2)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

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

	For the years ended December 31,
	2003	2002	2001	2000	1999
Revenues before reimbursements	$276,130	$225,305	$210,532	$211,327	$193,000
Reimbursements	41,652	32,715	25,048	33,302	26,491

Total revenues	317,782	258,020	235,580	244,629	219,491
Cost of services before reimbursable expenses	160,080	136,121	126,959	125,418	116,474
Reimbursable expenses	41,652	32,715	25,048	33,302	26,491

Total costs of services	201,732	168,836	152,007	158,720	142,965
Stock-based compensation expense	11,107	3,401	3,812	492	3,850
VSRP cash compensation expense	—	—	12,399	6,357	—
General and administrative expenses	63,292	60,721	55,413	59,846	58,742
Depreciation expense	7,488	7,651	7,118	6,797	9,550
Amortization expense	1,880	2,373	5,700	4,573	900
Restructuring costs (credits)	—	(500)	1,900	10,229	(881)
Litigation and settlement provisions	440	750	5,700	16,500	2,335

Operating income (loss) from continuing operations	31,843	14,788	(8,469)	(18,885)	2,030
Other income (expense), net	264	(19)	874	(1,666)	(2,653)

Income (loss) from continuing operations before income taxes	32,107	14,769	(7,595)	(20,551)	(623)
Income tax expense (benefit)	13,399	5,908	(2,284)	(6,194)	1,534

Income (loss) from continuing operations	18,708	8,861	(5,311)	(14,357)	(2,157)
Income (loss) from discontinued operations, net of income taxes	—	—	—	(10,193)	(12,465)
Loss on dispositions of discontinued operations, net of income taxes	—	—	—	(155,003)	—

Net income (loss)	$18,708	$8,861	$(5,311)	$(179,553)	$(14,622)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.43	$0.22	$(0.14)	$(0.35)	$(0.05)
Income (loss) from discontinued operations	$—	$—	$—	$(0.25)	$(0.30)
Loss on dispositions of discontinued operations	$—	$—	$—	$(3.79)	$—
Net income (loss)	$0.43	$0.22	$(0.14)	$(4.39)	$(0.35)
Shares used in computing income (loss) per basic share	43,236	40,350	38,439	40,895	41,601
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.21	$(0.14)	$(0.35)	$(0.05)
Income (loss) from discontinued operations	$—	$—	$—	$(0.25)	$(0.30)
Loss on dispositions of discontinued operations	$—	$—	$—	$(3.79)	$—
Net income (loss)	$0.40	$0.21	$(0.14)	$(4.39)	$(0.35)
Shares used in computing income (loss) per diluted share	47,029	42,670	38,439	40,895	41,601

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$38,402	$8,109	$35,950	$48,798	$42,345
Working capital	$51,866	$25,910	$53,556	$63,656	$67,598
Total assets	$255,316	$201,204	$158,826	$163,482	$414,676
Long-term debt, less current portion	$1,761	$4,418	$1,500	$—	$—
Total stockholders’ equity	$188,758	$144,295	$112,105	$115,725	$300,669

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

The Company is a specialized, independent consulting firm providing litigation, financial services, healthcare, energy and operational consulting services to government agencies, legal counsel, and large companies facing the challenges of uncertainty, risk, distress, and significant change. The Company focuses on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

The Company derives substantially all of its revenues from fees for professional services. Over the last three years, a substantial majority of the Company’s revenues has been generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries and incentive compensation. The consultants’ total compensation is competitive with industry standards. Incentive compensation is structured to reward based on business performance.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support projects. Office related expenses include primarily office rent for the Company’s 36 offices.

In addition, the Company recently changed its formal compensation program to require certain senior consulting leaders to receive payment of a portion of incentive compensation in restricted stock instead of cash.

Critical Accounting Policies

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported therein. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments with respect to the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition Policies

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

Determinations of Accounts Receivable Realization

The Company maintains allowances for doubtful accounts for estimated reduction, if any, in amounts to be received, based on the Company’s review and assessment of its clients’ ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of a client were to deteriorate resulting in an impairment of the client’s ability to make payments, additional allowances might be required.

Valuation of Net Deferred Tax Assets

The Company has recorded net deferred tax assets as it expects to realize future tax benefits related to the utilization of these assets. Although the Company experienced net losses in recent years prior to 2002, no valuation allowance has been recorded related to these deferred tax assets because management believes that it is more likely than not that future taxable income will be sufficient to realize the future tax benefits. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, it would need to establish an allowance which would be recorded as a charge to income in the period in which such determination is made.

Acquisitions and Divestitures

2003 Acquisition:

On December 15, 2003, the Company acquired substantially all of the assets of Front Line Strategic Consulting, Inc. (“Front Line”) for $4.8 million, which included $2.5 million cash at closing and 0.1 million shares of its common stock valued at $1.3 million at closing, and $1.0 million payable in two equal installments on the first and second anniversary of the closing date. The Front Line acquisition consisted of 27 consulting professionals. Front Line was acquired primarily to augment the Company’s healthcare practice. The Front Line acquisition has been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition.

2002 Acquisitions:

On April 5, 2002, the Company acquired portions of Arthur D. Little, Inc.’s assets for $6.1 million cash at closing. The acquisition consisted of two consulting units, with approximately 30 consulting professionals that primarily serve the energy and public sector industries.

On May 24, 2002, the Company acquired substantially all of the assets of Financial Analytics Consulting Group, LLC (“FACG”) for $6.3 million, which consisted of $4.5 million cash at closing and 0.3 million shares of its common stock valued at $1.8 million at closing. In addition to the initial consideration, the purchase agreements for FACG provide for additional payments in cash over the two full calendar years after closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. Any additional payments related to this contingency will be accounted for as goodwill. FACG was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of approximately 90 consulting professionals from five different Arthur Andersen practices. FACG was acquired primarily to augment the Company’s litigation support and investigation services offerings.

On June 19, 2002, the Company acquired substantially all of the assets of Keevan Consulting, LLC (“Keevan”) for $7.2 million, which consisted of $4.0 million cash at closing, 0.4 million shares of its common stock valued at $2.7 million at closing, and $0.5 million cash payable in April 2003. In addition to the initial consideration, the purchase agreement for Keevan provides for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. Any additional payments related to this contingency will be accounted for as goodwill. Keevan was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of approximately 38 consulting professionals. Keevan was acquired to augment the Company’s government contracts services practice.

On July 15, 2002, the Company acquired substantially all of the assets of Barrington Energy Partners, LLC (“Barrington Energy”) for $11.1 million, which consisted of $4.8 million cash at closing, 0.7 million shares of its common stock valued at $4.8 million at closing, and $1.5 million cash payable on the first anniversary of the closing date. In addition to the initial consideration, the purchase agreement for Barrington Energy provides for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on the attainment of certain performance thresholds. Any additional payments related to this contingency will be accounted for as goodwill. Barrington Energy consisted of eight senior-level professionals and six other staff who complement the Company’s energy industry sector and primarily provide financial and transaction advisory service offerings. Barrington Energy Partners, LLC is not associated with the Company’s 1999 acquisition of the Barrington Consulting Group, Inc.

Effective September 17, 2002, the Company acquired substantially all of the assets of Hunter & Associates Management Services, Inc. (“Hunter”) for $25.4 million, which consisted of $10.2 million cash at closing, 1.5 million shares of the Company’s common stock valued at $8.2 million at closing, $0.5 million cash payable on April 1, 2003, and $6.5 million in the Company’s common stock payable in two equal installments on the first and second anniversary of the closing. If either seller or buyer elects, up to 67 percent of the $6.5 million deferred payment would be paid in cash and the remainder would be paid in the Company’s common stock. Accordingly, the Company accounted for this $6.5 million deferred payment obligation as 67 percent liabilities and 33 percent deferred stock issuance. In addition to the initial consideration, the purchase agreement for Hunter provides for additional payments in cash and the Company’s common stock over the three years following closing that are contingent on the attainment of certain performance targets. Any additional payments related to this contingency will be accounted for as goodwill. Hunter consisted of 20 senior-level professionals and 40 additional staff that provide a comprehensive range of performance improvement services to hospitals and healthcare systems, including physician practices and provider owner-managed care organizations. Hunter also provides interim executive-level management services as well as consulting services related to hospital restructurings. Hunter was acquired to significantly expand the Company’s service offerings within the healthcare industry.

All of the Company’s 2002 acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

2001 Acquisitions:

On March 1, 2001, the Company acquired substantially all of the assets of Barba-Arkhon International, Inc. (“Barba-Arkhon”) for $8.3 million, which consisted of $5.3 million cash at closing and $3.0 million notes payable, which bore interest at 6 percent, and was paid when due in two equal annual installments. Barba-Arkhon provides project program management and claims analysis services for construction, governmental and institutional projects.

On July 2, 2001, the Company acquired substantially all of the common stock of Chambers Associates, Inc. (“Chambers”) for $2.7 million, which consisted of $2.1 million cash at closing and $0.6 million cash due within 18 months of closing. The purchase agreement for Chambers also provides for additional payments through December 31, 2003 contingent on attainment of certain revenue targets. Chambers was acquired to augment the services with its asbestos claims and mass tort litigation expertise. In addition, Chambers’ energy and environmental legislative expertise are expected to provide cross-selling opportunities to clients in the energy industry.

The 2001 acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

2003 Divestiture:

In September 2003, the Company sold for a nominal sales price its water consulting practice, Bookman–Edmonston, Inc., which was previously part of the Energy Consulting business segment. Bookman–Edmonston accounted for 3 percent or less of the Company’s total revenues for the years ended December 31, 2003, 2002 and 2001. For the years ended December 31, 2003 and 2002, the water consulting practice operated at a loss and the operating results had deteriorating financial performance trends.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues before reimbursements:

	Years ended December 31,
	2003	2002	2001
Revenues before reimbursements	100.0%	100.0%	100.0%
Reimbursements	15.1	14.5	11.9

Total revenues	115.1%	114.5%	111.9%
Cost of services before reimbursable expenses	58.0	60.4	60.3
Reimbursable expenses	15.1	14.5	11.9

Total costs of services	73.1%	74.9%	72.2%
Stock-based compensation expense	4.0	1.5	1.8
VSRP cash compensation expense	—	—	5.9
General and administrative expenses	22.9	27.0	26.3
Depreciation expense	2.7	3.4	3.4
Amortization expense	0.7	1.1	2.7
Restructuring cost (credits)	—	(0.2)	0.9
Litigation and settlement provisions	0.2	0.3	2.7

Operating income (loss)	11.5	6.5	(4.0)
Other income (loss), net	0.1	—	0.4

Income (loss) before income taxes	11.6	6.5	(3.6)
Income tax expense (benefit)	4.9	2.6	(1.1)

Net income (loss)	6.7%	3.9%	(2.5)%

Results of Operations—Annual Comparisons for the Years ended December 31, 2003, 2002 and 2001

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $276.1 million and $225.3 million for the years ended December 31, 2003 and 2002, respectively, which represent increases in revenues before reimbursements of 23 percent and 7 percent, respectively, when compared to the preceding years.

Revenues before reimbursements in 2003 increased through an improvement in consultant utilization and pricing mix. Consultant utilization rates were 72 percent for 2003, compared to 66 percent for both 2002 and 2001. The improvement in utilization, in 2003, was a function of an increase in client engagement activities and a reduction of excess consulting capacity. The Company’s improved pricing mix also accounted for a significant portion of the revenues increase in 2003 compared to 2002 and had limited impact from 2001 to 2002. The Company continued to increase the number of senior level consultants. Given that the Company’s bill rates are tiered in accordance with experience and levels, the higher amount of senior level consultants was a contributing factor in the revenue increase. The increase in revenues from 2001 to 2002 was primarily a function of increased consultant headcount.

In September 2003, the Company sold its water practice, which had declining revenues and other deteriorating financial performance trends. The divestiture partially offset the increase in revenues from the Company’s remaining business for the year ended December 31, 2003.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased $24.0 million, or 18 percent, to $160.1 million for the year ended December 31, 2003, and increased $9.1 million, or 7 percent, to $136.1 million for the year ended December 31, 2002, when compared to the preceding years.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The Company’s business model rewards employees with incentive compensation, which is generally derived as a percentage of profitability. The increase in the Company’s profits and the associated incentive compensation to employees is the primary reason for the increase in cost of services before reimbursable expense for 2003 and 2002 when compared to the preceding years. Another factor in the increase in cost of services is the change in the consultant personnel mix. The Company has increased the number of senior level consultants through a combination of recruiting and business acquisitions and, as a result, has incurred higher salary costs per consultant. Increasing amounts of recruiting expenses were an additional factor in the expense increases.

Stock-based Compensation Expense. Stock-based compensation expense includes non-cash compensation expense related to restricted shares, restricted stock units, stock appreciation rights, exchanged stock options and Value Sharing Retention Program (“VSRP”) stock options awarded to the Company’s employees. Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over their term based on the valuation amount at grant date. In addition, stock-based compensation expense was recorded for certain VSRP stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for the variable accounting awards is recorded, on a periodic basis, quarterly, for the increase (or decrease) in the market price of the Company’s common stock above the grant prices.

Stock-based compensation expense was $11.1 million and $3.4 million for the years ended December 31, 2003 and 2002, respectively, which represented an increase of $7.7 million and a decrease of $0.4 million, respectively, when compared to the preceding years. The Company’s closing common stock price was $18.86, $5.90 and $5.50 per share at December 31, 2003, 2002, and 2001, respectively. Accordingly, the Company recorded stock based-compensation expense to reflect changes in the market valuation of stock option awards and stock appreciation rights subject to variable accounting treatment. The expense related to variable accounting awards accounted for $4.1 million of the increase in 2003. The expense related to restricted stock awards granted under the Management Stock Purchase Program (“MSPP”), which was implemented in October 2002, accounted for $2.1 million of the increase in 2003. Also implemented in October 2002 was an exchange of restricted stock awards for stock options subject to variable accounting treatment. The expense related to these restricted stock awards accounted for $1.5 million of the increase in 2003.

In future periods, the Company expects to record approximately $0.3 million of stock-based compensation expense for variable accounting awards for every one dollar change in its common stock price, until the variable accounting awards outstanding at December 31, 2003 have been exercised or cancelled. The number of awards, as of December 31, 2003, subject to variable accounting was 0.3 million and approximately two-thirds of these awards are stock appreciation rights that expire in the second quarter of 2005; the remaining variable awards were issued before December 31, 1999 and expire 10 years from the original date of issue. The agreements for certain restricted stock awards outstanding at December 31, 2003 contain provisions that call for an acceleration of vesting, if the Company achieves certain levels of financial performance. Accordingly, the Company may be required to accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, allowances for doubtful accounts receivable, professional administrative services, and all other corporate support costs.

General and administrative expenses increased $2.6 million, or 4 percent, to $63.3 million in the year ended December 31, 2003 and increased $5.3 million, or 10 percent, to $60.7 million in 2002. General and administrative expenses as a percentage of revenues before reimbursements were 23 percent, 27 percent, and 26 percent for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s objective is to increase revenues in the future while maintaining or reducing general and administrative expenses as a percentage of revenues. The $2.6 million increase in general and administrative expenses for 2003 compared to 2002 was primarily related to the increase in administrative compensation costs. Incentive compensation for the Company’s management and support personnel is based on the Company’s profitability and increased in 2003 compared to 2002. The $5.3 million increase in general and administrative expense for 2002 compared to 2001 was primarily related to facility-related costs and administrative wages. Facility-related costs increased to support headcount increases. Some of the facility-related costs and headcount increases were added through acquisitions of businesses. The Company is reviewing opportunities to consolidate certain offices and may choose not to renew certain leases in the future in order to reduce costs. Another reason for the increase in general and administrative expenses in 2002 compared to 2001 related to other professional service expenses, primarily legal fees and compensation-related consulting services.

Amortization Expense. Amortization expense includes amortization of goodwill and intangible assets, including customer lists, covenants not-to-compete and trade names. In accordance with Statement of Financial Accounting Standards No. 142, which the Company adopted in 2002, goodwill is no longer subject to amortization beginning in 2002, but is subject to annual impairment testing.

Amortization expense decreased $0.5 million, to $1.9 million in the year ended December 31, 2003, from $2.4 million in 2002. Amortization expense decreased $3.3 million from $5.7 million in 2001.

Litigation and Settlements Provisions. Litigation and settlement provisions included amounts accrued, based on then current information, for costs estimated to resolve certain litigation matters. The Company recorded $5.7 million in litigation and settlement provisions in the year ended December 31, 2001. The Company recorded an additional $0.8 million in 2002 and $0.4 million in 2003 to settle the litigation for which the Company had established an accrual in 2001. The provisions in 2002 and 2003 reflect the additional estimated costs in settling the aforementioned matters and does not relate to any new litigation matters. The matters for which the Company had established the provisions, have been resolved and payments were made prior to the year ended December 31, 2003.

VSRP Cash Compensation Expense. VSRP cash compensation expense is the cash compensation component of the Value Sharing Retention Program (“VSRP”). The cash component of the retention program included four installments totaling $18.8 million. The expense was recorded on a straight-line basis starting on September 1, 2000 through September 1, 2001. For the year ended December 31, 2001, VSRP cash compensation expense was $12.4 million. As of December 31, 2001, the Company had no further obligations related to the VSRP cash compensation program.

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

The amounts in the following table are in thousands, except for per share data:

	Quarters ended
	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
Revenues:
Revenues before reimbursements	$71,417	$70,807	$69,882	$64,024	$59,697	$58,160	$53,793	$53,655
Reimbursements	9,776	10,569	11,567	9,740	10,137	8,441	7,222	6,915

Total revenues	81,193	81,376	81,449	73,764	69,834	66,601	61,015	60,570
Cost of services:
Cost of services before reimbursable expenses	42,242	40,326	39,078	38,434	35,715	34,954	33,292	32,160
Reimbursable expenses	9,776	10,569	11,567	9,740	10,137	8,441	7,222	6,915

Total costs of services	52,018	50,895	50,645	48,174	45,852	43,395	40,514	39,075
Stock-based compensation expense (credit)	3,008	1,860	4,527	1,712	1,732	(1,527)	1,254	1,942
General and administrative expenses	14,739	15,890	16,737	15,926	15,894	15,794	14,659	14,374
Depreciation expense	1,854	1,642	2,291	1,701	1,897	1,916	2,047	1,791
Amortization expense	395	495	495	495	1,137	449	449	338
Restructuring (credit)	—	—	—	—	(500)	—	—	—
Litigation and settlement provisions	440	—	—	—	750	—	—	—

Operating income	8,739	10,594	6,754	5,756	3,072	6,574	2,092	3,050
Other income (expense), net	75	87	(70)	172	(83)	(43)	135	(28)

Income before income tax expense	8,814	10,681	6,684	5,928	2,989	6,531	2,227	3,022
Income tax expense	3,738	4,559	2,680	2,422	1,188	2,592	934	1,194

Net income	$5,076	$6,122	$4,004	$3,506	$1,801	$3,939	$1,293	$1,828

Net income per diluted share	$0.11	$0.13	$0.09	$0.08	$0.04	$0.09	$0.03	$0.04

Diluted shares	47,986	47,330	46,550	46,250	45,608	42,583	41,583	40,905

(1)	The sum of quarterly earnings per diluted share does not equal annual amounts in 2002 and 2003 because of roundings and changes in the weighted average number of shares.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, and employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, such as the ability of clients to terminate engagements without penalty, the size and scope of assignments, and general economic conditions. Because a significant percentage of the Company’s expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Furthermore, the Company’s stock price volatility may cause fluctuations in expenses and operating results as the Company measures the valuation of stock-based compensation for options subject to variable accounting treatment from quarter to quarter.

Human Capital Resources

The Company had 959 consultants as of December 31, 2003, a net decrease of 56 consultants during the year. The decrease included approximately 75 employee terminations in the Energy Consulting segment,

principally related to the Company reducing excess consulting capacity in the first quarter of 2003 and the disposition of the water consulting practice in September 2003.

In October 2003, the Company adopted certain ownership guidelines for corporate officers and senior consulting leaders. These guidelines include an employee stock ownership program set as a multiple of base salary. This program sets stock ownership guidelines of four times annual base salary for the Chief Executive Officer, three times annual base salary for other corporate officers, and other amounts for senior consulting leaders. Additionally, the program includes certain initial adoption and ongoing compliance standards to be monitored by the Company. At the same time, the Company instituted a program in which corporate officers and senior consulting leaders will receive a specified portion of their annual incentive compensation in restricted stock in lieu of cash. In such cases, the Company will grant an additional premium amount in restricted stock equal to a percentage of the value of the incentive compensation paid in restricted stock in lieu of cash. This program has a mandatory and voluntary component for incentive compensation earned beginning in 2004 and is voluntary in 2003.

In connection with certain recruiting activities and business acquisitions, the Company’s policy is to obtain non-solicitation covenants from senior and mid-level consultants. Most of these covenants have restrictions that extend twelve months beyond the employees’ termination date. The Company employs these contractual agreements to reduce the risk of attrition and to safeguard the Company’s existing clients, staff and projects from departing employees.

In order to secure new non-solicitation agreements for those consultants hired before 2000 whose non-solicitation agreements would have expired by year-end 2002, the Company successfully executed and implemented, in the fourth quarter of 2002, a predominantly stock-based retention program, the Management Stock Purchase Program (“MSPP”), for key leaders in both of the Company’s business segments, using the Company’s existing Long-Term Incentive Program authorization. (See Note 9 to the consolidated financial statements for additional information about the MSPP.)

The Company continually monitors and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash incentive compensation, and other cash and equity incentives from certain Company programs, to ensure both that the consultants’ compensation is competitive within the industry and that the Company has the opportunity to achieve target profitability levels. Material changes to the Company’s compensation structure are done with the requisite approval from the Compensation Committee of the Company’s Board of Directors. The Company’s bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts those bill rates according to the supply and demand of the then-current market conditions within the various industry segments served by the Company.

Liquidity and Capital Resources

Summary

The Company had $38.4 million in cash and cash equivalents at December 31, 2003, compared to $8.1 million at December 31, 2002. The Company’s cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $51.9 million at December 31, 2003 compared to $25.9 million at December 31, 2002.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 72 days at December 31, 2003 compared to 77 days at

December 31, 2002. Revenues for the fourth quarter 2003 increased by 16 percent compared with 2002 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 8 percent to $64.5 million at December 31, 2003, from $59.8 million at December 31, 2002.

The Company has a limited number of engagements that are billed and collected in advance of services. The collection of these billings, and management’s continued focus on collection efforts and on more timely billings, was a factor in reducing the DSO at the 2003 year-end.

Cash Flow

For the year ended December 31, 2003, net cash provided by operating activities was $57.0 million, compared to $8.9 million and $11.5 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2003, the Company’s net income was $18.7 million, which included $9.4 million of depreciation and amortization expense, and $11.1 million of non-cash stock-based compensation expense. Several factors significantly affected the Company’s net operating cash flows during the year ended December 31, 2003. First, during 2003, the Company recorded accruals for employee incentive compensation, which are based on profitability for the period and was paid in the first quarter 2004 with a combination of cash and shares of the Company’s common stock. The timing of incentive compensation payments was the primary factor which caused the Company’s accrued compensation-related costs liability to increase by $21.0 million in 2003. Second, the Company realized tax benefits of $10.3 million related to the restricted stock and non-qualified stock options exercised for the difference between the Company’s then-current market price and the strike price of the equity awards when those equity awards were exercised. Third, the Company’s cash inflow was offset by a $12.1 million increase in accounts receivable resulting from increased revenue generation.

Net cash used by investing activities for the year ended December 31, 2003 was $22.0 million. The Company paid $2.8 million in cash for businesses acquired during the year ended December 31, 2003 and paid $10.3 million related to businesses acquired prior to 2003. In addition, the Company used $9.3 million for capital spending related to facilities furnishing and leasehold improvements to certain offices. The leases of several offices expired during 2003 and, in some cases, the Company relocated the personnel to new offices. Capital expenditures were incurred at these offices and at existing offices in anticipation of future growth.

Net cash used in financing activities was $4.8 million in 2003. During 2003, the Company received $7.8 million in cash related to employee purchases of vested stock options and shares of its common stock. The Company experienced an increase in stock option exercise transactions in 2003 when the Company’s stock price rose substantially above the exercise prices of stock options in the latter part of the second quarter. The market price of the Company’s common stock was $18.86 at December 31, 2003, compared to $5.90 at December 31, 2002. The average exercise price of the stock options exercised in 2003 was $4.44 per share. During 2003, the Company used $6.1 million to purchase 1.0 million shares of its common stock, most of which was purchased during the first quarter of 2003. During 2003, the Company used $6.5 million to repay its bank borrowings under its line of credit and did not have a balance outstanding at December 31, 2003.

Debt, Commitments and Capital

As of December 31, 2003, the Company maintained an unsecured revolving line of credit agreement for $150.0 million. In December 2003, the Company amended its revolving line of credit agreement to increase the line from $75.0 million to $150.0 million. In addition, Harris Trust and Savings Bank and Fifth Third Bank – Chicago joined the existing bank group of LaSalle Bank, N.A., a subsidiary of ABN AMRO Bank N.V., and U.S. Bank. There were no other substantive changes in the terms and conditions in the amendment. The line of credit amendment was made to give the Company more financial flexibility to pursue selective acquisitions and support growth.

The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal fund rates plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things.

The Company was in compliance with the terms of its credit agreements as of December 31, 2003 and 2002. As of December 31, 2003, the Company did not have a balance outstanding under the line of credit agreement, compared to a balance outstanding of $6.5 million as of December 31, 2002.

As of December 31, 2003, the Company had a total of $16.5 million in deferred purchase price and contingent earnout obligations, approximately 25 percent of which are payable in the Company’s common stock. The Company also had a $2.2 million cash obligation related to the MSPP agreements. As of December 31, 2003, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of December 31, 2003 and the scheduled years of payments (shown in thousands):

	2004	2005 to 2007	Thereafter	Total
Acquisition earnout obligations	$12,206	$—	$—	$12,206
Deferred purchase price obligations	3,750	500	—	4,250
Cash obligations under MSPP agreements	1,114	1,097	—	2,211
Lease Commitments	12,909	33,643	22,781	69,333

	$29,979	$35,240	$22,781	$88,000

The Company believes that the current cash and cash equivalents, the future cash flows from operations and the line of credit facility provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company was to make significant investments in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

Other Event

On January 30, 2004, the Company acquired substantially all of the assets of Tucker Alan, Inc. (“Tucker”) for $89.5 million, which included $45.6 million cash at closing and 0.3 million shares of its common stock valued at $6.0 million at closing, and $37.9 million payable in two installments of cash and the Company’s common stock within the first two years, following the closing date of the transaction. The Tucker acquisition included 230 consulting professionals active primarily in the litigation, construction and healthcare practices. The Company acquired Tucker to strengthen its national platform. Tucker has a significant presence in the western region of the United States that would complement the Company’s other geographic regions. Tucker’s service offerings and industry expertise are also complementary to those of the Company’s.

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

As of December 31, 2003, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the amended line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal fund rates plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Because at December 31, 2003, no amounts were outstanding under the line of credit, a change in interest rates would not affect the Company’s financial position or operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

At December 31, 2003, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial in relation to the Company’s consolidated financial statements.

Item 8.    Consolidated Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are in this report as pages F-1 through F-28. An index to such information appears on page F-1.

Item 9.    Changes In and Disagreements with the Company’s Independent Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 12a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company’s required information to be included in its periodic SEC filings.

(b) Change in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses noted and, therefore, there were no corrective actions taken.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 21, 2004, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2003.

Item 11.    Executive Compensation.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 21, 2004, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 21, 2004, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2003.

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

Item 13.    Certain Relationships and Related Transactions.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 21, 2004, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2003.

Item 14.    Principal Independent Accountant Fees and Services.

Information required in response to this Item is incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 21, 2004, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2003.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The Financial Statement Schedule filed as part of this report is listed below.

(b) The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

(1) A Form 8-K dated October 21, 2003 reported under Items 7 and 9 of Form 8-K of the Company’s press release dated October 21, 2003 announcing the Company’s third quarter 2003 results of operations.

(c) The exhibits filed as part of this report are listed below:

a.    Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of September 1, 2002 among the Company, Hunter & Associates Management Services, Inc. and THG Investors, Inc. (13)
2.2	Asset Purchase Agreement dated as of January 30, 2004 among the Company, Tucker Alan Inc., and the shareholders of Tucker Alan Inc. (14)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company (2)
3.3	Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company (3)
3.4	Amended and Restated By-Laws of the Company (4)
4.2	Rights Agreement dated as of December 15, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (5)
10.1+	Long-Term Incentive Plan of the Company (6)
10.2+	2001 Supplemental Equity Incentive Plan of the Company (7)
10.3+	Employee Stock Purchase Plan of the Company. (8)
10.4+	Amendment No. 1 Employee Stock Purchase Plan of the Company (9)
10.5+	Amendment No. 2 Employee Stock Purchase Plan of the Company (9)
10.6+	Amendment No. 3 Employee Stock Purchase Plan of the Company (10)
10.7+	Amendment No. 4 Employee Stock Purchase Plan of the Company (10)
10.8+	Amendment No. 5 Employee Stock Purchase Plan of the Company (6)
10.10+	Employment Agreement dated January 1, 2003 between the Company and William M. Goodyear (11)
10.11*+	Employment Agreement dated May 19, 2000 and Amendment dated December 23, 2003 between the Company and Ben W. Perks (6)
10.12+	Employment Agreement dated July 24, 2003 between the Company and Philip P. Steptoe (12)
10.13*+	Employment Agreement dated November 3, 2003 between the Company and Julie M. Howard
21.1*	Significant Subsidiaries of the Company
23.1*	Consent of KPMG LLP
32.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.

(3)	Incorporated by reference from the Company’s Form 8-A12B filed with the SEC on July 20, 1999.

(4)	Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 1999.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K or the year ended December 31, 1999.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K or the year ended December 31, 2002.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2002.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004.

*	Indicates filed herewith.

+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

d.    Financial Statement Schedule:

Report of Independent Accountants

Schedule II: Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

Date: March 9, 2004	By:	/s/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004

/s/ BEN W. PERKS Ben W. Perks	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	March 9, 2004

/s/ VALERIE B. JARRETT Valerie B. Jarrett	Director	March 9, 2004

/s/ PETER B. POND Peter B. Pond	Director	March 9, 2004

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 9, 2004

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	March 9, 2004

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Audited Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years ended December 31, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Navigant Consulting, Inc.

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 of the notes to the consolidated financial statements, in the year December 31, 2002, the Company changed its method of accounting for goodwill.

/s/    KPMG LLP

Chicago, Illinois

February 6, 2004

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$38,402	$8,109
Accounts receivable, net	68,715	61,693
Prepaid expenses and other current assets	5,741	3,998
Deferred income taxes	3,805	4,601

Total current assets	116,663	78,401
Property and equipment, net	19,958	18,124
Goodwill and intangible assets, net	112,075	97,372
Deferred income taxes, non-current	4,326	3,645
Other assets	2,294	3,662

Total assets	$255,316	$201,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$—	$6,500
Accounts payable and accrued liabilities	7,015	10,621
Accrued compensation-related costs	35,552	11,995
Income tax payable	2,539	6,705
Other current liabilities	19,691	16,670

Total current liabilities	64,797	52,491
Non-current liabilities	1,761	4,418

Total liabilities	66,558	56,909
Stockholders’ equity:
Common stock, $.001 par value per share; 75,000 shares authorized; 44,922 and 42,083 shares issued and outstanding at December 31, 2003 and 2002	51	47
Preferred stock, $.001 par value per share; 3,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	398,699	372,012
Deferred stock issuance	4,375	3,209
Restricted stock units outstanding	1,459	4,439
Deferred compensation—restricted stock	(6,376)	(9,152)
Treasury stock	(68,100)	(65,803)
Accumulated deficit	(141,645)	(160,353)
Accumulated other comprehensive income (loss)	295	(104)

Total stockholders’ equity	188,758	144,295

Total liabilities and stockholders’ equity	$255,316	$201,204

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2003	2002	2001
Revenues before reimbursements	$276,130	$225,305	$210,532
Reimbursements	41,652	32,715	25,048

Total revenues	317,782	258,020	235,580

Cost of services before reimbursable expenses	160,080	136,121	126,959
Reimbursable expenses	41,652	32,715	25,048

Total costs of services	201,732	168,836	152,007
Stock-based compensation expense	11,107	3,401	3,812
VSRP cash compensation expense	—	—	12,399
General and administrative expenses	63,292	60,721	55,413
Depreciation expense	7,488	7,651	7,118
Amortization expense	1,880	2,373	5,700
Restructuring costs (credits)	—	(500)	1,900
Litigation and settlement provisions	440	750	5,700

Operating income (loss)	31,843	14,788	(8,469)
Other income (expense), net	264	(19)	874

Income (loss) before income taxes	32,107	14,769	(7,595)
Income tax expense (benefit)	13,399	5,908	(2,284)

Net income (loss)	$18,708	$8,861	$(5,311)

Basic income (loss) per share	$0.43	$0.22	$(0.14)
Shares used in computing income per basic share	43,236	40,350	38,439

Diluted income (loss) per share	$0.40	$0.21	$(0.14)
Shares used in computing income per diluted share	47,029	42,670	38,439

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Pre- ferred Stock Shares	Common Stock Shares	Treasury Stock Shares	Pre- ferred Stock Par Value	Common Stock Par Value	Addi- tional Paid-In Capital	Deferred Stock Issuance	Restricted Stock Units Outstanding	Deferred Compen- sation— Restricted Stock	Treasury Stock Cost	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings (Accumu- lated Deficit)	Total Stock- holders’ Equity
Balance at December 31, 2000	—	43,433	(4,989)	$—	$43	$343,340	$—	$—	$—	$(63,541)	$(214)	$(163,903)	$115,725
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	153	(5,311)	(5,158)
Issuance of common stock related to business combinations	—	137	—	—	—	493	—	—	—	—	—	—	493
Other issuances of common stock	—	264	—	—	1	1,105	—	—	—	—	—	—	1,106
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	—	79	—	—	—	—	—	—	79
Issuance of restricted stock, net of forfeitures	—	624	—	—	—	7,277	—	—	(7,277)	—	—	—	—
Purchases of treasury stock	—	—	(769)	—	—	—	—	—	—	(3,853)	—	—	(3,853)
Stock-based compensation expense—variable accounting stock options	—	—	—	—	—	940	—	—	—	—	—	—	940
Stock-based compensation expense—restricted stock and units	—	—	—	—	—	—	—	—	2,773	—	—	—	2,773

Balance at December 31, 2001	—	44,458	(5,758)	—	44	353,234	—	—	(4,504)	(67,394)	(61)	(169,214)	112,105
Comprehensive income (loss)		—	—	—	—	—	—	—	—	—	(43)	8,861	8,818
Issuance of common stock related to business combinations	—	1,556	1,404	—	2	11,465	3,077	—	—	6,630	—	—	21,174
Other issuances of common stock	—	827	39	—	1	3,650	—	—	—	140	—	—	3,791
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	—	416	—	—	—	—	—	—	416
Issuance of restricted stock, net of forfeitures	—	479	—	—	—	2,745	—	—	(2,745)	—	—	—	—
Grants of restricted stock units	—	—	—	—	—		—	4,439	(4,439)	—	—	—	—
Purchases of treasury stock	—	—	(922)	—	—		—	—	—	(5,179)	—	—	(5,179)
Stock-based compensation expense—variable accounting stock options	—	—	—	—	—	502	—	—	—	—	—	—	502
Stock-based compensation expense—restricted stock and units	—	—	—	—	—		132	—	2,536	—	—	—	2,668

Balance at December 31, 2002	—	47,320	(5,237)	—	$47	$372,012	$3,209	$4,439	$(9,152)	$(65,803)	$(104)	$(160,353)	$144,295
Comprehensive income		—	—	—	—	—	—	—	—	—	399	18,708	19,107
Issuance of common stock related to business combinations	—	74	325	—	1	1,701	(2,004)	—	—	1,967	—	—	1,665
Deferred purchase price commitment to issue stock	—	—	—	—	—	—	3,097	—	—	—	—	—	3,097
Other issuances of common stock	—	1,295	279	—	2	5,293	—	330	385	1,817	—	—	7,827
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	—	10,333	—	—	—	—	—	—	10,333
Issuance of restricted stock, net of forfeitures	—	1,842	—	—	1	4,529	73	(3,310)	(1,293)	—	—	—	—
Grants of restricted stock awards	—	—	—	—	—	2,613	—	—	(2,613)	—	—	—	—
Purchases of treasury stock	—	—	(976)	—	—		—	—	—	(6,081)	—	—	(6,081)
Stock-based compensation expense—variable accounting stock options	—	—	—	—	—	2,218	—	—	—	—	—	—	2,218
Stock-based compensation expense—restricted stock and units	—	—	—	—	—	—	—	—	6,297	—	—	—	6,297

Balance at December 31, 2003	—	50,531	(5,609)	$—	$51	$398,699	$4,375	$1,459	$(6,376)	$(68,100)	$295	$(141,645)	$188,758

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$18,708	$8,861	$(5,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation expense	7,488	7,651	7,118
Amortization expense	1,880	2,373	5,700
Stock-based compensation expense	11,107	3,250	3,812
Tax benefit of issuances of common stock	10,333	416	79
Payments related to consultants’ non-solicitation agreements	(1,290)	(1,363)	—
Amortization of consultants’ non-solicitation agreements	1,816	279	—
Provision for bad debts	4,894	4,643	5,604
Deferred income taxes	1,290	(191)	(1,013)
Other, net	—	212	—
Changes in assets and liabilities:
Accounts receivable	(12,141)	(10,484)	(2,310)
Prepaid expenses and other current assets	(1,365)	2,266	(650)
Accounts payable and accrued liabilities	(3,606)	(2,854)	(3,881)
Accrued compensation-related costs	20,965	(2,982)	(4,251)
Income taxes payable	(5,340)	(1,485)	8,437
Other current liabilities	2,306	(1,716)	(1,811)

Net cash provided by operating activities	57,045	8,876	11,523

Cash flows from investing activities:
Purchases of property and equipment	(9,254)	(5,242)	(7,659)
Acquisitions of businesses, net of cash acquired	(2,780)	(32,740)	(7,593)
Payment of acquisition liabilities	(8,816)	(2,146)	(1,980)
Payment of notes payable related to acquisition	(1,500)	(1,500)	—
Payment of non-contingent acquisition liabilities	—	—	(3,875)
Other, net	352	(201)	(517)

Net cash used in investing activities	(21,998)	(41,829)	(21,624)

Cash flows from financing activities:
Issuance of common stock	7,827	3,791	1,106
Stock repurchases	(6,081)	(5,179)	(3,853)
Borrowings from (repayments to) bank	(6,500)	6,500	—

Net cash provided by (used in) financing activities	(4,754)	5,112	(2,747)

Net increase (decrease) in cash and cash equivalents	30,293	(27,841)	(12,848)
Cash and cash equivalents at beginning of the year	8,109	35,950	48,798

Cash and cash equivalents at end of the year	$38,402	$8,109	$35,950

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Navigant Consulting, Inc. (the “Company”) is a specialized, independent consulting firm providing litigation, financial services, healthcare, energy and operational consulting services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. The Company focuses on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

The Company is headquartered in Chicago, Illinois and has offices in various cities primarily within the United States, as well as offices in Canada, Mexico and the United Kingdom.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows.

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash equivalents are comprised of liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2003 and 2002.

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

Goodwill and Intangible Assets

Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangible assets other than goodwill include customer lists, non-compete agreements and trade names. Intangible assets are amortized on the straight-line method based on the estimated useful lives, ranging up to seven years.

Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in 2002, “Accounting for Goodwill”, goodwill was amortized on the straight-line method over seven years for businesses acquired prior to July 1, 2001. The Company did not record goodwill amortization in 2003 and 2002. In 2001, goodwill was not amortized for an acquisition that occurred subsequent to June 30, 2001, in accordance with SFAS No. 142.

Revenue Recognition

The Company recognizes revenues as the related professional services are provided, generally on a time and expense basis. Certain contracts are accounted for on the percentage of completion method, whereby revenues are recognized based upon costs incurred in relation to total estimated costs at completion. A provision is made for the entire amount of estimated losses, if any, at the time when they are known. The Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations thereof.

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed in APB Opinion No. 25, and related interpretations, for its stock-based compensation plans. Accordingly, no stock-based compensation costs have been recognized for those option grants where the exercise price was equal to or higher than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the purported “fair value” recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based compensation plans (shown in thousands, except per share amounts):

		2003	2002	2001
Net income (loss), as reported		$18,708	$8,861	$(5,311)
Add:	Stock-based compensation expense included in reported net income, net of related tax effects	6,664	2,041	2,287
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,766)	(4,400)	(4,895)

Pro forma net income (loss)		$17,606	$6,502	$(7,919)

Earnings (loss) per share:
Basic, as reported		$0.43	$0.22	$(0.14)
Basic, pro forma		$0.41	$0.16	$(0.21)
Diluted, as reported		$0.40	$0.21	$(0.14)
Diluted, pro forma		$0.37	$0.15	$(0.21)

The weighted average fair value of options granted in 2003, 2002 and 2001 was $4.23, $2.95, and $2.91, respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model for grants made in 2003, 2002 and 2001:

	2003	2002	2001
Expected volatility	65%	62%	80%
Risk free interest rate	3.8%	4.5%	5.0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	7.2	7.2	9.6

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

Foreign Currency Translation

The balance sheets of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and revenue and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of other comprehensive income.

Comprehensive Income (Loss)

Comprehensive income consists of net income (loss), unrealized gains on marketable securities, net of income taxes, and foreign currency translation adjustments. It is presented in the consolidated statements of stockholders’ equity.

3.    ACQUISITIONS AND DIVESTITURES

2003 Acquisition:

On December 15, 2003, the Company acquired substantially all of the assets of Front Line Strategic Consulting, Inc. (“Front Line”) for $4.8 million, which included $2.5 million cash at closing and 0.1 million shares of its common stock valued at $1.3 million at closing, and $1.0 million payable in two equal installments on the first and second anniversary of the closing date. The Front Line acquisition consisted of 27 consulting professionals. Front Line was acquired primarily to augment the Company’s healthcare practice. The Front Line acquisition has been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition.

2002 Acquisitions:

On April 5, 2002, the Company acquired portions of Arthur D. Little, Inc.’s assets for $6.1 million cash at closing. The acquisition consisted of two consulting units, with approximately 30 consulting professionals that primarily serve the energy and public sector industries.

On May 24, 2002, the Company acquired substantially all of the assets of Financial Analytics Consulting Group, LLC (“FACG”) for $6.3 million, which consisted of $4.5 million cash at closing and 0.3 million shares of its common stock valued at $1.8 million at closing. In addition to the initial consideration, the purchase agreements for FACG provide for additional payments in cash over the two full calendar years after closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. Any additional payments related to this contingency will be accounted for as goodwill. FACG was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of approximately 90 consulting professionals from five different Arthur Andersen practices. FACG was acquired primarily to augment the Company’s litigation support and investigation services offerings.

On June 19, 2002, the Company acquired substantially all of the assets of Keevan Consulting, LLC (“Keevan”) for $7.2 million, which consisted of $4.0 million cash at closing, 0.4 million shares of its common stock valued at $2.7 million at closing, and $0.5 million cash payable in April 2003. In addition to the initial consideration, the purchase agreement for Keevan provides for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. Any additional payments related to this contingency will be accounted for as goodwill. Keevan was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of approximately 38 consulting professionals. Keevan was acquired to augment the Company’s government contracts services practice.

On July 15, 2002, the Company acquired substantially all of the assets of Barrington Energy Partners, LLC (“Barrington Energy”) for $11.1 million, which consisted of $4.8 million cash at closing, 0.7 million shares of its common stock valued at $4.8 million at closing, and $1.5 million cash payable on the first anniversary of the closing date. In addition to the initial consideration, the purchase agreement for Barrington Energy provides for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on the attainment of certain performance thresholds. Any additional payments related to this contingency will be accounted for as goodwill. Barrington Energy consisted of eight senior-level professionals and six other staff who complement the Company’s energy industry sector and primarily provide financial and transaction advisory service offerings. Barrington Energy Partners, LLC is not associated with the Company’s 1999 acquisition of the Barrington Consulting Group, Inc.

Effective September 17, 2002, the Company acquired substantially all of the assets of Hunter & Associates Management Services, Inc. (“Hunter”) for $25.4 million, which consisted of $10.2 million cash at closing, 1.5 million shares of the Company’s common stock valued at $8.2 million at closing, $0.5 million cash payable on April 1, 2003, and $6.5 million in the Company’s common stock payable in two equal installments on the first and second anniversary of the closing. If either seller or buyer elects, up to 67 percent of the $6.5 million deferred payment would be paid in cash and the remainder would be paid in the Company’s common stock. Accordingly, the Company accounted for this $6.5 million deferred payment obligation as 67 percent liabilities and 33 percent deferred stock issuance. In addition to the initial consideration, the purchase agreement for Hunter provides for additional payments in cash and the Company’s common stock over the three years following closing that are contingent on the attainment of certain performance targets. Any additional payments related to this contingency will be accounted for as goodwill. Hunter consisted of 20 senior-level professionals and 40 additional staff that provide a comprehensive range of performance improvement services to hospitals and healthcare systems, including physician practices and provider owner-managed care organizations. Hunter also provides interim executive-level management services as well as consulting services related to hospital restructurings. Hunter was acquired to significantly expand the Company’s service offerings within the healthcare industry.

All of the 2002 acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

Pro Forma Information

The following unaudited pro forma financial information presents combined financial information as if the acquisition of Hunter had been effective as of January 1, 2001. The pro forma financial information (shown in thousands) includes adjustments to record amortization of goodwill in 2001 (but not in 2002 due to the cessation of goodwill amortization in accordance with SFAS No. 142), to record the amortization of other intangibles and to record income tax effects as if Hunter had been included in the Company’s income tax returns:

	2002	2001
Revenues:
Financial & Claims Consulting	$203,171	$176,556
Energy Consulting	74,373	87,017

Total combined segment revenues	$277,544	$263,573

Net income (loss)	$11,446	$(1,618)
Basic income (loss) per share	$0.27	$(0.04)
Diluted income (loss) per share	$0.27	$(0.04)

2001 Acquisitions:

On March 1, 2001, the Company acquired substantially all of the assets of Barba-Arkhon International, Inc. (“Barba-Arkhon”) for $8.3 million, which consisted of $5.3 million cash at closing and $3.0 million notes payable, which bore interest at 6 percent, and were paid when due in two equal annual installments. Barba-Arkhon provides project program management and claims analysis services for construction, governmental and institutional projects.

On July 2, 2001, the Company acquired substantially all of the common stock of Chambers Associates, Inc. (“Chambers”) for $2.7 million, which consisted of $2.1 million cash at closing and $0.6 million cash due within 18 months of closing. The purchase agreement for Chambers also provided for additional payments through December 31, 2003 contingent on attainment of certain revenue targets. Chambers provides public policy analysis, strategic planning and litigation support services to a wide range of clients. Chambers was acquired to augment the services with its asbestos claims and mass tort litigation expertise. In addition, Chambers’ energy and environmental legislative expertise are expected to provide cross-selling opportunities to clients in the energy industry.

The 2001 acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

2003 Divestiture:

In September 2003, the Company sold for a nominal sales price its water consulting practice, Bookman–Edmonston, Inc., which was previously part of the Energy consulting business segment. Bookman–Edmonston accounted for 3 percent or less of the Company’s total revenues for the years ended December 31, 2003, 2002 and 2001. For the years ended December 31, 2003 and 2002, the water consulting practice operated at a loss and the operating results had deteriorating financial performance trends.

4.    SEGMENT INFORMATION

The Company is comprised of two business segments: Financial & Claims Consulting and Energy Consulting. The Financial & Claims Consulting business segment provides consulting and advisory services to clients facing the challenges of dispute, litigation, bankruptcy, regulation and change. Its services include analyzing complex accounting, finance, economic, operations and information management issues. The Energy Consulting business segment provides a wide range of management consulting services to companies facing the challenges of the deregulating energy industry. Its services include strategy development, financial transaction support, operations support, regulatory advisement, and technical analysis. On September 26, 2003, the Company sold, for a nominal sales price, its water consulting practice, Bookman–Edmonston, Inc., which accounted for less than 3 percent of the Company’s total revenues for the years ended December 31, 2003 and 2002. In each year, the water consulting practice operated at a loss and the operating results had deteriorating financial performance trends.

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results are consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the years ended December 31, 2003, 2002 and 2001 have been summarized as follows (shown in thousands):

	2003	2002	2001
Total Revenues:
Financial & Claims Consulting	$245,818	$183,647	$148,563
Energy Consulting	71,964	74,373	87,017

Total combined segment revenues	$317,782	$258,020	$235,580

Operating profit:
Financial & Claims Consulting	$45,921	$26,068	$18,682
Energy Consulting	6,837	3,712	13,467

Total combined segment operating profit	$52,758	$29,780	$32,149

Operating Profit and Statement of Operations reconciliation:
Unallocated:
Depreciation expense	$7,488	$7,651	$7,118
Amortization expense	1,880	2,373	5,700
Stock-based compensation expense	11,107	3,401	3,812
VSRP cash compensation expense	—	—	12,399
Restructuring costs (credits)	—	(500)	1,900
Litigation and settlement provisions	440	750	5,700
Acquisition/integration costs	—	1,317	—
Acquisition-related compensation expense	—	—	3,609
Excluded general and administrative expenses	—	—	380
Other expense (income)	(264)	19	(874)

Total unallocated expenses, net	20,651	15,011	39,744

Income (loss) from continuing operations before income tax expense (benefit)	$32,107	$14,769	$(7,595)

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

The Company records accounts receivable, net (see Note 10) and goodwill and intangible assets (see Note 5) on a segment basis. Other balance sheet amounts are not maintained on a segment basis.

5.    GOODWILL AND INTANGIBLE ASSETS

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2003	2002
Goodwill	$116,176	$99,593
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	110,751	94,168
Intangible assets:
Customer lists	4,470	4,470
Non-compete agreements	5,200	5,200
Trade name	—	400
Other	1,055	1,055

Intangible assets, at cost	10,725	11,125
Less: accumulated amortization	(9,401)	(7,921)

Intangible assets, net	1,324	3,204

Goodwill and intangible assets, net	$112,075	$97,372

In accordance with SFAS No. 142, the Company is required to perform an annual goodwill impairment test. The Company completed the annual impairment test based on May 31, 2003 balances and there was no impairment recognized as of that date. As of December 31, 2003, there is no indication of impairment to the Company’s goodwill balance at December 31, 2003.

The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of December 31, 2003, there was no impairment related to the intangible assets. The Company amortizes intangible assets over their remaining useful lives.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the year ended December 31, 2003 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy Consulting	Total
Balance as of January 1, 2003—Goodwill	$75,913	$18,255	$94,168
Balance as of January 1, 2003—Intangibles	3,003	201	3,204

Balance as of January 1, 2003—Total	78,916	18,456	97,372
Goodwill acquired during year	16,583	—	16,583
Less—amortization expense	(1,804)	(76)	(1,880)

Balance as of December 31, 2003—Total	$93,695	$18,380	$112,075

Goodwill and intangible assets:
Goodwill, net	$92,496	$18,255	$110,751
Intangible assets, net	1,199	125	1,324

Balance as of December 31, 2003—Total	$93,695	$18,380	$112,075

During the year ended December 31, 2003, the Company recorded $16.6 million in goodwill. The Company recorded $11.5 million, in aggregate, related to certain previously acquired businesses that achieved earnout provisions specified in their purchase agreements. In addition, the Company identified as goodwill a total of $5.1 million for business combinations consummated in 2003.

In connection with the acquisition of businesses acquired during the year ended December 31, 2003, the Company obtained non-competition and non-solicitation agreements from senior consultants as part of the consultants’ employment agreements. For purchase price allocation purposes, the value of these non-competition and non-solicitation agreements is immaterial.

Total amortization expense for 2003 was $1.9 million, compared with $2.4 million and $5.7 million for 2002 and 2001, respectively. Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2003 based on intangible assets at December 31, 2003 (shown in thousands):

Year ending December 31,	Amount
2004	$379
2005	352
2006	352
2007	220
2008	21
Thereafter	0

Total	$1,324

6.    EARNINGS PER SHARE (EPS)

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

For the years ended December 31, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	2003	2002	2001
Common shares outstanding	43,026	40,247	38,439
Business combination obligations payable in shares	210	103	—

Basic shares	43,236	40,350	38,439
Employee stock options and restricted shares	2,458	2,022	—
Equivalent shares of restricted stock units	1,138	271	—
Stock purchase contracts	105	—	—
Contingently issuable shares	92	27	—

Diluted shares	47,029	42,670	38,439

For the year ended December 31, 2001, the Company incurred a net loss; therefore, potentially issuable shares were excluded from the calculation of the diluted share amounts because the effect of these shares was anti-dilutive for the year. The weighted average effect of shares excluded from the diluted share calculation was 2.6 million and related to employee stock options.

As a result of the Hunter business combination, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average of these shares for the years ended December 31, 2003 and 2002 is included in the basic earnings per share calculation.

In January 2001, the Company granted 1.9 million restricted shares of its common stock in conjunction with the Value Sharing Retention Program. The third and final vesting of these restricted shares occurred on September 1, 2003; no shares remain unvested and outstanding as of December 31, 2003. In November 2002, the Company granted 0.8 million restricted shares of its common stock, as part of an exchange for stock options that were subject to variable accounting treatment. Approximately 0.3 million of these exchanged shares were unvested and outstanding as of December 31, 2003. In addition, in December 2002, the Company granted 0.3 million restricted shares that remain unvested as of December 31, 2003. These unvested restricted shares, which total 0.6 million, have voting rights but are excluded from basic earnings per share calculations until vesting occurs.

The Company granted 1.6 million restricted stock units in October and November of 2002, as a part of the Management Stock Purchase Program (“MSPP”). In July 2003, 0.8 million shares were vested in accordance with the program. Certain business events occurred in the third quarter of 2003, which triggered an acceleration of vesting for a certain amount of these restricted stock units beyond the stipulated 20 percent annual installment. As of December 31, 2003, 0.8 million restricted stock units remain outstanding. The restricted stock units are treated as an equivalent to restricted shares in the diluted earnings per share calculation.

As part of the MSPP, employees of the Company entered into contracts to purchase restricted stock units of the Company’s common stock. As of December 31, 2003, 0.6 million restricted stock units remain unvested and outstanding for purchase. The stock purchase contracts are excluded from basic earnings per share calculation until vesting and purchase occurs.

As of December 31, 2003, the unvested restricted shares, restricted stock units, and stock purchase contract shares total 2.0 million. In accordance with SFAS No. 128, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The vesting of restricted shares, restricted stock units and stock purchase contract shares triggers taxable benefit proceeds. The taxable proceeds could be used to repurchase shares to reduce the dilutive effect of such shares being issued. The taxable benefit proceeds are obtained from the spread of the Company’s market price of its common stock over the measurement prices of the restricted shares, restricted stock units and stock purchase contract shares on the date the shares vest. Based on the Company’s weighted-average common stock market price for the fourth quarter ended December 31, 2003, the dilutive effect of these shares is 1.1 million shares.

As part of the earnout provisions for certain acquisition agreements, the Company will settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements and the shares are included in the diluted earnings per share calculation. As of December 31, 2003, the equivalent shares to be issued is 0.2 million and is based on the average market price of the Company’s common stock from the dates the necessary conditions were satisfied on December 31, 2003.

7.    STOCKHOLDERS’ EQUITY

Issuance of Common Stock—Business Combinations

In connection with the business acquired in 2003, the Company issued a total of 0.1 million shares of common stock with an aggregate value of $1.3 million at closing. As part of the purchase price of businesses acquired prior to 2003, the Company issued 0.3 million shares of common stock, out of the treasury stock account, with an aggregate value of $2.3 million.

Treasury Stock Transactions

In October 2000, the Board of Directors increased the Company’s stock repurchase authorization from 3.0 million shares to up to 5.0 million shares of the Company’s common stock.

During 2003, the Company repurchased 1.0 million shares for $6.1 million. From December 1, 2000 to December 31, 2003, the Company repurchased 2.8 million shares for an aggregate total of $12.7 million.

Restricted Shares

In January 2001, the Company issued 1.9 million restricted shares with a market valuation based on the Company’s stock price of $3.875, which was the closing market price on the grant date. These restricted shares vested 33 percent per year from September 1, 2001 to September 1, 2003. The Company recorded stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in January 2001. The third and final vesting of these restricted shares occurred on September 1, 2003; no shares remain unvested and outstanding as of December 31, 2003. A total of 1.5 million shares vested and 0.4 million shares were forfeited. For the years ended December 31, 2003, 2002 and 2001, the Company recorded $1.4 million, $1.8 million and $2.7 million, respectively, for a total of $5.9 million in stock-based compensation related to these restricted shares.

In November 2002, the Company issued 0.8 million restricted shares of common stock, as part of the exchange for 1.1 million stock options subject to variable accounting treatment. The exchange eliminated the variable accounting stock-based compensation expense associated with the tendered stock options. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term starting in November 2002. The grants consist of 0.4 million restricted shares, in exchange for 0.5 million options, to be vested on the first anniversary of the grant date and 0.4 million restricted shares, in exchange for 0.6 million VSRP options, to be vested 33 percent per year on the anniversaries of the November 2002 grant date. The total stock-based compensation expense related to these restricted shares is expected to be $3.8 million, subject to vesting, which is based on the then market valuation of the Company’s stock price of $5.28, which was the closing market price on the grant date. For the years ended December 31, 2003 and 2002, the Company recorded $2.1 million and $0.4 million, respectively, of stock-based compensation expense, in total, for these restricted shares. As of December 31, 2003, 0.3 million of these restricted shares remain outstanding and unvested.

In December 2002, the Company issued 0.3 million restricted shares with a market valuation of $1.5 million, which was based on the closing market price of the Company’s common stock on the date of grant. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the six-year vesting term starting in December 2002. There are certain Company performance targets that could cause the Company’s Board of Directors to vote to accelerate the vesting period for 25 percent of the issued shares annually. The Company may be required to accelerate the recognition of the unamortized portion of the awards, if the awards are accelerated. The Company recorded $0.3 million for these restricted shares in stock-based compensation expense for the year ended December 31, 2003.

Restricted Stock Units Outstanding

The Company issued 1.6 million restricted stock units in October and November of 2002. The issuances of restricted stock units had an aggregate market valuation of $8.1 million based on the Company’s stock price at the grant dates. Accordingly, the Company will record stock-based compensation over the vesting term on a straight-line basis. The restricted stock units are to be treated as an equivalent to restricted shares of the Company’s common stock and included in stock-based compensation expense and the diluted earnings per share calculation. See Note 9, Long-Term Incentive Plan, “Management Stock Purchase Plan (MSPP).”

Deferred Stock Issuance

As of December 31, 2003, the Company had a deferred stock issuance account of $4.2 million, which consisted of $3.1 million for the contingent earnout provisions of certain acquisition agreements and $1.1 million for payment under the Hunter purchase price agreement. The stock issuance obligations related to the contingent earnout provisions of certain acquisition agreement are payable during the first four months of 2004.

As part of the purchase price for the Hunter acquisition, the Company had a $6.5 million deferred stock payment due in two equal installments on the first and second anniversary of the closing. If either seller or buyer elects, the $6.5 million deferred payment obligation is payable in cash up to 67 percent, with the remainder payable in the Company’s common stock. Accordingly, the Company accounted for this $6.5 million deferred payment as $4.4 million in liabilities and $2.1 million in deferred stock issuance under the assumption that 67 percent of the obligation would be settled in cash. In September 2003, the Company satisfied the first installment by issuing 0.1 million shares with a value of $1.1 million at issuance date. The second and last installment of $1.1 million is due September 2004.

Employee Stock Purchase Plan

During 1996, the Company implemented a plan that permits employees to purchase shares of the Company’s common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the lower of the closing market price on the first and last day of each calendar quarter. As of December 31, 2003, the Company was authorized to sell 1.7 million shares. During 2003, 2002 and 2001, the Company sold 138,000, 124,000 and 76,000 shares, respectively, under the plan. The Company had sold 450,000 shares under the plan, prior to 2001.

Stockholder Rights Plan

On December 15, 1999 (“Distribution Date”), the Company’s Board of Directors adopted a Stockholders Rights Plan (the “Rights Plan”) and declared a dividend distribution of one Right (a “Right”) for each outstanding share of common stock, to stockholders of record at the close of business on December 27, 1999. Each Right will entitle its holder, under certain circumstances described in the Rights Agreement, to purchase from the Company one one-thousandth of a share of its Series A Junior Participating Preferred Stock, $.001 par value, (the “Series A Preferred Stock”), at an exercise price of $75 per Right, subject to adjustment. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by the Company. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between the Company and American Stock Transfer & Trust Company, as Rights Agent.

Other Issuances of Common Stock

All other issuances of common stock during the years 2001 through 2003 were related to business combinations and exercised stock options.

8.    STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is recorded for the fixed compensation expense of restricted stock awards, in which expense is recorded on a straight-line basis over the vesting term for the valuation amount at the grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Total stock-based compensation expense consisted of the following (shown in thousands):

	2003	2002	2001
Restricted stock awards	$6,297	$2,668	$2,773
Variable accounting awards	4,810	733	1,039

Total stock-based compensation expense	$11,107	$3,401	$3,812

The year-end stock prices used to compute the market valuation adjustment for variable accounting stock awards were $18.86, $5.90, and $5.50 at December 31, 2003, 2002 and 2001, respectively.

The following table summarizes the stock-based compensation expense for the years ended December 31, 2003, 2002 and 2001 recorded for the Company’s consultants and administrative and corporate executive management personnel (shown in thousands):

	2003	2002	2001
Consultants	$7,688	$2,843	$3,238
Corporate executive management and administrative personnel	3,419	558	574

Total stock-based compensation expense	$11,107	$3,401	$3,812

9.    LONG-TERM INCENTIVE PLAN AND SUPPLEMENTAL EQUITY INCENTIVE PLAN

Summary

On June 30, 1996, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides for common stock, common stock-based and other performance incentives to employees, consultants, directors, advisors and independent contractors of the Company. The Long-Term Incentive Plan, as amended provides for a total available option pool equivalent to 25 percent of the issued and outstanding common stock. In November 2001, the Company adopted a Supplemental Equity Incentive Plan (“SEIP”) to retain and recruit certain middle and senior-level employees and to optimize shareholder value. The SEIP only allows nonqualified stock options. The SEIP did not require shareholder approval; therefore, it was not voted on or approved by the Company’s stockholders. Stock options and other forms of equity compensation are an important component of the compensation offered by the Company and promote long-term retention of its key employees, motivate high levels of performance and recognize contributions to the success of the Company.

July 2000 Exchange of Options

In July 2000, the Company completed an employee stock option exchange that was offered to all then current employees, other than executive management, for employee retention purposes. Employees tendered 6.4 million options, with an average exercise price of approximately $28 per share. These employees were granted 2.7 million options in exchange for the tendered options. The new options had an exercise price of $5.9375, which was $1.00 above the market price as of the tender date. The new options vest 10 percent each quarter, beginning March 31, 2001. As of December 31, 2003, the Company had less than 0.1 million of these options outstanding. These options are subject to variable accounting, which stock-based compensation expense has been recorded for the valuation increase of the closing market price above the exercise price.

Value Sharing Retention Program

In August 2000, the Company adopted a comprehensive monetary and equity incentive program (the Value Sharing Retention Program—“VSRP”) to retain certain senior-level employees. This program covered approximately 30 percent of the employee population. The program provided for maximum incentives of approximately $20.0 million in cash, 2.1 million restricted shares, and 4.8 million stock options, subject to vesting. The cash and equity incentives vest in stages over a four and one half year period.

The cash incentives vested and were paid over a 12-month period, commencing on September 1, 2000. As of September 1, 2001, the Company paid all four scheduled installments totaling $18.8 million and does not have any additional obligations under this provision of the program.

On September 1, 2000, the Company granted 4.8 million stock options at an exercise price of $3.9375, which was the closing market price on the grant date. The option grants vest 10 percent on the date of grant and

5 percent per quarter thereafter through March 2004. As of December 31, 2003, less than 0.1 million of these stock options remained outstanding. These options are subject to variable accounting, on which stock-based compensation expense has been recorded.

In January 2001, the Company issued 1.9 million restricted shares with a market valuation based on the Company’s stock price of $3.875, which was the closing market price on the grant date. These restricted shares vested 33 percent per year from September 1, 2001 to September 1, 2003. The Company recorded stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term, starting in January 2001. The third and final vesting of these restricted shares occurred on September 1, 2003; no shares remain unvested and outstanding as of December 31, 2003. A total of 1.5 million shares vested and 0.4 million shares were forfeited. For the years ended December 31, 2003, 2002 and 2001, the Company recorded $1.4 million, $1.8 million and $2.7 million, respectively, for a total of $5.9 million in stock-based compensation related to these restricted shares.

Annual Equity Incentive Program (AEIP)

In November 2001, the Company adopted an Annual Equity Incentive Program (“AEIP”). The AEIP provides for annual grants of stock options to key employees, commensurate with individual, business segment and Company performance. As part of this program, 1.1 million options were issued with a grant price of $3.73, which was the closing market price on the date of the grant. The stock options vested 50 percent on February 1, 2002 and 50 percent on November 19, 2002.

Restricted Stock Exchanged for Stock Options

In October 2002, the Company offered its eligible employees the opportunity to voluntarily exchange certain outstanding incentive and nonqualified stock options for restricted shares of the Company’s common stock. In November 2002, the Company issued 0.8 million restricted shares of common stock, as part of the exchange for 1.1 million stock options subject to variable accounting treatment. The exchange eliminated the variable accounting stock-based compensation expense associated with the tendered stock options. The Company records stock-based compensation expense for these restricted shares on a straight-line basis over the vesting term, starting in November 2002. The grants consist of 0.4 million restricted shares, in exchange for 0.5 million options, to be vested on the first anniversary of the grant date, and 0.4 million restricted shares, in exchange for 0.6 million VSRP options, to be vested 33 percent per year on the anniversaries of the November 2002 grant date. The total stock-based compensation expense related to these restricted shares is expected to be $3.8 million, subject to vesting, which is based on the then market valuation of the Company’s stock price of $5.28, which was the closing market price on the grant date. For the years ended December 31, 2003 and 2002, the Company recorded $2.1 million and $0.4 million, respectively, of stock-based compensation expense, in total, for these restricted shares. As of December 31, 2003, 0.3 million of these restricted shares remain outstanding and unvested.

In addition, in October 2002, the Company offered its eligible employees the opportunity to sell to the Company certain nonqualified stock options, which had exercise prices significantly above the then-current market price of the Company’s common stock. The purchase price the Company offered was based on, among other factors, the exercise prices of such options and the purchase was priced at amounts equal to or less than $1.50 per option. The Company purchased 0.1 million non-qualified stock options for $0.2 million and recorded the expense to stock-based compensation expense for the year ended December 31, 2002.

Management Stock Purchase Program (MSPP)

In order to secure new non-solicitation agreements for those consultants who had agreements that expired in November 2002 or shortly thereafter, the Company implemented and executed a predominantly stock-based retention program, the Management Stock Purchase Program (“MSPP”), for key leaders in both of the

Company’s business segments, using the Company’s existing Long-Term Incentive Program authorization. The program provides for individual purchases and grants over five years of up to 2.3 million restricted stock units, including an accompanying match or grant of restricted stock units, as well as additional cash compensation of up to $4.9 million over three years in 25 percent installments. The Company issued 1.6 million of these restricted stock units in October and November 2002. The issuances of restricted stock units had an aggregate market valuation of $8.1 million based on the Company’s stock price at the grant dates. The Company will record stock-based compensation over the vesting term on a straight-line basis.

Purchases of restricted stock units by the consultants, including the accompanying match of restricted stock units by the Company, will occur over 56 months, in 25 percent installments, with purchase dates extending to July 1, 2007. Other restricted stock units that were awarded vest in 20 percent installments over 32 months from grant dates to July 1, 2005. The MSPP contains certain provisions, which subject these restricted shares to accelerated vesting upon attainment of certain business performance measures, which could cause the fixed amounts to be expensed on an accelerated basis.

In July 2003, 0.8 million shares were vested in accordance with the program. Certain business events occurred in the third quarter of 2003, which triggered an acceleration of vesting for a certain amount of these restricted stock units beyond the stipulated 20 percent annual installment. As of December 31, 2003, 0.8 million restricted stock units remain outstanding. The restricted stock units outstanding are to be treated as an equivalent to restricted shares of the Company’s common stock and included in stock-based compensation expense and the diluted earnings per share calculation. In 2003, the Company paid the first two of the four installments totaling $2.7 million, in aggregate. As of December 31, 2003, $2.2 million remains as a liability under the program. The new non-solicitation agreements signed in exchange for participation in the MSPP included 12 months post-employment restrictions. The Management Stock Purchase Program is expected to supersede the AEIP for a three-year period, commencing in 2002.

Other Long-Term Incentive Plan Grants

The Company granted a total of 0.2 million and 0.7 million stock options during 2003 and 2002, respectively, all under its existing LTIP authority. The Company granted a total of 1.9 million options during 2001, which includes the 1.1 million options granted under the AEIP. In connection with the acquisitions, principally of Barba-Arkhon and Chambers, the Company issued 0.3 million options with grant prices at the closing market price on the acquisition dates. The remaining options granted in 2001 were related to new hires and performance awards.

The Company granted, in 2003, 0.1 million restricted shares and restricted stock units, in aggregate, in connection with new hires and performance awards.

Stock Options Outstanding

As of December 31, 2003, the Company had 4.3 million stock options outstanding at a weighted average exercise price of $5.95 per share. As of December 31, 2003, 2.9 million options were exercisable at a weighted average exercise price of $6.11 per share.

The following table summarizes stock option activity for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price
Options outstanding at beginning of year	5,860	$5.42	8,550	$5.90	7,662	$6.39
Granted	232	9.45	660	6.14	1,912	4.52
Exercised	(1,435)	4.44	(742)	4.36	(170)	4.56
Forfeited or exchanged	(352)	5.60	(2,608)	7.46	(854)	7.60

Options outstanding at end of year	4,305	$5.95	5,860	$5.42	8,550	$5.90

Options exercisable at year end	2,919	$6.11	3,352	$5.69	3,057	$7.85

The following table summarizes information regarding stock options outstanding at December 31, 2003 and 2002:

	2003			2002
Range of exercise prices	Outstanding Shares (000s)	Weighted average exercise price	Remaining exercise period (years)	Outstanding Shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	664	$3.70	7.8	1,082	$3.70	8.5
$3.75 to $4.99	1,998	3.98	6.8	2,907	3.98	7.2
$5.00 to $7.49	1,127	5.81	6.9	1,435	5.91	7.6
$7.50 to $9.99	218	8.67	7.2	186	8.36	7.4
$10.00 and above	298	22.73	5.7	250	24.67	5.7

Total	4,305	$5.95	6.9	5,860	$5.42	7.5

The following table summarizes information regarding stock options exercisable at December 31, 2003:

Range of exercise prices	Outstanding Shares (000s)	Weighted average exercise price
$0.00 to $3.74	644	$3.70
$3.75 to $4.99	1,305	3.97
$5.00 to $7.49	606	5.48
$7.50 to $9.99	124	8.77
$10.00 and above	240	24.38

Total	2,919	$6.11

The following table summarizes the information regarding stock options outstanding by each plan the Company had as of December 31, 2003:

Plan category	Outstanding Shares (000s)	Weighted average exercise price	Shares remaining available for future issuances (000s)
LTIP	3,976	$5.85	2,347
SEIP	329	$7.16	209

Total	4,305	$4.54	2,556

10.    SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable:

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2003	2002
Billed amounts	$53,232	$51,978
Engagements in process	26,647	18,905
Allowance for uncollectible accounts	(11,164)	(9,190)

	$68,715	$61,693

Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $56.1 million for the Financial & Claims Consulting business segment and $12.6 million for the Energy Consulting business segment as of December 31, 2003, compared with $45.1 million for the Financial & Claims Consulting business segment and $16.6 million for the Energy Consulting business segment as of December 31, 2002.

Property and Equipment:

Property and equipment as of December 31 consisted of (shown in thousands):

	2003	2002
Land and buildings	$3,548	$3,497
Furniture, fixtures and equipment	30,318	35,641
Software	8,622	7,808
Leasehold improvements	10,054	8,602

	52,542	55,548
Less: accumulated depreciation and amortization	(32,584)	(37,424)

Property and equipment, net	$19,958	$18,124

Other Current Liabilities:

The components of other current liabilities as of December 31 were as follows (shown in thousands):

	2003	2002
Acquisition earnout obligations	$9,109	$3,400
Deferred purchase price obligations	2,678	4,878
Notes payable—current	—	1,500
Deferred revenue credits	4,204	1,861
Deferred rent	2,094	1,989
Other liabilities	1,606	3,042

	$19,691	$16,670

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts become payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2003, the Company paid the earnout obligations that existed at December 31, 2002. As of December 31, 2003, the Company had a $9.1 million liability for acquisition earnout obligations, which are to be paid during the first four months of 2004.

The Company had $2.7 million in deferred purchase price obligations as of December 31, 2003. The Company had a $2.2 million obligation, which relates to the last installment of a 2002 acquisition agreement and is payable in September 2004. In addition, the Company had a $0.5 million liability related to a December 2003 acquisition agreement.

The notes payable—current relate to installments under the Barba-Arkhon acquisition agreement. The final payment was paid during the first quarter of 2003.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

2003 Non-Cash Transactions

The Company entered into a $1.0 million deferred cash payment commitment and issued 0.1 million shares of its common stock with a value of $1.3 million at closing as part of the purchase price for the Front Line acquisition. (See Note 3, “Acquisitions and Divestitures”).

During the year ended December 31, 2003, the Company recorded, in aggregate, $12.2 million of goodwill relating to contingent earnout liabilities and stock obligations for earnout provisions met under provisions of certain purchase agreements. For the year ended December 31, 2003, the Company recorded $6.3 million for deferred compensation related to restricted shares and restricted stock units.

2002 Non-Cash Transactions

The Company entered into deferred cash payment commitments as part of the purchase price for certain acquisitions. These deferred cash payments consist of $1.5 million for the Barrington Energy acquisition, $0.5 million for the Keevan acquisition, and $0.5 million for the Hunter acquisition. In addition, as part of the purchase price for the Hunter acquisition, the Company entered into a $6.5 million deferred payment obligation payable in the Company’s common stock, or cash up to 67 percent of the obligation. Accordingly, the Company accounted for this deferred payment as 67 percent liabilities and 33 percent deferred stock issuance. The Company issued a total of 2.9 million shares of its common stock, valued at $17.5 million, in conjunction with the purchases of Keevan, FACG, Barrington Energy and Hunter. (See Note 3, “Acquisitions and Divestitures”).

During the year ended December 31, 2002, the Company recorded, in aggregate, $4.3 million of goodwill relating to contingent earnout liabilities and stock obligations for earnout provisions met under provisions of certain purchase agreements. The Company also incurred $0.4 million of future payment obligations for the purchase of computer software. For the year ended December 31, 2002, the Company recorded $2.7 million for deferred compensation related to restricted shares and restricted stock units.

2001 Non-Cash Transactions

As of December 31, 2001, the Company recorded goodwill and contingent earnout liabilities of $2.1 million as a result of the attainment of certain revenue and gross margin targets under the provisions of the PENTA purchase agreement. The Company issued $3.0 million in notes payable to supplement the financing of the Barba-Arkhon acquisition. The Company entered into a commitment for a deferred cash payment of $0.6 million related to the purchase price in the Chambers acquisition. (See Note 3, “Acquisitions and Divestitures”). The Company financed the purchase of new computer equipment and incurred $0.7 million of capital lease obligations. The Company recorded $2.8 million for deferred compensation related to restricted stock.

Other Information

Total interest paid during the years ended December 31, 2003, 2002 and 2001 was $0.7 million, $0.8 million and $0.4 million, respectively. Total income taxes paid during the years ended December 31, 2003, 2002 and 2001 were $7.9 million, $7.8 million and $3.3 million, respectively.

12.    LEASE COMMITMENTS

The Company leases its office facilities and certain equipment under operating lease arrangements that expire at various dates through 2014. The Company leases office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. In addition, the Company leases equipment under noncancelable operating leases.

Future minimum annual lease payments (shown in thousands) for the years subsequent to 2003 and in the aggregate are as follows:

Year ending December 31,	Amount
2004	$12,909
2005	12,389
2006	11,815
2007	9,439
2008	8,258
Thereafter	14,523

$69,333

In addition, the Company has other lease commitments for the years subsequent to 2003, totaling $4.3 million for offices that were abandoned as a part of a restructuring plan established in 2000. The Company decided in 2000 to terminate or sublease such leases and has reserved for the associated net costs within the facilities closings reserve. (See Note 15 “Restructuring Costs (Credits).”)

Rent expense for operating leases was $14.3 million, $14.5 million, and $12.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

13.    BANK BORROWINGS

As of December 31, 2003, the Company maintained an unsecured revolving line of credit agreement for $150.0 million. In December 2003, the Company amended its revolving line of credit agreement to increase the line from $75.0 million to $150.0 million. In addition, Harris Trust and Savings Bank and Fifth Third Bank—Chicago joined the existing bank group of LaSalle Bank, N.A., a subsidiary of ABN AMRO Bank N.V., and U.S. Bank. There were no other substantive changes in the terms and conditions in the amendment. The line of credit amendment was made to give the Company more financial flexibility to pursue selective acquisitions and support growth.

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

The Company was in compliance with the terms of the agreements, then in place, as of December 31, 2003 and 2002. As of December 31, 2003, the Company did not have a balance outstanding under the line of credit agreement, compared to a balance outstanding of $6.5 million as of December 31, 2002.

At December 31, 2003 and 2002, the Company had letters of credit of $3.7 million outstanding. The letters of credit outstanding are to secure various leased office space the Company occupies. The letters of credit expire at various dates through May 2009.

14.    INCOME TAX EXPENSE (BENEFIT)

Income tax expense (benefit), shown in thousands, consists of the following:

	For the year ended December 31,
	2003	2002	2001
Federal:
Current	$10,137	$4,295	$(1,941)
Deferred	239	(155)	(949)

Total	10,376	4,140	(2,890)

State:
Current	2,547	927	(308)
Deferred	(123)	(36)	(48)

Total	2,424	891	(356)

Foreign	599	877	962

Total federal, state and foreign income tax expense (benefit)	$13,399	$5,908	$(2,284)

Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income (loss) before income taxes as follows:

	For the year ended December 31,
	2003	2002	2001
Federal tax expense (benefit) at statutory rate	35.0%	35.0%	(35.0)%
State tax expense (benefit) at statutory rate, net of federal tax benefits	4.6	4.2	(5.6)
Foreign taxes	0.1	(0.2)	0.8
Effect of nontaxable interest and dividends	—	(0.7)	(2.9)
Effect of non-deductible amortization	1.3	2.7	12.7
Effect of non-deductible stock compensation expense	—	(1.9)	0.8
Effect of employee stock purchase plan disqualifying disposition	—	(0.1)	(0.5)
Effect of restricted stock vesting	—	—	(3.2)
Effect of non-deductible meals and entertainment expense	0.7	1.0	2.8

	41.7%	40.0%	(30.1)%

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $10.3 million, $0.4 million, and $0.08 million in 2003, 2002 and 2001, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2003	2002
Deferred tax assets attributable to:
Allowance for uncollectible receivables	$3,377	$2,772
Restructuring costs	(80)	176
Former officers’ notes	1,142	1,414
Insurance related costs	15	15
Depreciation and amortization	179	928
Stock options	1,672	273
Deferred revenue	1,834	176
Litigation settlement	1,424	1,424
Acquisition costs	(1,365)	1,359
Tax credits and capital loss carry forward	1,089	1,010
State income taxes offset for deferred tax assets	(553)	(510)
Other	—	(1)

Total deferred tax assets	8,734	9,036

Deferred tax liabilities attributable to:
Compensation program	305	492
Investments	298	298

Deferred tax liabilities	603	790

Net deferred tax assets	$8,131	$8,246

The Company has not recorded a valuation allowance against its net deferred tax assets, as it believes it is more likely than not that the net deferred tax assets are recoverable from future results of operations.

15.    RESTRUCTURING COSTS (CREDITS)

In May 2000, the Company implemented a plan to restructure its operations and recorded restructuring costs of $10.2 million for the year ended December 31, 2000. Most of the plan has been completed.

During the year ended December 31, 2001, the Company recorded a $1.9 million charge for additional costs to be incurred, as the Company had not been able to sublease its remaining lease obligations of office subject to closing or size reduction.

The Company recorded a $0.5 million restructuring credit to its operating results for the year ended December 31, 2002. Certain offices subject to closing or size reduction were put back into operations as additional space was needed to support acquisitions and headcount growth.

The $1.0 million balance as of December 31, 2003 represents the excess of rental payment obligations less expected sublease receipts, if any, and the expected lease termination costs of certain office space which the Company decided to abandon and sublease.

The activity affecting the accrual for restructuring charges during 2003, 2002, and 2001 is as follows (shown in thousands):

	Facilities Closings	Workforce reductions	Total
Balance at December 31, 2000	$3,496	$1,045	$4,541
Year ended December 31, 2001:
Charges to operations	1,900	—	1,900
Utilized	(1,671)	(887)	(2,558)
Reclassified	158	(158)	—

Balance at December 31, 2001	$3,883	$—	$3,883
Year ended December 31, 2002:
Charges to operations	(500)	—	(500)
Utilized	(1,255)	—	(1,255)

Balance at December 31, 2002	$2,128	$—	$2,128
Utilized	(1,102)	—	(1,102)

Balance at December 31, 2003	$1,026	$—	$1,026

16.    EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans and provides employer-matching contributions for all participants. The Company matches in an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant.

The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company’s contributions to the various plans were $2.7 million, $2.6 million, and $2.4 million in the years ended December 31, 2003, 2002, and 2001, respectively.

17.    RELATED PARTY TRANSACTIONS

Governor Thompson, one of the Company’s Directors, is Chairman of the law firm of Winston & Strawn. Winston & Strawn has provided legal representation for the Company in the past and may provide services to the Company in the future. Total payments related to services rendered were $0.3 million, $0.3 million, and $0.2 million in 2003, 2002 and 2001, respectively.

18.    SUBSEQUENT EVENT

On January 30, 2004, the Company acquired substantially all of the assets of Tucker Alan, Inc. (“Tucker”) for $89.5 million, which included $45.6 million cash at closing and 0.3 million shares of its common stock valued at $6.0 million at closing, and $37.9 million payable in two installments of cash and the Company’s common stock within the first two years following the closing date of the transaction. The Tucker acquisition included 230 consulting professionals active primarily in the litigation, construction and healthcare practices. The Company acquired Tucker to strengthen its national platform. Tucker has a significant presence in the western region of the United States of America that would complement the Company’s other geographic regions. Tucker’s service offerings and industry expertise are also complementary to those of the Company’s. The Tucker acquisition occurred subsequent to December 31, 2003 and the Company is currently in the process of, but has not completed, allocating the purchase price paid for the Tucker business.

19.    LITIGATION AND SETTLEMENTS

As previously disclosed, in November 2000 the Company was served with a lawsuit filed by two former officers of the Company, Steven J. Denari and Charles A. Demirjian. As amended, the complaint names as defendants the Company, three of its Directors, and its independent accountants, KPMG LLP. The lawsuit seeks compensatory and punitive damages from the defendants based on various legal theories including defamation. The Company is defending this case vigorously.

As previously disclosed, in October 2001 the Company commenced a civil action to collect the unpaid portion of amounts loaned in 1999 to its former General Counsel, Charles Demirjian. The unpaid amount that the Company sought to recover, including interest, was approximately $3.5 million. In February 2004, a jury rendered a verdict in Mr. Demirjian’s favor, finding that he is not legally obligated to repay such unpaid amount. The Company is considering whether to move for a new trial and appeal. The Company fully reserved the unpaid amount of Mr. Demirjian’s loan in 2000 and, therefore, the adverse verdict has no impact on the Company’s financial statements.

As previously disclosed, in November 2001 the Company was informed that the SEC had initiated a formal investigation, through the Chicago office of its Division of Enforcement, as to whether there may have been violations of the securities laws at NCI during 1998 and 1999. The Company cooperated fully with the SEC. The SEC has not informed the Company of the current status of its investigation; however, there have been no developments that the Company is aware of in the last year.

As previously disclosed, in October 2002 the Company filed a complaint against two former employees in the United States District Court for the Northern District of Texas entitled, Navigant Consulting Inc. v. Wilkinson et al. In November 2002, the Company amended its complaint to add as a defendant a third former employee. The complaint, as amended, seeks to protect the Company’s intellectual property rights in certain proprietary software and to enforce certain provisions of its former employees’ confidentiality and non-solicitation agreements. The Company is seeking declaratory and injunctive relief, compensatory and punitive damages and attorneys’ fees on various legal theories, including misappropriation of trade secrets, breach of contract, and breach of fiduciary duties. The defendants have counter-claimed for defamation and for breach of contract based on NCI’s refusal to permit the defendants to exercise certain employee stock options. Both parties have filed motions for summary judgment. The case is currently scheduled for trial in May 2004.

From time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Navigant Consulting, Inc.

Under date of February 6, 2004, we reported on the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003, as contained in the 2003 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

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

February 6, 2004

S-1

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001

(amounts in thousands)

Description	Balance at beginning of year	Charged to expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2003
Allowance for doubtful accounts	$9,190	$4,894	$(2,920)	$11,164
Year ended December 31, 2002
Allowance for doubtful accounts	$9,948	$4,643	$(5,401)	$9,190
Year ended December 31, 2001
Allowance for doubtful accounts	$9,521	$5,604	$(5,177)	$9,948

(1)	Represents write-offs of bad debts.

S-2