Form 10-Q
period 2004-03-31
NAVIGANT CONSULTING INC
filed 2004-05-10
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended March 31, 2004

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

As of May 7, 2004, 45.9 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2004

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,196	$38,402
Accounts receivable, net	100,133	68,715
Prepaid expenses and other current assets	6,763	5,741
Deferred income taxes	6,707	3,805

Total current assets	123,799	116,663
Property and equipment, net	22,773	19,958
Goodwill and intangible assets, net	199,030	112,075
Deferred income taxes, non-current	4,123	4,326
Other assets	2,202	2,294

Total assets	$351,927	$255,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$40,000	$—
Accounts payable and accrued liabilities	10,587	7,015
Accrued compensation-related costs	21,122	35,552
Income taxes payable	8,365	2,539
Other current liabilities	35,105	19,691

Total current liabilities	115,179	64,797
Non-current liabilities	10,918	1,761

Total liabilities	126,097	66,558
Stockholders’ equity:
Common stock	51	51
Preferred stock	—	—
Additional paid-in capital	413,450	398,699
Deferred stock issuance	18,753	4,375
Restricted stock units outstanding	2,209	1,459
Deferred compensation—restricted stock	(8,913)	(6,376)
Treasury stock	(65,984)	(68,100)
Accumulated deficit	(133,867)	(141,645)
Accumulated other comprehensive income	131	295

Total stockholders’ equity	225,830	188,758

Total liabilities and stockholders’ equity	$351,927	$255,316

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended March 31,
	2004	2003
Revenues before reimbursements	$92,436	$64,024
Reimbursements	10,325	9,740

Total revenues	102,761	73,764
Cost of services before reimbursable expenses	52,712	38,434
Reimbursable expenses	10,325	9,740

Total cost of services	63,037	48,174
Stock-based compensation expense	2,604	1,712
General and administrative expenses	20,152	15,926
Depreciation expense	1,914	1,701
Amortization expense	657	495
Restructuring costs	891	—

Operating income	13,506	5,756
Other income (expense), net	(323)	172

Income before income taxes	13,183	5,928
Income tax expense	5,405	2,422

Net income	$7,778	$3,506

Basic net income per share	$0.17	$0.08
Shares used in computing basic net income per share	45,864	42,207
Diluted net income per share	$0.16	$0.08
Shares used in computing diluted net income per share	49,285	46,250
Comprehensive income:
Net income	$7,778	$3,506
Foreign currency translation adjustment	(164)	138

Comprehensive income	$7,614	$3,644

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$7,778	$3,506
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,914	1,701
Amortization expense	657	495
Stock-based compensation expense	2,604	1,712
Tax benefit of issuances of common stock	1,913	142
Amortization of consultants’ non-solicitation agreements	463	433
Payments related to consultants’ non-solicitation agreements	—	(193)
Amortization of discount on deferred obligations	185	—
Deferred income taxes	(2,700)	(596)
Other, net	—	10
Changes in assets and liabilities:
Accounts receivable	(31,501)	(4,244)
Prepaid expenses and other current assets	(461)	(934)
Accounts payable and accrued liabilities	3,488	(2,522)
Accrued compensation-related costs	(11,673)	(3,450)
Income taxes payable	5,825	2,571
Other current liabilities	1,146	(277)

Net cash used in operating activities	(20,362)	(1,646)

Cash flows from investing activities:
Purchases of property and equipment	(3,574)	(1,777)
Acquisition of business	(45,603)	—
Payment of acquisition liabilities	(169)	(560)
Payment of notes payable related to acquisition	—	(1,500)
Other, net	(532)	28

Net cash used in investing activities	(49,878)	(3,809)

Cash flows from financing activities:
Issuance of common stock	2,034	980
Stock repurchases	—	(5,295)
Borrowings from bank, net	40,000	7,000

Net cash provided by financing activities	42,034	2,685

Net decrease in cash and cash equivalents	(28,206)	(2,770)
Cash and cash equivalents at beginning of the period	38,402	8,109

Cash and cash equivalents at end of the period	$10,196	$5,339

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2003 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 9, 2004.

Note 2.    Acquisition

On January 30, 2004, the Company acquired substantially all of the assets of Tucker Alan, Inc. (“Tucker”) for $89.5 million, which included $45.6 million cash at closing and 0.3 million shares of its common stock valued at $6.0 million at closing, and $37.9 million payable in two installments of cash and the Company’s common stock within the first two years following the closing date of the transaction. In connection with the Tucker acquisition, the Company acquired tangible assets of $2.0 million and assumed liabilities of $0.5 million. The Tucker acquisition included 230 consulting professionals active primarily in the litigation, construction and healthcare practices. The Company acquired Tucker to strengthen its national platform in these practices. Tucker has a significant presence in the western region of the United States that complements the Company’s other geographic regions. Tucker’s service offerings and industry expertise are also complementary to those of the Company. The Tucker acquisition has been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition.

Pro Forma Information

The following unaudited pro forma financial information (shown in thousands, except diluted net income per share) for the three months ended March 31, 2004 and 2003 presents the combined financial information as if the acquisition of Tucker had been effective as of January 1, 2003. The unaudited pro forma financial information includes adjustments to Tucker’s operating results as if Tucker had been included in the Company’s operating results. The adjustments consist of amortization expense for intangible assets with finite lives, reduction of revenues and expenses for certain projects not acquired as part of the Tucker acquisition, incentive compensation cost adjustments as if Tucker’s employees were compensated under the Company’s incentive compensation model, interest amortization adjustments and income tax expense adjustments as if Tucker had been included in the Company’s income tax return. As a subchapter S corporation, Tucker paid all excess cash flow in the form of incentive compensation and had not been required to pay Federal and State income taxes.

	For the three months ended March 31,
	2004	2003
Total revenues	$108,148	$87,596
Total cost of services	66,269	55,253
Stock-based compensation expense	2,604	1,712
General and administrative expenses	21,168	19,815
Depreciation expense	1,949	1,842
Amortization expense	934	1,325
Restructuring costs	891	0
Other (expense)	(415)	(97)
Income tax expense	5,710	3,096

Net income	$8,208	$4,456

Diluted net income per share	$0.16	$0.09

Note 3.    Segment Information

The Company is comprised of two business segments: Financial & Claims Consulting and Energy Consulting. The Financial & Claims Consulting business segment provides consulting and advisory services to clients facing the challenges of dispute, litigation, bankruptcy, regulation and change. Its services include analyzing complex accounting, finance, economic, operations and information management issues. The Energy Consulting business segment provides a wide range of management consulting services to companies facing the challenges of the deregulating energy industries. Its services include strategy development, financial transaction support, operations support, regulatory advisement, and technical analysis.

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The bases of measurement of segment operating results is consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the three months ended March 31, 2004 and 2003 have been summarized as follows (shown in thousands):

	For the three months ended March 31,
	2004	2003
Revenues:
Financial & Claims Consulting	$86,581	$56,485
Energy Consulting	16,180	17,279

Combined segment revenues	$102,761	$73,764

Operating profit (loss):
Financial & Claims Consulting	$17,052	$10,341
Energy Consulting	2,520	(677)

Combined segment operating profit	$19,572	$9,664

Operating Profit and Statement of Operations reconciliation:

Unallocated:
Depreciation expense	$1,914	$1,701
Amortization expense	657	495
Stock-based compensation expense	2,604	1,712
Restructuring costs	891	0
Other income (expense)	(323)	172

Sub-total	6,389	3,736

Income before income taxes	$13,183	$5,928

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Certain operating expenses, which relate to general and administrative expenses, were allocated to operating segments based on revenues. For comparative purposes, certain operating expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and included in the unallocated costs to segments.

Total revenues for the three months ended March 31, 2003 includes $3.9 million for The City of Vernon project (RMI-US, Inc.) and the Water practice (Bookman-Edmonston, Inc.). The Company sold the Water practice in September 2003 and eliminated the City of Vernon contract in December 2003.

For segment reporting purposes, the Tucker acquisition is included as part of Financial & Claims Consulting. See pro forma information in Note 2, “Acquisition”.

Note 4.    Goodwill and Intangible Assets:

Goodwill and other intangible assets consisted of (shown in thousands):

	March 31, 2004	December 31, 2003
Goodwill	$195,288	$116,176
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	189,863	110,751

Intangible assets:
Customer lists	7,570	4,470
Non-compete agreements	5,200	5,200
Trade name	2,900	—
Other	3,555	1,055

Intangible assets, at cost	19,225	10,725
Less – accumulated amortization	(10,058)	(9,401)

Intangible assets, net	9,167	1,324

Goodwill and intangible assets, net	$199,030	$112,075

In accordance with SFAS 142, the Company is required to do an annual goodwill impairment test. The Company will complete an annual impairment test on May 31, 2004. As of March 31, 2004, there is no indication of impairment to the Company’s goodwill balances at March 31, 2004. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of March 31, 2004, there was no impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the three months ended March 31, 2004 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy Consulting	Total
Balance as of January 1, 2004 – Goodwill	$92,496	$18,255	$110,751
Balance as of January 1, 2004 – Intangibles	1,199	125	1,324

Balance as of January 1, 2004 – Total	93,695	18,380	112,075
Goodwill acquired	79,112	—	79,112
Intangibles acquired	8,500	—	8,500
Less – amortization expense	(650)	(7)	(657)

Balance as of March 31, 2004 – Total	$180,657	$18,373	$199,030

Goodwill and intangible assets:
Goodwill, net	$171,608	$18,255	$189,863
Intangible assets, net	9,049	118	9,167

Balance as of March 31, 2004 – Total	$180,657	$18,373	$199,030

The Company completed a preliminary allocation of the purchase price, for the Tucker acquisition including amounts assigned to goodwill and intangible assets and estimates of their related useful lives. The Tucker acquisition, which occurred on January 30, 2004, included $78.5 million in goodwill and $8.5 million in intangible assets as a part of the purchase price allocation. The $8.5 million in intangible assets includes assessed valuation for customer lists, employee training methodology and materials, backlog revenue, and the trade name. The Company is currently in the process of finalizing the purchase price allocation of Tucker and will make any necessary adjustments upon the completion of this process.

During the three months ended March 31, 2004, the Company recorded an additional $0.6 million for amounts earned in 2003 related to earnout provisions of certain acquired businesses. The amounts recorded for the 2003 earnouts are revisions for amounts estimated and recorded at December 31, 2003.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2003, based on intangible assets at March 31, 2004, and includes $0.7 million recorded in the first quarter 2004 (shown in thousands):

Year ending December 31,	Amount
2004	$3,423
2005	3,672
2006	1,197
2007	840
2008	641
Thereafter	51

Total	$9,824

Note 5.    Earnings per share (EPS)

Basic income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average of days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period.

For the three months ended March 31, 2004 and 2003, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	2004	2003
Common shares outstanding	45,295	41,828
Business combination obligations payable in shares	569	379

Basic shares	45,864	42,207
Employee stock options	1,852	740
Restricted shares and stock units	1,417	3,066
Contingently issuable shares	152	237

Diluted shares	49,285	46,250

As a part of certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average of these shares for the three months ended March 31, 2004 and 2003 is included in the basic earnings per share calculation.

In accordance with SFAS No. 128, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of non-qualified stock options or vesting of restricted shares and restricted stock units shares triggers taxable benefit proceeds that reduce the dilutive effect of such shares being issued. The taxable benefit proceeds are obtained from the spread of the Company’s market price of its common stock over the measurement prices of the non-qualified stock options, restricted shares, restricted stock units and stock purchase contract shares on the date the shares vest.

For the three months ended March 31, 2004, the Company had an average of 4.0 million “in-the-money” non-qualified stock options outstanding. The weighted average exercise price of the in-the-money non-qualified stock options was approximately $5.00 compared to the $19.00 weighted average market price of the Company’s common stock. The dilutive effect of the stock options is 1.9 million shares. As of March 31, 2004, the unvested restricted shares and restricted stock units total 2.3 million. Based on the weighted average market price of the Company’s common stock for the first quarter ended March 31, 2004, the dilutive effect of these shares is 1.4 million shares.

As part of the earnout provisions for certain acquisition agreements, the Company will settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements and the shares are included in the diluted earnings per share calculation. As of March 31, 2004, the equivalent shares to be issued is 0.2 million and is based on the average market price of the Company’s common stock from the dates the necessary conditions were satisfied on December 31, 2003.

Note 6.    Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2004 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2004	$188,758	44,922
Comprehensive income	7,614	—
Employee stock option exercises and stock purchases	5,068	279
Tax benefit on stock options exercised and restricted stock vested	1,913	—
Amortization of restricted stock/units compensation	2,190	—
Variable accounting stock-based compensation expense	140	—
Stock issued in acquisition-related transactions	20,147	301
Vesting of restricted stock to common stock	—	79

Stockholders’ equity at March 31, 2004	$225,830	45,581

The variable accounting stock-based compensation expense related to stock appreciation rights which are recorded as a liability on the balance sheet. The total variable accounting stock-based compensation expense was $0.4 million during the three months ended March 31, 2004.

In connection with the Tucker acquisition, the Company issued 0.3 million shares of its common stock with a value of $6.0 million at closing and has an obligation to issue 0.4 million shares of its common stock on January 15, 2005, and another obligation to issue $7.5 million in shares of the Company’s common stock on January 15, 2006.

Note 7.    Stock-based Compensation Expense

Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term for the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain Value Sharing Retention Program (“VSRP”) stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Total stock-based compensation expense consisted of the following (shown in thousands):

	For the three month period ended
	March 31, 2004	March 31, 2003
Amortization of restricted stock awards	$2,190	$1,897
Fair value adjustment for variable accounting awards	414	(185)

Total stock-based compensation expense	$2,604	$1,712

Amounts attributable to consultants were $1,642 and $1,651 for the three month periods ended March 31, 2004 and 2003, respectively.

The agreements for certain restricted stock awards outstanding at March 31, 2004 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

In future periods, the Company expects to record approximately $0.3 million of stock-based compensation expense (credit) for variable accounting awards for every one dollar increase (decrease) in its common stock price, until the variable accounting awards outstanding at March 31, 2004 have been exercised or cancelled. The number of awards, as of March 31, 2004, subject to variable accounting was 0.3 million, and approximately two-thirds of these awards are stock appreciation rights that expire in the second quarter of 2005. The market price of the Company’s common stock was $20.23 per share at March 31, 2004.

The Company has a program that requires corporate officers and senior consulting leaders to receive a specific portion of their annual incentive compensation in restricted stock in lieu of cash. In such cases, the Company will grant an additional premium amount in restricted stock equal to a percentage of the value of the incentive compensation paid in restricted stock in lieu of cash. Certain employees may also elect to have an additional percentage of their incentive compensation paid in the form of restricted stock. This program was adopted on a voluntary basis for incentive compensation earned in 2003.

The Company expects to continue to grant restricted stock to recruit and retain consulting personnel. The value of the restricted stock grants will be measured based on the market price of the Company’s common stock at the grant date and recorded to stock-based compensation expense on a straight-line basis over the vesting periods.

In accordance with SFAS 148, the Company provided the following disclosures for the three months ended March 31, 2004 and 2003:

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” and related interpretations for its stock-based compensation plans. Accordingly, no stock based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to its stock-based compensation plans.

	March 31, 2004	March 31, 2003
Net income, as reported	$7,778	$3,506
Add back: Stock-based compensation expense included in reported net income, net of related income tax effects	1,563	1,027
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,746)	(1,280)

Pro forma net income	$7,595	$3,253

Earnings per share:
Basic – as reported	$0.17	$0.08
Basic – pro forma	$0.17	$0.08
Diluted – as reported	$0.16	$0.08
Diluted – pro forma	$0.15	$0.07

The weighted average fair value of options granted during the three months ending March 31, 2004 and 2003 was $9.14 and $2.70, respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model for grants made during the three months ended March 31, 2004 and 2003:

	2004	2003
Expected volatility	63%	58%
Risk free interest rate	3.3%	4.0%
Dividend yield	0.0%	0.0%
Contractual or expected lives (years)	5.7	7.2

Note 8.    Restructuring Costs

During the three months ended March 31, 2004, the Company recorded a restructuring charge of $0.9 million. This included $0.3 million in restructuring costs related to office consolidations that occurred due to the acquisition of Tucker. The Company recorded an additional restructuring charge of $0.6 million for a vacated office, for which the Company had already incurred a restructuring charge, due to insolvency of the Company’s subtenant.

The activity affecting the accrual for restructuring charges during the three months ended March 31, 2004 is as follows (shown in thousands):

Balance at December 31, 2003	$1,026
Charges to operations	891
Utilized	(327)

Balance at March 31, 2004	$1,590

The $1.6 million accrued restructuring balance as of March 31, 2004 represents the excess of rental payment obligations less expected sublease receipts, if any, and the expected lease termination costs of certain office facilities under the restructuring plan.

Note 9.    Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	March 31, 2004	December 31, 2003
Billed amounts	$67,888	$53,232
Engagements in process	46,361	26,647
Allowance for uncollectible accounts	(14,116)	(11,164)

	$100,133	$68,715

Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $84.0 million for the Financial & Claims Consulting business segment and $16.1 million for the Energy Consulting business segment as of March 31, 2004, compared with $56.1 million for the Financial & Claims Consulting business segment and $12.6 million for the Energy Consulting business segment as of December 31, 2003.

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	March 31, 2004	December 31, 2003
Land and buildings	$3,557	$3,548
Furniture, fixtures and equipment	31,193	30,318
Software	9,740	8,622
Leasehold improvements	11,695	10,054

	56,185	52,542
Less: accumulated depreciation and amortization	(33,412)	(32,584)

Property and equipment, net	$22,773	$19,958

The Company acquired property and equipment with an approximate fair value of $1.2 million as part of the Tucker acquisition.

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	March 31, 2004	December 31, 2003
Acquisition earnout obligations	$10,089	$9,109
Deferred business acquisition obligations	15,176	2,678
Deferred revenue credits	5,159	4,204
Deferred rent	2,741	2,094
Other liabilities	1,940	1,606

	$35,105	$19,691

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts became payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2004, the Company paid $10.1 million related to the earnout obligations that existed at March 31, 2004.

The deferred business acquisition obligations of $15.2 million at March 31, 2004 consists of $2.2 million for the Hunter & Associates Management Services, Inc. acquisition which is payable in September 2004, $0.5 million for the Front Line Strategic Consulting, Inc. acquisition which is payable in December 2004, and $12.5 million for the Tucker acquisition which is payable in January 2005.

Note 10.    Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the three months ended March 31, 2004, as part of the purchase price for the Tucker acquisition, the Company entered into a $23.0 million deferred cash payment commitment and $15.0 million deferred stock issuance. In addition, the Company issued 0.3 million shares of its common stock with a value of $6.0 million at closing.

During the three months ended March 31, 2004, the Company recorded goodwill and acquisition earnout obligations of $0.6 million related to purchase agreement provisions of certain acquired businesses. The amounts recorded are revisions for amounts estimated and recorded at December 31, 2003.

For the three months ended March 31, 2004 and March 31, 2003, the Company recorded $2.2 million and $1.9 million, respectively, for deferred compensation related to restricted stock and restricted stock units.

Other Information

Total interest paid during the three months ended March 31, 2004 and 2003 was $0.3 million and $0.1 million, respectively. Total income taxes paid during three months ended March 31, 2004 and 2003 were $0.4 million and $0.6 million, respectively.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect” and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries and incentive compensation. The consultants’ total compensation is competitive with industry standards. Incentive compensation is structured to reward consultants based on business performance.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support projects. Office related expenses include primarily office rent for the Company’s offices.

The acquisition and integration of Tucker, in the first quarter 2004, significantly increased the Company’s consultant base and caused revenues and costs to increase compared with prior year comparable amounts. The acquisition occurred on January 30, 2004 and, as such, the income statement for the three months ended March 31, 2004 includes two months of results for Tucker. The acquisition of Tucker also contributed to the Company borrowing under its unsecured revolving line of credit agreement. The Company anticipates a certain level of borrowing under this unsecured revolving line of credit agreement for the remainder of 2004.

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

Revenue Recognition Policies

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual objectives. These incremental revenue amounts are generally contingent on a specific event, after which revenue is recognized on the percentage of completion method.

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

Valuation of Net Deferred Tax Assets

The Company has recorded net deferred tax assets as it expects to realize future tax benefits related to the utilization of these assets. Although the Company has experienced net losses in certain years before 2002, no valuation allowance has been recorded related to these deferred tax assets because management believes that it is more likely than not that future taxable income will be sufficient to realize the future tax benefits. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, it would need to establish an allowance which would be recorded as a charge to income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues before reimbursements:

	Three months ended March 31,
	2004	2003
Revenues before reimbursements	100.0%	100.0%
Reimbursements	11.2	15.2

Total revenues	111.2%	115.2%
Cost of services before reimbursable expenses	57.0	60.0
Reimbursable expenses	11.2	15.2

Total cost of services	68.2	75.2
Stock-based compensation expense	2.8	2.7
General and administrative expenses	21.8	24.9
Depreciation expense	2.1	2.6
Amortization expense	0.7	0.8
Restructuring costs	1.0	—

Operating income	14.6	9.0
Other income (expense), net	(0.3)	0.3

Income before income taxes	14.3	9.3
Income tax expense	5.9	3.8

Net income	8.4%	5.5%

2004 Compared to 2003 – For the three month period ended March 31.

Revenues before Reimbursements.    Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $92.4 million and $64.0 million for the three months ended March 31, 2004 and 2003, respectively, which represent an increase in revenues before reimbursements of 44 percent.

Revenues before reimbursements for the three months ended March 31, 2004 increased through higher employee headcount, an improvement in consultant utilization and pricing mix. The number of consultants as of March 31, 2004 was 1,245 compared with 956 as of March 31, 2003. This is an increase of 289 consultants, primarily reflecting the addition of 230 consultants through the Tucker acquisition consummated in the first quarter of 2004. The remaining consultant headcount increase was a function of the Company’s ongoing recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had the largest impact within the quarter. Consultant utilization rates were 77 percent for the first quarter 2004, compared to 72 percent for the first quarter 2003. The improvement in utilization was a function of an increase in client engagement activities. The Company’s improved pricing mix accounted for the final portion of the revenues increase.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased $14.3 million, or 37 percent, to $52.7 million for the three months ended March 31, 2004, from $38.4 million in the first quarter 2003.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits.

The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. Additionally, the Company’s business model rewards employees with incentive compensation, which is generally derived as a percentage of profitability. The increase in the Company’s profits and the associated incentive compensation to employees is a secondary, but significant, factor in the increase in cost of services before reimbursable expenses for the three months ended March 31, 2004, when compared to the first quarter 2003. Recruiting costs increased by $1.3 million for the three months ended March 31, 2004 when compared to the first quarter 2003. The Company has and expects to continue to incur significant recruiting costs, which include cash sign-on bonuses, to recruit and retain consulting personnel.

Stock-based Compensation Expense.    Stock-based compensation expense includes non-cash compensation expense related to restricted shares, restricted stock units, stock appreciation rights, exchanged stock options and Value Sharing Retention Program (“VSRP”) stock options awarded to the Company’s employees. Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over their vesting term based on the valuation amount at grant date. The Company expects to continue to grant restricted stock as part of the costs to recruit and retain consulting personnel.

In addition, stock-based compensation expense was recorded for certain VSRP stock options, exchanged stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for the variable accounting awards is recorded quarterly for the increase (or decrease) in the market price of the Company’s common stock above the grant prices.

Stock-based compensation expense was $2.6 million in the three months ended March 31, 2004, compared to $1.7 million in the first quarter of 2003, an increase of $0.9 million. The $0.9 million increase in stock-based compensation expense is primarily related to the market valuation of variable accounting awards. The per share market price of the Company’s common stock increased $1.37 during the first quarter of 2004, to $20.23 at March 31, 2004, compared to a decrease of $0.60 during the first quarter of 2003. The change quarter over quarter in the market price of Company’s common stock contributed to $0.6 million of the increase in stock-based compensation expense.

In future periods, the Company expects to record approximately $0.3 million of stock-based compensation expense (credit) for variable accounting awards for every one dollar increase (decrease) in its common stock price, until the variable accounting awards outstanding at March 31, 2004 have been exercised or cancelled. The number of awards, as of March 31, 2004, subject to variable accounting was 0.3 million and approximately two-thirds of these awards are stock appreciation rights that expire in the second quarter of 2005. The agreements for certain restricted stock awards outstanding at March 31, 2004 contain provisions that allow for an acceleration of vesting, if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

General and Administrative Expenses.     General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, allowance for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $4.3 million, or 27 percent, to $20.2 million in the three months ended March 31, 2004. The $4.3 million increase is due to several factors resulting primarily from the acquisition of Tucker, as well as the hiring of additional consulting personnel. Increases in administrative headcount to support the additional hired consulting personnel contributed to a $1.6 million increase in total administrative payroll and benefit costs for the three months ended March 31, 2004, as compared to the same three-month period in 2003. Another factor in the general and administrative expenses increase, of approximately $0.8 million, is attributable to an increase in bad debt provisions as compared to the same period in 2003. The balance is generally attributable to facilities acquired from Tucker, other general and administrative costs associated with the support infrastructure of the larger Company and other costs incurred to facilitate the integration of the acquisition.

Amortization Expense.    Amortization expense includes primarily the straight-line amortization of intangible assets derived from the purchase price allocation of certain business acquisitions. Amortization recorded for intangible assets includes covenants-not-to-compete, customer lists, and trade names.

For the three months ended March 31, 2004, amortization expense was $0.7 million, compared to $0.5 million for the first quarter of 2003, an increase of $0.2 million. The increase in amortization is primarily due to the amortization of intangible assets acquired as part of the Tucker acquisition. The amortization recorded was based on a preliminary allocation of the purchase price to goodwill and identifiable intangible assets, which are amortized over their related estimated useful lives. The Tucker acquisition, which occurred on January 30, 2004, included $78.5 million in goodwill and $8.5 million in intangible assets. The Company is currently in the process of completing the purchase price allocation related to the Tucker acquisition.

Restructuring costs.    During the three months ended March 31, 2004, the Company recorded a restructuring charge of $0.9 million. This included $0.3 million in restructuring costs related to office consolidations that occurred due to the acquisition of Tucker. The Company recorded an additional restructuring charge of $0.6 million for a vacated office, for which the Company had already incurred a restructuring charge, due to insolvency of the Company’s subtenant.

Human Capital Resources

The Company had 1,245 billable consultants as of March 31, 2004, in comparison to 959 as of December 31, 2003. This increase in headcount of 286 consultants is comprised of 230 consultants gained in the Tucker acquisition, and an additional 56 consultants, net of attritions, hired through our normal recruiting channels.

Liquidity and Capital Resources

Summary

The Company had approximately $10.2 million in cash and cash equivalents at March 31, 2004 compared to $38.4 million at December 31, 2003. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, at March 31, 2004 was $8.6 million compared to $51.9 million at December 31, 2003.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 83 days at March 31, 2004 compared to 72 days at December 31, 2003. Revenues for the first quarter of 2004 increased by 27 percent compared with 2003 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 47 percent, to $95.0 million at March 31, 2004, from $64.5 million at December 31, 2003.

Cash Flow

Net cash used in operating activities was $20.4 million for the quarter ended March 31, 2004. The Company’s net income was $7.8 million, which included $2.6 million of depreciation and amortization, and $2.6 million of stock-based compensation expense. Several factors significantly affected the Company’s net operating cash flows during the three months ended March 31, 2004. First, the Company’s cash flow was affected by a $31.5 million increase in accounts receivable resulting from increased revenue generation and the acquisition of Tucker on January 30, 2004. The Company expects the recent revenue growth, some of which relates to the Tucker acquisition, to be realized in cash in subsequent months. Second, the Company disbursed the annual incentive compensation payments during the first quarter, which caused the Company’s accrued compensation-related costs liability to decrease by $11.7 million.

Net cash used in investing activities was $49.9 million. The Company paid $45.8 million for acquisition-related transactions in the first quarter 2004, of which $45.6 million related to the cash due at closing for the acquisition of Tucker. In addition, the Company expended $3.6 million predominantly related to furnishing its facilities and leasehold improvements in certain offices.

Net cash provided by financing activities was $42.0 million. As of March 31, 2004, the Company had $40.0 million net bank borrowings under its line of credit. It was necessary for the Company to finance certain obligations, primarily due to the Tucker acquisition, by utilizing the line of credit facility. The Company also received cash of $2.0 million from transactions related to stock options exercises and stock purchases by its employees.

Debt, Commitments and Capital

As of March 31, 2004, the Company maintained an unsecured revolving line of credit agreement for $150.0 million. In December 2003, the Company amended its revolving line of credit agreement to increase the line from $75.0 million to $150.0 million. In addition, Harris Trust and Savings Bank and Fifth Third Bank – Chicago joined the existing bank group of LaSalle Bank, N.A., a subsidiary of ABN AMRO Bank N.V., and U.S. Bank. There were no other substantive changes in the terms and conditions in the amendment. The line of credit amendment was made to give the Company more financial flexibility to pursue selective acquisitions and support growth.

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

The Company complied with the terms of its credit agreement as of March 31, 2004 and December 31, 2003. As of March 31, 2004, the Company had a $40.0 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding as of December 31, 2003.

As of March 31, 2004, the Company had a total of $54.7 million in deferred business acquisition and acquisition earnout obligations payable in cash and its common stock. As of March 31, 2004, the Company also had a $2.2 million cash obligation related to the Management Stock Purchase Plan (“MSPP”) agreements. In addition to the purchase price obligation for the Tucker acquisition, the Company assumed a number of operating leases from Tucker, particularly related to office rentals. As of March 31, 2004, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of March 31, 2004 and the scheduled years of payments (shown in thousands):

	2004	2005 to 2007	Thereafter	Total
Acquisition earnout obligations	$12,504	$—	$—	$12,504
Deferred business acquisition obligations	3,750	38,433	—	42,183

Cash obligations under MSPP agreements	1,114	1,097	—	2,211
Lease commitments	11,308	39,435	24,165	74,908

	$28,676	$78,965	$24,165	$131,806

On April 1, 2004, the Company issued 0.1 million shares of its common stock and paid $10.1 million in cash to satisfy certain acquisition earnout obligations.

The Company believes that its current cash and cash equivalents, the future cash flows from operations and the line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company was to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

Contingent Obligations

The Company may be required to pay additional purchase price amounts that are part of the consideration for certain purchase agreements. The payments, if any, are contingent on the achievement of certain revenue and gross margin targets reached by the consultants of the acquired businesses. The Company believes that it will have sufficient funds to satisfy obligations related to the contingent consideration. The Company expects to fund these contingent payments, if any, from the cash generated from the operations of these acquired businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of March 31, 2004, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the new line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal fund rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Based on the line of credit balance as of March 31, 2004, a substantial rise in interest would not have a material effect on the Company’s financial position and operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosures controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In late March 2004 the Company received a request for indemnification from the City of Vernon, California with respect to certain oil spill clean up costs, totaling approximately $950,000. The oil spill, which gave rise to such purported clean up costs, occurred in 2001. Until December 1, 2003, RMI-US, a wholly-owned subsidiary of the Company, provided electric distribution system maintenance services to the City. The City is currently withholding payment of amounts due the Company, as an offset for clean up costs as well as additional unidentified negligence. The Company does not believe it or its subcontractors are responsible for the oil spill, nor was it negligent in providing services to the City. In addition, the Company believes it has no duty to indemnify the City as requested and, if necessary, it will take legal action to collect the amounts being withheld by the City.

From time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held on April 21, 2004. The Company solicited proxies for the annual meeting pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder.

Two nominees, Governor James R. Thompson and Mr. Samuel K. Skinner, were elected for a term expiring at the Annual Meeting of Shareholders in 2007. The vote for Governor James R. Thompson was 38,483,815 shares for and 2,389,130 shares to withhold authority. The vote for Mr. Samuel K. Skinner was 38,996,935 shares for and 1,876,010 shares to withhold authority.

KPMG LLP was ratified as the Company’s independent accountants for the year 2004. The vote for KPMG LLP was 40,041,260 shares for and 828,077 shares to withhold authority.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.    The following exhibits are filed with the Form 10-Q:

Exhibit 31.1 – Rule 13a - 14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2 – Rule 13a - 14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32 – Section 1350 Certification

(b) Reports on Form 8-K.    The Company filed the following current reports on Form 8-K during the quarter ended March 31, 2004:

(1) A Form 8-K dated January 7, 2004, reporting under Items 7 and 12 of Form 8-K the Company’s press release announcing the Company’s preliminary fourth quarter and full year 2003 results of operations.

(2) A Form 8-K dated January 12, 2004 reporting under item 5 of Form 8-K that the Company’s Board of Directors set the date and record date for the Company’s 2004 annual meeting of shareholders.

(3) A Form 8-K dated January 30, 2004 reporting under Items 2 and 7 of Form 8-K the acquisition by the Company of substantially all of the assets of Tucker Alan Inc., a privately held litigation and business consulting firm.

(4) A Form 8-K dated February 12, 2004 reporting under Items 7 and 12 of Form 8-K the Company’s press release announcing the Company’s fourth quarter and full year 2003 results of operations.

(5) A Form 8-K/A amending the Form 8-K dated January 30, 2004 to add financial statements under Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

Date: May 7, 2004