Form 10-Q
period 2004-06-30
NAVIGANT CONSULTING INC
filed 2004-08-05
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 As of and for the quarterly period ended June 30, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28830

Navigant Consulting, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4094854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 4, 2004, 47.0 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2004

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,260	$38,402
Accounts receivable, net	122,742	68,715
Prepaid expenses and other current assets	8,178	5,741
Deferred income taxes	7,953	3,805

Total current assets	146,133	116,663
Property and equipment, net	24,525	19,958
Goodwill and intangible assets, net	208,356	112,075
Deferred income taxes, non-current	3,462	4,326
Other assets	1,571	2,294

Total assets	$384,047	$255,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$42,000	$—
Accounts payable and accrued liabilities	12,853	7,015
Accrued compensation-related costs	38,843	35,552
Income taxes payable	5,008	2,539
Other current liabilities	30,682	19,691

Total current liabilities	129,386	64,797
Non-current liabilities	12,826	1,761

Total liabilities	142,212	66,558

Stockholders’ equity:
Common stock	51	51
Preferred stock	—	—
Additional paid-in capital	420,975	398,699
Deferred stock issuance, net	15,851	4,375
Restricted stock units outstanding	2,209	1,459
Deferred compensation—restricted stock	(9,346)	(6,376)
Treasury stock	(64,568)	(68,100)
Accumulated deficit	(123,371)	(141,645)
Accumulated other comprehensive income	34	295

Total stockholders’ equity	241,835	188,758

Total liabilities and stockholders’ equity	$384,047	$255,316

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended June 30,
	2004	2003
Revenues before reimbursements	$108,488	$69,882
Reimbursements	15,275	11,567

Total revenues	123,763	81,449
Cost of services before reimbursable expenses	63,395	39,078
Reimbursable expenses	15,275	11,567

Total cost of services	78,670	50,645
Stock-based compensation expense	1,996	4,527
General and administrative expenses	21,741	16,737
Depreciation expense	2,135	2,291
Amortization expense	597	495
Litigation and settlements	385	—

Operating income	18,239	6,754
Other income (expense), net	(581)	(70)

Income before income taxes	17,658	6,684
Income tax expense	7,162	2,680

Net income	$10,496	$4,004

Basic net income per share	$0.22	$0.09
Shares used in computing basic net income per share	46,711	42,218
Diluted net income per share	$0.21	$0.09
Shares used in computing diluted net income per share	50,130	46,550
Comprehensive income:
Net income	$10,496	$4,004
Foreign currency translation adjustment	(97)	(1)

Comprehensive income	$10,399	$4,003

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the six months ended June 30,
	2004	2003
Revenues before reimbursements	$200,924	$133,906
Reimbursements	25,600	21,307

Total revenues	226,524	155,213
Cost of services before reimbursable expenses	116,107	77,512
Reimbursable expenses	25,600	21,307

Total cost of services	141,707	98,819
Stock-based compensation expense	4,600	6,239
General and administrative expenses	41,893	32,663
Depreciation expense	4,049	3,992
Amortization expense	1,254	990
Restructuring costs	891	—
Litigation and settlements	385	—

Operating income	31,745	12,510
Other income (expense), net	(904)	102

Income before income taxes	30,841	12,612
Income tax expense	12,567	5,102

Net income	$18,274	$7,510

Basic net income per share	$0.39	$0.18
Shares used in computing basic net income per share	46,288	42,213
Diluted net income per share	$0.37	$0.16
Shares used in computing diluted net income per share	49,708	46,400
Comprehensive income:
Net income	$18,274	$7,510
Foreign currency translation adjustment	(261)	137

Comprehensive income	$18,013	$7,647

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$18,274	$7,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,049	3,992
Amortization expense	1,254	990
Stock-based compensation expense	4,600	6,239
Tax benefit of issuances of common stock	3,408	1,025
Accretion of consultants’ non-solicitation agreements	882	894
Payments related to consultants’ non-solicitation agreements	—	(193)
Amortization of discount on deferred obligations	458	—
Deferred income taxes	(3,284)	(511)
Other, net	—	28
Changes in assets and liabilities, net effect after acquisitions:
Accounts receivable	(54,127)	(12,170)
Prepaid expenses and other current assets	(2,288)	50
Accounts payable and accrued liabilities	4,777	(2,608)
Accrued compensation-related costs	5,795	6,422
Income taxes payable	2,469	(486)
Other current liabilities	6,765	312

Net cash provided by (used in) operating activities	(6,968)	11,494
Cash flows from investing activities:
Purchases of property and equipment	(6,842)	(5,087)
Acquisition of businesses, net of cash acquired	(52,103)	(280)
Payment of acquisition liabilities	(10,619)	(5,138)
Payment of notes payable related to acquisition	—	(1,500)
Other, net	(203)	(30)

Net cash used in investing activities	(69,767)	(12,035)
Cash flows from financing activities:
Issuance of common stock	3,593	3,929
Stock repurchases	—	(6,080)
Borrowings from bank, net	42,000	2,000

Net cash provided by (used in) financing activities	45,593	(151)

Net decrease in cash and cash equivalents	(31,142)	(692)
Cash and cash equivalents at beginning of the period	38,402	8,109

Cash and cash equivalents at end of the period	$7,260	$7,417

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for these interim periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2003 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 9, 2004.

Note 2.    Acquisitions

On January 30, 2004, the Company acquired substantially all of the assets of Tucker Alan, Inc. (“Tucker”) for $89.5 million, which consisted of $45.6 million cash at closing and 0.3 million shares of its common stock valued at $6.0 million at closing, and $37.9 million payable in two installments of cash and the Company’s common stock within the first two years following the closing date of the transaction. In connection with the Tucker acquisition, the Company acquired tangible assets of $1.4 million. The Tucker acquisition included 230 consulting professionals active primarily in the litigation, construction and healthcare practices. The Company acquired Tucker to strengthen its national platform in these practices. Tucker has a significant presence in the western region of the United States that complements the Company’s other geographic regions. Tucker’s service offerings and industry expertise are also complementary to those of the Company.

On June 4, 2004, the Company acquired Capital Advisory Services, LLC (“CapAdvisory”) for $10.5 million, which consisted of $6.5 million cash at closing and 0.1 million shares of its common stock valued at $1.5 million at closing, and $2.5 million payable in two installments of cash and the Company’s common stock in the first two years following the closing date of the transaction. The CapAdvisory acquisition included 49 consulting professionals who complement the Company’s financial services practice and primarily provide financial and accounting consulting services. The Company acquired CapAdvisory to expand the Company’s service offerings within the financial services industry. CapAdvisory’s trailing twelve months revenue was approximately $12 million. The Company is not required to furnish pro forma financial information relating to the CapAdvisory acquisition, as it is not material.

The Tucker and CapAdvisory acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the acquisition dates.

Pro Forma Information

The following unaudited pro forma financial information (shown in thousands, except diluted net income per share) for the three and six months ended June 30, 2004 and 2003 presents the combined financial information as if the acquisition of Tucker had been effective as of January 1, 2003. The unaudited pro forma financial information includes adjustments to Tucker’s operating results as if Tucker had been included in the Company’s operating results. The adjustments consist of amortization expense for intangible assets with finite lives, reduction of revenues and expenses for certain projects not acquired as part of the Tucker acquisition, incentive compensation cost adjustments as if Tucker’s employees were compensated under the Company’s incentive compensation model, interest amortization adjustments and income tax expense adjustments as if Tucker had been included in the Company’s income tax return. As a subchapter S corporation, Tucker paid all excess cash flow in the form of incentive compensation and had not been required to pay Federal and State income taxes.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Total revenues	$123,763	$96,333	$231,911	$183,588
Total cost of services	78,670	57,869	143,301	112,807
Stock-based compensation expense	1,996	4,527	4,600	6,239
General and administrative expenses	21,741	20,715	42,909	40,520
Depreciation expense	2,135	2,442	4,084	4,284
Amortization expense	597	947	1,405	1,894
Restructuring costs	—	—	891	—
Litigation and settlements	385	—	385	—
Other (expense)	(581)	(328)	(994)	(420)
Income tax expense	7,162	3,851	13,605	7,099

Net income	$10,496	$5,654	$19,737	$10,325

Diluted net income per share	$0.21	$0.12	$0.40	$0.22

Note 3.    Segment Information

The Company is comprised of and reports on the basis of two business segments: Financial & Claims Consulting and Energy Consulting. The Financial & Claims Consulting business segment provides consulting and advisory services to clients facing the challenges of dispute, litigation, bankruptcy, regulation and change. Its services include analyzing complex accounting, finance, economic, operations, and information management issues. The Energy Consulting business segment provides a wide range of management consulting services to companies facing the challenges of the deregulating energy industries. Its services include strategy development, financial transaction support, operations support, regulatory advisement, and technical analysis.

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the three and six months ended June 30, 2004 and 2003 have been summarized as follows (shown in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues:
Financial & Claims Consulting	$107,639	$62,384	$194,220	$118,869
Energy Consulting	16,124	19,065	32,304	36,344

Combined segment revenues	$123,763	$81,449	$226,524	$155,213

Operating profit:
Financial & Claims Consulting	$20,233	$11,942	$37,285	$22,283
Energy Consulting	3,119	2,125	5,639	1,448

Combined segment operating profit	$23,352	$14,067	$42,924	$23,731

Operating Profit and Statement of Income reconciliation:
Unallocated:
Depreciation expense	$2,135	$2,291	$4,049	$3,992
Amortization expense	597	495	1,254	990
Stock-based compensation expense	1,996	4,527	4,600	6,239
Restructuring costs	—	—	891	—
Litigation and settlement provisions	385	—	385	—
Other expense (income)	581	70	904	(102)

Sub-total	5,694	7,383	12,083	11,119

Income before income taxes	$17,658	$6,684	$30,841	$12,612

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain operating expenses, which relate to general and administrative expenses, were allocated to operating segments based on revenues. For comparative purposes, certain operating expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts, and included in the unallocated costs. Total Energy Consulting revenues for the six months ended June 30, 2003 includes $8.0 million for The City of Vernon project (RMI-US, Inc.) and the Water practice (Bookman-Edmonston, Inc.). The Company sold the Water practice in September 2003 and eliminated the City of Vernon contract in December 2003.

For segment reporting purposes, the Tucker and CapAdvisory acquisitions are included as part of Financial & Claims Consulting. See pro forma information related to Tucker in Note 2, “Acquisitions”.

Note 4.    Goodwill and Intangible Assets

Goodwill and other intangible assets consisted of (shown in thousands):

	June 30, 2004	December 31, 2003
Goodwill	$206,211	$116,176
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	200,786	110,751
Intangible assets:
Customer lists	8,070	4,470
Non-compete agreements	5,200	5,200
Trade name	1,000	—
Other	3,955	1,055

Intangible assets, at cost	18,225	10,725
Less – accumulated amortization	(10,655)	(9,401)

Intangible assets, net	7,570	1,324

Goodwill and intangible assets, net	$208,356	$112,075

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), the Company is required to perform an annual goodwill impairment test. The Company completed the annual impairment test based on May 31, 2004 balances and there was no impairment recognized as of that date. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of June 30, 2004, there is no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the six months ended June 30, 2004 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy Consulting	Total
Balance as of January 1, 2004 – Goodwill	$92,496	$18,255	$110,751
Balance as of January 1, 2004 – Intangibles	1,199	125	1,324

Balance as of January 1, 2004 – Total	93,695	18,380	112,075
Goodwill acquired	90,035	—	90,035
Intangibles acquired	7,500	—	7,500
Less – amortization expense	(1,240)	(14)	(1,254)

Balance as of June 30, 2004 – Total	$189,990	$18,366	$208,356

Goodwill and intangible assets:
Goodwill, net	$182,531	$18,255	$200,786
Intangible assets, net	7,459	111	7,570

Balance as of June 30, 2004 – Total	$189,990	$18,366	$208,356

The Company completed a preliminary allocation of the purchase price for the Tucker acquisition, including amounts assigned to goodwill and intangible assets and estimates of their related useful lives. The Tucker acquisition, which occurred on January 30, 2004, included $79.1 million in goodwill and $7.5 million in intangible assets as a part of the purchase price allocation. The $7.5 million in intangible assets includes assessed valuation for customer lists, employee training methodology and materials, backlog revenue, and the trade name. The Company is currently in the process of finalizing the purchase price allocation of Tucker and will make any necessary adjustments upon the completion of this process. The Company recorded $10.2 million in goodwill for the CapAdvisory acquisition, which occurred on June 4, 2004. The Company is in the process of allocating the purchase price for the CapAdvisory acquisition and will make any necessary adjustments, including amounts deemed to be intangible assets, upon the completion of this process.

During the six months ended June 30, 2004, the Company recorded an additional $0.7 million for amounts earned in 2003 related to earnout provisions of certain acquired businesses. The amounts recorded for the 2003 earnouts are revisions to amounts estimated and recorded at December 31, 2003.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2003, based on intangible assets at June 30, 2004, which includes $1.3 million recorded in the first six months ended June 30, 2004 (shown in thousands):

Year ending December 31,	Amount
2004	$2,188
2005	2,325
2006	1,867
2007	1,296
2008	1,061
Thereafter	87

Total	$8,824

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

The components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Common shares outstanding	45,875	41,961	45,585	41,895
Business combination obligations payable in shares	836	257	703	318

Basic shares	46,711	42,218	46,288	42,213
Employee stock options	1,734	2,707	2,097	2,443
Restricted shares and stock units	1,685	1,625	1,247	1,625
Contingently issuable shares	0	0	76	119

Diluted shares	50,130	46,550	49,708	46,400

As a part of certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average of these shares for the three and six months ended June 30, 2004 and 2003 is included in the basic earnings per share calculation.

In accordance with SFAS No. 128, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock units shares triggers taxable benefit proceeds that reduce the dilutive effect of such shares being issued. The taxable benefit proceeds are obtained from the spread of the Company’s market price of its common stock over the measurement prices of the stock options, restricted shares, restricted stock units and stock purchase contract shares on the date the shares vest.

For the three months ended June 30, 2004, the Company had an average of 3.7 million “in-the-money” stock options outstanding and 0.2 million anti-dilutive stock options outstanding. The weighted average exercise price of the in-the-money non-qualified stock options was approximately $5.00, compared to the $19.00 weighted average market price of the Company’s common stock. The dilutive effect of the stock options is 1.7 million shares. As of June 30, 2004, the unvested restricted shares and restricted stock units total 2.4 million. Based on the weighted average market price of the Company’s common stock for the second quarter ended June 30, 2004, the dilutive effect of these shares is 1.7 million shares.

As part of the earnout provisions for certain acquisition agreements, the Company will settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements, and the shares are included in the diluted earnings per share calculation. On April 1, 2004, the Company issued 0.1 million shares for which the contingency was satisfied.

Note 6.    Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2004 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2004	$188,758	44,922
Comprehensive income	18,013	—
Employee stock option exercises and stock purchases	6,626	560
Tax benefit on stock options exercised and restricted stock vested	3,408	—
Amortization of restricted stock/units compensation	3,897	—
Variable accounting stock-based compensation expense	187	—
Stock issued in acquisition-related transactions	20,946	510
Vesting of restricted stock to common stock	—	79

Stockholders’ equity at June 30, 2004	$241,835	46,071

The variable accounting stock-based compensation expense related to stock appreciation rights, which are recorded as a liability on the balance sheet, was $0.7 million during the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company issued 0.6 million shares for $3.6 million related to employee stock option exercises and stock purchases. Also, in lieu of a portion of the 2003 annual cash incentive payments made in the first quarter 2004, the Company issued $3.0 million of restricted shares of its common stock.

In connection with the Tucker acquisition, the Company issued 0.3 million shares of its common stock with a value of $6.0 million at closing and has obligations to issue 0.4 million shares of its common stock on January 15, 2005, and $7.5 million in shares of the Company’s common stock on January 15, 2006. In connection with the CapAdvisory acquisition, the Company issued 0.1 million shares of its common stock with a value of $1.5 million at closing and has an obligation to issue $1.0 million in shares of its common stock, in two equal installments, on July 1, 2005 and July 1, 2006.

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

Total stock-based compensation expense consisted of the following (shown in thousands):

	Three month period ended June 30,		Six month period ended June 30,
	2004	2003	2004	2003
Amortization of restricted stock awards	$1,707	$1,797	$3,897	$3,694
Fair value adjustment for variable accounting awards	289	2,730	703	2,545

Total stock-based compensation expense	$1,996	$4,527	$4,600	$6,239

Amounts attributable to employee consultants were $1.5 million and $3.0 million for the three months ended June 30, 2004 and 2003, and $3.2 million and $4.6 million for the six months ended June 30, 2004 and 2003, respectively.

The agreements for certain restricted stock awards outstanding at June 30, 2004 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

The number of awards, as of June 30, 2004, subject to variable accounting was 0.3 million, and approximately two-thirds of these awards are stock appreciation rights that expire in the second quarter of 2005. The market price of the Company’s common stock was $21.44 per share at June 30, 2004.

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

The Company expects to continue to grant restricted stock to recruit and retain consulting personnel. The value of the restricted stock grants will be measured based on the market price of the Company’s common stock at the grant date and recorded as stock-based compensation expense on a straight-line basis over the vesting periods.

In accordance with SFAS No. 148, the Company provided the following disclosures for the three and six months ended June 30, 2004 and 2003:

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” and related interpretations for its stock-based compensation plans. Accordingly, no stock based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based compensation plans.

	Three month period ended June 30,		Six month period ended June 30,
	2004	2003	2004	2003
Net income, as reported	$10,496	$4,004	$18,274	$7,510
Add back: Stock-based compensation expense included in reported net income, net of related income tax effects	1,197	2,716	2,760	3,743
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,408)	(2,987)	(3,154)	(4,267)

Pro forma net income	$10,285	$3,733	$17,880	$6,986

Earnings per share:
Basic – as reported	$0.22	$0.09	$0.39	$0.18
Basic – pro forma	$0.22	$0.09	$0.39	$0.17
Diluted – as reported	$0.21	$0.09	$0.37	$0.16
Diluted – pro forma	$0.21	$0.08	$0.36	$0.15

For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Three month period ended June 30,		Six month period ended June 30,
	2004	2003	2004	2003
Fair value of options granted	$8.13	$2.62	$8.63	$2.65
Expected volatility	63%	45%	63%	45%
Risk free interest rate	3.8%	4.5%	3.8%	4.5%
Dividend yield	—%	—%	—%	—%
Contractual or expected lives (years)	5.5	7.2	5.5	7.2

Note 8.    Restructuring Costs

During the six months ended June 30, 2004, the Company recorded a restructuring charge of $0.9 million. This included $0.3 million in restructuring costs related to office consolidations that occurred due to the acquisition of Tucker. The Company recorded an additional restructuring charge of $0.6 million for a vacated office, for which the Company had already incurred a restructuring charge, due to insolvency of the Company’s subtenant.

The activity affecting the accrual for restructuring charges during the six months ended June 30, 2004 is as follows (shown in thousands):

Balance at December 31, 2003	$1,026
Charges to operations	891
Utilized	(574)

Balance at June 30, 2004	$1,343

The $1.3 million accrued restructuring balance as of June 30, 2004 represents the excess of rental payment obligations less expected sublease receipts and the expected lease termination costs of certain office facilities under the restructuring plan.

Note 9.     Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	June 30, 2004	December 31, 2003
Billed amounts	$89,246	$53,232
Engagements in process	49,117	26,647
Allowance for uncollectible accounts	(15,621)	(11,164)

	$122,742	$68,715

Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $104.9 million for the Financial & Claims Consulting business segment and $17.8 million for the Energy Consulting business segment as of June 30, 2004, compared with $56.1 million for the Financial & Claims Consulting business segment and $12.6 million for the Energy Consulting business segment as of December 31, 2003.

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	June 30, 2004	December 31, 2003
Land and buildings	$3,563	$3,548
Furniture, fixtures, and equipment	33,478	30,318
Software	10,408	8,622
Leasehold improvements	10,725	10,054

	58,174	52,542
Less: accumulated depreciation and amortization	(33,649)	(32,584)

Property and equipment, net	$24,525	$19,958

The Company acquired property and equipment with a fair value of $0.9 million as part of the Tucker acquisition.

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	June 30, 2004	December 31, 2003
Acquisition earnout obligations	$—	$9,109
Deferred business acquisition obligations	15,342	2,678
Deferred revenue credits	10,194	4,204
Deferred rent	2,300	2,094
Other liabilities	2,846	1,606

	$30,682	$19,691

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts became payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2004, the Company paid the earnout obligations that existed at December 31, 2003.

The deferred business acquisition obligations of $15.3 million at June 30, 2004 consists of $2.2 million for the Hunter & Associates Management Services, Inc. acquisition which is payable in September 2004, $0.5 million for the Front Line Strategic Consulting, Inc. acquisition which is payable in December 2004, and $12.7 million for the Tucker acquisition which is payable in January 2005.

Note 10.    Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the six months ended June 30, 2004, as part of the purchase price for the Tucker acquisition, the Company entered into a $23.0 million deferred cash payment commitment and $15.0 million deferred stock issuance. In addition, the Company issued 0.3 million shares of its common stock with a value of $6.0 million at closing.

During the six months ended June 30, 2004, as part of the purchase price for the CapAdvisory acquisition, the Company entered into a $1.5 million deferred cash payment commitment and $1.0 million deferred stock issuance. In addition, the Company issued 0.1 million shares of its common stock with a value of $1.5 million at closing.

During the six months ended June 30, 2004, the Company recorded goodwill and acquisition earnout obligations of $0.7 million related to purchase agreement provisions of certain businesses acquired in prior years. The amounts recorded are revisions to amounts estimated and recorded at December 31, 2003.

During the six months ended June 30, 2004, the Company recorded assets and liabilities of $0.8 million related to computer software. The liability is payable in two equal installments, in May 2005 and May 2006.

For the six months ended June 30, 2004 and June 30, 2003, the Company recorded $3.9 million and $3.7 million, respectively, for deferred compensation related to restricted stock and restricted stock units.

For the six months ended June 30, 2003, the Company determined that the carrying value of certain assets used in portions of the Energy Consulting business segment were not recoverable based upon anticipated future cash flows from the assets and the Company recorded a non-cash charge to depreciation of $0.4 million to reflect the impairment of these assets.

Other Information

Total interest paid during the six months ended June 30, 2004 and 2003 was $0.5 million and $0.3 million, respectively. Total income taxes paid during the six months ended June 30, 2004 and 2003 was $10.1 million and $6.0 million, respectively.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel. Office related expenses include primarily office rent for the Company’s offices.

The acquisition and integration of Tucker, in the first quarter 2004, and CapAdvisory, in the second quarter 2004, significantly increased the Company’s consultant base and caused revenues and costs to increase compared with prior year amounts. The acquisitions of Tucker and CapAdvisory occurred on January 30, 2004 and June 4, 2004, respectively, and, as such, the income statement for the six months ended June 30, 2004 includes five months of results for Tucker and one month of results for CapAdvisory. The acquisitions of Tucker and CapAdvisory also contributed to the Company borrowing under its unsecured revolving line of credit agreement. The Company anticipates borrowing under this unsecured revolving line of credit agreement for most of the remainder of 2004 and at various points during the 2005 calendar year.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues before reimbursements:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	14.1	16.6	12.7	15.9

Total revenues	114.1%	116.6%	112.7%	115.9%
Cost of services before reimbursable expenses	58.4	55.9	57.8	57.9
Reimbursable expenses	14.1	16.6	12.7	15.9

Total cost of services	72.5	72.5	70.5	73.8
Stock-based compensation expense	1.8	6.5	2.3	4.7
General and administrative expenses	20.0	24.0	20.9	24.4
Depreciation expense	2.0	3.3	2.0	3.0
Amortization expense	0.6	0.7	0.6	0.7
Restructuring costs	—	—	0.4	—
Litigation and settlements	0.4	—	0.2	—

Operating income	16.8	9.6	15.8	9.3
Other income (expense), net	(0.5)	(0.1)	(0.5)	0.1

Income before income taxes	16.3	9.5	15.3	9.4
Income tax expense	6.6	3.8	6.2	3.8

Net income	9.7%	5.7%	9.1%	5.6%

2004 Compared to 2003 – For the three and six months period ended June 30.

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $108.5 million and $200.9 million for the three and six months ended June 30, 2004, respectively, compared to $69.9 million and $133.9 million for the corresponding periods in 2003, which represent increases in revenues before reimbursements of 55 percent and 50 percent, respectively.

Revenues before reimbursements for the three and six months ended June 30, 2004 increased as a result of higher employee headcount, an improvement in consultant utilization and pricing mix. The number of consultants as of June 30, 2004 was 1,338 compared with 943 as of June 30, 2003. This is an increase of 395 consultants, primarily reflecting the addition of 279 consultants through the Tucker and CapAdvisory acquisitions. The remaining consultant headcount increase was a result of the Company’s ongoing recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had the largest impacts. Consultant utilization was 75 percent for the three months ended June 30, 2004, which equaled consultant utilization for the same period in 2003. For the six months ended June 30, 2004, the consultant utilization rate was 76 percent compared to 74 percent for the six month period in 2003. The improvement in utilization was a function of an increase in client engagement activities. The Company’s improved pricing mix accounted for the final portion of the revenues increase.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $63.4 million and $116.1 million for the three and six months ended June 30, 2004, respectively, compared to $39.1 million and $77.5 million for the corresponding periods in 2003, which represent increases in cost of services before reimbursable expenses of 62 percent and 50 percent, respectively.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. Additionally, the Company’s business model rewards employees with incentive compensation, which is generally derived as a percentage of profitability. The increase in the Company’s profits and the associated resulting increase in the incentive compensation expense is a secondary, but significant, factor in the increase in cost of services before reimbursable expenses for the three and six months ended June 30, 2004, when compared to the corresponding periods of 2003.

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

Stock-based compensation expense was $2.0 million and $4.6 million for the three and six months ended June 30, 2004, respectively, compared to $4.5 million and $6.2 million for the corresponding periods in 2003. At June 30, 2004, the Company’s common stock price was $21.44, which was an increase of $1.21 and $2.58 for the three and six months ended June 30, 2004, respectively. Accordingly, the Company recorded stock-based compensation expense of $0.3 million and $0.7 million for the three and six months ended June 30 2004, respectively, to reflect the market valuation of variable accounting awards. Stock-based compensation expense for variable accounting awards was $2.7 million and $2.5 million for the comparable periods in 2003.

The number of awards, as of June 30, 2004 subject to variable accounting, was 0.3 million and approximately two-thirds of these awards are stock appreciation rights that expire in the second quarter of 2005. The agreements for certain restricted stock awards outstanding at June 30, 2004 contain provisions that allow for an acceleration of vesting, if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, allowance for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $5.0 million (or 30 percent) and $9.2 million (or 28 percent) for the three and six months ended June 30, 2004, respectively, to $21.7 million and $41.9 million, respectively, from $16.7 million and $32.7 million, for the three and six months ended June 30, 2003, respectively. The increase in expenses is primarily due to several factors, including the acquisition of Tucker and CapAdvisory, as well as the hiring of additional consulting personnel. Increases in administrative headcount to support the additional consulting personnel contributed to an increase in total administrative payroll and benefit costs. The balance is generally attributable to facilities acquired from Tucker, other general and administrative costs associated with the support infrastructure of the larger Company and other costs incurred to facilitate the integration of the acquisitions.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets derived from the purchase price allocation of certain business acquisitions. Amortization recorded for intangible assets includes covenants-not-to-compete, customer lists, and trade names.

For the three and six months ended June 30, 2004, amortization expense was $0.6 million and $1.3 million, respectively, compared to $0.5 million and $1.0 million for the corresponding periods in 2003. The increase in amortization is primarily due to the amortization of intangible assets acquired as part of the Tucker acquisition. The amortization recorded was based on a preliminary allocation of the purchase price to goodwill and identifiable intangible assets, which are amortized over their related estimated useful lives. The Tucker acquisition, which occurred on January 30, 2004, included $79.1 million in goodwill and $7.5 million in intangible assets. The Company is currently in the process of completing the purchase price allocation related to the Tucker acquisition. The Company acquired CapAdvisory on June 4, 2004 and is in the process of allocating the purchase price. The Company will make any necessary adjustments, including amounts deemed to be intangible assets, upon the completion of this process.

Restructuring costs. During the six months ended June 30, 2004, the Company recorded a restructuring charge of $0.9 million. This included $0.3 million in restructuring costs related to office consolidations that occurred due to the acquisition of Tucker. The Company recorded an additional restructuring charge of $0.6 million for a vacated office, for which the Company had already incurred a restructuring charge, due to insolvency of the Company’s subtenant.

Human Capital Resources

The Company had 1,338 billable consultants as of June 30, 2004, compared to 959 as of December 31, 2003. This increase in headcount of 379 consultants is comprised of 230 consultants added in the Tucker acquisition, 49 consultants added in the CapAdvisory acquisition, and an additional 100 consultants, net of attrition, hired through ongoing recruiting efforts.

Liquidity and Capital Resources

Summary

The Company had approximately $7.3 million in cash and cash equivalents at June 30, 2004, compared to $38.4 million at December 31, 2003. The Company’s cash equivalents were limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, at June 30, 2004 was $16.7 million, compared to $51.9 million at December 31, 2003.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 82 days at June 30, 2004, compared to 72 days at December 31, 2003. Revenues for the second quarter of 2004 increased by 52 percent, compared with 2003 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 74 percent, to $112.5 million at June 30, 2004, from $64.5 million at December 31, 2003.

Cash Flow

Net cash used in operating activities was $7.0 million for the six months ended June 30, 2004. The Company’s net income was $18.3 million, which included $5.3 million of depreciation and amortization, and $4.6 million of stock-based compensation expense. The primary factor affecting the Company’s net operating cash flow was a $54.1 million increase in accounts receivable resulting primarily from the recent revenue increases. The Company expects the recent revenue increases, some of which relates to the Tucker and CapAdvisory acquisitions, to be realized in cash in subsequent months. The Company typically experiences a decrease in its DSO at year-end. The timing of cash collections from clients and other normal operating disbursements, some of which are cyclical, may cause variations in the cash operating activities from period to period.

Net cash used in investing activities was $69.8 million for the six months ended June 30, 2004. The Company paid $52.1 million for acquisition-related transactions in the six months ended June 30, 2004, of which $45.6 million and $6.5 million related to the purchase price paid at closing for the acquisitions of Tucker and CapAdvisory, respectively. The Company also paid $10.3 million related to businesses acquired prior to 2004. In addition, the Company expended $6.8 million for capital spending, which was predominantly related to furnishing its facilities and leasehold improvements in certain offices.

Net cash provided by financing activities was $45.6 million for the six months ended June 30, 2004. As of June 30, 2004, the Company had $42.0 million in bank borrowings under its line of credit. It was necessary for the Company to finance certain obligations, primarily due to the Tucker and CapAdvisory acquisitions, by utilizing the line of credit facility. The Company also received cash of $3.6 million from transactions related to stock option exercises and stock purchases by its employees.

Debt, Commitments, and Capital

As of June 30, 2004, the Company maintained an unsecured revolving line of credit agreement for $150.0 million. In December 2003, the Company amended its revolving line of credit agreement to increase the line from $75.0 million to $150.0 million. In addition, Harris Trust and Savings Bank and Fifth Third Bank – Chicago joined the existing bank group of LaSalle Bank, N.A., a subsidiary of ABN AMRO Bank N.V., and U.S. Bank. There were no other substantive changes in the terms and conditions in the amendment. The line of credit amendment was made to give the Company more financial flexibility to pursue selective acquisitions and support growth.

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

The Company complied with the terms of its credit agreement as of June 30, 2004 and December 31, 2003. As of June 30, 2004, the Company had a $42.0 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding as of December 31, 2003.

As of June 30, 2004, the Company had a total of $44.7 million in deferred business acquisition obligations payable in cash and its common stock. As of June 30, 2004, the Company also had a $2.1 million cash obligation related to the Management Stock Purchase Plan (“MSPP”) agreements. In addition to the purchase price obligation for the Tucker acquisition, the Company assumed a number of operating leases from Tucker, particularly related to office rentals. As of June 30, 2004, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of June 30, 2004 and the scheduled years of payments (shown in thousands):

	2004	2005 to 2007	Thereafter	Total
Deferred business acquisition obligations	3,750	40,933	—	44,683
Cash obligations under MSPP agreements	1,088	1,061	—	2,149
Lease commitments	8,519	43,813	24,503	76,835

	$13,357	$85,807	$24,503	$123,667

On July 1, 2004, the Company paid $1.1 million cash, related to the third of four installments due under the MSPP obligations.

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

As of June 30, 2004, the Company’s investments were limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal fund rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Based on the line of credit balance as of June 30, 2004, a substantial rise in interest would not have a material effect on the Company’s financial position and operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, in November 2000 the Company was served with a lawsuit filed by two former officers of the Company, Stephen J. Denari and Charles A. Demirjian. As amended, the complaint named as defendants the Company, two of its Directors, one of its former Directors, and its independent accountants, KPMG LLP. The lawsuit sought compensatory and punitive damages from the defendants based on various legal theories, including defamation. In June 2004 the Company and the other defendants agreed to settle this and all other litigation with Mr. Denari and Mr. Demirjian for $1,164,000. The Company recorded $0.4 million as its share of the settlement during the quarter ended June 30, 2004 to reflect this settlement.

From time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the six months ended June 30, 2004, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Purchaser or “Recipient”	Consideration	Exemption Claimed
January 31, 2004	Common Stock	301,104	Tucker Alan, Inc.	Substantially all of the assets of Tucker Alan, Inc.	Section 4(2)

April 1, 2004	Common Stock	80,036	Keevan Consulting Group, LLC	Substantially all of the assets of Keevan Consulting Group, LLC (b)	Section 4(2)

April 1, 2004	Common Stock	37,548	Barrington Energy Partners, LLC	Substantially all of the assets of Barrington Energy Partners, LLC (b)	Section 4(2)

April 1, 2004	Common Stock	13,820	GCR, LLC	Substantially all of the assets of GCR, LLC (b)	Section 4(2)

April 1, 2004	Common Stock	653	T.A. Carlson & Company, Inc.	Substantially all of the assets of T.A Carlson & Company, Inc. (b)	Section 4(2)

June 4, 2004	Common Stock	76,492	Capital Advisory Services, LLC	Substantially all of the assets of Capital Advisory Services, LLC	Section 4(2)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

(b)	Amounts are related to provisions for additional purchase price payments associated with the attainment of certain performance targets.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.    The following exhibits are filed with the Form 10-Q:

Exhibit 31.1 – Rule 13a - 14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2 – Rule 13a - 14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32 – Section 1350 Certifications

(b) Reports on Form 8-K.    The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2004:

(1) A Form 8-K dated April 20, 2004, furnishing under Items 7 and 12 of Form 8-K the Company’s press release announcing the Company’s first quarter results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

Date: August 4, 2004