Form 10-Q
period 2004-09-30
NAVIGANT CONSULTING INC
filed 2004-11-08
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended September 30, 2004

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

As of November 5, 2004, 47.7 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2004

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,860	$38,402
Accounts receivable, net	121,347	68,715
Prepaid expenses and other current assets	7,008	5,741
Deferred income taxes	6,113	3,805

Total current assets	150,328	116,663
Property and equipment, net	27,173	19,958
Goodwill and intangible assets, net	209,860	112,075
Deferred income taxes, non-current	2,547	4,326
Other assets	1,248	2,294

Total assets	$391,156	$255,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$18,000	$—
Accounts payable and accrued liabilities	13,518	7,015
Accrued compensation-related costs	53,314	35,552
Income taxes payable	325	2,539
Other current liabilities	31,335	19,691

Total current liabilities	116,492	64,797
Non-current liabilities	11,005	1,761

Total liabilities	127,497	66,558

Stockholders’ equity:
Common stock	52	51
Preferred stock	—	—
Additional paid-in capital	435,654	398,699
Deferred stock issuance, net	14,273	4,375
Deferred compensation—restricted stock, net	(9,940)	(4,917)
Treasury stock	(64,033)	(68,100)
Accumulated deficit	(112,419)	(141,645)
Accumulated other comprehensive income	72	295

Total stockholders’ equity	263,659	188,758

Total liabilities and stockholders’ equity	$391,156	$255,316

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended September 30,
	2004	2003
Revenues before reimbursements	$111,183	$70,807
Reimbursements	15,106	10,569

Total revenues	126,289	81,376
Cost of services before reimbursable expenses	64,892	40,326
Reimbursable expenses	15,106	10,569

Total cost of services	79,998	50,895
Stock-based compensation expense	2,285	1,860
General and administrative expenses	21,508	15,890
Depreciation expense	2,149	1,642
Amortization expense	1,118	495
Restructuring costs	200	—

Operating income	19,031	10,594
Other income (expense), net	(451)	87

Income before income taxes	18,580	10,681
Income tax expense	7,628	4,559

Net income	$10,952	$6,122

Basic net income per share	$0.23	$0.14
Shares used in computing basic net income per share	47,779	43,795
Diluted net income per share	$0.22	$0.13
Shares used in computing diluted net income per share	50,656	47,330
Comprehensive income:
Net income	$10,952	$6,122
Foreign currency translation adjustment	38	(93)

Comprehensive income	$10,990	$6,029

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the nine months ended September 30,
	2004	2003
Revenues before reimbursements	$312,107	$204,713
Reimbursements	40,706	31,876

Total revenues	352,813	236,589
Cost of services before reimbursable expenses	180,998	117,838
Reimbursable expenses	40,706	31,876

Total cost of services	221,704	149,714
Stock-based compensation expense	6,885	8,099
General and administrative expenses	63,402	48,553
Depreciation expense	6,198	5,634
Amortization expense	2,372	1,485
Restructuring costs	1,091	—
Litigation and settlements	385	—

Operating income	50,776	23,104
Other income (expense), net	(1,355)	189

Income before income taxes	49,421	23,293
Income tax expense	20,195	9,661

Net income	$29,226	$13,632

Basic net income per share	$0.62	$0.32
Shares used in computing basic net income per share	46,785	42,740
Diluted net income per share	$0.58	$0.29
Shares used in computing diluted net income per share	50,024	46,710
Comprehensive income:
Net income	$29,226	$13,632
Foreign currency translation adjustment	(223)	44

Comprehensive income	$29,003	$13,676

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$29,226	$13,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,198	5,634
Amortization expense	2,372	1,485
Stock-based compensation expense	6,885	8,099
Tax benefit of issuances of common stock	9,152	7,608
Accretion of consultants’ non-solicitation agreements	1,339	1,354
Payments related to consultants’ non-solicitation agreements	(1,064)	(1,290)
Amortization of discount on deferred obligations	749	—
Deferred income taxes	(529)	1,285
Changes in assets and liabilities, net effect after acquisitions:
Accounts receivable	(52,806)	(12,364)
Prepaid expenses and other current assets	(1,118)	(387)
Accounts payable and accrued liabilities	5,289	(2,280)
Accrued compensation-related costs	20,199	12,400
Income taxes payable	(2,214)	(5,480)
Other current liabilities	8,075	(1,601)

Net cash provided by operating activities	31,753	28,095
Cash flows from investing activities:
Purchases of property and equipment	(11,639)	(6,766)
Acquisition of businesses, net of cash acquired	(53,303)	(280)
Payment of acquisition liabilities	(12,834)	(8,816)
Payment of notes payable related to acquisition	—	(1,500)
Other, net	(201)	(52)

Net cash used in investing activities	(77,977)	(17,414)
Cash flows from financing activities:
Issuances of common stock	5,682	6,488
Stock repurchases	—	(6,081)
Borrowings from banks, net	18,000	(6,500)

Net cash provided by (used in) financing activities	23,682	(6,093)

Net increase (decrease) in cash and cash equivalents	(22,542)	4,588
Cash and cash equivalents at beginning of the period	38,402	8,109

Cash and cash equivalents at end of the period	$15,860	$12,697

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Navigant Consulting, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for these interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2003 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 9, 2004.

Note 2. Acquisitions

On January 30, 2004, the Company acquired substantially all of the assets of Tucker Alan, Inc. (“Tucker”) for $89.5 million, which consisted of payments at closing of $45.6 million cash and 0.3 million shares of its common stock, valued at $6.0 million at closing, and $37.9 million payable in two installments of cash and the Company’s common stock within the first two years following the closing date of the transaction. In connection with the Tucker acquisition, the Company acquired tangible assets of $1.3 million. The Tucker acquisition included 230 consulting professionals active primarily in the litigation, construction and healthcare practices. The Company acquired Tucker to strengthen its national platform in these practices. Tucker has a significant presence in the western region of the United States that complements the Company’s other geographic regions. Tucker’s service offerings and industry expertise are also complementary to those of the Company.

On June 4, 2004, the Company acquired substantially all of the assets of Capital Advisory Services, LLC (“CapAdvisory”) for $10.5 million, which consisted of payments at closing of $6.5 million cash and 0.1 million shares of its common stock, valued at $1.5 million at closing, and $2.5 million payable in two installments of cash and the Company’s common stock in the first two years following the closing date of the transaction. The CapAdvisory acquisition included 49 consulting professionals who complement the Company’s financial services practice and primarily provide financial and accounting consulting services. The Company acquired CapAdvisory to expand the Company’s service offerings within the financial services industry.

On August 31, 2004, the Company acquired substantially all of the assets of Invalesco Group, Inc. (“Invalesco”) for $2.5 million, which consisted of payments at closing of $1.2 million cash and 0.04 million shares of its common stock, valued at $0.8 million at closing, and $0.5 million payable in cash on the first anniversary of the closing date of the transaction. The Invalesco acquisition included 14 consulting professionals who complement the Company’s healthcare practice and primarily provide services to hospitals and healthcare providers. The Company acquired Invalesco to expand the Company’s service offerings within the healthcare industry.

The Tucker, CapAdvisory and Invalesco acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the acquisition dates.

The Company is not required to furnish pro forma financial information relating to the CapAdvisory and Invalesco acquisitions, because such information is not material. The pro forma financial information related to Tucker is presented below.

Pro Forma Information

The following unaudited pro forma financial information (shown in thousands, except diluted net income per share) for the three and nine months ended September 30, 2004 and 2003 presents the combined financial information as if the acquisition of Tucker had been effective as of January 1, 2003. The unaudited pro forma financial information includes adjustments to Tucker’s operating results as if Tucker had been included in the Company’s operating results. The adjustments consist of amortization expense for intangible assets with finite lives, reduction of revenues and expenses for certain projects not acquired as part of the Tucker acquisition, incentive compensation cost adjustments as if Tucker’s employees were compensated under the Company’s incentive compensation model, interest amortization adjustments and income tax expense adjustments as if Tucker had been included in the Company’s income tax return. As a S corporation, Tucker paid all excess cash flow in the form of incentive compensation and had not been required to pay Federal and State income taxes. In addition, the number of shares used in computing diluted net income per share for this unaudited pro forma financial information was adjusted as if the shares issued in the Tucker acquisition had been issued effective January 1, 2003.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Total revenues	$126,289	$95,080	$358,200	$278,668
Total cost of services	79,998	57,401	224,936	170,208
Stock-based compensation expense	2,285	1,860	6,885	8,099
General and administrative expenses	21,508	20,435	64,418	60,955
Depreciation expense	2,149	1,794	6,233	6,078
Amortization expense	1,118	1,070	2,548	3,210
Restructuring costs	200	—	1,091	—
Litigation and settlements	—	—	385	—
Other (expense)	(451)	(168)	(1,445)	(588)
Income tax expense	7,628	5,252	20,543	12,248

Net income	$10,952	$7,100	$29,716	$17,282

Diluted net income per share	$0.22	$0.15	$0.58	$0.36

Note 3. Segment Information

The Company is comprised of and reports on the basis of two business segments: Financial & Claims Consulting and Energy Consulting. The Financial & Claims Consulting business segment provides consulting and advisory services to clients facing the challenges of dispute, litigation, bankruptcy, regulation and change. Its services include analyzing complex accounting, finance, economic, operations, and information management issues. The Energy Consulting business segment provides a wide range of management consulting services to companies facing the challenges of the deregulating energy industries. Its services include regulatory advisement, operations support, financial transaction support, strategy development, and technical analysis.

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The basis of measurement of segment operating results is consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the three and nine months ended September 30, 2004 and 2003 have been summarized as follows (shown in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Financial & Claims Consulting	$110,821	$62,558	$305,041	$181,427
Energy Consulting	15,468	18,818	47,772	55,162

Combined segment revenues	$126,289	$81,376	$352,813	$236,589

Operating profit:
Financial & Claims Consulting	$22,296	$12,183	$59,581	$34,466
Energy Consulting	2,487	2,408	8,126	3,856

Combined segment operating profit	$24,783	$14,591	$67,707	$38,322

Operating Profit and Statement of Income reconciliation:
Unallocated:
Depreciation expense	$2,149	$1,642	$6,198	$5,634
Amortization expense	1,118	495	2,372	1,485
Stock-based compensation expense	2,285	1,860	6,885	8,099
Restructuring costs	200	—	1,091	—
Litigation and settlement provisions	—	—	385	—
Other expense (income)	451	(87)	1,355	(189)

Sub-total	6,203	3,910	18,286	15,029

Income before income taxes	$18,580	$10,681	$49,421	$23,293

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain operating expenses, which relate to general and administrative expenses, were allocated to operating segments based on revenues. For comparative purposes, certain operating expenses, which primarily relate to operating segments, have been excluded from the segment operating profit amounts and included in the unallocated costs. Total Energy Consulting revenues for the nine months ended September 30, 2003 includes $11.7 million for The City of Vernon project (RMI-US, Inc.) and the Water practice (Bookman-Edmonston, Inc.). The Company sold the Water practice in September 2003 and ended the City of Vernon contract in December 2003.

For segment reporting purposes, the Tucker, CapAdvisory, and Invalesco acquisitions are included as part of Financial & Claims Consulting. See pro forma information related to Tucker in Note 2, “Acquisitions.”

Note 4. Goodwill and Intangible Assets, Net

Goodwill and other intangible assets consisted of (shown in thousands):

	September 30, 2004	December 31, 2003
Goodwill	$203,220	$116,176
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	197,795	110,751
Intangible assets:
Customer lists	12,191	4,470
Non-compete agreements	6,100	5,200
Trade name	1,000	—
Other	4,547	1,055

Intangible assets, at cost	23,838	10,725
Less – accumulated amortization	(11,773)	(9,401)

Intangible assets, net	12,065	1,324

Goodwill and intangible assets, net	$209,860	$112,075

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), the Company is required to perform an annual goodwill impairment test. The Company completed the annual impairment test based on May 31, 2004 balances and there was no impairment recognized as of that date. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of September 30, 2004, there was no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives, which range from three months to five years.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the nine months ended September 30, 2004 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy Consulting	Total
Balance as of January 1, 2004 – Goodwill	$92,496	$18,255	$110,751
Balance as of January 1, 2004 – Intangibles	1,199	125	1,324

Balance as of January 1, 2004 – Total	93,695	18,380	112,075
Goodwill acquired	87,044	—	87,044
Intangibles acquired	13,113	—	13,113
Less – amortization expense	(2,351)	(21)	(2,372)

Balance as of September 30, 2004 – Total	$191,501	$18,359	$209,860

Goodwill and intangible assets:
Goodwill, net	$179,540	$18,255	$197,795
Intangible assets, net	11,961	104	12,065

Balance as of September 30, 2004 – Total	$191,501	$18,359	$209,860

For the businesses acquired during the nine months ended September 30, 2004, the Company completed preliminary purchase price allocations, including amounts assigned to goodwill and intangible assets and estimates of their related useful lives. The Tucker acquisition, which occurred on January 30, 2004, included $77.9 million in goodwill and $8.9 million in intangible assets as a part of the purchase price allocation. The $8.9 million intangible assets included assessed valuation for customer lists, employee training methodology and materials, employee non-competition agreements, backlog revenue, and the trade name. The Company recorded

$6.3 million in goodwill and $4.0 million in intangible assets, which included assessed valuation for customer lists and backlog revenue, as part of the purchase price allocation for the CapAdvisory acquisition, which occurred on June 4, 2004. The Company recorded $2.2 million in goodwill and $0.2 million in intangible assets, which included assessed valuation for customer lists and backlog revenue, as part of the purchase price allocation for the Invalesco acquisition, which occurred on August 31, 2004. The Company is currently in the process of finalizing the purchase price allocation of the discussed acquisitions and will make any necessary adjustments upon the completion of this process.

During the nine months ended September 30, 2004, the Company recorded an additional $0.7 million for amounts earned in 2003 related to earnout provisions of certain acquired businesses. The amounts recorded for the 2003 earnouts are revisions to amounts estimated and recorded at December 31, 2003.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2003, based on intangible assets at September 30, 2004, which includes $2.4 million recorded in the nine months ended September 30, 2004 (shown in thousands):

Year ending December 31,	Amount
2004	$3,518
2005	3,449
2006	2,902
2007	2,313
2008	1,872
Thereafter	383

Total	$14,437

Note 5. Earnings per share (EPS)

Basic income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period.

The components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Common shares outstanding	46,951	43,658	46,041	42,482
Business combination obligations payable in shares	828	137	744	258

Basic shares	47,779	43,795	46,785	42,740
Employee stock options	1,543	1,809	1,912	1,314
Restricted shares and restricted stock units	1,334	1,726	1,276	2,577
Contingently issuable shares	0	0	51	79

Diluted shares	50,656	47,330	50,024	46,710

As a part of certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average of these shares for the three and nine months ended September 30, 2004 and 2003 is included in the basic earnings per share calculations.

In accordance with SFAS No. 128, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock units triggers taxable benefit proceeds that reduce the dilutive effect of such shares being issued. The taxable benefit proceeds are obtained from the spread of the Company’s market price of its common stock over the measurement prices of the stock options, restricted shares, restricted stock units and stock purchase contract shares on the dates the shares vest.

For the three months ended September 30, 2004, the Company had an average of 3.3 million “in-the-money” stock options outstanding and 0.2 million anti-dilutive stock options outstanding. The weighted average exercise price of the “in-the-money” stock options was approximately $5.00, compared to the $20.00 weighted average market price of the Company’s common stock. The dilutive effect of the stock options is 1.5 million shares. As of September 30, 2004, the unvested restricted shares and restricted stock units totaled 1.7 million. Based on the weighted average market price of the Company’s common stock for the third quarter ended September 30, 2004, the dilutive effect of these shares is 1.3 million shares.

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

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2004 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2004	$188,758	44,922
Comprehensive income	29,003	—
Employee stock option exercises and stock purchases	8,715	928
Tax benefit on stock options exercised and restricted stock vested	9,152	—
Amortization of restricted stock/units compensation	5,771	—
Variable accounting stock-based compensation expense	532	—
Stock issued in acquisition-related transactions	21,728	606
Vesting of restricted stock to common stock	—	860

Stockholders’ equity at September 30, 2004	$263,659	47,316

The variable accounting stock-based compensation expense related to stock appreciation rights, which are recorded as a liability on the balance sheet, was $1.1 million during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company issued 0.9 million shares for $5.7 million related to employee stock option exercises and stock purchases. Also, in lieu of a portion of the 2003 annual cash incentive payments made in the first quarter 2004, the Company issued $0.2 million restricted shares of its common stock for $3.0 million. During the nine months ended September 30, 2004, the Company granted 0.3 million shares of restricted shares of its common stock, valued at $6.6 million at grant date, and the amounts are included in deferred compensation and paid-in capital. The grants were related to the recruitment and retention of consultants.

In connection with the Tucker acquisition, the Company issued 0.3 million shares of its common stock with a value of $6.0 million at closing and has obligations to issue 0.4 million shares of its common stock on January 15, 2005 and $7.5 million in shares of the Company’s common stock on January 15, 2006. In connection with the CapAdvisory acquisition, the Company issued 0.1 million shares of its common stock with a value of $1.5 million at closing and has an obligation to issue $1.0 million in shares of its common stock, in two equal installments, on July 1, 2005 and July 1, 2006. In connection with the Invalesco acquisition, the Company issued 0.04 million shares of its common stock with a value of $0.8 million at closing.

Note 7. Stock-based Compensation Expense

Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term for the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Total stock-based compensation expense consisted of the following (shown in thousands):

	Three month period ended September 30,		Nine month period ended September 30,
	2004	2003	2004	2003
Amortization of restricted stock awards	$1,874	$1,598	$5,771	$5,292
Fair value adjustment for variable accounting awards	411	262	1,114	2,807

Total stock-based compensation expense	$2,285	$1,860	$6,885	$8,099

Amounts attributable to employee consultants were $1.7 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively, and $4.8 million and $6.1 million for the nine months ended September 30, 2004 and 2003, respectively.

Agreements for certain restricted stock awards outstanding at September 30, 2004 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

The number of awards subject to variable accounting was 0.2 million as of September 30, 2004, and approximately two-thirds of these awards are stock appreciation rights that expire in the second quarter of 2005. As of September 30, 2004, the market price of the Company’s common stock was $21.96 per share and the weighted average grant price of the awards was $4.90.

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

In accordance with SFAS No. 148, the Company provided the following disclosures for the three and nine months ended September 30, 2004 and 2003:

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed under Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” and related interpretations, for its stock-based compensation plans. Accordingly, no stock based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based compensation plans.

	Three month period ended September 30,		Nine month period ended September 30,
	2004	2003	2004	2003
Net income, as reported	$10,952	$6,122	$29,226	$13,632
Add back: Stock-based compensation expense included in reported net income, net of related income tax effects	1,348	1,116	4,062	4,859
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,491)	(1,389)	(4,645)	(5,656)

Pro forma net income	$10,809	$5,849	$28,643	$12,835

Earnings per share:
Basic – as reported	$0.23	$0.14	$0.62	$0.32
Basic – pro forma	$0.23	$0.13	$0.61	$0.30
Diluted – as reported	$0.22	$0.13	$0.58	$0.29
Diluted – pro forma	$0.21	$0.12	$0.57	$0.27

For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average fair value of options granted and the weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	Three month period ended September 30,		Nine month period ended September 30,
	2004	2003	2004	2003
Fair value of options granted	$7.59	$2.51	$8.13	$2.62
Expected volatility	61%	52%	61%	52%
Risk free interest rate	3.4%	4.0%	3.4%	4.0%
Dividend yield	—%	—%	—%	—%
Contractual or expected lives (years)	5.2	7.0	5.2	7.0

Note 8. Restructuring Costs

During the nine months ended September 30, 2004, the Company recorded a restructuring charge of $1.1 million. A charge of $0.9 million was recorded for additional costs to be incurred for existing offices undergoing consolidation. In addition, the Company recorded $0.2 million, as a result of the Tucker acquisition, for newly identified cost of duplicate facilities.

The activity affecting the accrual for restructuring charges during the nine months ended September 30, 2004 is as follows (shown in thousands):

Balance at December 31, 2003	$1,026
Charges to operations	1,091
Utilized	(902)

Balance at September 30, 2004	$1,215

The $1.2 million accrued restructuring balance as of September 30, 2004 represents the excess of rental payment obligations less estimated sublease receipts and the expected lease termination costs of certain office facilities under the restructuring plan.

Note 9. Supplemental Consolidated Balance Sheet Information

Accounts Receivable, Net:

The components of accounts receivable were as follows (shown in thousands):

	September 30, 2004	December 31, 2003
Billed amounts	$84,625	$53,232
Engagements in process	53,424	26,647
Allowance for uncollectible accounts	(16,702)	(11,164)

	$121,347	$68,715

Engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $104.0 million for the Financial & Claims Consulting business segment and $17.3 million for the Energy Consulting business segment as of September 30, 2004, compared with $56.1 million for the Financial & Claims Consulting business segment and $12.6 million for the Energy Consulting business segment as of December 31, 2003.

Property and Equipment, Net:

Property and equipment were as follows (shown in thousands):

	September 30, 2004	December 31, 2003
Land and buildings	$3,563	$3,548
Furniture, fixtures and equipment	35,356	30,318
Software	11,438	8,622
Leasehold improvements	12,287	10,054

	62,644	52,542
Less: accumulated depreciation and amortization	(35,471)	(32,584)

Property and equipment, net	$27,173	$19,958

The Company acquired property and equipment with a fair value of $0.9 million as part of the Tucker acquisition.

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	September 30, 2004	December 31, 2003
Acquisition earnout obligations	$—	$9,109
Deferred business acquisition obligations	14,519	2,678
Deferred revenue credits	11,200	4,204
Deferred rent	2,335	2,094
Other liabilities	3,281	1,606

	$31,335	$19,691

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts became payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2004, the Company paid the earnout obligations that existed at December 31, 2003.

The deferred business acquisition obligations of $14.5 million at September 30, 2004 consists of $0.5 million for the Front Line Strategic Consulting, Inc. acquisition which is payable in December 2004, $12.8 million for the Tucker acquisition which is payable in January 2005, $0.7 million for the Cap Advisory acquisition which is payable in July 2005, and $0.5 million for the Invalesco acquisition which is payable in August 2005. These amounts have been discounted to net present value.

Deferred revenue credits represent balances of advanced billings, by the Company to the client, that have not been performed and earned.

Note 10. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the nine months ended September 30, 2004, as part of the purchase price agreements for acquired businesses, the Company entered into a $25.0 million deferred cash payment commitment and $16.0 million deferred stock issuance. In addition, the Company issued 0.4 million shares of its common stock with a value of $8.3 million at closing.

During the nine months ended September 30, 2004, the Company recorded goodwill and acquisition earnout obligations of $0.7 million related to purchase agreement provisions of certain businesses acquired in prior years. The amounts recorded are revisions to amounts estimated and recorded at December 31, 2003.

During the nine months ended September 30, 2004, the Company recorded assets and liabilities of $0.8 million related to computer software. The liability is payable in two equal installments, in May 2005 and May 2006.

For the nine months ended September 30, 2004 and September 30, 2003, the Company recorded $5.8 million and $5.3 million, respectively, for deferred compensation related to restricted stock and restricted stock units.

For the nine months ended September 30, 2003, the Company determined that the carrying value of certain assets used in portions of the Energy Consulting business segment were not recoverable based upon anticipated future cash flows from the assets and the Company recorded a non-cash charge to depreciation of $0.4 million to reflect the impairment of these assets.

Other Information

Total interest paid during the nine months ended September 30, 2004 and 2003 was $0.9 million and $0.4 million, respectively. Total income taxes paid during the nine months ended September 30, 2004 and 2003 was $14.1 million and $7.2 million, respectively.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

The acquisition and integration of Tucker in the first quarter 2004, CapAdvisory in the second quarter 2004, and Invalesco in the third quarter 2004, significantly increased the Company’s consultant base and caused revenues and costs to increase compared with prior year amounts. The acquisitions of Tucker, CapAdvisory and Invalesco occurred on January 30, 2004, June 4, 2004, and August 31, 2004, respectively. The acquisitions were accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the respective acquisition dates. The acquisitions contributed to the Company borrowing under its unsecured revolving line of credit agreement. The Company expects to pay down the line of credit balance outstanding at September 30, 2004, by year-end, but anticipates borrowing under this unsecured revolving line of credit agreement in the first quarter 2005 to pay for acquisition obligations and the annual employee incentive compensation.

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

Determination of Accounts Receivable Realization

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data as a percentage of revenues before reimbursements:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	13.6	14.9	13.0	15.6

Total revenues	113.6%	114.9%	113.0%	115.6%
Cost of services before reimbursable expenses	58.4	57.0	58.0	57.6
Reimbursable expenses	13.6	14.9	13.0	15.6

Total cost of services	72.0	71.9	71.0	73.2
Stock-based compensation expense	2.1	2.6	2.2	4.0
General and administrative expenses	19.3	22.4	20.3	23.7
Depreciation expense	1.9	2.3	2.0	2.8
Amortization expense	1.0	0.7	0.8	0.7
Restructuring costs	0.2	—	0.3	—
Litigation and settlements	—	—	0.1	—

Operating income	17.1	15.0	16.3	11.2
Other income (expense), net	(0.4)	0.1	(0.5)	0.1

Income before income taxes	16.7	15.1	15.8	11.3
Income tax expense	6.8	6.4	6.5	4.7

Net income	9.9%	8.7%	9.3%	6.6%

2004 Compared to 2003 – For the three and nine months ended September 30.

Revenues before Reimbursements. Revenues before reimbursements were $111.2 million and $312.1 million for the three and nine months ended September 30, 2004, respectively, compared to $70.8 million and $204.7 million for the corresponding periods in 2003, which represent increases in revenues before reimbursements of 57 percent and 52 percent, respectively.

Revenues before reimbursements for the three and nine months ended September 30, 2004 increased primarily as a result of higher employee headcount. Improvement in consultant utilization and pricing mix were also factors in the increase of revenues before reimbursements. The number of consultants as of September 30, 2004 was 1,504, compared with 913 as of September 30, 2003. This is an increase of 591 consultants and includes the addition of 293 consultants through business acquisitions. The remaining consultant headcount increase was a result of the Company’s ongoing recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had the largest impact on operating results. Consultant utilization was 71 percent for the three months ended September 30, 2004, compared to 70 percent for the same period in 2003. For the nine months ended September 30, 2004, the consultant utilization rate was 74 percent compared to 72 percent for the nine month period in 2003. The improvement in utilization was a function of an increase in client engagement activities. The Company’s improved pricing mix accounted for the final portion of the revenues increase.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $64.9 million and $181.0 million for the three and nine months ended September 30, 2004, respectively, compared to $40.3 million and $117.8 million for the corresponding periods in 2003, which represent increases in cost of services before reimbursable expenses of 61 percent and 54 percent, respectively.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. Additionally, the Company’s business model rewards employees with incentive compensation, which is generally derived as a percentage of the Company’s profitability. The increase in the Company’s profits and the associated resulting increase in the incentive compensation expense is a secondary, but significant, factor in the increase in cost of services before reimbursable expenses for the three and nine months ended September 30, 2004, when compared to the corresponding periods of 2003.

Stock-based Compensation Expense. Stock-based compensation expense includes non-cash compensation expense related to restricted shares, restricted stock units, stock appreciation rights, and certain stock options awarded to the Company’s employees. Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over their vesting term based on the valuation amount at grant date. The Company expects to continue to grant restricted stock as part of the costs to recruit and retain consulting personnel. Certain stock options and stock appreciation rights (“variable accounting awards”) are subject to variable accounting treatment. Compensation expense (or credit) for the variable accounting awards is recorded quarterly for the increase (or decrease) in the market price of the Company’s common stock above the grant prices.

Stock-based compensation expense was $2.3 million and $6.9 million for the three and nine months ended September 30, 2004, respectively, compared to $1.9 million and $8.1 million for the corresponding periods in 2003. Stock-based compensation expense related to restricted stock awards was $1.9 million and $5.8 million for the three and nine months ended September 30, 2004, respectively, compared to $1.6 and $5.3 million for the corresponding periods in 2003. The Company’s annual incentive compensation program and restricted stock issued to recruit certain employees were the primary reason for the increase in stock-based compensation related to restricted stock. At September 30, 2004, the Company’s common stock price was $21.96, which was an increase of $0.52 and $3.10 for the three and nine months ended September 30, 2004, respectively. Accordingly, the Company recorded stock-based compensation expense of $0.4 million and $1.1 million for the three and nine months ended September 30, 2004, respectively, to reflect the market valuation of variable accounting awards. Stock-based compensation expense for variable accounting awards was $0.3 million and $2.8 million for the comparable periods in 2003.

The number of awards as of September 30, 2004 subject to variable accounting was 0.2 million and approximately two-thirds of these awards are stock appreciation rights that expire in the second quarter of 2005. The agreements for certain restricted stock awards outstanding at September 30, 2004 contain provisions that allow for an acceleration of vesting, if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, uncollectible billed accounts receivable amounts, professional administrative services, and all other support costs.

General and administrative expenses increased $5.6 million (or 35 percent) and $14.8 million (or 31 percent) for the three and nine months ended September 30, 2004, respectively, to $21.5 million and $63.4 million, respectively, from $15.9 million and $48.6 million, for the three and nine months ended September 30, 2003, respectively. The increase in expenses is due to several factors, including business acquisitions, as well as the hiring of additional consulting personnel. Increases in administrative headcount to support the additional consulting personnel contributed to an increase in total administrative payroll and benefit costs. The balance is generally attributable to expansion of existing facilities, facilities acquired from business acquisitions, other general and administrative costs associated with the support infrastructure of the larger Company and other costs incurred to facilitate the integration of the acquisitions.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets derived from the purchase price allocation of certain business acquisitions. Intangible assets include covenants-not-to-compete, customer lists, and trade names.

For the three and nine months ended September 30, 2004, amortization expense was $1.1 million and $2.4 million, respectively, compared to $0.5 million and $1.5 million for the corresponding periods in 2003. The increase in amortization is primarily due to the amortization of intangible assets acquired as part of the business acquisitions, which occurred during the nine months ended September 30, 2004. The business acquisitions attributed to $2.1 million of the $2.4 million recorded for the nine months ending September 30, 2004. The amortization recorded was based on a preliminary allocation of the purchase prices to goodwill and identifiable intangible assets, which are amortized over their related estimated useful lives. The Company is currently in the process of completing the purchase price allocation related to the acquisitions. The Company will make any necessary adjustments, including amounts deemed to be intangible assets, upon the completion of this process.

Human Capital Resources

The Company had 1,504 billable consultants as of September 30, 2004, compared to 959 as of December 31, 2003, which is an increase of 545 consultants for the period. An increase of 293 consulting professionals was attributable to business acquisitions made in the last nine months. The remaining increases in consulting professionals, net of attrition, was attributable to new hires achieved through recruiting efforts.

Liquidity and Capital Resources

Summary

The Company had approximately $15.9 million in cash and cash equivalents at September 30, 2004, compared to $38.4 million at December 31, 2003. The Company’s cash equivalents were limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, at September 30, 2004 was $33.8 million, compared to $51.9 million at December 31, 2003.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 78 days at September 30, 2004, compared to 72 days at December 31, 2003. Revenues for the third quarter of 2004 increased by 56 percent, compared with 2003 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 71 percent, to $110.1 million at September 30, 2004, from $64.5 million at December 31, 2003.

Cash Flow

Net cash provided by operating activities was $31.8 million for the nine months ended September 30, 2004. The Company’s net income provided $29.2 million, which included $8.6 million of depreciation and amortization, and $6.9 million of stock-based compensation expense. The Company’s liability for accrued compensation-related costs increased by $20.2 million and is primarily related to an increase in the annual employee incentive compensation liability, which will not be paid until the first quarter 2005. The Company realized tax benefits of $9.2 million related to the vesting of restricted stock and stock option exercises for the difference between the Company’s then-current common stock market price and the strike price of the equity awards. These amounts were offset by an increase in accounts receivable of $52.8 million, resulting primarily from the recent revenue increases. The Company typically experiences a decrease in its DSO at year-end. The timing of cash collections from clients and other normal operating disbursements, some of which are cyclical, may cause variations in the cash operating activities from period to period.

Net cash used in investing activities was $78.0 million for the nine months ended September 30, 2004. The Company paid $53.3 million for acquisition-related transactions in the nine months ended September 30, 2004, of which $45.6 million, $6.5 million and $1.2 million related to the portions of the purchase price paid at closing for the acquisitions of Tucker, CapAdvisory and Invalesco, respectively. The Company also paid $12.8 million related to businesses acquired prior to 2004. In addition, the Company expended $11.6 million for capital spending, which was predominantly related to furnishing its facilities and leasehold improvements in certain offices.

Net cash provided by financing activities was $23.7 million for the nine months ended September 30, 2004. As of September 30, 2004, the Company had $18.0 million in bank borrowings under its line of credit. It was necessary for the Company to finance certain obligations and business acquisitions by utilizing the line of credit facility. The Company also received cash of $5.7 million from transactions related to stock option exercises and stock purchases by its employees.

Debt, Commitments, and Capital

As of September 30, 2004, the Company maintained an unsecured revolving line of credit agreement for $150.0 million. The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things.

The Company complied with the terms of its credit agreement as of September 30, 2004 and December 31, 2003. As of September 30, 2004, the Company had an $18.0 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding as of December 31, 2003.

As of September 30, 2004, the Company had significant commitments of $136.2 million, which consisted of $41.9 million in deferred business acquisition obligations payable in cash and its common stock, $1.1 million cash obligation related to the Management Stock Purchase Plan (“MSPP”) agreements, and $93.2 million in lease commitments. During the nine months ended September 30, 2004, the Company assumed a number of operating leases for office space from Tucker and secured other office space by signing long-term leases in projected high growth areas. As of September 30, 2004, lease commitments were $93.2 million compared to $69.3 million as of December 31, 2003. As of September 30, 2004, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of September 30, 2004 and the scheduled years of payments (shown in thousands):

	2004	2005 to 2007	Thereafter	Total
Deferred business acquisition obligations	500	41,433	—	41,933
Cash obligations under MSPP agreements	—	1,091	—	1,091
Lease commitments	4,459	47,720	41,042	93,221

	$4,959	$90,244	$41,042	$136,245

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of September 30, 2004, the Company’s investments were limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Based on the line of credit balance as of September 30, 2004, a substantial rise in interest rates would not have a material effect on the Company’s financial position or operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the nine months ended September 30, 2004, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Purchaser or “Recipient”	Consideration	Exemption Claimed
January 31, 2004	Common Stock	301,104	Tucker Alan, Inc.	Substantially all of the assets of Tucker Alan, Inc.	Section 4(2)

April 1, 2004	Common Stock	80,036	Keevan Consulting Group, LLC	Substantially all of the assets of Keevan Consulting Group, LLC (b)	Section 4(2)

April 1, 2004	Common Stock	37,548	Barrington Energy Partners, LLC	Substantially all of the assets of Barrington Energy Partners, LLC (b)	Section 4(2)

April 1, 2004	Common Stock	13,820	GCR, LLC	Substantially all of the assets of GCR, LLC (b)	Section 4(2)

April 1, 2004	Common Stock	653	T.A. Carlson & Company, Inc.	Substantially all of the assets of T.A Carlson & Company, Inc. (b)	Section 4(2)

June 4, 2004	Common Stock	76,492	Capital Advisory Services, LLC	Substantially all of the assets of Capital Advisory Services, LLC	Section 4(2)

August 31, 2004	Common Stock	38,973	Invalesco Group, Inc.	Substantially all of the assets of Invalesco Group, Inc.	Section 4(2)

September 1, 2004	Common Stock	57,420	Hunter & Associates Management Services, Inc.	Substantially all of the assets of Hunter & Associates Management Services, Inc.	Section 4(2)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Amounts are related to provisions for additional purchase price payments associated with the attainment of certain performance targets.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits on Form 8-K

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

Date: November 5, 2004