Form 10-K/A
period 2003-12-31
NAVIGANT CONSULTING INC
filed 2004-12-28
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The Company’s Annual Report of Form 10-K for the year ended December 31, 2003 (the “Original Filing”) is hereby amended to renumber exhibits 32.1 and 32.2 to the Original Filing as exhibits 31.1 and 31.2, respectively, and to add exhibits 32.1 and 32.2.

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

(c) The exhibits filed as part of this report are listed below:

a. Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of September 1, 2002 among the Company, Hunter & Associates Management Services, Inc. and THG Investors, Inc. (13)

2.2	Asset Purchase Agreement dated as of January 30, 2004 among the Company, Tucker Alan Inc., and the shareholders of Tucker Alan Inc. (14)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (4)

4.2	Rights Agreement dated as of December 15, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (5)

10.1+	Long-Term Incentive Plan of the Company (6)

10.2+	2001 Supplemental Equity Incentive Plan of the Company (7)

10.3+	Employee Stock Purchase Plan of the Company. (8)

10.4+	Amendment No. 1 Employee Stock Purchase Plan of the Company (9)

10.5+	Amendment No. 2 Employee Stock Purchase Plan of the Company (9)

10.6+	Amendment No. 3 Employee Stock Purchase Plan of the Company (10)

10.7+	Amendment No. 4 Employee Stock Purchase Plan of the Company (10)

10.8+	Amendment No. 5 Employee Stock Purchase Plan of the Company (6)

10.10+	Employment Agreement dated January 1, 2003 between the Company and William M. Goodyear (11)

10.11+	Employment Agreement dated May 19, 2000 and Amendment dated December 23, 2003 between the Company and Ben W. Perks (6)

10.12+	Employment Agreement dated July 24, 2003 between the Company and Philip P. Steptoe (12)

10.13+	Employment Agreement dated November 3, 2003 between the Company and Julie M. Howard (15)

21.1	Significant Subsidiaries of the Company (15)

23.1	Consent of KPMG LLP (15)

31.1*	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(3)	Incorporated by reference from the Company’s Form 8-A12B filed with the SEC on July 20, 1999.
(4)	Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 1999.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.
(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2002.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004.
(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
*	Indicates filed herewith.
+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

d. Financial Statement Schedule:

Report of Independent Accountants

Schedule II: Valuation and Qualifying Accounts

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

/S/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

Date: December 28, 2004

3