Form 10-K
period 2004-12-31
NAVIGANT CONSULTING INC
filed 2005-03-10
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 As of and for the year ended December 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28830

Navigant Consulting, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4094854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 10, 2005, approximately 51.2 million shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on March 7, 2005, was approximately $1.4 billion. The Registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on May 4, 2005, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Statements included in this report are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation those relating to the Company’s future business prospects, revenues, working capital, liquidity and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1.    Business.

General

Navigant Consulting, Inc. (the “Company” or “NCI”) is a specialized independent consulting firm providing litigation, financial services, healthcare, energy and operational consulting services to government agencies, legal counsel, and large companies facing the challenges of uncertainty, risk, distress and significant change. The Company focuses on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

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

(a) General Development of Business

The Company had its initial public offering in 1996 and three subsequent public offerings, one in 1997 and two in 1998. The Company’s current management team was installed in 2000. From 2001 to 2004, the Company acquired twelve consulting firms that were complementary to its current businesses. The most significant acquisitions during this period were Hunter & Associates Management Services, Inc. (“Hunter”), which occurred in 2002, and Tucker Alan, Inc. (“Tucker”), which occurred in 2004. The Company is required to furnish pro forma financial information relating to the Hunter and Tucker acquisitions, which has been included in the notes to the Company’s consolidated financial statements.

The Company’s business structure consists of two business segments: Financial & Claims Consulting and Energy Consulting. Each business segment has direct responsibility and accountability for its decisions, costs, and profits. The Company’s consultants have the autonomy and authority to seek, engage and complete assignments. This business model and the Company’s experience, reputation and industry focus enable it to compete effectively in the business and professional services consulting marketplace.

(b) Financial Information about Business Segments

Segment operating revenues and segment operating profits (together with a reconciliation to operating income) attributable to each segment for each of the last three years are set forth in Note 4 in the notes to the Company’s consolidated financial statements.

The relative percentages of operating revenue attributable to each segment were as follows:

	2004	2003	2002
Financial & Claims Consulting	86.8%	77.4%	71.2%
Energy Consulting	13.2%	22.6%	28.8%

The relative percentages of operating profits attributable to each segment were as follows:

	2004	2003	2002
Financial & Claims Consulting	87.9%	87.0%	87.5%
Energy Consulting	12.1%	13.0%	12.5%

Segment operating profits as a percentage of segment revenue were as follows:

	2004	2003	2002
Financial & Claims Consulting	19.6%	18.7%	14.2%
Energy Consulting	17.7%	9.5%	5.0%
Total segment operating profit	19.3%	16.6%	11.5%

The information presented above does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain operating expenses, which relate to general corporate costs, were allocated to operating segments based on consulting fee revenues. Certain operating expenses, which primarily relate to operating segments, have been excluded for comparative purposes from the segment operating profit amounts.

(c) Narrative Description of Business

Overview

The Company markets its services directly to senior and mid-level executives. A variety of business development and marketing channels are used to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. New engagements are sought and won by the Company’s senior and mid-level consultants. Future performance will continue to depend on the consultants’ ability to win new engagements.

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

The Company derives its revenues from fees for professional services. Over the last three years, a substantial majority of the Company’s revenues has been generated under hourly rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where the Company is paid a fixed amount for its services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billing, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

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

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses include primarily office rent for the Company’s 35 locations.

Service Offerings

The Company provides wide and varied service offerings to its broad client base. The Company considers the following to be the Company’s key service offerings: litigation support and investigative services, claims management and analysis, corporate finance services, discovery services, government contracting services, and operations advisory and management process outsourcing services.

Industry Sectors

The Company provides services to and focuses on industries undergoing substantial regulatory or structural change. The Company’s service offerings are relevant to most industries and the public sector. However, the Company has significant industry-specific knowledge and a robust client base in the construction, energy, financial services and healthcare industries. Additionally, the Company has a strong client presence in the public sector, including federal, state and local governmental agencies. The Company has a long history of work for defendants, insurers and reinsurers in the asbestos and other product liability fields. Many of the Company’s engagements involve working in conjunction with the legal counsel of its clients.

Human Capital

As of December 31, 2004, the Company had 2,060 employees, including 1,556 consultants. Revenues are primarily generated from services performed by the Company’s consultants; therefore, success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, the Company employs internal recruiters, retains executive search firms, and utilizes personal and business contacts to recruit professionals with significant industry-specific consulting experience. Consultants are drawn from the industries the Company serves, accounting and other consulting organizations, and top rated colleges and universities. The Company seeks to retain its consultants by offering competitive packages of base and incentive compensation, equity ownership, and benefits.

Independent contractors at times supplement the Company’s consultants on certain engagements. The Company has found that the practice of retaining independent contractors on a per-engagement basis provides flexibility in adjusting professional personnel levels in response to changes in demand for the Company’s professional services.

In addition to the employees and independent contractors discussed above, the Company has acquired and seeks to acquire consulting businesses to both add highly skilled professionals and enhance the services offered by the Company. Some of the acquired businesses were direct competitors to the Company, while others had been retained as independent contractors to supplement certain engagements. The Company believes that the strategy of selectively acquiring consulting businesses and consulting capabilities strengthens its platform, market share, and overall operating results.

In connection with recruiting activities and business acquisitions, the Company’s policy is to obtain non-solicitation covenants from senior and mid-level consultants. Most of these covenants have restrictions that extend 12 months beyond the cessation of employment. The Company utilizes these contractual agreements to reduce the risk of attrition and to safeguard the Company’s existing clients, staff and projects.

The Company continually monitors and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash incentive compensation, and other cash and equity incentives from certain Company programs, to ensure both that the consultants’ compensation is competitive within the industry and that the Company has the opportunity to achieve target profitability levels. Material changes to the Company’s compensation structure are made with the requisite approval of the Compensation Committee of the Company’s Board of Directors. The Company’s bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts those bill rates according to the supply and demand of the then-current market conditions within the various industry segments served by the Company.

In addition, the Company’s compensation program requires certain senior consulting leaders to receive payment of a portion of their compensation in restricted stock instead of cash, and the Company also establishes certain equity ownership requirements of its senior level employees.

Competition

The market for consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the national accounting firms, and other local, regional, national, and international firms. Many of these companies are global in scope and have greater personnel, financial, technical, and marketing resources than the Company. The Company believes that its independence, experience, reputation, industry focus, and broad range of professional services will enable it to compete effectively in the consulting marketplace.

(d) Other Matters

Concentration of Revenues

Revenues earned from the Company’s top 20 clients amounted to 33 percent, 36 percent and 39 percent of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company had one client from its Financial & Claims Consulting segment that accounted for more than 5 percent of its total revenues for the year ended December 31, 2004 and one client from the Energy Consulting segment that accounted for more than 5 percent of its total revenues for the year ended December 31, 2002. There were no clients that accounted for more than 5 percent of the Company’s total revenues for the year ended December 31, 2003. The mix of the Company’s largest clients may change from year to year.

Business Risks

In addition to other information contained in this Annual Report on Form 10-K and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating the Company and its business. Such factors could have a significant impact on the Company’s business, operating results, and financial condition.

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

Specialized systems and processes have been developed by the Company and provide a competitive advantage in serving current clients and obtaining new clients. This intellectual capital is the property of the Company and the unauthorized use could have a materially adverse impact on the Company’s business. Additionally, many of the Company’s service offerings rely on technology that is subject to rapid change.

The Company’s intellectual capital, in certain service offerings, may be rendered obsolete due to new governmental regulation. A new governmental regulation could allow a competitor a significant advantage before the Company is able to adapt to newly updated service demands.

The Company must manage growth from both organically expanding services and the acquisition of complementary consulting firms. This growth and integration of acquisitions may cause strain on the Company’s management team and the Company’s systems. Excessively rapid growth or unsuccessful integration of these businesses could have a material adverse effect on the future profitability of the Company.

The Company may not earn an adequate return on capital or may fail to achieve a return of its capital on certain business acquisitions. The Company also may pay a substantial premium on certain business acquisitions. The financing of these acquisitions through cash, borrowings or common stock could impair liquidity or cause significant stock dilution.

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

The professional reputation of the Company and its consultants is critical to the Company’s ability to successfully compete for new client engagements and attract or retain professionals. Any factors that damage the Company’s professional reputation could have a material adverse effect on the Company’s business.

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

Legislative changes affecting the Company’s clients, competitors, or staff could have an impact on business. An example of this is The Sarbanes-Oxley Act of 2002, which limits the services that public accounting firms are permitted to provide to their audit clients. The Company is not a public accounting firm and therefore is not subject to such restrictions. Changes to The Sarbanes-Oxley Act or rules promulgated thereunder, as well as other legislation, could have an impact on the Company’s business.

International Operations

The Company has an international presence with offices in the United Kingdom, the Czech Republic, and Canada. In addition, the Company has clients based in the United States of America that have international operations. No country, other than the United States of America, accounted for more than 5 percent of the Company’s total revenues in any of the three years ended December 31, 2004.

Available Information

The Company maintains an Internet website at http://www.navigantconsulting.com, that includes a hypertext link to a website maintained by a third-party, where the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC.

Item 2.    Properties.

The Company owns a 16,500 square foot building located in Chicago, Illinois, which is used as the Company’s executive offices. In addition to the executive offices, the Company has 52 operating leases for office facilities, principally in the United States. Additional space may be required as the business expands geographically, but the Company believes it will be able to obtain suitable space as needed. Following are the Company’s 32 principal locations in the United States with the indicated cities, alphabetized by state:

Arizona – Phoenix	Georgia – Atlanta	New York – Westbury
California – Glendale	Illinois – Chicago	Pennsylvania – Philadelphia
California – Los Angeles	Maryland – Baltimore	Pennsylvania – Pittsburgh
California – Palo Alto	Massachusetts – Boston	Tennessee – Nashville
California – Sacramento	Massachusetts – Burlington	Texas – Austin
California – San Francisco	Michigan – Detroit	Texas – Dallas
California – San Mateo	Minnesota – Minneapolis	Texas – Houston
Colorado – Denver	New Jersey – Mt. Laurel	Virginia – Richmond
Connecticut – Fairfield	New Jersey – Princeton	Virginia – Vienna
District of Columbia – Washington	New York – Albany	Washington – Seattle
Florida – Tampa	New York – New York City

Following are the three principal offices located in international cities:
Canada – Toronto	Czech Republic – Prague	United Kingdom – London

Item 3.    Legal Proceedings.

As previously disclosed, in November 2001 the Company was informed that the SEC had initiated a private investigation, through the Chicago office of its Division of Enforcement, as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company cooperated fully with the SEC. In November 2004 the Company was advised by the Division of Enforcement that its inquiry had been terminated and that no enforcement action had been recommended to the SEC.

From time to time the Company is party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 10, 2005:

Name	Office	Age
William M. Goodyear	Chairman of Board and Chief Executive Officer	56
Julie M. Howard	Executive Vice President and Chief Operating Officer	42
Ben W. Perks	Executive Vice President and Chief Financial Officer	63
Philip P. Steptoe	Vice President, General Counsel and Secretary	53

William M. Goodyear, 56, has served as Chairman of the Board and Chief Executive Officer of the Company since May 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading, and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. He was President of the Bank of America’s Global Private Bank until January 1999. Mr. Goodyear received his Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame. He holds the Certified Public Accountant designation.

Julie M. Howard, 42, has served as Executive Vice President and Chief Operating Officer since 2003. Prior to this current role, Ms. Howard was Vice President and Human Capital Officer. Since 1986, Ms. Howard has held a variety of consulting and operational positions within the Company and formerly Peterson Consulting, which was acquired by the Company in 1998. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Ben W. Perks, 63, has served as Executive Vice President and Chief Financial Officer since May 2000. Prior to joining the Company, Mr. Perks was a senior Chicago partner in the Financial Advisory Services Group with PricewaterhouseCoopers LLP. With PricewaterhouseCoopers and Price Waterhouse LLP, he had more than 32 years of professional services experience, including 22 years as an audit and consulting partner, providing financial reporting, accounting, auditing, tax, economic, and litigation consulting services to clients. Mr. Perks received his Professional Accounting Program degree from Northwestern University’s J.L. Kellogg Graduate School of Management, his Juris Doctor (law) degree and Master’s degree in Business Administration from the University of Cincinnati, and his Bachelor’s degree from Denison University. He is a Certified Public Accountant, licensed in the states of Illinois, California and Arizona, a Certified Fraud Examiner, and a member of the American Institute of Certified Public Accountants and the American Bar Association.

Philip P. Steptoe, 53, has served as Vice President, General Counsel and Secretary since February 2000. Previously, Mr. Steptoe was a partner with the national law firm of Sidley & Austin (now Sidley, Austin, Brown & Wood). Prior to joining Sidley in 1988, he was a partner in the Chicago law firm of Isham, Lincoln & Beale. During 1994 to 1995, he served for four months as Acting General Counsel for Orange and Rockland Utilities, Inc., a New York electric and gas utility. Mr. Steptoe earned his A.B. degree in Physics from Princeton University and his Juris Doctor (law) degree from the University of Virginia.

PART II

Item 5.    Market for Registrant’s Common, Stock Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The shares of common stock of the Company are traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low
2004
Fourth quarter	$26.99	$22.91
Third quarter	$22.45	$18.48
Second quarter	$23.29	$17.49
First quarter	$21.39	$17.45

2003
Fourth quarter	$19.29	$12.50
Third quarter	$15.89	$11.32
Second quarter	$11.85	$5.49
First quarter	$6.20	$4.80

Holders

As of March 10, 2005, there were approximately 450 holders of record of shares of common stock of the Company.

Distributions

The Company has not paid any cash dividends since its organization. The Company does not currently anticipate that it will make any such distributions and reviews this policy on a periodic basis.

Issuance of Unregistered Securities

During the year ended December 31, 2004, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed	Purchaser or “Recipient”	Assets Purchased
January 31, 2004	Common Stock	301,104	Section 4(2)	Tucker Alan, Inc.	(b)

April 1, 2004	Common Stock	80,036	Section 4(2)	Keevan Consulting Group, LLC	(c)

April 1, 2004	Common Stock	37,548	Section 4(2)	Barrington Energy Partners, LLC	(c)

April 1, 2004	Common Stock	13,820	Section 4(2)	GCR, LLC	(c)

April 1, 2004	Common Stock	653	Section 4(2)	T.A. Carlson & Company, Inc.	(c)

June 4, 2004	Common Stock	76,492	Section 4(2)	Capital Advisory Services, LLC	(b)

August 31, 2004	Common Stock	38,973	Section 4(2)	Invalesco Group, Inc.	(b)

September 1, 2004	Common Stock	57,420	Section 4(2)	Hunter & Associates Management Services, Inc.	(d)

November 1, 2004	Common Stock	6,247	Section 4(2)	Shields, Smith & Weber, LLC	(b)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Assets purchased were substantially all of the assets of the recipient.
(c)	Amounts are related to provisions for additional purchase price payments associated with the attainment of certain performance targets.
(d)	Amounts are deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.

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

	For the years ended December 31,
	2004	2003	2002	2001	2000
Revenues before reimbursements	$426,867	$276,130	$225,305	$210,532	$211,327
Reimbursements	55,252	41,652	32,715	25,048	33,302

Total revenues	482,119	317,782	258,020	235,580	244,629
Cost of services before reimbursable expenses	248,954	160,080	136,121	126,959	125,418
Reimbursable expenses	55,252	41,652	32,715	25,048	33,302

Total costs of services	304,206	201,732	168,836	152,007	158,720
Stock-based compensation expense	9,589	11,107	3,401	3,812	492
General and administrative expenses	84,673	63,292	60,721	55,413	59,846
Depreciation expense	8,312	7,488	7,651	7,118	6,797
Amortization expense	3,562	1,880	2,373	5,700	4,573
Restructuring costs (credits)	1,091	—	(500)	1,900	10,229
Litigation and settlement provisions	385	440	750	5,700	16,500
VSRP cash compensation expense	—	—	—	12,399	6,357

Operating income (loss) from continuing operations	70,301	31,843	14,788	(8,469)	(18,885)
Other income (expense), net	(1,864)	264	(19)	874	(1,666)

Income (loss) from continuing operations before income taxes	68,437	32,107	14,769	(7,595)	(20,551)
Income tax expense (benefit)	28,062	13,399	5,908	(2,284)	(6,194)

Income (loss) from continuing operations	40,375	18,708	8,861	(5,311)	(14,357)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	(10,193)
Loss on dispositions of discontinued operations, net of income taxes	—	—	—	—	(155,003)

Net income (loss)	$40,375	$18,708	$8,861	$(5,311)	$(179,553)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.86	$0.43	$0.22	$(0.14)	$(0.35)
Loss from discontinued operations	$—	$—	$—	$—	$(0.25)
Loss on dispositions of discontinued operations	$—	$—	$—	$—	$(3.79)
Net income (loss)	$0.86	$0.43	$0.22	$(0.14)	$(4.39)
Shares used in computing income (loss) per basic share	47,187	43,236	40,350	38,439	40,895
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.80	$0.40	$0.21	$(0.14)	$(0.35)
Income (loss) from discontinued operations	$—	$—	$—	$—	$(0.25)
Loss on dispositions of discontinued operations	$—	$—	$—	$—	$(3.79)
Net income (loss)	$0.80	$0.40	$0.21	$(0.14)	$(4.39)
Shares used in computing income (loss) per diluted share	50,247	47,029	42,670	38,439	40,895

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$36,897	$38,402	$8,109	$35,950	$48,798
Working capital	$48,473	$51,866	$25,910	$53,556	$63,656
Total assets	$418,807	$255,316	$201,204	$158,826	$163,482
Long-term debt, less current portion	$12,248	$1,761	$4,418	$1,500	$—
Total stockholders’ equity	$288,674	$188,758	$144,295	$112,105	$115,725

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

The Company derives its revenues from fees for professional services. Over the last three years, a substantial majority of the Company’s revenues has been generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where the Company is paid a fixed amount for its services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries and incentive compensation. The consultants’ total compensation is competitive with industry standards. Incentive compensation is structured to reward consultants based on business performance.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses include primarily office rent for the Company’s 35 locations.

Critical Accounting Estimates and Assumptions

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

Revenue Recognition Policies

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. There are also client engagements where the Company is paid a fixed amount for its services. This may be one single amount covering the whole engagement or several amounts for various phases or functions. The recording of these fixed revenue amounts requires the Company to make an estimate of the total amount of work to be performed and revenues are then recognized on a percentage of completion basis. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

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

Goodwill and Identifiable Intangible Assets

Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangible assets other than goodwill include customer lists, employee non-compete agreements, employee training methodology and materials, backlog revenue, and trade names. Intangible assets, other than goodwill, are amortized on the straight-line method based on the estimated useful lives, ranging up to seven years.

Goodwill represents the difference between the purchase price of an acquired company and the related fair value of the net assets acquired, which is accounted for by the purchase method of accounting. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.” This Statement eliminated the amortization of goodwill and intangibles with indefinite lives and instead requires that they be tested annually, for impairment. This annual test is performed in the second quarter of each year by reviewing the book value compared to the fair value at the reporting unit level. The Company also reviews long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

Considerable management judgment is required to estimate future cash flows. Assumptions used in the Company’s impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The Company did not recognize any impairment charges for goodwill, indefinite-lived intangible assets or identifiable intangible assets subject to amortization during the years presented.

Acquisitions and Divestiture

2004 Acquisitions

On January 30, 2004, the Company acquired substantially all of the assets of Tucker Alan, Inc. (“Tucker”) for $89.5 million, which consisted of payments at closing of $45.6 million cash and 0.3 million shares of its common stock, valued at $6.0 million at closing, and $37.9 million payable in two installments of cash and the Company’s common stock within the first two years following the closing date of the transaction. In connection with the Tucker acquisition, the Company acquired tangible assets of $1.3 million. The Tucker acquisition included 230 consulting professionals active primarily in the litigation, construction, and healthcare practices. The Company acquired Tucker to strengthen its national platform in these practices. Tucker has a significant presence in the western region of the United States that complements the Company’s other geographic regions. Tucker’s service offerings and industry expertise are also complementary to those of the Company.

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

2003 Acquisition

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

2002 Acquisitions

On April 5, 2002, the Company acquired portions of Arthur D. Little, Inc.’s assets for $6.1 million cash at closing. The acquisition consisted of two consulting units, with approximately 30 consulting professionals who primarily serve the energy and public sector industries.

On May 24, 2002, the Company acquired substantially all of the assets of Financial Analytics Consulting Group, LLC (“FACG”) for $6.3 million, which consisted of $4.5 million cash at closing and 0.3 million shares of its common stock valued at $1.8 million at closing. In addition to the initial consideration, the purchase agreements provided for additional payments in cash over the two full calendar years after closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. The additional payments related to this contingency were accounted for as goodwill. FACG was formed in conjunction with a management buyout from Arthur Andersen, LLP, and consisted of approximately 90 consulting professionals from five different Arthur Andersen practices. FACG was acquired primarily to augment the Company’s litigation support and investigation services offerings.

On June 19, 2002, the Company acquired substantially all of the assets of Keevan Consulting, LLC (“Keevan”) for $7.2 million, which consisted of $4.0 million cash at closing, 0.4 million shares of its common stock valued at $2.7 million at closing, and $0.5 million cash payable in April 2003. In addition to the initial consideration, the purchase agreement provided for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. The additional payments related to this contingency were accounted for as goodwill. Keevan was formed in conjunction with a management buyout from Arthur Andersen, LLP, and consisted of approximately 38 consulting professionals. Keevan was acquired to augment the Company’s government contracts consulting services practice.

On July 15, 2002, the Company acquired substantially all of the assets of Barrington Energy Partners, LLC (“Barrington Energy”) for $11.1 million, which consisted of $4.8 million cash at closing, 0.7 million shares of its common stock valued at $4.8 million at closing, and $1.5 million cash payable on the first anniversary of the closing date. In addition to the initial consideration, the purchase agreement provided for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on the attainment of certain performance thresholds. The additional payments related to this contingency were accounted for as goodwill. Barrington Energy consisted of eight senior-level professionals and six other staff who complement the Company’s energy industry sector and primarily provide financial and transaction advisory service offerings.

Effective September 17, 2002, the Company acquired substantially all of the assets of Hunter & Associates Management Services, Inc. (“Hunter”) for $25.4 million, which consisted of $10.2 million cash at closing, 1.5 million shares of the Company’s common stock valued at $8.2 million at closing, $0.5 million cash payable on April 1, 2003, and $6.5 million in the Company’s common stock payable in two equal installments on the first and second anniversary of the closing. In addition to the initial consideration, the purchase agreement provided for additional payments in cash and the Company’s common stock over the three years following closing that are contingent on the attainment of certain performance targets. The additional payments related to this contingency were accounted for as goodwill. Hunter consisted of 20 senior-level professionals and 40 additional staff that provide a comprehensive range of performance improvement services to hospitals and healthcare systems, including physician practices and provider owner-managed care organizations. Hunter also provided interim executive-level management services as well as consulting services related to hospital restructurings. Hunter was acquired to significantly expand the Company’s service offerings within the healthcare industry.

Accounting for Acquisitions

All of the Company’s acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

2003 Divestiture

In September 2003, the Company sold for a nominal sales price its water consulting practice, Bookman–Edmonston, Inc., which was previously part of the Energy Consulting business segment. Bookman–Edmonston accounted for 3 percent or less of the Company’s total revenues for the years ended December 31, 2003 and 2002, and operated at a loss.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues before reimbursements:

	Years ended December 31,
	2004	2003	2002
Revenues before reimbursements	100.0%	100.0%	100.0%
Reimbursements	12.9	15.1	14.5

Total revenues	112.9%	115.1%	114.5%
Cost of services before reimbursable expenses	58.3	58.0	60.4
Reimbursable expenses	12.9	15.1	14.5

Total costs of services	71.2%	73.1%	74.9%
Stock-based compensation expense	2.3	4.0	1.5
General and administrative expenses	19.8	22.9	27.0
Depreciation expense	1.9	2.7	3.4
Amortization expense	0.8	0.7	1.1
Restructuring cost (credits)	0.3	—	(0.2)
Litigation and settlement provisions	0.1	0.2	0.3

Operating income	16.5	11.5	6.5
Other expense (income), net	0.5	(0.1)	—

Income before income taxes	16.0	11.6	6.5
Income tax expense	6.5	4.9	2.6

Net income	9.5%	6.7%	3.9%

Results of Operations—Annual Comparisons for the Years ended December 31, 2004, 2003 and 2002

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates, and consultant headcount. Revenues before reimbursements were $426.9 million and $276.1 million for the years ended December 31, 2004 and 2003, respectively, which represent increases in revenues before reimbursements of 55 percent and 23 percent, respectively, when compared to each preceding year.

Revenues before reimbursements in 2004 grew through an increase in consulting headcount and improved pricing mix. The Company had 1,556 billable consultants as of December 31, 2004, compared to 959 as of December 31, 2003, which represented a net increase of 62 percent, or 597 consultants, for the year. Approximately 290 consulting professionals joined the Company through business acquisitions made during year, which represented nearly half of the increase in billable headcount. The remaining increase in consulting professionals, net of attrition, was attributable to the Company’s recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had the most significant impact on operating results. Given that the Company’s bill rates are tiered in accordance with experience and levels, increasing the number of senior level consultants in 2004 improved the Company’s pricing mix and was an additional factor in the revenue increase. Consultant utilization was 72 percent for the years 2004 and 2003, compared to 66 percent for 2002. The improvements in utilization in 2003, along with improved pricing mix, were the primary factors in the increase from 2002 to 2003.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased $88.9 million, or 56 percent, to $249.0 million for the year ended December 31, 2004, and increased $24.0 million, or 18 percent, to $160.1 million for the year ended December 31, 2003, when compared to each preceding year.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. Additionally, the Company’s business model rewards employees with incentive compensation, which is primarily derived as a percentage of profitability. The increase in the Company’s profits and the associated incentive compensation to employees is an additional reason for the increase in cost of services before reimbursable expenses for 2004 and 2003, when compared to each preceding year. Increasing amounts of recruiting expenses were an additional factor in the expense increases.

Stock-based Compensation Expense. Stock-based compensation expense includes compensation expense related to restricted shares, restricted stock units, stock appreciation rights, and certain stock options awarded to the Company’s employees. Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over their vesting term based on the valuation amount at grant date. The Company expects to continue to grant restricted stock as part of the costs to recruit and retain consulting personnel. Certain stock options and stock appreciation rights (“variable accounting awards”) are subject to variable accounting treatment. Compensation expense (or credit) for the variable accounting awards is recorded quarterly for the increase (or decrease) in the market price of the Company’s common stock above the grant prices.

Stock-based compensation expense was $9.6 million and $11.1 million for the years ended December 31, 2004 and 2003, respectively, which represents a decrease of $1.5 million and an increase of $7.7 million, respectively, when compared to each preceding year. Stock-based compensation expense related to restricted stock awards was $7.7 million and $6.3 million for the years ended December 31, 2004 and 2003, respectively, which represents increases of $1.4 million and $3.6 million, respectively, when compared to each preceding year. The Company has implemented several incentive programs, using restricted stock, to recruit, retain and reward its employees, which is the primary reason for the increase in stock-based compensation expense. At December 31, 2004, the Company’s common stock price was $26.60, compared to $18.86 and $5.90 at December 31, 2003 and 2002, respectively, which represents increases of $7.74 and $12.96, respectively, over the price at each preceding year-end. Accordingly, the Company recorded stock-based compensation expense of $1.9 million related to variable accounting awards for the year ended December 31, 2004, to reflect the increase in market valuation of its common stock. Stock-based compensation expense for variable accounting awards was $4.8 million and $0.7 million for the comparable years of 2003 and 2002.

The number of awards, as of December 31, 2004 subject to variable accounting, was 0.1 million and approximately two-thirds of these awards are stock appreciation rights that expire in the second quarter of 2005. The agreements for certain restricted stock awards outstanding at December 31, 2004 contain provisions that allow for an acceleration of vesting, if the Company achieves a certain level of financial performance. Accordingly, the Company may be required to accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, uncollectible billed accounts receivable amounts, professional and administrative services, and all other support costs.

General and administrative expenses increased $21.4 million, or 34 percent, to $84.7 million in the year ended December 31, 2004, and increased $2.6 million, or 4 percent, to $63.3 million in 2003. The increases in expenses are due to several factors including business acquisitions, as well as the hiring of additional consulting personnel. Increases in administrative headcount to support the additional consulting personnel contributed to an increase in total administrative payroll and benefit costs. The balance of the increase is attributed to expansion of existing facilities, facilities acquired through business acquisitions, other general and administrative costs associated with the support infrastructure of the Company’s increased size, and other costs incurred to facilitate the integration of the acquired businesses.

General and administrative expenses as a percentage of revenues before reimbursements were 20 percent, 23 percent, and 27 percent for the years ended December 31, 2004, 2003 and 2002, respectively.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets derived from the purchase price allocation of certain business acquisitions. Intangible assets include customer lists, covenants not-to-compete and trade names. In accordance with Statement of Financial Accounting Standards No. 142, which the Company adopted in 2002, goodwill is no longer subject to amortization beginning in 2002, but is subject to annual impairment testing.

Amortization expense was $3.6 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively. The increase of $1.7 million in amortization expense for 2004 compared to 2003 represents the amortization of intangible assets, which were acquired as part of the business acquisitions made during the year. Amortization expense decreased by $0.5 million for the year ended December 31, 2003 when compared to 2002, which was primarily related certain intangible assets acquired prior to 2003 being fully amortized in 2002 or during 2003.

Restructuring costs. During the year ended December 31, 2004, the Company recorded a restructuring charge of $1.1 million, primarily for changes in the Company’s plans regarding utilization of a facility for which a restructuring accrual had been recorded in a prior year.

Litigation and Settlements Provisions. Litigation and settlement provisions included amounts accrued, based on then current information, for costs estimated to resolve certain litigation matters. The Company recorded $0.4 million each for the year ended December 31, 2004 and 2003, and $0.8 million for the year ended December 31, 2002. The matters for which the Company had established the provisions have been resolved and paid as of December 31, 2004.

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information. The unaudited quarterly financial data has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this Form 10-K. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company’s consolidated financial statements and related notes thereto. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

The amounts in the following table are in thousands, except for per share data:

	Quarters ended
	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
Revenues:
Revenues before reimbursements	$114,760	$111,183	$108,488	$92,436	$71,417	$70,807	$69,882	$64,024
Reimbursements	14,546	15,106	15,275	10,325	9,776	10,569	11,567	9,740

Total revenues	129,306	126,289	123,763	102,761	81,193	81,376	81,449	73,764
Cost of services:
Cost of services before reimbursable expenses	67,955	64,892	63,395	52,712	42,242	40,326	39,078	38,434
Reimbursable expenses	14,546	15,106	15,275	10,325	9,776	10,569	11,567	9,740

Total costs of services	82,501	79,998	78,670	63,037	52,018	50,895	50,645	48,174
Stock-based compensation expense	2,703	2,285	1,996	2,604	3,008	1,860	4,527	1,712
General and administrative expenses	21,272	21,508	21,741	20,152	14,739	15,890	16,737	15,926
Depreciation expense	2,114	2,149	2,135	1,914	1,854	1,642	2,291	1,701
Amortization expense	1,191	1,118	597	657	395	495	495	495
Restructuring costs	—	200	—	891	—	—	—	—
Litigation and settlement provisions	—	—	385	—	440	—	—	—

Operating income	19,525	19,031	18,239	13,506	8,739	10,594	6,754	5,756
Other income (expense), net	(509)	(451)	(581)	(323)	75	87	(70)	172

Income before income tax expense	19,016	18,580	17,658	13,183	8,814	10,681	6,684	5,928
Income tax expense	7,867	7,628	7,162	5,405	3,738	4,559	2,680	2,422

Net income	$11,149	$10,952	$10,496	$7,778	$5,076	$6,122	$4,004	$3,506

Net income per diluted share	$0.22	$0.22	$0.21	$0.16	$0.11	$0.13	$0.09	$0.08

Diluted shares	50,918	50,656	50,130	49,285	47,986	47,330	46,550	46,250

(1)	The sum of quarterly net income per diluted share does not equal annual amounts in 2003 and 2004 because of rounding and changes in the weighted average number of shares.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring, and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, such as the ability of clients to terminate engagements without penalty, the size and scope of assignments, and general economic conditions. Because a significant percentage of the Company’s expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Furthermore, the Company’s stock price volatility may cause fluctuations in expenses and operating results as the Company measures the valuation of stock-based compensation for options subject to variable accounting treatment from quarter to quarter.

Human Capital Resources

The Company had 1,556 billable consultants as of December 31, 2004, compared to 959 as of December 31, 2003, which represented a net increase of 62 percent, or 597 consultants, for the year. Approximately 290 consulting professionals were hired as a part of business acquisitions made during the year, which represented nearly half of the increase in billable headcount. The remaining increase in consulting professionals, net of attrition, was attributable to the Company’s recruiting efforts. The Full Time Equivalent (“FTE”) consultant headcounts at December 31, 2004, 2003 and 2002 were 1,523, 932 and 1,002, respectively. The average numbers of FTE consultants during the years were 1,319, 937 and 999, respectively. The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the year.

In connection with certain recruiting activities and business acquisitions, the Company’s policy is to obtain non-solicitation covenants from senior and mid-level consultants. Most of these covenants have restrictions that extend twelve months beyond the cessation of employment. The Company employs these contractual agreements, and other agreements, to reduce the risk of attrition and to safeguard the Company’s existing clients, staff, and projects from departing employees.

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

Liquidity and Capital Resources

Summary

The Company had $36.9 million in cash and cash equivalents at December 31, 2004, compared to $38.4 million at December 31, 2003. The Company’s cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $48.5 million at December 31, 2004 compared to $51.9 million at December 31, 2003.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 71 days at December 31, 2004 compared to 72 days at December 31, 2003. Revenues for the fourth quarter 2004 increased by 59 percent compared with 2003 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 56 percent to $100.4 million at December 31, 2004, from $64.5 million at December 31, 2003. The Company has a limited number of engagements that are billed and collected in advance of services. The collection of these billings, and management’s continued focus on collection efforts and on more timely billings, was a factor in reducing the DSO at the 2004 year-end. Another reason for the decrease in DSO at December 31, 2004 was the factoring of certain client receivables in conjunction with its sale, in January 2005, of certain assets. The Company made an adjustment in the calculation at December 31, 2004 to remove the daily revenues and related client receivables of the aforementioned factored assets. As of December 31, 2004, the Company recorded assets held for sale of $5.8 million, which consisted of $5.0 million of billed and unbilled receivables and $0.8 million of fixed assets. The assets held for sale were sold on January 3, 2005. At December 31, 2004, the Company recorded a write down of $0.6 million to state the assets held for sale at net realizable value.

Cash Flow

For the year ended December 31, 2004, net cash provided by operating activities was $72.2 million, compared to $57.0 million and $8.9 million for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2004, the Company’s net income was $40.4 million, which included $11.9 million of depreciation and amortization expense, $9.6 million of stock-based compensation expense and other expense amortization of $3.1 million. The Company’s liability for accrued compensation-related costs increased by $31.4 million and is primarily related to an increase in the annual employee incentive compensation liability, which will not be paid until the first quarter 2005. The Company realized tax benefits of $13.1 million related to the vesting of restricted stock and stock option exercises for the difference between the Company’s then-current common stock market price and the strike price of the equity awards. These amounts were offset by an increase in accounts receivable of $54.4 million, resulting primarily from the recent revenue increases. The timing of cash collections from clients and other normal operating disbursements, some of which are cyclical, may cause variations in the cash operating activities from period to period.

Net cash used by investing activities for the year ended December 31, 2004 was $81.6 million. The Company paid $53.7 million for acquisition-related transactions, of which $45.6 million, $6.5 million and $1.2 million were paid at closing for the acquisitions of Tucker, CapAdvisory and Invalesco, respectively, and were related to portions of the purchase price agreements. The Company also paid $13.5 million related to businesses acquired prior to 2004. In addition, the Company expended $14.7 million for capital spending, which was predominately related to computer purchases, furnishing its facilities and leasehold improvements in certain offices.

Net cash provided by financing activities was $7.8 million in 2004, which was related to employee purchases of shares under stock option and stock purchase plans.

Debt, Commitments and Capital

As of December 31, 2004, the Company maintained an unsecured revolving line of credit agreement for $150.0 million. The revolving line of credit agreement expires on October 31, 2005 and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal fund rates plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things. The Company complied with the terms of its line of credit agreement as of December 31, 2004 and 2003. The Company did not have a balance outstanding under its line of credit agreement as of December 31, 2004 and December 31, 2003.

As of December 31, 2004, the Company had commitments of $164.7 million, which consisted of $40.9 million in deferred business acquisition obligations and $16.3 million in acquisition earnout obligations, both payable in cash and its common stock, $1.1 million cash obligation related to the Management Stock Purchase Plan (“MSPP”) agreements, and $106.4 million in lease commitments. The deferred business acquisition obligations are primarily related to acquisitions made in 2004. The acquisition earnout obligations are related to acquisitions made prior to 2004 and were contingent upon the attainment of certain performance criteria before being payable at December 31, 2004. During the year ended December 31, 2004, the Company assumed a number of operating leases for office space from Tucker and secured other office space by signing long-term leases. As of December 31, 2004, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of December 31, 2004 and the scheduled years of payments (shown in thousands):

	2005	2006 to 2008	Thereafter	Total
Deferred purchase price obligations	$21,429	$19,494	$—	$40,923
Acquisition earnout obligations	16,304	—	—	16,304
Cash obligations under MSPP agreements	1,095	—	—	1,095
Lease commitments	16,932	45,233	44,196	106,361

	$55,760	$64,727	$44,196	$164,683

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

Other Events

On February 8, 2005, the Company acquired substantially all of the assets of Casas, Benjamin & White (“CBW”) for $47.5 million, which included $38.0 million cash at closing and an aggregate of $9.5 million of its common stock to be issued in February 2006, 2007 and 2008. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. The Company acquired CBW to strengthen its corporate finance practice. The Company filed a Current Report on Form 8-K dated February 8, 2005, relating to this acquisition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. The Statement requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS No. 123(R) at the beginning of the third quarter of fiscal year 2005. SFAS No. 123(R) requires companies to adopt its provisions prospectively by recognizing compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. SFAS No. 123(R) also allows companies to restate previously issued financial statements, either for all years beginning after December 15, 1994, or only for the interim periods in the year of adoption.

The adoption of SFAS No. 123(R) will not affect the Company’s net cash flows, but it will reduce net earnings and basic and diluted net earnings per share. While the Company currently discloses the pro forma net earnings effects of its stock-based awards (see Note 2). The Company is in the process of evaluating the alternative methods of adoption and the impact that the implementation guidance and revisions included in SFAS No. 123(R) will have on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of December 31, 2004, the Company’s investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the amended line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal fund rates plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. Because at December 31, 2004, no amounts were outstanding under the line of credit, a change in interest rates would not affect the Company’s financial position or operating results.

Other than the certain deferred purchase price obligations and contingent earnout obligations discussed above, the Company did not have, at December 31, 2004, any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which expose it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial in relation to the Company’s consolidated financial statements.

Item 8.    Consolidated Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are in this report as pages F-1 through F-27. An index to such information appears on page F-1.

Item 9.    Changes In and Disagreements with the Company’s Independent Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the direction of our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports its files with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.

The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited management’s assessment, presented in Management’s Annual Report on Internal Control Over Financial Reporting, that Navigant Consulting, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Navigant Consulting, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Navigant Consulting, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/    KPMG LLP

Chicago, Illinois

March 7, 2005

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 4, 2005, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2004.

Item 11.    Executive Compensation.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 4, 2005, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 4, 2005, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2004.

Information required with respect to the securities authorized for issuance under the Company’s equity compensation plans, including plans that have previously been approved by the Company’s stockholders and plans that have not previously been approved by the Company’s stockholders, will be set forth in the Proxy Statement, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information required in response to this Item is herein incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 4, 2005, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2004.

Item 14.    Principal Independent Accountant Fees and Services.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 4, 2005, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2004.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The Financial Statement Schedule filed as part of this report is listed below.

(c) The exhibits filed as part of this report are listed below:

a.    Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of September 1, 2002 among the Company, Hunter & Associates Management Services, Inc. and THG Investors, Inc. (13)
2.2	Asset Purchase Agreement dated as of January 30, 2004 among the Company, Tucker Alan Inc., and the shareholders of Tucker Alan Inc. (14)
2.3	Asset Purchase Agreement dated as of February 8, 2005 among the Company, Casas, Benjamin & White, LLC and certain other parties thereto (15)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company (2)
3.3	Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company (3)
3.4	Amended and Restated By-Laws of the Company (4)
4.1	Rights Agreement dated as of December 15, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (5)
4.2	Substitution of Successor Rights Agent and Amendment No. 1 to Rights Agreement dated as of June 01, 2004 between the Company and LaSalle Bank, as Successor Rights Agent
10.1+	Long-Term Incentive Plan of the Company (6)
10.2+	2001 Supplemental Equity Incentive Plan of the Company (7)
10.3+	Employee Stock Purchase Plan of the Company (8)
10.4+	Amendment No. 1 Employee Stock Purchase Plan of the Company (9)
10.5+	Amendment No. 2 Employee Stock Purchase Plan of the Company (9)
10.6+	Amendment No. 3 Employee Stock Purchase Plan of the Company (10)
10.7+	Amendment No. 4 Employee Stock Purchase Plan of the Company (10)
10.8+	Amendment No. 5 Employee Stock Purchase Plan of the Company (6)
10.10+	Employment Agreement dated January 1, 2003 between the Company and William M. Goodyear (11)
10.11*+	Employment Agreement dated May 19, 2000 and Amendment dated December 23, 2003 between the Company and Ben W. Perks (6)
10.12+	Employment Agreement dated July 24, 2003 between the Company and Philip P. Steptoe (12)
10.13*+	Employment Agreement dated November 3, 2003 between the Company and Julie M. Howard
21.1*	Significant Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.

(3)	Incorporated by reference from the Company’s Form 8-A12B filed with the SEC on July 20, 1999.

(4)	Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 1999.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2002.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 9, 2005.

*	Indicates filed herewith.

+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

Date: March 10, 2005	By:	/s/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2005

/s/ BEN W. PERKS Ben W. Perks	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2005

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	March 10, 2005

/s/ VALERIE B. JARRETT Valerie B. Jarrett	Director	March 10, 2005

/s/ PETER B. POND Peter B. Pond	Director	March 10, 2005

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 10, 2005

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	March 10, 2005

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois,

March 7, 2005

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,897	$38,402
Accounts receivable, net	111,157	68,715
Assets held for sale	5,816	—
Prepaid expenses and other current assets	5,633	5,741
Income taxes receivable	1,713	—
Deferred income tax assets	5,142	3,805

Total current assets	166,358	116,663
Property and equipment, net	27,381	19,958
Goodwill and intangible assets, net	224,845	112,075
Deferred income tax assets	—	4,326
Other assets	223	2,294

Total assets	$418,807	$255,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,117	$7,015
Accrued compensation-related costs	62,580	35,552
Income taxes payable	—	2,539
Other current liabilities	41,188	19,691

Current liabilities	117,885	64,797

Non-current liabilities
Deferred income tax liabilities	1,618	—
Other non-current liabilities	10,630	1,761

Non-current liabilities	12,248	1,761

Total liabilities	130,133	66,558

Stockholders’ equity:
Preferred stock, $.001 par value per share; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value per share; 75,000 shares authorized; 47,868 and 44,922 shares issued and outstanding at December 31, 2004 and 2003	53	51
Additional paid-in capital	444,827	398,699
Deferred stock issuance, net	19,612	4,375
Deferred compensation—restricted stock, net	(11,020)	(4,917)
Treasury stock	(63,853)	(68,100)
Accumulated deficit	(101,270)	(141,645)
Accumulated other comprehensive income	325	295

Total stockholders’ equity	288,674	188,758

Total liabilities and stockholders’ equity	$418,807	$255,316

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the years ended December 31,
	2004	2003	2002
Revenues before reimbursements	$426,867	$276,130	$225,305
Reimbursements	55,252	41,652	32,715

Total revenues	482,119	317,782	258,020
Cost of services before reimbursable expenses	248,954	160,080	136,121
Reimbursable expenses	55,252	41,652	32,715

Total costs of services	304,206	201,732	168,836
Stock-based compensation expense	9,589	11,107	3,401
General and administrative expenses	84,673	63,292	60,721
Depreciation expense	8,312	7,488	7,651
Amortization expense	3,562	1,880	2,373
Restructuring costs (credits)	1,091	—	(500)
Litigation and settlement provisions	385	440	750

Operating income	70,301	31,843	14,788
Interest expense	2,481	482	490
Interest income	(330)	(246)	(381)
Other income, net	(287)	(500)	(90)

Income before income taxes	68,437	32,107	14,769
Income tax expense	28,062	13,399	5,908

Net income	$40,375	$18,708	$8,861

Basic income per share	$0.86	$0.43	$0.22
Shares used in computing income per basic share	47,187	43,236	40,350
Diluted income per share	$0.80	$0.40	$0.21
Shares used in computing income per diluted share	50,247	47,029	42,670

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Pre- ferred Stock Shares	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Addi- tional Paid-In Capital	Deferred Stock Issuance	Restricted Stock Units Outstanding	Deferred Compen- sation— Restricted Stock	Treasury Stock Cost	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings (Accumu- lated Deficit)	Total Stock- holders’ Equity
Balance at December 31, 2001	—	44,458	(5,758)	$44	$353,234	$—	$—	$(4,504)	$(67,394)	$(61)	$(169,214)	$112,105
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(43)	8,861	8,818
Issuance of common stock related to business combinations	—	1,556	1,404	2	11,465	3,077	—	—	6,630	—	—	21,174
Other issuances of common stock	—	827	39	1	3,650	—	—	—	140	—	—	3,791
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	416	—	—	—	—	—	—	416
Issuance of restricted stock, net of forfeitures	—	479	—	—	2,745	—	—	(2,745)	—	—	—	—
Grants of restricted stock awards	—	—	—	—	—	—	4,439	(4,439)	—	—	—	—
Purchases of treasury stock	—	—	(922)	—	—	—	—	—	(5,179)	—	—	(5,179)
Stock-based compensation expense—variable accounting stock options	—	—	—	—	502	—	—	—	—	—	—	502
Stock-based compensation expense—restricted stock and units	—	—	—	—	—	132	—	2,536	—	—	—	2,668

Balance at December 31, 2002	—	47,320	(5,237)	$47	$372,012	$3,209	$4,439	$(9,152)	$(65,803)	$(104)	$(160,353)	$144,295
Comprehensive income		—	—	—	—	—	—	—	—	399	18,708	19,107
Issuance of common stock related to business combinations	—	74	325	1	1,701	(2,004)	—	—	1,967	—	—	1,665
Deferred purchase price commitment to issue stock	—	—	—	—	—	3,097	—	—	—	—	—	3,097
Other issuances of common stock	—	1,295	279	2	5,293	—	330	385	1,817	—	—	7,827
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	10,333	—	—	—	—	—	—	10,333
Issuance of restricted stock, net of forfeitures	—	1,842	—	1	4,529	73	(3,310)	(1,293)	—	—	—	—
Grants of restricted stock units	—	—	—	—	2,613	—	—	(2,613)	—	—	—	—
Purchases of treasury stock	—	—	(976)	—		—	—	—	(6,081)	—	—	(6,081)
Stock-based compensation expense—variable accounting stock options	—	—	—	—	2,218	—	—	—	—	—	—	2,218
Stock-based compensation expense—restricted stock and units	—	—	—	—	—	—	—	6,297	—	—	—	6,297

Balance at December 31, 2003	—	50,531	(5,609)	$51	$398,699	$4,375	$1,459	$(6,376)	$(68,100)	$295	$(141,645)	$188,758
Comprehensive income		—	—	—	—	—	—	—	—	30	40,375	40,405
Issuance of common stock related to business combinations	—	(74)	687	1	7,727	(4,170)	—	—	4,124	—	—	7,682
Deferred purchase price commitment to issue stock	—	—	—	—	—	19,324	—	—	—	—	—	19,324
Other issuances of common stock	—	1,312	16	—	6,993	—	740	—	123	—	—	7,856
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	13,124	—	—	—	—	—	—	13,124
Issuance of restricted stock, net of forfeitures	—	1,005	—	1	2,868	83	(2,158)	(815)	—	—	—	(21)
Grants of restricted stock awards	—	—	—	—	13,706	—	—	(10,672)	—	—	—	3,034
Stock-based compensation expense—variable accounting stock options	—	—	—	—	834	—	—	—	—	—	—	834
Stock-based compensation expense—restricted stock and units	—	—	—	—	876	—	—	6,802	—	—	—	7,678

Balance at December 31, 2004	—	52,774	(4,906)	$53	$444,827	$19,612	$41	$(11,061)	$(63,853)	$325	$(101,270)	$288,674

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$40,375	$18,708	$8,861
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	8,312	7,488	7,651
Amortization expense	3,562	1,880	2,373
Stock-based compensation expense	9,589	11,107	3,250
Payments related to stock appreciation rights obligations	(2,407)	—	—
Tax benefit of issuances of common stock	13,124	10,333	416
Amortization of consultants’ non-solicitation agreements	1,796	1,816	279
Payments related to consultants’ non-solicitation agreements	(1,064)	(1,290)	(1,363)
Accretion of interest expense	1,262	—	—
Provision for bad debts	6,352	4,894	4,643
Deferred income taxes	4,607	1,290	(191)
Other, net	563	—	212
Changes in assets and liabilities:
Accounts receivable	(54,407)	(12,141)	(10,484)
Prepaid expenses and other current assets	(19)	(1,365)	2,266
Accounts payable and accrued liabilities	6,196	(3,606)	(2,854)
Accrued compensation-related costs	31,378	20,965	(2,982)
Income taxes payable	(4,207)	(5,340)	(1,485)
Other current liabilities	7,228	2,306	(1,716)

Net cash provided by operating activities	72,240	57,045	8,876

Cash flows from investing activities:
Purchases of property and equipment	(14,726)	(9,254)	(5,242)
Acquisitions of businesses, net of cash acquired	(53,735)	(2,780)	(32,740)
Payment of acquisition liabilities	(13,450)	(10,316)	(3,646)
Other, net	330	352	(201)

Net cash used in investing activities	(81,581)	(21,998)	(41,829)

Cash flows from financing activities:
Issuance of common stock	7,836	7,827	3,791
Stock repurchases	—	(6,081)	(5,179)
Borrowings from (repayments to) bank, net	—	(6,500)	6,500

Net cash provided by (used in) financing activities	7,836	(4,754)	5,112

Net increase (decrease) in cash and cash equivalents	(1,505)	30,293	(27,841)
Cash and cash equivalents at beginning of the year	38,402	8,109	35,950

Cash and cash equivalents at end of the year	$36,897	$38,402	$8,109

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Navigant Consulting, Inc. (the “Company”) is a specialized independent consulting firm providing litigation, financial, healthcare, energy and operational consulting services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. The Company focuses on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

The Company is headquartered in Chicago, Illinois and has offices in various cities primarily within the United States, as well as offices in Canada, the Czech Republic, and the United Kingdom.

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

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2004 and 2003.

Determination of Accounts Receivable Realization

The Company maintains allowances for doubtful accounts for estimated loss resulting from the Company’s review and assessment of its clients’ ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.

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

Goodwill and Identifiable Intangible Assets

Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangible assets other than goodwill include customer lists, employee non-compete agreements, employee training methodology and materials, backlog revenue, and trade names. Intangible assets, other than goodwill, are amortized on the straight-line method based on the estimated useful lives, ranging up to seven years.

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the purchase method of accounting. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.” This Statement eliminated the amortization of goodwill and intangibles with indefinite lives and instead requires that they be tested annually, for impairment. This annual test is performed in the second quarter of each year by reviewing the book value compared to the fair value at the reporting unit level. The Company also reviews long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

Considerable management judgment is required to estimate future cash flows. Assumptions used in the Company’s impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The Company did not recognize any impairment charges for goodwill, indefinite-lived intangible assets or identifiable intangible assets subject to amortization during the years presented.

Revenue Recognition

The Company recognizes revenues as the related professional services are provided, generally on a time and expense basis. Certain contracts are accounted for on the percentage of completion method, whereby revenues are recognized based upon work incurred in relation to total percentages of completion. A provision is made for the entire amount of estimated losses, if any, at the time when they are known. The Company also earns incremental revenues. These incremental revenue amounts are contingent on a specific event or events and the incremental revenues are recognized when the contingencies are resolved.

Stock-Based Compensation

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed in APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations, for its stock-based compensation plans. Accordingly, no stock-based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of Statement of Financial Accounting Standard (SFAS No. 123), “Accounting for Stock-Based Compensation,” to its stock-based compensation plans (shown in thousands, except per share amounts):

	2004	2003	2002
Net income, as reported	$40,375	$18,708	$8,861
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,658	6,664	2,041
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,441)	(7,766)	(4,400)

Pro forma net income	$39,592	$17,606	$6,502

Earnings per share:
Basic, as reported	$0.86	$0.43	$0.22
Basic, pro forma	$0.84	$0.41	$0.16
Diluted, as reported	$0.80	$0.40	$0.21
Diluted, pro forma	$0.79	$0.37	$0.15

For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted and the assumptions were used in the Black-Scholes option pricing model were are follows:

	2004	2003	2002
Fair value of options granted	$8.22	$4.23	$2.95
Expected volatility	59%	65%	62%
Risk free interest rate	3.6%	3.8%	4.5%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	4.8	7.2	7.2

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

Foreign Currency Translation

The balance sheets of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and revenue and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. It is presented in the consolidated statements of stockholders’ equity.

3.    ACQUISITIONS AND DIVESTITURE

2004 Acquisition:

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

On August 31, 2004, the Company acquired substantially all of the assets of Invalesco Group, Inc. (“Invalesco”) for $2.5 million, which consisted of payments at closing of $1.2 million cash and 0.04 million shares of its common stock, valued at $0.8 million at closing, and $0.5 million payable in cash on the first anniversary of the closing date of the transaction. The Invalesco acquisition included 14 consulting professionals who complement the Company’s healthcare practice and primarily provides services to hospitals and healthcare providers. The Company acquired Invalesco to expand the Company’s service offerings within the healthcare industry.

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

2002 Acquisitions:

On April 5, 2002, the Company acquired portions of Arthur D. Little, Inc.’s assets for $6.1 million cash at closing. The acquisition consisted of two consulting units, with approximately 30 consulting professionals who primarily serve the energy and public sector industries.

On May 24, 2002, the Company acquired substantially all of the assets of Financial Analytics Consulting Group, LLC (“FACG”) for $6.3 million, which consisted of $4.5 million cash at closing and 0.3 million shares of its common stock valued at $1.8 million at closing. In addition to the initial consideration, the purchase agreements provided for additional payments in cash over the two full calendar years after closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. The additional payments related to this contingency were accounted for as goodwill. FACG was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of approximately 90 consulting professionals from five different Arthur Andersen practices. FACG was acquired primarily to augment the Company’s litigation support and investigation services offerings.

On June 19, 2002, the Company acquired substantially all of the assets of Keevan Consulting, LLC (“Keevan”) for $7.2 million, which consisted of $4.0 million cash at closing, 0.4 million shares of its common stock valued at $2.7 million at closing, and $0.5 million cash payable in April 2003. In addition to the initial consideration, the purchase agreement provided for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on revenues generated and the attainment of certain gross margin thresholds. The additional payments related to this contingency were accounted for as goodwill. Keevan was formed in conjunction with a management buyout from Arthur Andersen, LLP and consisted of approximately 38 consulting professionals. Keevan was acquired to augment the Company’s government contracts consulting services practice.

On July 15, 2002, the Company acquired substantially all of the assets of Barrington Energy Partners, LLC (“Barrington Energy”) for $11.1 million, which consisted of $4.8 million cash at closing, 0.7 million shares of its common stock valued at $4.8 million at closing, and $1.5 million cash payable on the first anniversary of the closing date. In addition to the initial consideration, the purchase agreement provided for additional payments in cash and the Company’s common stock over the two and one-half years from closing that are contingent on the attainment of certain performance thresholds. The additional payments related to this contingency were accounted for as goodwill. Barrington Energy consisted of eight senior-level professionals and six other staff who complement the Company’s energy industry sector and primarily provide financial and transaction advisory service offerings. Barrington Energy Partners, LLC is not associated with the Company’s 1999 acquisition of the Barrington Consulting Group, Inc.

Effective September 17, 2002, the Company acquired substantially all of the assets of Hunter & Associates Management Services, Inc. (“Hunter”) for $25.4 million, which consisted of $10.2 million cash at closing, 1.5 million shares of the Company’s common stock valued at $8.2 million at closing, $0.5 million cash payable on April 1, 2003, and $6.5 million in the Company’s common stock payable in two equal installments on the first and second anniversary of the closing. In addition to the initial consideration, the purchase agreement provided for additional payments in cash and the Company’s common stock over the three years following closing that are contingent on the attainment of certain performance targets. The additional payments related to this contingency were accounted for as goodwill. Hunter consisted of 20 senior-level professionals and 40 additional staff that provide a comprehensive range of performance improvement services to hospitals and healthcare systems, including physician practices and provider owner-managed care organizations. Hunter also provided interim executive-level management services as well as consulting services related to hospital restructurings. Hunter was acquired to significantly expand the Company’s service offerings within the healthcare industry.

Accounting for Acquisitions

The aforementioned acquisitions have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition. The goodwill associated with these acquisitions will be expensed over a 15 year period for income tax purposes.

Pro Forma Information

The following unaudited pro forma financial information presents combined financial information as if the acquisitions of Hunter and Tucker had been effective as of January 1, 2002. The pro forma financial information (shown in thousands) includes adjustments to record the amortization of intangible assets and to record income tax effects as if Hunter and Tucker had been included in the Company’s results of operations:

	2004	2003	2002
Revenues:
Financial & Claims Consulting	$424,031	$304,282	$265,738
Energy Consulting	63,475	71,964	74,373

Total combined segment revenues	$487,506	$376,246	$340,111

Net income	$40,865	$24,146	$15,908
Basic income per share	$0.86	$0.55	$0.37
Diluted income per share	$0.80	$0.50	$0.37

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

The Company evaluates segment performance and allocates resources based upon revenues and operating results. The bases of measurement of segment operating results are consistent among the periods. Transactions between segments have been eliminated. Information on the segment operations for the years ended December 31, 2004, 2003, and 2002 have been summarized as follows (shown in thousands):

	2004	2003	2002
Total Revenues:
Financial & Claims Consulting	$418,644	$245,818	$183,647
Energy Consulting	63,475	71,964	74,373

Total combined segment revenues	$482,119	$317,782	$258,020

Operating Profit:
Financial & Claims Consulting	$81,986	$45,921	$26,068
Energy Consulting	11,254	6,837	3,712

Total combined segment operating profit	$93,240	$52,758	$29,780

Operating Profit and Statement of Income reconciliation:
Unallocated:
Depreciation expense	$8,312	$7,488	$7,651
Amortization expense	3,562	1,880	2,373
Stock-based compensation expense	9,589	11,107	3,401
Restructuring costs (credits)	1,091	—	(500)
Litigation and settlement provisions	385	440	750
Acquisition/integration costs	—	—	1,317
Other expense (income)	1,864	(264)	19

Total unallocated expenses, net	24,803	20,651	15,011

Income before income tax expense	$68,437	$32,107	$14,769

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

In September 2003, the Company sold, for a nominal sales price, its water consulting practice, Bookman–Edmonston, Inc., which had been included in the Energy segment. Bookman–Edmonston accounted for 3 percent or less of the Company’s total revenues for the years ended December 31, 2003 and 2002, and operated at a loss.

The Company records accounts receivable, net (see Note 10) and goodwill and intangible assets (see Note 5) on a segment basis. Other balance sheet amounts are not maintained on a segment basis.

5.    GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2004	2003
Goodwill	$219,202	$116,176
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	213,777	110,751
Intangible assets:
Customer lists	12,191	4,470
Non-compete agreements	6,100	5,200
Trade name	1,000	—
Other	4,740	1,055

Intangible assets, at cost	24,031	10,725
Less: accumulated amortization	(12,963)	(9,401)

Intangible assets, net	11,068	1,324

Goodwill and intangible assets, net	$224,845	$112,075

In accordance with SFAS No. 142, the Company is required to perform an annual goodwill impairment test. The Company completed the annual impairment test based on May 31, 2004 balances and there was no impairment recognized as of that date. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of December 31, 2004, there was no indication of impairment related to the intangible assets. The Company amortizes intangible assets over their remaining useful lives, which range from nine months to five years.

The changes in carrying balances of goodwill and intangible assets by reporting segment during the year ended December 31, 2004 are as follows (shown in thousands):

	Financial & Claims Consulting	Energy Consulting	Total
Balance as of January 1, 2004—Goodwill	$92,496	$18,255	$110,751
Balance as of January 1, 2004—Intangible assets	1,199	125	1,324

Balance as of January 1, 2004—Total	93,695	18,380	112,075
Goodwill recorded during year	100,916	2,110	103,026
Intangible assets acquired during year	13,306	—	13,306
Less—amortization expense	(3,534)	(28)	(3,562)

Balance as of December 31, 2004—Total	$204,383	$20,462	$224,845

Goodwill and intangible assets:
Goodwill, net	$193,412	$20,365	$213,777
Intangible assets, net	10,971	97	11,068

Balance as of December 31, 2004—Total	$204,383	$20,462	$224,845

For the businesses acquired during the year ended December 31, 2004, the Company completed the purchase price allocations, including amounts assigned to goodwill and intangible assets and estimates of their related useful lives. The Tucker acquisition, which occurred on January 30, 2004, included $77.7 million in goodwill and $8.9 million in intangible assets as a part of the purchase price allocation. The $8.9 million in intangible assets included customer lists, employee training methodology and materials, revenue backlog, and the trade name. The Company recorded $6.3 million in goodwill and $4.0 million in intangible assets, which included customer lists and revenue backlog, as part of the purchase price allocation for the CapAdvisory acquisition, which occurred on June 4, 2004. The Company recorded $2.2 million in goodwill and $0.2 million in intangible assets, which includes customer lists and revenue backlog, as part of the purchase price allocation for the Invalesco acquisition, which occurred on August 31, 2004.

During the year ended December 31, 2004, the Company recorded $15.7 million of additional goodwill related to certain previously acquired businesses that achieved earnout provisions specified in their purchase agreements.

Total amortization expense for 2004 was $3.6 million, compared with $1.9 million and $2.4 million for 2003 and 2002, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2004 (shown in thousands):

Year ending December 31,	Amount
2005	$3,595
2006	2,902
2007	2,314
2008	1,873
2009	384

Total	$11,068

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

For the years ended December 31, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	2004	2003	2002
Common shares outstanding	46,447	43,026	40,247
Business combination obligations payable in shares	740	210	103

Basic shares	47,187	43,236	40,350
Employee stock options	1,783	2,458	2,022
Restricted shares and stock units	1,146	1,243	271
Contingently issuable shares	131	92	27

Diluted shares	50,247	47,029	42,670

In connection with certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average of these shares is included in the basic earnings per share calculation.

In accordance with SFAS No. 128, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers taxable benefit proceeds that reduce the dilutive effect of such shares being issued. The taxable benefit proceeds are obtained from the spread of the Company’s market price of its common stock over the measurement prices of the stock options, restricted shares and restricted stock units on the date the shares vest.

7.    STOCKHOLDERS’ EQUITY

The following summarizes the activity of stockholders’ equity during the year ended December 31, 2004 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2004	$188,758	44,922
Comprehensive income	40,405	—
Stock issued in acquisition-related transactions	27,006	613
Stock compensation and stock purchase plans:
Stock option exercises and stock purchases	10,869	1,328
Tax benefit on stock options exercised and restricted stock vested	13,124	—
Amortization of restricted stock/units compensation	7,678	—
Variable accounting stock-based compensation expense	834	—
Vesting of restricted stock to common stock	—	1,005

Stockholders’ equity at December 31, 2004	$288,674	47,868

Stock Issued in Acquisition-related Transactions

In connection with the Tucker acquisition, the Company issued 0.3 million shares of its common stock with a value of $6.0 million at closing and has an obligation to issue 0.4 million shares of its common stock on January 15, 2005 and another obligation to issue $7.5 million in shares of the Company’s common stock on January 15, 2006. In connection with the Capital Advisory acquisition, the Company issued 0.1 million shares of its common stock with a value of $1.5 million at closing and has an obligation to issue $1.0 million in shares of its common stock, in two equal installments, on July 1, 2005 and July 1, 2006. In connection with the Invalesco acquisition, the Company issued 0.04 million shares of its common stock with a value of $0.8 million at closing.

Employee Stock Purchase Plan

During 1996, the Company implemented a plan that permits employees to purchase shares of the Company’s common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the lower of the closing market price on the first and last day of each calendar quarter. As of December 31, 2004, the Company was authorized to sell 1.7 million shares. During 2004, 2003, and 2002, the Company sold 107,000, 138,000, and 124,000 shares, respectively, under the plan. The Company had sold 526,000 shares under the plan, prior to 2002.

Stock Appreciation Rights

During 2000, the Company granted 200,000 shares of stock appreciation rights. During 2004, two-thirds of the 200,000 shares were exercised and $2.4 million in cash was paid for the accumulated appreciation in stock value since grant date. One-third of the 200,000 shares remained outstanding as of December 31, 2004, and expires by May 19, 2005 unless exercised prior thereto.

Stockholder Rights Plan

On December 15, 1999 (“Distribution Date”), the Company’s Board of Directors adopted a Stockholders Rights Plan (the “Rights Plan”) and declared a dividend distribution of one Right (a “Right”) for each outstanding share of common stock, to stockholders of record at the close of business on December 27, 1999. Each Right will entitle its holder, under certain circumstances described in the Rights Agreement, to purchase from the Company one one-thousandth of a share of its Series A Junior Participating Preferred Stock, $.001 par value, (the “Series A Preferred Stock”), at an exercise price of $75 per Right, subject to adjustment. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by the Company. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between the Company and LaSalle Bank, as successor Rights Agent.

Treasury Stock Authority

In October 2000, the Board of Directors granted the Company’s stock repurchase authorization up to 5.0 million shares of the Company’s common stock. During 2004, the Company did not repurchase shares of common stock. From December 1, 2000 to December 31, 2004, the Company repurchased 2.8 million shares for an aggregate total of $12.7 million. As of December 31, 2004, the Company had authorization to purchase 2.2 million shares.

8.    STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term for the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. As of December 31, 2004, 0.1 million shares were subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Total stock-based compensation expense consisted of the following (shown in thousands):

	2004	2003	2002
Amortization of restricted stock awards	$7,678	$6,297	$2,668
Fair value adjustment for variable accounting awards	1,911	4,810	733

Total stock-based compensation expense	$9,589	$11,107	$3,401

Amounts attributable to employee consultants were $6.7 million, $7.7 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9.    LONG-TERM INCENTIVE PLAN AND SUPPLEMENTAL EQUITY INCENTIVE PLAN

Summary

On June 30, 1996, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides for common stock, common stock-based and other performance incentives to employees, consultants, directors, advisors and independent contractors of the Company. The Long-Term Incentive Plan, as amended, provides for a total available option pool equivalent to 25 percent of the issued and outstanding common stock. In November 2001, the Company adopted a Supplemental Equity Incentive Plan (“SEIP”) to retain and recruit certain middle and senior-level employees and to optimize shareholder value. The SEIP only allows nonqualified stock options. The SEIP did not require shareholder approval; therefore, it was not voted on or approved by the Company’s stockholders. Stock options and other forms of equity compensation are an important component of the compensation offered by the Company and promote long-term retention of its key employees, motivate high levels of performance and recognize contributions to the success of the Company.

Restricted Stock Outstanding

As of December 31, 2004, the Company had 1.7 million restricted stock and equivalent units outstanding at a weighted average measurement price of $10.38 per share. The measurement date is the date of grant of the restricted stock and equivalent units. The restricted stock and equivalent units were granted out of the LTIP.

The following table summarizes restricted stock activity for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price
Restricted stock and equivalents outstanding at beginning of year	1,973	$5.72	3,818	$5.03	1,201	$3.88
Granted	732	20.28	100	15.39	3,357	5.19
Exercised (vested)	(989)	8.13	(1,857)	4.85	(479)	3.88
Forfeited	(25)	16.46	(88)	5.14	(261)	3.88

Restricted stock and equivalents outstanding at end of year	1,691	$10.38	1,973	$5.72	3,818	$5.03

The following table summarizes information regarding restricted stock outstanding at December 31, 2004:

Range of measurement date prices	Outstanding shares (000s)	Weighted average measurement date price
$0.00 - $4.99	348	$4.97
$5.00 - $9.99	757	$5.39
$10.00 - $19.99	339	$18.14
$20.00 and above.	247	$22.65

Total	1,691	$10.38

Stock Options Outstanding

As of December 31, 2004, the Company had 3.1 million stock options outstanding at a weighted average exercise price of $7.31 per share. As of December 31, 2004, 2.3 million options were exercisable at a weighted average exercise price of $6.54 per share.

The following table summarizes stock option activity for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price
Options outstanding at beginning of year	4,305	$5.96	5,860	$5.42	8,550	$5.90
Granted	157	21.14	232	9.45	660	6.14
Exercised	(1,347)	4.52	(1,435)	4.44	(742)	4.36
Forfeited or exchanged	(50)	8.55	(352)	5.60	(2,608)	7.46

Options outstanding at end of year	3,065	$7.31	4,305	$5.95	5,860	$5.42

Options exercisable at year end	2,322	$6.54	2,919	$6.11	3,352	$5.69

The following table summarizes information regarding stock options outstanding at December 31, 2004 and 2003:

	2004			2003
Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	337	$3.70	6.7	664	$3.70	7.8
$3.75 to $4.99	1,396	3.96	5.6	1,998	3.98	6.8
$5.00 to $7.49	723	6.03	6.8	1,127	5.81	6.9
$7.50 to $9.99	186	8.78	6.2	218	8.67	7.2
$10.00 and above	423	22.83	5.8	298	22.73	5.7

Total	3,065	$7.31	6.1	4,305	$5.95	6.9

The following table summarizes information regarding stock options exercisable at December 31, 2004:

Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price
$0.00 to $3.74	331	$3.70
$3.75 to $4.99	1,243	3.95
$5.00 to $7.49	406	5.93
$7.50 to $9.99	118	8.82
$10.00 and above	224	22.99

Total	2,322	$6.54

The following table summarizes the information regarding stock options outstanding by each plan the Company had as of December 31, 2004:

Plan category	Outstanding shares (000s)	Weighted average exercise price	Shares remaining available for future issuances (000s)
LTIP	2,692	$6.97	3,661
SEIP	373	$12.50	88

Total	3,065	$7.31	3,749

10.    SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable:

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2004	2003
Billed amounts	$78,764	$53,232
Engagements in process	45,406	26,647
Allowance for uncollectible accounts	(13,013)	(11,164)

	$111,157	$68,715

Receivables attributable to engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, were $96.9 million for the Financial & Claims Consulting business segment and $14.3 million for the Energy Consulting business segment as of December 31, 2004, compared with $56.1 million for the Financial & Claims Consulting business segment and $12.6 million for the Energy Consulting business segment as of December 31, 2003.

Assets Held for Sale:

On January 3, 2005, the Company sold, at a discount from book values, certain receivables and fixed assets of the Financial & Claims segment to a group of senior consultants, who departed from the Company. As part of the agreement, the Company transferred certain client engagements to the former senior consultants.

As of December 31, 2004, the Company recorded assets held for sale of $5.8 million, which consisted of $5.0 million of billed and unbilled receivables and $0.8 million of fixed assets. At December 31, 2004, the Company recorded write-downs of receivables and fixed assets of $0.5 million and $0.1 million, respectively, to state the assets held for sale at net realizable value.

Property and Equipment:

Property and equipment as of December 31 consisted of (shown in thousands):

	2004	2003
Land and buildings	$3,563	$3,548
Furniture, fixtures and equipment	35,748	30,318
Software	12,514	8,622
Leasehold improvements	12,248	10,054

	64,073	52,542
Less: accumulated depreciation and amortization	(36,692)	(32,584)

Property and equipment, net	$27,381	$19,958

The Company acquired property and equipment with a fair value of $0.9 million as part of the Tucker acquisition.

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	December 31, 2004	December 31, 2003
Acquisition earnout obligations	$11,176	$9,109
Deferred business acquisition obligations	14,689	2,678
Deferred revenue credits	10,780	4,204
Deferred rent	2,386	2,094
Other liabilities	2,157	1,606

	$41,188	$19,691

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts become payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2004, the Company paid the earnout obligations that existed at December 31, 2003. As of December 31, 2004, the Company had an $11.2 million liability for acquisition earnout obligations, which are to be paid during the first four months of 2005.

The deferred business acquisition obligations of $14.7 million at December 31, 2004 consist of $13.0 million for the Tucker acquisition, which was paid in January 2005, $0.7 million for the CapAdvisory acquisition, payable in July 2005, $0.5 million for the Invalesco acquisition, payable in August 2005, and $0.5 million for the Front Line acquisition, payable in December 2005. Deferred business acquisition obligations are recorded on a discounted basis to give effect to their present value.

Other Non-Current Liabilities:

The components of other non-current liabilities as of December 31 were as follows (shown in thousands):

	2004	2003
Deferred business acquisition obligations	$10,213	$500
Other non-current liabilities	417	1,261

	$10,630	$1,761

The deferred business acquisition obligation of $10.2 million at December 31, 2004 consists of $9.5 million for the Tucker acquisition, payable in January 2006 and $0.7 million for the CapAdvisory acquisition, payable in July 2006. These amounts have been discounted to net present value.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

2004 Non-Cash Transactions

During the year ended December 31, 2004, as part of the purchase price agreements for acquired businesses, the Company entered into a $25.0 million deferred cash payment commitment and $16.0 million deferred stock issuance. In addition, the Company issued 0.5 million shares of its common stock with a value of $8.4 million at closing.

During the year ended December 31, 2004, the Company recorded goodwill and acquisition earnout obligations of $15.7 million related to purchase agreement provisions of certain businesses acquired in prior years.

During the year ended December 31, 2004, the Company recorded assets and liabilities of $0.8 million related to computer software. The liability is payable in two equal installments, in May 2005 and May 2006.

2003 Non-Cash Transactions

The Company entered into a $1.0 million deferred cash payment commitment and issued 0.1 million shares of its common stock with a value of $1.3 million at closing as part of the purchase price for the Front Line acquisition. (See Note 3, “Acquisitions and Divestiture”).

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

2002 Non-Cash Transactions

The Company entered into deferred cash payment commitments as part of the purchase price for certain acquisitions. These deferred cash payments consist of $1.5 million for the Barrington Energy acquisition, $0.5 million for the Keevan acquisition, and $0.5 million for the Hunter acquisition. In addition, as part of the purchase price for the Hunter acquisition, the Company entered into a $6.5 million deferred payment obligation payable in the Company’s common stock, or cash up to 67 percent of the obligation. Accordingly, the Company accounted for this deferred payment as 67 percent liabilities and 33 percent deferred stock issuance. The Company issued a total of 2.9 million shares of its common stock, valued at $17.5 million, in conjunction with the purchases of Keevan, FACG, Barrington Energy and Hunter. (See Note 3, “Acquisitions and Divestiture”).

During the year ended December 31, 2002, the Company recorded, in aggregate, $4.3 million of goodwill relating to contingent earnout liabilities and stock obligations for earnout provisions met under provisions of certain purchase agreements. The Company also incurred $0.4 million of future payment obligations for the purchase of computer software.

Other Information

Total interest paid during the years ended December 31, 2004, 2003, and 2002 was $1.1 million, $0.7 million and $0.8 million, respectively. Total income taxes paid during the years ended December 31, 2004, 2003 and 2002 were $15.1 million, $7.9 million and $7.8 million, respectively.

12.    LEASE COMMITMENTS

The Company leases its office facilities and certain equipment under operating lease arrangements that expire at various dates through 2017. The Company leases office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. In addition, the Company leases equipment under non-cancelable operating leases.

Future minimum annual lease payments for the years subsequent to 2004 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2005	$16,932
2006	16,615
2007	14,410
2008	14,208
2009	13,103
Thereafter	31,093

$106,361

In addition, the Company has other lease commitments for the years subsequent to 2004, totaling $2.2 million for offices that were abandoned as a part of a restructuring plan established in 2000. The Company decided in 2000 to terminate or sublease such leases and has reserved for the associated net costs within the facilities closings reserve. (See Note 15 “Restructuring Costs (Credits).”)

Rent expense for operating leases was $18.6 million, $14.3 million, and $14.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

13.    BANK BORROWINGS

As of December 31, 2004, the Company maintained an unsecured revolving line of credit agreement for $150.0 million. The revolving line of credit agreement expires on October 31, 2005, and the Company has the option to extend the agreement for an additional two years from the expiration date. Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal fund rates plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.25 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things.

The Company complied with the terms of its credit agreement as of December 31, 2004 and 2003. The Company did not have a balance outstanding under the line of credit agreement as of December 31, 2004 and 2003.

At December 31, 2004 and 2003, the Company had outstanding letters of credit of $4.3 million and $3.7 million, respectively. The letters of credit outstanding are to secure various leased office space the Company occupies. The letters of credit expire at various dates through 2014.

14.    INCOME TAXES

Income tax expense (benefit), shown in thousands, consists of the following:

	For the year ended December 31,
	2004	2003	2002
Federal:
Current	$20,165	$10,137	$4,295
Deferred	2,463	239	(155)

Total	22,628	10,376	4,140

State:
Current	4,646	2,547	927
Deferred	571	(123)	(36)

Total	5,217	2,424	891

Foreign	217	599	877

Total federal, state and foreign income tax expense (benefit)	$28,062	$13,399	$5,908

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended December 31,
	2004	2003	2002
Federal tax expense at statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate, net of federal tax benefits	5.0	4.6	4.2
Foreign taxes	0.2	0.1	(0.2)
Effect of nontaxable interest and dividends	—	—	(0.7)
Effect of non-deductible amortization	—	1.3	2.7
Effect of non-deductible stock compensation expense	—	—	(1.9)
Effect of employee stock purchase plan disqualifying disposition	—	—	(0.1)
Effect of non-deductible meals and entertainment expense	0.6	0.7	1.0
Effect of other transactions, net	0.2	—	—

	41.0%	41.7%	40.0%

The tax benefits associated with restricted stock, nonqualified stock options, and disqualifying dispositions of incentive stock options reduced taxes payable by $13.1 million, $10.3 million, and $0.4 million in 2004, 2003, and 2002, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2004	2003
Deferred tax assets attributable to:
Allowance for uncollectible receivables	$3,621	$3,377
Restructuring costs	(95)	(80)
Former officers’ notes	—	1,142
Insurance related costs	15	15
Depreciation and amortization	(586)	179
Stock options	476	1,672
Deferred revenue	2,823	1,834
Litigation settlement	1,424	1,424
Acquisition costs	(5,285)	(1,365)
Compensation program	704	—
Tax credits and capital loss carry forward	974	1,089
State income taxes offset for deferred tax assets	(249)	(553)

Total deferred tax assets	3,822	8,734

Deferred tax liabilities attributable to:
Compensation program	—	305
Investments	298	298

Deferred tax liabilities (assets)	298	603

Net deferred tax assets	$3,524	$8,131

The Company has not recorded a valuation allowance against its net deferred tax assets, as it believes it is more likely than not that the net deferred tax assets are recoverable from future results of operations.

In the past, the Company has taken the position that undistributed earnings of foreign subsidiaries were reinvested, and that no federal income tax needed to be provided under this plan of reinvestment. The American Jobs Creation Act of 2004 (“the Act’) introduced a special one-time dividend received deduction under certain circumstances on the repatriation of certain foreign earnings to a federal tax payer. The Company has not yet determined whether or to what extent, it might repatriate foreign earnings and as such, cannot reasonably estimate the income tax effect of such repatriation.

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

During the year ended December 31, 2004, the Company recorded a restructuring charge of $1.1 million, primarily for changes in the Company’s plans regarding utilization of a facility for which a restructuring accrual had been recorded in a prior year.

The activity affecting the accrual for restructuring charges during 2002, 2003, and 2004 is as follows (shown in thousands):

Balance at December 31, 2001	$3,883
Year ended December 31, 2002:
Credits to operations	(500)
Utilized	(1,255)

Balance at December 31, 2002	$2,128
Year ended December 31, 2003:
Utilized	(1,102)

Balance at December 31, 2003	$1,026
Year ended December 31, 2004:
Charged to operations	1,091
Utilized	(1,123)

Balance at December 31, 2004	$994

The $1.0 million balance as of December 31, 2004 represents the excess of rental payment obligations less expected sublease receipts, if any, and the expected lease termination costs of certain office space which the Company decided to abandon and sublease. Most of the balance at December 31, 2004 will be settled during 2005.

16.    EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans and provides employer-matching contributions for all participants. The Company matches in an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant.

The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company’s contributions to the various plans were $4.0 million, $2.7 million, and $2.6 million in the years ended December 31, 2004, 2003, and 2002, respectively.

17.    RELATED PARTY TRANSACTIONS

Governor Thompson, one of the Company’s Directors, is Chairman of the law firm of Winston & Strawn. Winston & Strawn has provided legal representation for the Company in the past and may provide services to the Company in the future. Total payments related to services rendered in 2004, 2003 and 2002 were $0.3 million for each of the years.

18.    SUBSEQUENT EVENT

On February 8, 2005, the Company acquired substantially all of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which included $38.0 million cash at closing and an aggregate of $9.5 million of its common stock to be issued in February 2006, 2007 and 2008. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. The Company acquired CBW to strengthen its corporate finance practice.

19.    LITIGATION AND SETTLEMENTS

As previously disclosed, in November 2001 the Company was informed that the SEC had initiated a private investigation, through the Chicago office of its Division of Enforcement, as to whether there may have been violations of the securities laws at the Company during 1998 and 1999. The Company cooperated fully with the SEC. In November 2004 the Company was advised by the Division of Enforcement that its inquiry had been terminated and that no enforcement action had been recommended to the SEC.

From time to time the Company is party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the financial condition and results of operation of the Company.

SCHEDULE I

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003 and 2002

(amounts in thousands)

Description	Balance at beginning of year	Charged to expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2004
Allowance for doubtful accounts	$11,164	$6,352	$(4,503)	$13,013
Year ended December 31, 2003
Allowance for doubtful accounts	$9,190	$4,894	$(2,920)	$11,164
Year ended December 31, 2002
Allowance for doubtful accounts	$9,948	$4,643	$(5,401)	$9,190

(1)	Represents write-offs of bad debts.

S-1