Form 10-Q
period 2005-03-31
NAVIGANT CONSULTING INC
filed 2005-05-10
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended March 31, 2005

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

As of May 9, 2005, 49.0 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2005

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,035	$36,897
Accounts receivable, net	131,670	111,157
Assets held for sale	—	5,816
Prepaid expenses and other current assets	8,636	5,633
Income taxes receivable	—	1,713
Deferred income taxes	7,241	5,142

Total current assets	155,582	166,358
Property and equipment, net	29,960	27,381
Goodwill and intangible assets, net	270,578	224,845
Other assets	235	223

Total assets	$456,355	$418,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$45,500	$—
Accounts payable and accrued liabilities	11,788	14,117
Accrued compensation-related costs	25,343	62,580
Income taxes payable	5,643	—
Other current liabilities	35,298	41,188

Total current liabilities	123,572	117,885
Non-current liabilities:
Deferred income tax liabilities	2,578	1,618
Other non-current liabilities	1,124	10,630

Total non-current liabilities	3,702	12,248

Total liabilities	127,274	130,133

Stockholders’ equity:
Preferred stock	—	—
Common stock	53	53
Additional paid-in capital	467,683	444,827
Deferred stock issuance, net	30,416	19,612
Deferred compensation—restricted stock, net	(18,800)	(11,020)
Treasury stock	(61,976)	(63,853)
Accumulated deficit	(88,501)	(101,270)
Accumulated other comprehensive income	206	325

Total stockholders’ equity	329,081	288,674

Total liabilities and stockholders’ equity	$456,355	$418,807

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2005	2004
Revenues before reimbursements	$121,784	$92,436
Reimbursements	12,850	10,325

Total revenues	134,634	102,761
Cost of services before reimbursable expenses	71,696	52,712
Reimbursable expenses	12,850	10,325

Total cost of services	84,546	63,037
Stock-based compensation expense	2,429	2,604
General and administrative expenses	21,946	20,152
Depreciation expense	1,911	1,914
Amortization expense	1,460	657
Restructuring costs	—	891

Operating income	22,342	13,506
Interest expense	588	559
Interest income	(107)	(118)
Other income, net	(156)	(118)

Income before income taxes	22,017	13,183
Income tax expense	9,248	5,405

Net income	$12,769	$7,778

Basic net income per share	$0.26	$0.17
Shares used in computing basic net income per share	48,973	45,864
Diluted net income per share	$0.25	$0.16
Shares used in computing diluted net income per share	51,241	49,285

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$12,769	$7,778
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,911	1,914
Amortization expense	1,460	657
Stock-based compensation expense	2,429	2,604
Payments related to stock appreciation rights obligations	(1,387)	—
Tax benefit of issuances of common stock	2,685	1,913
Amortization of consultants’ non-solicitation agreements	426	463
Accretion of interest expense	221	185
Deferred income taxes	(1,139)	(2,700)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(19,278)	(31,501)
Prepaid expenses and other current assets	(3,912)	(461)
Accounts payable and accrued liabilities	(2,333)	3,488
Accrued compensation-related costs	(26,558)	(11,673)
Income taxes payable	7,356	5,825
Other current liabilities	1,281	1,146

Net cash used in operating activities	(24,069)	(20,362)

Cash flows from investing activities:
Purchases of property and equipment	(4,219)	(3,574)
Acquisitions of businesses, net of cash acquired	(38,775)	(45,603)
Payments of acquisition liabilities	(14,519)	(169)
Cash received from sale of assets held for sale	3,220	—
Other, net	(240)	(532)

Net cash used in investing activities	(54,533)	(49,878)

Cash flows from financing activities:
Issuances of common stock	4,240	2,034
Borrowings from bank, net	45,500	40,000

Net cash provided by financing activities	49,740	42,034

Net decrease in cash and cash equivalents	(28,862)	(28,206)
Cash and cash equivalents at beginning of the period	36,897	38,402

Cash and cash equivalents at end of the period	$8,035	$10,196

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

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2004 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 10, 2005.

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. The Statement requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. On April 14, 2005 the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006.

The adoption of SFAS No. 123R will not affect the Company’s cash flows, but it will reduce net earnings and basic and diluted net earnings per share. While the Company currently discloses the pro forma effects on net earnings of its stock-based awards (see note 7), it is in the process of evaluating the alternative methods of adoption and the impact that the implementation guidance and revisions included in SFAS No. 123R will have on its consolidated financial statements.

Note 2. Acquisition

On February 8, 2005, the Company acquired the majority of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which included $38.0 million cash paid at closing and $9.5 million of the Company’s common stock to be issued in February 2006, 2007 and 2008. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. The Company acquired CBW to strengthen its financial advisory services practice.

Pro Forma Information

As noted above, the Company acquired CBW on February 8, 2005, and accordingly, the income statement for the three months ended March 31, 2005 includes approximately two months of operating results for CBW. The Company acquired Tucker Alan, Inc. (“Tucker”) on January 30, 2004 and, accordingly, the income statements for the three months ended March 31, 2005 and three months ended March 31, 2004 include three months and two months, respectively, of operating results for Tucker.

The following unaudited pro forma financial information (shown in thousands, except diluted net income per share) for the three months ended March 31, 2005 and 2004 presents the combined financial information as if the acquisitions of CBW and Tucker had been effective as of January 1, 2004. The unaudited pro forma financial information includes adjustments to CBW’s operating results as if CBW had been included in the Company’s operating results. The adjustments consist of amortization expense for intangible assets with finite lives, salary compensation adjustments, incentive compensation-related adjustments and income tax expense adjustments. Tucker was acquired on January 30, 2004, and as such, includes similar pro forma adjustments for 2004.

	For the three months ended March 31,
	2005	2004
Total revenues	$135,513	$113,673
Total cost of services	85,049	68,609
Stock-based compensation expense	2,495	2,761
General and administrative expenses	22,189	21,547
Depreciation expense	1,918	1,970
Amortization expense	1,372	1,766
Restructuring costs	—	891
Other (expense)	(325)	(406)
Income tax expense	9,310	6,459

Net income	$12,855	$9,264

Diluted net income per share	$0.25	$0.18

Note 3. Segment Information

During the three months ended March 31, 2005, the Company realigned the business to coincide with the types of services provided and the requisite sales channels. As a part of this realignment, the Company organized its business segments to include two reportable business segments: Dispute, Investigative & Regulatory Advisory Services and Business Advisory Services. The Company evaluates the aforementioned segments performance and allocates resources based upon the operating results of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clientele facing the challenges of dispute, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate legal counsels, law firms and corporate boards and special committees. The Business Advisory Services business segment provides strategic, operational, and technical management consulting services to the management of businesses in highly regulated industries including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of SFAS No. 131, the Company identified these business segments as reportable segments. The types of services provided to clients, not included in the two reportable business segments, include financial advisory and claims advisory services. Transactions between segments have been eliminated and the Company has restated the 2004 segment revenues and profits to reflect the Company’s current business segments.

Information on the segment operations for the three months ended March 31, 2005 and 2004 has been summarized and is presented in the table below (shown in thousands).

	For the three months ended March 31,
	2005	2004
Revenues:
Dispute, Investigative & Regulatory Advisory Services	$58,015	$44,423
Business Advisory Services	53,306	47,056

Combined reportable segment revenues	111,321	91,479
All other	23,313	11,282

Total revenues	$134,634	$102,761

Segment profit:
Dispute, Investigative & Regulatory Advisory Services	$24,440	$19,313
Business Advisory Services	16,700	16,753

Combined reportable segment profit	41,140	36,066
All other	8,948	3,658

Total segment profit	$50,088	$39,724

Segment Profit and Statement of Income reconciliation:

Unallocated:
General and administrative expenses	$21,946	$20,152
Depreciation expense	1,911	1,914
Amortization expense	1,460	657
Stock-based compensation expense	2,429	2,604
Restructuring costs	0	891
Other expense, net	325	323

Sub-total	28,071	26,541

Income before income taxes	$22,017	$13,183

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated amounts relate to specific reporting segments and the Company has excluded such amounts from the segment profit to be consistent with the information used by management to evaluate segment performance.

Note 4. Goodwill and Intangible Assets:

Goodwill and other intangible assets consisted of (shown in thousands):

	March 31, 2005	December 31, 2004
Goodwill	$255,324	$219,202
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	249,899	213,777
Intangible assets:
Client lists	21,309	12,191
Non-compete agreements	6,100	6,100
Trade name	1,000	1,000
Other	6,693	4,740

Intangible assets, at cost	35,102	24,031
Less – accumulated amortization	(14,423)	(12,963)

Intangible assets, net	20,679	11,068

Goodwill and intangible assets, net	$270,578	$224,845

In accordance with SFAS No. 142, the Company is required to do an annual goodwill impairment test. The Company will complete an annual impairment test as of May 31, 2005. In conjunction with the realignment of its segments, the Company is in the process of, but has not completed, reallocating goodwill amongst its reporting units. As of March 31, 2005, there is no indication of impairment to the Company’s goodwill balances. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of March 31, 2005, there was no impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying values of goodwill and intangible assets during the three months ended March 31, 2005 are as follows (shown in thousands):

Total
Balance as of December 31, 2004 – Goodwill, net	$213,777
Balance as of December 31, 2004 – Intangible assets	11,068

Balance as of December 31, 2004 – Total	224,845
Goodwill acquired	36,122
Intangible assets acquired	11,071
Less – amortization expense	(1,460)

Balance as of March 31, 2005 – Total	$270,578

Goodwill and intangible assets:
Goodwill, net	$249,899
Intangible assets, net	20,679

Balance as of March 31, 2005 – Total	$270,578

The Company completed a preliminary allocation of the purchase price for the CBW acquisition, including amounts assigned to goodwill and intangible assets and estimates of their related useful lives. The CBW acquisition, which occurred on February 8, 2005, included $34.7 million in goodwill and $11.0 million in intangible assets as a part of the purchase price allocation. The $11.0 million in intangible assets includes client lists and backlog revenue. The Company is currently in the process of finalizing the purchase price allocation of CBW and will make any necessary adjustments upon the completion of this process.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2004, based on intangible assets recorded at March 31, 2005, and includes $1.5 million recorded in the three months ended March 31, 2005 (shown in thousands):

Year ending December 31,	Amount
2005	$6,980
2006	4,974
2007	4,188
2008	3,746
2009	2,251
Thereafter	—

Total	$22,139

Note 5. Net Income (Earnings) per share (EPS)

Basic net income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average of days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period.

For the three months ended March 31, 2005 and 2004, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	2005	2004
Common shares outstanding	48,372	45,295
Business combination obligations payable in shares	601	569

Basic shares	48,973	45,864
Employee stock options	1,216	1,852
Restricted shares and stock units	860	1,417
Contingently issuable shares	192	152

Diluted shares	51,241	49,285

In connection with certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance or a contractually defined number of shares. The weighted average of these shares is included in the basic earnings per share calculation.

In accordance with SFAS No. 128, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers tax benefits that reduce the dilutive effect of such shares being issued. These tax benefits are obtained from the spread of the Company’s market price of its common stock over the measurement prices of the stock options, restricted shares and restricted stock units on the date the shares vest.

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2005 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at December 31, 2004	$288,674	47,868
Comprehensive income	12,650	—
Employee stock option exercises and stock purchases	4,240	353
Restricted stock issued to employees in lieu of annual incentive cash bonus	10,241	—
Tax benefit on stock options exercised and restricted stock vested	2,685	—
Amortization of restricted stock awards	2,461	—
Variable accounting stock-based compensation expense	22	—
Stock issued in acquisition-related transactions	8,108	387
Vesting of restricted stock to common stock	—	118

Stockholders’ equity at March 31, 2005	$329,081	48,726

In connection with the purchase agreement in the Tucker acquisition, which transaction occurred on January 30, 2004, the Company issued, in the first quarter of 2005, the second of three installments of 0.4 million shares of its common stock. In connection with the CBW acquisition, which transaction occurred on February 8, 2005, the Company has an obligation to issue shares of its common stock, valued at $9.5 million on the closing date, in equal installments over three years from the closing date.

The restricted stock issued to employees in lieu of annual incentive cash bonus was granted on March 1, 2005 and was related to services provided during 2004.

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

Total stock-based compensation expense consisted of the following (shown in thousands):

	For the three month period ended
	March 31, 2005	March 31, 2004
Amortization of restricted stock awards	$2,461	$2,190
Market value adjustment for variable accounting awards	(32)	414

Total stock-based compensation expense	$2,429	$2,604

Amounts attributable to employee consultants were $2.2 million and $1.6 million for the three month periods ended March 31, 2005 and 2004, respectively.

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

	March 31, 2005	March 31, 2004
Net income, as reported	$12,769	$7,778
Add back: Stock-based compensation expense included in reported net income, net of related income tax effects	1,408	1,563
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,532)	(1,746)

Pro forma net income	$12,645	$7,595

Earnings per share:
Basic – as reported	$0.26	$0.17
Basic – pro forma	$0.26	$0.17
Diluted – as reported	$0.25	$0.16
Diluted – pro forma	$0.25	$0.15

The weighted average fair value of options granted during the three months ended March 31, 2005 and 2004 was $9.22 and $9.14, respectively. For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model for grants made during the three months ended March 31, 2005 and 2004:

	2005	2004
Expected volatility	58%	63%
Risk free interest rate	4.2%	3.3%
Dividend yield	0.0%	0.0%
Contractual or expected lives (years)	4.6	5.7

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	March 31, 2005	December 31, 2004
Billed amounts	$87,814	$78,764
Engagements in process	57,994	45,406
Allowance for uncollectible accounts	(14,138)	(13,013)

	$131,670	$111,157

Receivables attributable to engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $73.2 million for the Dispute, Investigative & Regulatory Advisory Services, $51.6 million for the Business Advisory Services, and $6.9 million for all other services at March 31, 2005, compared with $60.7 million, $46.5 million and $4.0 million, respectively, as of December 31, 2004.

Assets Held for Sale:

On January 3, 2005, the Company sold, at a discount from carrying value, certain receivables and fixed assets to a group of consultants, who departed from the Company. As part of the agreement, the Company transferred certain client engagements to the former consultants. As of December 31, 2004, the Company recorded assets held for sale of $5.8 million, which consisted of $5.0 million of billed and unbilled accounts receivables and $0.8 million of fixed assets. The Company received $5.8 million, which included $3.2 million in cash and a $2.6 million credit to offset against certain payments due for performance and compensation-related obligations.

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	March 31, 2005	December 31, 2004
Furniture, fixtures and equipment	$37,247	$35,748
Software	13,272	12,514
Leasehold improvements	13,904	12,248
Land and buildings	3,555	3,563

	67,978	64,073
Less: accumulated depreciation and amortization	(38,018)	(36,692)

Property and equipment, net	$29,960	$27,381

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	March 31, 2005	December 31, 2004
Acquisition earnout obligations	$7,931	$11,176
Deferred business acquisition obligations	11,362	14,689
Deferred revenue	11,549	10,780
Deferred rent	2,479	2,386
Other liabilities	1,977	2,157

	$35,298	$41,188

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts became payable upon the achievement of specified financial objectives by acquired businesses. On April 1, 2005, the Company paid $7.9 million of earnout obligations that existed at March 31, 2005.

The deferred business acquisition obligations of $11.4 million at March 31, 2005 included $9.5 million for the Tucker acquisition, payable in January 2006, $0.7 million for the Cap Advisory acquisition, payable in July 2005, $0.5 million for the Invalesco acquisition, payable in August 2005, and $0.5 million for the Front Line acquisition, payable December 2005. These amounts have been discounted to net present value. The deferred business acquisition obligations of $14.7 million at December 31, 2004 primarily related to $13.0 million for the Tucker acquisition, which was paid in January 2005. During the three months ended March 31, 2005, the Company reclassified $9.5 million related to the Tucker acquisition obligation from non-current to current.

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (shown in thousands):

	March 31, 2005	December 31, 2004
Deferred business acquisition obligations	$707	$10,213
Other non-current liabilities	417	417

	$1,124	$10,630

The deferred business acquisition obligation of $10.2 million at December 31, 2004 consisted of $9.5 million for the Tucker acquisition, payable in January 2006, and $0.7 million for the Cap Advisory acquisition, payable in July 2006. These amounts have been discounted to net present value. The $9.5 million related to the Tucker acquisition was reclassified from non-current liabilities to current during the three months ended March 31, 2005 and is included in Other Current Liabilities as of March 31, 2005.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the three months ended March 31, 2005, as part of the purchase price for the CBW acquisition, which transaction occurred on February 8, 2005, the Company entered into a commitment to issue $9.5 million of its common stock, based on the value at closing date, in equal annual installments over the three years from the closing date.

For the three months ended March 31, 2005 and March 31, 2004, the Company recorded $2.5 million and $2.2 million, respectively, for deferred compensation related to restricted stock and restricted stock units.

Other Information

Total interest paid during the three months ended March 31, 2005 and 2004 was $0.3 million. Total income taxes paid during three months ended March 31, 2005 and 2004 were $0.5 million and $0.4 million, respectively.

Note 10. Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	For the three months ended March 31,
	2005	2004
Net income	$12,769	$7,778
Foreign currency translation adjustment	(119)	(164)

Comprehensive income	$12,650	$7,614

Note 11. Subsequent Event

On April 15, 2005, the Company acquired Tiber Group, LLC (“Tiber”) for $8.4 million, which included $4.3 million in cash and $1.8 million of the Company’s common stock paid at closing, and $1.7 million in cash and $0.7 million of its common stock, both payable in two equal installments on the first and second anniversaries of the closing date. Tiber includes consultants that provide strategic advisory services to clients in the healthcare industry.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect” and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Overview

The Company is a specialized, independent consulting firm providing dispute, financial, regulatory and operational advisory services to government agencies, legal counsel, and large companies facing the challenges of uncertainty, risk, distress, and significant change. The Company focuses on industries undergoing substantial regulatory or structural change including healthcare, energy and financial and insurance services, and on the issues driving these transformations.

The Company derives substantially all of its revenues from fees for professional services. Over the last three years, a substantial majority of the Company’s revenues has been generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarter remains the same.

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

The Company acquired Casas, Benjamin & White, LLC (“CBW”) on February 8, 2005 and, accordingly, the income statement for the three months ended March 31, 2005 includes approximately two months of operating results for CBW. The Company acquired Tucker Alan, Inc. (“Tucker”) on January 30, 2004 and, accordingly, the income statements for the three months ended March 31, 2005 and 2004 includes three months and two months, respectively, of operating results for Tucker.

The acquisition of CBW contributed to the Company’s need to borrow under its unsecured revolving line of credit agreement. The Company anticipates borrowing under this unsecured revolving line of credit agreement for the remainder of 2005.

In April 2005, the Company executed an amendment to its revolving line of credit, increasing the amount available from $150 million to $175 million, with the option to increase the line of credit amount up to $200 million over the term of the commitment.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired and is accounted for by the purchase method of accounting. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangibles Assets.” This Statement eliminated the amortization of goodwill and intangibles with indefinite lives and instead requires that they be tested annually for impairment. This annual test is performed in the second quarter of each year by reviewing the book value compared to the fair value at the reporting unit level. The Company also reviews long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

Considerable management judgment is required to estimate future cash flows. Assumptions used in the Company’s impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with the Company’s internal projections and operating plans. The Company did not recognize any impairment charges during the periods presented for goodwill, indefinite-lived intangible assets or intangible assets subject to amortization.

Results of Operations

The following table sets forth, for the indicated periods, selected income statement data as a percentage of revenues before reimbursements:

	Three months ended March 31,
	2005	2004
Revenues before reimbursements	100.0%	100.0%
Reimbursements	10.6	11.2

Total revenues	110.6%	111.2%
Cost of services before reimbursable expenses	58.8	57.0
Reimbursable expenses	10.6	11.2

Total cost of services	69.4	68.2
Stock-based compensation expense	2.0	2.8
General and administrative expenses	18.0	21.8
Depreciation expense	1.6	2.1
Amortization expense	1.3	0.7
Restructuring costs	0.0	1.0

Operating income	18.3	14.6
Other expense, net	0.2	0.3

Income before income taxes	18.1	14.3
Income tax expense	7.6	5.9

Net income	10.5%	8.4%

2005 compared to 2004 – For the three month period ended March 31.

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $121.8 million and $92.4 million for the three months ended March 31, 2005 and 2004, respectively, which represent an increase in revenues before reimbursements of 32 percent.

The increase in revenues before reimbursements for the three months ended March 31, 2005 resulted primarily from higher employee headcount. The number of consultants as of March 31, 2005 was 1,569 compared with 1,245 as of March 31, 2004. This increase of 324 consultants primarily reflected the addition of 230 consultants through the Tucker acquisition consummated in the first quarter of 2004. The remaining consultant headcount increase was a function of the Company’s ongoing recruiting efforts and other acquisitions. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had the largest impact within the quarter. Consultant utilization rates were 72 percent for the first quarter 2005, compared to 77 percent for the first quarter 2004.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased $19.0 million, or 36 percent, to $71.7 million for the three months ended March 31, 2005, from $52.7 million in the first quarter 2004.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. The Company’s business model rewards employees with incentive compensation, which is generally based on a percentage of profitability. The increase in the Company’s profits and the associated incentive compensation to employees is an additional reason for the increase in cost of services before reimbursable expenses for the three months ended March 31, 2005, compared to the first quarter 2004.

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

Stock-based compensation expense was $2.4 million in the three months ended March 31, 2005, compared to $2.6 million in the first quarter of 2004, a decrease of $0.2 million. The amortization of new restricted stock grants awarded to the Company’s employees resulted in an increase in stock-based compensation expense of $0.3 million, which was offset by a $0.5 million decrease for the market value adjustment to variable accounting awards. The market value adjustment to variable accounting awards related to the Company’s per share market price fluctuations during the first quarters of 2005 and 2004. The market price of the Company’s common stock was $27.23 at March 31, 2005 compared to $26.60 at December 31, 2004, which represents a $0.63 per share market value increase for the first quarter. A number of variable accounting awards were exercised at a lower per share market price than the $26.60 per share price at December 31, 2004. Accordingly, the Company recorded a credit to reflect the corresponding market value adjustment. During the first quarter 2004, the per share market price of the Company’s common stock increased $1.37 to $20.23 at March 31, 2004.

As of March 31, 2005 the number of awards subject to variable accounting was less than 0.1 million, which are related to certain stock options. As of March 31, 2005, there were no stock appreciation rights outstanding.

The agreements for certain restricted stock awards outstanding at March 31, 2005 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $1.8 million, or 9 percent, to $21.9 million in the three months ended March 31, 2005. This increase was primarily a result of costs necessary to support the larger Company. General and administrative expenses were 18 percent of revenues before reimbursements for the three months ended March 31, 2005, compared to 22 percent for the three months ended March 31, 2004.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets derived from the purchase price allocation of certain business acquisitions. Amortization recorded for intangible assets includes covenants not-to-compete, client lists, and trade names. In accordance with SFAS No. 142, which the Company adopted in 2002, goodwill is no longer subject to amortization beginning in 2002, but is subject to annual impairment testing.

For the three months ended March 31, 2005, amortization expense was $1.5 million, compared to $0.7 million for the first quarter of 2004, an increase of $0.8 million. The increase in amortization expense was primarily due to the amortization of intangible assets acquired as part of the Tucker and CBW acquisitions. The amortization recorded related to CBW was based on a preliminary purchase price allocation of goodwill and identifiable intangible assets, which transaction closed on February 8, 2005 and are amortized over their related estimated useful lives. The Company is currently in the process of completing the purchase price allocation related to the CBW acquisition.

Human Capital Resources

The Company had 1,569 billable consultants as of March 31, 2005, compared to 1,140 as of March 31, 2004. The full time equivalent (“FTE”) consultant headcounts at March 31, 2005 and 2004 were 1,544 and 1,232, respectively. The average numbers of FTE consultants during the three months ended March 31, 2005 and 2004 were 1,509 and 1,115, respectively. The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the period.

Liquidity and Capital Resources

Summary

The Company had approximately $8.0 million in cash and cash equivalents at March 31, 2005 compared to $36.9 million at December 31, 2004. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, at March 31, 2005 was $32.0 million, compared to $48.5 million at December 31, 2004.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 80 days at March 31, 2005 compared to 71 days at December 31, 2004. Revenues for the first quarter of 2005 increased by 4 percent compared with 2004 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 20 percent, to $120.0 million at March 31, 2005, from $100.4 million at December 31, 2004.

Cash Flow

Net cash used in operating activities was $24.1 million for the quarter ended March 31, 2005. The Company’s net income was $12.8 million, which included $3.4 million of depreciation and amortization, and $2.4 million of stock-based compensation expense. Several factors significantly affected the Company’s net operating cash flows during the three months ended March 31, 2005. First, the Company disbursed the annual incentive compensation payment during the first quarter 2005 and, accordingly, the Company’s accrued compensation-related costs liability decreased by $26.6 million. Second, the Company’s cash flows were affected by a $19.3 million increase in accounts receivable, which was a result of increased revenue generation and DSO.

Net cash used in investing activities was $54.5 million. The Company paid $53.3 million for acquisition-related transactions in the first quarter 2005, of which $38.0 million related to the cash paid at closing for the CBW acquisition, and $13.0 million related to the second purchase price installment of the Tucker acquisition agreement. The Company also used $2.5 million for other acquisition-related obligations. The Company received $3.2 million in cash related to a sale of certain assets. In addition, the Company expended $4.2 million for capital spending, which was predominately related to computer purchases, furniture for its facilities, and leasehold improvements in certain offices.

Net cash provided by financing activities was $49.7 million. As of March 31, 2005, the Company had $45.5 million of net bank borrowings under its line of credit, all of which was borrowed during the three months ended March 31, 2005. It was necessary for the Company to finance certain obligations, such as the CBW acquisition, by utilizing the line of credit facility. In addition, the Company received cash of $4.2 million from stock option exercises and stock purchases by its employees.

Debt, Commitments and Capital

As of March 31, 2005, the Company maintained an unsecured revolving line of credit agreement for $150.0 million. On April 18, 2005, the Company amended its line of credit to increase the amount available to $175.0 million, with the option to increase the credit facility up to $200.0 million over the term of the agreement. The amendment also extended the term of the agreement to July 2008, from October 2005. In addition, National City Bank joined the existing bank consortium of LaSalle Bank, N.A., a subsidiary of ABN AMRO Bank N.V., U.S. Bank., Harris Trust and Savings Bank, and Fifth Third Bank, to support the line of credit agreement. The line of credit was amended to give the Company more financial flexibility to pursue strategic objectives, to make selective acquisitions and to support the growth of the Company.

Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal fund rates plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 0.75 percent. The line of credit agreement requires the Company to maintain certain financial ratios.

The Company was in compliance with the terms of its credit agreement as of March 31, 2005 and December 31, 2004. As of March 31, 2005, the Company had a $45.5 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding as of December 31, 2004.

As of March 31, 2005, the Company had commitments of $165.8 million, which consisted of $29.0 million in deferred business acquisition obligations and $12.5 million in acquisition earnout obligations, both payable in cash and its common stock, $1.1 million cash obligations related to the Management Stock Purchase Plan (“MSPP”) agreements, and $123.2 million in lease commitments. As of March 31, 2005, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of March 31, 2005 and the scheduled years of payments (shown in thousands):

	2005	2006 to 2008	Thereafter	Total
Deferred business acquisition obligations	$2,231	$26,769	$—	$29,000
Acquisition earnout obligations	12,504	—	—	12,504
Cash obligations under MSPP agreements	1,057	—	—	1,057
Lease commitments	13,592	49,731	59,884	123,207

	$29,384	$76,500	$59,884	$165,768

The acquisition earnout obligations are related to acquisitions made prior to 2004 and were contingent upon the attainment of certain performance criteria before being payable at December 31, 2004. On April 1, 2005, the Company issued 0.2 million shares of its common stock and paid $7.9 million in cash to satisfy certain acquisition earnout obligations.

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

Contingent Obligations

The Company was required to pay additional purchase price amounts that were part of the consideration for certain purchase agreements. The payments, if any, were contingent on the achievement of certain revenue and gross margin targets reached by the consultants of the acquired businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of March 31, 2005, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the new line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal fund rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 0.75 percent. Based on the line of credit balance as of March 31, 2005, a substantial rise in interest would not have a material effect on the Company’s financial position and operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

Other than the line of credit obligation and certain deferred purchase price obligations discussed above, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial in relation to the Company’s consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that may have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended March 31, 2005, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed	Purchaser or “Recipient”	Assets Purchased
January 17, 2005	Common Stock	10,637	Section 4(2)	KI Holdings, LLC.	(b)

January 18, 2005	Common Stock	376,800	Section 4(2)	Tucker Alan, Inc.	(c)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Assets purchased were substantially all of the assets of the recipient.
(c)	Amounts are deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 15, 2005, the Company acquired Tiber Group, LLC (“Tiber”) for $8.4 million, which included $4.3 million in cash and $1.8 million of the Company’s common stock paid at closing, and $1.7 million in cash and $0.7 million of its common stock, both payable in two equal installments on the first and second anniversaries of the closing date. Tiber includes consultants that provide strategic advisory services to clients in the healthcare industry.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed with the Form 10-Q:

Exhibit 31.1 – Rule 13a - 14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2 – Rule 13a - 14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1 and 32.2 – Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

Date: May 9, 2005