Form 10-Q
period 2005-06-30
NAVIGANT CONSULTING INC
filed 2005-08-09
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended June 30, 2005

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

As of August 9, 2005, 49.7 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2005

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,118	$36,897
Accounts receivable, net	137,224	111,157
Assets held for sale	—	5,816
Prepaid expenses and other current assets	6,856	5,633
Income taxes receivable	—	1,713
Deferred income taxes	6,561	5,142

Total current assets	161,759	166,358
Property and equipment, net	35,369	27,381
Goodwill and intangible assets, net	278,850	224,845
Other assets	363	223

Total assets	$476,341	$418,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$43,800	$—
Accounts payable and accrued liabilities	15,207	14,117
Accrued compensation-related costs	29,397	62,580
Income taxes payable	2,280	—
Other current liabilities	33,692	41,188

Total current liabilities	124,376	117,885
Non-current liabilities:
Deferred income taxes	3,517	1,618
Other non-current liabilities	4,792	10,630

Total non-current liabilities	8,309	12,248

Total liabilities	132,685	130,133

Stockholders’ equity:
Preferred stock	—	—
Common stock	53	53
Additional paid-in capital	475,731	444,827
Deferred stock issuance, net	22,613	19,612
Deferred compensation—restricted stock, net	(17,523)	(11,020)
Treasury stock	(61,053)	(63,853)
Accumulated deficit	(76,134)	(101,270)
Accumulated other comprehensive income (loss)	(31)	325

Total stockholders’ equity	343,656	288,674

Total liabilities and stockholders’ equity	$476,341	$418,807

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended June 30,
	2005	2004
Revenues before reimbursements	$121,622	$108,488
Reimbursements	17,871	15,275

Total revenues	139,493	123,763
Cost of services before reimbursable expenses	69,308	63,395
Reimbursable expenses	17,871	15,275

Total cost of services	87,179	78,670
Stock-based compensation expense	2,341	1,996
General and administrative expenses	23,442	21,741
Depreciation expense	2,564	2,135
Amortization expense	1,857	597
Restructuring costs	—	385

Operating income	22,110	18,239
Interest expense	891	648
Interest income	(70)	(67)
Other income, net	(32)	0

Income before income taxes	21,321	17,658
Income tax expense	8,954	7,162

Net income	$12,367	$10,496

Basic net income per share	$0.25	$0.22
Shares used in computing basic net income per share	49,871	46,711
Diluted net income per share	$0.24	$0.21
Shares used in computing diluted net income per share	52,091	50,130

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the six months ended June 30,
	2005	2004
Revenues before reimbursements	$243,406	$200,924
Reimbursements	30,721	25,600

Total revenues	274,127	226,524
Cost of services before reimbursable expenses	141,004	116,107
Reimbursable expenses	30,721	25,600

Total cost of services	171,725	141,707
Stock-based compensation expense	4,770	4,600
General and administrative expenses	45,388	41,893
Depreciation expense	4,475	4,049
Amortization expense	3,317	1,254
Restructuring costs	—	891
Litigation and settlements	—	385

Operating income	44,452	31,745
Interest expense	1,479	1,208
Interest income	(177)	(186)
Other income, net	(188)	(118)

Income before income taxes	43,338	30,841
Income tax expense	18,202	12,567

Net income	$25,136	$18,274

Basic net income per share	$0.51	$0.39
Shares used in computing basic net income per share	49,422	46,288
Diluted net income per share	$0.49	$0.37
Shares used in computing diluted net income per share	51,666	49,708

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$25,136	$18,274
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	4,475	4,049
Amortization expense	3,317	1,254
Stock-based compensation expense	4,770	4,600
Payments related to stock appreciation rights obligations	(1,387)	—
Tax benefit of issuances of common stock	3,612	3,408
Amortization of consultants’ non-solicitation agreements	915	882
Accretion of interest expense	329	458

Deferred income taxes	480	(3,284)
Other, net	46	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24,807)	(54,127)
Prepaid expenses and other current assets	(2,431)	(2,288)
Accounts payable and accrued liabilities	1,086	4,777
Accrued compensation-related costs	(22,504)	5,795
Income taxes payable	3,993	2,469
Other current liabilities	1,992	6,765

Net cash used in operating activities	(978)	(6,968)

Cash flows from investing activities:
Purchases of property and equipment	(10,294)	(6,842)
Acquisitions of businesses, net of cash acquired	(43,825)	(52,103)
Payments of acquisition liabilities	(22,450)	(10,619)
Proceeds from sale of assets held for sale	3,220	—
Other, net	(1,087)	(203)

Net cash used in investing activities	(74,436)	(69,767)

Cash flows from financing activities:
Issuances of common stock	5,835	3,593
Borrowings from bank, net	43,800	42,000

Net cash provided by financing activities	49,635	45,593

Net decrease in cash and cash equivalents	(25,779)	(31,142)
Cash and cash equivalents at beginning of the period	36,897	38,402

Cash and cash equivalents at end of the period	$11,118	$7,260

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Navigant Consulting, Inc. (the “Company”) is a specialized independent consulting firm providing dispute, financial, regulatory and operational advisory services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. The Company focuses on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

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

The statements of income for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

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

Note 2. Acquisitions

On February 8, 2005, the Company acquired the majority of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which consisted of $38.0 million cash paid at closing and $9.5 million of the Company’s common stock to be issued in February 2006, 2007 and 2008. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. The Company acquired CBW to strengthen its financial advisory services practice.

On April 15, 2005, the Company acquired Tiber Group, LLC (“Tiber”) for $8.4 million, which consisted of $4.3 million in cash and $1.8 million of the Company’s common stock paid at closing, and $1.7 million in cash and $0.7 million of its common stock, both payable in two equal installments on the first and second anniversaries of the closing date. Tiber included 24 consultants that provide strategic advisory services to clients in the healthcare industry.

Pro Forma Information

As noted above, the Company acquired CBW on February 8, 2005 and, accordingly, the income statements for the three and six months ended June 30, 2005 include three months and approximately five months, respectively, of operating results for CBW. The Company acquired Tucker Alan, Inc. (“Tucker”) on January 30, 2004 and, accordingly, the income statements for the three months and six months ended June 30, 2004 include three months and five months, respectively, of operating results for Tucker. All of the operating results for Tucker have been included in the income statements for the three and six months ended June 30, 2005.

The following unaudited pro forma financial information (shown in thousands, except diluted net income per share) for the three months and six months ended June 30, 2005 and 2004 presents the combined financial information as if the acquisitions of CBW and Tucker had been effective as of January 1, 2004. The unaudited pro forma financial information includes adjustments to CBW’s operating results as if CBW had been included in the Company’s operating results. The adjustments consist of amortization expense for intangible assets with finite lives, salary compensation adjustments, incentive compensation-related adjustments and income tax expense adjustments. Tucker was acquired on January 30, 2004, and as such, includes similar pro forma adjustments for 2004.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Total revenues	$139,493	$127,367	$275,006	$241,040
Total cost of services	87,179	80,813	172,228	149,422
Stock-based compensation expense	2,341	2,153	4,836	4,600
General and administrative expenses	23,442	22,067	45,631	43,564
Depreciation expense	2,564	2,157	4,482	4,127
Amortization expense	1,380	1,530	2,752	3,296
Restructuring, litigation and settlement costs	—	385	—	1,276
Other (expense)	(789)	(575)	(1,114)	(981)
Income tax expense	9,154	7,174	18,464	13,633

Net income	$12,644	$10,513	$25,499	$20,141

Diluted net income per share	$0.24	$0.21	$0.49	$0.40

Note 3. Segment Information

During the six months ended June 30, 2005, the Company realigned the business to coincide with the types of services provided and the requisite sales channels. As a part of this realignment, the Company organized its business segments to include two reportable business segments: Dispute, Investigative & Regulatory Advisory Services and Business Advisory Services. The Company evaluates the aforementioned segments’ performance and allocates resources based upon the operating results of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of dispute, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate legal counsels, law firms and corporate boards and special committees. The Business Advisory Services business segment provides strategic, operational, and technical management consulting services to the management of businesses in highly regulated industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of SFAS No. 131, the Company identified these business segments as reportable segments. The types of services provided to clients, not included in the two reportable business segments, include financial advisory and claims advisory services. Transactions between segments have been eliminated and the Company has restated the 2004 segment revenues and profits to reflect the Company’s current business segments.

Information on the segment operations for the three and six months ended June 30, 2005 and 2004 has been summarized and is presented in the table below (shown in thousands).

	For the three months ended June 30,		For the six months ended June 30
	2005	2004	2005	2004
Revenues:
Dispute, Investigative & Regulatory Advisory Services	$61,990	$57,479	$120,005	$101,902
Business Advisory Services	63,093	55,046	121,301	102,102

Combined reportable segment revenues	125,083	112,525	241,306	204,004
All other	14,410	11,238	32,821	22,520

Total revenues	$139,493	$123,763	$274,127	$226,524

Segment profit:
Dispute, Investigative & Regulatory Advisory Services	$28,871	$24,230	$53,311	$43,543
Business Advisory Services	20,616	18,291	38,383	35,044

Combined reportable segment profit	49,487	42,521	91,694	78,587
All other	2,826	2,572	10,707	6,230

Total segment profit	$52,313	$45,093	$102,401	$84,817

Segment Profit and Statement of Income reconciliation:
Unallocated:
General and administrative expenses	$23,442	$21,741	$45,388	$41,893
Depreciation expense	2,564	2,135	4,475	4,049
Amortization expense	1,857	597	3,317	1,254
Stock-based compensation expense	2,341	1,996	4,770	4,600
Restructuring costs	—	—	—	891
Litigation and settlements	—	385	—	385
Other expense, net	788	581	1,113	904

Sub-total	30,992	27,435	59,063	53,976

Income before income taxes	$21,321	$17,658	$43,338	$30,841

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated amounts are related to specific reporting segments; however, the Company has excluded such amounts from the measurement of segment profit to be consistent with the information used by management to evaluate segment performance.

Note 4. Goodwill and Intangible Assets:

Goodwill and other intangible assets consisted of (shown in thousands):

	June 30, 2005	December 31, 2004
Goodwill	$265,153	$219,202
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	259,728	213,777
Intangible assets:
Client lists	21,309	12,191
Non-compete agreements	6,100	6,100
Trade name	1,000	1,000
Other	6,993	4,740

Intangible assets, at cost	35,402	24,031
Less – accumulated amortization	(16,280)	(12,963)

Intangible assets, net	19,122	11,068

Goodwill and intangible assets, net	$278,850	$224,845

In accordance with SFAS No. 142, the Company is required to do an annual goodwill impairment test. The Company completed an annual impairment test based on the May 31, 2005 balances and there were no indications of impairment recognized as of that date. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of June 30, 2005, there is no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying values of goodwill and intangible assets during the six months ended June 30, 2005 are as follows (shown in thousands):

Total
Balance as of December 31, 2004 – Goodwill, net	$213,777
Balance as of December 31, 2004 – Intangible assets	11,068

Balance as of December 31, 2004 – Total	224,845
Goodwill acquired	45,951
Intangible assets acquired	11,371
Less – amortization expense	(3,317)

Balance as of June 30, 2005 – Total	$278,850

Goodwill and intangible assets:
Goodwill, net	$259,728
Intangible assets, net	19,122

Balance as of June 30, 2005 – Total	$278,850

As of June 30, 2005, goodwill and intangible assets, net of amortization, was $152.5 million for Dispute, Investigative & Regulatory Services, $78.8 million for Business Advisory Services, and $47.6 million for all other services.

The Company completed a preliminary allocation of the purchase price for the CBW and Tiber acquisitions, including amounts assigned to goodwill and intangible assets and estimates of their related useful lives. The CBW acquisition, which occurred on February 8, 2005, included $34.7 million in goodwill and $11.0 million in intangible assets as a part of the purchase price allocation. The $11.0 million in intangible assets includes client lists and backlog revenue. The Tiber acquisition, which occurred on April 15, 2005, included $8.3 million in goodwill. The Company is currently in the process of finalizing the purchase price allocation of CBW and Tiber and will make any necessary adjustments upon the completion of this process.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2004, based on intangible assets recorded at June 30, 2005, and includes $3.3 million recorded in the six months ended June 30, 2005 (shown in thousands):

Year ending December 31,	Amount
2005	$7,010
2006	5,034
2007	4,248
2008	3,806
2009	2,311
Thereafter	30

Total	$22,439

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

For the three and six months ended June 30, 2005 and 2004, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Common shares outstanding	49,028	45,875	48,699	45,585
Business combination obligations payable in shares	843	836	723	703

Basic shares	49,871	46,711	49,422	46,288
Employee stock options	1,026	1,734	1,121	2,097
Restricted shares and stock units	1,016	1,685	938	1,247
Contingently issuable shares	178	0	185	76

Diluted shares	52,091	50,130	51,666	49,708

For the three and six months ended June 30, 2005, the Company had stock options of 0.3 million and 0.2 million shares, respectively, which were excluded from the computation of diluted shares. These shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

In connection with certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance or a contractually defined number of shares. The weighted average of these shares is included in the basic earnings per share calculation.

In accordance with SFAS No. 128, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers tax benefits that reduce the dilutive effect of such shares being issued. These tax benefits are obtained from the difference between the Company’s market price of its common stock over the measurement prices of the stock options, restricted shares and restricted stock units on the date the shares vest.

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2005 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at December 31, 2004	$288,674	47,868
Comprehensive income	24,780	—
Employee stock option exercises and stock purchases	5,835	541
Restricted stock issued to employees in lieu of annual incentive cash bonus	10,241	—
Tax benefit on stock options exercised and restricted stock vested	3,612	—
Amortization of restricted stock awards	5,163	—
Variable accounting stock-based compensation expense	(339)	—
Stock issued in acquisition-related transactions	5,690	632
Vesting of restricted stock to common stock	—	140

Stockholders’ equity at June 30, 2005	$343,656	49,181

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

At the 2005 Annual Meeting of Shareholders of the Company held on May 4, 2005, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s total authorized shares of common stock from 75.0 million to 150.0 million.

Note 7. Stock-based Compensation Expense

Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term or service period for the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Total stock-based compensation expense consisted of the following (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Amortization of restricted stock awards	$2,702	$1,707	$5,163	$3,897
Market value adjustment for variable accounting awards	(361)	289	(393)	703

Total stock-based compensation expense	$2,341	$1,996	$4,770	$4,600

Stock-based compensation expense attributable to employee consultants were $1.9 million and $1.5 million for the three month periods ended June 30, 2005 and 2004, respectively, and $4.1 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively.

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations for its stock-based compensation plans. Accordingly, no stock-based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to its stock-based compensation plans.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$12,367	$10,496	$25,136	$18,274
Add back: Stock-based compensation expense included in reported net income, net of related income tax effects	1,358	1,197	2,767	2,760
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,483)	(1,408)	(3,016)	(3,154)

Pro forma net income	$12,242	$10,285	$24,887	$17,880

Earnings per share:
Basic – as reported	$0.25	$0.22	$0.51	$0.39
Basic – pro forma	$0.25	$0.22	$0.50	$0.39
Diluted – as reported	$0.24	$0.21	$0.49	$0.37
Diluted – pro forma	$0.24	$0.21	$0.48	$0.36

For purposes of calculating compensation expense under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model for grants during the period were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Fair value of option grants	$10.08	$8.13	$9.34	$8.63
Expected volatility	59%	63%	59%	63%
Risk free interest rate	3.8%	3.8%	3.8%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Contractual or expected lives (years)	4.5	5.5	4.5	5.5

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	June 30, 2005	December 31, 2004
Billed amounts	$95,085	$78,764
Engagements in process	55,201	45,406
Allowance for uncollectible accounts	(13,062)	(13,013)

	$137,224	$111,157

Accounts receivable attributable to engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $69.3 million for the Dispute, Investigative & Regulatory Advisory Services, $56.3 million for the Business Advisory Services, and $11.6 million for all other services at June 30, 2005, compared with $60.7 million, $46.5 million and $4.0 million, respectively, as of December 31, 2004.

Assets Held for Sale:

On January 3, 2005, the Company sold for $5.8 million, certain receivables and fixed assets to a group of consultants who departed from the Company. As part of the agreement, the Company transferred certain client engagements to the former consultants. As of December 31, 2004, the Company recorded assets held for sale of $5.8 million, which consisted of $5.0 million of billed and unbilled accounts receivables and $0.8 million of fixed assets.

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	June 30, 2005	December 31, 2004
Furniture, fixtures and equipment	$39,161	$35,748
Software	14,079	12,514
Leasehold improvements	18,152	12,248
Land and buildings	3,555	3,563

	74,947	64,073
Less: accumulated depreciation and amortization	(39,578)	(36,692)

Property and equipment, net	$35,369	$27,381

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	June 30, 2005	December 31, 2004
Acquisition earnout obligations	$—	$11,176
Deferred business acquisition obligations	14,434	14,689
Deferred revenue	12,291	10,780
Deferred rent	4,493	2,386
Other liabilities	2,474	2,157

	$33,692	$41,188

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts became payable upon the achievement of specified financial objectives by acquired businesses.

The deferred business acquisition obligations of $14.4 million at June 30, 2005 consisted of cash obligations and fixed monetary obligations payable in shares of the Company’s common stock. The deferred business acquisition obligations of $14.4 million at June 30, 2005 consisted primarily of $9.7 million which is the present value of the obligation associated with the Tucker acquisition, payable in cash in January 2006. The liability amounts have been discounted to net present value. The deferred business acquisition obligations of $14.7 million at December 31, 2004 primarily related to $13.0 million for the Tucker acquisition, which was paid in January 2005. During the six months ended June 30, 2005, the Company reclassified the then current present value of $9.5 million related to the Tucker acquisition obligation from non-current to current.

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (shown in thousands):

	June 30, 2005	December 31, 2004
Deferred business acquisition obligations	$4,789	$10,213
Other non-current liabilities	3	417

	$4,792	$10,630

The $10.2 million balance at December 31, 2004 included $9.5 million for the Tucker acquisition, payable in January 2006, which was reclassified from non-current liabilities to current during the six months ended June 30, 2005 and is included in Other Current Liabilities as of June 30, 2005.

The deferred business acquisition obligation of $4.8 million at June 30, 2005 consisted of cash obligations and fixed monetary obligations payable in shares of the Company’s common stock.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the six months ended June 30, 2005, as part of the purchase price for the CBW acquisition, which transaction occurred on February 8, 2005, the Company entered into a commitment to issue its common stock, with a value at the closing date of $9.5 million, in three equal annual installments on the anniversary date over the three years from the closing date. As part of the purchase price for the Tiber acquisition, which occurred on April 15, 2005, the Company entered into a commitment to issue its common stock, with a value at the closing date of $0.7 million, in two equal installments on the first and second anniversaries of the closing date.

For the six months ended June 30, 2005 and June 30, 2004, the Company recorded $4.8 million and $4.6 million, respectively, for deferred compensation related to restricted stock and restricted stock units.

Other Information

Total interest paid during the six months ended June 30, 2005 and 2004 was $1.1 million and $0.5 million, respectively. Total income taxes paid during six months ended June 30, 2005 and 2004 were $10.3 million and $10.1 million, respectively.

Note 10. Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$12,367	$10,496	$25,136	$18,274
Foreign currency translation adjustment	(237)	(97)	(356)	(261)

Comprehensive income	$12,130	$10,399	$24,780	$18,013

Note 11. Subsequent Event

On July 15, 2005, the Company acquired the assets of A.W. Hutchison & Associates, LLC (“Hutchison”) for $26.5 million, which consisted of $17.5 million in cash and $1.7 million of the Company’s common stock paid at closing, and $3.0 million and $4.3 million payable in cash and its common stock, respectively, both in two equal installments in August 2006 and August 2007. As part of the Hutchison acquisition purchase price, the Company acquired $3.6 million in clients accounts receivable. The Company acquired Hutchison to add depth to its construction management analysis and dispute resolution services and to broaden its geographic presence.

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

Overview

The Company is a specialized, independent consulting firm providing dispute, financial, regulatory and operational advisory services to government agencies, legal counsel, and large companies facing the challenges of uncertainty, risk, distress, and significant change. The Company focuses on industries undergoing substantial regulatory or structural change including healthcare, energy, financial and insurance services, and on the issues driving these transformations.

The Company derives substantially all of its revenues from fees for professional services and reimbursements. Over the last three years, a substantial majority of the Company’s revenues has been generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarter remain the same.

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries and incentive compensation. The consultants’ total compensation is structured to be competitive with industry standards. Incentive compensation is structured to reward consultants based on the Company’s performance.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support projects. Office related expenses include primarily office rent for the Company’s offices.

The Company acquired Casas, Benjamin & White, LLC (“CBW”) on February 8, 2005 and, accordingly, the income statements for the three months and six months ended June 30, 2005 includes three months and approximately five months, respectively, of operating results for CBW. The Company acquired Tucker Alan, Inc. (“Tucker”) on January 30, 2004 and, accordingly, the income statements for the three months and six months ended June 30, 2004 include three months and approximately five months, respectively, of operating results for Tucker. All of the operating results for Tucker have been included in the income statements for the three and six months ended June 30, 2005.

The acquisitions of CBW and Tiber contributed to the Company’s need to borrow under its unsecured revolving line of credit agreement. The Company anticipates borrowing under this unsecured revolving line of credit agreement for the remainder of 2005.

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

Revenue Recognition Policies

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. There are also client engagements where the Company is paid a fixed amount for its services. This may be one single amount covering the whole engagement or several amounts for various phases or functions. The recording of these fixed revenue amounts requires the Company to make an estimate of the total amount of work to be performed and revenues are then recognized on a percentage of completion basis or based on objectively determinable output measures. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

Determinations of Accounts Receivable Realization

The Company maintains allowances for doubtful accounts for the estimated loss resulting from the Company’s review and assessment of its clients’ ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired and is accounted for by the purchase method of accounting. The Company tests goodwill and intangible assets annually for impairment. This annual test is performed in the second quarter of each year by reviewing the book value compared to the fair value at the reporting unit level. The Company also reviews long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

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

Results of Operations

The following table sets forth, for the indicated periods, selected income statement data as a percentage of revenues before reimbursements:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	14.7	14.1	12.6	12.7

Total revenues	114.7%	114.1%	112.6%	112.7%
Cost of services before reimbursable expenses	57.2	58.4	58.0	57.8
Reimbursable expenses	14.7	14.1	12.6	12.7

Total cost of services	71.7	72.5	70.6	70.5
Stock-based compensation expense	1.9	1.8	2.0	2.3
General and administrative expenses	19.3	20.0	18.5	20.9
Depreciation expense	2.1	2.0	1.8	2.0
Amortization expense	1.5	0.6	1.4	0.6
Restructuring costs	0.0	0.0	0.0	0.4
Litigation and settlements	0.0	0.4	0.0	0.2

Operating income	18.2	16.8	18.3	15.8
Other expense, net	0.7	0.5	0.5	0.4

Income before income taxes	17.5	16.3	17.8	15.3
Income tax expense	7.3	6.6	7.5	6.3

Net income	10.2%	9.7%	10.3%	9.1%

2005 compared to 2004 – For the three and six month periods ended June 30.

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $121.6 million and $243.4 million for the three months and six months ended June 30, 2005, respectively, compared to $108.5 million and $200.9 million for the corresponding periods of 2004, respectively, which represent increases in revenues before reimbursements of 12 percent and 21 percent, respectively.

Revenues before reimbursements for the three and six months ended June 30, 2005 increased as a result of higher employee headcount. The full time equivalent (“FTE”) consultant headcounts at June 30, 2005 and 2004 were 1,557 and 1,293, respectively. The FTE consultant headcount increase was primarily a function of new employee hires from the Company’s ongoing recruiting efforts, as well as the Company’s acquisition program. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had the largest impact within the periods. The consultant utilization rates were 69 percent for the three months ended June 30, 2005 compared to 75 percent for the same period in 2004. For the six months ended June 30, 2005, the consultant utilization rate was 71 percent, compared to 76 percent for the same period in 2004.

Cost of Services before Reimbursable Expenses. Costs of services before reimbursable expenses were $69.3 million and $141.0 million for the three months and six months ended June 30, 2005, respectively, compared to $63.4 million and $116.1 million for the corresponding periods in 2004, which represent increases in costs of services before reimbursable expenses of 9 percent and 21 percent, respectively.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. Commensurate with increased employee headcount, recruiting, training and direct sales related costs also increased.

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

For the three month and six month periods ended June 30, 2005, stock-based compensation expense was $2.3 million and $4.8 million, respectively, compared to $2.0 million and $4.6 million for the corresponding periods in, 2004. The stock-based compensation expense of $2.3 million and $4.8 million for the three and six months ended June 30, 2005, respectively, included a credit of $0.4 million in both periods for market value adjustments to variable accounting awards. The market price of the Company’s stock price decreased and, accordingly, the Company recorded an adjustment to reflect the decreased market valuation of the variable accounting awards. The amortization of new restricted stock grants awarded to the Company’s employees resulted in increases in stock-based compensation expense of $1.0 million and $1.3 million for the three and six months ended June 30, 2005, respectively, when compared to the corresponding periods in 2004.

As of June 30, 2005, the number of awards subject to variable accounting was less than 0.1 million, and are related to certain stock options. As of June 30, 2005, there were no stock appreciation rights outstanding.

The agreements for certain restricted stock awards outstanding at June 30, 2005 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may be required to accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $1.7 million, or 8 percent, and $3.5 million, or 8 percent, for the three and six months ended June 30, 2005, respectively. The increases were primarily a result of costs necessary to support a larger organization. General and administrative expenses were 19 percent of revenues before reimbursements for both the three months and six months ended June 30, 2005, compared to 20 percent and 21 percent for the corresponding periods in 2004.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets derived from the purchase price allocation of certain business acquisitions. Amortization recorded for intangible assets includes covenants not-to-compete, client lists, backlog, and trade names.

For the three and six months ended June 30, 2005, amortization expense was $1.9 million and $3.3 million, respectively, compared to $0.6 million and $1.3 million for the corresponding periods in 2004. The increase in amortization expense was primarily due to the amortization of intangible assets acquired as part of the CBW acquisition, which transaction closed on February 8, 2005. The amortization recorded related to CBW was based on a preliminary purchase price allocation of goodwill and identifiable intangible assets. The Company is amortizing the identifiable intangible assets over their related estimated useful lives. The Company is currently in the process of completing the purchase price allocation, including a review of the useful lives of the acquired identifiable intangible assets, related to the CBW and Tiber acquisitions.

Human Capital Resources

The Company had 1,610 billable consultants as of June 30, 2005, compared to 1,338 as of June 30, 2004. The FTE consultant headcounts at June 30, 2005 and 2004 were 1,557 and 1,293, respectively. The average numbers of FTE consultants during the six months ended June 30, 2005 and 2004 were 1,531 and 1,187, respectively. The average numbers of FTE consultants during the three months ended June 30, 2005 and 2004 were 1,545 and 1,259, respectively. The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the period.

Liquidity and Capital Resources

Summary

The Company had approximately $11.1 million in cash and cash equivalents at June 30, 2005, compared to $36.9 million at December 31, 2004. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, at June 30, 2005 was $37.4 million, compared to $48.5 million at December 31, 2004.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 81 days at June 30, 2005 compared to 71 days at December 31, 2004. Revenues for the second quarter of 2005 increased by 8 percent compared with 2004 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 25 percent to $124.9 million at June 30, 2005, from $100.4 million at December 31, 2004.

Cash Flow

Net cash used in operating activities was $1.0 million for the six months ended June 30, 2005. The Company’s net income was $25.1 million, which included $7.8 million of depreciation and amortization, and $4.8 million of stock-based compensation expense. Several factors significantly affected the Company’s net operating cash flows during the six months ended June 30, 2005. First, the Company disbursed the annual incentive compensation payment during the first quarter 2005 and, accordingly, the Company’s accrued compensation-related costs liability decreased by $22.5 million. Second, the Company’s cash flows were affected by a $24.8 million increase in accounts receivable, which was a result of increased revenue generation and slower collections.

Net cash used in investing activities was $74.4 million. The Company paid $66.3 million for acquisition-related transactions during the six months ended June 30, 2005, which included payments related to acquisitions of businesses and payments relating to businesses acquired prior to 2005. The payments relating to businesses acquired in 2005 required $43.8 million of cash payments at closing, which included $38.0 million and $4.3 million related to the acquisitions of CBW and Tiber, respectively. The Company paid $13.0 million for the second installment of the purchase price related to Tucker, which was acquired in January 2004, and also paid $9.5 million for additional purchase price amounts for other acquisitions prior to 2005. The payments were contingent on the achievement of certain revenue and gross margin targets reached by the consultants of the acquired businesses. In addition, the Company expended $10.3 million for capital spending, which was predominately related to computer purchases, furniture for its facilities, and leasehold improvements in certain offices. In January 2005, the Company received $3.2 million in cash related to a sale of certain assets.

Net cash provided by financing activities was $49.6 million. As of June 30, 2005, the Company had $43.8 million of bank borrowings under its line of credit, all of which was borrowed during the six months ended June 30, 2005. It was necessary for the Company to finance certain obligations, such as the CBW and Tiber acquisitions, by utilizing the line of credit facility. In addition, the Company received cash of $5.8 million from stock option exercises and stock purchases by its employees.

Debt, Commitments and Capital

As of June 30, 2005, the Company maintained an unsecured revolving line of credit agreement for $175.0 million. On April 18, 2005, the Company amended its line of credit to increase the amount available from $150.0 million to $175.0 million, with the option to increase the credit facility up to $200.0 million over the term of the agreement. The amendment also extended the current term of the agreement to July 2008, from October 2005. In addition, National City Bank joined the existing bank consortium of LaSalle Bank, N.A., a subsidiary of ABN AMRO Bank N.V., U.S. Bank., Harris Trust and Savings Bank, and Fifth Third Bank, to support the line of credit agreement. The line of credit was amended to give the Company more financial flexibility to pursue strategic objectives, to make selective acquisitions and to support the growth of the Company.

Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal fund rates plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 0.75 percent. The line of credit agreement requires the Company to maintain certain financial ratios.

The Company was in compliance with the terms of its credit agreement as of June 30, 2005 and December 31, 2004. As of June 30, 2005, the Company had a $43.8 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding as of December 31, 2004.

As of June 30, 2005, the Company had commitments of $144.1 million, which consisted of $32.0 million in deferred business acquisition obligations, payable in cash and its common stock, $1.1 million cash obligations related to the Management Stock Purchase Plan (“MSPP”) agreements, and $111.1 million in lease commitments. As of June 30, 2005, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of June 30, 2005 and the scheduled years of payments (shown in thousands):

	2005	2006 to 2008	Thereafter	Total
Deferred business acquisition obligations	$2,250	$29,710	$—	$31,960
Cash obligations under MSPP agreements	1,062	—	—	1,062
Lease commitments	9,150	50,341	51,625	111,117

	$12,462	$80,051	$51,625	$144,139

On July 1, 2005, the Company paid $1.3 million of deferred business acquisition obligations related to the CapAdvisory acquisition, which was the second of three installments under the purchase agreement. In addition, on July 1, 2005, the Company paid $1.1 million for cash obligations under MSPP agreements, which was the final cash installment.

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

As of June 30, 2005, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the amended line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal fund rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 0.75 percent. Based on the line of credit balance as of June 30, 2005, a substantial rise in interest rate would not have a material effect on the Company’s financial position or operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

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

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that may have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is party to various lawsuits and claims in the ordinary course of business. While the outcome of these lawsuits and claims cannot be predicted with certainty, the Company does not believe that any of these lawsuits and claims will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2005, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed	Purchaser or Recipient	Assets Purchased
January 17, 2005	Common Stock	10,637	Section 4(2)	KI Holdings, LLC.	(b)

January 18, 2005	Common Stock	376,800	Section 4(2)	Tucker Alan, Inc.	(c)

April 1, 2005	Common Stock	40,304	Section 4(2)	Barrington Energy Partners, LLC	(c)

April 1, 2005	Common Stock	88,705	Section 4(2)	Keevan Consulting Group, LLC	(c)

April 1, 2005	Common Stock	39,632	Section 4(2)	Hunter & Associates Management Services, Inc.	(c)

April 15, 2005	Common Stock	64,322	Section 4(2)	Tiber Group, LLC	(b)

May 2, 2005	Common Stock	11,247	Section 4 (2)	Computer Forensics, Inc.	(b)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Assets purchased were substantially all of the assets of the recipient.
(c)	Amounts are deferred payment consideration under the purchase agreement to acquire substantially all of the assets of the recipient.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of the Company was held on May 4, 2005. The Company solicited proxies for the Annual Meeting pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder.

Two nominees, Mr. William M. Goodyear and Ms. Valerie B. Jarrett, were elected for a term expiring at the Annual Meeting of Shareholders in 2008. The vote for Mr. William M. Goodyear was 42,628,230 shares for and 3,093,088 shares to withhold authority. The vote for Ms. Valerie B. Jarrett was 42,469,549 shares for and 3,251,768 shares to withhold authority.

KPMG LLP was ratified as the Company’s independent accountants for the year 2005. The vote for such ratification was 44,591,495 shares for, 1,120,202 shares to withhold authority and 9,621 shares abstained.

The proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s total authorized shares of common stock to 150 million was approved. The vote for such approval was 36,714,100 shares for, 8,995,035 shares against and 12,182 shares abstained.

The proposal to adopt the 2005 Long-Term Incentive Plan was approved. The vote for such approval was 29,784,307 shares voted for, 11,211,766 shares voted against, and 27,372 shares abstained.

Item 5. Other Information

On July 15, 2005, the Company acquired the assets of A.W. Hutchison & Associates, LLC (“Hutchison”) for $26.5 million, which consisted of $17.5 million in cash and $1.7 million of the Company’s common stock paid at closing, and $3.0 million and $4.3 million payable in cash and its common stock, respectively, both in two equal installments in August 2006 and August 2007. As part of the Hutchison acquisition purchase price, the Company acquired $3.6 million in clients accounts receivable. The Company acquired Hutchison to add depth to its construction management analysis and dispute resolution services and to broaden its geographic presence.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed with the Form 10-Q:

Exhibit 3 Amended and Restated Certificate of Incorporation of the Company.

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

Date: August 9, 2005