Form 10-Q
period 2005-09-30
NAVIGANT CONSULTING INC
filed 2005-11-09
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 8, 2005, 50.5 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2005

“Navigant” is a service mark of Navigant International, Inc. The Company is not affiliated, associated, or in any way connected with Navigant International, Inc. and the Company’s use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,389	$36,897
Accounts receivable, net	167,686	111,157
Assets held for sale	—	5,816
Prepaid expenses and other current assets	6,973	5,633
Income taxes receivable	—	1,713
Deferred income taxes	9,111	5,142

Total current assets	196,159	166,358
Property and equipment, net	37,947	27,381
Goodwill and intangible assets, net	319,306	224,845
Other assets	2,274	223

Total assets	$555,686	$418,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$69,700	$—
Accounts payable and accrued liabilities	19,556	14,117
Accrued compensation-related costs	41,221	62,580
Income taxes payable	8,135	—
Other current liabilities	37,765	41,188

Total current liabilities	176,377	117,885
Non-current liabilities:
Deferred income taxes	4,400	1,618
Other non-current liabilities	5,879	10,630

Total non-current liabilities	10,279	12,248

Total liabilities	186,656	130,133

Stockholders’ equity:
Preferred stock	—	—
Common stock	54	53
Additional paid-in capital	494,599	444,827
Deferred stock issuance, net	16,625	19,612
Deferred compensation—restricted stock, net	(18,852)	(11,020)
Treasury stock	(60,466)	(63,853)
Accumulated deficit	(62,985)	(101,270)
Accumulated other comprehensive income	55	325

Total stockholders’ equity	369,030	288,674

Total liabilities and stockholders’ equity	$555,686	$418,807

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended September 30,
	2005	2004
Revenues before reimbursements	$131,411	$111,183
Reimbursements	19,503	15,106

Total revenues	150,914	126,289
Cost of services before reimbursable expenses	74,533	64,892
Reimbursable expenses	19,503	15,106

Total cost of services	94,036	79,998
Stock-based compensation expense	1,960	2,285
General and administrative expenses	25,795	21,508
Depreciation expense	2,621	2,149
Amortization expense	2,509	1,118
Restructuring costs	—	200

Operating income	23,993	19,031
Interest expense	1,321	683
Interest income	(61)	(60)
Other expense (income), net	63	(172)

Income before income taxes	22,670	18,580
Income tax expense	9,521	7,628

Net income	$13,149	$10,952

Basic net income per share	$0.26	$0.23
Shares used in computing basic net income per share	50,249	47,779
Diluted net income per share	$0.25	$0.22
Shares used in computing diluted net income per share	52,959	50,656

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the nine months ended September 30,
	2005	2004
Revenues before reimbursements	$374,817	$312,107
Reimbursements	50,224	40,706

Total revenues	425,041	352,813
Cost of services before reimbursable expenses	215,537	180,998
Reimbursable expenses	50,224	40,706

Total cost of services	265,761	221,704
Stock-based compensation expense	6,730	6,885
General and administrative expenses	71,183	63,402
Depreciation expense	7,096	6,198
Amortization expense	5,826	2,372
Restructuring costs	—	1,091
Litigation and settlements	—	385

Operating income	68,445	50,776
Interest expense	2,800	1,891
Interest income	(238)	(246)
Other income, net	(125)	(290)

Income before income taxes	66,008	49,421
Income tax expense	27,723	20,195

Net income	$38,285	$29,226

Basic net income per share	$0.77	$0.62
Shares used in computing basic net income per share	49,698	46,785
Diluted net income per share	$0.73	$0.58
Shares used in computing diluted net income per share	52,097	50,024

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$38,285	$29,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,096	6,198
Amortization expense	5,826	2,372
Stock-based compensation expense	6,730	6,885
Payments related to stock appreciation rights obligations	(1,387)	—
Tax benefit of issuances of common stock	4,765	9,152
Amortization of consultants’ non-solicitation agreements	914	1,339
Payments related to consultants’ non-solicitation agreements	(1,062)	(1,064)
Accretion of interest expense	830	749
Deferred income taxes	(1,187)	(529)
Other, net	(2)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(45,046)	(52,806)
Prepaid expenses and other current assets	(4,690)	(1,118)
Accounts payable and accrued liabilities	5,216	5,289
Accrued compensation-related costs	(10,680)	20,199
Income taxes payable	9,848	(2,214)
Other current liabilities	1,635	8,075

Net cash provided by operating activities	17,091	31,753

Cash flows from investing activities:
Purchases of property and equipment	(15,283)	(11,639)
Acquisitions of businesses, net of cash acquired	(81,388)	(53,303)
Payments of acquisition liabilities	(23,700)	(12,834)
Proceeds from divestiture of assets held for sale	3,220	—
Other, net	(1,416)	(201)

Net cash used in investing activities	(118,567)	(77,977)

Cash flows from financing activities:
Issuances of common stock	7,268	5,682
Borrowings from bank, net	69,700	18,000

Net cash provided by financing activities	76,968	23,682

Net decrease in cash and cash equivalents	(24,508)	(22,542)
Cash and cash equivalents at beginning of the period	36,897	38,402

Cash and cash equivalents at end of the period	$12,389	$15,860

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for these interim periods.

The statements of income for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

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

On July 15, 2005, the Company acquired the assets of A.W. Hutchison & Associates, LLC (“Hutchison”) for $26.5 million, which consisted of $17.5 million in cash and $1.7 million of the Company’s common stock paid at closing, and $3.0 million and $4.3 million payable in cash and its common stock, respectively, both payable in two equal installments in August 2006 and August 2007. As part of the Hutchison acquisition purchase price, the Company acquired $3.9 million in clients accounts receivable. The Company acquired Hutchison, which included 57 consultants, to add depth to its construction management analysis and dispute resolution services and to broaden its geographic presence.

On August 9, 2005, the Company acquired the stock of LAC, Ltd. (“LAC”), for $24.3 million, which consisted of $16.7 million in cash and $0.7 million of the Company’s common stock paid at closing and 0.1 million shares (valued at closing at $2.2 million) payable in three equal installment in August 2006, 2007, and 2008. The Company also paid $4.7 million for clients accounts receivable, payable in three equal monthly installments within three months of closing. LAC was formed in conjunction with a management buyout of the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., the risk consulting subsidiary of Marsh & McLennan Companies, Inc. The LAC acquisition, which included 54 consultants, strengthened the Company’s presence in Toronto and Ottawa, Canada and provides services in the Dispute, Investigative & Regulatory Advisory Services business segment.

Pro Forma Information

As noted above, the Company acquired CBW on February 8, 2005 and, accordingly, the income statements for the three and nine months ended September 30, 2005 include three months and approximately eight months, respectively, of operating results for CBW. The Company acquired Tucker Alan, Inc. (“Tucker”) on January 30, 2004 and, accordingly, the income statements for the three months and nine months ended September 30, 2004 includes three months and eight months, respectively, of operating results for Tucker. All of the operating results for Tucker have been included in the income statements for the three and nine months ended September 30, 2005. The Company acquired several additional businesses in 2004 and the nine months ended September 30, 2005. These acquired businesses were not included in the pro forma disclosures, as they were not deemed significant either individually or in the aggregate.

The following unaudited pro forma financial information (shown in thousands, except diluted net income per share) for the three months and nine months ended September 30, 2005 and 2004 presents the combined financial information as if the acquisitions of CBW and Tucker had been effective as of January 1, 2004. The unaudited pro forma financial information includes adjustments to CBW’s operating results as if CBW had been included in the Company’s operating results. The adjustments consist of amortization expense for acquired intangible assets with finite lives, salary compensation adjustments, incentive compensation-related adjustments and income tax expense adjustments. Tucker was acquired on January 30, 2004, and as such, includes similar pro forma adjustments for 2004.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Total revenues	$150,914	$133,132	$425,920	$374,172
Total cost of services	94,036	82,026	266,264	231,447
Stock-based compensation expense	1,960	2,442	6,796	6,885
General and administrative expenses	25,795	21,764	71,426	65,303
Depreciation expense	2,621	2,172	7,103	6,299
Amortization expense	1,858	2,144	4,301	5,626
Restructuring, litigation and settlement costs	—	200	—	1,476
Other expense, net	1,323	438	2,437	1,419
Income tax expense	9,794	9,025	28,389	22,781

Net income	$13,527	$12,921	$39,204	$32,936

Diluted net income per share	$0.25	$0.26	$0.75	$0.67

Note 3. Segment Information

During 2005, the Company realigned the business to coincide with the types of services provided and the requisite sales channels. As a part of this realignment, the Company organized its business segments to include two reportable business segments: Dispute, Investigative & Regulatory Advisory Services and Business Advisory Services. The Company evaluates the aforementioned segments’ performance and allocates resources based upon the operating results of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of dispute, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate legal counsels, law firms and corporate boards and special committees. The Business Advisory Services business segment provides strategic, operational, and technical management consulting services to the management of businesses in highly regulated industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise”, the Company identified these business segments as reportable segments. The types of services provided to clients not included in the two reportable business segments include financial and valuation advisory and claims advisory services. Transactions between segments have been eliminated and the Company has restated the 2004 segment revenues and profits to reflect the Company’s current business segments.

Information on the segment operations for the three and nine months ended September 30, 2005 and 2004 has been summarized and is presented in the table below (shown in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Dispute, Investigative & Regulatory Advisory Services	$69,553	$52,586	$189,558	$154,488
Business Advisory Services	65,749	61,434	187,050	163,472

Combined reportable segment revenues	135,302	114,020	376,608	317,960
All other	15,612	12,269	48,433	34,853

Total revenues	$150,914	$126,289	$425,041	$352,813

Segment profit:
Dispute, Investigative & Regulatory Advisory Services	$29,813	$21,227	$83,124	$64,770
Business Advisory Services	21,377	21,082	59,760	56,067

Combined reportable segment profit	51,190	42,309	142,884	120,837
All other	5,688	3,982	16,396	10,272

Total segment profit	$56,878	$46,291	$159,280	$131,109

Segment Profit and Statement of Income reconciliation:

Unallocated:
General and administrative expenses	$25,795	$21,508	$71,183	$63,402
Depreciation expense	2,621	2,149	7,096	6,198
Amortization expense	2,509	1,118	5,826	2,372
Stock-based compensation expense	1,960	2,285	6,730	6,885
Restructuring costs	—	200	—	1,091
Litigation and settlements	—	—	—	385
Other expense, net	1,323	451	2,437	1,355

Sub-total	34,208	27,711	93,272	81,688

Income before income taxes	$22,670	$18,580	$66,008	$49,421

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

Note 4. Goodwill and Intangible Assets:

Goodwill and other intangible assets consisted of (shown in thousands):

	September 30, 2005	December 31, 2004
Goodwill	$305,030	$219,202
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	299,605	213,777
Intangible assets:
Client lists	19,891	12,191
Non-compete agreements	8,900	6,100
Trade name	1,000	1,000
Other	8,699	4,740

Intangible assets, at cost	38,490	24,031
Less – accumulated amortization	(18,789)	(12,963)

Intangible assets, net	19,701	11,068

Goodwill and intangible assets, net	$319,306	$224,845

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company is required to do an annual goodwill impairment test. The Company completed its annual impairment test on May 31, 2005, there were no indications of impairment recognized as of that date. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of September 30, 2005, there is no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives.

The changes in carrying values of goodwill and intangible assets during the nine months ended September 30, 2005 are as follows (shown in thousands):

Total
Balance as of December 31, 2004 – Goodwill, net	$213,777
Balance as of December 31, 2004 – Intangible assets, net	11,068

Balance as of December 31, 2004 – Total	224,845
Goodwill acquired	85,828
Intangible assets acquired	14,459
Less – amortization expense	(5,826)

Balance as of September 30, 2005 – Total	$319,306

Goodwill and intangible assets:
Goodwill, net	$299,605
Intangible assets, net	19,701

Balance as of September 30, 2005 – Total	$319,306

As of September 30, 2005, goodwill and intangible assets, net of amortization, was $170.7 million for Dispute, Investigative & Regulatory Services, $102.3 million for Business Advisory Services, and $46.3 million for all other services.

The Company completed a preliminary allocation of the purchase price, including amounts assigned to goodwill and intangible assets and estimates of their related useful lives, for the acquisitions made in 2005, which include CBW, Tiber, Hutchison, and LAC. The CBW acquisition, which occurred on February 8, 2005, included $35.7 million in goodwill and $10.1 million in intangible assets as a part of the purchase price allocation. The $10.1 million in intangible assets included amounts assigned to non-compete agreement, client lists and backlog revenue. The Tiber acquisition, which occurred on April 15, 2005, included $8.4 million in goodwill. The Hutchison acquisition, which occurred on July 15, 2005, included $18.2 million in goodwill and $3.4 million in intangible assets as a part of the purchase price allocation. The $3.4 million in intangible assets included amounts assigned to non-compete agreements, client lists and backlog revenue. The LAC acquisition, which occurred on August 9, 2005, included $18.3 million in goodwill and $0.6 million in intangible assets as a part of the purchase price allocation. The Company is currently in the process of finalizing the purchase price allocation of the acquisitions made in 2005 and will make any necessary adjustments upon the completion of this process.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2004, based on intangible assets recorded at September 30, 2005, and includes $5.8 million of amortization expense recorded in the nine months ended September 30, 2005 (shown in thousands):

Year ending December 31,	Amount
2005	$8,272
2006	6,393
2007	4,675
2008	3,843
2009	2,163
Thereafter	181

Total	$25,527

Note 5. Net Income (Earnings) per share (EPS)

Basic net income (earnings) per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average of days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period.

For the three and nine months ended September 30, 2005 and 2004, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Common shares outstanding	49,831	46,951	49,078	46,041
Business combination obligations payable in a fixed number of shares	418	828	620	744

Basic shares	50,249	47,779	49,698	46,785
Employee stock options	926	1,543	1,055	1,912
Restricted shares and stock units	753	1,334	875	1,276
Business combination obligations payable in a fixed dollar amount of shares	756	0	254	0
Contingently issuable shares	275	0	215	51

Diluted shares	52,959	50,656	52,097	50,024

For the three and nine months ended September 30, 2005, the Company had stock options of 0.3 million which were excluded from the computation of diluted shares. These shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

In connection with certain business acquisitions, the Company is obligated to issue a contractually defined number of shares of common stock. The weighted average number of these shares is included in the basic earnings per share calculation. The Company is also obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average number of these shares is included in the diluted earnings per share calculation.

In accordance with SFAS No. 128, “Earnings Per Share”, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers tax benefits that reduce the dilutive effect of such shares being issued. These tax benefits are obtained from the difference between the Company’s market price of its common stock over the measurement (grant date) prices of the stock options, restricted shares and restricted stock units on the date the shares vest.

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2005 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at December 31, 2004	$288,674	47,868
Comprehensive income	38,015	—
Employee stock option exercises and stock purchases	7,268	697
Restricted stock issued to employees in lieu of annual incentive cash bonus	10,241	—
Tax benefit on stock options exercised and restricted stock vested	4,765	—
Amortization of restricted stock awards	7,095	—
Variable accounting stock-based compensation expense	(312)	—
Stock issued in acquisition-related transactions	13,284	790
Vesting of restricted stock to common stock	—	949

Stockholders’ equity at September 30, 2005	$369,030	50,304

In connection with the purchase agreement in the Tucker acquisition, which transaction occurred on January 30, 2004, the Company issued, in the first quarter of 2005, the second of three installments of 0.4 million shares of its common stock.

On July 1, 2005, the Company issued 0.3 million shares of its common stock related to restricted stock awards granted under the Management Stock Purchase Plan (“MSPP”).

The restricted stock issued to employees in lieu of annual incentive cash bonus was granted on March 1, 2005 and was related to services provided during 2004. The restricted stock vested September 1, 2005, six months from the grant date, and the Company issued 0.4 million shares of its common stock.

At the 2005 Annual Meeting of Stockholders of the Company held on May 4, 2005, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s total authorized shares of common stock from 75.0 million to 150.0 million.

Note 7. Stock-based Compensation Expense

Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term or service period for the fair market value of the restricted stock at grant date. In addition, stock-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Total stock-based compensation expense consisted of the following (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Amortization of restricted stock awards	$1,932	$1,874	$7,095	$5,771
Market value adjustment for variable accounting awards	28	411	(365)	1,114

Total stock-based compensation expense	$1,960	$2,285	$6,730	$6,885

Stock-based compensation expense attributable to employee consultants was $1.5 million and $1.7 million for the three month periods ended September 30, 2005 and 2004, respectively, and $5.5 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$13,149	$10,952	$38,285	$29,226
Add back: Stock-based compensation expense included in reported net income, net of related income tax effects	1,137	1,348	3,903	4,062
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,261)	(1,491)	(4,276)	(4,645)

Pro forma net income	$13,025	$10,809	$37,912	$28,643

Earnings per share:
Basic – as reported	$0.26	$0.23	$0.77	$0.62
Basic – pro forma	$0.26	$0.23	$0.76	$0.61
Diluted – as reported	$0.25	$0.22	$0.73	$0.58
Diluted – pro forma	$0.25	$0.21	$0.73	$0.57

For purposes of calculating compensation expense under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model for grants during the period were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2005		2004	2005	2004
Fair value of option grants	$	NA	$7.59	$9.08	$8.13
Expected volatility		58%	61%	58%	61%
Risk free interest rate		4.1%	3.4%	4.1%	3.4%
Dividend yield		0.0%	0.0%	0.0%	0.0%
Contractual or expected lives (years)		4.3	5.2	4.3	5.2

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	September 30, 2005	December 31, 2004
Billed amounts	$118,606	$78,764
Engagements in process	65,848	45,406
Allowance for uncollectible accounts	(16,768)	(13,013)

	$167,686	$111,157

Accounts receivable attributable to engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $88.0 million for the Dispute, Investigative & Regulatory Advisory Services Segment, $64.1 million for the Business Advisory Services Segment, and $15.6 million for other operating segments of the Company at September 30, 2005, compared with $60.7 million, $46.5 million and $4.0 million, respectively, as of December 31, 2004.

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

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	September 30, 2005	December 31, 2004
Furniture, fixtures and equipment	$40,223	$35,748
Software	14,115	12,514
Leasehold improvements	20,408	12,248
Land and buildings	3,555	3,563

	78,301	64,073
Less: accumulated depreciation and amortization	(40,354)	(36,692)

Property and equipment, net	$37,947	$27,381

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	September 30, 2005	December 31, 2004
Acquisition earnout obligations	$2,500	$11,176
Deferred business acquisition obligations	17,585	14,689
Deferred revenue	12,140	10,780
Deferred rent	4,820	2,386
Other liabilities	720	2,157

	$37,765	$41,188

The deferred business acquisition obligations of $17.6 million at September 30, 2005 consisted of cash obligations and fixed monetary obligations payable in shares of the Company’s common stock. The deferred business acquisition obligations of $17.6 million at September 30, 2005 includes $9.9 million which is the present value of the obligation associated with the Tucker acquisition, payable in cash in January 2006. The liability amounts have been discounted to net present value. The deferred business acquisition obligations of $14.7 million at December 31, 2004 primarily related to $13.0 million for the Tucker acquisition, which was paid in January 2005. During the nine months ended September 30, 2005, the Company reclassified the then current present value of $9.5 million related to the Tucker acquisition obligation from non-current to current.

Deferred revenue credits represent advance billings, by the Company to its clients, for services that have not been performed and earned.

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (shown in thousands):

	September 30, 2005	December 31, 2004
Deferred business acquisition obligations	$5,877	$10,213
Other non-current liabilities	2	417

	$5,879	$10,630

The deferred business acquisition obligation of $10.2 million at December 31, 2004 included $9.5 million for the Tucker acquisition, payable in January 2006, which was reclassified from non-current liabilities to current during the nine months ended September 30, 2005 and is included in Other Current Liabilities as of September 30, 2005. The deferred business acquisition obligation of $5.9 million at September 30, 2005 consisted of cash obligations and fixed monetary obligations payable in shares of the Company’s common stock.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the nine months ended September 30, 2005, as part of the purchase price for the acquisitions made during the period, the Company entered into commitments to issue shares of its common stock, with an aggregate value of $16.7 million at the closing dates. The commitment related to the CBW acquisition, which occurred on February 8, 2005, included $9.5 million in shares, valued at closing date, payable in three equal annual installments on the anniversary date over the three years from the closing date. The commitment related to the Hutchison acquisition, which occurred on July 15, 2005, included $4.3 million in shares, valued at closing date, payable in two equal installments on the first and second anniversaries of the closing date. The LAC acquisition, which occurred on August 9, 2005, included $2.2 million in shares, valued at closing date, payable in three equal installments in August 2006, 2007, and 2008.

For the nine months ended September 30, 2005 and September 30, 2004, the Company recorded $7.1 million and $5.8 million, respectively, for deferred compensation related to restricted stock and restricted stock units.

Other Information

Total interest paid during the nine months ended September 30, 2005 and 2004 was $1.9 million and $0.9 million, respectively. Total income taxes paid during nine months ended September 30, 2005 and 2004 were $14.4 million and $14.1 million, respectively.

Note 10. Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$13,149	$10,952	$38,285	$29,226
Foreign currency translation adjustment	86	38	(270)	(223)

Comprehensive income	$13,235	$10,990	$38,015	$29,003

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

Overview

The Company is a specialized, independent consulting firm providing dispute, financial, regulatory and operational advisory services to government agencies, legal counsel, and large companies facing the challenges of uncertainty, risk, distress, and significant change. The Company focuses on industries undergoing substantial regulatory or structural change, including the healthcare, energy, financial and insurance industries, and on the issues driving these transformations.

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

The Company acquired Casas, Benjamin & White, LLC (“CBW”) on February 8, 2005 and, accordingly, the income statements for the three months and nine months ended September 30, 2005 include three months and approximately eight months, respectively, of operating results for CBW. The Company acquired Tucker Alan, Inc. (“Tucker”) on January 30, 2004 and, accordingly, the income statements for the three months and nine months ended September 30, 2004 include three months and eight months, respectively, of operating results for Tucker. All of the operating results for Tucker have been included in the income statements for the three and nine months ended September 30, 2005. The Company acquired several additional businesses during 2004 and the nine months ended September 30, 2005 that were not deemed significant. The results of these acquired businesses were included in the Company’s financial statements from the date of acquisition.

The acquisitions made during the nine months ended September 30, 2005 contributed to the Company’s need to borrow under its unsecured revolving line of credit agreement. The Company anticipates borrowing under this unsecured revolving line of credit agreement for the remainder of 2005.

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

Revenue Recognition Policies

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. There are also client engagements where the Company is paid a fixed amount for its services. This may be one single amount covering the whole engagement or several amounts for various phases or functions. The recording of these fixed revenue amounts requires the Company to make an estimate of the total amount of work to be performed and revenues are then recognized on either a straight-line basis over the term of the agreement, or on a percentage of completion basis, or based on objectively determinable output measures. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

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

Results of Operations

The following table sets forth, for the indicated periods, selected income statement data as a percentage of revenues before reimbursements:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	14.8	13.6	13.4	13.0

Total revenues	114.8	113.6	113.4	113.0
Cost of services before reimbursable expenses	56.7	58.4	57.5	58.0
Reimbursable expenses	14.8	13.6	13.4	13.0

Total cost of services	71.5	72.0	70.9	71.0
Stock-based compensation expense	1.5	2.1	1.8	2.2
General and administrative expenses	19.6	19.3	19.0	20.3
Depreciation expense	2.0	1.9	1.9	2.0
Amortization expense	1.9	1.0	1.6	0.8
Restructuring costs	0.0	0.2	0.0	0.3
Litigation and settlements	0.0	0.0	0.0	0.1

Operating income	18.3	17.1	18.2	16.3
Other expense, net	1.0	0.4	0.6	0.5

Income before income taxes	17.3	16.7	17.6	15.8
Income tax expense	7.2	6.8	7.4	6.5

Net income	10.1%	9.9%	10.2%	9.3%

2005 compared to 2004 – For the three and nine month periods ended September 30.

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $131.4 million and $374.8 million for the three months and nine months ended September 30, 2005, respectively, compared to $111.2 million and $312.1 million for the corresponding periods of 2004, respectively, which represent increases in revenues before reimbursements of 18 percent and 20 percent, respectively.

Revenues before reimbursements for the three and nine months ended September 30, 2005 increased primarily as a result of higher employee headcount. The full time equivalent (“FTE”) consultant headcounts at September 30, 2005 and 2004 were 1,719 and 1,450, respectively. This represents a 19 percent increase in the FTE consultant headcount. The FTE consultant headcount increase was primarily a function of new employee hires from the Company’s ongoing recruiting efforts, as well as the Company’s business acquisition program. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had the largest impact within the periods. The consultant utilization rate was 71 percent for both the three months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005, the consultant utilization rate was 71 percent, compared to 74 percent for the same period in 2004.

Cost of Services before Reimbursable Expenses. Costs of services before reimbursable expenses were $74.5 million and $215.5 million for the three months and nine months ended September 30, 2005, respectively, compared to $64.9 million and $181.0 million for the corresponding periods in 2004, which represent increases in costs of services before reimbursable expenses of 15 percent and 19 percent, respectively.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. Commensurate with increased employee headcount, recruiting, training and direct sales related costs also increased.

Cost of services before reimbursable expenses includes an estimate of amounts related to consultant incentive compensation. Incentive compensation is structured to reward consultants based on business performance. The amount of consultant incentive compensation expense is lower for the three and nine months in 2005 when compared with the same periods in 2004. This decline in incentive compensation is offset by increased consultant salaries expense.

Stock-based Compensation Expense. Stock-based compensation expense includes compensation expense related to restricted shares, restricted stock units, stock appreciation rights, and certain stock options awarded to the Company’s employees. Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over their vesting term based on the fair market value at grant date. The Company expects to continue to grant restricted stock as part of the costs to recruit and retain consulting personnel. Certain stock options and stock appreciation rights (“variable accounting awards”) are subject to variable accounting treatment. Compensation expense (or credit) for the variable accounting awards is recorded quarterly for the increase (or decrease) in the market price of the Company’s common stock above the grant prices. For the three month and nine month periods ended September 30, 2005, stock-based compensation expense was $2.0 million and $6.7 million, respectively, compared to $2.3 million and $6.9 million for the corresponding periods in 2004.

As of September 30, 2005, the number of awards subject to variable accounting was less than 0.1 million, all of which related to certain stock options.

The agreements for certain restricted stock awards outstanding at September 30, 2005 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may be required to accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in stock-based compensation expense from period to period.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $4.3 million, or 20 percent, and $7.8 million, or 12 percent, for the three and nine months ended September 30, 2005, respectively. The increases were primarily a result of costs necessary to support a larger organization. General and administrative expenses were 20 percent and 19 percent of revenues before reimbursements for the three months and nine months ended September 30, 2005, respectively, compared to 19 percent and 20 percent for the corresponding periods in 2004.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets derived from the purchase price allocation of certain business acquisitions. Amortization recorded for intangible assets includes covenants not-to-compete, client lists, and backlog revenue.

For the three and nine months ended September 30, 2005, amortization expense was $2.5 million and $5.8 million, respectively, compared to $1.1 million and $2.4 million for the corresponding periods in 2004. The increase in amortization expense was primarily due to the amortization of intangible assets acquired as part of the CBW acquisition, which transaction closed on February 8, 2005 and the Hutchison acquisition, which closed on July 15, 2005. The amortization recorded related to acquisitions consummated during the nine months ended September 30, 2005 was based on a preliminary purchase price allocation of goodwill and identifiable intangible assets. The Company is amortizing the identifiable intangible assets over their related estimated useful lives. The Company is currently in the process of completing the purchase price allocation, including a review of the useful lives of the acquired identifiable intangible assets, related to the acquisitions consummated during the nine months ended September 30, 2005.

Client Engagements

The Company has a large consulting contract with the County of Los Angeles to provide executive management consulting services to the King/Drew Medical Center. The County questioned the Company’s billing for certain services and expenses. The Company has satisfactorily resolved the expense issue and is working with the County to complete the audit of services on this engagement. The Company has been awarded a contract extension of up to six months beyond its current expiration date. The contract was set to expire on October 31, 2005.

Human Capital Resources

The Company had 1,784 billable consultants as of September 30, 2005, compared to 1,504 as of September 30, 2004. The FTE consultant headcounts at September 30, 2005 and 2004 were 1,719 and 1,450, respectively. The average number of FTE consultants during the nine months ended September 30, 2005 and 2004 was 1,531 and 1,187, respectively. The average numbers of FTE consultants during the three months ended September 30, 2005 and 2004 were 1,570 and 1,256, respectively. The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the period. The consultant headcount increase was primarily a function of new employee hires from the Company’s ongoing recruiting efforts, as well as the Company’s business acquisition program.

Liquidity and Capital Resources

Summary

The Company had approximately $12.4 million in cash and cash equivalents at September 30, 2005, compared to $36.9 million at December 31, 2004. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less. Working capital, the excess of current assets over current liabilities, at September 30, 2005 was $19.8 million, compared to $48.5 million at December 31, 2004. The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 93 days at September 30, 2005 compared to 71 days at December 31, 2004. Revenues for the third quarter of 2005 increased by 17 percent compared with 2004 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 55 percent to $155.5 million at September 30, 2005, from $100.4 million at December 31, 2004.

Cash Flow

Net cash provided by operating activities was $17.1 million for the nine months ended September 30, 2005. The Company’s net income was $38.3 million, which reflected $12.9 million of depreciation and amortization, and $6.7 million of stock-based compensation expense. Several factors significantly affected the Company’s net operating cash flows during the nine months ended September 30, 2005. First, the Company disbursed the annual incentive compensation payment during the first quarter 2005 and, accordingly, the Company’s accrued compensation-related costs liability decreased by $10.7 million. Second, the Company’s cash flows were affected by a $45.0 million increase in accounts receivable, which was a result of increased revenue generation and slower collections.

Net cash used in investing activities was $118.6 million. The Company paid $105.1 million for acquisition-related transactions during the nine months ended September 30, 2005, which included payments related to acquisitions of businesses in 2005 and payments relating to businesses acquired prior to 2005. The payments relating to businesses acquired in 2005 required $81.4 million of cash payments at or subsequent to closing, which included $38.0 million for CBW, $20.1 million for LAC, $17.5 million for Hutchison and $4.3 million for Tiber. The Company paid $13.0 million for the second installment of the purchase price related to Tucker, which was acquired in January 2004, and $1.3 million, in total, for obligations related to the CapAdvisory and Invalesco acquisitions. The Company also paid $9.5 million for additional purchase price amounts for other acquisitions prior to 2005. The payments were contingent on the achievement of certain revenue and gross margin targets reached by the consultants of the acquired businesses. In addition, the Company expended $15.3 million for capital spending, which was predominately related to computer purchases, furniture for its facilities, and leasehold improvements in certain offices. In January 2005, the Company received $3.2 million in cash related to a sale of certain assets.

Net cash provided by financing activities was $77.0 million. As of September 30, 2005, the Company had $69.7 million of bank borrowings under its line of credit, all of which was borrowed during the nine months ended September 30, 2005. It was necessary for the Company to finance certain obligations, such as the acquisitions consummated during the period, by utilizing the line of credit facility. In addition, the Company received cash of $7.3 million from stock option exercises and stock purchases by its employees.

Debt, Commitments and Capital

As of September 30, 2005, the Company maintained an unsecured revolving line of credit agreement for $175.0 million. On April 18, 2005, the Company amended its line of credit to increase the amount available from $150.0 million to $175.0 million, with the option to increase the credit facility up to $200.0 million over the term of the agreement. The amendment also extended the current term of the agreement to July 2008, from October 2005. In addition, National City Bank joined the existing bank consortium of LaSalle Bank, N.A., a subsidiary of ABN AMRO Bank N.V., U.S. Bank, Harris Trust and Savings Bank, and Fifth Third Bank, to support the line of credit agreement. The line of credit was amended to give the Company more financial flexibility to pursue strategic objectives, to make selective acquisitions and to support the growth of the Company.

Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the federal funds rates plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 0.75 percent. The line of credit agreement requires the Company to maintain certain financial ratios.

The Company was in compliance with the terms of its credit agreement as of September 30, 2005 and December 31, 2004. As of September 30, 2005, the Company had a $69.7 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding as of December 31, 2004.

As of September 30, 2005, the Company had commitments of $157.2 million, which consisted of $41.1 million in deferred business acquisition obligations, payable in cash and its common stock, $2.5 million in earnout obligations, and $113.7 million in lease commitments. As of September 30, 2005, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of September 30, 2005 and the scheduled years of payments (shown in thousands):

	2005	2006 to 2008	Thereafter	Total
Deferred business acquisition obligations	$2,136	$38,929	$—	$41,065
Acquisition earnout obligations	2,500	—	—	2,500
Lease commitments	4,910	54,367	54,377	113,654

	$9,546	$93,296	$54,377	$157,219

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

As of September 30, 2005, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Based on the line of credit balance as of September 30, 2005, a substantial rise in interest rate would not have a material effect on the Company’s financial position or operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

Other than the line of credit obligation and certain deferred purchase price obligations discussed above, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which exposes the Company to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial in relation to the Company’s consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that may have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, in Navigant Consulting, Inc. v. Wilkinson et al., the Company sued two former employees in federal court for breach of contract and certain other matters arising out of their departures from the Company. In August 2005, a federal court jury in Dallas found that the two former employees had breached their fiduciary duties, their contractual obligations and Texas trade secrets laws and awarded the Company $4.2 million in compensatory and punitive damages, plus attorneys fees. The two defendants filed petitions for bankruptcy in September 2005. The Company has not recorded, to date, any amount associated with a monetary recovery from this award.

From time to time the Company is party to various lawsuits and claims in the ordinary course of business. While the outcome of these lawsuits and claims cannot be predicted with certainty, the Company does not believe that any of these lawsuits and claims will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2005, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed	Purchaser or Recipient	Assets Purchased
January 17, 2005	Common Stock	10,637	Section 4(2)	KI Holdings, LLC	(b)

January 18, 2005	Common Stock	376,800	Section 4(2)	Tucker Alan, Inc.	(c)

April 1, 2005	Common Stock	40,304	Section 4(2)	Barrington Energy Partners, LLC	(c)

April 1, 2005	Common Stock	88,705	Section 4(2)	Keevan Consulting Group, LLC	(c)

April 1, 2005	Common Stock	39,632	Section 4(2)	Hunter & Associates Management Services, Inc.	(c)

April 15, 2005	Common Stock	64,322	Section 4(2)	Tiber Group, LLC	(b)

May 2, 2005	Common Stock	11,247	Section 4 (2)	Computer Forensics, Inc.	(b)

July 15, 2005	Common Stock	93,365	Section 4 (2)	A. W. Hutchison & Associates, LLC	(b)

August 9, 2005	Common Stock	37,860	Section 4 (2)	LAC, Ltd.	(b)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Assets purchased were substantially all of the assets of or the interest in the recipient.
(c)	Amounts are deferred payment consideration under the purchase agreement to acquire substantially all of the assets of the recipient.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed with the Form 10-Q:

Exhibit 31.1 – Rule 13a - 14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2 – Rule 13a - 14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1 and 32.2 – Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

Date: November 8, 2005