Form 10-K
period 2005-12-31
NAVIGANT CONSULTING INC
filed 2006-03-16
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of March 14, 2006, approximately 51.4 million shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2005, was approximately $0.9 billion. The Registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on May 3, 2006, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Statements included in this Annual Report on Form 10-K, which are historic in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, margins and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1.    Business.

General

Navigant Consulting, Inc. (NYSE: NCI) is an independent specialty consulting firm combining deep industry expertise and integrated solutions to assist companies and their legal counsel in addressing the challenges of uncertainty and risk, and leveraging opportunities for overall business model improvement. Professional services include dispute, investigative, operational and business advisory, risk management and regulatory advisory, and transaction advisory solutions. “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. (NCI) is not affiliated, associated, or in any way connected with Navigant International, Inc. and NCI’s use of “Navigant” is made under license from Navigant International, Inc.

The Company is a Delaware corporation headquartered in Chicago, Illinois. The Company’s executive office is located at 615 North Wabash Avenue, Chicago, Illinois 60611. Its telephone number is (312) 573-5600. The Company’s common stock is traded on the New York Stock Exchange under the symbol “NCI”.

(a) General Development of Business

The Company had its initial public offering in 1996 and three subsequent public offerings, one in 1997 and two in 1998. The Company’s current management team was installed in 2000. From 2001 to 2005, the Company acquired eighteen consulting firms that were complementary to its current businesses. The most significant acquisitions during this period were Hunter & Associates Management Services, Inc. (“Hunter”), which occurred in 2002, Tucker Alan, Inc. (“Tucker”), which occurred in 2004, and Casas, Benjamin & White, LLC (“CBW”), which occurred in 2005. The Company is required to furnish, for comparative disclosure purposes, pro forma financial information related to significant acquisitions. The Company has disclosed in the notes to the Company’s consolidated financial statements the pro forma financial information relating to the Tucker and CBW acquisitions.

(b) Financial Information about Business Segments

During 2005, the Company realigned the business to coincide with the types of services provided and its sales channels. As a part of this realignment, the Company organized its business segments to include two reportable business segments: Dispute, Investigative & Regulatory Advisory Services and Business, Financial & Operational Advisory Services. The Company evaluates the aforementioned segments’ performance and allocates resources based upon the operating results of the business segments. Each business segment has direct responsibility and accountability for its strategy, expenses and profits. The Company’s consultants have the autonomy and authority to seek, engage, and complete assignments. This business model and the Company’s experience, reputation and industry focus enable it to compete effectively in the business and professional services consulting marketplace.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of dispute, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate counsels, law firms and corporate boards and special committees. The Business, Financial & Operational Advisory Services business segment provides strategic, operational, and technical management consulting services to the management of businesses in highly regulated industries, including the healthcare, energy, financial and insurance industries.

Segment operating revenues and segment operating profits (together with a reconciliation to operating income) attributable to each segment for each of the last three years are set forth in Note 4 in the notes to the Company’s consolidated financial statements.

The relative percentages of operating revenue attributable to each segment were as follows:

	2005	2004	2003
Dispute, Investigative & Regulatory Advisory Services	43.7%	43.5%	36.3%
Business, Financial & Operational Advisory Services	44.8%	46.8%	49.0%
All other	11.5%	9.7%	14.7%

Total	100.0%	100.0%	100.0%

The relative percentages of operating profits attributable to each segment were as follows:

	2005	2004	2003
Dispute, Investigative & Regulatory Advisory Services	49.9%	49.0%	43.1%
Business, Financial & Operational Advisory Services	40.0%	43.2%	44.0%
All other	10.1%	7.8%	12.9%

Total	100.0%	100.0%	100.0%

Segment operating profits as a percentage of segment revenue were as follows:

	2005	2004	2003
Dispute, Investigative & Regulatory Advisory Services	43.1%	41.5%	43.4%
Business, Financial & Operational Advisory Services	33.7%	34.1%	32.8%
All other	33.3%	29.6%	32.0%

Total segment operating profit	37.7%	36.9%	36.5%

The information presented above does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts, related to specific reporting segments, have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance.

(c) Narrative Description of Business

Overview

The Company markets its services directly to senior and mid-level executives including corporate counsels, law firms, corporate boards, corporate executives and special committees. A variety of business development and marketing channels are used to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. New engagements are sought and won by the Company’s senior and mid-level consultants. Future performance will continue to depend on the consultants’ ability to win new engagements.

A significant portion of new business arises from prior client engagements. In addition, the Company seeks to leverage its client relationships in one business segment to cross sell existing services provided by the other segment. Clients frequently expand the scope of engagements during delivery to include follow-on, complementary activities. In addition, an on-site presence affords the Company’s consultants the opportunity to become aware of, and to help define, additional project opportunities as they are identified.

The Company derives its revenues primarily from fees and reimburseable expenses for professional services. A substantial majority of the Company’s revenues are generated under hourly rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where the Company is paid a fixed amount for its services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries and incentive compensation. The Company believes that consultants’ total compensation is competitive with other companies in the industry. Incentive compensation is structured to reward consultants based on the Company’s and the individuals performance.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses includes office rent for the Company’s primary locations.

Service Offerings

The Company provides wide and varied service offerings to its broad client base. The Company considers the following to be the Company’s key professional services: dispute, investigative, financial, operational and business advisory services, risk management and regulatory advisory services, and transaction advisory solutions services.

Industry Sectors

The Company provides services to and focuses on industries undergoing substantial regulatory or structural change. The Company’s service offerings are relevant to most industries and the public sector. However, the Company has significant industry-specific knowledge and a large client base in the construction, energy, financial, insurance and healthcare industries. Additionally, the Company has a strong client presence in the public sector, including federal, state and local governmental agencies. The Company has a long history of work for defendants, insurers and reinsurers in the asbestos and other product liability fields.

Human Capital

As of December 31, 2005, the Company had 2,276 employees, including 1,705 Full Time Equivalent (“FTE”) consultants. Revenues are primarily generated from services performed by the Company’s consultants;

therefore, success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, the Company employs internal recruiters, retains executive search firms, and utilizes personal and business contacts to recruit professionals with significant subject matter expertise and / or consulting experience. Consultants are drawn from the industries the Company serves, accounting and other consulting organizations, and top rated colleges and universities. The Company seeks to retain its consultants by offering competitive packages of base and incentive compensation, equity ownership, and benefits.

Independent contractors supplement the Company’s consultants on certain engagements. The Company has found that the practice of retaining independent contractors on a per-engagement basis provides flexibility in adjusting professional personnel levels in response to changes in demand for the Company’s professional services.

In addition to the employees and independent contractors discussed above, the Company has acquired and seeks to acquire consulting businesses to add both highly skilled professionals and enhance the services offered by the Company. Some of the acquired businesses were direct competitors to the Company, while others had been retained as independent contractors to supplement certain engagements. The Company believes that the strategy of selectively acquiring consulting businesses and consulting capabilities strengthens its platform, market share and overall operating results.

In connection with recruiting activities and business acquisitions, the Company’s policy is to obtain non-solicitation covenants from senior and some mid-level consultants. Many of these covenants have restrictions that extend 12 months beyond the cessation of employment. The Company utilizes these contractual agreements to reduce the risk of attrition and to safeguard the Company’s existing clients, staff and projects.

The Company continually reviews and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash incentive compensation, and other cash and equity incentives from certain Company programs, to monitor that the consultants’ compensation is competitive within the industry, consistent with the Company’s performance and provides the Company the ability to achieve target profitability levels. Material changes to the Company’s compensation structure are made with the requisite approval of the Compensation Committee of the Company’s Board of Directors. The Company’s bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts those bill rates according to the supply and demand of the then-current market conditions for the services offerings and within the various industry served by the Company.

In addition, the Company’s compensation program requires certain senior consulting leaders to receive payment of a portion of their compensation in restricted stock instead of cash, and the Company also establishes certain equity ownership requirements of its senior level employees.

Competition

The market for consulting services is intensely competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the national accounting firms, and other local, regional, national, and international firms. Many of these companies are global in scope and have greater personnel, financial, technical, and marketing resources than the Company. The Company believes that its independence, experience, reputation, industry focus, and broad range of professional services will enable it to compete effectively in the consulting marketplace.

(d) Other Matters

Concentration of Revenues

Revenues earned from the Company’s top 20 clients amounted to 26 percent, 33 percent and 36 percent of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. There were no clients that accounted for more than 5 percent of its total revenues for the years ended December 31, 2005 and December 31, 2003. The Company had one client from its Dispute, Investigative & Regulatory Advisory Service Consulting segment that accounted for more than 5 percent of its total revenues for the year ended December 31, 2004. The mix of the Company’s largest clients may change from year to year.

International Operations

The Company has an international presence with offices in the United Kingdom, Canada, China and the Czech Republic. In addition, the Company has clients based in the United States of America that have international operations. No country, other than the United States of America, accounted for more than 5 percent of the Company’s total annual revenues in any of the three years ended December 31, 2005.

New York Stock Exchange Disclosures

The names of the Company’s directors are Thomas A. Gildehaus, William M. Goodyear, Valerie B. Jarrett, Peter B. Pond, Samuel K. Skinner and James R. Thompson. The members of the Audit Committee of the Board of Directors are Messrs. Gildehaus (Chairman), Pond, Skinner, and Ms. Jarrett. The members of the Compensation Committee of the Board of Directors are Messrs. Skinner (Chairman), Gildehaus, Pond, and Ms. Jarrett. The members of the Executive Committee of the Board of Directors are Messrs. Goodyear (Chairman), Skinner and Thompson. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Jarrett (Chairman) and Messrs. Skinner and Gildehaus. The name of the Registrant’s transfer agent and registrar is La Salle Bank.

The chief executive officer of the Company has certified to the New York Stock Exchange that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards. The Company’s chief executive officer and chief financial officer have filed with the SEC their respective certifications in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K in response to Section 302 of the Sarbanes-Oxley Act of 2002.

Available Information

Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance guidelines and codes of business standards and ethics, and the Company’s transfer agent and registrar through the Company’s website free of charge (as soon as reasonably practicable after reports are filed with the SEC in the case of periodic reports) by going to www.navigantconsulting.com and searching under Investor Relations/SEC Filings. Such information, which is provided for convenience but is not incorporated by reference into this Annual Report on Form 10-K, is available in print to any shareholder who requests it in writing from the Company. Such requests should be submitted to the address Navigant Consulting, Inc. 615 North Wabash Avenue, Chicago, Illinois 60611, Attention: Mary Rosinski.

Item 1A.    Risk Factors

In addition to other information contained in this Annual Report on Form 10-K and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating the Company and its business. Such factors could have a significant impact on the Company’s business, operating results and financial condition.

The Company’s inability to retain and, as necessary, strengthen our executive management team would be detrimental to the success of our business.

The Company relies heavily on a small group of senior executives and retaining their services is important to our future success. As the Company continues to expand, the executive management will face increasing challenges and the possible need to supplement or expand the existing team, as well as a necessary succession plan. Any failures in this regard could impact, among other factors, the Company’s revenues, growth and profitability.

The Company’s inability to retain highly skilled consulting professionals could have a material adverse effect on the Company.

The Company relies heavily on its consulting staff and management team. The Company’s success depends, in large part, on its ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and the Company’s inability to attract and retain adequate numbers of consultants and managers could have a serious effect on its ability to meet client needs. A loss of a significant number of its employees could have a serious negative effect on the Company.

The Company’s profitability will suffer if it is not able to maintain current pricing and utilization rates.

The Company revenues, and thereby its profitability, is largely a function of the bill rates and the utilization rate of its professionals. Accordingly, if the Company is not able to maintain the pricing for its services or an appropriate utilization rate for its professionals, revenues, project profit margins and the Company’s profitability will suffer. Pricing pressures could result in permanent changes in pricing policies and project profit margins. Bill rates and utilization rates are affected by a number of factors, including:

•	Management’s ability to predict future demand for services and maintain the appropriate headcount without significant underutilized personnel;

•	Management’s ability to transition employees from completed projects to new engagements;

•	The Company’s clients’ perceptions of its ability to add value through its services;

•	The pricing of its competitor’s services;

•	The market demand for the services provided by the Company;

•	The Company’s ability to manage attrition rates; and

•	Management may not be able to manage significantly larger and more diverse workforces as the Company increases the number of its professionals and executes its growth strategies.

The Company’s use of equity- based compensation could impact its ability to attract, retain and motivate key employees, if the Company’s stock price declines.

Any excessive volatility or decline in the common stock could impair the Company’s ability to use equity-based compensation to attract, retain and motivate key employees. Compensation and retention related issues represent a continuing challenge for the Company.

The Company faces significant challenges in achieving and managing growth. Failure to meet these management challenges could have a material adverse effect on the future profitability of the Company.

The increased scale and complexity of the Company’s businesses may require additional management systems that the Company may not be able to implement in a timely manner. The challenges of achieving and managing sustained growth may cause strain on the Company’s management team and the Company’s systems. If the Company is unsuccessful in meeting these challenges, this may impair the Company’s financial results, competitive position and ability to retain its professionals.

The Company may be exposed to potential risks if the Company is unable to maintain effective internal controls.

If the Company fails to maintain adequate internal controls over financial reporting or fails to implement necessary new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, the Company may fail to meet its public reporting requirements on a timely basis, or be unable to adequately report on its business and the results of operations. This could have a material adverse effect on the market price of the Company’s stock. Finally, the inherent limitations of internal control over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls.

Regulatory and legislative changes affecting the Company, its clients, competitors, or staff could have an impact on the Company’s business.

Many of the Company’s clients are in highly regulated industries such as the healthcare, energy, financial institutions and insurance industries. Regulatory and legislative changes in these industries, including asbestos reform litigation, could impact the market for the Company’s service offerings and could render its current service offerings obsolete. In addition, regulatory and legislative changes could impact the competition for consulting services. This change could have either increase or decrease the Company’s competitive position compared with the Company’s competitors.

The Company’s client engagements are generally short term in nature, less than one year, and may be terminated. The Company’s inability to attract business from new or existing clients could have a material adverse effect on the Company.

The Company’s inability to continually replace a significant portion of current engagements with new engagements would have an adverse effect on the Company’s ability to meet its current and future commitments.

Many of the client engagement agreements can be terminated by the Company’s clients with little or no notice and without penalty. For example, in engagements related to litigation, if the litigation is settled, our engagement for those services usually is no longer necessary and is promptly terminated. The Company also is retained by clients where the work involves multiple engagements or stages. In such engagements, there is a risk that a client may choose not to retain the Company for additional stages of an engagement or that a client will cancel or delay additional planned engagements. The Company’s engagements are usually relatively short-term in comparison to its office-related expenses and other infrastructure commitments.

Additionally, the above mentioned factors limit the Company’s ability to predict future revenues and required professional staffing. If the Company inaccurately predicts its future revenues, this can impact its financial results.

The Company’s client engagements and revenues are frequently event-driven and therefore difficult to forecast.

The Company markets its services as assisting companies and their legal counsel in addressing the challenges of uncertainty and risk, and leveraging opportunities for overall business improvement. In the past, the Company has derived significant revenues from events as inherently unpredictable as the California energy crisis, the Sarbanes-Oxley Act of 2002, and Hurricane Katrina. Such events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for such challenges. These factors limit the Company’s ability to predict future revenues and required professional staffing. If the Company inaccurately predicts its future revenues, this can impact its financial results.

The Company has invested in specialized systems, processes and intellectual capital for which the Company may fail to recover its investment or which may become obsolete.

Specialized systems and processes have been developed by the Company and provide a competitive advantage in serving current clients and obtaining new clients. Additionally, many of the Company’s service offerings rely on technology that is subject to rapid change. The Company’s intellectual capital, in certain service offerings, may be rendered obsolete due to new governmental regulation.

The Company’s unsuccessful client engagements could result in damage to its professional reputation or legal liability which could have a material adverse effect on the Company.

The professional reputation of the Company and its consultants is critical to the Company’s ability to successfully compete for new client engagements and attract or retain professionals. Any factors that damage the Company’s professional reputation could have a material adverse effect on the Company’s business.

In addition, the Company’s engagements are subject to the risk of legal liability. Any public assertion or litigation alleging that the Company’s services were negligent or that the Company breached any of its obligations to a client could expose the Company to significant legal liabilities, could distract its management and could damage its reputation. The Company carries professional liability insurance, but such insurance may not cover every type of claim or liability that could potentially arise from the Company’s engagements. In addition, the limits of our insurance coverage may not be adequate to cover a particular claim, a group of claims, and the costs of defense.

Some of the work that the Company does involves greater risk than ordinary consulting engagements.

The Company does work for clients that for financial, legal or other reasons may present higher than normal risks. While the Company attempts to identify such higher risk engagements and higher risk clients in time to avoid unnecessary risks or to limit our potential exposure, these efforts may be ineffective and a professional error or omission in one or more of these higher-risk engagements could have a material adverse impact on our financial condition. Examples of such higher risk engagements include, but are not limited to:

•	interim management engagements, usually in hospitals and other healthcare providers;

•	expert witness engagements;

•	corporate restructuring engagements, both inside and outside bankruptcy proceedings;

•	fairness opinions;

•	compliance effectiveness opinions;

•	actuarial opinions with respect to insurance company loss reserves;

•	estimates of asbestos-related and other mass tort insurance recoveries for financial reporting purposes by public companies and other clients; and

•	Independent consultant’s reports in support of bond financings.

As the Company becomes larger, the Company increasingly encounter professional conflicts of interest.

As independent consultants, the Company generally does not have duties of undivided loyalty to specific clients. However, if the Company is unable to accept new engagements for any reason, our consultants may become underutilized or discontented, which may adversely affect our revenues and results of operations for future periods and may also create challenges for the Company in retaining such consultants. In addition, although the Company has systems and procedures to identify potential conflicts prior to accepting each new engagement, those systems are not fool-proof and undetected conflicts may result in damage to our reputation and professional liability.

The Company cannot be certain that it will be able to raise capital or obtain debt financing to execute future acquisitions or to meet required working capital needs.

The Company maintains a revolving line of credit agreement to assist in funding short-term and long-term cash requirements from normal operations. This agreement contains certain covenants requiring, among other things, a minimum level of earnings. Poor performance of the Company could cause the Company to be in default of these existing covenants. In addition, the current agreement may not be sufficient to meet the future needs of the business if a decline in financial performance occurs.

If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for uncollectability would likely be required.

The Company may not be able to acquire businesses in the future and already acquired business may not achieve expected results.

The Company may fail to achieve a return of its capital on certain business acquisitions. The financing of these acquisitions through cash, borrowings or common stock could impair liquidity or cause significant stock dilution.

The substantial majority of the purchase price the Company pays for acquired businesses is related to intangible assets and the value of these assets may not be realized.

The acquired business culture may not integrate into the Company’s culture. The Company may not achieve synergies sought in certain acquisitions. The acquired businesses clients and employees may not transfer to the Company. Any of these issues caoul have a material adverse effect on the Company.

As the Company’s work with governmental clients increases, this increases the risks inherent in the governmental contracting process.

The Company does work for various municipal, state and federal entities and agencies. These projects have risks that include, but are not limited to the following:

•	Government entities reserve the right to audit the Company’s contract costs, including allocated indirect costs, and conduct inquiries and investigations of the Company’s business practices with respect to government contracts. If the government finds that the costs are not reimbursable then the Company will not be allowed to bill for them, or the cost must be refunded to the government if it has already been paid to the Company. Findings from such an audit also may result in being required to prospectively adjust previously agreed rates for work and affect future margins.

•	If a government client discovers improper or illegal activities in the course of audits or investigations, the Company may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy.
•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

The impact of any of the occurrences or conditions described above could affect not only business with the particular government agency involved, but also other agencies of the same or other governmental entities. Depending on the size of the project or the magnitude of the potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on the Company’s business or results of operations.

The Company is subject to unpredictable risks of litigation.

Reference is made to the discussion of the City of Vernon arbitration in Item 3, “Legal Proceedings”. Although the Company’s policy is to avoid litigation whenever possible, from time to time the Company is party to various lawsuits and claims in the ordinary course of business. Such disputes may arise, for example, from client engagements, employment issues, regulatory actions, corporate acquisitions, real estate and other business transactions. The costs and outcome of those lawsuits or claims cannot be predicted with certainty, and may be worse than we can foresee. As stated in Item 3, an adverse award in the City of Vernon arbitration could have a material adverse effect on the Company.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company owns a 16,500 square foot building located in Chicago, Illinois, which is used as the Company’s executive offices. In addition to the executive offices, the Company has 62 operating leases for office facilities, principally in the United States. Due to acquisitions and growth, the Company often times has more than one operating lease in the cities in which the Company is located. Additional space may be required as the business expands geographically, but the Company believes it will be able to obtain suitable space as needed. Following are the Company’s principal locations in the United States with the indicated cities, alphabetized by state:

Arizona—Phoenix	Georgia—Atlanta	New York—New York City
California—Glendale	Illinois—Chicago	New York—Westbury
California—Los Angeles	Illinois—Skokie	Pennsylvania—Philadelphia
California—Palo Alto	Maryland—Baltimore	Pennsylvania—Pittsburgh
California—Sacramento	Massachusetts—Boston	Tennessee—Nashville
California—San Francisco	Massachusetts Burlington	Texas—Austin
California—San Mateo	Michigan—Detroit	Texas—Dallas
Colorado—Denver	Minnesota—Minneapolis	Texas—Houston
Connecticut—Fairfield	New Jersey—Marlton	Virginia—Richmond
District of Columbia Washington	New Jersey—Princeton	Virginia—Vienna
Florida—Tampa Bay	New York—Albany	Washington—Seattle

Following are the principal offices located in international cities:

Canada—Ottawa	China—Hong Kong	Czech Republic—Prague
Canada—Toronto	China—Shanghai	United Kingdom—London

Item 3.    Legal Proceedings.

As previously disclosed, on February 15, 2006, the Company received an adverse order and “interim findings” from an arbitrator in a proceeding related to a dispute with the City of Vernon, California. Under a contract signed in 1998, RMI-US, a subsidiary of the Company, provided electric distribution system maintenance services to the City until November 30, 2003, at which time the contract was terminated at the request of RMI-US. Since that time, the Company no longer provides such system maintenance services. The arbitrator’s order and “interim findings” denied the Company’s right to recover unpaid fees and expenses previously billed to the City. As a result, the Company charged $1.4 million to expense in the Company’s fourth quarter 2005 consolidated statement of income. In addition, the arbitrator found that, as a result of the suspension of the subsidiary’s contractor’s license for certain periods, RMI-US did not meet the statutory definition of “substantial compliance” with licensing requirements and, therefore, the City is entitled to disgorgement of unspecified amounts paid under the contract for a period not defined in the order. The arbitrator also found that the City is entitled to treble damages but the order did not indicate the amount of damages that would be trebled. While the order does not state the amounts to be reimbursed or trebled, if the arbitrator enters a final award on the basis of the interim findings, and if that final award is not modified or reversed by the special arbitration appeal panel described below, the total amount could have a material adverse impact on the Company’s financial position and results of operations.

In its briefs and arguments, the City has contended that an amount between $13.4 million and $17.7 million that it paid under the 1998 contract is subject to disgorgement due to RMI-US’ alleged failure to be in “substantial compliance” with the state’s licensing requirements. In addition to its disgorgement claim, the City has also contended that the Company’s submission of bills under an earlier contract during 1995 to 1998 and for approximately 19 days in 2001 represented “false claims” under the California False Claims Act with respect to which the City is entitled to collect approximately $7.7 million in purported damages, trebled. On March 7, 2006 the Company filed briefs setting forth various legal and factual arguments that have yet to be considered by the arbitrator. For the reasons stated in its briefs, the Company contends the total amount that should be disgorged is zero and, in any event, substantially less than the amounts sought by the City. Further, the Company contends that there was no violation of the California False Claims Act and treble damages are not appropriate. In addition, the Company is asserting various defenses, including the statute of limitations, which have not previously been ruled upon. The arbitrator has established a briefing schedule to address any issues the Company wishes to raise with respect to the order and interim findings and has scheduled a further hearing for argument in May 2006.

The Company strongly disagrees with the arbitrator’s interim findings. Pursuant to a written stipulation of the parties, the Company has the right to appeal any arbitration award to a three-judge panel consisting of three neutral members agreed upon by the parties or appointed by the arbitration agency. The appeal panel will apply the same standard of review that a first-level appellate court in California would apply to an appeal from a trial court decision.

As previously disclosed, also at issue in the arbitration is whether RMI-US must reimburse the City for approximately $950,000 in oil spill cleanup expenses incurred by the City. The oil spill occurred in 2001 at the City’s generating station, allegedly due to the negligence of RMI-US and a subcontractor who removed certain underground piping at the request of the City. The Company contends that the oil spill was caused by the negligence of the City’s employees. Evidentiary hearings were held in February 2006 and are expected to be completed in March 2006, following which the arbitrator will issue his findings on the oil spill issues.

It is not possible at this point to reasonably predict the outcome of these proceedings, nor is it possible to reasonably estimate the loss or range thereof. As such, no amounts have been reflected in the 2005 financial statements for the potential loss, if any, regarding this matter, other than the aforementioned charge of $1.4 million relating to unpaid fees and expenses.

From time to time, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, except as otherwise described above, the Company does not believe that any of those additional lawsuits or claims will have a material adverse effect on the financial condition and results of operation of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 14, 2006:

Name	Office	Age
William M. Goodyear	Chairman of the Board and Chief Executive Officer	57
Julie M. Howard	President and Chief Operating Officer	43
Ben W. Perks	Executive Vice President and Chief Financial Officer	64
Philip P. Steptoe	Vice President, General Counsel and Secretary	54

William M. Goodyear, 57, has served as Chairman of the Board and Chief Executive Officer of the Company since May 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. He was President of the Bank of America’s Global Private Bank until January 1999. Mr. Goodyear received his Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame. He holds the Certified Public Accountant designation.

Julie M. Howard, 43, was promoted to President in February 2006 and has served as Chief Operating Officer since 2003. Prior to this current role, Ms. Howard was Vice President and Human Capital Officer. Since 1986, Ms. Howard has held a variety of consulting and operational positions within the Company and formerly Peterson Consulting, which was acquired by the Company in 1998. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Ben W. Perks, 64, has served as Executive Vice President and Chief Financial Officer since May 2000. Prior to joining the Company, Mr. Perks was a senior Chicago partner in the Financial Advisory Services Group with PricewaterhouseCoopers LLP. With PricewaterhouseCoopers and Price Waterhouse LLP, he had more than 32 years of professional services experience, including 22 years as an audit and consulting partner, providing financial reporting, accounting, auditing, tax, economic and litigation consulting services to clients. Mr. Perks received his Professional Accounting Program degree from Northwestern University’s J.L. Kellogg Graduate School of Management, his Juris Doctor (law) degree and Master’s degree in Business Administration from the University of Cincinnati, and his Bachelor’s degree from Denison University. He is a Certified Public Accountant, licensed in the states of Illinois, California and Arizona, a Certified Fraud Examiner, and a member of the American Institute of Certified Public Accountants and the American Bar Association.

Philip P. Steptoe, 54, has served as Vice President, General Counsel and Secretary since February 2000. Previously, Mr. Steptoe was a partner with the national law firm of Sidley Austin LLP. Prior to joining Sidley in 1988, he was a partner in the Chicago law firm of Isham, Lincoln & Beale. During 1994 to 1995, he served for four months as Acting General Counsel for Orange and Rockland Utilities, Inc., a New York electric and gas utility. Mr. Steptoe earned his A.B. degree in Physics from Princeton University and his Juris Doctor (law) degree from the University of Virginia.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The shares of common stock of the Company are traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low

2005
Fourth quarter	$23.43	$17.73
Third quarter	$20.25	$17.57
Second quarter	$27.66	$16.50
First quarter	$27.23	$22.78

2004
Fourth quarter	$26.99	$22.91
Third quarter	$22.45	$18.48
Second quarter	$23.29	$17.49
First quarter	$21.39	$17.45

Holders

As of March 14, 2006, there were approximately 450 holders of record of shares of common stock of the Company.

Distributions

The Company has not paid any cash dividends since its organization. The Company does not currently anticipate that it will make any such distributions and reviews this policy on a periodic basis.

Issuance of Unregistered Securities

During the year ended December 31, 2005, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed		Purchaser or “Recipient”	Assets Purchased
January 17, 2005	Common Stock	10,637	Section 4	(2)	KI Holdings, LLC	(b	)
January 18, 2005	Common Stock	376,800	Section 4	(2)	Tucker Alan, Inc.	(d	)
April 1, 2005	Common Stock	40,304	Section 4	(2)	Barrington Energy Partners, LLC	(c	)
April 1, 2005	Common Stock	88,705	Section 4	(2)	Keevan Consulting Group, LLC	(c	)
April 1, 2005	Common Stock	39,632	Section 4	(2)	Hunter & Associates Management Services, Inc.	(c	)
April 15, 2005	Common Stock	64,322	Section 4	(2)	Tiber Group, LLC	(b	)
May 2, 2005	Common Stock	11,247	Section 4	(2)	Computer Forensics, Inc.	(b	)
July 15, 2005	Common Stock	93,365	Section 4	(2)	A. W. Hutchison & Associates, LLC	(b	)
August 9, 2005	Common Stock	37,860	Section 4	(2)	LAC, Ltd.	(e	)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Assets purchased were substantially all of the assets of the recipient.
(c)	Shares are related to provisions for additional purchase price consideration associated with the attainment of certain performance targets.
(d)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
(e)	The Company bought all of the stock of this entity.

Item 6.    Selected Financial Data.

The following financial and operating data should be read in conjunction with the information set forth under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report. The amounts are shown in thousands, except for per share data.

	For the years ended December 31,
	2005	2004	2003	2002	2001
Revenues before reimbursements	$508,874	$426,867	$276,130	$225,305	$210,532
Reimbursements	66,618	55,252	41,652	32,715	25,048

Total revenues	575,492	482,119	317,782	258,020	235,580
Cost of services before reimbursable expenses	291,676	248,954	160,080	136,121	126,959
Reimbursable expenses	66,618	55,252	41,652	32,715	25,048

Total costs of services	358,294	304,206	201,732	168,836	152,007
Stock-based compensation expense	9,079	9,589	11,107	3,401	3,812
General and administrative expenses	98,877	84,673	63,292	60,721	55,413
Depreciation expense	10,213	8,312	7,488	7,651	7,118
Amortization expense	8,538	3,562	1,880	2,373	5,700
Restructuring costs	—	1,091	—	(500)	1,900
Litigation and settlement provisions	1,250	385	440	750	5,700
VSRP cash compensation expense	—	—	—	—	12,399

Operating income (loss)	89,241	70,301	31,843	14,788	(8,469)
Other expense (income), net	3,283	1,864	(264)	19	(874)

Income (loss) before income taxes	85,958	68,437	32,107	14,769	(7,595)
Income tax expense (benefit)	36,102	28,062	13,399	5,908	(2,284)

Net income (loss)	$49,856	$40,375	$18,708	$8,861	$(5,311)

Basic income (loss) per share	$1.00	$0.86	$0.43	$0.22	$(0.14)
Shares used in computing income (loss) per basic share	50,011	47,187	43,236	40,350	38,439
Diluted income (loss) per share:	$0.95	$0.80	$0.40	$0.21	$(0.14)
Shares used in computing income (loss) per diluted share	52,390	50,247	47,029	42,670	38,439

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$14,871	$36,897	$38,402	$8,109	$35,950
Working capital	$36,265	$48,473	$51,866	$25,910	$53,556
Total assets	$542,863	$418,807	$255,316	$201,204	$158,826
Non-current liabilities	$14,773	$12,248	$1,761	$4,418	$1,500
Total stockholders’ equity	$384,448	$288,674	$188,758	$144,295	$112,105

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

The Company is an independent specialty consulting firm combining deep industry expertise and integrated solutions to assist companies and their legal counsel in addressing the challenges of uncertainty and risk, and leveraging opportunities for overall business model improvement. Professional services include dispute, investigative, operational and business advisory, risk management and regulatory advisory, and transaction advisory solutions.

The Company’s revenues, margins and profits are generally not materially impacted by macro economic business trends, although a long term decline in the U.S. economy would likely impact the Company’s business. The Company is more likely impacted by events in the economy and industries in which the Company functions. Examples of impacting events are natural disasters, legislative and regulatory changes, crises in the energy, healthcare, financial institutions, insurance and other industries and significant client specific events.

The Company derives its revenues from fees for professional services. A substantial majority of the Company’s revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where the Company is paid a fixed amount for its services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries and incentive compensation. The Company believes that consultants’ total compensation is competitive with other companies in the industry. Incentive compensation is structured to reward consultants based on business and individual performance.

The Company’s most significant overhead expenses include administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses primarily consist of rent for the Company’s offices.

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

Revenue Recognition

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. The Company may provide multiple services under the term of an arrangement. These services have been considered as one unit of accounting under EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” There are also client engagements where the Company is paid a fixed amount for its services. The recording of these fixed revenue amounts requires the Company to make an estimate of the total amount of work to be performed and revenues are then recognized on a percentage of completion basis or based on objectively determinable output measures. For these engagements, the Company determines the most systematic and rational method of recognizing revenues. The Company applies a cost-to-cost approach, a methodology based upon objectively determined output measures, or a straight line method over the term of the arrangement, which is used if no other revenue recognition method is determined to be more systematic and rational. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

Determination of Accounts Receivable Realization

The Company maintains allowances for doubtful accounts for estimated reduction, if any, in amounts to be received, based on the Company’s review and assessment of its clients’ ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of a client were to deteriorate, resulting in an impairment of the client’s ability to make payments, additional allowances might be required.

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

Acquisitions

2005 Acquisitions

On February 8, 2005, the Company acquired the majority of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which consisted of $38.0 million cash paid at closing and $9.5 million of the Company’s common stock to be issued in February 2006, 2007 and 2008. The Company recorded $35.7 million in goodwill and $10.1 million in intangible assets as a part of the purchase price allocation. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. The Company acquired CBW to strengthen its financial advisory services practice.

On April 15, 2005, the Company acquired Tiber Group, LLC (“Tiber”) for $8.4 million, which consisted of $4.3 million in cash and $1.8 million of the Company’s common stock paid at closing, and $1.7 million in cash and $0.7 million of its common stock, both payable in two equal installments on the first and second anniversaries of the closing date. The Company recorded $8.4 million in goodwill as part of the purchase price allocation. Tiber included 24 consultants that provide strategic advisory services to clients in the healthcare industry.

On July 15, 2005, the Company acquired the assets of A.W. Hutchison & Associates, LLC (“Hutchison”) for $26.5 million, which consisted of $17.5 million in cash and $1.7 million of the Company’s common stock paid at closing, and $3.0 million in cash and $4.3 million payable in the Company’s common stock, both payable in two equal installments in August 2006 and August 2007. As part of the Hutchison acquisition purchase price, the Company acquired $3.9 million in client accounts receivable. The Company recorded $18.4 million in goodwill and $3.4 million in intangible assets as a part of the purchase price allocation. The Company acquired Hutchison, which included 57 consultants, to add depth to its construction management analysis and dispute resolution services and to broaden its geographic presence in the southeastern portion of the United States.

On August 9, 2005, the Company acquired the stock of LAC, Ltd. (“LAC”), for $24.1 million, which consisted of $16.7 million in cash and $0.7 million of the Company’s common stock, both paid at closing and 0.1 million shares (valued at closing at $1.9 million) payable in three equal installments in August 2006, 2007 and 2008. The Company also paid $4.8 million for client accounts receivable, payable in three equal monthly installments within three months of closing. The Company recorded $16.7 million in goodwill and $4.0 million in intangible assets as a part of the purchase price allocation. LAC was formed in conjunction with a management buyout of the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., the risk consulting subsidiary of Marsh & McLennan Companies, Inc. The LAC acquisition, which included 54 consultants, strengthened the Company’s presence in Canada and provides services in the Dispute, Investigative & Regulatory Advisory Services business segment.

2004 Acquisitions

On January 30, 2004, the Company acquired substantially all of the assets of Tucker Alan, Inc. (“Tucker”) for $89.5 million, which consisted of payments at closing of $45.6 million cash and 0.3 million shares of the Company’s common stock (valued at $6.0 million at closing) and $37.9 million payable in two installments of cash and the Company’s common stock within the first two years following the closing date of the transaction. In connection with the Tucker acquisition, the Company acquired tangible assets of $1.3 million. The Tucker acquisition included 230 consulting professionals active primarily in the litigation, construction, and healthcare practices. The Company acquired Tucker to strengthen its national platform in these practices. Tucker has a significant presence in the western region of the United States that complements the Company’s other geographic regions. Tucker’s service offerings and industry expertise are also complementary to those of the Company.

On June 4, 2004, the Company acquired substantially all of the assets of Capital Advisory Services, LLC (“CapAdvisory”) for $10.5 million, which consisted of payments at closing of $6.5 million cash and 0.1 million shares of the Company’s common stock (valued at $1.5 million at closing) and $2.5 million payable in two installments of cash and the Company’s common stock in the first two years following the closing date of the transaction. The CapAdvisory acquisition included 49 consulting professionals who complement the Company’s financial services practice and primarily provide financial and accounting consulting services. The Company acquired CapAdvisory to expand the Company’s service offerings within the financial services industry.

On August 31, 2004, the Company acquired substantially all of the assets of Invalesco Group, Inc. (“Invalesco”) for $2.5 million, which consisted of payments at closing of $1.2 million cash and 0.04 million shares of the Company’s common stock (valued at $0.8 million at closing) and $0.5 million payable in cash on the first anniversary of the closing date of the transaction. The Invalesco acquisition included 14 consulting professionals who complement the Company’s healthcare practice and primarily provide services to hospitals and healthcare providers. The Company acquired Invalesco to expand the Company’s service offerings within the healthcare industry.

2003 Acquisition

On December 15, 2003, the Company acquired substantially all of the assets of Front Line Strategic Consulting, Inc. (“Front Line”) for $4.8 million, which included $2.5 million cash at closing and 0.1 million shares of the Company’s common stock (valued at $1.3 million at closing) and $1.0 million in cash payable in two equal installments on the first and second anniversary of the closing date. The Front Line acquisition consisted of 27 consulting professionals. Front Line was acquired primarily to augment the Company’s healthcare practice.

Accounting for Acquisitions

All of the Company’s acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues before reimbursements:

	Years ended December 31,
	2005	2004	2003
Revenues before reimbursements	100.0%	100.0%	100.0%
Reimbursements	13.1	12.9	15.1

Total revenues	113.1%	112.9%	115.1%
Cost of services before reimbursable expenses	57.3	58.3	58.0
Reimbursable expenses	13.1	12.9	15.1

Total costs of services	70.4%	71.2%	73.1%
Stock-based compensation expense	1.8	2.3	4.0
General and administrative expenses	19.4	19.8	22.9
Depreciation expense	2.0	1.9	2.7
Amortization expense	1.7	0.8	0.7
Restructuring costs	—	0.3	—
Litigation and settlement provisions	0.3	0.1	0.2

Operating income	17.5	16.5	11.5
Other expense (income), net	0.6	0.5	(0.1)

Income before income taxes	16.9	16.0	11.6
Income tax expense	7.1	6.5	4.9

Net income	9.8%	9.5%	6.7%

Results of Operations—Annual Comparisons for the Years ended December 31, 2005, 2004 and 2003

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $508.9 million and $426.9 million for the years ended December 31, 2005 and 2004, respectively, which represent increases in revenues before reimbursements of 19 percent and 55 percent, respectively, when compared to the preceding year.

Revenues before reimbursements in 2005 increased due to increases in consulting headcount and improved pricing mix. The Company had 1,705 billable full time equivalent (“FTE”) consultants as of December 31, 2005, compared to 1,523 as of December 31, 2004, which represented a net increase of 12 percent, or 182 consultants, for the year, net of attritions. This headcount increase was due to the Company’s business acquisition program and the Company’s recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had a significant impact on operating results. Because the Company’s bill rates are tiered in accordance with experience and levels, increasing the number of senior level consultants in 2005 raised the Company’s pricing mix and was an additional factor in the revenue increase. For the year ended December 31, 2005, the consultant utilization rate was 70 percent, compared to 72 percent for each of the years 2004 and 2003.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased $42.7 million, or 17 percent, to $291.7 million for the year ended December 31, 2005, and increased $88.9 million, or 56 percent, to $249.0 million for the year ended December 31, 2004, when compared to the preceding year.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits.

Cost of services before reimbursable expenses includes amounts related to consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance objectives approved by the Company’s management. The amount of consultant incentive compensation expense was substantially lower for 2005 when compared to 2004. This decline in incentive compensation was offset, in part, by increased consultant salaries expense.

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

Stock-based compensation expense was $9.1 million and $9.6 million for the years ended December 31, 2005 and 2004, respectively, which represented a decrease of $0.5 million and $1.5 million, respectively, when compared to the preceding year. Stock-based compensation expense related to restricted stock awards was $9.4 million and $7.7 million for the years ended December 31, 2005 and 2004, respectively, which represented increases of $1.7 million and $1.4 million, respectively, when compared to the preceding year. The Company has implemented several incentive programs, using restricted stock, to recruit, retain and reward its employees, which was the primary reason for the increase in stock-based compensation expense.

In addition, the Company records compensation expense (or credit) for its variable accounting awards on a quarterly basis for the increase (or decrease) in the market price of the Company’s common stock above the grant prices. As of December 31, 2005, the number of awards subject to variable accounting was less than 0.1 million, all of which related to certain stock options. For the year ended December 31, 2005, the Company recorded a $0.3 million credit to stock-based expense for variable accounting awards to reflect the decrease in market value of the Company’s stock since the December 31, 2004 measurement, based on the market price of the Company’s common stock. The market price of Company’s common stock was $21.98 at December 31, 2005 compared to $26.60 and $18.86 at December 31, 2004 and December 31, 2003, respectively. Stock-based compensation expense for variable accounting awards was $1.9 million and $4.8 million for the comparable years ended December 31, 2004 and 2003, respectively, and is primarily related to market price increases year over year for those years.

The agreements for certain restricted stock awards outstanding at December 31, 2005 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may be required to accelerate the unamortized compensation expense related to those awards, and therefore, the Company may experience variations in stock-based compensation expense from period to period.

SFAS No. 123(R), “Share-Based Payment,” requires companies to adopt its provisions prospectively by recognizing compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company will adopt SFAS No. 123(R) on January 1, 2006. The Company had 0.3 million stock options that were unvested as of December 31, 2005. The Company expects to record $0.8 million in share-based compensation expense related to these unvested options for the year 2006 and $0.7 million over the remaining vest term from 2007 to 2009. This expectation is based on using the Black-Scholes-Merton option-pricing model in estimating the fair value of those unvested stock options. As part of the implementation of SFAS No. 123(R), the Company will treat its employee stock purchase plan (“ESPP”) as compensatory and record the purchase discount from market price of stock purchases by employees as share-based compensation expense. Based on the participants enrolled in the plan as of December 31, 2005 and the purchase elections in the fourth quarter 2005, the Company expects to record an additional $0.8 million to stock-based compensation expense for the year 2006 related to the discount on employee stock purchases.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of management and support personnel, uncollectible billed accounts receivable amounts, professional and administrative services, and all other support costs.

General and administrative expenses increased $14.2 million, or 17 percent, to $98.9 million in the year ended December 31, 2005, and increased $21.4 million, or 34 percent, to $84.7 million in 2004. The increase in expenses was due to several factors including business acquisitions, as well as the hiring of additional consulting personnel. Increases in administrative headcount to support the additional consulting personnel contributed to an increase in total administrative payroll and benefit costs. The balance of the increase was attributed to expansion of existing facilities, facilities acquired through business acquisitions, other general and administrative costs associated with the support infrastructure of the Company’s increased size, and other costs incurred to facilitate the integration of the acquired businesses. Included in the $98.9 million general and administrative expenses for year ended December 31, 2005 is $1.4 million of bad debt expense relating to a client receivable from 2003. The Company received an adverse order and interim finding from an arbitrator in a proceeding related to a dispute with the City of Vernon, California, which denied the Company’s right to recover unpaid fees and expenses previously billed to the City. As a result the Company charged $1.4 million to bad debt expense.

General and administrative expenses as a percentage of revenues before reimbursements were 19 percent, 20 percent, and 23 percent for the years ended December 31, 2005, 2004 and 2003, respectively. The decline in the percentage is due to economies of scale achieved as the revenues of the Company have increased. The Company expects general and administrative expenses as a percentage of revenues before reimbursements to remain at 19 percent or increase slightly in 2006, as the Company invests in its infrastructure.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets derived from the purchase price allocation of certain business acquisitions. Amortization recorded for intangible assets includes covenants not-to-compete, client lists and backlog revenue.

Amortization expense was $8.5 million and $3.6 million for the years ended December 31, 2005 and 2004, respectively. The increase of $4.9 million in amortization expense for 2005 compared to 2004 represents the amortization of intangible assets which were acquired as part of the business acquisitions made during the year. Of the $4.9 million increase, $3.7 million related to amortization of intangible assets acquired as part of the CBW acquisition, which closed on February 8, 2005. The remaining $1.2 million of the $4.9 million increase in amortization expense related to the amortization of intangible assets acquired from the Hutchison acquisition, which closed on July 15, 2005 and the LAC acquisition, which closed on August 9, 2005. For the year ended December 31, 2004, amortization expense increased by $1.7 million when compared to 2003, which was primarily related to the amortization of intangible assets, which were acquired as part of the business acquisitions made during the 2004 year.

Litigation and Settlements Provisions. Litigation and settlement provisions included amounts accrued, based on then current information, for costs estimated to resolve certain litigation matters. The Company recorded $1.3 million for the year ended December 31, 2005, and $0.4 million for each of the year ended December 31, 2004 and 2003. The matters for which the Company had established the provisions have been resolved and paid. (See Item 3—Legal Proceedings)

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information. The unaudited quarterly financial data has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this annual report on Form 10-K. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company’s consolidated financial statements and related notes thereto. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

The amounts in the following table are in thousands, except for per share data:

	Quarters ended(1)
	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Revenues:
Revenues before reimbursements	$134,057	$131,411	$121,622	$121,784	$114,760	$111,183	$108,488	$92,436
Reimbursements	16,394	19,503	17,871	12,850	14,546	15,106	15,275	10,325

Total revenues	150,451	150,914	139,493	134,634	129,306	126,289	123,763	102,761
Cost of services:
Cost of services before reimbursable expenses	76,139	74,533	69,308	71,696	67,955	64,892	63,395	52,712
Reimbursable expenses	16,394	19,503	17,871	12,850	14,546	15,106	15,275	10,325

Total costs of services	92,533	94,036	87,179	84,546	82,501	79,998	78,670	63,037
Stock-based compensation expense	2,349	1,960	2,341	2,429	2,704	2,285	1,996	2,604
General and administrative expenses	27,694	25,795	23,442	21,946	21,272	21,508	21,741	20,152
Depreciation expense	3,117	2,621	2,564	1,911	2,114	2,149	2,135	1,914
Amortization expense	2,712	2,509	1,857	1,460	1,190	1,118	597	657
Restructuring costs	—	—	—	—	—	200	—	891
Litigation and settlement provisions	1,250	—	—	—	—	—	385	—

Operating income	20,796	23,993	22,110	22,342	19,525	19,031	18,239	13,506
Other expense, net	846	1,323	789	325	509	451	581	323

Income before income tax expense	19,950	22,670	21,321	22,017	19,016	18,580	17,658	13,183
Income tax expense	8,379	9,521	8,954	9,248	7,867	7,628	7,162	5,405

Net income	$11,571	$13,149	$12,367	$12,769	$11,149	$10,952	$10,496	$7,778

Net income per diluted share	$0.22	$0.25	$0.24	$0.25	$0.22	$0.22	$0.21	$0.16

Diluted shares	53,270	52,959	52,091	51,241	50,918	50,656	50,130	49,285

(1)	The sum of quarterly net income per diluted share does not equal annual amounts in 2004 and 2005 because of rounding and changes in the weighted average number of shares.

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

Human Capital Resources

The Company had 1,705 billable FTE consultants as of December 31, 2005, compared to 1,523 as of December 31, 2004, which represented a net increase of 12 percent, or 182 consultants, for the year. The FTE consultant headcount at December 31, 2003 was 932. The average numbers of FTE consultants during the years were 1,608, 1,319 and 937, respectively. The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the year.

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

The Company continually monitors and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash incentive compensation, and other cash and equity incentives from certain Company programs, to monitor that the consultants’ compensation is competitive within the industry, consistent with the Company’s performance and provide the Company’ the ability to achieve target profitability levels. Material changes to the Company’s compensation structure are done with the requisite approval from the Compensation Committee of the Company’s Board of Directors. The Company’s bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts those bill rates according to the supply and demand of the then-current market conditions within the various industry segments served by the Company.

Liquidity and Capital Resources

Summary

The Company had $14.9 million in cash and cash equivalents at December 31, 2005, compared to $36.9 million at December 31, 2004. The Company’s cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $36.3 million at December 31, 2005 compared to $48.5 million at December 31, 2004.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 80 days at December 31, 2005 compared to 71 days at December 31, 2004. Revenues for the fourth quarter 2005 increased by 16 percent compared with 2004 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 33 percent to $133.9 million at December 31, 2005, from $100.4 million at December 31, 2004.

Cash Flow

For the year ended December 31, 2005, net cash provided by operating activities was $58.4 million, compared to $72.2 million and $57.0 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, the Company’s net income was $49.9 million, which included $18.8 million of depreciation and amortization expense, $9.1 million of stock-based compensation expense and other amortization of $2.1 million. The Company’s liability for accrued compensation-related costs decreased by $8.8 million and is primarily related to a decrease in the annual employee incentive compensation liability. The employee incentive compensation liability is generally payable in the first quarter of the following year. The Company realized tax benefits of $5.9 million related to the vesting of restricted stock and stock option exercises for the difference between the Company’s then-current common stock market price and the strike price of the equity awards. These amounts were offset by an increase in accounts receivable of $31.9 million, resulting primarily from the recent revenue increases and an increase in DSO. The timing of cash collections from clients and other normal operating disbursements, some of which are cyclical, may cause variations in the cash operating activities from period to period.

Net cash used by investing activities for the year ended December 31, 2005 was $129.9 million. The Company paid $109.6 million for acquisition-related transactions during 2005, which included payments related to acquisitions of businesses in 2005 and payments relating to businesses acquired prior to 2005. The payments relating to businesses acquired in 2005 required $82.9 million of cash payments at or subsequent to closing, which included $38.0 million for CBW, $21.5 million for LAC, $17.5 million for Hutchison and $4.3 million for Tiber. The Company paid $13.0 million for the second installment of the purchase price related to Tucker, which was acquired January 2004, and $1.8 million, in total, for obligations related to other acquisitions. The Company also paid $12.0 million for additional purchase price amounts for other acquisitions prior to 2005. The payments were contingent on the achievement of certain revenue and gross margin targets reached by the consultants of the acquired businesses. In addition, the Company expended $21.3 million for capital spending, which was predominately related to computer purchases, furniture for its facilities, and leasehold improvements in certain offices. In January 2005, the Company received $3.2 million in cash related to a sale of certain assets.

Net cash provided by financing activities was $49.5 million in 2005. As of December 31, 2005, the Company had $40.8 million of bank borrowings under its line of credit, all of which was borrowed during 2005. It was necessary for the Company to finance certain obligations, such as the acquisitions consummated during the year, by utilizing the line of credit facility. In addition, the Company received cash of $8.7 million, which was related to employee purchases of shares under the Company’s stock option and stock purchase plans.

Debt, Commitments and Capital

As of December 31, 2005, the Company maintained an unsecured revolving line of credit agreement for $175.0 million. On April 18, 2005, the Company amended its line of credit to increase the amount available from $150.0 million to $175.0 million, with the option to increase the facility up to $200.0 million over the term of the agreement. The amendment also extended the current expiration term of the agreement to July 2008, from October 2005. In addition, National City Bank joined the existing bank consortium of LaSalle Bank, N.A., subsidiary of ABN AMRO Bank N.V., U.S. Bank, Harris Trust and Savings Bank, and Fifth Third Bank, to support the line of credit agreement. The line of credit was amended to give the Company more financial flexibility to pursue strategic objectives, to make selective acquisitions and to support the growth of the Company.

Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.00 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things. The Company was in compliance with the terms of its line of credit agreement as of December 31, 2005 and 2004. As of December 31, 2005, the Company had a $40.8 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding under its line of credit agreement as of December 31, 2004.

As of December 31, 2005, the Company had total commitments of $161.3 million, which consisted of $39.4 million in deferred business acquisition obligations, payable in cash and its common stock, and $121.9 million in lease commitments. The deferred business acquisition obligations are primarily related to acquisitions made in 2004 and 2005. During the year ended December 31, 2005, the Company assumed a number of operating leases for office space from businesses acquired during the year and extended the leases of some of its existing office space. The Company also added new office space to its real estate portfolio to expand geographically. As of December 31, 2005, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of December 31, 2005 and the scheduled years of payments (shown in thousands):

	2006	2007	2008	2009	Thereafter	Total
Deferred purchase price obligations	$27,267	$8,500	$3,621	$—	$—	$39,388
Lease commitments	21,113	18,583	18,184	15,200	48,820	121,900

	$48,380	$27,083	$21,805	$15,200	$48,820	$161,288

The Company believes that its current cash and cash equivalents, the future cash flows from operations and the line of credit facility, will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company was to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of December 31, 2005, the Company’s investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. Borrowings under the amended line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.00 percent. Based on the line of credit balance as of December 31, 2005, a substantial rise in interest rates would not have a material effect on the Company’s financial position or operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

Other than the certain deferred purchase price obligations, and borrowing under its revolving line of credit agreement, the Company did not have, at December 31, 2005, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which expose it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial in relation to the Company’s consolidated financial statements.

Item 8.    Consolidated Financial Statements and Supplemental Data.

The Consolidated Financial Statements of the Company are in this report as pages F-1 through F-23. An index to such information appears on page F-1.

Item 9.	Changes In and Disagreements with the Company’s Independent Registered Public Accounting Firm on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(1) Evaluation of Disclosure Controls and Procedures.

Under the supervision of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(2) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(3) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

Item 9B.    Other Information.

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited management’s assessment, presented in Management’s Report on Internal Control Over Financial Reporting, that Navigant Consulting, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Navigant Consulting, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Navigant Consulting, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ KPMG LLP

Chicago, Illinois

March 16, 2006

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 3, 2006, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2005.

Item 11.    Executive Compensation.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 3, 2006, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 3, 2006, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2005.

Information required with respect to the securities authorized for issuance under the Company’s equity compensation plans, including plans that have previously been approved by the Company’s stockholders and plans that have not previously been approved by the Company’s stockholders, will be set forth in the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholder’s scheduled to be held on May 3, 2006, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information required in response to this Item is herein incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 3, 2006, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2005.

Item 14.    Principal Independent Registered Public Accounting Firm Fees and Services.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 3, 2006, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The Financial Statement Schedule filed as part of this report is listed below.

(b) The exhibits filed as part of this report are listed below:

a.    Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of September 1, 2002 among the Company, Hunter & Associates Management Services, Inc. and THG Investors, Inc. (13)

2.2	Asset Purchase Agreement dated as of January 30, 2004 among the Company, Tucker Alan Inc., and the shareholders of Tucker Alan Inc. (14)

2.3	Asset Purchase Agreement dated as of February 8, 2005 among the Company, Casas, Benjamin & White, LLC and certain other parties thereto (15)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (4)

3.5	Amendment No 3. to Amended and Restated Certificate of Incorporation of the Company (16)

4.1	Rights Agreement dated as of December 15, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (5)

4.2*	Substitution of Successor Rights Agent and Amendment No. 1 to Rights Agreement dated as of June 01, 2005 between the Company and LaSalle Bank, as Successor Rights Agent

10.1†	Long-Term Incentive Plan of the Company (6)

10.2†	2001 Supplemental Equity Incentive Plan of the Company (7)

10.3†	Employee Stock Purchase Plan of the Company (8)

10.4†	Amendment No. 1 Employee Stock Purchase Plan of the Company (9)

10.5†	Amendment No. 2 Employee Stock Purchase Plan of the Company (9)

10.6†	Amendment No. 3 Employee Stock Purchase Plan of the Company (10)

10.7†	Amendment No. 4 Employee Stock Purchase Plan of the Company (10)

10.8†	Amendment No. 5 Employee Stock Purchase Plan of the Company (6)

10.10†	Employment Agreement dated January 1, 2003 between the Company and William M. Goodyear (11)

10.11†	Employment Agreement dated May 19, 2000 and Amendment dated December 23, 2004 between the Company and Ben W. Perks (6)

10.12†	Employment Agreement dated July 24, 2003 between the Company and Philip P. Steptoe (12)

Exhibit No.	Description
10.13†	Employment Agreement dated November 3, 2003 between the Company and Julie M. Howard (17)

10.14†	2005 Long-Term Incentive Plan of the Company (18)

21.1*	Significant Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(3)	Incorporated by reference from the Company’s Form 8-A12B filed with the SEC on July 20, 1999.
(4)	Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on February 12, 1998.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 1999.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.
(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2002.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 9, 2005.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(18)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-127988) filed with the SEC on August 31, 2005.
*	Indicates filed herewith.
†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2006

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/S/ BEN W. PERKS Ben W. Perks	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/S/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	March 14, 2006

/S/ VALERIE B. JARRETT Valerie B. Jarrett	Director	March 14, 2006

/S/ PETER B. POND Peter B. Pond	Director	March 14, 2006

/S/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 14, 2006

/S/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	March 14, 2006

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 16, 2006

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,871	$36,897
Accounts receivable, net	145,616	111,157
Assets held for sale	—	5,816
Prepaid expenses and other current assets	8,189	5,633
Income taxes receivable	—	1,713
Deferred income tax assets	11,231	5,142

Total current assets	179,907	166,358
Property and equipment, net	42,320	27,381
Intangible assets, net	20,423	11,068
Goodwill	298,332	213,777
Other assets	1,881	223

Total assets	$542,863	$418,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$40,800	$—
Accounts payable	11,079	8,448
Accrued liabilities	8,444	5,669
Accrued compensation-related costs	43,683	62,580
Income taxes payable	4,551	—
Other current liabilities	35,085	41,188

Total current liabilities	143,642	117,885

Non-current liabilities
Deferred income tax liabilities	8,793	1,618
Other non-current liabilities	5,980	10,630

Total non-current liabilities	14,773	12,248

Total liabilities	158,415	130,133

Stockholders’ equity:
Preferred stock, $.001 par value per share; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value per share; 150,000 shares authorized; 50,601 and 44,922 shares issued and outstanding at December 31, 2005 and 2004	55	53
Additional paid-in capital	497,517	444,827
Deferred stock issuance, net	16,473	19,612
Deferred compensation—restricted stock, net	(17,691)	(11,020)
Treasury stock	(60,424)	(63,853)
Accumulated deficit	(51,414)	(101,270)
Accumulated other comprehensive income (loss)	(68)	325

Total stockholders’ equity	384,448	288,674

Total liabilities and stockholders’ equity	$542,863	$418,807

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
Revenues before reimbursements	$508,874	$426,867	$276,130
Reimbursements	66,618	55,252	41,652

Total revenues	575,492	482,119	317,782
Cost of services before reimbursable expenses	291,676	248,954	160,080
Reimbursable expenses	66,618	55,252	41,652

Total costs of services	358,294	304,206	201,732
Stock-based compensation expense	9,079	9,589	11,107
General and administrative expenses	98,877	84,673	63,292
Depreciation expense	10,213	8,312	7,488
Amortization expense	8,538	3,562	1,880
Restructuring costs	—	1,091	—
Litigation and settlement provisions	1,250	385	440

Operating income	89,241	70,301	31,843
Interest expense	3,976	2,481	482
Interest income	(290)	(330)	(246)
Other income, net	(403)	(287)	(500)

Income before income taxes	85,958	68,437	32,107
Income tax expense	36,102	28,062	13,399

Net income	$49,856	$40,375	$18,708

Basic income per share	$1.00	$0.86	$0.43
Shares used in computing income per basic share	50,011	47,187	43,236
Diluted income per share	$0.95	$0.80	$0.40
Shares used in computing income per diluted share	52,390	50,247	47,029

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Pre- ferred Stock Shares	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Addi- tional Paid-In Capital	Deferred Stock Issuance	Restricted Stock Units Outstanding	Deferred Compen- sation— Restricted Stock	Treasury Stock Cost	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings (Accumu- lated Deficit)	Total Stock- holders’ Equity
Balance at December 31, 2002	—	47,320	(5,237)	$47	$372,012	$3,209	$4,439	$(9,152)	$(65,803)	$(104)	$(160,353)	$144,295
Comprehensive income		—	—	—	—	—	—	—	—	399	18,708	19,107
Issuances of common stock related to business combinations	—	74	325	1	1,701	(2,004)	—	—	1,967	—	—	1,665
Deferred purchase price commitments to issue stock	—	—	—	—	—	3,097	—	—	—	—	—	3,097
Other issuances of common stock	—	1,295	279	2	5,293	—	330	385	1,817	—	—	7,827
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	10,333	—	—	—	—	—	—	10,333
Issuances of restricted stock	—	1,842	—	1	4,529	73	(3,310)	(1,293)	—	—	—	—
Grants of restricted stock awards	—	—	—	—	2,613	—	—	(2,613)	—	—	—	—
Purchases of treasury stock	—	—	(976)	—		—	—	—	(6,081)	—	—	(6,081)
Stock-based compensation expense—variable accounting stock options	—	—	—	—	2,218	—	—	—	—	—	—	2,218
Stock-based compensation expense—restricted stock and units	—	—	—	—	—	—	—	6,297	—	—	—	6,297

Balance at December 31, 2003	—	50,531	(5,609)	$51	$398,699	$4,375	$1,459	$(6,376)	$(68,100)	$295	$(141,645)	$188,758
Comprehensive income		—	—	—	—	—	—	—	—	30	40,375	40,405
Issuances of common stock related to business combinations	—	(74)	687	1	7,727	(4,170)	—	—	4,124	—	—	7,682
Deferred purchase price commitments to issue stock	—	—	—	—	—	19,324	—	—	—	—	—	19,324
Other issuances of common stock	—	1,312	16	—	6,993	—	740	—	123	—	—	7,856
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	13,124	—	—	—	—	—	—	13,124
Issuances of restricted stock	—	1,005	—	1	2,868	83	(2,158)	(815)	—	—	—	(21)
Grants of restricted stock awards	—	—	—	—	13,706	—	—	(10,672)	—	—	—	3,034
Stock-based compensation expense—variable accounting stock options	—	—	—	—	834	—	—	—	—	—	—	834
Stock-based compensation expense—restricted stock and units	—	—	—	—	876	—	—	6,802	—	—	—	7,678

Balance at December 31, 2004	—	52,774	(4,906)	$53	$444,827	$19,612	$41	$(11,061)	$(63,853)	$325	$(101,270)	$288,674
Comprehensive income		—	—	—	—	—	—	—	—	(393)	49,856	49,463
Issuances of common stock related to business combinations	—	—	791	—	12,969	(12,331)	—	—	3,263	—	—	3,901
Deferred purchase price commitments to issue stock	—	—	—	—	—	9,021	—	—	—	—	—	9,021
Other issuances of common stock	—	789	48	1	7,691	81	782	—	166	—	—	8,721
Tax benefit on stock options exercised and restricted stock vested	—	—	—	—	5,856	—	—	—	—	—	—	5,856
Issuances of restricted stock	—	1,105	—	1	9,993	(9,994)	—	—	—	—	—	—
Grants of restricted stock awards	—	—	—	—	18,269	10,241	(781)	(17,488)	—	—	—	10,241
Stock-based compensation expense—variable accounting stock options	—	—	—	—	(173)	—	—	—	—	—	—	(173)
Stock-based compensation expense—restricted stock and units	—	—	—	—	(1,915)	(157)	(1)	10,817	—	—	—	8,744

Balance at December 31, 2005	—	54,668	(4,067)	$55	$497,517	$16,473	$41	$(17,732)	$(60,424)	$(68)	$(51,414)	$384,448

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$49,856	$40,375	$18,708
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	10,213	8,312	7,488
Amortization expense	8,538	3,562	1,880
Stock-based compensation expense	9,079	9,589	11,107
Tax benefit of issuances of common stock	5,856	13,124	10,333
Amortization of consultants’ non-solicitation agreements	915	1,796	1,816
Accretion of interest expense	1,153	1,262	—
Provisions for bad debts	7,987	6,352	4,894
Deferred income taxes	685	4,607	1,290
Payments related to stock appreciation rights obligations	(1,387)	(2,407)	—
Payments related to consultants’ non-solicitation agreements	(1,062)	(1,064)	(1,290)
Other, net	69	563	—
Changes in assets and liabilities:
Accounts receivable	(31,865)	(54,407)	(12,141)
Prepaid expenses and other current assets	(5,377)	(19)	(1,365)
Accounts payable and accrued liabilities	3,773	6,196	(3,606)
Accrued compensation-related costs	(8,778)	31,378	20,965
Income taxes payable	6,264	(4,207)	(5,340)
Other current liabilities	2,477	7,228	2,306

Net cash provided by operating activities	58,397	72,240	57,045

Cash flows from investing activities:
Purchases of property and equipment	(21,345)	(14,726)	(9,254)
Acquisitions of businesses, net of cash acquired	(82,875)	(53,735)	(2,780)
Payments of acquisition liabilities	(26,723)	(13,450)	(10,316)
Proceeds from divestiture of assets held for sale	3,220	—	—
Other, net	(2,221)	330	352

Net cash used in investing activities	(129,944)	(81,581)	(21,998)

Cash flows from financing activities:
Issuances of common stock	8,721	7,836	7,827
Stock repurchases	—	—	(6,081)
Borrowings from (repayments to) banks, net	40,800	—	(6,500)

Net cash provided by (used in) financing activities	49,521	7,836	(4,754)

Net increase (decrease) in cash and cash equivalents	(22,026)	(1,505)	30,293
Cash and cash equivalents at beginning of the year	36,897	38,402	8,109

Cash and cash equivalents at end of the year	$14,871	$36,897	$38,402

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Navigant Consulting, Inc. (the “Company”) is an independent specialty consulting firm combining deep industry expertise and integrated solutions to assist companies and their legal counsel in addressing the challenges of uncertainty and risk, and leveraging opportunities for overall business model improvement. Professional services include dispute, investigative, financial, operational and business advisory, risk management and regulatory advisory, and transaction advisory solutions.

The Company is headquartered in Chicago, Illinois and has offices in various cities within the United States, as well as offices in Canada, China, the Czech Republic, and the United Kingdom. Less than 5% of the Company’s revenues are generated outside the United States in either 2003, 2004, or 2005.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows.

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash equivalents are comprised of liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2005 and 2004 based upon the short-term nature of the assets and liabilities.

Determination of Accounts Receivable Realization

The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company’s review and assessment of its clients’ ability to make required payments, and the estimated realization, in cash, by the Company of amounts due from its clients. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating Leases

The Company leases office space under operating leases. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. For the purpose of recognizing these provisions on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

For tenant allowances allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements on income. For scheduled rent escalation clauses during the lease term or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of income.

Goodwill and Identifiable Intangible Assets

Intangible assets consist of identifiable intangibles and goodwill. Identifiable intangible assets other than goodwill include customer lists, employee non-compete agreements, employee training methodology and materials, backlog revenue, and trade names. Intangible assets, other than goodwill, are amortized on the straight-line method based on their estimated useful lives, ranging up to five years.

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

Revenue Recognition

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. The Company may provide multiple services under the term of an arrangement. These services have been considered as one unit of accounting under EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” There are also client engagements where the Company is paid a fixed amount for its services. The

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recording of these fixed revenue amounts requires the Company to make an estimate of the total amount of work to be performed and revenues are then recognized on a percentage of completion basis or based on objectively determinable output measures. For these engagements, the Company determines the most systematic and rational method of recognizing revenues. The Company applies a cost-to-cost approach, a methodology based upon objectively determined output measures, or a straight line method over the term of the arrangement, which is used if no other revenue recognition method is determined to be more systematic and rational. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

Legal

The Company records legal expenses as incurred. Potential exposures related to unfavorable outcomes of legal matters are accrued for when they become probable and reasonably estimable under SFAS No. 5.

Stock-Based Compensation

Other than equity awards subject to variable accounting, the Company accounts for stock-based compensation using the intrinsic value-based method as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, for its stock-based compensation plans. Accordingly, no stock-based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the “fair value” recognition provisions of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to its stock-based compensation plans (shown in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$49,856	$40,375	$18,708
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,266	5,658	6,664
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,955)	(6,441)	(7,766)

Pro forma net income	$49,167	$39,592	$17,606

Earnings per share:
Basic, as reported	$1.00	$0.86	$0.43
Basic, pro forma	$0.98	$0.84	$0.41
Diluted, as reported	$0.95	$0.80	$0.40
Diluted, pro forma	$0.94	$0.79	$0.37

For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

	2005	2004	2003
Fair value of options granted	$9.70	$8.22	$4.23
Expected volatility	64%	59%	65%
Risk free interest rate	4.3%	3.6%	3.8%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	4.2	4.8	7.2

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Payments - SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. The Statement requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) are required to be applied for the 2006 fiscal year, effective January 1, 2006.

SFAS No. 123(R) requires companies to adopt its provisions prospectively by recognizing compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company had 0.3 million stock options that were unvested as of December 31, 2005. The Company expects to record $0.8 million in share-based compensation expense related to these unvested options for the year 2006, and $0.7 million over the remaining vesting period from 2007 to 2009. The Company will continue to utilize the Black-Scholes-Merton option-pricing model to estimate the fair value of the unvested stock options.

As part of the implementation of SFAS No. 123(R), the Company will treat its employee stock purchase plan as compensatory and record the purchase discount from market price of stock purchases by employees as share-based compensation expense. Based on the participants enrolled in the plan as of December 31, 2005 and the purchase elections in the fourth quarter 2005, the Company expects to record an additional $0.8 million to stock-based compensation expense for the year 2006 related to the discount on employee stock purchases.

The adoption of SFAS No. 123(R) will not affect the Company’s net cash flows, but it will reduce net earnings and net earnings per share, both basic and diluted. The Company currently discloses the pro forma net earnings effects of its stock-based awards (see above, “Stock-Based Compensation”).

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

Foreign Currency Translation

The balance sheets of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. It is presented in the consolidated statements of stockholders’ equity.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     ACQUISITIONS

2005 Acquisitions:

On February 8, 2005, the Company acquired the majority of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which consisted of $38.0 million cash paid at closing and $9.5 million of the Company’s common stock to be issued in February 2006, 2007 and 2008. The Company recorded $35.7 million in goodwill and $10.1 million in intangible assets as part of the purchase price allocation. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. The Company acquired CBW to strengthen its financial advisory services practice.

On April 15, 2005, the Company acquired Tiber Group, LLC (“Tiber”) for $8.4 million, which consisted of $4.3 million in cash and $1.8 million of the Company’s common stock paid at closing, and $1.7 million in cash and $0.7 million of the Company’s common stock, both payable in two equal installments on the first and second anniversaries of the closing date. The Company recorded $8.4 million in goodwill as part of the purchase price allocation. Tiber included 24 consultants that provide strategic advisory services to clients in the healthcare industry.

On July 15, 2005, the Company acquired the assets of A.W. Hutchison & Associates, LLC (“Hutchison”) for $26.5 million, which consisted of $17.5 million in cash and $1.7 million of the Company’s common stock paid at closing, and $3.0 million in cash and $4.3 million payable in the Company’s common stock, both payable in two equal installments in August 2006 and August 2007. As part of the Hutchison acquisition purchase price, the Company acquired $3.9 million in clients’ accounts receivable. The Company recorded $18.4 million in goodwill and $3.4 million in intangible assets as a part of the purchase price allocation. The Company acquired Hutchison, which included 57 consultants, to add depth to its construction management analysis and dispute resolution services and to broaden its geographic presence in the southeastern portion of the United States.

On August 9, 2005, the Company acquired the stock of LAC, Ltd. (“LAC”) for $24.1 million, which consisted of $16.7 million in cash and $0.7 million of the Company’s common stock paid at closing and 0.1 million shares (valued at closing at $1.9 million) payable in three equal installments in August 2006, 2007 and 2008. The Company also paid $4.8 million for clients’ accounts receivable, payable in three equal monthly installments within three months of closing. The Company recorded $16.7 million in goodwill and $4.0 million in intangible assets as a part of the purchase price allocation. LAC was formed in conjunction with a management buyout of the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., the risk consulting subsidiary of Marsh & McLennan Companies, Inc. The LAC acquisition, which included 54 consultants, strengthened the Company’s presence in Canada and provides services in the Dispute, Investigative & Regulatory Advisory Services business segment. The purchase accounting has not been finalized as the Company has not completed the valuation of the acquired identifiable intangible assets.

2004 Acquisitions:

On January 30, 2004, the Company acquired substantially all of the assets of Tucker Alan, Inc. (“Tucker”) for $89.5 million, which consisted of payments at closing of $45.6 million cash and 0.3 million shares of the Company’s common stock (valued at $6.0 million at closing) and $37.9 million payable in two installments of cash and the Company’s common stock within the first two years following the closing date of the transaction. In connection with the Tucker acquisition, the Company acquired tangible assets of $1.3 million. The Tucker acquisition included 230 consulting professionals active primarily in the litigation, construction and healthcare practices. The Company acquired Tucker to strengthen its national platform in these practices. Tucker has a significant presence in the western region of the United States that complements the Company’s other geographic regions. Tucker’s service offerings and industry expertise are also complementary to those of the Company.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 4, 2004, the Company acquired substantially all of the assets of Capital Advisory Services, LLC (“CapAdvisory”) for $10.5 million, which consisted of payments at closing of $6.5 million cash and 0.1 million shares of the Company’s common stock (valued at $1.5 million at closing) and $2.5 million payable in two installments of cash and the Company’s common stock in the first two years following the closing date of the transaction. The CapAdvisory acquisition included 49 consulting professionals who complement the Company’s financial services practice and primarily provide financial and accounting consulting services. The Company acquired CapAdvisory to expand the Company’s service offerings within the financial services industry.

On August 31, 2004, the Company acquired substantially all of the assets of Invalesco Group, Inc. (“Invalesco”) for $2.5 million, which consisted of payments at closing of $1.2 million cash and 0.04 million shares of the Company’s common stock (valued at $0.8 million at closing) and $0.5 million payable in cash on the first anniversary of the closing date of the transaction. The Invalesco acquisition included 14 consulting professionals who complement the Company’s healthcare practice and primarily provides services to hospitals and healthcare providers. The Company acquired Invalesco to expand the Company’s service offerings within the healthcare industry.

2003 Acquisition:

On December 15, 2003, the Company acquired substantially all of the assets of Front Line Strategic Consulting, Inc. (“Front Line”) for $4.8 million, which included $2.5 million cash at closing and 0.1 million shares of the Company’s common stock (valued at $1.3 million at closing) and $1.0 million in cash payable in two equal installments on the first and second anniversary of the closing date. The Front Line acquisition consisted of 27 consulting professionals. Front Line was acquired primarily to augment the Company’s healthcare practice.

Accounting for Acquisitions

All of the Company’s acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisitions.

Pro Forma Information

As noted above, the Company acquired CBW on February 8, 2005 and, accordingly, the income statement for the year ended December 31, 2005 includes approximately 11 months of operating results for CBW. The Company acquired Tucker on January 30, 2004 and, accordingly, the income statement for the year ended December 31, 2004 includes 11 months of the operating results for Tucker. The Company acquired several additional businesses during the years 2003 to 2005, as discussed above. These acquired businesses were not included in the pro forma disclosures, as they were not deemed significant either individually or in the aggregate.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma financial information (shown in thousands, except net income per share) as if the acquisitions of Tucker and CBW had been effective as of January 1, 2004. The unaudited pro forma financial information includes adjustments to CBW’s operating results, as if CBW had been included in the Company’s operating results. The adjustments consist of amortization expense for the acquired intangible assets with finite lives, salary compensation adjustments, incentive compensation-related adjustments and income tax expense adjustments. Similar pro forma adjustments were also made for Tucker.

	2005	2004
Total revenues	$576,371	$509,462
Total cost of services	358,797	316,912
Stock-based compensation expense	9,145	10,218
General and administrative expenses	99,120	86,945
Depreciation expense	10,220	8,438
Amortization expense	6,362	5,235
Restructuring costs	—	1,091
Litigation and settlements	1,250	385
Other expense, net	3,283	1,750
Income tax expense	37,041	32,220

Net income	$51,153	$46,268

Basic income per share	$1.02	$0.97
Diluted income per share	$0.97	$0.90

4.     SEGMENT INFORMATION

During 2005, the Company realigned the business to coincide with the types of services provided and the requisite sales channels. As a part of this realignment, the Company organized its business segments to include two reportable business segments: Dispute, Investigative & Regulatory Advisory Services and Business, Financial & Operational Advisory Services. The Company evaluates the aforementioned segments’ performance and allocates resources based upon the operating results of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of dispute, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate counsels, law firms and corporate boards and special committees. The Business, Financial & Operational Advisory Services business segment provides strategic, operational, and technical management consulting services to the management of businesses in highly regulated industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise,” the Company identified these business segments as reportable segments. The types of services provided to clients not included in the two reportable business segments include financial and valuation advisory and claims advisory services. Transactions between segments have been eliminated and the Company has restated the 2004 and 2003 segment revenues and profits to reflect the Company’s current business segments. Previous to 2005, the Company’s segments were Financial & Claims and Energy Consulting.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on the segment operations for the years ended December 31, 2005, 2004 and 2003 have been summarized as follows (shown in thousands):

	2005	2004	2003
Total Revenues:
Dispute, Investigative & Regulatory Advisory Services	$251,598	$210,012	$115,350
Business, Financial & Operational Advisory Services	257,764	225,438	155,572

Combined reportable segment revenues	509,362	435,450	270,922
All other	66,130	46,669	46,860

Total revenues	$575,492	$482,119	$317,782

Operating Profit:
Dispute, Investigative & Regulatory Advisory Services	$108,385	$87,208	$50,004
Business, Financial & Operational Advisory Services	86,807	76,875	51,034

Combined reportable segment profits	195,192	164,083	101,038
All other	22,006	13,830	15,012

Total combined segment operating profit	$217,198	$177,913	$116,050

Operating Profit and Statement of Income reconciliation:
Unallocated:
General and administrative expenses	$98,877	$84,673	$63,292
Depreciation expense	10,213	8,312	7,488
Amortization expense	8,538	3,562	1,880
Stock-based compensation expense	9,079	9,589	11,107
Restructuring costs	—	1,091	—
Litigation and settlement provisions	1,250	385	440
Other expense (income)	3,283	1,864	(264)

Total unallocated expenses, net	131,240	109,476	83,943

Income before income tax expense	$85,958	$68,437	$32,107

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts, related to specific reporting segments, have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. The Company records accounts receivable, net (see Note 10) and goodwill and intangible assets, net (see Note 5) on a segment basis. Other balance sheet amounts are not maintained on a segment basis.

In September 2003, the Company sold, for a nominal sales price, its water consulting practice, Bookman–Edmonston, Inc., which had been included in the Business, Financial & Operational Advisory Services segment. Bookman–Edmonston accounted for less than 3 percent of the Company’s total revenues for the year ended December 31, 2003, and operated at a loss.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2005	2004
Goodwill	$303,757	$219,202
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	298,332	213,777
Intangible assets:
Customer lists	21,945	12,191
Non-compete agreements	10,463	6,100
Trade name	1,020	1,000
Other	8,496	4,740

Intangible assets, at cost	41,924	24,031
Less: accumulated amortization	(21,501)	(12,963)

Intangible assets, net	20,423	11,068

Goodwill and intangible assets, net	$318,755	$224,845

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company is required to perform an annual goodwill impairment test. The Company completed the annual impairment test based on May 31, 2005 balances and there was no impairment recognized as of that date. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of December 31, 2005, there was no indication of impairment related to the intangible assets. The Company amortizes intangible assets over their remaining useful lives, which range from nine months to five years.

The changes in carrying balances of goodwill and intangible assets during the year ended December 31, 2005 are as follows (shown in thousands):

Total
Balance as of December 31, 2004—Goodwill, net	$213,777
Balance as of December 31, 2004—Intangible assets	11,068

Balance as of December 31, 2004—Total	224,845
Goodwill acquired	84,555
Intangible assets acquired	17,893
Less—amortization expense	(8,538)

Balance as of December 31, 2005—Total	$318,755

Goodwill and intangible assets:
Goodwill, net	$298,332
Intangible assets, net	20,423

Balance as of December 31, 2005—Total	$318,755

As of December 31, 2005, goodwill and intangible assets, net of amortization, was $171.6 for Dispute, Investigative & Regulatory Services, $101.9 million for Business, Financial & Operational Advisory Services, and $45.3 million for all other services.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the businesses acquired during the year ended December 31, 2005, the Company has allocated the purchase prices, including amounts assigned to goodwill and intangible assets and made estimates of their related useful lives. The CBW acquisition, which occurred on February 8, 2005, included $35.7 million in goodwill and $10.1 million in intangible assets as a part of the purchase price allocation. The Tiber acquisition, which occurred on April 15, 2005, included $8.4 million in goodwill. The Hutchison acquisition, which occurred on July 15, 2005, included $18.4 million in goodwill and $3.4 million in intangible assets as a part of the purchase price allocation. The LAC acquisition, which occurred on August 9, 2005, included $16.7 million in goodwill and $4.0 million in intangible assets as a part of the purchase price allocation. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and backlog revenue. The Company has completed the valuation and allocation of purchase price related to the CBW and Hutchinson acquisitions and has made a preliminary valuation and allocation of purchase price related to the Tiber and LAC acquisition. The Company has not finalized the valuation of the acquired identifiable intangible assets for these acquisitions.

The Company has one year from the acquisition date to complete the valuation and allocation of purchase price for acquisitions.

During the year ended December 31, 2005, the Company recorded $2.5 million of additional goodwill related to certain previously acquired businesses that achieved earnout provisions specified in their purchase agreements.

Total amortization expense for 2005 was $8.5 million, compared with $3.6 million and $1.9 million for 2004 and 2003, respectively. The weighted average remaining life for intangible assets was three years at December 31, 2005. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2005 (shown in thousands):

Year ending December 31,	Amount
2006	$7,147
2007	5,522
2008	4,598
2009	2,721
2010	435

Total	$20,423

6.    EARNINGS PER SHARE (EPS)

Basic earnings per share (EPS) is computed by dividing income by the basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average number of days outstanding for the period. Diluted shares include the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, restricted shares, or contingently issuable shares. Diluted EPS is computed by dividing income by the diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2005, 2004 and 2003, the components of basic and diluted shares (weighted for the average days outstanding for the periods) are as follows (shown in thousands):

	2005	2004	2003
Common shares outstanding	49,422	46,447	43,026
Business combination obligations payable in a fixed number of shares	589	740	210

Basic shares	50,011	47,187	43,236
Employee stock options	1,018	1,783	2,458
Restricted shares and stock units	783	1,146	1,243
Business combination obligations payable in a fixed dollar amount of shares	363	—	—
Contingently issuable shares	215	131	92

Diluted shares	52,390	50,247	47,029

For the years ended December 31, 2005, 2004 and 2003, the Company had stock options of 0.2 million, 0.2 million, and 0.7 million, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

In connection with certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock based on the trading price share value at the time of issuance. The weighted average of these shares is included in the basic earnings per share calculation.

In accordance with SFAS No. 128, “Earnings per Share”, the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares results in tax benefits that reduce the dilutive effect of such shares being issued. The tax benefits are obtained from the spread of the Company’s market price of its common stock over the measurement prices of the stock options, restricted shares and restricted stock units on the date the shares vest.

7.    STOCKHOLDERS’ EQUITY

The following summarizes the activity of stockholders’ equity during the year ended December 31, 2005 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2005	$288,674	47,868
Comprehensive income	49,463	—
Stock issued in acquisition-related transactions	12,922	791
Stock compensation and stock purchase plans:
Stock option exercises and stock purchases	8,721	838
Tax benefit on stock options exercised and restricted stock vested	5,856	—
Restricted stock issued to employees in lieu of annual incentive cash bonus	10,241	—
Amortization of restricted stock/units compensation	8,744	—
Variable accounting stock-based compensation expense	(173)	—
Vesting of restricted stock to common stock	—	1,104

Stockholders’ equity at December 31, 2005	$384,448	50,601

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Tucker purchase agreement, which occurred on January 30, 2004, the Company issued, in the first quarter of 2005, the second of three installments of 0.4 million shares of its common stock.

On July 1, 2005, the Company issued 0.3 million shares of its common stock related to restricted stock awards granted under the Management Stock Purchase Plan (“MSPP”).

The restricted stock issued to employees in lieu of annual incentive cash bonus was granted on March 1, 2005 and was related to services provided during 2004. The restricted stock vested September 1, 2005, six months from the grant date and the Company issued 0.4 million shares of its common stock.

At the 2005 Annual Meeting of Stockholders of the Company held on May 4, 2005, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s total authorized shares of common stock from 75.0 million to 150.0 million.

Employee Stock Purchase Plan

During 1996, the Company implemented a plan that permits employees to purchase shares of the Company’s common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. As of December 31, 2005, the Company was authorized to sell 1.4 million shares. During 2005, 2004 and 2003, the Company sold 291,000, 107,000 and 138,000 shares, respectively, under the plan. The Company had sold 650,000 shares under the plan prior to 2003.

Stock Appreciation Rights

During 2000, the Company granted 200,000 shares of stock appreciation rights. During 2004, two-thirds of the 200,000 shares were exercised and $2.4 million in cash was paid for the accumulated appreciation in stock value since grant date. During 2005, the remaining one-third of the 200,000 shares was exercised and $1.4 million was paid for the accumulated appreciation in stock value since grant date. As of December 31, 2005, there were no stock appreciation rights outstanding.

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

Treasury Stock Authority

In October 2000, the Board of Directors granted the Company’s stock repurchase authorization up to 5.0 million shares of the Company’s common stock. During 2004 and 2005, the Company did not repurchase

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of common stock. From December 1, 2000 to December 31, 2003, the Company repurchased 2.8 million shares for $12.7 million. As of December 31, 2005, the Company had authorization to purchase 2.2 million shares.

8.    STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term for the valuation amount at grant date. In addition, stock-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. As of December 31, 2005, less than 0.1 million shares were subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

Total stock-based compensation expense consisted of the following (shown in thousands):

	2005	2004	2003
Amortization of restricted stock awards	$9,384	$7,678	$6,297
Fair value adjustment for variable accounting awards	(305)	1,911	4,810

Total stock-based compensation expense	$9,079	$9,589	$11,107

Amounts attributable to employee consultants were $7.9 million, $6.7 million and $7.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

9.    LONG-TERM INCENTIVE PLAN AND SUPPLEMENTAL EQUITY INCENTIVE PLAN

Summary

On June 30, 1996, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides for common stock, common stock-based and other performance incentives to employees, consultants, directors, advisors and independent contractors of the Company. On May 4, 2005, the Company’s shareholders approved, at the 2005 Annual Meeting of Shareholders, the 2005 Long-Term Incentive Plan (“2005 LTIP”). The 2005 LTIP provided for an additional 5.25 million shares of the Company’s common stock available to be issued under the plan. In November 2001, the Company adopted a Supplemental Equity Incentive Plan (“SEIP”) to retain and recruit certain middle and senior-level employees and to optimize shareholder value. The SEIP only allows nonqualified stock options. The SEIP did not require shareholder approval; therefore, it was not voted on or approved by the Company’s stockholders.

The purposes of the plans are to (1) align the interests of the Company’s shareholders and recipients of awards under the plan, (2) attract and retain officers, other employees, non-employee directors, consultants, independent contractors and agents, and (3) motivate such persons to act in the long-term best interests of the Company’s shareholders. The incentives offered by the Company under the plans are an important component of the compensation for the recipients.

Restricted Stock Outstanding

As of December 31, 2005, the Company had 1.6 million restricted stock and equivalent units outstanding at a weighted average measurement price of $16.45 per share. The measurement price is the market price of the

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s common stock at the date of grant of the restricted stock and equivalent units. The restricted stock and equivalent units were granted out of the LTIP.

The following table summarizes restricted stock activity for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price
Restricted stock and equivalents outstanding at beginning of year	1,691	$10.38	1,973	$5.72	3,818	$5.03
Granted	1,177	24.18	732	20.28	100	15.39
Exercised (vested)	(1,104)	15.61	(989)	8.13	(1,857)	4.85
Forfeited	(202)	15.83	(25)	16.46	(88)	5.14

Restricted stock and equivalents outstanding at end of year	1,562	$16.45	1,691	$10.38	1,973	$5.72

The following table summarizes information regarding restricted stock outstanding at December 31, 2005:

Range of measurement date prices	Outstanding shares (000s)	Weighted average measurement date price
$0.00 - $4.99	210	$4.97
$5.00 - $9.99	324	5.49
$10.00 - $19.99	351	18.55
$20.00 and above	677	24.17

Total	1,562	$16.45

Stock Options Outstanding

As of December 31, 2005, the Company had 2.4 million stock options outstanding at a weighted average exercise price of $8.21 per share. As of December 31, 2005, 2.1 million stock options were exercisable at a weighted average exercise price of $7.31 per share.

The following table summarizes stock option activity for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price
Options outstanding at beginning of year	3,065	$7.31	4,305	$5.95	5,860	$5.42
Granted	65	25.60	157	21.14	232	9.45
Exercised	(613)	4.75	(1,347)	4.52	(1,435)	4.44
Forfeited or exchanged	(122)	8.69	(50)	8.55	(352)	5.60

Options outstanding at end of year	2,395	$8.21	3,065	$7.31	4,305	$5.95

Options exercisable at year end	2,110	$7.31	2,322	$6.54	2,919	$6.11

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information regarding stock options outstanding at December 31, 2005 and 2004:

	2005			2004
Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	279	$3.69	5.6	337	$3.70	6.7
$3.75 to $4.99	1,018	3.95	4.6	1,396	3.96	5.6
$5.00 to $7.49	498	6.12	6.5	723	6.03	6.8
$7.50 to $9.99	152	8.67	5.0	186	8.78	6.2
$10.00 and above	448	22.87	4.6	423	22.83	5.8

Total	2,395	$8.21	5.2	3,065	$7.31	6.1

The following table summarizes information regarding stock options exercisable at December 31, 2005:

Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price
$0.00 to $3.74	279	$3.69
$3.75 to $4.99	1,018	3.95
$5.00 to $7.49	385	6.11
$7.50 to $9.99	130	8.68
$10.00 and above	298	23.16

Total	2,110	$7.31

The following table summarizes the information regarding stock options outstanding by each plan the Company had as of December 31, 2005:

Plan category	Outstanding shares (000s)	Weighted average exercise price	Shares remaining available for future issuances (000s)
LTIP	2,144	$7.75	4,994
SEIP	251	$12.20	167

Total	2,395	$8.21	5,161

10.    SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable:

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2005	2004
Billed amounts	$107,882	$78,764
Engagements in process	57,661	45,406
Allowance for uncollectible accounts	(19,927)	(13,013)

	$145,616	$111,157

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables attributable to engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $69.7 million for the Dispute, Investigative & Regulatory Advisory Services, $60.5 million for the Business, Financial & Operational Advisory Services, and $15.4 million for all other services at December 31, 2005, compared with $60.7 million, $46.5 million and $4.0 million, respectively, as of December 31, 2004.

Assets Held for Sale:

On January 3, 2005, the Company sold, at a discount from book values, certain receivables and fixed assets to a group of senior consultants, who departed from the Company. As part of the agreement, the Company transferred certain client engagements to the former senior consultants.

As of December 31, 2004, the Company recorded assets held for sale of $5.8 million, which consisted of $5.0 million of billed and unbilled receivables and $0.8 million of fixed assets. At December 31, 2004, the Company recorded write-downs of receivables and fixed assets of $0.5 million and $0.1 million, respectively, to state the assets held for sale at net realizable value.

Property and Equipment:

Property and equipment as of December 31 consisted of (shown in thousands):

	2005	2004
Land and buildings	$3,555	$3,563
Furniture, fixtures and equipment	44,095	35,748
Software	14,912	12,514
Leasehold improvements	22,457	12,248

	85,019	64,073
Less: accumulated depreciation and amortization	(42,699)	(36,692)

Property and equipment, net	$42,320	$27,381

Other Current Liabilities:

The components of other current liabilities as of December 31 were as follows (shown in thousands):

	2005	2004
Deferred business acquisition obligations	$15,655	$14,689
Acquisition earnout obligations	—	11,176
Deferred revenue credits	11,722	10,780
Deferred rent	5,977	2,386
Other liabilities	1,731	2,157

	$35,085	$41,188

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred business acquisition obligations of $15.7 million at December 31, 2005 consisted of cash obligations and fixed monetary obligations payable in shares of the Company’s common stock. The Company recorded $2.4 million in fixed monetary obligations payable in shares as of December 31, 2005. The number of shares to be issued is determined by the average closing price for a period of time prior to the due dates. The deferred business acquisition obligations of $15.7 million at December 31, 2005 consisted of $10.0 million for the Tucker acquisition, which was paid in January 2006. The liability amounts for deferred business acquisition obligations have been discounted to net present value. The deferred business acquisition obligations of $14.7 million at December 31, 2004 primarily related to $13.0 million for the Tucker acquisition, which was paid in January 2005. During the year ended December 31, 2005, the Company reclassified the then current present value of $9.5 million related to the Tucker acquisition obligation from non-current to current.

Acquisition earnout obligations relate to payments due under certain purchase agreements. These amounts become payable upon the achievement of specified financial objectives by acquired businesses. As of December 31, 2004, the Company had an $11.2 million liability for acquisition earnout obligations, which was paid April 1, 2005.

Deferred revenue credits represent advance billings, by the Company to its clients, for services that have not been performed and earned.

Other Non-Current Liabilities:

The components of other non-current liabilities as of December 31 were as follows (shown in thousands):

	2005	2004
Deferred business acquisition obligations	$5,977	$10,213
Other non-current liabilities	3	417

	$5,980	$10,630

The deferred business acquisition obligation of $10.2 million at December 31, 2004 included $9.5 million for the Tucker acquisition, payable in January 2006, which was reclassified from non-current liabilities to current during 2005 and is included in Other Current Liabilities as of December 31, 2005. The deferred business acquisition obligations of $6.0 million at December 31, 2005 consisted of cash obligations and fixed monetary obligations payable in shares of the Company’s common stock. The Company recorded $3.7 million in fixed monetary obligations payable in shares as of December 31, 2005. The number of shares to be issued is determined by the average closing price for a period of time prior to the due dates.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

2005 Non-Cash Transactions

During the year ended December 31, 2005, as part of the purchase price agreements for acquired businesses, the Company entered into commitments to issue shares of its common stock, with an aggregate value of $16.7 million at the closing dates. The commitment related to the CBW acquisition, which occurred on February 8, 2005, included $9.5 million in shares, valued at the closing date, payable in three equal annual installments on the anniversary date over the three years from the closing date. The commitment related to the Hutchison acquisition, which occurred on July 15, 2005, included $4.3 million in shares, valued at the closing date, payable in two equal installments on the first and second anniversaries of the closing date. The LAC acquisition, which occurred on August 9, 2005, included $1.9 million in shares, valued at the closing date, payable in three equal installments in August 2006, 2007 and 2008.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2005, the Company recorded $10.8 million of deferred compensation related to restricted shares and restricted stock units.

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

During the year ended December 31, 2004, the Company recorded $6.8 million for deferred compensation related to restricted shares and restricted stock units.

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

Other Information

Total interest paid during the years ended December 31, 2005, 2004 and 2003 was $2.7 million, $1.1 million and $0.7 million, respectively. Total income taxes paid during the years ended December 31, 2005, 2004 and 2003 were $23.7 million, $15.1 million and $7.9 million, respectively.

12.    LEASE COMMITMENTS

The Company leases its office facilities and certain equipment under operating lease arrangements that expire at various dates through 2017. The Company leases office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Certain of the Company’s leases contain renewal provisions. In addition, the Company leases equipment under non-cancelable operating leases.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum annual lease payments for the years subsequent to 2005 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2006	$21,113
2007	18,583
2008	18,184
2009	15,200
2010	14,164
Thereafter	34,656

$121,900

Rent expense for operating leases was $22.1 million, $18.6 million, and $14.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

13.    BANK BORROWINGS

As of December 31, 2005, the Company maintained an unsecured revolving line of credit agreement for $175.0 million. On April 18, 2005, the Company amended its line of credit to increase the amount available from $150.0 million to $175.0 million, with the option to increase the facility up to $200.0 million over the term of the agreement. The amendment also extended the current expiration term of the agreement to July 2008, from October 2005. In addition, National City Bank joined the existing bank consortium of LaSalle Bank, N.A., a subsidiary of ABN AMRO Bank N.V., U.S. Bank, Harris Trust and Savings Bank, and Fifth Third Bank, to support the line of credit agreement. The line of credit was amended to give the Company more financial flexibility to pursue strategic objectives, to make selective acquisitions and to support the growth of the Company.

Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.00 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things. The Company complied with the terms of its line of credit agreement as of December 31, 2005 and 2004. As of December 31, 2005, the Company had a $40.8 million balance outstanding under the line of credit agreement. The Company did not have a balance outstanding under its line of credit agreement as of December 31, 2004.

At December 31, 2005 and 2004, the Company had outstanding letters of credit of $4.9 million and $4.3 million, respectively. The letters of credit outstanding are to secure various leased office space the Company occupies. The letters of credit expire at various dates through 2014. These letters of credit reduce the Company’s borrowing ability under the line of credit.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    INCOME TAXES

Income tax expense (benefit), shown in thousands, consists of the following:

	For the year ended December 31,
	2005	2004	2003
Federal:
Current	$24,748	$20,165	$10,137
Deferred	3,222	2,463	239

Total	27,970	22,628	10,376

State:
Current	6,619	4,646	2,547
Deferred	822	571	(123)

Total	7,441	5,217	2,424

Foreign:
Current	689	217	599
Deferred	2	—	—

Total	691	217	599

Total federal, state and foreign income tax expense	$36,102	$28,062	$13,399

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended December 31,
	2005	2004	2003
Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	5.4	5.0	4.6
Foreign taxes	0.7	0.2	0.1
Effect of non-deductible amortization	—	—	1.3
Effect of non-deductible meals and entertainment expense	0.6	0.6	0.7
Effect of other transactions, net	0.3	0.2	—

	42.0%	41.0%	41.7%

The tax benefits associated with restricted stock, nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $5.9 million, $13.1 million, and $10.3 million in 2005, 2004 and 2003, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2005	2004
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$4,883	$3,621
Insurance related costs	15	15
Stock options	1,751	476
Deferred revenue	2,528	2,823
Litigation settlement	1,987	1,424
Compensation program	1,681	704
Tax credits and capital loss carry forward	1,037	974

Deferred tax assets	13,882	10,037

Depreciation and amortization	(654)	(586)
Restructuring costs	0	(95)
Acquisition costs	(10,590)	(5,285)
Investments	(6)	(298)
State income taxes offset for deferred tax assets	(194)	(249)

Deferred tax liabilities	(11,444)	(6,513)

Net deferred tax assets	$2,438	$3,524

The Company has not recorded a valuation allowance against its net deferred tax assets, as it believes it is more likely than not that the net deferred tax assets are recoverable from future results of operations.

In the past, the Company has taken the position that undistributed earnings of foreign subsidiaries were reinvested, and that no federal income tax needed to be provided under this plan of reinvestment. The American Jobs Creation Act of 2004 (“the Act’) introduced a special one-time dividend received deduction under certain circumstances on the repatriation of certain foreign earnings to a federal taxpayer. The Company evaluated the impact of this change in the law, and determined that it would continue to reinvest its undistributed earnings in developing its business in those countries in which the earnings were generated.

15.    EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans and provides employer-matching contributions for all participants. The Company matches an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant.

The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company’s contributions to the various plans were $5.1 million, $4.0 million and $2.7 million in the years ended December 31, 2005, 2004 and 2003, respectively.

16.    RELATED PARTY TRANSACTIONS

Governor Thompson, one of the Company’s Directors, is Chairman of the law firm of Winston & Strawn. Winston & Strawn has provided legal representation for the Company in the past and may provide services to the

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company in the future. Total payments related to services rendered were less than $0.1 million in 2005, and were $0.3 million for both 2004 and 2003.

The Company leases office space from Equity Office Properties (“EOP”). William M. Goodyear is a Trustee on the Board of Trustees at EOP. During the years ended December 31, 2005, 2004 and 2003, the Company paid $3.4 million, $2.5 million and $2.0 million, respectively, to EOP in connection with such space. These leases were executed at market terms.

17.    LITIGATION AND SETTLEMENTS

As previously disclosed, on February 15, 2006, the Company received an adverse order and “interim findings” from an arbitrator in a proceeding related to a dispute with the City of Vernon, California. Under a contract signed in 1998, RMI-US, a subsidiary of the Company, provided electric distribution system maintenance services to the City until November 30, 2003, at which time the contract was terminated at the request of RMI-US. Since that time, the Company no longer provides such system maintenance services. The arbitrator’s order and “interim findings” denied the Company’s right to recover unpaid fees and expenses previously billed to the City. As a result, the Company charged $1.4 million to expense in the Company’s fourth quarter 2005 consolidated statement of income. In addition, the arbitrator found that, as a result of the suspension of the subsidiary’s contractor’s license for certain periods, RMI-US did not meet the statutory definition of “substantial compliance” with licensing requirements and, therefore, the City is entitled to disgorgement of unspecified amounts paid under the contract for a period not defined in the order. The arbitrator also found that the City is entitled to treble damages but the order did not indicate the amount of damages that would be trebled. While the order does not state the amounts to be reimbursed or trebled, if the arbitrator enters a final award on the basis of the interim findings, and if that final award is not modified or reversed by the special arbitration appeal panel described below, the total amount could have a material adverse impact on the Company’s financial position and results of operations.

In its briefs and arguments, the City has contended that an amount between $13.4 million and $17.7 million that it paid under the 1998 contract is subject to disgorgement due to RMI-US’ alleged failure to be in “substantial compliance” with the state’s licensing requirements. In addition to its disgorgement claim, the City has also contended that the Company’s submission of bills under an earlier contract during 1995 to 1998 and for approximately 19 days in 2001 represented “false claims” under the California False Claims Act, with respect to which the City is entitled to collect approximately $7.7 million in purported damages, trebled. On March 7, 2006 the Company filed briefs setting forth various legal and factual arguments that have yet to be considered by the arbitrator. For the reasons stated in its briefs, the Company contends the total amount that should be disgorged is zero and, in any event, substantially less than the amounts sought by the City. Further, the Company contends that there was no violation of the California False Claims Act and treble damages are not appropriate. In addition, the Company is asserting various defenses, including the statute of limitations, which have not previously been ruled upon. The arbitrator has established a briefing schedule to address any issues the Company wishes to raise with respect to the order and interim findings and has scheduled a further hearing for argument in May 2006.

The Company strongly disagrees with the arbitrator’s interim findings. Pursuant to a written stipulation of the parties, the Company has the right to appeal any arbitration award to a three-judge panel consisting of three neutral members agreed upon by the parties or appointed by the arbitration agency. The appeal panel will apply the same standard of review that a first-level appellate court in California would apply to an appeal from a trial court decision.

As previously disclosed, also at issue in the arbitration is whether RMI-US must reimburse the City for approximately $950,000 in oil spill cleanup expenses incurred by the City. The oil spill occurred in 2001 at the

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

City’s generating station, allegedly due to the negligence of RMI-US and a subcontractor who removed certain underground piping at the request of the City. The Company contends that the oil spill was caused by the negligence of the City’s employees. Evidentiary hearings were held in February 2006 and are expected to be completed in March 2006, following which the arbitrator will issue his findings on the oil spill issues.

It is not possible at this point to reasonably predict the outcome of these proceedings, nor is it possible to reasonably estimate the loss or range thereof. As such, no amounts have been reflected in the 2005 financial statements for the potential loss, if any, regarding this matter, other than the aforementioned charge of $1.4 million relating to unpaid fees and expenses.

From time to time, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, except as otherwise described above the Company does not believe that any of those additional lawsuits or claims will have a material adverse effect on the financial condition and results of operation of the Company.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2004 and 2003

(amounts in thousands)

Description	Balance at beginning of year	Charged to expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2005
Allowance for doubtful accounts	$13,013	$7,987	$(1,073)	$19,927
Year ended December 31, 2004
Allowance for doubtful accounts	$11,164	$6,352	$(4,503)	$13,013
Year ended December 31, 2003
Allowance for doubtful accounts	$9,190	$4,894	$(2,920)	$11,164

(1)	Represents write-offs of bad debts.

See accompanying report of independent registered public accounting firm.

S-1