Form 10-Q
period 2006-03-31
NAVIGANT CONSULTING INC
filed 2006-05-10
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 10, 2006, 52.3 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2006

“Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,263	$14,871
Accounts receivable, net	167,111	145,616
Prepaid expenses and other current assets	9,516	8,189
Deferred income tax assets	9,402	11,231

Total current assets	204,292	179,907
Property and equipment, net	44,864	42,320
Intangible assets, net	31,583	20,423
Goodwill	344,666	298,332
Other assets	2,467	1,881

Total assets	$627,872	$542,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$94,107	$40,800
Accounts payable	9,945	11,079
Accrued liabilities	7,060	8,444
Accrued compensation-related costs	24,691	43,683
Income taxes payable	15,329	4,551
Other current liabilities	21,664	29,710

Total current liabilities	172,796	138,267
Non-current liabilities:
Deferred income tax liabilities	13,466	8,793
Note payable	4,251	—
Other non-current liabilities	10,658	11,355

Total non-current liabilities	28,375	20,148

Total liabilities	201,171	158,415

Stockholders’ equity:
Preferred stock	—	—
Common stock	55	55
Additional paid-in capital	493,595	479,826
Deferred stock issuance, net	14,931	16,473
Treasury stock	(44,229)	(60,424)
Accumulated deficit	(37,608)	(51,414)
Accumulated other comprehensive loss	(43)	(68)

Total stockholders’ equity	426,701	384,448

Total liabilities and stockholders’ equity	$627,872	$542,863

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2006	2005
Revenues before reimbursements	$149,119	$121,784
Reimbursements	17,131	12,850

Total revenues	166,250	134,634
Cost of services before reimbursable expenses	87,528	73,868
Reimbursable expenses	17,131	12,850

Total cost of services	104,659	86,718
General and administrative expenses	30,920	22,203
Depreciation expense	2,950	1,911
Amortization expense	2,279	1,460

Operating income	25,442	22,342
Interest expense	1,097	588
Interest income	(240)	(107)
Other income, net	(199)	(156)

Income before income taxes	24,784	22,017
Income tax expense	10,978	9,248

Net income	$13,806	$12,769

Basic net income per share	$0.27	$0.26
Shares used in computing basic net income per share	51,639	48,973
Diluted net income per share	$0.26	$0.25
Shares used in computing diluted net income per share	53,527	51,241

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$13,806	$12,769
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Depreciation expense	2,950	1,911
Amortization expense	2,279	1,460
Share-based compensation expense	3,284	2,429
Payments related to stock appreciation rights obligations	—	(1,387)
Tax benefit from issuances of common stock	—	2,685
Amortization of consultants’ non-solicitation agreements	—	426
Accretion of interest expense	225	221
Other, net	(20)	—
Deferred income taxes	3,221	(1,139)
Changes in assets and liabilities:
Accounts receivable	(16,006)	(19,278)
Prepaid expenses and other current assets	(1,046)	(3,912)
Accounts payable	(1,950)	(1,928)
Accrued liabilities	(3,220)	(405)
Accrued compensation-related costs	(13,859)	(26,558)
Income taxes payable	7,362	7,356
Other current liabilities	1,787	1,281

Net cash used in operating activities	(1,187)	(24,069)

Cash flows from investing activities:
Purchases of property and equipment	(5,493)	(4,219)
Acquisitions of businesses, net of cash acquired	(37,080)	(38,775)
Payments of acquisition liabilities	(10,000)	(14,519)
Proceeds from divestitures of assets held for sale	—	3,220
Other, net	(558)	(240)

Net cash used in investing activities	(53,131)	(54,533)

Cash flows from financing activities:
Issuances of common stock	3,334	4,240
Tax benefit from issuances of common stock	1,069	—
Borrowings from banks, net	53,307	45,500

Net cash provided by financing activities	57,710	49,740

Net increase (decrease) in cash and cash equivalents	3,392	(28,862)
Cash and cash equivalents at beginning of the period	14,871	36,897

Cash and cash equivalents at end of the period	$18,263	$8,035

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Navigant Consulting, Inc. (the “Company”) is a specialized independent consulting firm providing dispute, financial, regulatory and operations advisory services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. The Company focuses on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

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

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2005 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 16, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows.

Note 2. Acquisitions

On January 31, 2006, the Company acquired the assets of Devito Consulting, Inc. (“Devito”) for $4.7 million, which consisted of $2.9 million in cash and $700,000 of the Company’s common stock paid at closing, and $800,000 in cash and $200,000 of common stock, both payable in two equal installments on the first and second anniversaries of the closing date. The Company recorded $4.2 million in goodwill and $300,000 in intangible assets as part of the purchase price allocation. The Devito acquisition included six consulting professionals that provide services to clients in the insurance industry.

On March 23, 2006, the Company acquired Precept Programme Management Limited (“Precept”) for $54.6 million, which consisted of $38.4 million in cash and $12.0 million of the Company’s common stock paid at closing, and a $4.3 million note payable due March 2008. The Company acquired assets of $11.7 million, including cash of $5.8 million, and assumed liabilities totaling $5.0 million from the Precept acquisition. The Company did a preliminary purchase price allocation and recorded $41.5 million in goodwill and $10.9 million in intangible assets as part of the purchase price allocation. Upon the completion of the purchase price allocation, the Company will make any necessary purchase price allocation adjustments. Precept is a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. The Company acquired Precept, which included 35 consulting professionals, to strengthen its presence in the United Kingdom.

The Company acquired several other businesses during the three months ended March 31, 2006. These acquisitions were relatively less significant than the acquisitions described above.

The Company’s acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition.

The Company was not required to disclose pro forma analyses for the acquisitions described above.

Note 3. Segment Information

During the three months ended March 31, 2005, the Company realigned the business to coincide with the types of services provided and the relevant sales channels. As a part of this realignment, the Company organized its business segments to include two reportable business segments: Dispute, Investigative & Regulatory Advisory Services, and Business, Financial & Operations Advisory Services. The Company evaluates the aforementioned segments’ performance and allocates resources based upon the operating results of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of disputes, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate counsels, law firms and corporate boards and special committees. The Business, Financial & Operations Advisory Services business segment provides strategic, operational, and technical management consulting services, as well as claims advisory services, to the management of businesses in highly regulated industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise,” the Company identified these business segments as reportable segments.

The types of services provided to clients not included in the two reportable business segments include financial and valuation advisory services. During the three months ended March 31, 2006, the Company reevaluated the services and sales channels of its claims advisory business and included the operating results of that business in the Business, Financial & Operations Advisory Services segment. Prior comparative segment data presented has been restated to reflect those changes.

Segment information for the three months ended March 31, 2006 and 2005 has been summarized and is presented in the table below (shown in thousands). Transactions between segments have been eliminated.

	For the three months ended March 31,
	2006	2005
Total revenues:
Dispute, Investigative & Regulatory Advisory Services	$73,247	$58,015
Business, Financial & Operations Advisory Services	82,803	65,881

Combined reportable segment revenues	156,050	123,896
All other	10,200	10,738

Total revenues	$166,250	$134,634

Operating profit:
Dispute, Investigative & Regulatory Advisory Services	$31,802	$24,440
Business, Financial & Operations Advisory Services	30,821	20,633

Combined reportable segment profit	62,623	45,073
All other	1,575	5,015

Total combined segment operating profit	64,198	50,088

Segment reconciliation to Income before income taxes:

Unallocated:
General and administrative expenses	30,920	22,203
Depreciation expense	2,950	1,911
Amortization expense	2,279	1,460
Share-based compensation expense related to consulting personnel	2,607	2,172
Other expense, net	658	325

Total unallocated expenses, net	39,414	28,071

Income before income taxes	$24,784	$22,017

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts, related to specific reporting segments, have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. The Company records accounts receivable, net (see Note 8) and goodwill and intangible assets, net (see Note 4) on a segment basis. Other balance sheet amounts are not maintained on a segment basis.

Note 4. Goodwill and Intangible Assets:

Goodwill and other intangible assets consisted of (shown in thousands):

	March 31, 2006	December 31, 2005
Goodwill	$350,091	$303,757
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	344,666	298,332
Intangible assets:
Customer lists	22,255	21,945
Non-compete agreements	10,763	10,463
Trade name	1,020	1,020
Other	10,391	8,496
Precept intangible assets	10,934	—

Intangible assets, at cost	55,363	41,924
Less – accumulated amortization	(23,780)	(21,501)

Intangible assets, net	31,583	20,423

Goodwill and intangible assets, net	$376,249	$318,755

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment test. The Company will complete an annual impairment test as of May 31, 2006. As of March 31, 2006, there was no indication of impairment to the Company’s goodwill balances. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of March 31, 2006, there was no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives, which range from three months to five years. At March 31, 2006, the weighted average remaining life for the Company’s intangible assets was three years.

The changes in carrying values of goodwill and intangible assets during the three months ended March 31, 2006 are as follows (shown in thousands):

Total
Balance as of December 31, 2005 – Goodwill, net	$298,332
Balance as of December 31, 2005 – Intangible assets	20,423

Balance as of December 31, 2005 – Total	318,755
Goodwill acquired	46,334
Intangible assets acquired	13,439
Less – amortization expense	(2,279)

Balance as of March 31, 2006 – Total	$376,249

Goodwill and intangible assets:
Goodwill, net	$344,666
Intangible assets, net	31,583

Balance as of March 31, 2006 – Total	$376,249

As of March 31, 2006, goodwill and intangible assets, net of amortization, was $246.7 million for Dispute, Investigative & Regulatory Advisory Services, $85.0 million for Business, Financial & Operations Advisory Services, and $44.5 million for all other services.

The Company completed a preliminary allocation of the purchase price for the Precept and Devito acquisitions, including amounts assigned to goodwill and intangible assets and estimates of their related useful lives. The Devito acquisition, which occurred on January 31, 2006, included $4.2 million in goodwill and $300,000 in intangible assets as a part of the purchase price allocation. The $300,000 in intangible assets includes client lists and backlog revenue. The Precept acquisition included $41.5 million in goodwill and $10.9 million in intangible assets as a part of the purchase price allocation.

The Company is currently in the process of finalizing the purchase price allocation of Precept and Devito and will make any necessary adjustments upon the completion of this process. The Company has one year from the acquisition date to complete the valuation and allocation of purchase price for acquisitions.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2005, based on intangible assets recorded at March 31, 2006, and includes $2.3 million recorded in the three months ended March 31, 2006 (shown in thousands):

Year ending December 31,	Amount
2006	$10,055
2007	8,838
2008	7,897
2009	5,978
2010	1,094
Thereafter	—

Total	$33,862

Note 5. Net Income per share (EPS)

Basic net income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.

For the three months ended March 31, 2006 and 2005, the components of basic and diluted shares (based on the weighted average days outstanding for the periods) are as follows (shown in thousands):

	2006	2005
Common shares outstanding	51,186	48,372
Business combination obligations payable in a fixed number of shares	453	601

Basic shares	51,639	48,973
Employee stock options	796	1,216
Restricted shares and stock units	590	860
Business combination obligations payable in a fixed dollar amount of shares	293	—
Contingently issuable shares	209	192

Diluted shares	53,527	51,241

For both the three months ended March 31, 2006 and March 31, 2005, the Company had approximately 200,000 stock options which were excluded from the computation of diluted shares. These shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

In connection with certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of the Company’s shares at the time of issuance are included in the diluted earnings per share calculation.

In accordance with SFAS No. 128, “Earnings per Share,” the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers tax benefits that reduce the dilutive effect of such shares being issued. These tax benefits are based on the difference between the market price of the Company’s common stock and the measurement prices of the stock options, restricted shares and restricted stock units on the date exercised or vested.

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2006 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at December 31, 2005	$384,448	50,601
Comprehensive income	13,831	—
Employee stock option exercises and stock purchases	3,334	218
Vesting of restricted stock	—	214
Tax benefit on stock options exercised and restricted stock vested	793	—
Amortization of restricted stock awards	2,482	—
Other share-based compensation expense	189	—
Restricted stock issued to employees in lieu of annual incentive cash bonus	6,120	—
Stock issued in acquisition-related transactions	15,504	1,160

Stockholders’ equity at March 31, 2006	$426,701	52,193

In connection with the Precept acquisition, the Company issued 600,000 shares of its common stock valued at $12.0 million at the time of closing. In January 2006, in connection with the acquisition of Tucker Alan, Inc. (“Tucker”), which occurred on January 30, 2004, the Company issued 300,000 shares of its common stock, the last of three annual installments of the purchase price.

The restricted stock issued to employees in lieu of annual incentive cash bonus amounts was granted on March 15, 2006 and was related to services provided during 2005.

Note 7. Share-based Compensation Expense

Summary

On June 30, 1996, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides for common stock, common stock-based and other performance incentives to employees, consultants, directors, advisors and independent contractors of the Company. On May 4, 2005, the Company’s shareholders approved, at the 2005 Annual Meeting of Shareholders, the 2005 Long-Term Incentive Plan (“2005 LTIP”). The 2005 LTIP provided for an additional 5.25 million shares of the Company’s common stock available to be issued under the plan. In November 2001, the Company adopted a Supplemental Equity Incentive Plan (“SEIP”) to retain and recruit certain middle and senior-level employees and to optimize shareholders’ value. The SEIP only allows nonqualified stock options. The SEIP did not require shareholders’ approval; therefore, it was not voted on or approved by the Company’s stockholders.

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

Share-based Compensation Plans

The share-based compensation plans use restricted stock, stock options, and an employee stock purchase plan to provide incentives to the Company’s employees.

Restricted Stock Outstanding

As of March 31, 2006, the Company had 2.3 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $17.50 per share. The measurement price is the market price of the Company’s common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of the LTIP. The majority of the awards outstanding at March 31, 2006 vest over four years in 25 percent annual installments from the grant date. On March 15, 2006, as part of the annual bonus incentive compensation, the Company granted approximately 300,000 shares to its employees in lieu of cash bonus. These shares vest after six months in September 2006.

The following table summarizes restricted stock activity for the three months ended March 31, 2006:

	Number of shares (000s)	Weighted average measurement price
Restricted stock outstanding at January 1, 2006	1,562	$16.45
Granted	999	19.58
Vested	(214)	19.19
Forfeited	(13)	22.10

Restricted stock outstanding at March 31, 2006	2,334	$17.50

As of March 31, 2006, the Company had $26.4 million of total compensation costs related to the outstanding or unvested restricted stock as of March 31, 2006 that have not been recognized as compensation expense. The amount will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is 2.75 years.

Stock Options Outstanding

As of March 31, 2006, the Company had 2.4 million stock options outstanding at a weighted average exercise price of $8.75 per share. As of March 31, 2006, 2.0 million stock options were exercisable at a weighted average exercise price of $7.59 per share.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Number of shares (000s)	Weighted average exercise price
Options outstanding at January 1, 2006	2,395	$8.21
Granted	82	19.73
Exercised	(118)	4.88
Forfeited	(7)	18.30

Options outstanding at March 31, 2006	2,352	$8.75

Options exercisable at March 31, 2006	2,027	$7.59

The following table summarizes information regarding stock options outstanding at March 31, 2006:

Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	260	$3.69	5.5
$3.75 to $4.99	941	3.95	4.5
$5.00 to $7.49	489	6.12	6.3
$7.50 to $9.99	145	8.72	4.6
$10.00 and above	517	22.51	4.6

Total	2,352	$8.75	5.0

The following table summarizes information regarding stock options exercisable at March 31, 2006:

Range of exercise prices	Exercisable shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	260	$3.69	5.5
$3.75 to $4.99	941	3.95	4.5
$5.00 to $7.49	390	6.10	6.2
$7.50 to $9.99	127	8.70	4.2
$10.00 and above	309	23.40	3.6

Total	2,027	$7.59	4.8

The following table summarizes the shares remaining available for future issuances by each plan that the Company had as of March 31, 2006:

Plan category	Shares remaining available for future issuances (000s)
LTIP	3,432
SEIP	185

Total	3,617

Shares issued from the LTIP are new shares and shares issued SEIP are issued from treasury.

Employee Stock Purchase Plan

During 1996, the Company implemented a plan that permits employees to purchase shares of the Company’s common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. As of March 31, 2006, the Company was authorized to sell 1.7 million shares and has sold 1.3 million shares. During the three months ended March 31, 2006, the Company issued 100,000 shares related to employee stock purchases.

For the Quarter Ended March 31, 2006 - SFAS No. 123(R)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The Company adopted SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to unvested awards that are outstanding on the effective date (January 1, 2006) or subsequently modified or cancelled.

In accordance with SFAS No. 123(R), the Company recognized compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company had 300,000 stock options that were unvested as of January 1, 2006. The Company expects to record $800,000 in share-based compensation expense related to these unvested options during the year 2006, and $700,000 over the remaining vesting period from 2007 to 2009. The Company assumed an estimated 15 percent forfeiture rate for these stock options. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of the unvested stock options. As of March 31, 2006, the Company had 400,000 stock options outstanding that were accounted for at the fair value method in accordance with SFAS No. 123(R), including the 300,000 unvested stock options at January 1, 2006.

For purposes of calculating compensation cost under SFAS No. 123(R), the fair value of each option grant is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The Company used the Company’s historical stock price volatility for purposes of estimating the stock options’ fair value. For the three months ended March 31, 2006, the following weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

2006
Fair value of options granted	$10.52
Expected volatility	64.0%
Risk free interest rate	4.3%
Forfeiture rate	0.0%
Dividend yield	0.0%
Contractual or expected lives (in years)	4.2

The Company estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms.

Share-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term for the valuation amount at grant date. The agreements for certain restricted stock awards outstanding at March 31, 2006 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in share-based compensation expense from period to period.

In addition, share-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. As of March 31, 2006, the Company had less than 100,000 shares that were subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant prices.

The Company treated its employee stock purchase plan (ESPP) as compensatory under SFAS No. 123(R) and recorded the purchase discount from market price of stock purchases by employees as share-based compensation expense. Previously, the Company followed Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” as it related to employee stock purchase plans and did not record an expense for any discounts.

Upon adoption of SFAS No. 123(R), an entity that had a policy of recognizing the effect of forfeitures only as they occurred, as the Company did, shall estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. SFAS No. 123(R) requires a cumulative effect of a change in accounting principle to be recognized for the difference between compensation costs recognized to date using actual forfeitures and the costs that would have been recognized to date using estimated forfeitures. The Company did not record a cumulative effect of a change in accounting principle due to the differences being insignificant.

SFAS No. 123(R) amended FASB Statement No. 95, “Statement of Cash Flows,” to specify the classification in cash flow statements of the tax benefits realized from share-based payment arrangements. SFAS No. 123(R) requires that the amount of the tax benefit reported as an addition to, or deduction from, additional paid-in capital be reported as a financing activity. In accordance to SFAS No. 123(R), the Company changed the tax benefit from issuances of common stock to be reported in the financing activities section from operating activities.

The adoption of SFAS No. 123(R) did not have a significant impact on the total share-based compensation expense recorded in the three months ended March 31, 2006. The Company recorded $300,000 related to the compensation for the purchase discounts on employee stock purchases during the quarter and $200,000 related to unvested stock options at January 1, 2006 and new stock option grants during the quarter ended March 31, 2006, in accordance to SFAS No. 123(R).

Total share-based compensation expense consisted of the following (shown in thousands):

For the three months ended March 31, 2006
Amortization of restricted stock awards	$2,482
Other share-based compensation expense	284
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan (ESPP)	329
Stock option expense under SFAS No. 123(R)	236
Fair value adjustment for variable accounting awards	(47)

Total share-based compensation expense	$3,284

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses and was $2.6 million and $2.2 million for the three month periods ended March 31, 2006 and 2005, respectively. The remainder was attributable to corporate management and support personnel and was included in general and administrative expenses.

The income tax benefit related to share-based compensation expense was $1.4 million.

The Company received $3.3 million of cash from employee stock option exercises and employee stock purchases and generated excess tax benefits of $1.1 million related to these transactions during the three months ended March 31, 2006.

For the Quarter Ended March 31, 2005 - SFAS No. 123

Previous to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value-based method, as prescribed under APB No. 25 and related interpretations, for its share-based compensation plans for option and restricted stock awards, other than equity awards subject to variable accounting. Accordingly, previous to the adoption of SFAS No. 123(R), no stock based compensation costs have been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all awards.

March 31, 2005
Net income, as reported	$12,769
Add back: Share-based compensation expense included in reported net income, net of related income tax effects	1,409
Deduct: Share-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,717)

Pro forma net income	$12,461

Earnings per share:
Basic – as reported	$0.26
Basic – pro forma	$0.25
Diluted – as reported	$0.25
Diluted – pro forma	$0.24

For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The Company used the Company’s historical stock price volatility for purposes of estimating the stock options’ fair value. For the three months ended March 31, 2005, the following weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

2005
Fair value of options granted	$9.22
Expected volatility	58.0%
Risk free interest rate	4.2%
Forfeiture rate	15.0%
Dividend yield	0.0%
Contractual or expected lives (in years)	4.6

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	March 31, 2006	December 31, 2005
Billed amounts	$113,399	$107,882
Engagements in process	69,292	57,661
Allowance for uncollectible accounts	(15,580)	(19,927)

	$167,111	$145,616

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $87.5 million for the Dispute, Investigative & Regulatory Advisory Services, $68.7 million for the Business, Financial & Operations Advisory Services, and $10.9 million for all other services at March 31, 2006, compared with $69.7 million, $66.7 million and $9.2 million, respectively, as of December 31, 2005.

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	March 31, 2006	December 31, 2005
Furniture, fixtures and equipment	$45,990	$44,095
Software	15,901	14,912
Leasehold improvements	24,758	22,457
Land and buildings	3,555	3,555

	90,204	85,019
Less: accumulated depreciation and amortization	(45,340)	(42,699)

Property and equipment, net	$44,864	$42,320

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	March 31, 2006	December 31, 2005
Deferred business acquisition obligations	$6,137	$15,655
Deferred revenue	12,699	11,722
Deferred rent - current	663	602
Other liabilities	2,165	1,731

	$21,664	$29,710

The deferred business acquisition obligations of $6.1 million at March 31, 2006 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. As of March 31, 2006, the Company was obligated to issue a total of $2.4 million of shares of the Company’s common stock. The number of shares to be issued is based on the trading price of the Company’s common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations of $15.7 million at December 31, 2005 consisted of $10.0 million for the Tucker acquisition, which was paid in cash in January 2006 and $1.6 million for the Casas, Benjamin & White, LLC (“CBW”) acquisition, which was paid in shares of the Company’s common stock in February 2006.

During the three months ended March 31, 2006, the Company reclassified portions of its deferred rent amounts from Other Current Liabilities to Other Non-Current Liabilities. Accordingly, for comparative purposes, the amounts reported at December 31, 2005 were reclassified. The long-term portion of deferred rent amounts are rent credits on lease arrangements for the Company’s office facilities that expire at various dates through 2017.

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (shown in thousands):

	March 31, 2006	December 31, 2005
Deferred business acquisition obligations	$5,005	$5,977
Deferred rent – long term	5,653	5,375
Other non-current liabilities	—	3

	$10,658	$11,355

The deferred business acquisition obligations of $5.0 million at March 31, 2006 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. As of March 31, 2006, the Company was obligated to issue a total of $2.3 million of shares of the Company’s common stock. The number of shares to be issued is based on the trading price of the Company’s common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations have due dates through February 2008.

During the three months ended March 31, 2006, the Company reclassified portions of its deferred rent amounts from Other Current Liabilities to Other Non-Current Liabilities. Accordingly, for comparative purposes, the amounts reported at December 31, 2005 were reclassified. The long-term portion of deferred rent amounts are rent credits on lease arrangements for the Company’s office facilities that expire at various dates through 2017.

Note Payable:

As of March 31, 2006, the Company had a $4.3 million note payable, an obligation that was part of the purchase price for the Precept acquisition. The note payable is due in March 2008 with interest payable quarterly at an annual interest rate of 5.6 percent.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the three months ended March 31, 2006, as part of the purchase price for the Devito acquisition, which occurred on January 31, 2006, the Company agreed to issue $200,000 of its common stock, based on the value at issuance date, in equal annual installments over the two years from the closing date. In another transaction, the Company agreed to issue $900,000 of its common stock, based on the value at closing date. As part of the purchase price for the Precept acquisition, the Company issued a $4.3 million note payable.

Other Information

Total interest paid during the three months ended March 31, 2006 and 2005 was $800,000 and $300,000, respectively. Total income taxes paid was $500,000 during the three months ended March 31, 2006 and 2005.

Note 10. Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments as follows (shown in thousands):

	For the three months ended March 31,
	2006	2005
Net income	$13,806	$12,769
Foreign currency translation adjustment	25	(119)

Comprehensive income	$13,831	$12,650

Note 11. Legal Proceedings

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, under “Legal Proceedings,” on February 15, 2006, the Company received an adverse order and “interim findings” from an arbitrator in a proceeding related to a dispute with the City of Vernon, California. In April, the arbitrator received briefs filed by the Company and the City, and oral arguments are currently scheduled to take place in May 2006. Pursuant to a written stipulation of the parties, the Company has the right to appeal any arbitration award to a three-judge panel, consisting of three neutral members agreed upon by the parties or appointed by the arbitration agency. It is not possible to reasonably predict the outcome of these proceedings, nor is it possible to reasonably estimate the loss, if any, or range thereof. No additional amounts have been reflected in the financial statements for the first quarter of 2006 for the potential loss, if any, regarding this matter.

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

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects” and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors herein identified or identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Overview

The Company is a specialized independent consulting firm providing dispute, financial, regulatory and operations advisory services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. The Company focuses on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

The Company’s revenues, margins and profits are generally not materially impacted by macro economic business trends, although a long term decline in the U.S. economy would likely impact the Company’s business. The Company is more likely impacted by events in the economies and industries in which the Company functions. Examples of impacting events are natural disasters, legislative and regulatory changes, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.

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

Revenue Recognition

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. The Company may provide multiple services under the terms of an arrangement. There are also client engagements where the Company is paid a fixed amount for its services. The recording of these fixed revenue amounts requires the Company to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on objectively determinable output measures, input measures if such as costs incurred and if output measures are not reliable, or the straight-line method over the term of the arrangement. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the purchase method of accounting. The Company tests goodwill and intangible assets annually for impairment. This annual test is performed in the second quarter of each year by comparing the financial statement carrying value of each reporting unit to its fair value. The Company also reviews long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Considerable management judgment is required to estimate future cash flows. Assumptions used in the Company’s impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The Company did not recognize any impairment charges for goodwill, indefinite-lived intangible assets or identifiable intangible assets subject to amortization during the periods presented.

Share-Based Payments - SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) were required to be applied, effective January 1, 2006.

SFAS No. 123(R) requires companies that adopt its provisions prospectively to recognize compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company had 300,000 stock options that were unvested as of January 1, 2006. The Company expects to record $800,000 in share-based compensation expense related to these unvested options in 2006, and $700,000 over the remaining vesting period from 2007 to 2009. The Company assumed an estimated 15 percent forfeiture rate for these stock options. The Company expects to continue to utilize the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options.

As part of the implementation of SFAS No. 123(R), the Company treats its employee stock purchase plan (ESPP) as compensatory and records the purchase discount from market price of stock purchases by employees as share-based compensation expense.

The adoption of SFAS No. 123(R) will not affect the Company’s net cash flows, but it will reduce net earnings and net earnings per share, both basic and diluted. The Company currently discloses the pro forma net earnings effects of its share-based awards (see footnote 7, “Share-based Compensation Expense”).

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - SFAS No. 150

The Company is contractually obligated to issue a fixed dollar amount of shares of its common stock. The number of shares to be issued is based on the trading price of the Company’s common stock at the time of issuance. In accordance with

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or Both,” the Company recorded such obligations as current and non-liabilities in accordance with the due dates of the obligations. Based on the $21.35 closing price of Company’s common stock at March 31, 2006, the number of shares that would be issued if the settlement of the obligations was to occur at the reporting date would be 300,000 shares, with a fair value of $6.3 million.

Results of Operations

The following table sets forth, for the indicated periods, selected statements of income data as a percentage of revenues before reimbursements:

	Three months ended March 31,
	2006	2005
Revenues before reimbursements	100.0%	100.0%
Reimbursements	11.5	10.6

Total revenues	111.5%	110.6%
Cost of services before reimbursable expenses	58.7	60.7
Reimbursable expenses	11.5	10.6

Total cost of services	70.2	71.3
General and administrative expenses	20.7	18.2
Depreciation expense	2.0	1.6
Amortization expense	1.5	1.2

Operating income	17.1	18.3
Other expense, net	0.5	0.2

Income before income taxes	16.6	18.1
Income tax expense	7.3	7.6

Net income	9.3%	10.5%

2006 compared to 2005 – For the three month periods ended March 31

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $149.1 million and $121.8 million for the three months ended March 31, 2006 and 2005, respectively, an increase of 22 percent.

Revenues before reimbursements for the three months ended March 31, 2006 increased over the corresponding period in 2005 due to increases in the consultant headcount and an improved average rate per hour. The Company had 1,787 billable full time equivalent (“FTE”) consultants as of March 31, 2006, compared to 1,544 as of March 31, 2005, which represented an increase, net of attrition, of 16 percent, or 243 consultants. The headcount increase was due to the Company’s business acquisitions and recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had a significant impact on operating results. Because the Company’s bill rates are tiered in accordance with experience and level, increasing the number of senior level consultants improved the Company’s average rate per hour and was a contributing factor in the revenue increase. The consultant utilization rate was 71 percent for the three months ended March 31, 2006, compared to 72 percent for the corresponding period in 2005.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased $13.7 million, or 18 percent, to $87.5 million for the three months ended March 31, 2006, from $73.9 million in the corresponding period in 2005.

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

General and administrative expenses increased $8.7 million, or 39 percent, to $30.9 million in the three months ended March 31, 2006 when compared to the corresponding period in 2005. The increase in expenses was a result of overhead costs incurred from business acquisitions, as well as the hiring of resources to support additional consulting personnel. General and administrative expenses were 21 percent of revenues before reimbursements for the three months ended March 31, 2006, compared to 18 percent for the corresponding period in 2005.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets such as customer lists and non-compete agreements derived from the purchase price allocation related to certain business acquisitions.

For the three months ended March 31, 2006, amortization expense was $2.3 million, compared to $1.5 million for the corresponding period in 2005, an increase of $800,000. Of the increase, $700,000 was due to the amortization of intangible assets acquired as part of the A.W. Hutchison & Associates, LLC and LAC, Ltd. acquisitions, which were acquired in July 2005 and August 2005, respectively. The remaining $100,000 was related to the amortization of intangibles acquired as part of the Devito and Precept acquisitions. The amortization expense related to the Devito and Precept transactions, which closed on January 31, 2006 and March 23, 2006, respectively, was based on a preliminary purchase price allocation of goodwill and identifiable intangible assets. The Company is currently in the process of completing the purchase price allocation related to the Precept and Devito acquisitions.

Human Capital Resources

The Company’s FTE consultant headcounts at March 31, 2006 and 2005 were 1,787 and 1,544, respectively. The average numbers of FTE consultants during the three months ended March 31, 2006 and 2005 were 1,736 and 1,509, respectively. The number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the period.

Liquidity and Capital Resources

Summary

The Company had $18.3 million in cash and cash equivalents at March 31, 2006, compared to $14.9 million at December 31, 2005. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $31.5 million at March 31, 2006, compared to $41.6 million at December 31, 2005.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 81 days at March 31, 2006 compared to 80 days at December 31, 2005. Revenues for the first quarter of 2006 increased by 11 percent compared with 2005 fourth quarter revenues, while accounts receivable, net of deferred revenue credits, increased 15 percent, to $154.4 million at March 31, 2006, from $133.9 million at December 31, 2005. Included in the accounts receivable increase was $5.5 million related to the Precept transaction.

Cash Flow

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, the Company’s net income was $13.8 million, which included $5.2 million of depreciation and amortization expense, and $3.3 million of share-based compensation expense. Several factors significantly affected the Company’s net operating cash flows during the three months ended March 31, 2006. First, the Company disbursed the annual incentive compensation payment during the first quarter 2006 and, accordingly, the Company’s accrued compensation-related costs liability decreased by $13.9 million. Second, the Company’s cash flows were affected by a $16.0 million increase in accounts receivable, which was the result of increased revenue generation.

Net cash used in investing activities for the three months ended March 31, 2006, was $53.1 million. The Company paid $47.1 million, net of $5.8 million cash acquired, for acquisition-related transactions in the first quarter of 2006, $38.4 million of which was paid for the Precept acquisition, and $10.0 million related to the third and last purchase price installment for the Tucker acquisition. The Company spent $4.5 million for other acquisitions and transactions, including $2.9 million paid at closing for the Devito transaction. The Company received cash of $5.8 million in conjunction with the Precept acquisition. In addition, the Company expended $5.5 million for capital spending, which was primarily related to computer purchases, furniture for its facilities, and leasehold improvements in certain offices.

Net cash provided by financing activities for the three months ended March 31, 2006, was $57.7 million. The Company borrowed $53.3 million during the three months ended March 31, 2006, which increased its bank borrowing under its line of credit to $94.1 million as of March 31, 2006. The Company utilized its line of credit to finance certain transactions, such as the Precept acquisition. The Company received $3.3 million of cash from employee stock option exercises and employee stock purchases and generated excess tax benefits of $1.1 million related to these transactions during the three months ended March 31, 2006.

SFAS No. 123(R) amended SFAS No. 95, “Statement of Cash Flows,” to specify the classification in cash flow statements of the tax benefits realized from share-based payment arrangements. SFAS No. 123(R) requires that the amount of the excess tax benefit reported as an addition to, or deduction from, additional paid-in capital be reported as a financing activity. During the three months ended March 31, 2006, in accordance with SFAS No. 123(R), the Company reported the tax benefit from issuances of common stock in the financing activities section rather than as a component of operating activities as was previously required.

Debt, Commitments and Capital

As of March 31, 2006, the Company maintained an unsecured revolving line of credit for $175.0 million, with the option to increase the facility up to $200.0 million over the term of the agreement, which expires in July 2008.

Borrowings under the revolving line of credit bear interest based on, at the Company’s option, either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) the London Interbank Offered Rate (LIBOR) plus 1.00 percent. The line of credit requires the Company to maintain, among other things, a minimum level of earnings before interest, taxes, depreciation and amortization.

The Company was in compliance with the terms of its credit agreement as of March 31, 2006 and December 31, 2005. As of March 31, 2006, the Company had a $94.1 million balance outstanding under the line of credit, compared to a $40.8 million balance outstanding as of December 31, 2005.

As of March 31, 2006, the Company had total commitments of $143.5 million, which consisted of $20.7 million in deferred business acquisition obligations, payable in cash and common stock, a note payable of $4.3 million, and $118.5 million in lease commitments. The deferred business acquisition obligations are primarily related to acquisitions made in 2005. As of March 31, 2006, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of March 31, 2006 and the scheduled years of payments (shown in thousands):

	2006	2007	2008	2009	Thereafter	Total
Deferred business acquisition obligations and note payable	$6,818	$9,286	$8,659	$286	$—	$25,049
Lease commitments	16,226	19,117	18,569	15,474	49,092	118,478

	$23,044	$28,403	$27,228	$15,760	$49,092	$143,527

The Company believes that its current cash and cash equivalents, the future cash flows from operations and the line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company makes significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of March 31, 2006, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates and foreign currency exchange rates. Borrowings under the line of credit bear interest based on, at the Company’s option, either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) the London Interbank Offered Rate (LIBOR) plus 1.00 percent. Based on the line of credit balance as of March 31, 2006, a substantial rise in interest rates would not have a material effect on the Company’s financial position and operating results. For every one percent increase in the applicable interest rate, the Company’s interest expense, net of income taxes, would increase $100,000 per quarter. The Company does not anticipate any material changes in interest rates in the near future. The Company’s note payable and a portion of its line of credit balance are repayable in pounds sterling. Based on the balances of those obligations at March 31, 2006, a substantial unfavorable change in the foreign currency exchange rates would not have a material effect on the Company’s financial position and operating results.

Other than the line of credit obligation, long-term note payable and certain deferred purchase price obligations discussed above, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which expose it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is immaterial in relation to the Company’s consolidated financial statements.

Item 4. Controls and Procedures

Under the supervision of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There have been no changes in the Company’s internal control over financial reporting during the Company’s first quarter of 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, under “Legal Proceedings,” on February 15, 2006, the Company received an adverse order and “interim findings” from an arbitrator in a proceeding related to a dispute with the City of Vernon, California. In April, the arbitrator received briefs filed by the Company and the City, and oral arguments are currently scheduled to take place in May 2006. Pursuant to a written stipulation of the parties, the Company has the right to appeal any arbitration award to a three-judge panel, consisting of three neutral members agreed upon by the parties or appointed by the arbitration agency. It is not possible to reasonably predict the outcome of these proceedings, nor is it possible to reasonably estimate the loss, if any, or range thereof. No additional amounts have been reflected in the financial statements for the first quarter of 2006 for the potential loss, if any, regarding this matter.

From time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed	Purchaser or ”Recipient”	Assets Purchased
January 13, 2006	Common Stock	340,431	Section 4(2)	Tucker Alan, Inc.	(c)

January 23, 2006	Common Stock	14,866	Section 4(2)	Tedd Avey & Associates Ltd.	(d)

January 31, 2006	Common Stock	33,374	Section 4(2)	Devito Consulting, Inc.	(b)

February 8, 2006	Common Stock	135,808	Section 4(2)	Casas, Benjamin & White, LLC	(c)

March 23, 2006	Common Stock	635,543	Section 4(2)	Precept Programme Management Limited	(d)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Assets purchased were substantially all of the assets of the recipient.
(c)	Shares represent deferred payment consideration to purchase substantially all of the assets of the recipient.
(d)	The Company purchased all of the outstanding equity interests of this entity.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed with the Form 10-Q:

Exhibit 31.1 – Rule 13a - 14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2 – Rule 13a - 14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1– Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

Date: May 10, 2006