Form 10-Q
period 2006-06-30
NAVIGANT CONSULTING INC
filed 2006-08-04
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended June 30, 2006

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

As of August 4, 2006, approximately 53.0 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2006

“Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,263	$14,871
Accounts receivable, net	164,789	145,616
Prepaid expenses and other current assets	9,739	8,189
Deferred income tax assets	10,441	11,231

Total current assets	197,232	179,907
Property and equipment, net	49,565	42,320
Intangible assets, net	32,325	20,423
Goodwill	350,951	298,332
Other assets	2,600	1,881

Total assets	$632,673	$542,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$75,661	$40,800
Accounts payable	11,437	11,079
Accrued liabilities	5,051	8,444
Accrued compensation-related costs	28,452	43,683
Income taxes payable	12,558	4,551
Other current liabilities	21,466	29,710

Total current liabilities	154,625	138,267

Non-current liabilities:
Deferred income tax liabilities	14,324	8,793
Note payable	4,438	—
Other non-current liabilities	9,654	11,355

Total non-current liabilities	28,416	20,148

Total liabilities	183,041	158,415

Stockholders’ equity:
Preferred stock	—	—
Common stock	55	55
Additional paid-in capital	499,284	479,826
Deferred stock issuance, net	15,449	16,473
Treasury stock	(43,026)	(60,424)
Accumulated deficit	(23,646)	(51,414)
Accumulated other comprehensive income (loss)	1,516	(68)

Total stockholders’ equity	449,632	384,448

Total liabilities and stockholders’ equity	$632,673	$542,863

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended June 30,
	2006	2005
Revenues before reimbursements	$147,691	$121,622
Reimbursements	17,298	17,871

Total revenues	164,989	139,493
Cost of services before reimbursable expenses	84,668	71,227
Reimbursable expenses	17,298	17,871

Total cost of services	101,966	89,098
General and administrative expenses	32,018	23,864
Depreciation expense	3,221	2,564
Amortization expense	2,616	1,857

Operating income	25,168	22,110
Interest expense	1,622	891
Interest income	(75)	(70)
Other income, net	(21)	(32)

Income before income taxes	23,642	21,321
Income tax expense	9,680	8,954

Net income	$13,962	$12,367

Basic net income per share	$0.26	$0.25
Shares used in computing basic net income per share	52,777	49,871
Diluted net income per share	$0.26	$0.24
Shares used in computing diluted net income per share	54,664	52,091

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the six months ended June 30,
	2006	2005
Revenues before reimbursements	$296,810	$243,406
Reimbursements	34,429	30,721

Total revenues	331,239	274,127
Cost of services before reimbursable expenses	172,196	145,100
Reimbursable expenses	34,429	30,721

Total cost of services	206,625	175,821
General and administrative expenses	62,938	46,062
Depreciation expense	6,171	4,475
Amortization expense	4,895	3,317

Operating income	50,610	44,452
Interest expense	2,719	1,479
Interest income	(315)	(177)
Other income, net	(220)	(188)

Income before income taxes	48,426	43,338
Income tax expense	20,658	18,202

Net income	$27,768	$25,136

Basic net income per share	$0.53	$0.51
Shares used in computing basic net income per share	52,208	49,422
Diluted net income per share	$0.51	$0.49
Shares used in computing diluted net income per share	54,096	51,666

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$27,768	$25,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation expense	6,171	4,475
Amortization expense	4,895	3,317
Share-based compensation expense	6,827	4,770
Payments related to stock appreciation rights obligations	—	(1,387)
Tax benefits from issuances of common stock	—	3,612
Amortization of consultants’ non-solicitation agreements	—	915
Accretion of interest expense	445	454
Deferred income taxes	2,906	480
Changes in assets and liabilities:
Accounts receivable	(13,476)	(24,807)
Prepaid expenses and other current assets	(1,309)	(2,431)
Accounts payable	(492)	1,634
Accrued liabilities	(2,813)	(548)
Accrued compensation-related costs	(10,865)	(22,504)
Income taxes payable	4,414	3,993
Other current liabilities	1,908	1,913

Net cash provided by (used in) operating activities	26,379	(978)

Cash flows from investing activities:
Purchases of property and equipment	(15,243)	(10,294)
Acquisitions of businesses, net of cash acquired	(42,197)	(43,825)
Payments of acquisition liabilities	(11,115)	(22,450)
Proceeds from divestitures of assets held for sale	—	3,220
Other, net	(1,894)	(1,087)

Net cash used in investing activities	(70,449)	(74,436)

Cash flows from financing activities:
Issuances of common stock	5,048	5,835
Tax benefits from issuances of common stock	1,553	—
Borrowings from banks, net	34,861	43,800

Net cash provided by financing activities	41,462	49,635

Net decrease in cash and cash equivalents	(2,608)	(25,779)
Cash and cash equivalents at beginning of the period	14,871	36,897

Cash and cash equivalents at end of the period	$12,263	$11,118

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required for annual reports by accounting principles generally accepted in the United States of America. The financial information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for these interim periods.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

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

Note 2. Acquisition

On March 23, 2006, the Company acquired Precept Programme Management Limited (“Precept”) for $54.6 million, which consisted of $38.4 million in cash and $12.0 million of the Company’s common stock paid at closing, and a $4.3 million note payable due March 2008. The Company acquired assets of $11.3 million, including cash of $5.6 million, and assumed liabilities totaling $4.9 million from the Precept acquisition. The Company did a preliminary purchase price allocation and recorded $40.1 million in goodwill and $12.8 million in identifiable intangible assets as part of the purchase price allocation. Upon the completion of the purchase price allocation, the Company will make any necessary purchase price allocation adjustments. Precept is a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. The Company acquired Precept, which included approximately 35 consulting professionals, to strengthen its presence in the United Kingdom.

The Company acquired several other businesses during the six months ended June 30, 2006. These acquisitions were less significant than the acquisition described above.

The Company’s acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition. Pro forma financial statements are not presented as the acquisitions during the period do not have a material impact on the consolidated financial statements.

Note 3. Segment Information

During the first quarter ended March 31, 2005, the Company realigned the business to coincide with the types of services provided and the relevant sales channels. As a part of this realignment, the Company organized its business to include two reportable business segments: Dispute, Investigative & Regulatory Advisory Services, and Business, Financial & Operations Advisory Services. The Company evaluates the aforementioned segments’ performance and allocates resources based upon the operating results of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of disputes, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate counsels, law firms, corporate boards and special committees. The Business, Financial & Operations Advisory Services business segment provides strategic, operational, and technical management consulting services, as well as claims advisory services, to the management of businesses in highly regulated industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise,” the Company identified these business segments as reportable segments.

The types of services provided to clients not included in the two reportable business segments include financial and valuation advisory services, which is included in the Other Services category. During the first quarter ended March 31, 2006, the Company reevaluated the services and sales channels of its claims advisory business and included the operating results of that business in the Business, Financial & Operations Advisory Services segment. The claims advisory business was previously included in the Other Services category. Prior comparative segment data presented has been restated to reflect those changes.

Segment information for the three and six months ended June 30, 2006 and 2005 has been summarized and is presented in the table below (shown in thousands). Transactions between segments have been eliminated.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Total revenues:
Dispute, Investigative & Regulatory Advisory Services	$76,574	$61,990	$149,821	$120,005
Business, Financial & Operations Advisory Services	80,058	70,719	162,861	136,600

Combined reportable segment revenues	156,632	132,709	312,682	256,605
All other services	8,357	6,784	18,557	17,522

Total revenues	$164,989	$139,493	$331,239	$274,127

Operating profit:
Dispute, Investigative & Regulatory Advisory Services	$35,975	$28,461	$67,778	$52,480
Business, Financial & Operations Advisory Services	28,862	23,591	59,683	43,828

Combined reportable segment profit	64,837	52,052	127,461	96,308
All other services	1,004	262	2,578	6,094

Total combined segment operating profit	65,841	52,314	130,039	102,402

Segment reconciliation to income before income taxes:

Unallocated:
General and administrative expenses	32,018	23,864	62,938	46,062
Depreciation expense	3,221	2,564	6,171	4,475
Amortization expense	2,616	1,857	4,895	3,317
Share-based compensation expense related to consulting personnel	2,818	1,919	5,425	4,096
Other expense, net	1,526	789	2,184	1,114

Total unallocated expenses, net	42,199	30,993	81,613	59,064

Income before income taxes	$23,642	$21,321	$48,426	$43,338

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

Note 4. Goodwill and Intangible Assets:

Goodwill and other intangible assets (shown in thousands) consisted of:

	June 30, 2006	December 31, 2005
Goodwill	$356,376	$303,757
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	350,951	298,332
Intangible assets:
Customer lists	34,473	21,945
Non-compete agreements	11,381	10,463
Trade name	—	1,020
Other	8,009	8,496

Intangible assets, at cost	53,863	41,924
Less – accumulated amortization	(21,538)	(21,501)

Intangible assets, net	32,325	20,423

Goodwill and intangible assets, net	$383,276	$318,755

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment test. The Company completed an annual impairment test as of May 31, 2006 and there were no indications of impairment recognized as of that date. As of June 30, 2006, there was no indication of impairment to the Company’s goodwill balances. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of June 30, 2006, there was no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives, which range from one month to fifteen years. At June 30, 2006, the weighted average remaining life for the Company’s intangible assets was seven years.

The changes in carrying values of goodwill and intangible assets (shown in thousands) during the six months ended June 30, 2006 are as follows:

Total
Balance as of December 31, 2005 – Goodwill, net	$298,332
Balance as of December 31, 2005 – Intangible assets	20,423

Balance as of December 31, 2005 – Total	318,755
Goodwill acquired	50,480
Intangible assets acquired	16,841
Foreign currency translation	2,139
Less – amortization expense	(4,939)

Balance as of June 30, 2006 – Total	$383,276

Goodwill and intangible assets:
Goodwill, net	$350,951
Intangible assets, net	32,325

Balance as of June 30, 2006 – Total	$383,276

As of June 30, 2006, goodwill and intangible assets, net of amortization, was $250.2 million for Dispute, Investigative & Regulatory Advisory Services, $88.9 million for Business, Financial & Operations Advisory Services, and $44.2 million for all other services.

The Company completed a preliminary allocation of the purchase price for the Precept acquisition, including amounts assigned to goodwill and intangible assets and estimates of their related useful lives. The Precept acquisition included $40.1 million in goodwill and $12.8 million in intangible assets as a part of the purchase price allocation.

The Company is currently in the process of finalizing the purchase price allocation of the Precept acquisition and will make any necessary adjustments upon the completion of this process. The Company has one year from the acquisition date to complete the valuation and allocation of the purchase price.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2005, based on intangible assets recorded at June 30, 2006, and includes $4.9 million recorded in the six months ended June 30, 2006 (shown in thousands):

Year ending December 31,	Amount
2006	$9,724
2007	7,544
2008	6,168
2009	4,232
2010	1,421
Thereafter	8,131

Total	$37,220

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

For the three and six months ended June 30, 2006 and 2005, the components of basic and diluted shares (shown in thousands) (based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Common shares outstanding	52,294	49,028	51,740	48,699
Business combination obligations payable in a fixed number of shares	483	843	468	723

Basic shares	52,777	49,871	52,208	49,422
Employee stock options	770	1,026	784	1,121
Restricted shares and stock units	742	1,016	666	938
Business combination obligations payable in a fixed dollar amount of shares	261	—	277	—
Contingently issuable shares	114	178	161	185

Diluted shares	54,664	52,091	54,096	51,666

For both the three and six months ended June 30, 2006, the Company had outstanding stock options for approximately 200,000 shares which were excluded from the computation of diluted shares. For the three and six months ended June 30, 2005, the Company had outstanding stock options for approximately 300,000 and 200,000 shares, respectively, which were excluded from the computation of diluted shares. These shares were excluded from the diluted share computation because the options had exercise prices greater than the average market price and the impact of including the shares in the diluted share calculation would have been antidilutive.

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

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity (shown in thousands) during the six months ended June 30, 2006:

	Dollars	Shares
Stockholders’ equity at January 1, 2006	$384,448	50,601
Comprehensive income	29,352	—
Employee stock option exercises and stock purchases	5,614	376
Vesting of restricted stock	—	259
Tax benefits on stock options exercised and restricted stock vested	1,228	—
Amortization of restricted stock awards	5,285	—
Other share-based compensation expense	506	—
Restricted stock issued to employees in lieu of annual incentive cash bonus	6,120	—
Stock issued in acquisition-related transactions	17,079	1,214

Stockholders’ equity at June 30, 2006	$449,632	52,450

In connection with the Precept acquisition, the Company issued 636,000 shares of its common stock valued at $12.0 million at the time of closing. In January 2006, in connection with the acquisition of Tucker Alan, Inc. (“Tucker”), which occurred on January 30, 2004, the Company issued 340,000 shares of its common stock, the last of three annual installments of the purchase price.

The restricted stock issued to employees in lieu of annual incentive cash bonus amounts was granted on March 15, 2006 and was related to services provided during 2005.

Note 7. Share-based Compensation Expense

Summary

On June 30, 1996, the Company adopted a Long-Term Incentive Plan (“LTIP”) that provides for common stock, common stock-based and other performance incentives to employees, consultants, directors, advisors and independent contractors of the Company. On May 4, 2005, the Company’s stockholders approved, at the 2005 Annual Meeting of Stockholders, the 2005 Long-Term Incentive Plan (“2005 LTIP”). The 2005 LTIP provided for an additional 5.25 million shares of the Company’s common stock available to be issued under the plan. In November 2001, the Company adopted a Supplemental Equity Incentive Plan (“SEIP”) to retain and recruit certain middle and senior-level employees and to optimize stockholders’ value. The SEIP only allows nonqualified stock options. The SEIP did not require stockholders’ approval; therefore, it was not voted on or approved by the Company’s stockholders.

The purposes of the plans are to (1) align the interests of the Company’s stockholders and recipients of awards under the plan, (2) attract and retain officers, other employees, non-employee directors, consultants, independent contractors and agents, and (3) motivate such persons to act in the long-term best interests of the Company’s stockholders. The incentives offered by the Company under the plans are an important component of the compensation for the recipients.

Share-based Compensation Plans

The share-based compensation plans use restricted stock, stock options, and an employee stock purchase plan to provide incentives to the Company’s employees.

Restricted Stock Outstanding

As of June 30, 2006, the Company had 2.5 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $17.71 per share. The measurement price is the market price of the Company’s common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of the LTIP. The majority of the awards outstanding at June 30, 2006 vest over four years in 25 percent annual installments from the grant date. On March 15, 2006, as part of the annual bonus incentive compensation, the Company granted approximately 300,000 shares to its employees in lieu of cash bonus. These shares vest six months after issuance in September 2006.

The following table summarizes restricted stock activity for the six months ended June 30, 2006:

	Number of shares (000s)	Weighted average measurement price
Restricted stock outstanding at January 1, 2006	1,562	$16.45
Granted	1,277	19.75
Vested	(259)	19.73
Forfeited	(69)	20.23

Restricted stock outstanding at June 30, 2006	2,511	$17.71

As of June 30, 2006, the Company had $29.4 million of total compensation costs related to the outstanding or unvested restricted stock as of June 30, 2006 that have not been recognized as compensation expense. The amount will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is 2.3 years.

Stock Options Outstanding

As of June 30, 2006, the Company had 2.2 million stock options outstanding at a weighted-average exercise price of $8.83 per share. As of June 30, 2006, the intrinsic value of the stock options outstanding and stock options exercisable was $31.2 million and $29.6 million, respectively, based on a market price for the Company’s stock at June 30, 2006 of $22.65.

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Number of shares (000s)	Weighted average exercise price
Options outstanding at January 1, 2006	2,395	$8.21
Granted	82	19.73
Exercised	(203)	5.47
Forfeited or expired	(16)	15.58

Options outstanding at June 30, 2006	2,258	$8.83

Options exercisable at June 30, 2006	1,982	$7.74

The following table summarizes information regarding stock options outstanding at June 30, 2006:

Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	260	$3.69	5.2
$3.75 to $4.99	886	3.94	4.2
$5.00 to $9.99	610	6.68	5.7
$10.00 to $19.99	200	17.32	5.3
$20.00 and above	302	26.26	3.8

Total	2,258	$8.83	4.8

The following table summarizes information regarding stock options exercisable at June 30, 2006:

Range of exercise prices	Exercisable shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	260	$3.69	5.2
$3.75 to $4.99	886	3.94	4.2
$5.00 to $9.99	525	6.74	5.5
$10.00 to $19.99	97	15.89	4.3
$20.00 and above	214	27.17	3.2

Total	1,982	$7.74	4.6

The following table summarizes the shares remaining available for future issuances by each plan that the Company had as of June 30, 2006:

Plan category	Shares remaining available for future issuances (000s)
LTIP	3,127
SEIP	180

Total	3,307

Shares issued from the LTIP are new shares and shares issued from the SEIP are issued from treasury.

Employee Stock Purchase Plan

During 1996, the Company implemented a plan that permits employees to purchase shares of the Company’s common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. During the six months ended June 30, 2006, the Company issued 200,000 shares related to employee stock purchases.

On May 3, 2006, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved a new employee stock purchase plan (the “ESPP”) that will become effective on January 1, 2007. The new ESPP will expire on the date that all of the shares available under the ESPP are issued to employees. The maximum number of shares of the Company’s common stock that can be issued under the ESPP is 2.5 million shares, subject to certain adjustments.

For the Three Months and Six Months Ended June 30, 2006 - SFAS No. 123(R)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their grant date fair value. The Company adopted SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to unvested awards that are outstanding on the effective date (January 1, 2006) or subsequently modified or cancelled.

In accordance with SFAS No. 123(R), the Company recognized compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company had 300,000 stock options that were unvested as of January 1, 2006. The Company expects to record $800,000 in share-based compensation expense related to these unvested options during the year 2006 ($402,000 of which was recorded during the six months ended June 30, 2006), and $700,000 over the remaining vesting period from 2007 to 2009. The Company assumed an estimated 15 percent forfeiture rate for these stock options. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of the unvested stock options. As of June 30, 2006, the Company had 400,000 stock options outstanding that were accounted for at the fair value method in accordance with SFAS No. 123(R), including the 300,000 unvested stock options at January 1, 2006. The remaining stock options outstanding were fully vested at January 1, 2006.

For purposes of calculating compensation cost under SFAS No. 123(R), the fair value of each option grant is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The Company used its historical stock price volatility for purposes of estimating the stock options’ fair value. For the three months ended June 30, 2006, there were no options granted. For the three months ended March 31, 2006, the weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

2006
Fair value of options granted	$10.52
Expected volatility	64.0%
Risk free interest rate	4.3%
Forfeiture rate	0.00%
Dividend yield	0.00%
Contractual or expected lives (in years)	4.2

The Company estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms.

Share-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term for the fair value at grant date. The agreements for certain restricted stock awards outstanding at June 30, 2006 contain provisions that allow for an acceleration of vesting (at the discretion of the Company’s Compensation Committee of the Board of Directors) if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in share-based compensation expense from period to period.

In addition, share-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. As of June 30, 2006, the Company had less than 100,000 shares that were subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant date fair value.

The Company treats its ESPP as compensatory under SFAS No. 123(R) and records the purchase discount from market price of stock purchases by employees as share-based compensation expense. Previously, the Company followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” as it related to employee stock purchase plans and did not record an expense for any discounts.

Upon adoption of SFAS No. 123(R), an entity that had a policy of recognizing the effect of forfeitures only as they occurred, as the Company did, is required to estimate the number of instruments outstanding for which the requisite service is not expected to be rendered. SFAS No. 123(R) requires a cumulative effect of a change in accounting principle to be recognized for the difference between compensation costs recognized to date using actual forfeitures and the costs that would have been recognized to date using estimated forfeitures. The Company did not record a cumulative effect of a change in accounting principle due to the impact being insignificant.

SFAS No. 123(R) amended FASB Statement No. 95, “Statement of Cash Flows,” to specify the classification in cash flow statements of the tax benefits realized from share-based payment arrangements. SFAS No. 123(R) requires that the amount of the tax benefits reported as an addition to, or deduction from, additional paid-in capital be reported as a financing activity. In accordance with SFAS No. 123(R), the Company now classifies the tax benefits from issuances of common stock as financing activity rather than an operating activity as had been previously done.

The adoption of SFAS No. 123(R) had a $1.1 million impact on the total share-based compensation expense recorded in the six months ended June 30, 2006. The Company recorded $0.6 million of compensation related to the purchase discounts on employee stock purchases and $0.5 million related to unvested stock options at January 1, 2006 and new stock option grants during the six months ended June 30, 2006, in accordance to SFAS No. 123(R).

Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Amortization of restricted stock awards	$2,803	$5,285
Other share-based compensation expense	186	470
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan (ESPP)	237	566
Stock option expense under SFAS No. 123(R)	285	521
Fair value adjustment for variable accounting awards	32	(15)

Total share-based compensation expense	$3,543	$6,827

Share-based compensation expense attributable cost of services before reimbursable expenses was $2.8 million and $1.9 million for the three month periods ended June 30, 2006 and 2005, respectively, and $5.4 million and $4.1 for the six month periods ended June 30, 2006 and 2005, respectively. Share-based compensation expense attributable general and administrative expenses was $0.7 million and $0.4 million for the three month periods ended June 30, 2006 and 2005, respectively, and $1.4 million and $0.7 for the six month periods ended June 30, 2006 and 2005, respectively.

The income tax benefits related to share-based compensation expense recorded for the three and six months ended June 30, 2006 was $1.5 million and $2.9 million, respectively.

During the six months ended June 30, 2006, the Company received $5.0 million of cash from employee stock option exercises and employee stock purchases and generated a net excess tax benefits of $1.2 million related to these transactions.

For the Three Months and Six Months Ended June 30, 2005 - SFAS No. 123

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value-based method, as prescribed under APB No. 25 and related interpretations, for its share-based compensation plans for option and restricted stock awards, other than equity awards subject to variable accounting. Accordingly, prior to the adoption of SFAS No. 123(R), no stock-based compensation costs had been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all awards.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$12,367	$25,136
Add back: Share-based compensation expense included in reported net income, net of related income tax effects	1,358	2,767
Deduct: Share-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,483)	(3,016)

Pro forma net income	$12,242	$24,887

Earnings per share:
Basic – as reported	$0.25	$0.51
Basic – pro forma	$0.25	$0.50
Diluted – as reported	$0.24	$0.49
Diluted – pro forma	$0.24	$0.48

For purposes of calculating compensation cost under the fair value method, the Company used the Black-Scholes-Merton option-pricing model with historical volatility as one of the inputs.. For the three and six months ended June 30, 2005, the weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	Three Months	Six Months
Fair value of options granted	$10.08	$9.34
Expected volatility	59%	59%
Risk free interest rate	3.8%	3.8%
Forfeiture rate	15.0%	15.0%
Dividend yield	0.0%	0.0%
Contractual or expected lives (years)	4.5	4.5

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable (shown in thousands) were as follows:

	June 30, 2006	December 31, 2005
Billed amounts	$114,691	$107,882
Engagements in process	65,852	57,661
Allowance for uncollectible accounts	(15,754)	(19,927)

	$164,789	$145,616

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $89.1 million for the Dispute, Investigative & Regulatory Advisory Services, $67.5 million for the Business, Financial & Operations Advisory Services, and $8.2 million for all other services at June 30, 2006, compared with $69.7 million, $66.7 million and $9.2 million, respectively, as of December 31, 2005.

Property and Equipment:

Property and equipment (shown in thousands) were as follows:

	June 30, 2006	December 31, 2005
Furniture, fixtures and equipment	$48,952	$44,095
Software	17,036	14,912
Leasehold improvements	28,304	22,457
Land and buildings	3,555	3,555

	97,847	85,019
Less: accumulated depreciation and amortization	(48,282)	(42,699)

Property and equipment, net	$49,565	$42,320

Other Current Liabilities:

The components of other current liabilities (shown in thousands) were as follows:

	June 30, 2006	December 31, 2005
Deferred business acquisition obligations	$6,373	$15,655
Deferred revenue	13,137	11,722
Deferred rent - current	925	602
Other liabilities	1,031	1,731

	$21,466	$29,710

The deferred business acquisition obligations of $6.4 million at June 30, 2006 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. As of June 30, 2006, the Company was obligated to issue shares of the Company’s common stock amounting to $2.5 million. The number of shares to be issued is based on the trading price of the Company’s common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations of $15.7 million at December 31, 2005 primarily consisted of $10.0 million for the Tucker acquisition, which was paid in cash in January 2006 and $1.6 million for the Casas, Benjamin & White, LLC (“CBW”) acquisition, which was paid in shares of the Company’s common stock in February 2006.

During the quarter ended March 31, 2006, the Company reclassified the long-term portion of its deferred rent from Other Current Liabilities to Other Non-Current Liabilities. Accordingly, for comparative purposes, the amount reported at December 31, 2005 of $5.4 million was reclassified. The long-term portion of deferred rent relates to rent credits on lease arrangements for the Company’s office facilities that expire at various dates through 2017.

Other Non-Current Liabilities:

The components of other non-current liabilities (shown in thousands) were as follows:

	June 30, 2006	December 31, 2005
Deferred business acquisition obligations	$3,988	$5,977
Deferred rent – long-term	5,666	5,375
Other non-current liabilities	—	3

	$9,654	$11,355

The deferred business acquisition obligations of $4.0 million at June 30, 2006 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. As of June 30, 2006, the Company was obligated to issue shares of the Company’s common stock amounting to $2.0 million. The number of shares to be issued is based on the trading price of the Company’s common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations have due dates through February 2008.

Note Payable:

As of June 30, 2006, the Company had a $4.4 million note payable, an obligation that was part of the purchase price for the Precept acquisition. The note payable is due in March 2008 with interest payable quarterly at an annual interest rate of 5.6 percent.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the six months ended June 30, 2006, as part of the purchase price agreements for acquired businesses during the period, the Company entered into commitments totaling $1.4 million of deferred cash payments and $1.6 million of deferred stock issuances. In addition, as part of the purchase price for the Precept acquisition, which occurred on March 23, 2006, the Company issued a $4.4 million note payable.

Other Information

Total interest paid during the six months ended June 30, 2006 and 2005 was $2.2 million and $1.1 million, respectively. Total income tax payments were $13.0 million and $10.3 million for the six months ended June 30, 2006 and 2005, respectively.

Note 10. Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments (shown in thousands) as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income	$13,962	$12,367	$27,768	$25,136
Foreign currency translation adjustment	1,559	(237)	1,584	(356)

Comprehensive income	$15,521	$12,130	$29,352	$24,780

Note 11. Bank Borrowings

As of June 30, 2006, the Company maintained an unsecured revolving line of credit agreement for $175.0 million, with the option to increase the facility up to $200.0 million over the term of the agreement, which expires in July 2008.

Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.00 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things. The Company complied with the terms of its line of credit agreement as of June 30, 2006 and December 31, 2005. As of June 30, 2006, the Company had a $75.7 million balance outstanding under the line of credit agreement.

Note 12. Legal Proceedings

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Legal Proceedings,” on February 15, 2006, the Company received an adverse order and “interim findings” from an arbitrator in a proceeding related to a dispute with the City of Vernon, California. Oral argument on disgorgement and treble damages issues took place in May 2006 and oral argument on the oil spill issues took place in July 2006. In a recent brief, the City changed its theory of recovery under the California False Claims Act and now contends that the amount that should be trebled is $15.4 million (representing amounts paid by the City during 2001-2003), rather than $7.7 million (representing amounts paid by the City largely during 1995-1998). The Company strongly disputes the City’s new damages calculation and continues to contend that there was no violation of the California False Claims Act and that no treble damages are appropriate.

All issues in the arbitration have been fully briefed and argued before the arbitrator. The Company cannot estimate when the arbitrator will render a decision. Pursuant to a written stipulation of the parties, the Company has the right to appeal any arbitration award to a three-judge panel consisting of three neutral members agreed upon by the parties or appointed by the arbitration agency. It is not possible to reasonably predict the outcome of these proceedings, nor is it possible to reasonably estimate the loss, if any, or range thereof. No amounts have been reflected in the financial statements during 2006 for the potential loss, if any, regarding this matter.

From time to time, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those other lawsuits or claims will have a material adverse effect on the financial condition and results of operations of the Company.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects” and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, income and margins, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to important risks and factors, including those herein identified or identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

The Company’s most significant overhead expenses are administrative compensation and benefits, and office-related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office-related expenses primarily consist of rent for the Company’s offices.

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

Revenue Recognition

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. The Company may provide multiple services under the terms of an arrangement. There are also client engagements where the Company is paid a fixed amount for its services. The recording of these fixed revenue amounts requires the Company to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable, or (iii) the straight-line method over the term of the arrangement. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved.

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

Goodwill and Intangible Assets

Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists, employee non-compete agreements, employee training methodology and materials, backlog revenue, and trade names. Intangible assets, other than goodwill, are amortized on the straight-line method based on their estimated useful lives, ranging up to fifteen years.

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

Share-Based Payments - SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) were required to be applied effective January 1, 2006.

SFAS No. 123(R) requires companies that adopt its provisions prospectively to recognize compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company had outstanding stock options for approximately 300,000 shares that were unvested as of January 1, 2006. The Company expects to record $800,000 in share-based compensation expense related to these unvested options in 2006, and $700,000 over the remaining vesting period from 2007 to 2009. The Company assumed an estimated 15 percent forfeiture rate for these stock options. The Company continues to utilize the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options.

The Company treats its ESPP as compensatory and records the purchase discount from market price of stock purchases by employees as share-based compensation expense.

The adoption of SFAS No. 123(R) does not affect the Company’s net cash flows, but it does reduce net earnings and net earnings per share, both basic and diluted.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - SFAS No. 150

The Company is contractually obligated to issue a fixed dollar amount of shares of its common stock. The number of shares to be issued is based on the trading price of the Company’s common stock at the time of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or Both,” the Company recorded such obligations as current and non-current liabilities in accordance with the due dates of the obligations. Based on the $22.65 closing price of the Company’s common stock at June 30, 2006, the number of shares that would be issued if the settlement of the obligations was to occur at the reporting date would be 300,000 shares, with a fair value of $6.9 million.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006, with early application encouraged. FIN No. 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority as well as certain additional disclosures related to uncertainties in income tax. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its consolidated results of operations and financial condition.

Results of Operations

The following table sets forth, for the indicated periods, selected statements of income data as a percentage of revenues before reimbursements:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	11.7	14.7	11.6	12.6

Total revenues	111.7%	114.7%	111.6%	112.6%
Cost of services before reimbursable expenses	57.3	58.6	58.0	59.6
Reimbursable expenses	11.7	14.7	11.6	12.6

Total cost of services	69.0	73.3	69.6	72.2
General and administrative expenses	21.7	19.6	21.2	18.9
Depreciation expense	2.2	2.1	2.1	1.8
Amortization expense	1.8	1.5	1.6	1.4

Operating income	17.0	18.2	17.1	18.3
Other expense, net	1.0	0.6	0.7	0.5

Income before income taxes	16.0	17.6	16.4	17.8
Income tax expense	6.5	7.4	7.0	7.5

Net income	9.5%	10.2%	9.4%	10.3%

2006 compared to 2005 – For the three months and six months ended June 30

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $147.7 million and $296.8 million for the three and six months ended June 30, 2006, respectively, compared to $121.6 million and $243.4 million for the corresponding periods in 2005, which represented increases in revenues before reimbursements of 21 percent and 22 percent, respectively.

Revenues before reimbursements for the three and six months ended June 30, 2006 increased over the corresponding periods in 2005 due to increases in the consultant headcount and an improved average rate per hour. The Company had 1,732 billable full time equivalent (“FTE”) consultants as of June 30, 2006, compared to 1,557 as of June 30, 2005, which represented an increase, net of attrition, of 11 percent, or 175 consultants. The headcount increase was due to the Company’s business acquisitions and recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had a significant impact on operating results. Because the Company’s bill rates are tiered in accordance with experience and level, increasing the number of senior level consultants improved the Company’s average rate per hour and was a contributing factor in the revenue increase. The consultant utilization rates were 70 and 71 percent for the three and six months ended June 30, 2006, compared to 69 percent and 71 percent for the corresponding periods in 2005.

Segment Total Revenues. Total revenues were $165.0 million and $331.2 million for the three and six months ended June 30, 2006, respectively, compared to $139.5 million and $274.1 million for the corresponding periods in 2005, respectively, which represent increases in total revenues of 18 percent and 21 percent, respectively. Total revenues for the Dispute, Investigative & Regulatory Advisory Services segment increased 24 percent to $76.6 million and 25 percent to $149.8 million for the three and six months ended June 30, 2006, respectively, compared to the corresponding periods in 2005. The increase is primarily attributable to an increase in headcount, along with the commensurate client engagements required to support this increased headcount, during 2006 associated with recruiting efforts and business acquisitions (including Precept in March 2006 and A.W. Hutchison & Associates, LLC and LAC, Ltd. during the third quarter of 2005). Total revenues for the Business, Financial & Operations Advisory Services segment increased 13 percent to $80.1 million and 19 percent to $162.9 million for the three and six months ended June 30, 2006, respectively, compared to the corresponding periods in 2005. The increase was primarily attributable to increased headcount, along with the commensurate client engagements required to support this increased headcount.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $84.7 million and $172.2 million for the three and six months ended June 30, 2006, respectively, compared to $71.2 million and $145.1 million for the corresponding periods in 2005, which represented increases in costs of services before reimbursable expenses of 19 percent for both comparative periods.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. As a percentage of revenues before reimbursements, cost of services before reimbursable expenses decreased to 57 percent during the three months ended June 30, 2006 compared to 59 percent in the corresponding period in 2005 and decreased to 58 percent during the six months ended June 30, 2006 compared to 60 percent in the corresponding period in 2005. The decrease in cost of services as a percentage of revenues before reimbursement primarily relates to better utilization of senior professionals with corresponding higher billing rates.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $8.2 million, or 34 percent, to $32.0 million for the three months ended June 30, 2006 and $16.9 million, or 37 percent, to $62.9 million for the six months ended June 30, 2006 when compared to the corresponding periods in 2005. General and administrative expenses were 22 percent and 21 percent of revenues before reimbursements for the three and six months ended June 30, 2006, compared to 20 percent and 19 percent for the three and six months ended June 30, 2005, respectively. The increases were a result of overhead costs (primarily facility costs) incurred from business acquisitions, the hiring of resources to support additional consulting personnel and certain investments made to the Company’s infrastructure in the areas of technology, business development and marketing.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets such as customer lists and non-compete agreements related to certain business acquisitions.

For the three and six months ended June 30, 2006, amortization expense was $2.6 million and $4.9 million, respectively, compared to $1.9 million and $3.3 million for the corresponding periods in 2005. The increases in amortization expense for the periods were due to the amortization of intangible assets acquired as part of the A.W. Hutchison & Associates, LLC and LAC, Ltd. acquisitions, which were acquired in the third quarter of 2005, and the acquisitions completed in 2006. The amortization expense recorded for intangibles acquired as part of the acquisitions in 2006, which included Precept, was $0.8 million and $0.9 million for the three and six months ended June 30, 2006, respectively. The amortization expense related to the Precept transaction, which closed on March 23, 2006 was based on a preliminary purchase price allocation of goodwill and identifiable intangible assets. The Company is currently in the process of completing the purchase price allocation related to Precept.

Interest expense. Interest expense increased 82 percent to $1.6 million and 84 percent to $2.7 million for the three and six months ended June 30, 2006 when compared to the corresponding periods in 2005. The increase is primarily related to higher weighted-average interest rates and higher outstanding borrowings, which included both the line of credit facility and note payable. The Company utilized its line of credit and other financing arrangements to finance certain transactions including recently completed business acquisitions.

Income tax expense. The effective income tax rate for the three and six months ended June 30, 2006 was 41 percent and 43 percent, respectively, compared to 42 percent for both the three and six months ended June 30, 2005. The effective income tax rate for 2006 reflects greater foreign source income in lower tax jurisdictions, partially offset by the establishment of a valuation allowance for a capital loss carryforward recorded during the three months ended March 31, 2006.

Human Capital Resources

The Company’s full-FTE consultant headcounts at June 30, 2006 and 2005 were 1,732 and 1,557, respectively. The following table shows the average number of FTE consultants for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Average number of FTE consultants	1,729	1,545	1,731	1,528

The number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition during the period. The increase during 2006 compared to the prior year reflects the Company’s business acquisitions and recruiting efforts.

Liquidity and Capital Resources

Summary

The Company had $12.3 million in cash and cash equivalents at June 30, 2006, compared to $14.9 million at December 31, 2005. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $42.6 million at June 30, 2006, compared to $41.6 million at December 31, 2005.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 83 days at June 30, 2006 compared to 80 days at December 31, 2005 and 81 days at June 30, 2005.

Cash Flow

Net cash provided by operating activities was $26.4 million for the six months ended June 30, 2006. For the six months ended June 30, 2006, the Company’s net income was $27.8 million, which included $11.1 million of depreciation and amortization expense, and $6.8 million of share-based compensation expense. The increase in the accounts receivable balance of $13.5 million and the decrease in accrued compensation related costs of $10.9 million were the primary offsets to the cash flows provided by net income.

Net cash used in investing activities for the six months ended June 30, 2006, was $70.4 million. During the six months ended June 30, 2006, the Company paid $53.3 million, net of $5.6 million cash acquired, for acquisition-related transactions, $38.4 million of which was paid for the Precept acquisition, and $10.0 million of which related to the third and last purchase price installment for the Tucker acquisition. The Company spent $7.6 million for other acquisitions and transactions. The Company received cash of $5.6 million in conjunction with the Precept acquisition. In addition, the Company expended $15.2 million for capital spending, which was primarily related to computer purchases, leasehold improvements in certain offices and furniture for its facilities.

Net cash provided by financing activities for the six months ended June 30, 2006, was $41.5 million. The Company borrowed $34.9 million during the six months ended June 30, 2006, which increased its bank borrowing under its line of credit to $75.7 million as of June 30, 2006. The Company utilized its line of credit to finance certain transactions, such as the Precept acquisition. The Company received $5.0 million of cash from employee stock option exercises and employee stock purchases and generated excess tax benefits of $1.6 million related to the vesting and exercising of stock awards during the six months ended June 30, 2006.

Debt, Commitments and Capital

As of June 30, 2006, the Company maintained an unsecured revolving line of credit for $175.0 million, with the option to increase the facility up to $200.0 million over the term of the agreement, which expires in July 2008.

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

The Company was in compliance with the terms of its credit agreement as of June 30, 2006 and December 31, 2005. As of June 30, 2006, the Company had a $75.7 million balance outstanding under the line of credit, compared to a $40.8 million balance outstanding as of December 31, 2005.

As of June 30, 2006, the Company had total commitments of $228.3 million, which consisted of $20.7 million in deferred business acquisition obligations, payable in cash and common stock, a note payable of $4.4 million, $127.4 million in lease commitments, and $75.7 million in line of credit borrowings. The deferred business acquisition obligations are primarily related to acquisitions made in 2005. As of June 30, 2006, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of June 30, 2006 and the scheduled years of payments (shown in thousands):

	From July 1, 2006 to December 31, 2006	2007	2008	2009	Thereafter	Total
Deferred business acquisition obligations and note payable	$5,618	$9,828	$9,405	$286	$0	$25,137
Lease commitments	10,900	19,887	19,421	16,310	60,923	127,441
Line of credit	75,661	—	—	—	—	75,661

	$92,179	$29,715	$28,826	$16,596	$60,923	$228,329

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

As of June 30, 2006, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates and foreign currency exchange rates. Borrowings under the line of credit bear interest based on, at the Company’s option, either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) the London Interbank Offered Rate (LIBOR) plus 1.00 percent. Based on the line of credit balance as of June 30, 2006, a substantial rise in interest rates would not have a material effect on the Company’s financial position or operating results. For every one percent increase in the applicable interest rate, the Company’s interest expense, net of income taxes, would increase $100,000 per quarter. The Company does not anticipate any material changes in interest rates in the near future. The Company’s note payable and a portion of its line of credit balance are repayable in pounds sterling. Based on the balances of those obligations at June 30, 2006, a substantial unfavorable change in the foreign currency exchange rates would not have a material effect on the Company’s financial position or operating results.

Other than the line of credit obligation, long-term note payable and certain deferred purchase price obligations discussed above, the Company does not have any short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries which expose it to market risk associated with foreign currency exchange rate fluctuations; however, such risk is not material in relation to the Company’s consolidated financial statements.

Item 4. Controls and Procedures

Under the supervision of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s second quarter of 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Legal Proceedings,” on February 15, 2006, the Company received an adverse order and “interim findings” from an arbitrator in a proceeding related to a dispute with the City of Vernon, California. Oral argument on disgorgement and treble damages issues took place in May 2006 and oral argument on the oil spill issues took place in July 2006. In a recent brief, the City changed its theory of recovery under the California False Claims Act and now contends that the amount that should be trebled is $15.4 million (representing amounts paid by the City during 2001-2003), rather than $7.7 million (representing amounts paid by the City largely during 1995-1998). The Company strongly disputes the City’s new damages calculation and continues to contend that there was no violation of the California False Claims Act and that no treble damages are appropriate.

All issues in the arbitration have been fully briefed and argued before the arbitrator. The Company cannot estimate when the arbitrator will render a decision. Pursuant to a written stipulation of the parties, the Company has the right to appeal any arbitration award to a three-judge panel consisting of three neutral members agreed upon by the parties or appointed by the arbitration agency. It is not possible to reasonably predict the outcome of these proceedings, nor is it possible to reasonably estimate the loss, if any, or range thereof. No amounts have been reflected in the financial statements during 2006 for the potential loss, if any, regarding this matter.

From time to time, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those other lawsuits or claims will have a material adverse effect on the financial condition and results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2006, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed		Purchaser or “Recipient”	Assets Purchased
January 13, 2006	Common Stock	340,431	Section 4	(2)	Tucker Alan, Inc.	(c)
January 23, 2006	Common Stock	14,866	Section 4	(2)	Tedd Avey & Associates Ltd.	(d)
January 31, 2006	Common Stock	33,374	Section 4	(2)	Devito Consulting, Inc.	(b)
February 8, 2006	Common Stock	135,808	Section 4	(2)	Casas, Benjamin & White, LLC	(c)
March 23, 2006	Common Stock	635,543	Section 4	(2)	Precept Programme Management Limited	(d)
April 15, 2006	Common Stock	17,367	Section 4	(2)	Tiber Group, LLC	(c)
May 15, 2006	Common Stock	24,571	Section 4	(2)	Ibler International, LLC	(b)
June 30, 2006	Common Stock	12,458	Section 4	(2)	Architech Corporation	(b)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Assets purchased were substantially all of the assets of the recipient.
(c)	Shares represent deferred payment consideration to purchase substantially all of the assets of the recipient.
(d)	The Company purchased all of the outstanding equity interests of this entity and as such these shares were issued to the tendering stockholders.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of the Company was held on May 3, 2006. The Company solicited proxies for the Annual Meeting pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A thereunder.

Two nominees, Mr. Thomas A. Gildehaus and Mr. Peter B. Pond, were elected for a term expiring at the Annual Meeting of Stockholders in 2009. The vote for Mr. Thomas A. Gildehaus was 45,997,371 shares for and 1,112,891 shares to withhold authority. The vote for Mr. Peter B. Pond was 46,495,738 shares for and 614,524 shares to withhold authority.

KPMG LLP was ratified as the Company’s independent accountants for the year 2006. The vote for such ratification was 45,791,233 shares for, 1,312,780 shares to withhold authority and 6,248 shares abstained.

The proposal of the new Employee Stock Purchase Plan was approved. The vote for such approval was 40,294,591 shares for, 2,601,126 shares against, and 19,716 shares abstained.

Item 6. Exhibits

The following exhibits are filed with the Form 10-Q:

Exhibit 31.1 – Rule 13a - 14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2 – Rule 13a - 14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1– Section 1350 Certification of the Chairman and CEO and Executive Vice President and CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks Executive Vice President and Chief Financial Officer

Date: August 4, 2006