Form 10-Q
period 2006-09-30
NAVIGANT CONSULTING INC
filed 2006-11-03
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

As of and for the quarterly period ended September 30, 2006

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

As of November 3, 2006, approximately 53.7 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2006

“Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,254	$14,871
Accounts receivable, net	174,052	145,616
Prepaid expenses and other current assets	10,554	8,189
Deferred income tax assets	13,039	11,231

Total current assets	211,899	179,907
Property and equipment, net	50,072	42,320
Intangible assets, net	31,767	20,423
Goodwill	352,543	298,332
Other assets	2,982	1,881

Total assets	$649,263	$542,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$54,617	$40,800
Accounts payable	10,757	11,079
Accrued liabilities	16,095	8,444
Accrued compensation-related costs	41,994	43,683
Income taxes payable	6,489	4,551
Other current liabilities	22,835	29,710

Total current liabilities	152,787	138,267

Non-current liabilities:
Deferred income tax liabilities	15,534	8,793
Note payable	4,576	—
Other non-current liabilities	8,759	11,355

Total non-current liabilities	28,869	20,148

Total liabilities	181,656	158,415

Stockholders’ equity:
Preferred stock	—	—
Common stock	56	55
Additional paid-in capital	513,892	479,826
Deferred stock issuance, net	6,566	16,473
Treasury stock	(40,155)	(60,424)
Accumulated deficit	(15,085)	(51,414)
Accumulated other comprehensive income (loss)	2,333	(68)

Total stockholders’ equity	467,607	384,448

Total liabilities and stockholders’ equity	$649,263	$542,863

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended September 30,
	2006	2005
Revenues before reimbursements	$150,380	$131,411
Reimbursements	20,906	19,503

Total revenues	171,286	150,914
Cost of services before reimbursable expenses	85,259	75,989
Reimbursable expenses	20,906	19,503

Total cost of services	106,165	95,492
General and administrative expenses	32,445	26,299
Depreciation expense	3,709	2,621
Amortization expense	2,401	2,509
Litigation charge	9,334	—

Operating income	17,232	23,993
Interest expense	1,316	1,321
Interest income	(51)	(61)
Other (income) expense, net	(19)	63

Income before income taxes	15,986	22,670
Income tax expense	7,425	9,521

Net income	$8,561	$13,149

Basic net income per share	$0.16	$0.26
Shares used in computing basic net income per share	53,471	50,249
Diluted net income per share	$0.16	$0.25
Shares used in computing diluted net income per share	55,090	52,959

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the nine months ended September 30,
	2006	2005
Revenues before reimbursements	$447,190	$374,817
Reimbursements	55,335	50,224

Total revenues	502,525	425,041
Cost of services before reimbursable expenses	257,455	221,089
Reimbursable expenses	55,335	50,224

Total cost of services	312,790	271,313
General and administrative expenses	95,383	72,361
Depreciation expense	9,880	7,096
Amortization expense	7,296	5,826
Litigation charge	9,334	—

Operating income	67,842	68,445
Interest expense	4,035	2,800
Interest income	(366)	(238)
Other income, net	(239)	(125)

Income before income taxes	64,412	66,008
Income tax expense	28,083	27,723

Net income	$36,329	$38,285

Basic net income per share	$0.69	$0.77
Shares used in computing basic net income per share	52,629	49,698
Diluted net income per share	$0.67	$0.73
Shares used in computing diluted net income per share	54,427	52,097

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$36,329	$38,285
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	9,880	7,096
Amortization expense	7,296	5,826
Share-based compensation expense	9,534	6,730
Payments related to stock appreciation rights obligations	—	(1,387)
Tax benefits from issuances of common stock	—	4,765
Amortization of consultants’ non-solicitation agreements	—	914
Payments related to consultants’ non-solicitation agreements	—	(1,064)
Accretion of interest expense	620	830
Deferred income taxes	717	(1,187)
Changes in assets and liabilities:
Accounts receivable	(22,539)	(45,046)
Prepaid expenses and other current assets	(2,137)	(4,690)
Accounts payable	(1,259)	4,402
Accrued liabilities	8,257	814
Accrued compensation-related costs	2,264	(10,680)
Income taxes payable	(1,693)	9,848
Other current liabilities	4,152	1,635

Net cash provided by operating activities	51,421	17,091

Cash flows from investing activities:
Purchases of property and equipment	(19,460)	(15,283)
Acquisitions of businesses, net of cash acquired	(42,252)	(81,388)
Payments of acquisition liabilities	(13,365)	(23,700)
Proceeds from divestitures of assets held for sale	—	3,220
Other, net	(940)	(1,416)

Net cash used in investing activities	(76,017)	(118,567)

Cash flows from financing activities:
Issuances of common stock	7,835	7,268
Tax benefits from issuances of common stock	4,492	—
Borrowings from banks, net	11,652	69,700

Net cash provided by financing activities	23,979	76,968

Net decrease in cash and cash equivalents	(617)	(24,508)
Cash and cash equivalents at beginning of the period	14,871	36,897

Cash and cash equivalents at end of the period	$14,254	$12,389

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

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

Note 2. Acquisitions

On March 23, 2006, the Company acquired Precept Programme Management Limited (“Precept”) for $54.7 million, which consisted of $38.4 million in cash and $12.0 million of the Company’s common stock paid at closing, and a $4.3 million note payable due March 2008. The Company acquired assets of $11.3 million, including cash of $5.6 million, and assumed liabilities totaling $4.8 million from the Precept acquisition. The Company did a purchase price allocation and recorded $41.2 million in goodwill and $12.8 million in identifiable intangible assets as part of the purchase price allocation. Precept is a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. The Company acquired Precept, which included approximately 35 consulting professionals, to strengthen its presence in the United Kingdom.

The Company acquired several other businesses during the nine months ended September 30, 2006 for an aggregate purchase price of approximately $11.2 million in cash and shares of the Company’s common stock.

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

Note 3. Segment Information

The Company is organized in two business segments: Dispute, Investigative & Regulatory Advisory Services, and Business, Financial & Operations Advisory Services. The Company evaluates the segments’ performance and allocates resources based upon the operating results of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of disputes, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate counsels, law firms, corporate boards and special committees. The Business, Financial & Operations Advisory Services business segment provides strategic, operational, financial and technical management consulting services, as well as claims advisory services, to the management of businesses in a variety of industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise,” the Company identified these business segments as reportable segments.

During 2006, the Company reevaluated the services and sales channels of its financial and valuation advisory services and its claims advisory business, and included the operating results of such businesses in the Business, Financial & Operations Advisory Services segment. The financial and valuation advisory services business, prior to the third quarter of 2006, and the claims advisory business, prior to the first quarter of 2006, were previously reported in an other services category. Prior comparative segment data has been restated to reflect those changes.

Segment information for the three and nine months ended September 30, 2006 and 2005 is presented in the table below (shown in thousands). Transactions between segments have been eliminated.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Total revenues:
Dispute, Investigative & Regulatory Advisory Services	$85,834	$69,553	$236,295	$190,323
Business, Financial & Operations Advisory Services	85,452	81,361	266,230	234,718

Total revenues	$171,286	$150,914	$502,525	$425,041

Operating profit:
Dispute, Investigative & Regulatory Advisory Services	$38,324	$29,865	$105,608	$82,993
Business, Financial & Operations Advisory Services	28,780	27,013	91,535	76,287

Total combined segment operating profit	67,104	56,878	197,143	159,280

Segment reconciliation to income before income taxes:
Unallocated:
General and administrative expenses	32,445	26,299	95,383	72,361
Depreciation expense	3,709	2,621	9,880	7,096
Amortization expense	2,401	2,509	7,296	5,826
Share-based compensation expense related to consulting personnel	1,983	1,456	7,408	5,552
Litigation charge	9,334	—	9,334	—
Other expense, net	1,246	1,323	3,430	2,437

Total unallocated expenses, net	51,118	34,208	132,731	93,272

Income before income taxes	$15,986	$22,670	$64,412	$66,008

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

Note 4. Goodwill and Intangible Assets:

Goodwill and other intangible assets (shown in thousands) consisted of:

	September 30, 2006	December 31, 2005
Goodwill	$357,968	$303,757
Less – accumulated amortization	(5,425)	(5,425)

Goodwill, net	352,543	298,332
Intangible assets:
Customer lists	35,946	21,945
Non-compete agreements	11,629	10,463
Trade name	—	1,020
Other	8,149	8,496

Intangible assets, at cost	55,724	41,924
Less – accumulated amortization	(23,957)	(21,501)

Intangible assets, net	31,767	20,423

Goodwill and intangible assets, net	$384,310	$318,755

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment test. The Company completed an annual impairment test as of May 31, 2006 and there were no indications of impairment recognized as of that date. As of September 30, 2006, there was no indication of impairment to the Company’s goodwill balances. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of September 30, 2006, there was no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives, which range from three months to fifteen years. At September 30, 2006, the weighted average remaining life for the Company’s intangible assets was seven years.

The changes in carrying values of goodwill and intangible assets (shown in thousands) during the nine months ended September 30, 2006 are as follows:

Total
Balance as of December 31, 2005 – Goodwill, net	$298,332
Balance as of December 31, 2005 – Intangible assets	20,423

Balance as of December 31, 2005 – Total	318,755
Goodwill acquired	51,248
Intangible assets acquired	17,381
Foreign currency translation – goodwill	2,963
Foreign currency translation – intangible assets, net	1,259
Less – amortization expense	(7,296)

Balance as of September 30, 2006 – Total	$384,310

Goodwill and intangible assets:
Goodwill, net	$352,543
Intangible assets, net	31,767

Balance as of September 30, 2006 – Total	$384,310

The Company retired intangible assets during the nine months that had an original financial statement carrying value of $4.9 million. The intangible assets were fully amortized at the dates of retirement.

As of September 30, 2006, goodwill and intangible assets, net of amortization, was $252.0 million for Dispute, Investigative & Regulatory Advisory Services and $132.3 million for Business, Financial & Operations Advisory Services. As disclosed in Note 3, the Company included its financial and valuation advisory business and its claim advisory business as part of the Business, Financial & Operations Advisory Services segment and accordingly, the Company reclassified $43.7 million of goodwill and intangible assets to the segment. The goodwill and intangible assets were previously included in an other services category.

As discussed in Note 2, The Precept acquisition included $41.2 million in goodwill and $12.8 million in intangible assets as a part of the purchase price allocation.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2005, based on intangible assets recorded at September 30, 2006, and includes $7.3 million recorded in the nine months ended September 30, 2006 (shown in thousands):

Year ending December 31,	Amount
2006	$9,777
2007	7,518
2008	6,152
2009	4,235
2010	1,966
Thereafter	9,415

Total	$39,063

The Company has intangible assets that are expected to be amortized fully at various dates through 2021.

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

For the three and nine months ended September 30, 2006 and 2005, the components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Common shares outstanding	53,058	49,831	52,179	49,078
Business combination obligations payable in a fixed number of shares	413	418	450	620

Basic shares	53,471	50,249	52,629	49,698
Employee stock options	694	926	754	1,055
Restricted shares and stock units	526	753	619	875
Business combination obligations payable in a fixed dollar amount of shares	225	756	259	254
Contingently issuable shares	174	275	166	215

Diluted shares	55,090	52,959	54,427	52,097

For both the three and nine months ended September 30, 2006, the Company had outstanding stock options for approximately 200,000 shares which were excluded from the computation of diluted shares. For both the three and nine months ended September 30, 2005, the Company had outstanding stock options for approximately 300,000 shares, which were excluded from the computation of diluted shares. The underlying shares were excluded from the diluted share computation because the options had exercise prices greater than the average market price and the impact of including the shares in the diluted share calculation would have been antidilutive.

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

In accordance with SFAS No. 128, “Earnings per Share,” the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers excess tax benefits or tax deficiencies that reduce or increase the dilutive effect of such shares being issued. The excess tax benefits or deficiencies are based on the difference between the market price of the Company’s common stock on the date the equity award is exercised or vested and the cumulative compensation cost of the stock options, restricted shares and restricted stock units.

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity (shown in thousands) during the nine months ended September 30, 2006:

	Dollars	Shares
Stockholders’ equity at January 1, 2006	$384,448	50,601
Comprehensive income	38,730	—
Employee stock option exercises and stock purchases	8,563	688
Vesting of restricted stock	—	948
Tax benefits on stock options exercised and restricted stock vested, net	4,080	—
Amortization of restricted stock awards	7,370	—
Other share-based compensation expense	720	—
Restricted stock issued to employees for annual incentive bonus	6,118	—
Stock issued in acquisition-related transactions	17,578	1,394

Stockholders’ equity at September 30, 2006	$467,607	53,631

In connection with the Precept acquisition, the Company issued 636,000 shares of its common stock valued at $12.0 million at the time of closing. In January 2006, in connection with the acquisition of Tucker Alan, Inc. (“Tucker”), which occurred on January 30, 2004, the Company issued 340,000 shares of its common stock, the last of three annual installments of the purchase price. During the third quarter ended September 30, 2006, the Company issued 180,000 shares of its common stock in connection with deferred purchase price obligations of acquisitions made during previous years.

During the first quarter of 2006, the Company issued 265,000 shares of restricted stock to employees to satisfy a portion of their 2005 annual incentive bonus. The shares of restricted stock vested during the third quarter of 2006. Other share-based compensation includes stock option expense under SFAS No. 123(R), “Share Based Payment,” and the fair value adjustment for variable accounting awards (note 7).

The Company had excess tax benefits of $4.5 million on stock options exercised and restricted stock awards vested during the nine months September 30, 2006.

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

Restricted Stock Outstanding

As of September 30, 2006, the Company had 1.9 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $18.03 per share. The measurement price is the market price of the Company’s common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of the LTIP. The majority of the awards outstanding at September 30, 2006 vest over four years in 25 percent annual installments from the grant date.

The following table summarizes restricted stock activity for the nine months ended September 30, 2006:

	Number of shares (000s)	Weighted average measurement price
Restricted stock outstanding at January 1, 2006	1,562	$16.45
Granted	1,440	19.77
Vested	(948)	15.58
Forfeited	(178)	19.37

Restricted stock outstanding at September 30, 2006	1,876	$18.03

As of September 30, 2006, the Company had $27.3 million of total compensation costs related to the outstanding or unvested restricted stock as of September 30, 2006 that have not been recognized as compensation expense. The amount will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is two years.

Stock Options Outstanding

As of September 30, 2006, the Company had 2.0 million stock options outstanding at a weighted-average exercise price of $9.11 per share. As of September 30, 2006, the intrinsic value of the stock options outstanding and stock options exercisable was $23.6 million and $22.5 million, respectively, based on a market price of $20.06 for the Company’s common stock at September 30, 2006.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Number of shares (000s)	Weighted average exercise price
Options outstanding at January 1, 2006	2,395	$8.21
Granted	82	19.73
Exercised	(462)	6.02
Forfeited or expired	(25)	14.84

Options outstanding at September 30, 2006	1,990	$9.11

Options exercisable at September 30, 2006	1,731	$7.94

The following table summarizes information regarding stock options outstanding at September 30, 2006:

Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	244	$3.68	5.0
$3.75 to $4.99	776	3.94	3.9
$5.00 to $9.99	478	6.22	5.8
$10.00 to $19.99	194	17.37	5.0
$20.00 and above	298	26.30	3.3

Total	1,990	$9.11	4.5

The following table summarizes information regarding stock options exercisable at September 30, 2006:

Range of exercise prices	Exercisable shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	244	$3.68	5.0
$3.75 to $4.99	776	3.94	3.9
$5.00 to $9.99	403	6.20	5.7
$10.00 to $19.99	93	15.88	3.9
$20.00 and above	215	27.17	2.8

Total	1,731	$7.94	4.3

The following table summarizes the shares remaining available for future issuances by each plan that the Company had as of September 30, 2006:

Plan category	Shares remaining available for future issuances (000s)
LTIP	2,994
SEIP	183

Total	3,177

Shares issued from the LTIP are new shares, and shares issued from the SEIP are issued from treasury.

Employee Stock Purchase Plan

During 1996, the Company implemented a plan that permits employees to purchase shares of the Company’s common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. During the nine months ended September 30, 2006, the Company issued 226,000 shares related to employee stock purchases.

On May 3, 2006, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved a new employee stock purchase plan (the “ESPP”) that will become effective on January 1, 2007. The new ESPP will expire on the date that all of the shares available under the ESPP are issued to employees. The maximum number of shares of the Company’s common stock that can be issued under the new ESPP is 2.5 million shares, subject to certain adjustments.

For the Three Months and Nine months Ended September 30, 2006 - SFAS No. 123(R)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their grant date fair value. The Company adopted SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to unvested awards that are outstanding on the effective date (January 1, 2006) or subsequently modified or cancelled.

In accordance with SFAS No. 123(R), the Company recognizes compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company had 300,000 stock options that were unvested as of January 1, 2006. The remaining 2.1 million stock options outstanding at January 1, 2006 were fully vested. The Company expects to record $800,000 in share-based compensation expense related to these unvested options during 2006 ($600,000 of which was recorded during the nine months ended September 30, 2006), and $700,000 over the remaining vesting period from 2007 to 2009. The Company assumed an estimated 15 percent forfeiture rate for these stock options. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of the unvested stock options. As of September 30, 2006, the Company had 400,000 stock options outstanding that were accounted for using the fair value method in accordance with SFAS No. 123(R), including the 300,000 unvested stock options at January 1, 2006.

For purposes of calculating compensation cost under SFAS No. 123(R), the fair value of each option grant is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The Company used its historical stock price volatility for purposes of estimating the stock options’ fair value. For both the three months ended June 30, 2006 and September 30, 2006, there were no options granted. For the three months ended March 31, 2006, the weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

2006
Fair value of options granted	$10.52
Expected volatility	64.0%
Risk free interest rate	4.3%
Forfeiture rate	0.0%
Dividend yield	0.0%
Contractual or expected lives (in years)	4.2

The Company estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeitures. The Company issued 82,000 stock options during the three months ended March 31, 2006.

Share-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term based on the fair value at grant date. The agreements for certain restricted stock awards outstanding at September 30, 2006 contain provisions that allow for an acceleration of vesting (some awards are at the discretion of the Company’s Compensation Committee of the Board of Directors) if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in share-based compensation expense from period to period.

In addition, share-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. As of September 30, 2006, the Company had less than 30,000 shares that were subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant date fair value.

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

SFAS No. 123(R) amended FASB Statement No. 95, “Statement of Cash Flows,” to specify the classification in cash flow statements of the tax benefits realized from share-based payment arrangements. SFAS No. 123(R) requires that the amount of the tax benefits reported as an addition to, or deduction from, additional paid-in capital be reported as a financing activity rather than an operating activity. In accordance with SFAS No. 123(R), the Company now classifies the excess tax benefits from issuances of common stock as a financing activity.

The adoption of SFAS No. 123(R) had a $1.5 million impact on the total share-based compensation expense recorded in the nine months ended September 30, 2006. The Company recorded $0.7 million of compensation related to the purchase discounts on employee stock purchases and $0.8 million related to unvested stock options at January 1, 2006 and new stock option grants during the nine months ended September 30, 2006, in accordance to SFAS No. 123(R).

Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Amortization of restricted stock awards	$2,085	$7,370
Other share-based compensation expense	246	716
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan (ESPP)	162	728
Stock option expense under SFAS No. 123(R)	283	804
Fair value adjustment for variable accounting awards	(69)	(84)

Total share-based compensation expense	$2,707	$9,534

Share-based compensation expense attributable to cost of services before reimbursable expenses was $2.0 million and $1.5 million for the three month periods ended September 30, 2006 and 2005, respectively, and $7.4 million and $5.5 million for the nine month periods ended September 30, 2006 and 2005, respectively. Share-based compensation expense attributable to general and administrative expenses was $0.7 million and $0.5 million for the three month periods ended September 30, 2006 and 2005, respectively, and $2.1 million and $1.2 million for the nine month periods ended September 30, 2006 and 2005, respectively.

The income tax benefits recorded in the accompanying statements of income related to share-based compensation expense recorded for the three and nine months ended September 30, 2006 were $1.1 million and $4.0 million, respectively.

During the nine months ended September 30, 2006, the Company received $7.8 million of cash from employee stock option exercises and employee stock purchases and generated excess tax benefits of $4.5 million related to these transactions.

For the Three Months and Nine Months Ended September 30, 2005 - SFAS No. 123

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value-based method, as prescribed under APB No. 25 and related interpretations, for its share-based compensation plans for option and restricted stock awards. Accordingly, prior to the adoption of SFAS No. 123(R), no stock-based compensation costs had been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all awards.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$13,149	$38,285
Add back: Share-based compensation expense included in reported net income, net of related income tax effects	1,137	3,903
Deduct: Share-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,261)	(4,276)

Pro forma net income	$13,025	$37,912

Earnings per share:
Basic – as reported	$0.26	$0.77
Basic – pro forma	$0.26	$0.76
Diluted – as reported	$0.25	$0.73
Diluted – pro forma	$0.25	$0.73

For purposes of calculating compensation cost under the fair value method, the Company used the Black-Scholes-Merton option-pricing model with historical volatility as one of the inputs. For the nine months ended September 30, 2005, the weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

For the nine months ended September 30, 2005
Fair value of options granted	$9.08
Expected volatility	58%
Risk free interest rate	4.1%
Forfeiture rate	15.0%
Dividend yield	0.0%
Contractual or expected lives (years)	4.3

There were not any options granted during the three months ended September 30, 2005.

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable (shown in thousands) were as follows:

	September 30, 2006	December 31, 2005
Billed amounts	$126,441	$107,882
Engagements in process	66,747	57,661
Allowance for uncollectible accounts	(19,136)	(19,927)

	$174,052	$145,616

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $110.2 million for the Dispute, Investigative & Regulatory Advisory Services and $63.9 million for the Business, Financial & Operations Advisory Services at September 30, 2006, compared with $78.9 million and $66.7 million, respectively, as of December 31, 2005.

Property and Equipment:

Property and equipment (shown in thousands) were as follows:

	September 30, 2006	December 31, 2005
Furniture, fixtures and equipment	$49,556	$44,095
Software	17,951	14,912
Leasehold improvements	29,651	22,457
Land and buildings	3,555	3,555

	100,713	85,019
Less: accumulated depreciation and amortization	(50,641)	(42,699)

Property and equipment, net	$50,072	$42,320

Other Current Liabilities:

The components of other current liabilities (shown in thousands) were as follows:

	September 30, 2006	December 31, 2005
Deferred business acquisition obligations	$5,586	$15,655
Deferred revenue	14,191	11,722
Deferred rent - current	1,033	602
Other liabilities	2,025	1,731

	$22,835	$29,710

The deferred business acquisition obligations of $5.6 million at September 30, 2006 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. As of September 30, 2006, the Company was obligated to issue shares of the Company’s common stock amounting to $2.5 million. The number of shares to be issued is based on the trading price of the Company’s common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations of $15.7 million at December 31, 2005 primarily consisted of $10.0 million for the Tucker acquisition, which was paid in cash in January 2006 and $1.6 million for the Casas, Benjamin & White, LLC (“CBW”) acquisition, which was paid in shares of the Company’s common stock in February 2006.

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

Other Non-Current Liabilities:

The components of other non-current liabilities (shown in thousands) were as follows:

	September 30, 2006	December 31, 2005
Deferred business acquisition obligations	$2,168	$5,977
Deferred rent – long-term	6,591	5,375
Other non-current liabilities	—	3

	$8,759	$11,355

The deferred business acquisition obligations of $2.2 million at September 30, 2006 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. As of September 30, 2006, the Company was obligated to issue shares of the Company’s common stock amounting to $1.6 million. The number of shares to be issued is based on the trading price of the Company’s common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations have due dates through February 2008.

Note Payable:

As of September 30, 2006, the Company had a $4.6 million note payable, an obligation that was part of the purchase price for the Precept acquisition. The note payable is due in March 2008 with interest payable quarterly at an annual interest rate of 5.6 percent.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the nine months ended September 30, 2006, as part of the purchase price agreements for acquired businesses during the period, the Company entered into commitments totaling $1.4 million of deferred cash payments and $1.6 million of deferred stock issuances. In addition, as part of the purchase price for the Precept acquisition, which occurred on March 23, 2006, the Company issued a $4.3 million note payable.

Other Information

Total interest paid during the nine months ended September 30, 2006 and 2005 was $2.9 million and $1.9 million, respectively. Total income tax payments were $25.5 million and $14.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 10. Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments (shown in thousands) as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net income	$8,561	$13,149	$36,329	$38,285
Foreign currency translation adjustment	817	86	2,401	(270)

Comprehensive income	$9,378	$13,235	$38,730	$38,015

Note 11. Bank Borrowings

As of September 30, 2006, the Company maintained an unsecured revolving line of credit agreement for $175.0 million, with the option to increase the facility up to $200.0 million over the term of the agreement, which expires in July 2008.

Borrowings under the revolving line of credit agreement bear interest based, at the Company’s option, on either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) London Interbank Offered Rate (LIBOR) plus 1.00 percent. The line of credit agreement requires the Company to maintain a minimum level of earnings before interest, taxes, depreciation and amortization, among other things. The Company complied with the terms of its line of credit agreement as of September 30, 2006 and December 31, 2005. As of September 30, 2006, the Company had a $54.6 million balance outstanding under the line of credit agreement.

Note 12. Legal Proceedings

On September 18, 2006, the Company received an “Interim Award” ruling in an arbitration proceeding relating to a previously-disclosed dispute with the City of Vernon, California (the “City”). The dispute relates to certain electric distribution maintenance services that the Company provided to the City prior to November 30, 2003. Since then, the Company no longer provides electric distribution maintenance services. The arbitrator ruled that the City is entitled to reimbursement of approximately $13.4 million in services fees that the City paid the Company. The arbitrator also ruled that the Company must pay approximately $23.0 million in treble damages under the California False Claims Act. Finally, the arbitrator ruled that the City was entitled to reimbursement of approximately $935,000 for cleanup expenses incurred in connection with an oil spill in 2001 at the City’s generation station, and the City may recover its reasonable attorneys’ fees and arbitration costs. The City subsequently identified approximately $70,000 of such costs for which it sought recovery.

The Company strongly disagrees with the arbitrator’s ruling and damages award. As previously disclosed, the Company has the right under the arbitration association’s rules to appeal this ruling to a three judge panel. Based on the Company’s assessment of the matter, the Company recorded a pre-tax charge and related accrued liability of $9.3 million ($5.6 million after tax) during the third quarter. The Company expects the Interim Award to be finalized shortly. The Company and the City have agreed to hold settlement discussions with a mediator in November. If settlement discussions are not successful, the Company intends to appeal the arbitrator’s findings and award. Under the rules governing the appeals process, the arbitrator’s award will not be considered final and cannot be enforced until affirmed, reversed or modified as a result of the appeals process.

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

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries and incentive compensation. Incentive compensation is structured to reward consultants based on business and individual performance. The Company evaluates such structure regularly to ensure that the Company remains competitive in the market place.

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

Revenue Recognition

The Company recognizes revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. The Company may provide multiple services under the terms of an arrangement. There are also client engagements where the Company is paid a fixed amount for its services. The recording of these fixed revenue amounts requires the Company to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable, or (iii) the straight-line method over the term of the arrangement. From time to time, the Company also earns incremental revenues. These incremental revenue amounts are generally contingent on a specific event, and the incremental revenues are recognized when the contingencies are resolved.

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

Share-Based Payments - SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”. SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) were required to be applied effective January 1, 2006.

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - SFAS No. 150

The Company is contractually obligated to issue a fixed dollar amount of shares of its common stock. The number of shares to be issued is based on the trading price of the Company’s common stock at the time of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or Both,” the Company recorded such obligations as current and non-current liabilities in accordance with the due dates of the obligations. Based on the $20.06 closing price of the Company’s common stock at September 30, 2006, 382,000 shares would be issued if the settlement of the obligations was to occur at the balance sheet date, with a fair value of $7.7 million.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The Company is currently evaluating the effect that the adoption of SAB 108 will have on its consolidated results of operations and financial condition.

Results of Operations

2006 compared to 2005 – For the three months and nine months ended September 30

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $150.4 million and $447.2 million for the three and nine months ended September 30, 2006, respectively, compared to $131.4 million and $374.8 million for the corresponding periods in 2005, which represented increases in revenues before reimbursements of 14 percent and 19 percent, respectively.

Revenues before reimbursements for the three and nine months ended September 30, 2006 increased over the corresponding periods in 2005 due to increases in the consultant headcount and an improved average rate per hour. The Company had 1,781 billable full time equivalent (“FTE”) consultants as of September 30, 2006, compared to 1,719 as of September 30, 2005, which represented an increase, net of attrition, of 4 percent, or 62 consultants. The headcount increase was due to the Company’s business acquisitions and recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, contributed to the increased revenue. Because the Company’s bill rates are tiered in accordance with experience and level, increasing the number of senior level consultants improved the Company’s average rate per hour and was a contributing factor in the revenue increase. The consultant utilization rates were 69 and 70 percent for the three and nine months ended September 30, 2006, compared to 71 percent for each of the corresponding periods in 2005.

Segment Total Revenues. Total revenues were $171.3 million and $502.5 million for the three and nine months ended September 30, 2006, respectively, compared to $150.9 million and $425.0 million for the corresponding periods in 2005, respectively, which represented increases in total revenues of 14 percent and 18 percent, respectively. Total revenues for the Dispute, Investigative & Regulatory Advisory Services segment increased 23 percent to $85.8 million and 24 percent to $236.3 million for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005. The increase was primarily attributable to an increase in headcount during 2006, along with the commensurate client engagements required to support this increased headcount, associated with recruiting efforts and business acquisitions (including Precept in March 2006 and A.W. Hutchison & Associates, LLC and LAC, Ltd. during the third quarter of 2005). Total revenues for the Business, Financial & Operations Advisory Services segment increased 5 percent to $85.5 million and 14 percent to $266.2 million for the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005. The increase was primarily attributable to increased headcount, along with the commensurate client engagements required to support this increased headcount.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $85.3 million and $257.5 million for the three and nine months ended September 30, 2006, respectively, compared to $76.0 million and $221.1 million for the corresponding periods in 2005, which represented increases in costs of services before reimbursable expenses of 12 percent and 16 percent, respectively, over the comparative periods.

Cost of services before reimbursable expenses increased primarily because of increased consultant compensation and benefits, which was primarily caused by the increased employee headcount. As a percentage of revenues before reimbursements, cost of services before reimbursable expenses decreased to 57 percent during the three months ended September 30, 2006 compared to 58 percent in the corresponding period in 2005 and decreased to 58 percent during the nine months ended September 30, 2006 compared to 59 percent in the corresponding period in 2005. The decrease in cost of services as a percentage of revenues before reimbursement primarily related to better utilization of senior professionals with higher billing rates.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services, and all other support costs.

General and administrative expenses increased $6.2 million, or 23 percent, to $32.4 million for the three months ended September 30, 2006 and $23.0 million, or 32 percent, to $95.4 million for the nine months ended September 30, 2006 when compared to the corresponding periods in 2005. General and administrative expenses were 22 percent and 21 percent of revenues before reimbursements for the three and nine months ended September 30, 2006, compared to 20 percent and 19 percent for the corresponding periods in 2005. The increases were a result of overhead costs (primarily facility costs) incurred from business acquisitions, the hiring of resources to support additional consulting personnel and certain investments made to the Company’s infrastructure in the areas of technology, business development and marketing.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets such as customer lists and non-compete agreements related to certain business acquisitions.

For the three and nine months ended September 30, 2006, amortization expense was $2.4 million and $7.3 million, respectively, compared to $2.5 million and $5.8 million for the corresponding periods in 2005. The amortization expense recorded for intangibles acquired as part of the acquisitions in 2006, which included Precept, was $0.8 million and $1.7 million for the three and nine months ended September 30, 2006, respectively. The decrease in amortization expense for the three months ended September 30, 2006 compared to the same period of 2005 was related to the lapse of certain intangible assets acquired in previous years.

Litigation. As discussed in “Note 12. Legal Proceedings”, the Company recorded a pre-tax charge and related accrued liability of $9.3 million ($5.6 million after tax) during the third quarter of 2006 related to a ruling received in its previously-disclosed dispute with the City of Vernon, California.

Interest expense. Interest expense was $1.3 million for both the three months period ended September 30, 2006 and 2005. Interest expense increased 44 percent to $4.0 million for the nine months ended September 30, 2006 when compared to the corresponding period in 2005. The increase was primarily related to higher weighted-average interest rates and higher average outstanding borrowings, which included both the line of credit facility and note payable. The Company utilized its line of credit and other financing arrangements to finance certain transactions including recently completed business acquisitions.

Income tax expense. The effective income tax rate for the three and nine months ended September 30, 2006 was 46 percent and 44 percent, respectively, compared to 42 percent for both the three and nine months ended September 30, 2005. The Company’s income tax provision for the third quarter of 2006 included an additional Internal Revenue Service audit assessment for the 2000 tax year of approximately $0.5 million. The income tax provision for the nine months ended September 30, 2006 included this additional assessment and the establishment of a valuation allowance for a capital loss carryforward, recorded during the three months ended March 31, 2006, partially offset by a higher portion of income in lower taxed non-U.S. jurisdictions.

Human Capital Resources

The Company’s full-FTE consultant headcounts at September 30, 2006 and 2005 were 1,781 and 1,719, respectively. The following table shows the average number of FTE consultants for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Average number of FTE consultants	1,752	1,656	1,738	1,570

The number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition during the period. The increase during 2006 compared to the prior year reflects the Company’s business acquisitions and recruiting efforts.

Liquidity and Capital Resources

Summary

The Company had $14.3 million in cash and cash equivalents at September 30, 2006, compared to $14.9 million at December 31, 2005. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $59.1 million at September 30, 2006, compared to $41.6 million at December 31, 2005.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 84 days at September 30, 2006 compared to 80 days at December 31, 2005 and 93 days at September 30, 2005.

Cash Flow

Net cash provided by operating activities was $51.4 million for the nine months ended September 30, 2006 compared to $17.1 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the Company’s net income was $36.3 million, which included $17.2 million of depreciation and amortization expense, and $9.5 million of share-based compensation expense. These amounts were partially offset by investments in working capital, primarily the result of a $22.5 million increase in the accounts receivable. Net cash provided by operating activities for the nine months ended September 30, 2005 was lower than the corresponding period in 2006 primarily due to a greater investment in working capital.

Net cash used in investing activities for the nine months ended September 30, 2006, was $76.0 million compared to $118.6 million during the corresponding period in 2005. During the nine months ended September 30, 2006, the Company paid $55.6 million, net of $5.6 million cash acquired, for acquisition-related transactions, $38.4 million of which was paid for the Precept acquisition, and $10.0 million of which related to the third and last purchase price installment for the Tucker acquisition. The Company spent $12.8 million for other acquisitions and transactions. The Company received cash of $5.6 million in conjunction with the Precept acquisition. In addition, the Company expended $19.5 million for capital spending, which was primarily related to computer purchases, leasehold improvements in certain offices and furniture for its facilities. Net cash used in investing activities for the nine months ended September 30, 2005 was higher than the corresponding period in 2006 primarily due to more cash spent on acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2006, was $24.0 million compared to $77.0 million during the corresponding period in 2005. The Company borrowed $11.7 million during the nine months ended September 30, 2006, which increased its bank borrowings under its line of credit to $54.6 million as of September 30, 2006. The Company utilized its line of credit to finance certain transactions, such as the Precept acquisition. The Company received $7.8 million of cash from employee stock option exercises and employee stock purchases and generated excess tax benefits of $4.5 million related to the vesting and exercising of stock awards during the nine months ended September 30, 2006. The primary source of net cash provided by financing activities during the nine months ended September 30, 2005 was bank borrowings under its line of credit.

Debt, Commitments and Capital

As of September 30, 2006, the Company maintained an unsecured revolving line of credit for $175.0 million, with the option to increase the facility up to $200.0 million over the term of the agreement, which expires in July 2008.

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

The Company was in compliance with the terms of its credit agreement as of September 30, 2006 and December 31, 2005. As of September 30, 2006, the Company had a $54.6 million balance outstanding under the line of credit, compared to a $40.8 million balance outstanding as of December 31, 2005.

As of September 30, 2006, the Company had total commitments of $202.6 million, which consisted of $15.1 million in deferred business acquisition obligations, payable in cash and common stock, a note payable of $4.6 million, $128.4 million in lease commitments, and $54.6 million in line of credit borrowings. The deferred business acquisition obligations are primarily related to acquisitions made in 2005. The lease commitments are related to the Company’s leases of office facilities and certain equipment under operating lease arrangements that expire at various dates through 2017. As of September 30, 2006, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of September 30, 2006 and the scheduled years of payments (shown in thousands):

	From October 1, 2006 to December 31, 2006	2007	2008	2009	Thereafter	Total
Deferred business acquisition obligations and note payable	$—	$9,828	$9,543	$286	$—	$19,657
Lease commitments	5,621	20,767	20,332	17,138	64,494	128,352
Line of credit	54,617	—	—	—	—	54,617

	$60,238	$30,595	$29,875	$17,424	$64,494	$202,626

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

See discussion in “Note 12. Legal Proceedings” of the ruling received by the Company in the arbitration proceeding relating to a previously-disclosed dispute with the City of Vernon, California.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of September 30, 2006, the Company’s investments were primarily limited to ‘A’ rated securities with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates and foreign currency exchange rates. Borrowings under the line of credit bear interest based on, at the Company’s option, either (1) the higher of the prime rate or the Federal funds rate plus 0.5 percent, or (2) the London Interbank Offered Rate (LIBOR) plus 1.00 percent. Based on the line of credit balance as of September 30, 2006, a substantial rise in interest rates would not have a material effect on the Company’s financial position or operating results. For every one percent increase in the applicable interest rate, the Company’s interest expense, net of income taxes, would increase $100,000 per quarter. The Company does not anticipate any material changes in interest rates in the near future. The Company’s note payable and a portion of its line of credit balance are repayable in pounds sterling. Based on the balances of those obligations at September 30, 2006, a substantial unfavorable change in the foreign currency exchange rates would not have a material effect on the Company’s financial position or operating results.

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

Item 4. Controls and Procedures

Under the supervision of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective.

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

During the three months ended September 30, 2006, there has not been any changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 18, 2006, the Company received an “Interim Award” ruling in an arbitration proceeding relating to a previously-disclosed dispute with the City of Vernon, California (the “City”). The dispute relates to certain electric distribution maintenance services that the Company provided to the City prior to November 30, 2003. Since then, the Company no longer provides electric distribution maintenance services. The arbitrator ruled that the City is entitled to reimbursement of approximately $13.4 million in services fees that the City paid the Company. The arbitrator also ruled that the Company must pay approximately $23.0 million in treble damages under the California False Claims Act. Finally, the arbitrator ruled that the City was entitled to reimbursement of approximately $935,000 for cleanup expenses incurred in connection with an oil spill in 2001 at the City’s generation station, and the City may recover its reasonable attorneys’ fees and arbitration costs. The City subsequently identified approximately $70,000 of such costs for which it sought recovery.

The Company strongly disagrees with the arbitrator’s ruling and damages award. As previously disclosed, the Company has the right under the arbitration association’s rules to appeal this ruling to a three judge panel. Based on the Company’s assessment of the matter, the Company recorded a pre-tax charge and related accrued liability of $9.3 million ($5.6 million after tax) during the third quarter. The Company expects the Interim Award to be finalized shortly. The Company and the City have agreed to hold settlement discussions with a mediator in November. If settlement discussions are not successful, the Company intends to appeal the arbitrator’s findings and award. Under the rules governing the appeals process, the arbitrator’s award will not be considered final and cannot be enforced until affirmed, reversed or modified as a result of the appeals process.

From time to time, the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those other lawsuits or claims will have a material adverse effect on the financial condition and results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2006, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed		Purchaser or ”Recipient”	Assets Purchased
January 13, 2006	Common Stock	340,431	Section 4	(2)	Tucker Alan, Inc.	(c)
January 23, 2006	Common Stock	14,866	Section 4	(2)	Tedd Avey & Associates Ltd.	(d)
January 31, 2006	Common Stock	33,374	Section 4	(2)	Devito Consulting, Inc.	(b)
February 8, 2006	Common Stock	135,808	Section 4	(2)	Casas, Benjamin & White, LLC	(c)
March 23, 2006	Common Stock	635,543	Section 4	(2)	Precept Programme Management Limited	(d)
April 15, 2006	Common Stock	17,367	Section 4	(2)	Tiber Group, LLC	(c)
May 15, 2006	Common Stock	24,571	Section 4	(2)	Ibler International, LLC	(b)
June 30, 2006	Common Stock	12,458	Section 4	(2)	Architech Corporation	(b)
July 1, 2006	Common Stock	24,682	Section 4	(2)	Capital Advisory Services, LLC	(c)
August 1, 2006	Common Stock	37,826	Section 4	(2)	LAC, Limited	(c)
August 1, 2006	Common Stock	117,192	Section 4	(2)	A. W. Hutchinson & Associates, LLC	(c)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	Assets purchased were substantially all of the assets of the recipient.
(c)	Shares represent deferred payment consideration to purchase substantially all of the assets of the recipient.
(d)	The Company purchased all of the outstanding equity interests of this entity and as such these shares were issued to the tendering stockholders.

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

Date: November 3, 2006