Form 10-K
period 2006-12-31
NAVIGANT CONSULTING INC
filed 2007-03-01
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of March 1, 2007, approximately 54.3 million shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2006, was approximately $1.0 billion. The Registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on April 27, 2007, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Statements included in this Annual Report on Form 10-K, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: risks inherent in international operations; pace, timing and integration of acquisitions; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; dependence on the expansion of and the increase in the Company’s service offerings and staff; conflicts of interest; potential loss of clients; risks inherent with litigation; significant client assignments; professional liability; potential legislative and regulatory changes; and general economic conditions. Further information on these and other potential factors that could affect the Company’s financial results is included in this Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. The Company cannot guarantee any future results, levels of activity, performance or achievement and also undertakes no obligation to update any of its forward-looking statements.

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

(a) General Development of Business

The Company had its initial public offering in 1996 and three subsequent public offerings, one in 1997 and two in 1998. Since then, the Company has grown its business through recruiting and retention efforts combined with acquisitions of selective firms that were complementary to its existing businesses. As of December 31, 2006, the Company had increased its international presence with the acquisitions of LAC, Ltd. (“LAC”) in August 2005, and Precept Programme Management Limited (“Precept”) in March 2006, which are based in Canada and the United Kingdom, respectively.

(b) Financial Information about Business Segments

The Company is organized in two business segments: Dispute, Investigative & Regulatory Advisory Services, and Business, Financial & Operations Advisory Services. The Company evaluates the segments’ performance and allocates resources based upon the operating results and prospective returns of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of disputes, litigation, forensic investigations, discovery and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate counsels, law firms, corporate boards and special committees. The Business, Financial & Operations Advisory Services business segment provides strategic, operational, financial and technical management consulting services, as well as claims advisory services, to the management of businesses in a variety of industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company identified these business segments as reportable segments.

During 2006, the Company reevaluated the services and sales channels of its financial and valuation advisory services business and its claims advisory business, and included the operating results of such businesses in the Business, Financial & Operations Advisory Services segment. The financial and valuation advisory services business, prior to the third quarter of 2006, and the claims advisory business, prior to the first quarter of 2006, were previously reported in an other services category. Prior comparative segment data has been restated to reflect these changes.

Segment operating revenues and segment operating profits (together with a reconciliation to operating income) attributable to each segment for each of the last three years are set forth in note 4 in the notes to the Company’s consolidated financial statements.

The relative percentages of revenues attributable to each segment were as follows:

	2006	2005	2004
Dispute, Investigative & Regulatory Advisory Services	46.7%	43.8%	44.4%
Business, Financial & Operations Advisory Services	53.3%	56.2%	55.6%

Total	100.0%	100.0%	100.0%

The relative percentages of operating profits attributable to each segment were as follows:

	2006	2005	2004
Dispute, Investigative & Regulatory Advisory Services	52.4%	49.5%	49.3%
Business, Financial & Operations Advisory Services	47.6%	50.5%	50.7%

Total	100.0%	100.0%	100.0%

Segment operating profits as a percentage of segment revenue were as follows:

	2006	2005	2004
Dispute, Investigative & Regulatory Advisory Services	43.8%	42.6%	41.0%
Business, Financial & Operations Advisory Services	34.9%	34.0%	33.6%

Total segment operating profit	39.1%	37.8%	36.9%

The information presented above does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts, related to specific reporting segments, have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance.

The Company maintains and evaluates its accounts receivable and both goodwill and intangible assets on a segment basis, which are set forth in note 9 and note 5, respectively, in the notes to the Company’s consolidated financial statements. Other asset accounts are not maintained on a segment basis.

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

The Company derives its revenues primarily from fees and reimbursable expenses for professional services. A substantial majority of the Company’s revenues are generated under hourly rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where the Company is paid a fixed amount for its services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries, incentive compensation and benefits. The Company’s most significant overhead expenses are administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses primarily consist of rent for the Company’s primary office locations.

Service Offerings

The Company provides wide and varied service offerings to its broad client base. The Company considers the following to be the Company’s key professional services: dispute, investigative, financial, operational and business advisory services, risk management and regulatory advisory services, and transaction advisory solutions services.

Industry Sectors

The Company provides services to and focuses on industries undergoing substantial regulatory or structural change. The Company’s service offerings are relevant to most industries and the public sector. However, the Company has significant industry-specific knowledge and a large client base in the construction, energy, financial, insurance and healthcare industries. Additionally, the Company has a strong client presence in the public sector, including federal, state and local governmental agencies. The Company has a long history of work for defendants, insurers and reinsurers in product liability fields.

Human Capital

As of December 31, 2006, the Company had 2,475 employees, including 1,871 Full Time Equivalent (“FTE”) consultants. Revenues are primarily generated from services performed by the Company’s consultants;

therefore, success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, the Company employs internal recruiters, retains executive search firms, and utilizes personal and business contacts to recruit professionals with significant subject matter expertise and/or consulting experience. Consultants are drawn from the industries the Company serves, accounting and other consulting organizations, and top rated colleges and universities. The Company seeks to retain its consultants by offering competitive packages of base and incentive compensation, equity ownership, and benefits.

Independent contractors supplement the Company’s consultants on certain engagements. The Company has found that the practice of retaining independent contractors on a per-engagement basis provides flexibility in adjusting professional personnel levels in response to changes in demand for the Company’s professional services.

In addition to the employees and independent contractors discussed above, the Company has acquired and seeks to acquire consulting businesses to add highly skilled professionals and enhance the services offered by the Company. The Company believes that the strategy of selectively acquiring consulting businesses and consulting capabilities strengthens its platform, market share and overall operating results.

In connection with recruiting activities and business acquisitions, the Company’s policy is to obtain non-solicitation covenants from senior and some mid-level consultants. Many of these covenants have restrictions that extend 12 months beyond the cessation of employment. The Company utilizes these contractual agreements and other agreements to reduce the risk of attrition and to safeguard the Company’s existing clients, staff and projects.

The Company continually reviews and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash incentive compensation, and other cash and equity incentives from certain Company programs, to ensure that the consultants’ compensation is competitive within the industry, is consistent with the Company’s performance and provides the Company the ability to achieve target profitability levels. The Company’s compensation structure is reviewed and approved by the Compensation Committee of the Company’s Board of Directors. The Company’s bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts those bill rates according to the supply and demand of the then-current market conditions for the services offerings and within the various industries served by the Company.

In addition, the Company’s compensation program requires certain senior consulting leaders to receive payment of a portion of their compensation in restricted stock instead of cash, and the Company has also established equity ownership requirements for its senior level employees.

Competition

The market for consulting services is intensely competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the global accounting firms, and other local, regional, national, and international firms. Many of these companies are global in scope and have greater personnel, financial, technical, and marketing resources than the Company. The Company believes that its independence, experience, reputation, industry focus, and broad range of professional services will enable it to compete effectively in the consulting marketplace.

(d) Other Matters

Concentration of Revenues

Revenues earned from the Company’s top 20 clients amounted to 23 percent, 26 percent and 31 percent of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. There were no clients that accounted for more than 5 percent of the Company’s total revenues for the years ended December 31, 2006 and 2005. The Company had one client from its Dispute, Investigative & Regulatory Advisory Services segment that accounted for more than 5 percent of the Company’s total revenues for the year ended December 31, 2004. The mix of the Company’s largest clients may change from year to year.

International Operations

The Company has offices in Canada, China, and the United Kingdom. In addition, the Company has clients based in the United States of America that have international operations. No country, other than the United States of America, accounted for more than 10 percent of the Company’s total annual revenues in any of the three years ended December 31, 2006. The Company’s foreign subsidiaries, in aggregate, represented approximately 9 percent, or $61.8 million, of the Company’s total revenues in 2006 compared to less than 5 percent for 2005 and 2004.

New York Stock Exchange Disclosures

The names of the Company’s directors are Thomas A. Gildehaus, William M. Goodyear, Valerie B. Jarrett, Peter B. Pond, Samuel K. Skinner and James R. Thompson. The members of the Audit Committee of the Board of Directors are Messrs. Gildehaus (Chairman), Pond, Skinner, and Ms. Jarrett. The members of the Compensation Committee of the Board of Directors are Messrs. Skinner (Chairman), Gildehaus, Pond, and Ms. Jarrett. The members of the Executive Committee of the Board of Directors are Messrs. Goodyear (Chairman), Skinner and Thompson. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Jarrett (Chairman) and Messrs. Skinner and Gildehaus. The name of the Registrant’s transfer agent and registrar is LaSalle Bank.

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

Available Information

Investors can obtain access to annual reports, quarterly reports, current reports on Form 8-K and corporate governance documents, including board committee charters, corporate governance guidelines and codes of business standards and ethics, and the Company’s transfer agent and registrar through the Company’s website free of charge (as soon as reasonably practicable after reports are filed with the SEC in the case of periodic reports) by going to www.navigantconsulting.com and searching under Investor Relations/SEC Filings. The materials are also available in print to any shareholder upon request. Such requests should be submitted to: Navigant Consulting, Inc., 615 North Wabash Avenue, Chicago, Illinois 60611, Attention: Mary Rosinski.

Item 1A.	Risk Factors.

In addition to other information contained in this Annual Report on Form 10-K and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating the Company and its business. Such factors could have a significant impact on the Company’s business, operating results and financial condition.

The Company’s inability to retain and, as necessary, strengthen its executive management team would be detrimental to the success of our business.

The Company relies heavily on a small group of senior executives and retaining their services is important to our future success. As the Company continues to expand, the executive management will face increasing challenges and the possible need to supplement or expand the existing team, as well as put in place a necessary succession plan. Any failures in this regard could impact, among other factors, the Company’s revenues, growth and profitability.

The Company’s inability to retain highly skilled consulting professionals could have a material adverse effect on the Company.

The Company relies heavily on its consulting staff and management team. The Company’s success depends, in large part, on its ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and the Company’s inability to hire, retain and motivate adequate numbers of consultants and managers could have a serious effect on its ability to meet client needs. A loss of a significant number of its employees could have a serious negative effect on the Company.

The Company’s profitability will suffer if it is not able to maintain current pricing and utilization rates.

The Company’s revenues, and thereby its profitability, is largely a function of the bill rates charged to clients and the number of hours the Company’s professionals work on client engagements, defined as the “utilization” of its professionals. Accordingly, if the Company is not able to maintain the pricing for its services or an appropriate utilization rate for its professionals, revenues, project profit margins and the Company’s profitability will suffer. Pricing pressures could result in changes in pricing policies and project profit margins. Bill rates and utilization rates are affected by a number of factors, including:

•	Management’s ability to predict future demand for services and maintain the appropriate headcount without significant underutilized personnel;

•	Management’s ability to transition employees from completed projects to new engagements;

•	The Company’s clients’ perceptions of its ability to add value through its services;

•	The pricing of services rendered by the Company’s competitors;

•	The market demand for the services provided by the Company;

•	The Company’s ability to manage attrition rates; and

•	Management’s ability to manage significantly larger and more diverse workforces as the Company increases the number of its professionals and executes its growth strategies.

The Company’s use of equity-based compensation could impact its ability to attract, retain and motivate key employees, if the Company’s stock price declines.

Any excessive volatility or decline in the market price of the Company’s common stock could impair the Company’s ability to use equity-based compensation to attract, retain and motivate key employees. Compensation and retention related issues represent a continuing challenge for the Company.

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

The Company may be exposed to potential risks if the Company is unable to achieve and maintain effective internal controls.

In the course of management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, the Company identified one material weakness, as described in

Item 9A, Controls and Procedures. If the Company fails to achieve and maintain adequate internal controls over financial reporting or fails to implement necessary new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, the Company may fail to meet its public reporting requirements on a timely basis, or be unable to adequately report on its business and the results of operations. This could have a material adverse effect on the market price of the Company’s stock. Finally, the inherent limitations of internal control over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. Also, projections of any evaluation of effectiveness of controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Regulatory and legislative changes affecting the Company, its clients, competitors, or staff could have an impact on the Company’s business.

Many of the Company’s clients are in highly regulated industries such as the healthcare, energy, financial institutions and insurance industries. Regulatory and legislative changes in these industries could impact the market for the Company’s service offerings and could render its current service offerings obsolete. In addition, regulatory and legislative changes could impact the competition for consulting services. This change could either increase or decrease the Company’s competitive position compared with the Company’s competitors.

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

Additionally, the above mentioned factors limit the Company’s ability to predict future revenues and required professional staffing. If the Company inaccurately predicts its future revenues or professional staffing needs, this can impact its financial results.

The Company’s client engagements and revenues are frequently event-driven and therefore difficult to forecast.

In the past, the Company has derived significant revenues from events as inherently unpredictable as the California energy crisis, the Sarbanes-Oxley Act of 2002, and Hurricane Katrina. Such events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for such challenges. These factors limit the Company’s ability to predict future revenues and required professional staffing, which can impact its financial results.

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

In addition, the Company’s engagements are subject to the risk of legal liability. Any public assertion or litigation alleging that the Company’s services were negligent or that the Company breached any of its obligations to a client could expose the Company to significant legal liabilities, could distract its management and could damage its reputation. The Company carries professional liability insurance, but such insurance may not cover every type of claim or liability that could potentially arise from the Company’s engagements. In addition, the limits of our insurance coverage may not be adequate to cover a particular claim or a group of claims, and the costs of defense.

Some of the work that the Company does involves greater risk than ordinary consulting engagements.

The Company does work for clients that for financial, legal or other reasons may present higher than normal risks. While the Company attempts to identify such higher risk engagements and higher risk clients in time to avoid unnecessary risks or to limit our potential exposure, these efforts may be ineffective and a professional error or omission in one or more of these higher-risk engagements could have a material adverse impact on our financial condition. Examples of such higher risk engagements include, but are not limited to:

•	Interim management engagements, usually in hospitals and other healthcare providers;

•	Expert witness engagements;

•	Corporate restructuring engagements, both inside and outside bankruptcy proceedings;

•	Engagements where the Company delivers a fairness opinion;

•	Engagements where the Company delivers a compliance effectiveness opinion;

•	Engagements where the Company delivers an actuarial opinion with respect to insurance company loss reserves; and;

•	Engagements involving independent consultant’s reports in support of bond financings.

As the Company becomes larger, the Company increasingly encounters professional conflicts of interest.

As the Company becomes larger, the potential for conflicts of interest also increases. If the Company is unable to accept new engagements for any reason, including a conflict of interest, our consultants may become underutilized or discontented, which may adversely affect our revenues and results of operations for future periods and may also create challenges for the Company in retaining such consultants. In addition, although the Company has systems and procedures to identify potential conflicts prior to accepting each new engagement, those systems are not fool-proof and undetected conflicts may result in damage to our reputation and professional liability.

The Company cannot be assured that it will be able to raise capital or obtain debt financing to consummate future acquisitions or to meet required working capital needs.

The Company maintains a revolving line of credit agreement to assist in funding short-term and long-term cash requirements from normal operations. This agreement contains certain covenants requiring, among other things, certain levels of interest and debt coverage. Poor performance of the Company could cause the Company to be in default of these covenants. In addition, the current agreement may not be sufficient to meet the future needs of the business if a decline in financial performance occurs. There can be no assurance that the Company will be able to raise capital or obtain debt financing to effect future acquisitions or to otherwise meet its working capital needs.

Furthermore, if the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments to the Company, the Company and its financial results would be adversely impacted, which could result in all of the effects described above.

The Company may not be able to acquire businesses in the future and already acquired business may not achieve expected results.

The Company has developed its business, in part, through the acquisition of complementary businesses. There has been increasing competition for acquisition targets, as possible acquirers also seek to expand their businesses through acquisitions. The increased competition may continue to make it more difficult for the Company to complete acquisitions or to complete acquisitions on as favorable terms as in the past. Those factors may also make it more difficult to achieve an acceptable return of its capital on certain business acquisitions. The financing of acquisitions through cash, borrowings or common stock could also impair liquidity or cause significant stock dilution.

The Company may not be able to effectively integrate the businesses it acquires, which may adversely affect the Company.

The substantial majority of the purchase price the Company pays for acquired businesses is related to intangible assets. The Company may not be able to realize the value of those assets or otherwise realize anticipated synergies unless it is able to effectively integrate the businesses it acquires. The Company faces multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to the Company’s existing businesses. Any failure to successfully integrate acquired businesses could adversely affect the financial performance of the Company.

The Company’s work with governmental clients has inherent risks related to the governmental contracting process.

The Company does work for various municipal, state and federal entities and agencies. These projects have risks that include, but are not limited to, the following:

•

Government entities reserve the right to audit the Company’s contract costs, including allocated indirect costs, and conduct inquiries and investigations of the Company’s business practices with respect to government contracts. If the government finds that the costs are not reimbursable, then the Company will not be allowed to bill for them, or the cost must be refunded to the government if it has already been paid to the Company. Findings from such an audit also may result in being required to prospectively adjust previously agreed rates for work and affect future margins.

•

If a government client discovers improper or illegal activities in the course of audits or investigations, the Company may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of the adequacy of such controls.

•

Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

The impact of any of the occurrences or conditions described above could affect not only the Company’s relationship with the particular government agency involved, but also other agencies of the same or other governmental entities. Depending on the size of the project or the magnitude of the potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on the Company’s business or results of operations.

The Company is subject to unpredictable risks of litigation.

Although the Company seeks to avoid litigation whenever possible, from time to time the Company is party to various lawsuits and claims in the ordinary course of business. Such disputes may arise, for example, from client engagements, employment issues, regulatory actions, corporate acquisitions, real estate and other business transactions. The costs and outcome of those lawsuits or claims cannot be predicted with certainty, and may be worse than we can foresee. The outcome of such lawsuits and claims could have a material adverse effect on the Company.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company owns a 16,500 square foot building located in Chicago, Illinois, which is used as the Company’s executive offices. In addition to the executive offices, the Company has 70 operating leases for office facilities, principally in the United States. Due to acquisitions and growth, the Company often times has more than one operating lease in the cities in which the Company has offices. Additional space may be required as the business expands geographically, but the Company believes it will be able to obtain suitable space as needed. Following are the Company’s principal locations in the United States with the indicated cities, alphabetized by state:

Arizona—Phoenix	Florida—Tampa	New York—Albany
California—Los Angeles	Georgia—Atlanta	New York—New York City
California—Palo Alto	Illinois—Chicago	Pennsylvania—Philadelphia
California—Sacramento	Maryland—Baltimore	Pennsylvania—Pittsburgh
California—San Francisco	Massachusetts—Boston	Texas—Austin
California—San Mateo	Massachusetts—Burlington	Texas—Dallas
Colorado—Denver	Michigan—Troy	Texas—Houston
Connecticut—Fairfield	Minnesota—Minneapolis	Virginia—Reston
District of Columbia—Washington D.C.	New Jersey—Marlton	Virginia—Vienna
Florida—Miami	New Jersey—Princeton	Washington—Seattle

Following are the principal offices located in international cities:

Canada—Ottawa	China—Hong Kong	United Kingdom—London
Canada—Toronto	China—Shanghai

Item 3.	Legal Proceedings.

On November 28, 2006, the Company reached an agreement with the City of Vernon, California to settle for $7.4 million all claims related to an arbitrator’s interim award against the Company in an arbitration proceeding relating to a dispute with the City. The dispute related to certain electric distribution maintenance services that the Company provided to the City prior to November 30, 2003. Since then, the Company no longer provides electric distribution maintenance services.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following are the executive officers of the Company as of March 1, 2007:

Name	Office	Age
William M. Goodyear	Chairman of the Board and Chief Executive Officer	58
Julie M. Howard	President and Chief Operating Officer	44
Ben W. Perks	Executive Vice President and Chief Financial Officer	65
Richard X. Fischer	Vice President, General Counsel and Secretary	45

William M. Goodyear, 58, has served as Chairman of the Board and Chief Executive Officer of the Company since May 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. He was President of the Bank of America’s Global Private Bank until January 1999. Mr. Goodyear received his Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame. He holds the Certified Public Accountant designation.

Julie M. Howard, 44, was promoted to President in February 2006 and has served as Chief Operating Officer since 2003. Prior to this current role, Ms. Howard was Vice President and Human Capital Officer. Since 1986, Ms. Howard has held a variety of consulting and operational positions within the Company and Peterson Consulting, which was acquired by the Company in 1998. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Ben W. Perks, 65, has served as Executive Vice President and Chief Financial Officer since May 2000. Prior to joining the Company, Mr. Perks was a senior Chicago partner in the Financial Advisory Services Group with PricewaterhouseCoopers LLP. With PricewaterhouseCoopers and Price Waterhouse LLP, he had more than 32 years of professional services experience, including 22 years as an audit and consulting partner, providing financial reporting, accounting, auditing, tax, economic and litigation consulting services to clients. Mr. Perks received his Professional Accounting Program degree from Northwestern University’s J.L. Kellogg Graduate School of Management, his Juris Doctor (law) degree and Master’s degree in Business Administration from the University of Cincinnati, and his Bachelor’s degree from Denison University. He is a Certified Public Accountant, licensed in the states of Illinois, California and Arizona, a Certified Fraud Examiner, and a member of the American Institute of Certified Public Accountants and the American Bar Association.

Richard X. Fischer, 45, has served as Vice President, General Counsel and Secretary since July 2006. Previously, Mr. Fischer was Vice President, Deputy General Counsel and Chief Compliance Officer for Sears Holdings Corporation. Earlier in his career, Mr. Fischer practiced law with a number of law firms, including Sidley Austin, Sonnenschein Nath & Rosenthal and Foley & Lardner. Mr. Fischer received his undergraduate degree from the University of Notre Dame and graduated cum laude from the Loyola University of Chicago School of Law.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The shares of common stock of the Company are traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low
2006
Fourth quarter	$20.56	$17.45
Third quarter	$23.28	$18.05
Second quarter	$22.65	$18.58
First quarter	$23.01	$18.06

2005
Fourth quarter	$23.43	$17.73
Third quarter	$20.25	$17.57
Second quarter	$27.66	$16.50
First quarter	$27.23	$22.78

Holders

As of March 1, 2007, there were approximately 420 holders of record of shares of common stock of the Company.

Distributions

The Company has not paid any cash dividends since its organization. The Company does not currently anticipate that it will make any such distributions and reviews this policy on a periodic basis.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the Peer Group described below. The graph assumes that $100 was invested on December 31, 2001 in each of our common stock, the NYSE Index and the Peer Group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Measurement Period	NYSE Index	Peer Group (a)	Navigant Consulting, Inc.
FYE 12/31/01	$100.00	$100.00	$100.00
FYE 12/31/02	81.69	102.74	107.27
FYE 12/31/03	105.82	106.69	342.91
FYE 12/31/04	119.50	129.21	483.64
FYE 12/31/05	129.37	130.19	399.64
FYE 12/31/06	151.57	142.49	359.27

Notes:

(a)	The Peer Group consists of the following companies: ChoicePoint, Inc., CRA International Inc. (formerly known as Charles River Associates, Inc.), Gartner Group, Inc., FTI Consulting, Inc., Huron Consulting Group Inc., LECG Corporation and Resources Connection, Inc. The Peer Group is weighted by market capitalization.

Issuance of Unregistered Securities

During the year ended December 31, 2006, the Company issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed (b)	Purchaser or “Recipient”	Assets Purchased
January 13, 2006	Common Stock	340,431	Section 4(2)	Tucker Alan, Inc.	(c	)
January 23, 2006	Common Stock	14,866	Section 4(2)	Tedd Avey & Associates Ltd.	(d	)
January 31, 2006	Common Stock	33,374	Section 4(2)	Devito Consulting, Inc.	(e	)
February 8, 2006	Common Stock	135,808	Section 4(2)	Casas, Benjamin & White, LLC	(c	)
March 23, 2006	Common Stock	635,543	Section 4(2)	Precept Programme Management Limited	(d	)
April 15, 2006	Common Stock	17,367	Section 4(2)	Tiber Group, LLC	(c	)
May 15, 2006	Common Stock	24,571	Section 4(2)	Ibler International, LLC	(e	)
June 30, 2006	Common Stock	12,458	Section 4(2)	Architech Corporation	(e	)
July 1, 2006	Common Stock	24,682	Section 4(2)	Capital Advisory Services, LLC	(c	)
August 1, 2006	Common Stock	37,826	Section 4(2)	LAC, Limited	(c	)
August 1, 2006	Common Stock	117,192	Section 4(2)	A. W. Hutchison & Associates, LLC	(c	)
November 30, 2006	Common Stock	81,451	Section 4(2)	HP3, Inc.	(d	)
November 30, 2006	Common Stock	5,430	Section 4(2)	SoundBuild, Inc.	(e	)
December 22, 2006	Common Stock	5,103	Section 4(2)	EP&P Consulting, Inc.	(e	)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.
(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
(d)	The Company purchased all of the outstanding equity interests of this entity and, as such, these shares were issued to the owners of the entity.
(e)	Assets purchased were substantially all of the assets of the recipient.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares during the fourth quarter of the fiscal year ended December 31, 2006.

Item 6.	Selected Financial Data.

The following five year financial and operating data should be read in conjunction with the information set forth under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report. The amounts are shown in thousands, except for per share data.

	For the years ended December 31,
	2006	2005	2004	2003	2002
Revenues before reimbursements	$605,105	$508,874	$426,867	$276,130	$225,305
Reimbursements	76,640	66,618	55,252	41,652	32,715

Total revenues	681,745	575,492	482,119	317,782	258,020
Cost of services before reimbursable expenses	349,103	299,180	255,674	167,768	138,964
Reimbursable expenses	76,640	66,618	55,252	41,652	32,715

Total cost of services	425,743	365,798	310,926	209,420	171,679
General and administrative expenses	127,579	100,452	87,542	66,711	61,279
Depreciation expense	13,400	10,213	8,312	7,488	7,651
Amortization expense	9,959	8,538	3,562	1,880	2,373
Restructuring costs (credits)	—	—	1,091	—	(500)
Litigation charge	7,400	1,250	385	440	750

Operating income	97,664	89,241	70,301	31,843	14,788
Other expense (income), net	4,304	3,283	1,864	(264)	19

Income before income taxes	93,360	85,958	68,437	32,107	14,769
Income tax expense	40,386	36,102	28,062	13,399	5,908

Net income	$52,974	$49,856	$40,375	$18,708	$8,861

Basic income per share	$1.00	$1.00	$0.86	$0.43	$0.22
Shares used in computing income per basic share	52,990	50,011	47,187	43,236	40,350
Diluted income per share	$0.97	$0.95	$0.80	$0.40	$0.21
Shares used in computing income per diluted share	54,703	52,390	50,247	47,029	42,670

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$11,745	$14,871	$36,897	$38,402	$8,109
Working capital	$70,503	$41,640	$48,473	$51,866	$25,910
Total assets	$652,358	$542,863	$418,807	$255,316	$201,204
Non-current liabilities	$36,040	$20,148	$12,248	$1,761	$4,418
Total stockholders’ equity	$486,576	$384,448	$288,674	$188,758	$144,295

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company derives its revenues from fees and reimbursable expenses for professional services. A substantial majority of the Company’s revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where the Company is paid a fixed amount for its services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, the Company earns incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation and benefits. The Company’s most significant overhead expenses are administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses primarily consist of rent for the Company’s offices.

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

Goodwill and Intangible Assets

Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, employee training methodology and materials, backlog revenue, and trade names. Intangible assets, other than goodwill, are amortized on the straight-line method based on their estimated useful lives, ranging up to fifteen years.

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

Share-Based Payments—SFAS No. 123(R)

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their fair value. The provisions of SFAS No. 123(R) were required to be applied effective January 1, 2006.

SFAS No. 123(R) requires companies that adopt its provisions prospectively to recognize compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company had outstanding stock options for approximately 300,000 shares that were unvested as of January 1, 2006. The Company recorded $800,000 in share-based compensation expense related to these unvested options in 2006, and expects to record $700,000 over the remaining vesting period from 2007 to 2009. The Company assumed an estimated 15 percent forfeiture rate for these stock options. The Company continues to utilize the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options.

The Company treats its employee stock purchase plan as compensatory and records the purchase discount from market price of stock purchases by employees as share-based compensation expense.

The adoption of SFAS No. 123(R) does not affect the Company’s net cash flows, but it does reduce net earnings and net earnings per share, both basic and diluted.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity—SFAS No. 150

The Company is contractually obligated to issue a fixed dollar amount of shares of its common stock. The number of shares to be issued is based on the trading price of the Company’s common stock at the time of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” the Company recorded such obligations as current and non-current liabilities in accordance with the due dates of the obligations. Based on the $19.76 closing price of the Company’s common stock at December 31, 2006, 477,000 shares, with a fair value of $9.4 million, would be issued at December 31, 2006 if the settlement of the obligations was to occur at that date.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of 2007. The Company expects the impact on its consolidated financial statements to be immaterial.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The Company adopted SAB 108 during the fourth quarter of 2006 and accordingly, the Company recorded a $5.8 million, net of tax, cumulative effect of accounting change to accumulated deficit as of January 1, 2006. See Note 7 to the Consolidated Financial Statements.

Acquisitions

2006 Acquisitions

On March 23, 2006, the Company acquired Precept Programme Management Limited (“Precept”) for $54.7 million, which consisted of $38.4 million in cash and $12.0 million of the Company’s common stock paid at closing, and a $4.3 million note payable due March 2008. The Company acquired assets of $11.3 million, including cash of $5.6 million, and assumed liabilities totaling $4.8 million from the Precept acquisition. The Company did a purchase price allocation and recorded $41.1 million in goodwill and $12.8 million in identifiable intangible assets as part of the purchase price allocation. Precept is a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. The Company acquired Precept, which included approximately 35 consulting professionals, to strengthen its presence in the United Kingdom.

On November 30, 2006, the Company acquired HP3, Inc. (“HP3”) for $17.8 million, which consisted of $14.3 million in cash and $1.5 million of the Company’s common stock paid at closing, and $2.0 million in notes payable (payable in two equal installments on the first and second anniversaries of the closing date). The Company acquired assets of $6.4 million and assumed liabilities totaling $4.3 million from the acquisition. The Company did a purchase price allocation and recorded $13.0 million in goodwill and $3.3 million in identifiable intangible assets as part of the purchase price allocation. HP3 is a nationally recognized healthcare consulting firm with a proven reputation in providing clinical documentation, coding, and data for improved reimbursements, compliance and patient care. The Company acquired HP3, which included approximately 100 consulting professionals, to strengthen its healthcare business.

The Company acquired several other businesses during the year ended December 31, 2006 for an aggregate purchase price of approximately $15.4 million.

2005 Acquisitions

On February 8, 2005, the Company acquired the majority of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which consisted of $38.0 million in cash paid at closing and $9.5 million of the Company’s common stock to be issued in February 2006, 2007 and 2008. The Company recorded $35.7 million in goodwill and $10.1 million in intangible assets as part of the purchase price allocation. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. The Company acquired CBW to strengthen its financial advisory services practice.

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

On August 9, 2005, the Company acquired the stock of LAC, Ltd. (“LAC”) for $5.7 million, which consisted of $3.1 million in cash and $0.7 million of the Company’s common stock paid at closing and 0.1 million shares (valued at closing at $1.9 million) payable in three equal installments in August 2006, 2007 and 2008. LAC was formed in conjunction with a management buyout of the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., the risk consulting subsidiary of Marsh & McLennan Companies, Inc. In connection with its adoption of Staff Accounting Bulletin No. 108 (see note 7), the Company accounted for this transaction as a purchase of intangible assets outside of a business combination and recorded $4.4 million of intangible assets as part of the purchase price allocation and $1.3 million of compensation expense. Coincident with the purchase of LAC, the Company purchased the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., for approximately $18.4 million. The Company recorded $13.4 million in goodwill and $1.2 million in intangible assets as a part of the purchase price allocation. The purchase, which included 54 consultants, strengthened the Company’s presence in Canada and provides services in the Dispute, Investigative & Regulatory Advisory Services business segment.

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

Accounting for Acquisitions

All of the Company’s business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisitions.

Results of Operations

Annual Comparisons for the Years ended December 31, 2006, 2005 and 2004

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $605.1 million, $508.9 million and $426.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, which represented increases in revenues before reimbursements of 19 percent for 2006 and 2005, when compared to the preceding year.

Revenues before reimbursements in 2006 and 2005 increased over the prior year due to increases in consulting headcount and improved average rate per hour. The Company had 1,871 billable full time equivalent (“FTE”) consultants as of December 31, 2006, compared to 1,705 as of December 31, 2005 and 1,523 as of December 31, 2004. The headcount increases of 10 percent during 2006 and 12 percent during 2005 were due to the Company’s business acquisitions and recruiting efforts during those years. The increased staffing levels, along with the commensurate client engagements sought and retained by the Company’s employees, contributed to the increased revenue. Because the Company’s bill rates are tiered in accordance with experience and title, an increase in the number of senior level consultants in 2006 improved the Company’s average rate per hour and was a contributing factor in the revenue increase. The consultant utilization rate was generally consistent at 70 percent for the year ended December 31, 2006, compared to 70 percent and 72 percent for each of the years 2005 and 2004, respectively. The Company calculated its utilization rate measures on a 2,080 hour base for the years.

Segment Total Revenues. Total revenues increased to $681.7 million during 2006 compared to $575.5 million and $482.1 million for the years ended December 31, 2005 and 2004, respectively, which represented increases in total revenues of 18 and 19 percent each year, respectively, when compared to the preceding year.

Total revenues for the Dispute, Investigative & Regulatory Advisory Services segment increased 26 percent to $318.4 million and 18 percent to $252.3 million for the years ended December 31, 2006 and 2005, respectively, in comparison to the corresponding prior year. The increase in total revenues for 2006 and 2005 compared to the corresponding prior year was primarily attributable to an increase in headcount, along with the incremental client engagements sought and retained by the Company’s employees. The segment’s increase in headcount was a result of both recruiting efforts and acquisitions (including Precept, Hutchison and LAC). Total revenues for the Business, Financial & Operations Advisory Services segment increased 12 percent to $363.4 million and 20 percent to $323.2 million for the years ended December 31, 2006 and 2005, respectively, in comparison to the corresponding prior year. The increase in 2006 compared to 2005 was due to the combined effects of headcount and hourly bill rate increases. Incremental revenues which are contingent on the attainment of certain contractual milestones or objectives were also a contributing factor to the 2006 increase. The increase in 2005 compared to 2004 was primarily attributable to increased headcount, along with the commensurate client engagements required to support this increased headcount.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased $49.9 million, or 17 percent, to $349.1 million for the year ended December 31, 2006, and increased $43.5 million, or 17 percent, to $299.2 million for the year ended December 31, 2005, when compared to the preceding year.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. As a percentage of revenues before reimbursements, cost of services before reimbursable expenses decreased to 58 percent for the year ended December 31, 2006 compared to 59 percent and 60 percent for the years ended December 31, 2005 and 2004, respectively. The decrease in cost of services as a percentage of revenues before reimbursement, which is an indication of increased profitability, primarily related to better utilization of senior professionals with higher chargeability rates and better assignment of consultants to client engagements in accordance with their skills and chargeability rates.

Cost of services before reimbursable expenses includes amounts related to consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance objectives approved by the Company’s management and the Compensation Committee of the Company’s Board of Directors. The amount of consultant incentive compensation expense during 2006 was generally consistent with 2005. The amount of consultant compensation expense during 2005 was substantially lower when compared to 2004.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits costs of management and support personnel, bad debt costs for uncollectible billed amounts, professional and administrative services costs, and all other support costs.

General and administrative expenses increased $27.1 million, or 27 percent, to $127.6 million during the year ended December 31, 2006, and increased $12.9 million, or 15 percent, to $100.5 million in 2005. The increase in expenses was due to several factors including business acquisitions, as well as the support for additional consulting personnel. Increases in administrative headcount to support the additional consulting personnel contributed to an increase in total administrative payroll and benefit costs. The balance of the increase was attributed to expansion of existing facilities, facilities acquired through business acquisitions and certain investments made to the Company’s infrastructure in the areas of technology, business development and marketing.

General and administrative expenses as a percentage of revenues before reimbursements were generally consistent at 21 percent, 20 percent, and 21 percent for the years ended December 31, 2006, 2005 and 2004, respectively.

Amortization Expense. Amortization expense includes primarily the amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.

Amortization expense was $10.0 million and $8.5 million for the years ended December 31, 2006 and 2005, respectively. The increase of $1.5 million in amortization expense for 2006 compared to 2005 represented the amortization of intangible assets which were acquired as part of the acquisitions made during 2006, partially offset by the lapse of amortization of certain intangible assets acquired in previous years. The amortization expense of the intangible assets related to the acquisitions consummated during 2006 aggregated $2.7 million, which included $1.2 million of amortization expense for Precept, which was acquired in March 2006. During the year ended December 31, 2005, the increase of $5.0 million in amortization expense compared to 2004 represented the amortization of intangible assets which were acquired as part of the business acquisitions made during the year. Of the $5.0 million increase, $3.7 million related to amortization of intangible assets acquired as part of the CBW acquisition, which closed on February 8, 2005.

Litigation. The Company recorded a pre-tax charge of $7.4 million ($4.4 million after tax) during 2006 related to a settlement in its dispute with the City of Vernon, California. The Company originally recorded a pre-tax litigation charge and related accrued liability of $9.3 million during the third quarter of 2006 and subsequently adjusted the pre-tax charge to reflect the final settlement reached and paid during the fourth quarter of 2006. The Company recorded litigation charges of $1.3 million for the year ended December 31, 2005, and $0.4 million for year ended December 31, 2004. The matters for which the Company had established the provisions have been resolved and paid.

Interest Expense. Interest expense was $4.9 million and $4.0 million for the years ended December 31, 2006 and 2005, which represented increases of 24 percent and 60 percent, respectively, when compared to the preceding year. The increases were primarily related to higher weighted-average interest rates and higher average outstanding borrowings, which included both the line of credit facility and notes payable. The Company utilized its line of credit and other financing arrangements to finance certain transactions, including recently completed business acquisitions.

Income Tax Expense. The effective income tax rate for the years ended December 31, 2006, 2005 and 2004 was 43 percent, 42 percent and 41 percent, respectively. The Company’s increased effective income tax rate in 2006 was primarily due to an additional Internal Revenue Service audit assessment for the 2000 tax year of approximately $0.5 million and the establishment of a valuation allowance for an expiring capital loss carry forward of approximately $0.5 million. The Company’s increased income tax provision in 2005 compared to 2004 was primarily due to a greater percentage of income allocated to states with higher statutory rates.

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

The amounts in the following table are in thousands, except for per share data:

	Quarters ended(1)
	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
Revenues:
Revenues before reimbursements	$157,915	$150,380	$147,691	$149,119	$134,057	$131,411	$121,622	$121,784
Reimbursements	21,305	20,906	17,298	17,131	16,394	19,503	17,871	12,850

Total revenues	179,220	171,286	164,989	166,250	150,451	150,914	139,493	134,634
Cost of services:
Cost of services before reimbursable expenses	91,648	85,259	84,668	87,528	78,092	75,989	71,227	73,872
Reimbursable expenses	21,305	20,906	17,298	17,131	16,394	19,503	17,871	12,850

Total costs of services	112,953	106,165	101,966	104,659	94,486	95,492	89,098	86,722
General and administrative expenses	32,196	32,445	32,018	30,920	28,090	26,299	23,864	22,199
Depreciation expense	3,520	3,709	3,221	2,950	3,117	2,621	2,564	1,911
Amortization expense	2,663	2,401	2,616	2,279	2,712	2,509	1,857	1,460
Litigation charge (credit)	(1,934)	9,334	—	—	1,250	—	—	—

Operating income	29,822	17,232	25,168	25,442	20,796	23,993	22,110	22,342
Other expense, net	874	1,246	1,526	658	846	1,323	789	325

Income before income tax expense	28,948	15,986	23,642	24,784	19,950	22,670	21,321	22,017
Income tax expense	12,303	7,425	9,680	10,978	8,379	9,521	8,954	9,248

Net income	$16,645	$8,561	$13,962	$13,806	$11,571	$13,149	$12,367	$12,769

Net income per diluted share	$0.30	$0.16	$0.26	$0.26	$0.22	$0.25	$0.24	$0.25

Diluted shares	55,529	55,090	54,664	53,527	53,270	52,959	52,091	51,241

(1)	The sum of quarterly net income per diluted share does not equal annual amounts in 2005 and 2006 because of rounding and changes in the weighted average number of shares.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, such as the ability of clients to terminate engagements without penalty, the attainment of certain contractual objectives, the size and scope of assignments, and general economic conditions. Because a significant percentage of the Company’s expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter.

Human Capital Resources

The Company had 1,871 billable FTE consultants as of December 31, 2006, compared to 1,705 as of December 31, 2005, which represented a net increase of 10 percent, or 166 consultants, for the year.

The following tables shows the employee data for the periods presented:

	2006	2005	2004
Number of FTE consultants as of December 31,	1,871	1,705	1,523
Average number of FTE consultants for the year	1,759	1,608	1,319
Average utilization of consultants	70%	70%	72%
Number of administrative and management personnel as of December 31,	502	454	382

The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the year.

In addition to the headcounts presented above, the Company has hired other employees on a short-term basis or seasonal basis. The Company believes the practice of hiring these employees provides greater flexibility in adjusting consulting and administrative personnel levels in response to changes in demand for the Company’s professional services. The short-term or seasonal hires have been employed to supplement services on certain engagements or to provide additional administrative support to the consultants.

In connection with certain recruiting activities and business acquisitions, the Company’s policy is to obtain non-solicitation covenants from senior and mid-level consultants. Many of these covenants have restrictions that extend 12 months beyond the cessation of employment. The Company utilizes these contractual agreements and other agreements to reduce the risk of attrition and to safeguard the Company’s existing clients, staff and projects.

The Company continually reviews and adjusts, if needed, the consultants’ total compensation, which includes salaries, annual cash incentive compensation, and other cash and equity incentives from certain Company programs, to ensure that the consultants’ compensation is competitive within the industry, is consistent with the Company’s performance and provides the Company the ability to achieve target profitability levels. The Company’s compensation structure is reviewed and approved by the Compensation Committee of the Company’s Board of Directors. The Company’s bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. The Company monitors and adjusts those bill rates according to the supply and demand of the then-current market conditions within the various industry segments served by the Company.

During 2007, in connection with compensation reviews, the Company has been given authority to grant up to $25 million in “Key Leader” stock incentives. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of annual Company-wide performance metrics. The Company intends to issue the restricted stock at the time of payment of annual performance bonuses in March 2007. In addition, the Company is reviewing other compensatory, developmental and benefits programs to enhance its retention and motivation of consultants.

Liquidity and Capital Resources

Summary

The Company had $11.7 million in cash and cash equivalents at December 31, 2006, compared to $14.9 million at December 31, 2005. The Company’s cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less. As of December 31, 2006, the Company had a $33.6 million balance outstanding under its line of credit agreement compared to $40.8 million as of December 31, 2005.

Working capital, the excess of current assets over current liabilities, was $70.5 million at December 31, 2006, compared to $41.6 million at December 31, 2005.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 78 days at December 31, 2006 compared to 80 days at December 31, 2005.

Cash Flow

For the year ended December 31, 2006, net cash provided by operating activities was $87.9 million, compared to $58.4 million and $72.2 million for the years ended December 31, 2005 and 2004, respectively. The increase in net cash provided by operating activities during 2006 compared to 2005 was primarily related to increased net income and a lower investment in working capital. The decrease in net cash provided by operating activities during 2005 compared to 2004 was primarily related to an increased investment in working capital during 2005.

Net cash used in investing activities for the year ended December 31, 2006 was $94.4 million, compared to $129.9 million and $81.6 million for 2005 and 2004, respectively. The decrease in net cash used in investing activities for 2006 compared to 2005 was primarily related to a lower amount of investments made in business acquisitions. The increase in net cash used by investing activities for 2005 compared to 2004 was primarily related to an increased investment in business acquisitions. The Company had capital expenditures of $23.7 million in 2006, which was primarily related to investment in technology purchases, leasehold improvements in certain offices and furniture for its facilities. The Company’s capital spending in 2006 was generally consistent with the $21.3 million spent in 2005. The increase in capital spending during 2005 compared to 2004 primarily related to increased facilities and technology investments.

Net cash provided by financing activities was $3.4 million in 2006, compared to $49.5 million in 2005 and $7.8 million in 2004. The increased net cash provided by financing activities in 2005 was primarily related to bank borrowings under the line of credit. The Company utilizes its line of credit primarily to finance certain business acquisitions.

Debt, Commitments and Capital

As of December 31, 2006, the Company maintained an unsecured revolving line of credit agreement for $200.0 million, which expires in November 2011. On November 15, 2006, the Company amended its line of credit facility to increase the facility from $175.0 million to $200.0 million, with the option to increase the facility further to $350.0 million. The amended line of credit allows the Company to borrow in multiple currencies. In addition, the amendment extended the maturity of the agreement from July 2008 to November 2011.

As of December 31, 2006, borrowings under the revolving line of credit agreement bear interest based, at the Company’s option and based on the currency borrowed, on either (1) the higher of the prime rate as defined less 0.15 percent of the determined prime rate or (2) London Interbank Offered Rate (LIBOR) plus 0.475 percent. The line of credit agreement requires the Company to maintain certain levels of interest and debt coverage. The Company complied with the terms of its line of credit agreement as of December 31, 2006 and December 31, 2005. As of December 31, 2006, the Company had a $33.6 million balance outstanding under the line of credit agreement compared to $40.8 million as of December 31, 2005.

As of December 31, 2006, the Company had total commitments of $179.4 million, which consisted of $15.3 million in deferred business acquisition obligations, payable in cash and its common stock, notes payable totaling $6.8 million, $33.6 million in line of credit borrowings and $123.8 million in lease commitments. The lease commitments are related to the Company’s leases of office facilities and certain equipment under operating lease arrangements that expire at various dates through 2017.

The following table shows the components of significant commitments as of December 31, 2006 and the scheduled years of payments due by period (shown in thousands):

Contractual Obligations	Total	2007	2008 to 2009	2010 to 2011	Thereafter
Deferred purchase price obligations	$15,317	$10,184	$5,133	$—	$—
Notes payable	6,786	1,000	5,786	—	—
Line of credit	33,567	33,567	—	—	—
Lease commitments	123,760	21,137	37,799	31,077	33,747

	$179,430	$65,888	$48,718	$31,077	$33,747

The Company believes that its current cash and cash equivalents, future cash flows from operations and the line of credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company was to make significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future impact on the Company’s financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risks relates to changes in interest rates associated with its borrowings under the line of credit, and its investment portfolio, classified as cash equivalents. The Company’s general investment policy is to limit the risk of principal loss by limiting market and credit risks.

As of December 31, 2006, the Company’s investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. As of December 31, 2006, borrowings under the revolving line of credit agreement bear interest based, at the Company’s option and based on the currency borrowed, on either (1) the higher of the prime rate as defined less 0.15 percent of the determined prime rate or (2) London Interbank Offered Rate (LIBOR) plus 0.475 percent. Based on the line of credit balance as of December 31, 2006, a substantial rise in interest rates would not have a material effect on the Company’s financial position or operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

Other than the certain deferred purchase price obligations, notes payable, and borrowings under its revolving line of credit agreement, the Company did not have, at December 31, 2006, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company’s foreign currency exchange rate risk includes operating cash and debt denominated in foreign currency, which is used to fund foreign operations. At December 31, 2006, the Company had $29.6 million of United Kingdom Pounds Sterling borrowings under the Company’s line of credit that was used to fund its operations in the United Kingdom.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are in this report as pages F-1 through F-30. An index to such information appears on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(1) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on the material weakness discussed below, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

(2) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control—Integrated Framework. In the course of its evaluation, management concluded that the Company did not maintain effective control over financial reporting as of December 31, 2006 due to the existence of a material weakness, described below. A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in the Company’s risk assessment process as of December 31, 2006. Specifically, the Company did not have effective policies and procedures in place to fully consider the impact of control deficiencies on the Company’s prior accounting for relevant non-routine transactions that had a continuing impact on the Company’s consolidated financial statements. As a result, upon the identification of a deficiency in internal control over business combinations during 2006, the Company failed to consider the impact of this deficiency on its accounting for previous business combinations that were structured in a similar manner. This material weakness resulted in material misstatements in the Company’s 2006 preliminary consolidated financial statements. The aggregate impact of the misstatements has been recorded at January 1, 2006 as a cumulative effect of an accounting change in connection with the Company’s adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Form 10-K.

(3) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In response to the material weakness noted above, the Company will adopt a control requiring that, in the event of a significant deficiency relating to a non-routine transaction, the Company will review prior relevant non-routine transactions. The Company also has commenced implementation of additional controls and procedures to ensure the proper allocation of consideration related to future acquisitions between purchase price and compensation expense. The implementation of these additional controls and procedures is expected to be completed by March 31, 2007.

Item 9B.	Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited management’s assessment, presented in Management’s Report on Internal Control Over Financial Reporting (Item 9A(2)), that Navigant Consulting, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Navigant Consulting, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2006, related to its risk assessment process. Specifically, the Company did not have effective policies and procedures in place to fully consider the impact of control deficiencies on the Company’s prior accounting for relevant non-routine transactions that had a continuing impact on the Company’s consolidated financial statements. As a result, upon the identification of a deficiency in internal control over business combinations during 2006, the Company failed to consider the impact of this deficiency on its accounting for previous business combinations that were structured in a similar manner. This material weakness resulted in material misstatements in the Company’s 2006 preliminary consolidated financial statements.

In our opinion, management’s assessment that Navigant Consulting, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Navigant Consulting, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ KPMG LLP

Chicago, Illinois

March 1, 2007

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 27, 2007, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2006.

Item 11.	Executive Compensation.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 27, 2007, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 27, 2007, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2006.

Information required with respect to the securities authorized for issuance under the Company’s equity compensation plans, including plans that have previously been approved by the Company’s stockholders and plans that have not previously been approved by the Company’s stockholders, will be set forth in the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 27, 2007, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required in response to this Item is herein incorporated by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 27, 2007, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services.

Information required in response to this Item is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Stockholders scheduled to be held on April 27, 2007, which proxy statement will be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

a. Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of January 30, 2004 among the Company, Tucker Alan Inc., and the shareholders of Tucker Alan Inc. (12)

2.2	Asset Purchase Agreement dated as of February 8, 2005 among the Company, Casas, Benjamin & White, LLC and certain other parties thereto (13)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Amended and Restated By-Laws of the Company (4)

3.5	Amendment No 3. to Amended and Restated Certificate of Incorporation of the Company (14)

4.1	Rights Agreement dated as of December 15, 1999 between the Company and American Stock Transfer & Trust Company, as Rights Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (5)

4.2	Substitution of Successor Rights Agent and Amendment No. 1 to Rights Agreement dated as of June 1, 2005 between the Company and LaSalle Bank, as Successor Rights Agent (21)

10.1†	Long-Term Incentive Plan of the Company (6)

10.2†	2001 Supplemental Equity Incentive Plan of the Company (7)

10.3†	Employee Stock Purchase Plan of the Company (8)

10.4†	Amendment No. 1 Employee Stock Purchase Plan of the Company (9)

10.5†	Amendment No. 2 Employee Stock Purchase Plan of the Company (9)

10.6†	Amendment No. 3 Employee Stock Purchase Plan of the Company (10)

10.7†	Amendment No. 4 Employee Stock Purchase Plan of the Company (10)

10.8†	Amendment No. 5 Employee Stock Purchase Plan of the Company (6)

10.10†	Employment Agreement dated January 1, 2003 between the Company and William M. Goodyear (11)

10.11†	Employment Agreement dated May 19, 2000 between the Company and Ben W. Perks (6)

10.12†	Employment Agreement dated November 3, 2003 between the Company and Julie M. Howard (15)

10.13†	2005 Long-Term Incentive Plan of the Company (16)

10.14†	Employment Agreement dated July 24, 2006 between the Company and Richard X. Fischer (17)

10.15†	Employment Agreement dated May 3, 2006 between the Company and David E. Wartner (18)

Exhibit No.	Description
10.16†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (19)

10.17	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, by and among Navigant Consulting, Inc., and the foreign borrowers named therein, collectively as Borrowers, the several banks and other financial institutions parties thereto, LaSalle Bank National Association, as Lead Arranger, Administrative Agent and Issuing Bank, LaSalle Commercial Lending, a division of ABN AMRO Bank N.V., as Canadian Agent and U.S. Bank National Association, as Documentation Agent. (20)

10.18†	Amendment dated December 23, 2003 between the Company and Ben W. Perks (15)

21.1*	Significant Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.
(3)	Incorporated by reference from the Company’s Form 8-A12B filed with the SEC on July 20, 1999.
(4)	Incorporated by reference from the Company’s current Report on Form 8-K dated May 8, 2006.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 17, 1999.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.
(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 13, 2004.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 14, 2005.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(16)	Incorporated by reference from the Company’s Definitive Notice and Proxy Statement dated March 28, 2005.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 20, 2006.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 8, 2006.

(19)	Incorporated by reference from the Company’s Definitive Notice and Proxy Statement dated March 27, 2006.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 20, 2006.
(21)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
*	Indicates filed herewith.
†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/S/ BEN W. PERKS Ben W. Perks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/S/ DAVID E. WARTNER David E. Wartner	Vice President and Controller (Principal Accounting Officer)	March 1, 2007

/S/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	March 1, 2007

/S/ VALERIE B. JARRETT Valerie B. Jarrett	Director	March 1, 2007

/S/ PETER B. POND Peter B. Pond	Director	March 1, 2007

/S/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 1, 2007

/S/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	March 1, 2007

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method for quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 1, 2007

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,745	$14,871
Accounts receivable, net	168,062	145,616
Prepaid expenses and other current assets	9,396	8,189
Deferred income tax assets	11,042	11,231

Total current assets	200,245	179,907
Property and equipment, net	51,164	42,320
Intangible assets, net	38,416	20,423
Goodwill	359,705	298,332
Other assets	2,828	1,881

Total assets	$652,358	$542,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$33,567	$40,800
Accounts payable	11,667	11,079
Accrued liabilities	5,254	8,444
Accrued compensation-related costs	48,926	43,683
Income taxes payable	5,907	4,551
Note payable	1,000	—
Other current liabilities	23,421	29,710

Total current liabilities	129,742	138,267

Non-current liabilities
Deferred income tax liabilities	19,164	8,793
Notes payable	5,786	—
Other non-current liabilities	11,090	11,355

Total non-current liabilities	36,040	20,148

Total liabilities	165,782	158,415

Stockholders’ equity:
Preferred stock, $.001 par value per share; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value per share; 150,000 shares authorized; 53,881 and 50,601 shares issued and outstanding at December 31, 2006 and 2005	56	55
Additional paid-in capital	519,073	479,826
Deferred stock issuance, net	7,150	16,473
Treasury stock	(38,663)	(60,424)
Accumulated deficit	(4,214)	(51,414)
Accumulated other comprehensive income (loss)	3,174	(68)

Total stockholders’ equity	486,576	384,448

Total liabilities and stockholders’ equity	$652,358	$542,863

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
Revenues before reimbursements	$605,105	$508,874	$426,867
Reimbursements	76,640	66,618	55,252

Total revenues	681,745	575,492	482,119
Cost of services before reimbursable expenses	349,103	299,180	255,674
Reimbursable expenses	76,640	66,618	55,252

Total costs of services	425,743	365,798	310,926
General and administrative expenses	127,579	100,452	87,542
Depreciation expense	13,400	10,213	8,312
Amortization expense	9,959	8,538	3,562
Restructuring costs	—	—	1,091
Litigation charge	7,400	1,250	385

Operating income	97,664	89,241	70,301
Interest expense	4,915	3,976	2,481
Interest income	(402)	(290)	(330)
Other income, net	(209)	(403)	(287)

Income before income taxes	93,360	85,958	68,437
Income tax expense	40,386	36,102	28,062

Net income	$52,974	$49,856	$40,375

Basic income per share	$1.00	$1.00	$0.86
Shares used in computing income per basic shares	52,990	50,011	47,187
Diluted income per share	$0.97	$0.95	$0.80
Shares used in computing income per diluted shares	54,703	52,390	50,247

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Addi- tional Paid-In Capital	Deferred Stock Issuance	Treasury Stock Cost	Accumu- lated Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Total Stock- holders’ Equity
Balance at December 31, 2003	50,531	(5,609)	$51	$393,782	$4,375	$(68,100)	$295	$(141,645)	$188,758
Comprehensive income	—	—	—	—	—	—	30	40,375	40,405
Issuances of common stock related to business combinations	(74)	687	1	7,727	(4,170)	4,124	—	—	7,682
Deferred purchase price commitments to issue stock	—	—	—	—	19,324	—	—	—	19,324
Other issuances of common stock	1,312	16	—	7,733	—	123	—	—	7,856
Tax benefit on stock options exercised and restricted stock vested	—	—	—	13,124	—	—	—	—	13,124
Issuances of restricted stock	1,005	—	1	(105)	83	—	—	—	(21)
Grants of restricted stock awards	—	—	—	3,034	—	—	—	—	3,034
Share-based compensation expense—variable accounting stock options	—	—	—	834	—	—	—	—	834
Share-based compensation expense—restricted stock and units	—	—	—	7,678	—	—	—	—	7,678

Balance at December 31, 2004	52,774	(4,906)	$53	$433,807	$19,612	$(63,853)	$325	$(101,270)	$288,674
Comprehensive income	—	—	—	—	—	—	(393)	49,856	49,463
Issuances of common stock related to business combinations	—	791	—	12,969	(12,331)	3,263	—	—	3,901
Deferred purchase price commitments to issue stock	—	—	—	—	9,021	—	—	—	9,021
Other issuances of common stock	789	48	1	8,473	81	166	—	—	8,721
Tax benefit on stock options exercised and restricted stock vested	—	—	—	5,856	—	—	—	—	5,856
Issuances of restricted stock	1,105	—	1	9,993	(9,994)	—	—	—	—
Grants of restricted stock awards	—	—	—	—	10,241	—	—	—	10,241
Share-based compensation expense—variable accounting stock options	—	—	—	(173)	—	—	—	—	(173)
Share-based compensation expense—restricted stock and units	—	—	—	8,901	(157)	—	—	—	8,744

Balance at December 31, 2005	54,668	(4,067)	$55	$479,826	$16,473	$(60,424)	$(68)	$(51,414)	$384,448
Cumulative effect of accounting change of SAB No. 108	—	—	—	—	—	—	—	(5,774)	(5,774)
Comprehensive income	—	—	—	—	—	—	3,242	52,974	56,216
Issuances of common stock related to business combinations	—	1,486	—	7,581	(10,566)	20,949	—	—	17,964
Deferred purchase price commitments to issue stock	—	—	—	—	1,314	—	—	—	1,314
Other issuances of common stock	754	53	—	9,229	—	812	—	—	10,041
Tax benefit on stock options exercised and restricted stock vested	—	—	—	4,327	—	—	—	—	4,327
Issuances of restricted stock	987	—	1	6,437	(6,438)	—	—	—	—
Grants of restricted stock awards	—	—	—	656	5,462	—	—	—	6,118
Share-based compensation expense—variable accounting stock options	—	—	—	(60)	—	—	—	—	(60)
Share-based compensation expense—restricted stock and units	—	—	—	11,077	905	—	—	—	11,982

Balance at December 31, 2006	56,409	(2,528)	$56	$519,073	$7,150	$(38,663)	$3,174	$(4,214)	$486,576

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$52,974	$49,856	$40,375
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	13,400	10,213	8,312
Amortization expense	9,959	8,538	3,562
Share-based compensation expense	13,661	9,079	9,589
Payments related to stock appreciation rights obligations	—	(1,387)	(2,407)
Tax benefit of issuances of common stock	—	5,856	13,124
Amortization of consultants’ non-solicitation agreements	—	915	1,796
Payments related to consultants’ non-solicitation agreements	—	(1,062)	(1,064)
Accretion of interest expense	780	1,153	1,262
Provisions for bad debts	10,015	7,987	6,352
Deferred income taxes	3,444	685	4,607
Other, net	62	70	563
Changes in assets and liabilities:
Accounts receivable	(20,462)	(31,865)	(54,407)
Prepaid expenses and other current assets	(751)	(5,377)	(19)
Accounts payable	(932)	2,431	5,105
Accrued liabilities	(3,182)	1,342	1,091
Accrued compensation-related costs	7,223	(8,778)	31,378
Income taxes payable	(2,421)	6,264	(4,207)
Other current liabilities	4,142	2,477	7,228

Net cash provided by operating activities	87,912	58,397	72,240

Cash flows from investing activities:
Purchases of property and equipment	(23,771)	(21,345)	(14,726)
Acquisitions of businesses, net of cash acquired	(56,326)	(82,875)	(53,735)
Payments of acquisition liabilities	(13,365)	(26,723)	(13,450)
Proceeds from divestiture of assets held for sale	—	3,220	—
Other, net	(951)	(2,221)	330

Net cash used in investing activities	(94,413)	(129,944)	(81,581)

Cash flows from financing activities:
Issuances of common stock	9,132	8,721	7,836
Taxes benefits from issuances of common stock	4,738	—	—
Borrowings from (repayments to) banks, net	(10,495)	40,800	—

Net cash provided by financing activities	3,375	49,521	7,836

Net decrease in cash and cash equivalents	(3,126)	(22,026)	(1,505)
Cash and cash equivalents at beginning of the year	14,871	36,897	38,402

Cash and cash equivalents at end of the year	$11,745	$14,871	$36,897

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

The Company is headquartered in Chicago, Illinois and has offices in various cities within the United States, as well as offices in Canada, China, and the United Kingdom. The Company’s foreign subsidiaries, in aggregate, represented approximately 9 percent of the Company’s total revenues in 2006 and less than 5 percent of the Company’s total revenues for 2005 and 2004.

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

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2006 and 2005 based upon the short-term nature of the assets and liabilities.

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

For tenant allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income. For scheduled rent escalation clauses during the lease term or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of income.

Goodwill and Intangible Assets

Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, employee training methodology and materials, backlog revenue, and trade names. Intangible assets, other than goodwill, are amortized on the straight-line method based on their estimated useful lives, ranging up to fifteen years.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Share-Based Payments—SFAS No. 123(R)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, be recognized in the financial statements based on their grant date fair value. The Company adopted SFAS 123(R) using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to unvested awards that are outstanding on the effective date (January 1, 2006) or subsequently modified or cancelled.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity—SFAS No. 150

The Company is contractually obligated to issue a fixed dollar amount of shares of its common stock. The number of shares to be issued is based on the trading price of the Company’s common stock at the time of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” the Company recorded such obligations as current and non-current liabilities based on the due dates of the obligations. Using the $19.76 closing price of the Company’s common stock at December 31, 2006, 477,000 shares would be issued if the settlement of the obligations was to occur at the current balance sheet date, with a fair value of $9.4 million.

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

Treasury Stock

Treasury stock transactions are recorded at cost.

Foreign Currency Translation

The balance sheets of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign exchange transactions are recorded in consolidated statements of income. Such amounts were not significant during the periods presented.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. It is presented in the consolidated statements of stockholders’ equity.

3.    ACQUISITIONS

2006 Acquisitions

On March 23, 2006, the Company acquired Precept Programme Management Limited (“Precept”) for $54.7 million, which consisted of $38.4 million in cash and $12.0 million of the Company’s common stock paid at closing, and a $4.3 million note payable due March 2008. The Company acquired assets of $11.3 million, including cash of $5.6 million, and assumed liabilities totaling $4.8 million from the Precept acquisition. The Company did a purchase price allocation and recorded $41.1 million in goodwill and $12.8 million in identifiable intangible assets as part of the purchase price allocation. Precept is a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. The Company acquired Precept, which included approximately 35 consulting professionals, to strengthen its presence in the United Kingdom.

On November 30, 2006, the Company acquired HP3, Inc. (“HP3”) for $17.8 million, which consisted of $14.3 million in cash and $1.5 million of the Company’s common stock paid at closing, and $2.0 million in notes payable (payable in two equal installments on the first and second anniversaries of the closing date). The Company acquired assets of $6.4 million and assumed liabilities totaling $4.3 million from the acquisition. The Company did a purchase price allocation and recorded $13.0 million in goodwill and $3.3 million in identifiable intangible assets as part of the purchase price allocation. HP3 is a nationally recognized healthcare consulting firm with a proven reputation in providing clinical documentation, coding, and data for improved reimbursements, compliance and patient care. The Company acquired HP3, which included approximately 100 consulting professionals, to strengthen its healthcare business.

The Company acquired several other businesses during the year ended December 31, 2006 for an aggregate purchase price of approximately $15.4 million.

2005 Acquisitions

On February 8, 2005, the Company acquired the majority of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which consisted of $38.0 million in cash paid at closing and $9.5 million of the Company’s common stock to be issued in February 2006, 2007 and 2008. The Company recorded $35.7 million in goodwill and $10.1 million in intangible assets as part of the purchase price allocation. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. The Company acquired CBW to strengthen its financial advisory services practice.

On April 15, 2005, the Company acquired Tiber Group, LLC (“Tiber”) for $8.4 million, which consisted of $4.3 million in cash and $1.8 million of the Company’s common stock paid at closing, and $1.7 million in cash

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On August 9, 2005, the Company acquired the stock of LAC, Ltd. (“LAC”) for $5.7 million, which consisted of $3.1 million in cash and $0.7 million of the Company’s common stock paid at closing and 0.1 million shares (valued at closing at $1.9 million) payable in three equal installments in August 2006, 2007 and 2008. LAC was formed in conjunction with a management buyout of the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., the risk consulting subsidiary of Marsh & McLennan Companies, Inc. In connection with its adoption of Staff Accounting Bulletin No. 108 (see note 7), the Company accounted for this transaction as a purchase of intangible assets outside of a business combination and recorded $4.4 million of intangible assets as part of the purchase price allocation and $1.3 million of compensation expense. Coincident with the purchase of LAC, the Company purchased the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., for approximately $18.4 million. The Company recorded $13.4 million in goodwill and $1.2 million in intangible assets as a part of the purchase price allocation. The purchase, which included 54 consultants, strengthened the Company’s presence in Canada and provides services in the Dispute, Investigative & Regulatory Advisory Services business segment.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Acquisitions

All of the Company’s business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisitions.

Pro Forma Information

As noted above, the Company acquired CBW on February 8, 2005 and, accordingly, the income statement for the year ended December 31, 2005 includes approximately 11 months of operating results for CBW. The Company acquired Tucker on January 30, 2004 and, accordingly, the income statement for the year ended December 31, 2004 includes 11 months of the operating results for Tucker. The Company acquired several additional businesses during the years 2004 to 2006, as discussed above. These acquired businesses were not included in the pro forma disclosures, as they were not deemed significant either individually or in the aggregate.

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

	2005	2004
Total revenues	$576,371	$509,462
Total cost of services	366,367	323,863
General and administrative expenses	100,695	90,212
Depreciation expense	10,220	8,438
Amortization expense	6,362	7,839
Restructuring costs	—	1,091
Litigation charge	1,250	385
Other expense, net	3,283	1,750
Income tax expense	37,041	31,153

Net income	$51,153	$44,731

Basic income per share	$1.02	$0.94
Diluted income per share	$0.97	$0.87

4.     SEGMENT INFORMATION

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Information on the segment operations for the years ended December 31, 2006, 2005 and 2004 have been summarized as follows (shown in thousands):

	2006	2005	2004
Total Revenues:
Dispute, Investigative & Regulatory Advisory Services	$318,392	$252,340	$213,886
Business, Financial & Operations Advisory Services	363,353	323,152	268,233

Total revenues	$681,745	$575,492	$482,119

Operating Profit:
Dispute, Investigative & Regulatory Advisory Services	$139,557	$107,429	$87,736
Business, Financial & Operations Advisory Services	126,710	109,769	90,177

Total combined segment operating profit	$266,267	$217,198	$177,913

Segment reconciliation to income before taxes:
Unallocated:
General and administrative expenses	$127,579	$100,452	$87,542
Depreciation expense	13,400	10,213	8,312
Amortization expense	9,959	8,538	3,562
Share-based compensation expense related to consulting personnel	10,265	7,504	6,720
Litigation charge	7,400	1,250	385
Restructuring costs	—	—	1,091
Other expense, net	4,304	3,283	1,864

Total unallocated expenses, net	172,907	131,240	109,476

Income before income tax expense	$93,360	$85,958	$68,437

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts, related to specific reporting segments, have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. The Company records accounts receivable, net (see Note 9) and goodwill and intangible assets, net (see Note 5) on a segment basis. Other balance sheet amounts are not maintained on a segment basis.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2006	2005
Goodwill	$365,130	$303,757
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	359,705	298,332
Intangible assets:
Customer lists and relationships	39,565	21,945
Non-compete agreements	13,381	10,463
Trade name	—	1,020
Other	12,263	8,496

Intangible assets, at cost	65,209	41,924
Less: accumulated amortization	(26,793)	(21,501)

Intangible assets, net	38,416	20,423

Goodwill and intangible assets, net	$398,121	$318,755

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment test. The Company completed an annual impairment test as of May 31, 2006 and there were no indications of impairment recognized as of that date. As of December 31, 2006, there was no indication of impairment to the Company’s goodwill balances. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of December 31, 2006, there was no indication of impairment related to the intangible assets. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives, which range from three months to fifteen years. At December 31, 2006, the weighted average remaining life for the Company’s intangible assets was seven years.

The changes in carrying values of goodwill and intangible assets (shown in thousands) during the year ended December 31, 2006 are as follows:

Total
Balance as of December 31, 2005—Goodwill, net	$298,332
Cumulative effect of accounting change for goodwill (see note 7)	(8,267)
Goodwill acquired during the period	64,698
Foreign currency translation—goodwill	4,942

Balance as of December 31, 2006—Total	$359,705

Total
Balance as of December 31, 2005—Intangible assets, net	$20,423
Cumulative effect of accounting change for intangible assets (see note 7)	5,143
Cumulative effect of accounting change for amortization of intangible assets (see note 7)	(217)
Intangible assets acquired during the period	21,341
Foreign currency translation—intangible assets, net	1,685
Less—amortization expense	(9,959)

Balance as of December 31, 2006—Total	$38,416

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average life of intangible assets acquired during the year was nine years, which primarily related to customer lists and relationships.

As of December 31, 2006, goodwill and intangible assets, net of amortization, was $250.2 million for Dispute, Investigative & Regulatory Services and $147.9 million for Business, Financial & Operations Advisory Services.

The changes in carrying balances of goodwill and intangible assets during the year ended December 31, 2005 are as follows (shown in thousands):

Total
Balance as of December 31, 2004—Goodwill, net	$213,777
Goodwill acquired	84,555

Balance as of December 31, 2005—Total	$298,332

Total
Balance as of December 31, 2004—Intangible assets, net	11,068
Intangible assets acquired	17,893
Less—amortization expense	(8,538)

Balance as of December 31, 2005—Total	$20,423

For the businesses acquired during the year ended December 31, 2006, the Company has allocated the purchase prices, including amounts assigned to goodwill and intangible assets and made estimates of their related useful lives. The Precept acquisition, which occurred on March 23, 2006, included $41.1 million in goodwill and $12.8 million in identifiable intangible assets as a part of the purchase price allocation. The HP3 acquisition, which occurred on November 30, 2006, included $13.0 million in goodwill and $3.3 million in identifiable intangible assets as a part of the purchase price allocation. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, and backlog revenue. The Company has made a preliminary valuation and allocation of purchase price related to the Precept and HP3 acquisitions.

Total amortization expense for 2006 was $10.0 million, compared with $8.5 million and $3.6 million for 2005 and 2004, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2006 (shown in thousands):

Year ending December 31,	Amount
2007	$10,126
2008	7,989
2009	5,741
2010	3,357
2011	1,444
Thereafter	9,759

Total	$38,416

The Company has intangible assets that are expected to be amortized fully at various dates through 2021.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     NET INCOME PER SHARE (EPS)

Basic earnings per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average number of days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing income by the diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.

For the years ended December 31, 2006, 2005 and 2004, the components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	2006	2005	2004
Common shares outstanding	52,561	49,422	46,447
Business combination obligations payable in a fixed number of shares	429	589	740

Basic shares	52,990	50,011	47,187
Employee stock options	728	1,018	1,783
Restricted shares and stock units	558	783	1,146
Business combination obligations payable in a fixed dollar amount of shares	252	363	—
Contingently issuable shares	175	215	131

Diluted shares	54,703	52,390	50,247

For the years ended December 31, 2006, 2005 and 2004, the Company had stock options of 0.3 million, 0.3 million, and 0.2 million, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

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

7.     STOCKHOLDERS’ EQUITY

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The Company adopted SAB 108 during the fourth quarter of 2006 and accordingly, the Company recorded a $5.8 million, net of tax, cumulative effect of accounting change to accumulated deficit as of January 1, 2006. The $5.8 million cumulative effect of accounting change related to certain payments in connection with previously disclosed acquisitions and revenue recognition related to a long-term claims processing engagement. The cumulative effect of accounting change related to payments in connection with previously disclosed acquisitions aggregated $4.4 million. The Company has determined that such payments previously determined to be purchase price were compensatory in nature. The net income impact of the additional compensation expense would have been $0.2 million in 2002, $1.3 million in 2003, $1.5 million in 2004, and $1.4 million in 2005. The cumulative effect of the accounting change related to the revenue recognition of a long-term claims processing engagement was $1.4 million. If revenue had been recorded correctly, net income would have been reduced by $0.8 million in 2004 and $0.6 million in 2005. The error related to an inadvertent acceleration of revenue based on billing terms.

The Company did not have any preferred stock transactions during the year ended December 31, 2006.

In connection with the Precept acquisition, the Company issued 636,000 shares of its common stock valued at $12.0 million at the time of closing. As part of the purchase price of other acquisitions made during 2006, the Company issued 177,000 shares of its common stock.

In January 2006, in connection with the acquisition of Tucker Alan, Inc. (“Tucker”), which occurred on January 30, 2004, the Company issued 340,000 shares of its common stock, the last of three annual installments of the purchase price. During the year ended December 31, 2006, the Company issued 333,000 shares of its common stock in connection with deferred purchase price obligations of other acquisitions made during previous years.

During the first quarter of 2006, the Company issued 265,000 shares of restricted stock to employees to satisfy a portion of their 2005 annual incentive bonus. The shares of restricted stock vested during the third quarter of 2006.

The Company had a net excess tax benefits of $4.3 million on stock options exercised and restricted stock awards vested during the year ended December 31, 2006.

Stock Appreciation Rights

During 2000, the Company granted 200,000 shares of stock appreciation rights. During 2004, two-thirds of the 200,000 shares were exercised and $2.4 million in cash was paid for the accumulated appreciation in stock value since grant date. During 2005, the remaining one-third of the 200,000 shares was exercised and $1.4 million was paid for the accumulated appreciation in stock value since grant date. As of December 31, 2006, there were no stock appreciation rights outstanding.

Stockholder Rights Plan

On December 15, 1999, the Company’s Board of Directors adopted a Stockholders Rights Plan (the “Rights Plan”) and declared a dividend distribution of one Right (a “Right”) for each outstanding share of common stock, to stockholders of record at the close of business on December 27, 1999. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between the Company and LaSalle Bank, as successor Rights Agent. Each Right will entitle its holder, under certain circumstances described in the Rights

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement, to purchase from the Company one one-thousandth of a share of its Series A Junior Participating Preferred Stock, $.001 par value at an exercise price of $75 per Right, subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by the Company.

8.     SHARE-BASED COMPENSATION EXPENSE

Summary

On June 30, 1996, the Company adopted a Long-Term Incentive Plan (the “1996 LTIP”) that provides for common stock, common stock-based and other performance incentives to employees, consultants, directors, advisors and independent contractors of the Company. On May 4, 2005, the Company’s shareholders approved, at the 2005 Annual Meeting of Shareholders, the 2005 Long-Term Incentive Plan (“2005 LTIP” and, together with the 1996 LTIP, the “LTIP”). The 2005 LTIP provided for an additional 5.25 million shares of the Company’s common stock available to be issued under the plan. In November 2001, the Company adopted a Supplemental Equity Incentive Plan (“SEIP”) to retain and recruit certain middle and senior-level employees and to optimize shareholder value. The SEIP only provides for the grant of nonqualified stock options. The SEIP did not require shareholder approval; therefore, it was not voted on or approved by the Company’s stockholders.

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

Restricted Stock Outstanding

As of December 31, 2006, the Company had 2.0 million restricted stock and equivalent units outstanding at a weighted average measurement price of $19.07 per share. The measurement price is the market price of the Company’s common stock at the date of grant of the restricted stock and equivalent units. The restricted stock and equivalent units were granted out of the LTIP. The majority of the awards outstanding at December 31, 2006 vest over four years in 25 percent annual installments from the grant date.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restricted stock activity for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price
Restricted stock and equivalents outstanding at beginning of year	1,562	$16.45	1,691	$10.38	1,973	$5.72
Granted	1,602	19.73	1,177	24.18	732	20.28
Exercised (vested)	(985)	15.79	(1,104)	15.61	(989)	8.13
Forfeited	(216)	19.33	(202)	15.83	(25)	16.46

Restricted stock and equivalents outstanding at end of year	1,963	$19.07	1,562	$16.45	1,691	$10.38

As of December 31, 2006, the Company had $24.9 million of total compensation costs related to the outstanding or unvested restricted stock as of December 31, 2006 that have not been recognized as compensation expense. That amount will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is two years.

The following table summarizes information regarding restricted stock outstanding at December 31, 2006:

Range of measurement date prices	Outstanding shares (000s)	Weighted average measurement date price
$0.00 - $9.99	177	$5.40
$10.00 - $19.99	1,138	19.25
$20.00 and above	648	22.49

Total	1,963	$19.07

Stock Options Outstanding

As of December 31, 2006, the Company had 1.9 million stock options outstanding at a weighted average exercise price of $9.13 per share. As of December 31, 2006, 1.7 million stock options were exercisable at a weighted average exercise price of $8.03 per share. As of December 31, 2006, the intrinsic value of the stock options outstanding and stock options exercisable was $22.3 million and $22.0 million, respectively, based on a market price of $19.76 for the Company’s common stock at December 31, 2006.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price	Number of shares (000s)	Weighted average exercise price
Options outstanding at beginning of year	2,395	$8.21	3,065	$7.31	4,305	$5.95
Granted	82	19.73	65	25.60	157	21.14
Exercised	(520)	6.03	(613)	4.75	(1,347)	4.52
Forfeited or exchanged	(40)	16.25	(122)	8.69	(50)	8.55

Options outstanding at end of year	1,917	$9.13	2,395	$8.21	3,065	$7.31

Options exercisable at year end	1,737	$8.03	2,110	$7.31	2,322	$6.54

The following table summarizes information regarding stock options outstanding at December 31, 2006 and 2005:

	2006
Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	244	$3.68	4.4
$3.75 to $4.99	743	3.94	3.7
$5.00 to $9.99	456	6.21	5.6
$10.00 to $19.99	188	17.40	4.8
$20.00 and above	286	26.52	3.1

Total	1,917	$9.13	4.3

	2005
Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	279	$3.69	5.6
$3.75 to $4.99	1,018	3.95	4.6
$5.00 to $7.49	498	6.12	6.5
$7.50 to $9.99	152	8.67	5.0
$10.00 and above	448	22.87	4.6

Total	2,395	$8.21	5.2

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information regarding stock options exercisable at December 31, 2006:

Range of exercise prices	Outstanding shares (000s)	Weighted average exercise price	Remaining exercise period (years)
$0.00 to $3.74	244	$3.68	4.1
$3.75 to $4.99	743	3.94	3.7
$5.00 to $9.99	436	6.17	5.5
$10.00 to $19.99	100	16.00	4.2
$20.00 and above	214	27.25	2.6

Total	1,737	$8.03	4.1

The following table summarizes the information regarding stock options outstanding by each plan the Company had as of December 31, 2006:

Plan category	Outstanding shares (000s)	Weighted average exercise price	Shares remaining available for future issuances (000s)
LTIP	1,747	$8.86	2,798
SEIP	170	$11.92	195

Total	1,917	$9.13	2,993

Shares issued from the LTIP are new shares, and shares issued from the SEIP are issued from treasury.

Share-based Compensation Expense

Total share-based compensation expense consisted of the following (shown in thousands):

	2006	2005	2004
Amortization of restricted stock awards	$10,894	$8,824	$7,678
Fair value adjustment for variable accounting awards	(61)	(305)	1,911
Other share-based compensation expense	830	560	—
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan	909	—	—
Stock option expense under SFAS No. 123(R)	1,089	—	—

Total share-based compensation expense	$13,661	$9,079	$9,589

Share-based compensation expense attributable to cost of services before reimbursable expenses was $10.3 million, $7.5 million and $6.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Share-based compensation expense attributable to general and administrative expenses was $3.4 million, $1.6 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Income tax benefits recorded in the accompanying statements of income related to share-based compensation expense for the years ended December 31, 2006, 2005 and 2004 was $5.9 million, $3.8 million and $3.9 million, respectively, assuming an effective income tax rate of 43 percent, 42 percent and 41 percent, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2006, 2005 and 2004, the Company received $9.1 million, $8.7 million and $7.8 million of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2006, 2005 and 2004, the Company generated excess tax benefits of $4.7 million, $5.9 million and $13.1 million, respectively, related to these transactions.

Employee Stock Purchase Plan

During 1996, the Company implemented a plan (the “1996 ESPP”) that permits employees to purchase shares of the Company’s common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. During the years ended December 31, 2006, 2005, and 2004, the Company issued 287,000, 291,000 and 107,000 shares, respectively, of its common stock related to employee stock purchases under the 1996 ESPP.

On May 3, 2006, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved a new employee stock purchase plan (the “ESPP”) that will become effective on January 1, 2007. The new ESPP will expire on the date that all of the shares available under the new ESPP are issued to employees. The maximum number of shares of the Company’s common stock that can be issued under the ESPP is 2.5 million shares, subject to certain adjustments.

For the Year Ended December 31, 2006

In accordance with SFAS No. 123(R), the Company recognizes compensation expense for the unvested portion of previously granted awards and all new awards granted after the adoption date over the respective vesting periods. The Company had 300,000 stock options that were unvested as of January 1, 2006. The remaining 2.1 million stock options outstanding at January 1, 2006 were fully vested. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of the unvested stock options. The Company assumed an estimated 15 percent forfeiture rate for these stock options. The Company recorded $800,000 in share-based compensation expense related to these unvested options during 2006, and expects to record $700,000 over the remaining vesting period from 2007 to 2009.

The Company granted 82,000 stock options during the first quarter of 2006 and there were no other options grants during the remainder of the year. The Company recorded $280,000 during the year ended December 31, 2006 related to the fair value of these options and expects to record $580,000 over the remaining term. For purposes of calculating compensation cost under SFAS No. 123(R), the fair value of each option grant is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The Company used its historical stock price volatility for purposes of estimating the stock options’ fair value. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

2006
Fair value of options granted	$10.52
Expected volatility	64.0%
Risk free interest rate	4.3%
Forfeiture rate	0.0%
Dividend yield	0.0%
Contractual or expected lives (in years)	4.2

The Company estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeiture.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term based on the fair value at grant date. The agreements for certain restricted stock awards outstanding at December 31, 2006 contain provisions that allow for an acceleration of vesting if the Company achieves a certain level of financial performance. Accordingly, the Company may accelerate the unamortized compensation expense related to those awards and, therefore, the Company may experience variations in share-based compensation expense from period to period.

In addition, share-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to the Company’s employees and are subject to variable accounting treatment. As of December 31, 2006, the Company had less than 25,000 shares that were subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in the Company’s stock price above the grant date fair value.

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

For the Years Ended December 31, 2005 and 2004

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation using the intrinsic value-based method, as prescribed under APB Opinion No. 25 and related interpretations, for its share-based compensation plans for option and restricted stock awards. Accordingly, prior to the adoption of SFAS No. 123(R), no share-based compensation costs had been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on the date of grant.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all awards.

	2005	2004
Net income, as reported	$49,856	$40,375
Add: Share-based compensation expense included in reported net income, net of related tax effects	5,266	5,658
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,955)	(6,441)

Pro forma net income	$49,167	$39,592

Earnings per share:
Basic, as reported	$1.00	$0.86
Basic, pro forma	$0.98	$0.84
Diluted, as reported	$0.95	$0.80
Diluted, pro forma	$0.94	$0.79

For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

	2005	2004
Fair value of options granted	$9.70	$8.22
Expected volatility	64%	59%
Risk free interest rate	4.3%	3.6%
Forfeiture rate	15%	15%
Dividend yield	0%	0%
Contractual or expected lives (years)	4.2	4.8

9.     SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2006	2005
Billed amounts	$132,566	$107,882
Engagements in process	53,358	57,661
Allowance for uncollectible accounts	(17,862)	(19,927)

	$168,062	$145,616

Receivables attributable to engagements in process represent balances accrued by the Company for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $98.7 million for the Dispute, Investigative & Regulatory Advisory Services, and $69.4 million for the Business, Financial & Operations Advisory Services at December 31, 2006, compared with $69.7 million and $75.9 million, respectively, as of December 31, 2005.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Held for Sale

On January 3, 2005, the Company sold, at a discount from book values, certain receivables and fixed assets to a group of senior consultants, who departed from the Company. As part of the agreement, the Company transferred certain client engagements to the former senior consultants.

Property and Equipment

Property and equipment as of December 31 consisted of (shown in thousands):

	2006	2005
Land and buildings	$3,555	$3,555
Furniture, fixtures and equipment	48,334	44,095
Software	18,696	14,912
Leasehold improvements	31,458	22,457

	102,043	85,019
Less: accumulated depreciation and amortization	(50,879)	(42,699)

Property and equipment, net	$51,164	$42,320

Other Current Liabilities

The components of other current liabilities as of December 31 were as follows (shown in thousands):

	2006	2005
Deferred business acquisition obligations	$6,177	$15,655
Deferred revenue	13,426	11,722
Deferred rent	929	602
Other liabilities	2,889	1,731

	$23,421	$29,710

The deferred business acquisition obligations of $6.2 million at December 31, 2006 consisted of cash obligations and fixed monetary obligations payable in shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. As of December 31, 2006, the Company was obligated to issue shares of the Company’s common stock amounting to $2.6 million. The number of shares to be issued is based on the trading price of the Company’s common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations of $15.7 million at December 31, 2005 primarily consisted of $10.0 million for the Tucker acquisition, which was paid in cash in January 2006 and $1.6 million for the CBW acquisition, which was paid in shares of the Company’s common stock in February 2006.

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

Deferred revenue represents advance billings, by the Company to its clients, for services that have not been performed and earned.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows (shown in thousands):

	2006	2005
Deferred business acquisition obligations	$2,294	$5,977
Deferred rent—long-term	6,508	5,375
Other non-current liabilities	2,288	3

	$11,090	$11,355

The deferred business acquisition obligations of $2.3 million at December 31, 2006 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. As of December 31, 2006, the Company was obligated to issue shares of the Company’s common stock amounting to $1.6 million. The number of shares to be issued is based on the trading price of the Company’s common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations have due dates through November 2008.

Notes Payable—Current and Non-Current

As of December 31, 2006, as part of the purchase price for the Precept acquisition, the Company executed a $4.8 million note payable, adjusted for currency exchange translation. The note payable is due in March 2008 with interest payable quarterly at an annual interest rate of 5.6 percent. As part of the HP3 acquisition, which occurred on November 30, 2006, the Company executed a notes payable, which is due in two equal installments on the first and second anniversary of the closing date with interest at an annual rate of 6.4 percent.

10.     SUPPLEMENTAL CASH FLOW INFORMATION

2006 Non-Cash Transactions

During the year ended December 31, 2006, as part of the purchase price agreements for acquired businesses during the period, the Company entered into commitments totaling $1.9 million of deferred cash payments and $1.7 million of deferred stock issuances. In addition, as part of the purchase price for the Precept and HP3 acquisitions, the Company issued notes payable of $4.3 million and $2.0 million, respectively.

2005 Non-Cash Transactions

During the year ended December 31, 2006, as part of the purchase price agreements for acquired businesses, the Company entered into commitments to issue shares of its common stock, with an aggregate value of $16.7 million at the closing dates. The commitment related to the CBW acquisition, which occurred on February 8, 2005, included $9.5 million in shares, valued at the closing date, payable in three equal annual installments on the first, second and third anniversaries of the closing date. The commitment related to the Hutchison acquisition, which occurred on July 15, 2005, included $4.3 million in shares, valued at the closing date, payable in two equal installments on the first and second anniversaries of the closing date. The LAC acquisition, which occurred on August 9, 2005, included $1.9 million in shares, valued at the closing date, payable in three equal installments in August 2006, 2007 and 2008.

2004 Non-Cash Transactions

During the year ended December 31, 2004, as part of the purchase price agreements for acquired businesses, the Company entered into a $25.0 million deferred cash payment commitment and $16.0 million deferred stock

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance. In addition, the Company issued 0.5 million shares of its common stock with a value of $8.4 million at closing.

During the year ended December 31, 2004, the Company recorded goodwill and acquisition earnout obligations of $13.2 million related to purchase agreement provisions of certain businesses acquired in prior years.

During the year ended December 31, 2004, the Company recorded assets and liabilities of $0.8 million related to computer software. The liability was payable in two equal installments, in May 2005 and May 2006.

Other Information

Total interest paid during the years ended December 31, 2006, 2005 and 2004 was $4.3 million, $2.7 million and $1.1 million, respectively. Total income taxes paid during the years ended December 31, 2006, 2005 and 2004 were $35.4 million, $23.7 million and $15.1 million, respectively.

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

Future minimum annual lease payments for the years subsequent to 2006 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2007	$21,137
2008	20,508
2009	17,291
2010	16,124
2011	14,953
Thereafter	33,747

$123,760

Rent expense for operating leases was $26.4 million, $22.1 million, and $18.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12.     BANK BORROWINGS

As of December 31, 2006, the Company maintained an unsecured revolving line of credit agreement for $200.0 million, which expires in November 2011. On November 15, 2006, the Company amended its line of credit facility from $175.0 million to $200.0 million, with the option to increase the facility to $350.0 million. The amended line of credit allows the Company to borrow in multiple currencies. In addition, the amendment extended the maturity of the agreement from July 2008 to November 2011.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, borrowings under the revolving line of credit agreement bear interest based, at the Company’s option and based on the currency borrowed, on either (1) the higher of the prime rate as defined less 0.15 percent of the determined prime rate, or (2) London Interbank Offered Rate (LIBOR) plus 0.475 percent. The line of credit agreement requires the Company to maintain a predetermined ratio of interest and debt coverage. The Company complied with the terms of its line of credit agreement as of December 31, 2006 and December 31, 2005. As of December 31, 2006, the Company had a $33.6 million balance outstanding under the line of credit agreement compared to $40.8 million as of December 31, 2005.

At December 31, 2006 and 2005, the Company had outstanding letters of credit of $10.7 million and $4.9 million, respectively. The letters of credit outstanding are to secure various leased office space the Company occupies. The letters of credit expire at various dates through 2009. These letters of credit reduce the Company’s borrowing ability under the line of credit.

13.     INCOME TAXES

Income tax expense, shown in thousands, consists of the following:

	For the year ended December 31,
	2006	2005	2004
Federal:
Current	$27,290	$24,748	$20,165
Deferred	3,322	3,222	2,463

Total	30,612	27,970	22,628

State:
Current	6,850	6,619	4,646
Deferred	847	822	571

Total	7,697	7,441	5,217

Foreign:
Current	2,802	689	217
Deferred	(725)	2	—

Total	2,077	691	217

Total federal, state and foreign income tax expense	$40,386	$36,102	$28,062

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended December 31,
	2006	2005	2004
Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	5.5	5.4	5.0
Foreign taxes	1.4	0.7	0.2
Effect of non-deductible meals and entertainment expense	0.7	0.6	0.6
Effect of other transactions, net	0.6	0.2	0.2

	43.2%	41.9%	41.0%

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax benefits associated with restricted stock, nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $4.3 million, $5.9 million, and $13.1 million in 2006, 2005 and 2004, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2006	2005
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$5,604	$4,883
Deferred revenue	3,865	2,528
Depreciation and amortization	718	—
Litigation charge	—	1,987
Share-based compensation programs	5,144	3,432
Tax credits and capital loss carry forward	364	1,037
Other	130	15

Deferred tax assets	15,825	13,882

Acquisition costs—domestic acquisitions	(15,558)	(10,188)
Acquisition costs—foreign acquisitions	(7,152)	(402)
Depreciation and amortization	—	(654)
Change in accounting method	(1,231)	—
Investments	(6)	(200)

Deferred tax liabilities	(23,947)	(11,444)

Net deferred tax assets (liabilities)	$(8,122)	$2,438

During 2006, the Company recorded a valuation allowance of approximately $500,000 related to certain capital loss carry forwards that expired as of December 31, 2006. Additionally during 2006, the Company recorded a valuation allowance of approximately $300,000 related to certain foreign operating loss carry forwards. The Company has not recorded a valuation allowance against any of its other deferred tax assets, as it believes it is more likely than not that such deferred tax assets are recoverable from future results of operations.

The Company continues to reinvest any undistributed earnings of foreign subsidiaries in developing its business in those countries in which the earnings were generated. There were no unremitted earnings in 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of 2007. The Company expects the impact on its consolidated financial statements to be immaterial.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans and provides employer-matching contributions for all participants.

The Company has a 401k plan and matches an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant. The Company, as sponsor of the plans, uses independent third parties to provide administrative services to the plans. The Company has the right to terminate the plans at any time. The Company’s contributions to the various plans were $5.0 million, $5.1 million and $4.0 million in the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has other retirement plans for its foreign subsidiaries’ participants. During the year ended December 31, 2006, the Company paid $1.3 million for retirement savings related plans.

15.     RELATED PARTY TRANSACTIONS

Governor Thompson, one of the Company’s Directors, was Chairman of the law firm of Winston & Strawn through August 2006. He is currently Senior Chairman at Winston & Strawn. Winston & Strawn has provided legal representation for the Company in the past and may provide services to the Company in the future. Total payments related to services rendered were less than $0.1 million in 2006 and 2005, and were $0.3 million for 2004.

The Company leases office space from Equity Office Properties (“EOP”). William M. Goodyear was a Trustee on the Board of Trustees at EOP. Mr. Goodyear resigned as a Trustee of EOP during February 2007. During the years ended December 31, 2006, 2005 and 2004, the Company paid $2.5 million, $3.4 million, and $2.5 million, respectively, to EOP in connection with such space. These leases were executed at market terms.

16.     LITIGATION AND SETTLEMENTS

On November 28, 2006, the Company reached an agreement with the City of Vernon, California to settle for $7.4 million all claims related to an arbitrator’s interim award against the Company in an arbitration proceeding relating to a dispute with the City. The dispute related to certain electric distribution maintenance services that the Company provided to the City prior to November 30, 2003. Since then, the Company no longer provides electric distribution maintenance services. During 2006, the Company paid the $7.4 million settlement and recorded such payment as a litigation charge.

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

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2006, 2005 and 2004

(amounts in thousands)

Description	Balance at beginning of year	Charged to expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2006
Allowance for doubtful accounts	$19,927	$10,015	$(12,080)	$17,862
Year ended December 31, 2005
Allowance for doubtful accounts	$13,013	$7,987	$(1,073)	$19,927
Year ended December 31, 2004
Allowance for doubtful accounts	$11,164	$6,352	$(4,503)	$13,013

(1)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1