Form 10-Q
period 2007-03-31
NAVIGANT CONSULTING INC
filed 2007-05-04
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2007

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

As of May 4, 2007, 58.1 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2007

“Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,173	$11,745
Accounts receivable, net	179,876	168,062
Prepaid expenses and other current assets	14,027	9,396
Deferred income tax assets	12,134	11,042

Total current assets	227,210	200,245
Property and equipment, net	50,537	51,164
Intangible assets, net	41,266	38,416
Goodwill	373,777	359,705
Other assets	6,495	2,828

Total assets	$699,285	$652,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$63,506	$33,567
Accounts payable	9,424	11,667
Accrued liabilities	6,589	5,254
Accrued compensation-related costs	30,852	48,926
Income taxes payable	8,907	5,907
Notes payable	6,286	1,000
Other current liabilities	23,919	23,421

Total current liabilities	149,483	129,742
Non-current liabilities:
Deferred income tax liabilities	24,178	19,164
Notes payable	1,491	5,786
Other non-current liabilities	9,962	11,090

Total non-current liabilities	35,631	36,040

Total liabilities	185,114	165,782

Stockholders’ equity:
Preferred stock	—	—
Common stock	57	56
Additional paid-in capital	532,519	519,073
Deferred stock issuance	5,488	7,150
Treasury stock	(34,367)	(38,663)
Retained earnings (Accumulated deficit)	7,123	(4,214)
Accumulated other comprehensive income	3,351	3,174

Total stockholders’ equity	514,171	486,576

Total liabilities and stockholders’ equity	$699,285	$652,358

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2007	2006
Revenues before reimbursements	$164,838	$149,119
Reimbursements	18,452	17,131

Total revenues	183,290	166,250
Cost of services before reimbursable expenses	101,234	87,528
Reimbursable expenses	18,452	17,131

Total costs of services	119,686	104,659
General and administrative expenses	34,403	30,920
Other operating costs	1,277	—
Depreciation expense	3,721	2,950
Amortization expense	3,636	2,279

Operating income	20,567	25,442
Interest expense	971	1,097
Interest income	(129)	(240)
Other expense (income), net	9	(199)

Income before income taxes	19,716	24,784
Income tax expense	8,379	10,978

Net income	$11,337	$13,806

Basic net income per share	$0.21	$0.27
Shares used in computing basic net income per share	54,537	51,639
Diluted net income per share	$0.20	$0.26
Shares used in computing diluted net income per share	55,907	53,527

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$11,337	$13,806
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Depreciation expense	3,721	2,950
Amortization expense	3,636	2,279
Share-based compensation expense	3,263	3,284
Accretion of interest expense	168	225
Deferred income taxes Other, net	1,599	3,221
Other, net	—	(20)
Changes in assets and liabilities:
Accounts receivable	(9,556)	(16,006)
Prepaid expenses and other current assets	(8,147)	(1,046)
Accounts payable	(2,430)	(1,950)
Accrued liabilities	1,335	(3,220)
Accrued compensation-related costs	(14,058)	(13,859)
Income taxes payable	2,615	7,362
Other current liabilities	(976)	1,787

Net cash used in operating activities	(7,493)	(1,187)

Cash flows from investing activities:
Purchases of property and equipment	(3,240)	(5,493)
Acquisitions of businesses, net of cash acquired	(13,734)	(37,080)
Payments of acquisition liabilities	(800)	(10,000)
Other, net	773	(558)

Net cash used in investing activities	(17,001)	(53,131)

Cash flows from financing activities:
Issuances of common stock	3,427	3,334
Tax benefits from issuances of common stock	732	1,069
Borrowings from banks, net	29,763	53,307

Net cash provided by financing activities	33,922	57,710

Net increase in cash and cash equivalents	9,428	3,392
Cash and cash equivalents at beginning of the period	11,745	14,871

Cash and cash equivalents at end of the period	$21,173	$18,263

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 1, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows.

Note 2. Acquisitions

On January 5, 2007, the Company acquired Abros Enterprise Limited (“Abros”) for $11.9 million, which consisted of $9.9 million in cash, $1.0 million of the Company’s common stock paid at closing, and notes payable totaling $974,000 (payable in two equal installments on the first and second anniversaries of the closing date). The Company acquired assets of $3.4 million, including $1.8 million in cash, and assumed liabilities of $1.4 million. As part of the purchase price allocation, the Company recorded $7.8 million in goodwill and $3.5 million in identifiable intangible assets. Abros offers strategic planning, financial analysis and implementation advice for public sector construction projects. Abros was comprised of 15 consulting professionals located in the United Kingdom and was included in the Dispute, Investigative & Regulatory Advisory Services operating segment.

The Company acquired other businesses during the three months ended March 31, 2007 for an aggregate purchase price of approximately $8.1 million. The acquisitions included 25 consulting professionals, most of which provide consulting services in Canada.

The Company’s acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisitions. The allocation of purchase price for these allocations is preliminary, as of the valuation of certain identifiable intangible assets is not finalized. We expect to complete these valuations by the end of the third quarter of 2007.

The Company did not present pro forma analyses for the acquisitions described above as such acquisitions do not have a material impact on the consolidated financial statements.

Note 3. Segment Information

The Company is organized in two business segments: Dispute, Investigative & Regulatory Advisory Services and Business, Financial & Operations Advisory Services. The Company evaluates the segments’ performance and allocates resources based upon the operating results and prospective returns of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of disputes, litigation, forensic investigations, discovery, program management and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate executive management and counsels, law firms, corporate boards and special committees. The Business, Financial & Operations Advisory Services business segment provides strategic, operational, financial and technical management consulting services, as well as claims advisory services, to the management of businesses in a variety of industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company identified these business segments as reportable segments.

On January 1, 2007, the Company changed its management structure and accordingly transferred certain service offerings between the two reportable segments. Prior comparative segment data presented has been restated to reflect the changes.

Segment information for the three months ended March 31, 2007 and 2006 has been summarized and is presented in the table below (shown in thousands). Transactions between segments have been eliminated.

	For the three months ended March 31,
	2007	2006
Total revenues:
Dispute, Investigative & Regulatory Advisory Services	$88,111	$76,374
Business, Financial & Operations Advisory Services	95,179	89,876

Total revenues	$183,290	$166,250

Operating profit:
Dispute, Investigative & Regulatory Advisory Services	$35,380	$31,835
Business, Financial & Operations Advisory Services	30,980	32,363

Total combined segment operating profit	66,360	64,198

Segment reconciliation to income before income taxes:
Unallocated:
General and administrative expenses	34,403	30,920
Depreciation expense	3,721	2,950
Amortization expense	3,636	2,279
Share-based compensation expense related to consulting personnel	2,756	2,607
Other operating costs	1,277	—
Other expense, net	851	658

Total unallocated expenses, net	46,644	39,414

Income before income taxes	$19,716	$24,784

During the three months ended March 31, 2007, the Company recorded $1.3 million for separation and severance, which was not allocated to segment operating profit. (See footnote 12 of the notes to the consolidated financial statements).

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

Note 4. Goodwill and Intangible Assets

Goodwill and other intangible assets consisted of (shown in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$379,202	$365,130
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	373,777	359,705
Intangible assets:
Customer lists and relationships	43,864	39,565
Non-compete agreements	15,516	13,381
Other	12,349	12,263

Intangible assets, at cost	71,729	65,209
Less: accumulated amortization	(30,463)	(26,793)

Intangible assets, net	41,266	38,416

Goodwill and intangible assets, net	$415,043	$398,121

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment test. During the second quarter of 2007, the Company will complete an annual impairment test for its goodwill and intangible assets balances as of May 31, 2007. As of March 31, 2007, there was no indication of impairment to the Company’s goodwill balances. The Company reviewed the intangible assets’ net book values and estimated useful lives by class. As of March 31, 2007, there was no indication of impairment related to the intangible assets. The Company’s intangible assets have estimated useful lives which range up to eight years. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2007, the weighted average remaining life for the Company’s intangible assets was six years.

The changes in carrying values of goodwill and intangible assets during the three months ended March 31, 2007 are as follows (shown in thousands):

Total
Balance as of December 31, 2006—Goodwill, net	$359,705
Goodwill acquired during the period	13,821
Foreign currency translation—goodwill	251

Balance as of March 31, 2007—Total	$373,777

Total
Balance as of December 31, 2006—Intangible assets, net	$38,416
Intangible assets acquired during the period	6,370
Foreign currency translation—intangible assets, net	116
Less—amortization expense	(3,636)

Balance as of March 31, 2007—Total	$41,266

As of March 31, 2007, goodwill and intangible assets, net of amortization, was $266.0 million for Dispute, Investigative & Regulatory Advisory Services and $149.0 million for Business, Financial & Operations Advisory Services.

For the businesses acquired during the three months ended March 31, 2007, the Company has allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, and backlog revenue. The Abros acquisition, which occurred on January 5, 2007, included $7.8 million in goodwill and $3.5 million in identifiable intangible assets as a part of the preliminary purchase price allocation.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2006, based on intangible assets recorded at March 31, 2007, and includes $3.6 million recorded in the three months ended March 31, 2007 (shown in thousands):

Year ending December 31,	Amount
2007	$12,703
2008	10,678
2009	8,429
2010	5,100
2011	2,407
Thereafter	5,585

Total	$44,902

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

For the three months ended March 31, 2007 and 2006, the components of basic and diluted shares (based on the weighted average days outstanding for the periods) are as follows (shown in thousands):

	For the three months ended March 31,
	2007	2006
Common shares outstanding	54,217	51,186
Business combination obligations payable in a fixed number of shares	320	453

Basic shares	54,537	51,639
Employee stock options	656	796
Restricted shares and stock units	497	590
Business combination obligations payable in a fixed dollar amount of shares	161	293
Contingently issuable shares	56	209

Diluted shares	55,907	53,527

For the three months ended March 31, 2007 and March 31, 2006, the Company had outstanding stock options for approximately 300,000 and 200,000 shares, respectively, which were excluded from the computation of diluted shares. These shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

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

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2007 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2007	$486,576	53,881
Comprehensive income	11,514	—
Stock issued in acquisition-related transactions	3,834	272
Cash proceeds from employee stock option exercises and stock purchases	3,427	225
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan	391	—
Vesting of restricted stock	—	350
Tax benefits on stock options exercised and restricted stock vested, net of deficiencies	527	—
Amortization of restricted stock awards	2,292	—
Stock option expense under SFAS No.123(R)	174	—
Other share-based compensation expense	3	—
Restricted stock issued to employees in lieu of annual cash bonus	5,767	—
Unearned compensation related to restricted stock issued in lieu of annual cash bonus	(1,250)	—
Compensation related to restricted stock match of annual bonus received in restricted stock in lieu of cash - reclassified from liability to equity under SFAS No. 150	916	—

Stockholders’ equity at March 31, 2007	$514,171	54,728

As part of the annual bonus incentive compensation, the Company granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to its employees during the first quarter 2007. These shares, which had an aggregate value of $5.8 million based on the market value of the Company’s common stock price at the grant dates, vest six months from the grant dates. The Company will recognize $1.3 million in stock-based compensation related to the shares over the remaining vesting period.

Note 7. Share-based Compensation Expense

Share-based Compensation Expense

Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended March 31,
	2007	2006
Amortization of restricted stock awards	$2,292	$2,482
Stock option expense under SFAS No. 123(R)	174	237
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan	391	329
Other share-based compensation expense	406	236

Total share-based compensation expense	3,263	3,284

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses and was $2.8 million and $2.6 million for the three month periods ended March 31, 2007 and 2006, respectively. The remainder was attributable to corporate management and support personnel and was included in general and administrative expenses.

Restricted Stock Outstanding

As of March 31, 2007, the Company had 3.3 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $18.87 per share. The measurement price is the market price of the Company’s common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of the Company’s Long Term Incentive Plan. Aside from the awards issued in connection with the annual bonus incentive compensation, the majority of the awards outstanding at March 31, 2007 vest over four years in 25 percent annual installments from the grant date. During the first quarter 2007, as part of the annual bonus incentive compensation, the Company granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to its employees. The Company also granted approximately 110,000 shares of restricted stock to its employees as a match for the annual bonus received in shares of restricted stock in lieu of cash. These shares vest in three equal installments over 18 months from the grant dates. On March 13, 2007, the Company issued 1.2 million shares of restricted stock, with an aggregate market value of $21.9 million based on the market value of the Company’s common stock price at the grant date, to key senior consultants as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to the Company’s consolidated operating performance. The compensation associated with these awards is being recognized over five years as the Company believes it is probable that the required performance targets will be achieved.

The following table summarizes restricted stock activity for the three months ended March 31, 2007 and 2006:

	2007		2006
	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price
Restricted stock outstanding at beginning of the period	1,963	$19.07	1,562	$16.45
Granted	1,757	18.64	999	19.58
Exercised (vested)	(350)	18.78	(214)	19.19
Forfeited	(22)	19.84	(13)	22.10

Restricted stock outstanding at end of the period	3,348	$18.87	2,334	$17.50

As of March 31, 2007, the Company had $45.7 million of total compensation costs related to the outstanding or unvested restricted stock as of March 31, 2007 that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods.

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	March 31, 2007	December 31, 2006
Billed amounts	$128,067	$132,566
Engagements in process	71,627	53,358
Allowance for uncollectible accounts	(19,818)	(17,862)

	$179,876	$168,062

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $106.9 million for the Dispute, Investigative & Regulatory Advisory Services and $73.0 million for the Business, Financial & Operations Advisory Services at March 31, 2007, compared with $98.7 million and $69.4 million, respectively, as of December 31, 2006.

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	March 31, 2007	December 31, 2006
Furniture, fixtures and equipment	$48,140	$48,334
Software	19,017	18,696
Leasehold improvements	33,067	31,458
Land and buildings	3,555	3,555

	103,779	102,043
Less: accumulated depreciation and amortization	(53,242)	(50,879)

Property and equipment, net	$50,537	$51,164

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	March 31, 2007	December 31, 2006
Deferred business acquisition obligations	$6,679	$6,177
Deferred revenue	14,224	13,426
Deferred rent – current	873	929
Other liabilities	2,143	2,889

	$23,919	$23,421

The deferred business acquisition obligations of $6.7 million at March 31, 2007 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. Included in the $6.7 million balance of deferred business acquisition obligations at March 31, 2007 were obligations totaling $2.5 million, which will be settled by the issuances of the shares of the Company’s common stock. The number of shares to be issued will be based on the trading price of the Company’s common stock for a period of time prior to the issuance dates.

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (shown in thousands):

	March 31, 2007	December 31, 2006
Deferred business acquisition obligations	$729	$2,294
Deferred rent – long term	7,825	6,508
Other non-current liabilities	1,408	2,288

	$9,962	$11,090

The deferred business acquisition obligations of $0.7 million at March 31, 2007 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. The deferred business acquisition obligations have due dates through January 2009. The long-term portion of deferred rent is primarily rent allowances on lease arrangements for the Company’s office facilities that expire at various dates through 2017.

Notes Payable—Current and Non-Current

As of March 31, 2007, as part of the purchase price agreements for acquired businesses, the Company had $7.8 million in notes payable, which included $6.3 million of obligations due within one year subsequent to March 31, 2007.

The notes payable were as follows (shown in thousands):

	March 31, 2007	December 31, 2006
Note related to the Precept acquisition, due March 2008	$4,795	$4,786
Note related to the HP3 acquisition, due November 2007	1,000	1,000
Note related to the HP3 acquisition, due November 2008	1,000	1,000
Note related to the Abros acquisition, due January 2008	491	—
Note related to the Abros acquisition, due January 2009	491	—

	$7,777	$6,786

The above notes bear interest at annual interest rates of 5.6 percent to 6.4 percent.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the three months ended March 31, 2007, as part of the purchase price agreements for acquired businesses during the period, the Company entered into commitments to pay $2.1 million of deferred purchase price obligations and notes payable.

Other Information

Total interest paid during the three months ended March 31, 2007 and 2006 was $900,000 and $800,000, respectively. Total income taxes paid were $3.6 million and $500,000 during the three months ended March 31, 2007 and 2006, respectively.

Note 10. Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments as follows (shown in thousands):

	For the three months ended March 31,
	2007	2006
Net income	$11,337	$13,806
Foreign currency translation adjustment	177	25

Comprehensive income	$11,514	$13,831

Note 11. Bank Borrowings

As of March 31, 2007, the Company maintained an unsecured revolving line of credit agreement for $200.0 million, which expires in November 2011. As of March 31, 2007, borrowings under the revolving line of credit agreement bear interest based, at the Company’s option and based on the currency borrowed, on either (1) the higher of the prime rate as defined less 0.15 percent of the determined prime rate, or (2) London Interbank Offered Rate (LIBOR) plus 0.475 percent. The line of credit agreement requires the Company to maintain a predetermined ratio of interest and debt coverage. The Company complied with the terms of its line of credit agreement as of March 31, 2007 and December 31, 2006. As of March 31, 2007, the Company had a $63.5 million balance outstanding under the line of credit agreement compared to $33.6 million as of December 31, 2006.

Note 12. Other Operating Costs

During the three months ended March 31, 2007, the Company recorded $1.3 million realignment costs which consisted of separation costs and severance. The Company expects to pay the $1.3 million during the remainder of the year.

Note 13. Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted, as required, this interpretation on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s balance sheet or statement of operations.

As of the date of the adoption, the Company had approximately $1.7 million of total gross unrecognized tax benefits, which if recognized, would affect the effective income tax rate in future periods. In the next twelve months, the Company expects to reduce the FIN 48 reserve by approximately $1.1 million due to settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local and foreign income tax matters have been concluded for years through 2002. U.S. federal income tax returns for 2003 through 2006 are currently open for examination.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0.3 million accrued for interest at March 31, 2007.

Note 14. Subsequent Event

On April 26, 2007, the Company announced that its Board of Directors approved a $300.0 million share repurchase authority. The Company has authority to utilize up to $250.0 million of the authority to conduct a “Dutch Auction” tender offer to purchase shares of its common stock. The balance of the authority will be available for the purchase of additional shares, from time to time, including through open-market or private transactions. The Company plans to commence the tender offer and announce the price range in early May 2007. To support the repurchase authority, as well as the Company’s ongoing growth initiatives, the Company expects to increase its unsecured multi-bank credit facility from $200.0 million to $450.0 million, with an option to increase the facility to $550 million, and to extend the maturity to five years.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the Company’s ability to obtain the necessary financing for any tender offer, the effect of increased leverage as a result of such financing, risks inherent in international operations; pace, timing and integration of acquisitions; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; dependence on the expansion of and the increase in the Company’s service offerings and staff; conflicts of interest; potential loss of clients; risks inherent with litigation; significant client assignments; professional liability; potential legislative and regulatory changes; and general economic conditions. The Company cannot guarantee any future results, levels of activity, performance or achievement and also undertakes no obligation to update any of its forward-looking statements.

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

The Company’s revenues, margins and profits are generally not materially impacted by macro economic business trends; although a long term decline in the economies affecting the United States and Europe would likely impact the Company’s business. Examples of impacting events are natural disasters, legislative and regulatory changes, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.

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

The Company’s most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation and benefits. The Company’s most significant overhead expenses are administrative compensation and benefits and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses primarily consist of rent for the Company’s offices.

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

Goodwill and Intangible Assets

Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, employee training methodology and materials, backlog revenue and trade names. Intangible assets, other than goodwill, are amortized on the straight-line method based on their estimated useful lives, ranging up to eight years.

Goodwill represents the difference between the purchase price of acquired businesses and the related fair value of the net assets acquired. The Company tests goodwill and intangible assets annually for impairment. This annual test is performed in the second quarter of each year by comparing the financial statement carrying value of each reporting unit to its fair value. The Company also reviews long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Share-Based Payments

The Company recognizes the cost resulting from all share-based compensation arrangements, such as the Company’s stock option and restricted stock plans, in the financial statements based on their fair value. The Company treats its employee stock purchase plan as compensatory and records the purchase discount from market price of stock purchases by employees as share-based compensation expense. Management judgment is required in order to estimate the fair value of certain share based payments.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - SFAS No. 150

The Company is contractually obligated to issue a fixed dollar amount of shares of its common stock. The number of shares to be issued is based on the trading price of the Company’s common stock at the time of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Company recorded such obligations as current and non-current liabilities in accordance with the due dates of the obligations. Based on the $19.76 closing price of the Company’s common stock at March 31, 2007, the Company would issue 200,000 shares of its common stock, with a fair value of $4.1 million, if the settlement of all the obligations were to occur at March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS No. 157 will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS No. 159 will have on our results of operations or financial position.

Results of Operations

2007 compared to 2006 – For the three month periods ended March 31

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $164.8 million and $149.1 million for the three months ended March 31, 2007 and 2006, respectively, an increase of 11 percent.

Revenues before reimbursements for the three months ended March 31, 2007 increased over the corresponding period in 2006 due to increases in the consultant headcount and an improved average rate per hour. The Company had 1,928 billable full time equivalent (“FTE”) consultants as of March 31, 2007, compared to 1,787 as of March 31, 2006, which represented an increase, net of attrition, of 8 percent, or 141 consultants. The headcount increase was due to the Company’s business acquisitions and recruiting efforts. The consultant utilization rate was 69 percent for the three months ended March 31, 2007, compared to 71 percent for the corresponding period in 2006. The Company calculated its utilization rate assuming a 2,080 hour base.

Segment Total Revenues. Total revenues were $183.3 million for the three months ended March 31, 2007, compared to $166.3 million for the corresponding period in 2006, which represented an increase in total revenues of 10 percent. Total revenues for the Dispute, Investigative & Regulatory Advisory Services segment increased 20 percent to $88.1 million for the three months ended March 31, 2007, compared to the corresponding period in 2006. The increased revenues were partially attributable to strong growth in the Company’s UK operations including the recent acquisitions of Precept Programme Management Limited (“Precept”) in March 2006 and Abros in January 2007. Total revenues for the Business, Financial & Operations Advisory Services segment increased 3 percent to $95.2 million for the three months ended March 31, 2007, compared to the corresponding period in 2006. The increased revenues resulted from increased headcount in the segment including the impact of acquiring HP3, Inc. in December 2006. The total revenues for Business, Financial & Operations Advisory Services included increased revenues from projects which are contingent on the attainment of certain contractual milestones or objectives. The increase in total revenues was partially offset by softness in the segment’s healthcare provider operations service offering.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased $13.7 million, or 16 percent, to $101.2 million for the three months ended March 31, 2007, from $87.5 million in the corresponding period in 2006.

Cost of services before reimbursable expenses increased primarily because of higher consultant compensation and benefits, which was primarily related to an increase in headcount and compensation levels. As a percentage of revenues before reimbursements, costs of services before reimbursable expenses for the three months ended March 31, 2007 increased to 61 percent, compared to 59 percent for the corresponding period in 2006. The increase in cost of services before reimbursable expenses as a percentage of revenues before reimbursement increased primarily due to the lower utilization and increased compensation levels in 2007.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services and all other support costs.

General and administrative expenses increased $3.5 million, or 11 percent, to $34.4 million in the three months ended March 31, 2007 when compared to the corresponding period in 2006. The increase in general and administrative expenses was a result of incremental overhead costs related to acquired businesses, as well as the hiring of resources to support additional consulting personnel. General and administrative expenses were 21 percent of revenues before reimbursements for both the three months ended March 31, 2007 and 2006.

Other Operating Costs. During the three months ended March 31, 2007 the Company recorded $1.3 million of realignment costs, which consisted of separation costs and severance. The Company continues to evaluate costs associated with its operations and may incur additional realignment costs of $0.5 million to $1.0 million during the second quarter of 2007.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.

For the three months ended March 31, 2007, amortization expense was $3.6 million, compared to $2.3 million for the corresponding period in 2006. The increase of $1.3 million was primarily due to the amortization of intangible assets acquired as part of the acquisitions made during 2006 and the first quarter of 2007.

Income tax expense. The effective income tax rate for the three months ended March 31, 2007 was 42.5 percent, compared to 44.3 percent for the three months ended March 31, 2006. The income tax provision for the three months ended March 31, 2006 included the establishment of a valuation allowance for a capital loss carryforward.

Human Capital Resources

The Company’s human capital resources include consulting professionals and administrative and management personnel. As a result of both recruiting activities and business acquisitions, the Company has a diverse pool of consultants and administrative support staff with various skills and experience. Recent acquisitions have broadened the Company’s international presence. The following table shows the employee data for the periods presented:

	2007	2006
Number of FTE consultants as of March 31,	1,928	1,787
Average number of FTE consultants for the three months ended March 31,	1,933	1,733
Average utilization of consultants for the three months ended March 31,	69%	71%
Number of administrative and management personnel as of March 31,	536	492

Liquidity and Capital Resources

Summary

The Company had $21.2 million in cash and cash equivalents at March 31, 2007, compared to $11.7 million at December 31, 2006. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $77.7 million at March 31, 2007, compared to $70.5 million at December 31, 2006.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 81 days at March 31, 2007 compared to 78 days at December 31, 2006.

Cash Flow

Net cash used in operating activities was $7.5 million for the three months ended March 31, 2007 compared to $1.2 million used for the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company’s net income was $11.3 million, which included $7.4 million of depreciation and amortization expense, and $3.3 million of share-based compensation expense. The Company’s net operating cash flows during the three months ended March 31, 2007 included the impact of disbursing annual incentive compensation and a $9.6 million increase in accounts receivable, which was the result of increased revenues.

Net cash used in investing activities for the three months ended March 31, 2007 was $17.0 million compared to $53.1 million for the three months ended March 31, 2006. The decrease in the use of cash was primarily related to lower investment spending in acquisitions during 2007 compared to 2006. The three months ended March 31, 2006 included cash payments related to the acquisition of Precept of $38.4 million.

Net cash provided by financing activities for the three months ended March 31, 2007 was $33.9 million, compared to $57.7 million for the three months ended March 31, 2006. The decrease was primarily attributable to lower borrowings on the Company’s line of credit.

Debt, Commitments and Capital

As of March 31, 2007, the Company maintained an unsecured revolving line of credit agreement for $200.0 million, which expires in November 2011. As of March 31, 2007, borrowings under the revolving line of credit agreement bear interest based, at the Company’s option and based on the currency borrowed, on either (1) the higher of the prime rate as defined less 0.15 percent of the determined prime rate, or (2) London Interbank Offered Rate (LIBOR) plus 0.475 percent. The line of credit agreement requires the Company to maintain a predetermined ratio of interest and debt coverage. The Company was in compliance with the terms of its line of credit agreement as of March 31, 2007 and December 31, 2006. As of March 31, 2007, the Company had a $63.5 million balance outstanding under the line of credit agreement, compared to $33.6 million as of December 31, 2006 due primarily to the impact of disbursing the 2006 annual incentive compensation during the first quarter of 2007.

As of March 31, 2007, the Company had total commitments of $217.0 million, which included $12.6 million in deferred business acquisition obligations, payable in cash and common stock, notes payable of $7.8 million, and $133.1 million in lease commitments. As of March 31, 2007, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of March 31, 2007 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	From April 1, 2007 to December 31, 2007	2008 to 2009	2010 to 2011	Thereafter
Deferred purchase price obligations	$12,567	$6,391	$6,176	$—	$—
Notes payable	7,777	1,000	6,777	—	—
Line of credit	63,506	63,506	—	—	—
Lease commitments	133,132	16,918	40,224	33,774	42,216

	$216,982	$87,815	$53,177	$33,774	$42,216

On April 26, 2007, the Company announced that its Board of Directors approved a $300.0 million share repurchase authority. The Company intends to utilize the majority of this authorization to conduct a “Dutch Auction” tender offer to purchase up to $250 million of its common shares. The balance of the authority will be available for the purchase of additional shares, from time to time, including through open-market or private transactions. The Company plans to commence the tender offer and announce the price range in early May 2007. To support the repurchase authority, as well as the Company’s ongoing growth initiatives, the Company expects to increase its unsecured multi-bank credit facility from $200.0 million to $450.0 million, with an option to increase the facility to $550.0 million, and to extend the maturity to five years.

The Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As of the date of the adoption, the Company had approximately $1.7 million of total gross unrecognized tax benefits, which if recognized, would affect the effective income tax rate in future periods. In the next twelve months, the Company expects to reduce the FIN 48 reserve by approximately $1.1 million due to settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

Aside from the tender offer, the Company believes that its current cash and cash equivalents, the future cash flows from operations and its credit facility will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company makes significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

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

As of March 31, 2007, the Company’s investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

The Company’s market risk associated with its line of credit relates to changes in interest rates. As of March 31, 2007, borrowings under the revolving line of credit agreement bear interest based, at the Company’s option and based on the currency borrowed, on either (1) the higher of the prime rate as defined less 0.15 percent of the determined prime rate or (2) London Interbank Offered Rate (LIBOR) plus 0.475 percent. Based on the line of credit balance as of March 31, 2007, a substantial rise in interest rates would not have a material effect on the Company’s financial position or operating results. The Company does not anticipate any material changes in interest rates in the short-term future.

Other than the certain deferred purchase price obligations, notes payable, and borrowings under its revolving line of credit agreement, the Company did not have, at March 31, 2007, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company’s foreign currency exchange rate risk includes operating cash and debt denominated in foreign currency, which is used to fund foreign operations. At March 31, 2007, the Company had net assets of approximately $36.2 million with a functional currency of the United Kingdom Pounds Sterling and $11.6 million with a functional currency of the Canadian Dollars related to its operations in the United Kingdom and Canada, respectively.

Item 4.	Controls and Procedures

Under the supervision of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on the remediation steps discussed below taken with respect to the previously disclosed material weakness, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2007, the Company implemented the following additional controls and procedures:

•

The Company adopted a control requiring that, in the event of a significant deficiency relating to a non-routine transaction, the Company will review prior relevant and similar non-routine transactions; and

•

The Company implemented a checklist of controls and procedures to follow to ensure the appropriate allocation of consideration related to future acquisitions between purchase price and compensation expense.

Management believes that these actions have remediated the previously identified material weakness. However, as we did not become aware of any significant deficiencies related to any non-routine similar transactions during the quarter ended March 31, 2007 nor did any acquisitions occur subsequent to the implementation of additional controls and procedures, the Company has not completed its evaluation of the corrective process and procedures. In addition, it has not completed the documentation and testing it will be required to do for the fiscal year ending December 31, 2007 under Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules and regulations.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration (a)	Exemption Claimed (b)	Purchaser or “Recipient”	Assets Purchased
January 5, 2007	Common Stock	49,911	Section 4(2)	Abros Enterprise Limited	(d)
January 31, 2007	Common Stock	20,126	Section 4(2)	Haddon Jackson Associates	(d)
January 31, 2007	Common Stock	38,553	Section 4(2)	LeClerc Juricomptables, Inc.	(d)
January 31, 2007	Common Stock	5,032	Section 4(2)	Devito Consulting, Inc.	(c)
February 8, 2007	Common Stock	143,379	Section 4(2)	Casas, Benjamin & White, LLC	(c)
February 21, 2007	Common Stock	14,866	Section 4(2)	Tedd Avey & Associates Ltd.	(e)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.
(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
(d)	The Company purchased all of the outstanding equity interests of this entity and, as such, these shares were issued to the owner(s) of the entity.
(e)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner (s) of the entity.

On April 26, 2007, the Company announced that its Board of Directors approved a $300.0 million share repurchase authority. The Company did not repurchase any shares of its common stock during the first quarter of 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company was held on April 27, 2007.

Two nominees, Governor James R. Thompson and Mr. Samuel K. Skinner, were elected as Directors to the Board of Directors for a term expiring at the Annual Meeting of Stockholders in 2010. The vote for Governor Thompson was 48,131,964 shares for and 3,176,081 shares to withhold authority. The vote for Mr. Skinner was 47,110,762 shares for and 4,197,283 shares to withhold authority. Messrs. Goodyear, Gildehaus and Pond and Ms. Jarrett’s terms as Director continued.

The proposal to amend the 2005 Long-Term Incentive Plan was approved. The vote for such approval was 35,703,405 shares for, 10,856,783 shares against, and 148,498 shares abstained, with 4,599,359 broker non-votes.

KPMG LLP was ratified as the Company’s independent accountants for the year 2007. The vote for such ratification was 50,674,615 shares for, 587,766 shares to withhold authority and 45,664 shares abstained.

Item 6.	Exhibits

The following exhibits are filed with the Form 10-Q:

Exhibit 10.1 –	2005 Long-Term Incentive Plan, as amended (incorporated by reference from the Company’s Notice and Proxy Statement dated March 28, 2007)

Exhibit 10.2 –	Form of Restricted Stock Award Agreement (incorporated by reference from the Company’s Current Report on Form 8-K dated March 9, 2007)

Exhibit 10.3 –	Form Non-Qualified Stock Option Award (incorporated by reference from the Company’s Current Report on Form 8-K dated March 9, 2007)

Exhibit 10.4 –	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference from the Company’s Current Report on Form 8-K dated March 9, 2007)

Exhibit 10.5 –	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan Third, effective as of April 16, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K dated April 17, 2007)

Exhibit 31.1 –	Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2 –	Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1 –	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks
Executive Vice President and Chief Financial Officer

Date: May 4, 2007