Form 10-Q
period 2007-06-30
NAVIGANT CONSULTING INC
filed 2007-08-03
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-12173

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

As of August 3, 2007, 48.0 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2007

“Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,691	$11,745
Accounts receivable, net	195,970	168,062
Prepaid expenses and other current assets	20,382	9,396
Deferred income taxes	10,142	11,042

Total current assets	246,185	200,245
Property and equipment, net	58,872	51,164
Intangible assets, net	49,089	38,416
Goodwill	403,086	359,705
Other assets	8,832	2,828

Total assets	$766,064	$652,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,220	$11,667
Accrued liabilities	10,428	5,254
Accrued compensation-related costs	37,093	48,926
Income taxes payable	4,960	5,907
Notes payable	7,600	1,000
Bank debt	2,250	33,567
Other current liabilities	26,991	23,421

Total current liabilities	101,542	129,742
Non-current liabilities:
Deferred income taxes	24,221	19,164
Notes payable	1,501	5,786
Long term bank debt	301,247	—
Other non-current liabilities	15,931	11,090

Total non-current liabilities	342,900	36,040

Total liabilities	444,442	165,782

Stockholders’ equity:
Preferred stock	—	—
Common stock	57	56
Additional paid-in capital	540,759	519,073
Deferred stock issuance	5,299	7,150
Treasury stock	(250,784)	(38,663)
Retained earnings (Accumulated deficit)	18,473	(4,214)
Accumulated other comprehensive income	7,818	3,174

Total stockholders’ equity	321,622	486,576

Total liabilities and stockholders’ equity	$766,064	$652,358

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended June 30,
	2007	2006
Revenues before reimbursements	$169,650	$147,691
Reimbursements	19,983	17,298

Total revenues	189,633	164,989
Cost of services before reimbursable expenses	105,849	84,668
Reimbursable expenses	19,983	17,298

Total costs of services	125,832	101,966
General and administrative expenses	34,144	32,018
Depreciation expense	3,995	3,221
Amortization expense	3,784	2,616

Operating income	21,878	25,168
Interest expense	2,469	1,622
Interest income	(144)	(75)
Other income, net	(117)	(21)

Income before income taxes	19,670	23,642
Income tax expense	8,320	9,680

Net income	$11,350	$13,962

Basic net income per share	$0.22	$0.26
Shares used in computing basic net income per share	52,432	52,777
Diluted net income per share	$0.21	$0.26
Shares used in computing diluted net income per share	54,126	54,664

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the six months ended June 30,
	2007	2006
Revenues before reimbursements	$334,488	$296,810
Reimbursements	38,435	34,429

Total revenues	372,923	331,239
Cost of services before reimbursable expenses	207,083	172,196
Reimbursable expenses	38,435	34,429

Total costs of services	245,518	206,625
General and administrative expenses	68,547	62,938
Other operating costs	1,277	—
Depreciation expense	7,716	6,171
Amortization expense	7,420	4,895

Operating income	42,445	50,610
Interest expense	3,440	2,719
Interest income	(273)	(315)
Other income, net	(108)	(220)

Income before income taxes	39,386	48,426
Income tax expense	16,699	20,658

Net income	$22,687	$27,768

Basic net income per share	$0.42	$0.53
Shares used in computing basic net income per share	53,485	52,208
Diluted net income per share	$0.41	$0.51
Shares used in computing diluted net income per share	55,017	54,096

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$22,687	$27,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,716	6,171
Amortization expense	7,420	4,895
Share-based compensation expense	8,710	6,827
Accretion of interest expense	350	445
Deferred income taxes	2,523	2,906
Other, net	351	—
Changes in assets and liabilities:
Accounts receivable	(22,687)	(13,476)
Prepaid expenses and other current assets	(8,646)	(1,309)
Accounts payable	(74)	(492)
Accrued liabilities	4,122	(2,813)
Accrued compensation-related costs	(8,533)	(10,865)
Income taxes payable	(1,883)	4,414
Other current liabilities	(1,135)	1,908

Net cash provided by operating activities	10,921	26,379

Cash flows from investing activities:
Purchases of property and equipment	(14,430)	(15,243)
Acquisitions of businesses, net of cash acquired	(37,925)	(42,197)
Payments of acquisition liabilities	(2,165)	(11,115)
Other, net	(1,269)	(1,894)

Net cash used in investing activities	(55,789)	(70,449)

Cash flows from financing activities:
Issuances of common stock	5,569	5,048
Borrowings from banks, net	40,903	34,861
Proceeds from term loan from banks	225,000	—
Repurchases of common stock	(218,429)	—
Other, net	(229)	1,553

Net cash provided by financing activities	52,814	41,462

Net increase (decrease) in cash and cash equivalents	7,946	(2,608)
Cash and cash equivalents at beginning of the period	11,745	14,871

Cash and cash equivalents at end of the period	$19,691	$12,263

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for these interim periods.

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

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

Note 2. Acquisitions

On January 5, 2007, the Company acquired Abros Enterprise Limited (“Abros”) for $11.9 million, which consisted of $9.9 million in cash and $1.0 million of the Company’s common stock paid at closing, and notes payable totaling $1.0 million (payable in two equal installments on the first and second anniversaries of the closing date). The Company acquired assets of $3.3 million, including $1.8 million in cash, and assumed liabilities of $1.4 million. As part of the purchase price allocation, the Company recorded $4.0 million in identifiable intangible assets and $8.1 million in goodwill, which included $1.2 million of deferred income taxes and $0.9 million of acquisition-related costs. Abros offers strategic planning, financial analysis and implementation advice for public sector infrastructure projects. Abros was comprised of 15 consulting professionals located in the United Kingdom and was included in the Dispute, Investigative & Regulatory Advisory Services operating segment.

On June 8, 2007, the Company acquired Bluepress Limited, a holding company which conducts business through its wholly-owned subsidiary, Augmentis PLC (“Augmentis”), for $16.3 million, which consisted of $15.3 million in cash paid at closing and $1.0 million of the Company’s common stock paid in July 2007. In June 2007, as part of the purchase agreement, the Company received $4.0 million in cash as an adjustment to the purchase price consideration. As part of the purchase price allocation, the Company recorded $4.9 million in identifiable intangible assets and $13.0 million in goodwill, which included $1.5 million of deferred income taxes and $0.1 million in acquisition-related costs. Augmentis provides program management consulting services to support public sector infrastructure projects. Augmentis was comprised of 24 consulting professionals located in the United Kingdom and was included in the Dispute, Investigative & Regulatory Advisory Services operating segment.

On June 19, 2007, the Company acquired the assets of AMDC Corporation (“AMDC”) for $17.0 million, which consisted of $13.0 million in cash and $2.0 million of the Company’s stock paid at closing, and $2.0 million payable in cash on the first anniversary of the closing date. As part of the purchase price allocation, the Company recorded $4.1 million in identifiable intangible assets and $12.7 million in goodwill. AMDC provides strategy and implementation consulting services in relation to the development of hospital and healthcare facilities. AMDC was included in the Business, Financial & Operations Advisory Services operating segment and included approximately 23 consulting professionals.

The Company acquired other businesses during the six months ended June 30, 2007 for an aggregate purchase price of approximately $8.1 million. These acquisitions included 25 consulting professionals, most of whom provide consulting services in Canada.

The Company’s acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisitions. The allocation of purchase price for these acquisitions is preliminary, as the valuation of certain identifiable intangible assets has not been finalized. The Company expects to complete these valuations by the end of the third quarter of 2007.

The Company did not present pro forma analyses for the acquisitions described above as such acquisitions do not have a material impact on the consolidated financial statements. The aggregate revenues for the year 2006 related to the acquisitions described above was less than 5 percent of the Company’s revenues for 2006.

Note 3. Segment Information

The Company is organized in two business segments: Dispute, Investigative & Regulatory Advisory Services and Business, Financial & Operations Advisory Services. The Company evaluates the segments’ performance and allocates resources based upon the operating results and prospective returns of the business segments.

The Dispute, Investigative & Regulatory Advisory Services business segment provides consulting services to a wide range of clients facing the challenges of disputes, litigation, forensic investigations, discovery, program management and regulatory compliance. The clients of the Dispute, Investigative & Regulatory Advisory Services business segment often include corporate executive management and counsels, law firms, corporate boards and special committees. The Business, Financial & Operations Advisory Services business segment provides strategic, operational, financial and technical management consulting services, as well as claims advisory services, to the management of businesses in a variety of industries, including the healthcare, energy, financial and insurance industries. In accordance with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company identified these operating segments as reportable segments.

On January 1, 2007, the Company changed its management structure and, accordingly, transferred certain service offerings between the two reportable segments. Prior comparative segment data presented has been restated to reflect the changes.

Segment information for the three and six months ended June 30, 2007 and 2006 has been summarized and is presented in the table below (shown in thousands). Transactions between segments have been eliminated.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Total revenues:
Dispute, Investigative & Regulatory Advisory Services	$95,234	$79,773	$183,345	$156,147
Business, Financial & Operations Advisory Services	94,399	85,216	189,578	175,092

Total revenues	$189,633	$164,989	$372,923	$331,239

Operating profit:
Dispute, Investigative & Regulatory Advisory Services	$38,147	$38,221	$73,527	$70,056
Business, Financial & Operations Advisory Services	30,051	27,620	61,031	59,983

Total combined segment operating profit	68,198	65,841	134,558	130,039

Segment reconciliation to income before income taxes:

Unallocated:
General and administrative expenses	34,144	32,018	68,547	62,938
Depreciation expense	3,995	3,221	7,716	6,171
Amortization expense	3,784	2,616	7,420	4,895
Share-based compensation expense related to consulting personnel	4,397	2,818	7,153	5,425
Other operating costs	—	—	1,277	—
Other expense, net	2,208	1,526	3,059	2,184

Total unallocated expenses, net	48,528	42,199	95,172	81,613

Income before income taxes	$19,670	$23,642	$39,386	$48,426

During the six months ended June 30, 2007, the Company recorded $1.3 million for separation costs and severance, which was not allocated to segment operating profit. (See footnote 12 to the notes of the consolidated financial statements).

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

Note 4. Goodwill and Intangible Assets

Goodwill and other intangible assets consisted of (shown in thousands):

	June 30, 2007	December 31, 2006
Goodwill	$408,511	$365,130
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	403,086	359,705
Intangible assets:
Client lists and relationships	53,350	39,565
Non-compete agreements	15,881	13,381
Other	14,726	12,263

Intangible assets, at cost	83,957	65,209
Less—accumulated amortization	(34,868)	(26,793)

Intangible assets, net	49,089	38,416

Goodwill and intangible assets, net	$452,175	$398,121

As of June 30, 2007 and December 31, 2006, goodwill and intangible assets, net of amortization, was $293.9 million and $250.2 million for Dispute, Investigative & Regulatory Advisory Services and $158.3 million and $147.9 million for Business, Financial & Operations Advisory Services, respectively.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment test. During the second quarter of 2007, the Company completed an annual impairment test for its goodwill balances as of May 31, 2007. There was no indication of impairment to the Company’s goodwill balances. The Company reviewed the net book values and estimated useful lives by class of its intangible assets and considered facts and circumstances that could be an indication of impairment. As of June 30, 2007, there was no indication of impairment related to the Company’s intangible assets. The Company’s intangible assets have estimated useful lives which range up to nine years. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives. At June 30, 2007, the weighted average remaining life for the Company’s intangible assets was seven years.

The changes in carrying values of goodwill and intangible assets during the six months ended June 30, 2007 and 2006 are as follows (shown in thousands):

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Beginning of period—Goodwill, net	$359,705	$298,332
Goodwill acquired during the period	38,260	50,480
Foreign currency translation —goodwill	5,121	2,139

End of period—Goodwill, net	$403,086	$350,951

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Beginning of period—Intangible assets, net	$38,416	$20,423
Intangible assets acquired during the period	16,336	16,113
Foreign currency translation—intangible assets, net	1,757	594
Less —amortization expense	(7,420)	(4,895)

End of period—Intangible assets, net	$49,089	$32,235

For the businesses acquired during the six months ended June 30, 2007, the Company has allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, and backlog revenue. The Abros acquisition, which occurred on January 5, 2007, included $4.0 million in identifiable intangible assets and $8.1 million in goodwill as part of the purchase price allocation. The Augmentis acquisition, which occurred on June 8, 2007, included $4.9 million in identifiable intangible assets and $13.0 million in goodwill as part of the purchase price allocation. The AMDC acquisition, which occurred on June 19, 2007, included $4.1 million in identifiable intangible assets and $12.7 million in goodwill as part of the purchase price allocation. The allocation of purchase price for these acquisitions is preliminary, as the valuation of certain identifiable intangible assets has not been finalized. The Company expects to complete these valuations by the end of 2007.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2006, based on intangible assets recorded at June 30, 2007, and includes $7.4 million recorded in the six months ended June 30, 2007 (shown in thousands):

Year ending December 31,	Amount
2007	$14,396
2008	12,430
2009	10,599
2010	6,777
2011	6,067
Thereafter	6,070

Total	$56,339

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

For the three and six months ended June 30, 2007 and 2006, the components of basic and diluted shares (shown in thousands) (based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Common shares outstanding	52,143	52,294	53,180	51,740
Business combination obligations payable in a fixed number of shares	289	483	305	468

Basic shares	52,432	52,777	53,485	52,208
Employee stock options	649	770	651	784
Restricted shares and stock units	787	742	643	666
Business combination obligations payable in a fixed dollar amount of shares	115	261	138	277
Contingently issuable shares	143	114	100	161

Diluted shares	54,126	54,664	55,017	54,096

For both the three and six months ended June 30, 2007, the Company had outstanding stock options for approximately 300,000 shares which were excluded from the computation of diluted shares. For both the three and six months ended June 30, 2006, the Company had outstanding stock options for approximately 200,000 shares which were excluded from the computation of diluted shares. These shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

In connection with certain business acquisitions, the Company is obligated to issue a certain number of shares of its common stock. Obligations to issue a fixed number of shares are included in the basic and diluted earnings per share calculations. Obligations to issue a fixed dollar amount of shares, where the number of shares is based on the trading price of the Company’s shares at the time of issuance, are included in the diluted earnings per share calculation.

In accordance with SFAS No. 128, “Earnings per Share,” the Company uses the treasury stock method to calculate the dilutive effect of its common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers excess tax benefits or tax deficiencies that reduce or increase the dilutive effect of such shares being issued. The excess tax benefits or deficiencies are based on the difference between the market price of the Company’s common stock on the date the equity award is exercised or vested and the cumulative compensation cost of the stock options, restricted shares and restricted stock units. These excess tax benefits are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and as a component of financing cash flows in the accompanying consolidated statements of cash flows.

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2007 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2007	$486,576	53,881
Comprehensive income	27,331	—
Repurchases of common stock	(218,768)	(10,624)
Stock issued in acquisition-related transactions	6,191	390
Cash proceeds from employee stock option exercises and employee stock purchases	5,568	434
Vesting of restricted stock	—	412
Tax benefits on stock options exercised and restricted stock vested, net of deficiencies	1,204	—
Amortization of restricted stock awards	7,076	—
Amortization of stock option awards	399	—
Other share-based compensation expense	(26)	—
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan	638	—
Restricted stock issued to employees in lieu of annual cash bonus	5,767	—
Other, net - reclassified from liability to equity under SFAS No. 150	(334)	—

Stockholders’ equity at June 30, 2007	$321,622	44,493

As part of the annual bonus incentive compensation, the Company granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to its employees during the first quarter 2007. These shares, which had an aggregate value of $5.8 million based on the market value of the Company’s common stock price at the grant dates, vest six months from the grant dates.

In June 2007, the Company completed its modified “Dutch Auction” tender offer and purchased 10.6 million shares of its common stock at a purchase price of $20.50 per share, for a cost of $217.8 million. The Company recorded $1.0 million in management and agent fees related to the tender offer as part of the costs of the purchase of its common stock. The Company accounts for treasury stock transactions using the cost method.

Note 7. Share-based Compensation Expense

Share-based Compensation Expense

Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Amortization of restricted stock awards	$4,784	$2,803	$7,076	$5,285
Amortization of stock option awards	225	285	399	521
Fair value adjustment for variable accounting awards	(29)	32	(26)	(15)
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan	247	237	638	566
Other share-based compensation expense	220	186	623	470

Total share-based compensation expense	$5,447	$3,543	$8,710	$6,827

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of services	$4,397	$2,818	$7,153	$5,425
General and administrative expenses	1,050	725	1,557	1,402

Total share-based compensation expense	$5,447	$3,543	$8,710	$6,827

Restricted Stock Outstanding

As of June 30, 2007, the Company had 3.4 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $18.87 per share. The measurement price is the market price of the Company’s common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted under the Company’s Long Term Incentive Plan. Except for the awards issued in connection with the annual bonus incentive compensation, the majority of the awards outstanding at June 30, 2007 vest over four years in 25 percent annual installments from the grant date.

During the six months ended June 30, 2007, the Company issued 2.0 million shares of restricted stock related to annual bonus incentive compensation, performance incentive initiatives, and recruiting efforts. During the first quarter 2007, as part of the annual bonus incentive compensation, the Company granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to its employees. The Company also granted approximately 110,000 shares of restricted stock to its employees as a match for the annual bonus received in shares of restricted stock in lieu of cash. These shares vest in three equal installments over 18 months from the grant dates. On March 13, 2007, the Company issued 1.2 million shares of restricted stock, with an aggregate market value of $21.9 million based on the market value of the Company’s common stock price at the grant date, to key senior consultants as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to the Company’s consolidated operating performance. The compensation associated with these awards is being recognized over five years as the Company believes it is probable that the required performance targets will be achieved.

The following table summarizes restricted stock activity for the six months ended June 30, 2007 and 2006:

	2007		2006
	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price
Restricted stock outstanding at beginning of the period	1,963	$19.07	1,562	$16.45
Granted	2,037	18.70	1,277	19.75
Vested	(412)	19.02	(259)	19.73
Forfeited	(186)	18.86	(69)	20.23

Restricted stock outstanding at end of the period	3,402	$18.87	2,511	$17.71

As of June 30, 2007, the Company had $43.2 million of total compensation costs related to the outstanding or unvested restricted stock as of June 30, 2007 that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately three years.

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	June 30, 2007	December 31, 2006
Billed amounts	$144,749	$132,566
Engagements in process	68,985	53,358
Allowance for uncollectible accounts	(17,764)	(17,862)

Accounts receivable, net	$195,970	$168,062

Accounts receivable attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $120.0 million for the Dispute, Investigative & Regulatory Advisory Services and $76.0 million for the Business, Financial & Operations Advisory Services at June 30, 2007, compared with $98.7 million and $69.4 million, respectively, as of December 31, 2006.

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	June 30, 2007	December 31, 2006
Furniture, fixtures and equipment	$49,189	$48,334
Software	19,258	18,696
Leasehold improvements	41,866	31,458
Land and buildings	3,555	3,555

	113,868	102,043
Less: accumulated depreciation and amortization	(54,996)	(50,879)

Property and equipment, net	$58,872	$51,164

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	June 30, 2007	December 31, 2006
Deferred business acquisition obligations	$7,923	$6,177
Deferred revenue	13,652	13,426
Deferred rent	1,525	929
Other liabilities	3,891	2,889

Total other current liabilities	$26,991	$23,421

The deferred business acquisition obligations of $7.9 million at June 30, 2007 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of the Company’s common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. Included in the $7.9 million balance of deferred business acquisition obligations at June 30, 2007 were obligations totaling $2.7 million, which will be settled by the issuances of shares of the Company’s common stock. The number of shares to be issued will be based on the trading price of the Company’s common stock for a period of time prior to the issuance dates.

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (shown in thousands):

	June 30, 2007	December 31, 2006
Deferred business acquisition obligations	$780	$2,294
Deferred rent	13,628	6,508
Other non-current liabilities	1,523	2,288

Total other non-current liabilities	$15,931	$11,090

The deferred business acquisition obligations of $780,000 at June 30, 2007 consisted primarily of cash obligations. The liability amounts for deferred business acquisition obligations have been discounted to net present value. The deferred business acquisition obligations have due dates through January 2009. The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for the Company’s office facilities that expire at various dates through 2017.

Notes Payable—Current and Non-Current

As of June 30, 2007, as part of the purchase price agreements for acquired businesses, the Company had $9.1 million in notes payable, which included $7.6 million of obligations due within one year subsequent to June 30, 2007. The notes bear interest at annual interest rates of 5.6 percent to 6.4 percent.

The notes payable were as follows (shown in thousands):

	June 30, 2007	December 31, 2006
Note related to the Precept acquisition, due March 2008	$4,897	$4,786
Note related to the HP3 acquisition, due November 2007	1,000	1,000
Note related to the HP3 acquisition, due November 2008	1,000	1,000
Note related to the Abros acquisition, due January 2008	501	—
Note related to the Abros acquisition, due January 2009	501	—
Note acquired with the Augmentis acquisition	1,202	—

Total notes payable, current and non-current	$9,101	$6,786

The note acquired with the Augmentis acquisition was paid in July 2007.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the six months ended June 30, 2007, as part of the purchase price agreements for acquired businesses during the period, the Company entered into commitments to pay $4.1 million of deferred purchase price obligations and notes payable.

During the six months ended June 30, 2007, the Company recorded assets and liabilities of $0.9 million related to computer software. The liability is payable in two equal installments, in May 2008 and May 2009.

Other Information

Total interest paid during the six months ended June 30, 2007 and 2006 was $2.9 million and $2.2 million, respectively. Total income taxes paid were $15.2 million and $13.0 million during the six months ended June 30, 2007 and 2006, respectively.

Note 10. Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments as follows (shown in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income	$11,350	$13,962	$22,687	$27,768
Foreign currency translation adjustment	4,467	1,559	4,644	1,584

Comprehensive income	$15,817	$15,521	$27,331	$29,352

Note 11. Current and Long Term Bank Debt

On May 31, 2007, the Company amended and restated its bank borrowing credit agreement (the “Credit Agreement”) to increase its revolving line of credit capacity from $200.0 million to $275.0 million (the “Revolving Credit Facility”) and to obtain a $225.0 million unsecured term loan facility (the “Term Loan Facility”). The Company has the option to increase the Revolving Credit Facility up to $375.0 million. Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement extended the maturity to May 31, 2012.

Borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based at a variable rate equal to applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon the Company’s consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of June 30, 2007 the applicable margin on LIBOR loans under the Term Loan Facility and Revolving Credit Facility was 1.25% and 1.00%, respectively. As of June 30, 2007, the applicable margin for base rate loans under the Term Loan Facility and Revolving Credit Facility was 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.625% to 1.75% depending upon the Company’s performance and financial condition.

The Credit Agreement also includes certain financial covenants, including covenants that require that the Company maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) not less than 2.0:1. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants for financing transactions of this nature, subject to customary exceptions. These covenants will limit our ability to: incur liens or other encumbrances or make investments; incur indebtedness; enter into mergers, consolidations and asset sales; pay dividends or other distributions; change the nature of the business conducted by us; and engage in transactions with affiliates. The Company was in compliance with the terms of the Credit Agreement as of June 30, 2007 and with the terms of its prior credit agreement as of December 31, 2006.

As of June 30, 2007, the Company had aggregate borrowings of $303.5 million compared to $33.6 million as of December 31, 2006. The Company had $225.0 million outstanding under the Term Loan Facility as of June 30, 2007. The table below lists the maturities of debt outstanding as of June 30, 2007.

Year ending December 31,	Amount
2007	$1,125
2008	2,250
2009	2,250
2010	12,375
2011	22,500
2012, through May 31	262,997

Total	$303,497

The Company used the cash proceeds from the term loan primarily to repurchase shares of its common stock (see footnote 6 to the notes of the consolidated financial statements). The Company assumed bank borrowings of $2.4 million in connection with the Augmentis acquisition which was included in debt at June 30, 2007 and was refinanced in July with proceeds from the Revolving Credit Facility.

On July 2, 2007, the Company entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixes the Company’s LIBOR base rate for $165.0 million of the Company’s indebtedness at a rate of 5.30% during this period. The Company expects the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and plans to apply hedge accounting. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative will be recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on the Company’s indebtedness is recorded.

Note 12. Other Operating Costs

During the six months ended June 30, 2007, the Company recorded $1.3 million realignment costs which consisted of separation costs and severance. The Company paid $0.3 million during the six months ended June 30, 2007 and expects to pay the remaining $1.0 million during the remainder of 2007.

Note 13. Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and related disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted, as required, this interpretation on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s balance sheet or statement of operations.

As of the date of the adoption, the Company had approximately $1.7 million of total gross unrecognized tax benefits, which if recognized, would affect the effective income tax rate in future periods. In the next twelve months, the Company expects to reduce the reserve for uncertain tax positions by approximately $1.1 million due to settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0.4 million accrued for interest related to uncertain tax matters at June 30, 2007.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the effect of increased leverage as a result of obtaining financing for the tender offer, risks inherent in international operations including foreign currency fluctuations; pace, timing and integration of acquisitions; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; dependence on the expansion of and the increase in the Company’s service offerings and staff; conflicts of interest; potential loss of clients; risks inherent with litigation; significant client assignments; professional liability; potential legislative and regulatory changes; and general economic conditions. The Company cannot guarantee any future results, levels of activity, performance or achievement and also undertakes no obligation to update any of its forward-looking statements.

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

The Company’s revenues, margins and profits are generally not materially impacted by macro economic business trends, although a long term decline in the economies affecting the United States and Europe would likely impact the Company’s business. Examples of impacting events are natural disasters, legislative and regulatory changes, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.

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

Goodwill and Intangible Assets

Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, employee training methodology and materials, backlog revenue and trade names. Intangible assets, other than goodwill, are amortized on the straight-line method based on their estimated useful lives, ranging up to nine years.

Goodwill represents the difference between the purchase price of acquired businesses and the related fair value of the net assets acquired. The Company tests goodwill annually for impairment. This annual test is performed in the second quarter of each year by comparing the financial statement carrying value of each reporting unit to its fair value. The Company also reviews long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Considerable management judgment is required to estimate future cash flows. Assumptions used in the Company’s impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The Company did not recognize any impairment charges for goodwill or identifiable intangible assets subject to amortization during the periods presented.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company has not yet determined the effect that the adoption of SFAS No. 157 will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect that the adoption of SFAS No. 159 will have on our results of operations or financial position.

Results of Operations

2007 compared to 2006 – For the three month and six months periods ended June 30

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $169.7 million and $334.5 million for the three and six months ended June 30, 2007, respectively, compared to $147.7 million and $296.8 million for the corresponding periods in 2006, which represented increases in revenues before reimbursements of 15 percent and 13 percent, respectively.

Revenues before reimbursements for the three and six months ended June 30, 2007 increased over the corresponding periods in 2006 due to increases in the consultant headcount and an improved average rate per hour. The Company had 1,907 billable full time equivalent (“FTE”) consultants as of June 30, 2007, compared to 1,732 as of June 30, 2006, which represented an increase, net of attrition, of 10 percent, or 175 consultants. The headcount increase was due to the Company’s business acquisitions and recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had a significant impact on operating results. Because the Company’s bill rates are tiered in accordance with experience and level, increasing the number of senior level consultants improved the Company’s average rate per hour and was a contributing factor in the revenue increase. The increase in revenue before reimbursement during 2007 compared to 2006 was partially offset by a decrease in consultant utilization. The consultant utilization rates were 69 percent for both the three and six months ended June 30, 2007, compared to 70 percent and 71 percent for the corresponding periods in 2006. The Company calculated its utilization rate assuming a 2,080 hour base. Calculated on an industry standard 1,850 hour base, consultants utilization was 77 percent and 78 percent for the three and six months ended June 30, 2007, respectively compared to 78 percent and 79 percent for the corresponding periods in 2006.

Segment Total Revenues. Total revenues were $189.6 million and $372.9 million for the three and six months ended June 30, 2007, respectively, compared to $165.0 million and $331.2 million for the corresponding periods in 2006, which represented increases in revenues before reimbursements of 15 percent and 13 percent, respectively.

Total revenues for the Dispute, Investigative & Regulatory Advisory Services segment increased 19 percent, to $95.2 million and 18 percent to $183.3 million for the three and six months ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The increased revenues were partially attributable to strong growth in the Company’s United Kingdom operations, including the acquisitions of Precept Programme Management Limited in March 2006, Abros in January 2007 and Augmentis in June 2007.

Total revenues for the Business, Financial & Operations Advisory Services segment increased 10 percent, to $94.4 million and 8 percent to $189.6 million for the three and six months ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The increased revenues resulted from increased headcount in the segment, including the impact of acquiring HP3, Inc. in December 2006. The total revenues for Business, Financial & Operations Advisory Services included revenues from projects which are contingent on the attainment of certain contractual milestones or objectives. The increase in total revenues was partially offset by a decrease in the segment’s healthcare provider operations service offering. The Company anticipates new healthcare revenue in the segment from its acquisition of AMDC in June 2007.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $105.8 million and $207.1 million for the three and six months ended June 30, 2007, respectively, compared to $84.7 million and $172.2 million for the corresponding periods in 2006, which represented increases in costs of services before reimbursable expenses of 25 percent and 20 percent, respectively.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. As a percentage of revenues before reimbursements, cost of services before reimbursable expenses increased to 62 percent during the three months ended June 30, 2007 compared to 57 percent in the corresponding period in 2006, and increased to 62 percent during the six months ended June 30, 2007 compared to 58 percent in the corresponding period in 2006. The increase in cost of services before reimbursable expenses as a percentage of revenues before reimbursement increased primarily due to the lower utilization and higher consultant compensation levels.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services and all other support costs.

General and administrative expenses increased $2.1 million, or 7 percent, to $34.1 million for the three months ended June 30, 2007 and $5.6 million, or 9 percent, to $68.5 million for the six months ended June 30, 2007 when compared to the corresponding periods in 2006. The increase in general and administrative expenses was a result of incremental overhead costs related to acquired businesses, as well as the hiring of resources to support additional consulting personnel. General and administrative expenses were 20 percent of revenues before reimbursements for the three and six months ended June 30, 2007, compared to 22 percent and 21 percent for the three and six months ended June 30, 2006, respectively.

Other Operating Costs. During the first quarter of 2007, the Company recorded $1.3 million of realignment costs, which consisted of separation costs and severance. As the Company continues to work to improve its operating margin, the Company may incur additional realignment costs including severance and facility expense during the third quarter of 2007 that is expected to range near $2 million.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.

For the three and six months ended June 30, 2007, amortization expense was $3.8 million and $7.4 million, respectively, compared to $2.6 million and $4.9 million for the corresponding periods in 2006. The increase in amortization of intangible assets was primarily related to acquisitions made during 2006 and the first half of 2007.

Interest Expense. Interest expense includes interest on borrowed amounts under the Company’s credit facilities, amortization of debt refinancing costs, and accretion of interest related to deferred purchase price obligations.

For the three and six months ended June 30, 2007, interest expense was $2.5 million and $3.4 million, respectively, compared to $1.6 million and $2.7 million for the corresponding periods in 2006. The increase in interest expense was related to the increase in borrowings under the Company’s credit facilities. The Company increased borrowings to finance certain acquisitions made during the six months ended June 30, 2007 and to purchase shares of its common stock in June 2007.

Income tax expense. The effective income tax rate for the three and six months ended June 30, 2007 was 42 percent for both periods compared to 41 percent and 43 percent for the three and six months ended June 30, 2006, respectively.

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

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Number of FTE consultants as of June 30	1,907	1,732	1,907	1,732
Average number of FTE consultants	1,890	1,729	1,912	1,731
Average utilization of consultants, based on Company’s standard of 2,080 hours	69%	70%	69%	71%
Average utilization of consultants, based on industry standard of 1,850 hours	77%	78%	78%	79%
Number of administrative and management personnel as of June 30	553	494	553	494

The number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition during the period. The increase during 2007 compared to the prior year reflects the Company’s business acquisitions and recruiting efforts.

Liquidity and Capital Resources

Summary

The Company had $19.7 million in cash and cash equivalents at June 30, 2007, compared to $11.7 million at December 31, 2006. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $144.6 million at June 30, 2007, compared to $70.5 million at December 31, 2006. The increase in working capital was primarily attributed to the increase in accounts receivables and to the refinancing of the Company’s Credit agreement resulting in the Company’s debt being classified with $2.25 million as current and the remainder as non-current at June 30, 2007. As of December 31, 2006, the Company’s had $33.6 million of debt classified as current liabilities.

On May 31, 2007, the Company entered into the Credit Agreement to increase its revolving credit facility capacity from $200.0 million to $275.0 million and to obtain the Term Loan Facility of $225.0 million. The Company has the option to increase the Revolving Credit Facility up to $375.0 million. The Credit Agreement extended the maturity to May 31, 2012. The Company used the cash proceeds from the Term Loan Facility primarily to repurchase shares of its common stock.

In June 2007, the Company completed its modified “Dutch Auction” tender offer and purchased 10.6 million shares of its common stock at a purchase price of $20.50 per share, for a cost of $217.8 million. The Company recorded $1.0 million in management and agent fees related to the tender offer as part of the costs of the purchase of its common stock.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 87 days at June 30, 2007 compared to 83 days at June 30, 2006 and 78 days at December 31, 2006. Part of the increase in the Company’s DSO from the prior periods was attributable to the acquisitions of accounts receivables from the Company’s recent business combinations.

Cash Flow

Net cash provided by operating activities was $10.9 million for the six months ended June 30, 2007 compared to $26.4 million used for the six months ended June 30, 2006. For the six months ended June 30, 2007, the Company’s net income was $22.7 million, which included $15.1 million of depreciation and amortization expense, and $8.7 million of share-based compensation expense. The decrease in operating cash flows was primarily the result of additional investments in working capital during the six months ended June 30, 2007. The Company’s net operating cash flows during the six months ended June 30, 2007 included the impact of disbursing annual incentive compensation and a $22.7 million increase in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2007 was $55.8 million, compared to $70.4 million for the six months ended June 30, 2006. The $14.6 million decrease in the use of cash for investing activities was primarily related to lower spending on deferred purchase price obligations during 2007 compared to 2006, which represented $9.0 million of the decrease. The Company spent $37.9 million, net of $2.2 million cash acquired, for acquisitions consummated during the six months ended June 30, 2007 compared to $42.2 million for the same period in 2006.

Net cash provided by financing activities for the six months ended June 30, 2007 was $52.8 million, compared to $41.5 million for the six months ended June 30, 2006. The increase in cash provided by financing activities is primarily related to cash proceeds from bank borrowings to finance operations and acquisitions. During the six months ended June 30, 2007, the Company had cash proceeds of $40.9 million from the Revolving Credit Facility and $225.0 million from the Term Loan Facility, of which $218.4 million was used to purchase shares of its common stock.

Debt, Commitments and Capital

On May 31, 2007, the Company entered into the Credit Agreement to increase its revolving credit capacity from $200.0 million to $275.0 million and to obtain the Term Loan Facility of $225.0 million, aggregating $500 million. The Company has the option to increase the Revolving Credit Facility up to $375.0 million. The Credit Agreement extended the maturity to May 31, 2012.

Borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based at a variable rate equal to applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of June 30, 2007 the applicable margin on LIBOR loans under the Term Loan Facility and Revolving Credit Facility was 1.25% and 1.00%, respectively. As of June 30, 2007, the applicable margin for base rate loans under the Term Loan Facility and Revolving Credit Facility was 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.625% to 1.75% depending upon the Company’s performance and financial condition.

The Credit Agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) not less than 2.0:1. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants for financing transactions of this nature, subject to customary exceptions. These covenants will limit our ability to: incur liens or other encumbrances or make investments; incur indebtedness; enter into mergers, consolidations and asset sales; pay dividends or other distributions; change the nature of the business conducted by us; and engage in transactions with affiliates. The Company was in compliance with the terms of the Credit Agreement as of June 30, 2007 and with the terms of its prior credit agreement as of December 31, 2006.

As of June 30, 2007, the Company had aggregate borrowings of $303.5 million compared to $33.6 million as of December 31, 2006. The Company had $225.0 million outstanding under the Term Loan Facility as of June 30, 2007.

As of June 30, 2007, the Company had total commitments of $454.7 million, which included $13.9 million in deferred business acquisition obligations, payable in cash and common stock, notes payable of $9.1 million, debt of $303.5 million, and $128.2 million in lease commitments. As of June 30, 2007, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of June 30, 2007 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	From July 1, 2007 to December 31, 2007	2008 to 2009	2010 to 2011	Thereafter
Deferred purchase price obligations	$13,861	$5,713	$8,148	$—	$—
Notes payable	9,101	2,202	6,899	—	—
Bank debt	303,497	1,125	4,500	34,875	262,997
Lease commitments	128,249	12,235	43,907	34,547	37,560

Total	$454,708	$21,275	$63,454	$69,422	$300,557

The Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. As of the date of the adoption, the Company had approximately $1.7 million of total gross unrecognized tax benefits, which if recognized, would affect the effective income tax rate in future periods. In the next twelve months, the Company expects to reduce the reserve for uncertain tax positions by approximately $1.1 million due to settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

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

As of June 30, 2007, the Company’s investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

On July 2, 2007, the Company entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixes the Company’s LIBOR base rate for $165.0 million of the Company’s indebtedness at a rate of 5.30% during this period. The Company expects the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and plans to apply hedge accounting. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative will be recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on the Company’s indebtedness is recorded.

Other than the certain deferred purchase price obligations, notes payable, and borrowings under the Credit Agreement, and the $165.0 million interest rate swap agreement, the Company did not have, at June 30, 2007, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company’s market risk associated with the Credit Agreement relates to changes in interest rates. As of June 30, 2007, borrowings under the Credit Agreement bear interest, in general, based at a variable rate equal to applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the Credit Agreement at June 30, 2007, each quarter point change in market interest rates would result in approximately a $346,000 change in annual interest expense, after considering the impact of the Company’s interest rate swap agreement entered into on July 2, 2007.

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company’s foreign currency exchange rate risk includes operating cash and debt denominated in foreign currency, which is used to fund foreign operations. At June 30, 2007, the Company had net assets of approximately $48.8 million with a functional currency of the United Kingdom Pounds Sterling and $13.3 million with a functional currency of the Canadian Dollars related to its operations in the United Kingdom and Canada, respectively.

Item 4.	Controls and Procedures

Under the supervision of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on the remediation steps discussed below taken with respect to the previously disclosed material weakness, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

None.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2007, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration (a)	Exemption Claimed (b)		Purchaser or “Recipient”	Assets Purchased
January 5, 2007	Common Stock	49,911	Section 4	(2)	Abros Enterprise Limited	(d	)
January 31, 2007	Common Stock	20,126	Section 4	(2)	Haddon Jackson Associates	(d	)
January 31, 2007	Common Stock	38,553	Section 4	(2)	LeClerc Juricomptables, Inc.	(d	)
January 31, 2007	Common Stock	5,032	Section 4	(2)	Devito Consulting, Inc.	(c	)
February 8, 2007	Common Stock	143,379	Section 4	(2)	Casas, Benjamin & White, LLC	(c	)
February 21, 2007	Common Stock	14,866	Section 4	(2)	Tedd Avey & Associates Ltd.	(e	)
April 15, 2007	Common Stock	18,019	Section 4	(2)	Tiber Group, LLP	(c	)
June 19, 2007	Common Stock	100,000	Section 4	(2)	AMDC Corporation	(f	)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.
(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
(d)	The Company purchased all of the outstanding equity interests of this entity and, as such, these shares were issued to the owner(s) of the entity.
(e)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner(s) of the entity.
(f)	Shares represent payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchase Under the Plans or Programs (1)
April 1 to April 30	—	—	—	—
May 1 to May 31	—	—	—	$300,000,000
June 1 to June 30	10,623,624	$20.50	10,623,624	$82,215,708

(1)	The $300 million repurchase authority was announced on April 26, 2007. The repurchase authority expires on December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

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

Item 5.	Other Information

The Company has signed a definitive and binding agreement to acquire Troika (UK) Limited. Troika provides consultancy services to the financial services industry covering operations performance improvement; product and distribution strategies; organization, people and change; and IT effectiveness and transaction support. Troika is based in London and includes more than 40 billable consultants.

Item 6.	Exhibits

The following exhibits are filed with the Form 10-Q:

Exhibit 3.1 –	Amended and Restated Bylaws of the Company as of July 25, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 25, 2007).

Exhibit 10.1 –	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan , effective as of April 16, 2007 ( incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2007).

Exhibit 10.2 –	Fourth Amended and Restated Credit Agreement among Navigant Consulting, Inc., the foreign borrowers identified therein, certain subsidiaries of Navigant Consulting, Inc. identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2007).

Exhibit 10.3 –	A Form 8-K dated July 25, 2007 reporting under item 8.01 of Form 8-K that the Company announced the hiring of Mr. Scott J. Krenz, who will become Executive Vice President and Chief Financial Officer in August 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2007).

Exhibit 31.1 –	Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2 –	Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1 –	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

By:	/S/ BEN W. PERKS
Ben W. Perks
Executive Vice President and Chief Financial Officer

Date: August 3, 2007