Form 10-Q
period 2007-09-30
NAVIGANT CONSULTING INC
filed 2007-11-09
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-12173

Navigant Consulting, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4094854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606

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

As of November 9, 2007, 48.4 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

“Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,149	$11,745
Accounts receivable, net	202,097	168,062
Prepaid expenses and other current assets	16,771	9,396
Deferred income taxes	12,359	11,042

Total current assets	252,376	200,245
Property and equipment, net	55,366	51,164
Intangible assets, net	64,590	38,416
Goodwill	433,344	359,705
Other assets	8,515	2,828

Total assets	$814,191	$652,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,574	$11,667
Accrued liabilities	10,539	5,254
Accrued compensation-related costs	56,201	48,926
Income taxes payable	3,037	5,907
Notes payable	6,465	1,000
Bank debt	2,250	33,567
Other current liabilities	24,697	23,421

Total current liabilities	111,763	129,742
Non-current liabilities:
Deferred income taxes	30,909	19,164
Notes payable	6,465	5,786
Other non-current liabilities	18,181	11,090
Term loan non-current	222,188	—
Bank borrowings non-current	85,960	—

Total non-current liabilities	363,703	36,040

Total liabilities	475,466	165,782

Stockholders’ equity:
Preferred stock	—	—
Common stock	58	56
Additional paid-in capital	546,061	519,073
Deferred stock issuance	2,828	7,150
Treasury stock	(242,284)	(38,663)
Retained earnings (Accumulated deficit)	23,206	(4,214)
Accumulated other comprehensive income	8,856	3,174

Total stockholders’ equity	338,725	486,576

Total liabilities and stockholders’ equity	$814,191	$652,358

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended September 30,
	2007	2006
Revenues before reimbursements	$167,057	$150,380
Reimbursements	23,790	20,906

Total revenues	190,847	171,286
Cost of services before reimbursable expenses	104,405	85,259
Reimbursable expenses	23,790	20,906

Total costs of services	128,195	106,165
General and administrative expenses	35,680	32,445
Depreciation expense	4,189	3,709
Amortization expense	5,378	2,401
Other operating costs	3,297	9,334

Operating income	14,108	17,232
Interest expense	6,021	1,316
Interest income	(158)	(51)
Other expense (income), net	58	(19)

Income before income taxes	8,187	15,986
Income tax expense	3,454	7,425

Net income	$4,733	$8,561

Basic net income per share	$0.10	$0.16
Shares used in computing basic net income per share	45,263	53,471
Diluted net income per share	$0.10	$0.16
Shares used in computing diluted net income per share	46,462	55,090

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the nine months ended September 30,
	2007	2006
Revenues before reimbursements	$501,545	$447,190
Reimbursements	62,225	55,335

Total revenues	563,770	502,525
Cost of services before reimbursable expenses	311,488	257,455
Reimbursable expenses	62,225	55,335

Total costs of services	373,713	312,790
General and administrative expenses	104,227	95,383
Depreciation expense	11,905	9,880
Amortization expense	12,798	7,296
Other operating costs	4,574	9,334

Operating income	56,553	67,842
Interest expense	9,461	4,035
Interest income	(431)	(366)
Other expense (income), net	(50)	(239)

Income before income taxes	47,573	64,412
Income tax expense	20,153	28,083

Net income	$27,420	$36,329

Basic net income per share	$0.54	$0.69
Shares used in computing basic net income per share	50,744	52,629
Diluted net income per share	$0.53	$0.67
Shares used in computing diluted net income per share	52,165	54,427

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,420	$36,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,905	9,880
Amortization expense	12,798	7,296
Share-based compensation expense	13,378	9,534
Accretion of interest expense	572	620
Deferred income taxes	2,044	717
Gain on sale of property	(2,201)	—
Other, net	730	—
Changes in assets and liabilities:
Accounts receivable	(22,360)	(22,539)
Prepaid expenses and other current assets	(8,177)	(2,137)
Accounts payable	(4,635)	(1,259)
Accrued liabilities	3,135	8,257
Accrued compensation-related costs	9,267	2,264
Income taxes payable	(5,919)	(1,693)
Other current liabilities	4,062	4,152

Net cash provided by operating activities	42,019	51,421

Cash flows from investing activities:
Purchases of property and equipment	(18,648)	(19,460)
Proceeds from sale of property	4,028	—
Acquisitions of businesses, net of cash acquired	(65,250)	(42,252)
Payments of acquisition liabilities	(4,465)	(13,365)
Other, net	(1,916)	(940)

Net cash used in investing activities	(86,251)	(76,017)

Cash flows from financing activities:
Issuances of common stock	6,795	7,835
Borrowings from banks, net	46,756	11,652
Payment of notes payable	(5,967)	—
Proceeds from term loan	225,000	—
Payment of term loan installment	(563)	—
Repurchases of common stock	(218,429)	—
Other, net	44	4,492

Net cash provided by financing activities	53,636	23,979

Net increase (decrease) in cash and cash equivalents	9,404	(617)
Cash and cash equivalents at beginning of the period	11,745	14,871

Cash and cash equivalents at end of the period	$21,149	$14,254

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

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

Note 2. Acquisitions

On January 5, 2007, the Company acquired Abros Enterprise Limited (“Abros”) for $11.9 million, which consisted of $9.9 million in cash and $1.0 million of the Company’s common stock paid at closing, and notes payable totaling $1.0 million (payable in two equal installments on the first and second anniversaries of the closing date). The Company acquired assets of $3.3 million, including $1.8 million in cash, and assumed liabilities of $1.4 million. As part of the purchase price allocation, the Company recorded $4.0 million in identifiable intangible assets and $8.4 million in goodwill, which included $1.2 million of deferred income taxes. Additionally, the Company paid $0.3 million of acquisition-related costs. As part of the purchase agreement, the Company acquired an office lease agreement which the Company intends to terminate. The Company recorded $0.5 million to goodwill and accrued liabilities for the additional acquisition-related costs to exit the activity of the acquired business. In addition, the Company paid $0.4 million related to adjustments to the net assets value acquired from Abros. Abros offers strategic planning, financial analysis and implementation advice for public sector infrastructure projects. Abros was comprised of 15 consulting professionals located in the United Kingdom and was included in the Dispute, Investigative & Regulatory Advisory Services operating segment.

On June 8, 2007, the Company acquired Bluepress Limited, a holding company which conducts business through its wholly-owned subsidiary, Augmentis PLC (“Augmentis”), for $16.3 million, which consisted of $15.3 million in cash paid at closing and $1.0 million of the Company’s common stock paid in July 2007. The Company acquired assets of $2.9 million and assumed liabilities of $7.0 million. In June 2007, as part of the purchase agreement, the Company received $4.0 million in cash as an adjustment to the purchase price consideration related to the assumption of debt assumed at the closing date, which was paid off during the exchange or shortly thereafter. As part of the purchase price allocation, the Company recorded $6.8 million in identifiable intangible assets and $12.2 million in goodwill, which included $2.0 million of deferred income taxes. Additionally, the Company paid $0.5 million in acquisition-related costs. Augmentis provides program management consulting services to support public sector infrastructure projects. Augmentis was comprised of 24 consulting professionals located in the United Kingdom and was included in the Dispute, Investigative & Regulatory Advisory Services operating segment.

On June 19, 2007, the Company acquired the assets of AMDC Corporation (“AMDC”) for $17.0 million, which consisted of $13.0 million in cash and $2.0 million of the Company’s common stock paid at closing, and $2.0 million payable in cash on the first anniversary of the closing date. As part of the purchase price allocation, the Company recorded $6.1 million in identifiable intangible assets and $10.8 million in goodwill. AMDC provides strategy and implementation consulting services in relation to the development of hospital and healthcare facilities. AMDC was included in the Business, Financial & Operations Advisory Services operating segment and included 23 consulting professionals.

On July 30, 2007, the Company acquired Troika (UK) Limited (“Troika”) for $44.5 million, which consisted of $30.8 million in cash paid at closing, $3.9 million of the Company’s common stock paid in September 2007, and notes payable totaling $9.8 million (payable in two equal installments on the first and second anniversaries of the closing date). The Company acquired assets of $10.3 million, including $3.4 million in cash, and assumed liabilities of $5.9 million. As part of the purchase price allocation, the Company recorded $14.2 million in identifiable intangible assets and $30.4 million in goodwill, which included $4.3 million of deferred income taxes. Additionally, the Company paid $0.3 million of acquisition-related costs. Troika provides consultancy services to the financial services and insurance industry covering operations performance improvement; product and distribution strategies; organization, people and change; and IT effectiveness and transaction support. Troika was included in the Business, Financial & Operations Advisory Services operating segment and included 42 consulting professionals located in the United Kingdom.

The Company acquired other businesses during the nine months ended September 30, 2007 for an aggregate purchase price of approximately $8.1 million. As part of the purchase price allocations for these acquisitions, the Company recorded $3.9 million in identifiable intangible assets and $4.9 million in goodwill, which included $1.5 million of deferred income taxes. These acquisitions included 25 consulting professionals, most of whom provide consulting services in Canada.

The Company’s acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the date of the acquisition. The allocation of purchase price for these acquisitions is preliminary, as the valuation of certain identifiable intangible assets has not been finalized. The Company expects to complete these valuations by the end of 2007.

The following table summarizes certain supplemental unaudited pro forma financial information of the Company which was prepared as if the 2007 acquisitions noted above and the HP3, Inc. and Precept Programme Management Limited acquisitions in 2006 had occurred as of the beginning of the periods presented. The unaudited pro-forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the quarter ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenues	$193,216	$191,109	$589,387	$564,971

Net income	$4,736	$8,247	$26,496	$35,546
Basic net income per share	$0.10	$0.15	$0.52	$0.68
Diluted net income per share	$0.10	$0.15	$0.51	$0.65

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

Segment information for the three and nine months ended September 30, 2007 and 2006 has been summarized and is presented in the table below (shown in thousands). Transactions between segments have been eliminated.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenues:
Dispute, Investigative & Regulatory Advisory Services	$94,430	$86,574	$277,775	$242,721
Business, Financial & Operations Advisory Services	96,417	84,712	285,995	259,804

Total revenues	$190,847	$171,286	$563,770	$502,525

Operating profit:
Dispute, Investigative & Regulatory Advisory Services	$35,568	$38,453	$109,095	$108,509
Business, Financial & Operations Advisory Services	30,753	28,651	91,784	88,634

Total combined segment operating profit	66,321	67,104	200,879	197,143

Segment reconciliation to income before income taxes:

Unallocated:
General and administrative expenses	35,680	32,445	104,227	95,383
Depreciation expense	4,189	3,709	11,905	9,880
Amortization expense	5,378	2,401	12,798	7,296
Share-based compensation expense related to consulting personnel	3,669	1,983	10,822	7,408
Other operating costs	3,297	9,334	4,574	9,334
Other expense, net	5,921	1,246	8,980	3,430

Total unallocated expenses, net	58,134	51,118	153,306	132,731

Income before income taxes	$8,187	$15,986	$47,573	$64,412

During the periods presented above, the Company recorded other operating costs (see Note 12 for a description of such costs), which were not allocated to segment operating costs. Had the Company allocated other operating costs to its segments, the Company would have other operating costs attributable to Dispute, Investigative & Regulatory Advisory Services and Business, Financial & Operations Advisory Services of $2.2 million and $0.8 million, respectively, for the nine months ended September 30, 2007. The remaining $1.6 million of the other operating costs would have been reported in general and administrative expenses.

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

Note 4. Goodwill and Intangible Assets

Goodwill and other intangible assets consisted of (shown in thousands):

	September 30, 2007	December 31, 2006
Goodwill	$438,769	$365,130
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	433,344	359,705
Intangible assets:
Client lists and relationships	66,105	39,565
Non-compete agreements	21,183	13,381
Other	18,295	12,263

Intangible assets, at cost	105,583	65,209
Less—accumulated amortization	(40,993)	(26,793)

Intangible assets, net	64,590	38,416

Goodwill and intangible assets, net	$497,934	$398,121

As of September 30, 2007 and December 31, 2006, goodwill and intangible assets, net of amortization, was $295.8 million and $250.2 million for Dispute, Investigative & Regulatory Advisory Services and $202.1 million and $147.9 million for Business, Financial & Operations Advisory Services, respectively.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual goodwill impairment test. During the second quarter of 2007, the Company completed an annual impairment test for its goodwill balances as of May 31, 2007. There was no indication of impairment to the Company’s goodwill balances. The Company reviewed the net book values and estimated useful lives by class of its intangible assets and considered facts and circumstances that could be an indication of impairment. As of September 30, 2007, there was no indication of impairment related to the Company’s intangible assets. The Company’s intangible assets have estimated useful lives which range up to nine years. The Company will amortize the remaining net book values of intangible assets over their remaining useful lives. At September 30, 2007, the weighted average remaining life for the Company’s intangible assets was six years.

The changes in carrying values of goodwill and intangible assets during the nine months ended September 30, 2007 and 2006 are as follows (shown in thousands):

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Beginning of period—Goodwill, net	$359,705	$298,332
Goodwill acquired during the period	66,386	51,248
Foreign currency translation —goodwill	7,253	2,963

End of period—Goodwill, net	$433,344	$352,543

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Beginning of period—Intangible assets, net	$38,416	$20,423
Intangible assets acquired during the period	35,828	17,381
Foreign currency translation—intangible assets, net	3,144	1,259
Less —amortization expense	(12,798)	(7,296)

End of period—Intangible assets, net	$64,590	$31,767

For the businesses acquired during the nine months ended September 30, 2007, the Company has allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, and backlog revenue. The Abros acquisition, which occurred on January 5, 2007, included $4.0 million in identifiable intangible assets and $8.4 million in goodwill as part of the purchase price allocation. The Augmentis acquisition, which occurred on June 8, 2007, included $6.8 million in identifiable intangible assets and $12.2 million in goodwill as part of the purchase price allocation. The AMDC acquisition, which occurred on June 19, 2007, included $6.1 million in identifiable intangible assets and $10.8 million in goodwill as part of the purchase price allocation. The Troika acquisition, which occurred on July 30, 2007, included $14.2 million in identifiable intangible assets and $30.4 million in goodwill as part of the purchase price allocation. The allocation of purchase price for these acquisitions is preliminary, as the valuation of certain identifiable intangible assets has not been finalized. The Company expects to complete these valuations by the end of 2007.

Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2006, based on intangible assets recorded at September 30, 2007, and includes $12.8 million recorded in the nine months ended September 30, 2007 (shown in thousands):

Year ending December 31,	Amount
2007	$18,461
2008	17,190
2009	13,691
2010	9,012
2011	8,365
Thereafter	11,223

Total	$77,942

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

For the three and nine months ended September 30, 2007 and 2006, the components of basic and diluted shares (shown in thousands) (based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Common shares outstanding	44,915	53,058	50,425	52,179
Business combination obligations payable in a fixed number of shares	348	413	319	450

Basic shares	45,263	53,471	50,744	52,629
Employee stock options	556	694	620	754
Restricted shares and stock units	427	526	571	619
Business combination obligations payable in a fixed dollar amount of shares	119	225	131	259
Contingently issuable shares	97	174	99	166

Diluted shares	46,462	55,090	52,165	54,427

For the three and nine months ended September 30, 2007, the Company had outstanding stock options for approximately 500,000 and 400,000 shares, respectively, which were excluded from the computation of diluted shares. For both the three and nine months ended September 30, 2006, the Company had outstanding stock options for approximately 200,000 shares which were excluded from the computation of diluted shares. These shares were excluded from the diluted share computation because the shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

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

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2007 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2007	$486,576	53,881
Comprehensive income	33,102	—
Repurchases of common stock	(218,845)	(10,624)
Stock issued in acquisition-related transactions	11,132	826
Cash proceeds from employee stock option exercises and employee stock purchases	6,795	570
Vesting of restricted stock	—	948
Tax benefits on stock options exercised and restricted stock vested, net of deficiencies of $613	1,578	—
Amortization of restricted stock awards	11,649	—

	Dollars	Shares
Amortization of stock option awards	624	—
Fair value adjustment for variable accounting awards	(151)	—
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan	832	—
Restricted stock issued to employees in lieu of annual cash bonus	5,767	—
Other, net - reclassified from liability to equity under SFAS No. 150	(334)	—

Stockholders’ equity at September 30, 2007	$338,725	45,601

As part of the annual bonus incentive compensation, the Company granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to its employees during the first quarter 2007. These shares, which had an aggregate value of $5.8 million based on the market value of the Company’s common stock price at the grant dates, vested six months from the grant dates.

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

Note 7. Share-based Compensation Expense

Share-based Compensation Expense

Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Amortization of restricted stock awards	$4,573	$2,085	$11,649	$7,370
Amortization of stock option awards	225	283	624	804
Fair value adjustment for variable accounting awards	(125)	(69)	(151)	(84)
Discount given on employee stock purchase transactions through the Company’s Employee Stock Purchase Plan	194	162	832	728
Other share-based compensation expense	(199)	246	424	716

Total share-based compensation expense	$4,668	$2,707	$13,378	$9,534

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of services	$3,669	$1,983	$10,822	$7,408
General and administrative expenses	999	724	2,556	2,126

Total share-based compensation expense	$4,668	$2,707	$13,378	$9,534

Restricted Stock Outstanding

As of September 30, 2007, the Company had 2.7 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $19.44 per share. The measurement price is the market price of the Company’s common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted under the Company’s Long Term Incentive Plan.

During the nine months ended September 30, 2007, the Company issued 2.0 million shares of restricted stock related to annual bonus incentive compensation, performance incentive initiatives, and recruiting efforts. During the first quarter 2007, as part of the annual bonus incentive compensation, the Company granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to its employees. The Company also granted approximately 110,000 shares of restricted stock to its employees as a match for the annual bonus received in shares of restricted stock in lieu of cash. These shares vest in three equal installments over 18 months from the grant dates. On March 13, 2007 and April 30, 2007, the Company issued a total of 1.2 million shares of restricted stock, with an aggregate market value of $21.3 million based on the market value of the Company’s common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to the Company’s consolidated operating performance. The compensation associated with these awards is being recognized over five years as the Company believes it is probable that the required performance targets will be achieved over the five year period.

Except for the awards issued in connection with the annual bonus incentive compensation and the key leader incentive program, the remaining awards outstanding at September 30, 2007 vest over four years, generally, in 25 percent annual installments from the grant date.

The following table summarizes restricted stock activity for the nine months ended September 30, 2007 and 2006:

	2007		2006
	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price
Restricted stock outstanding at beginning of the period	1,963	$19.07	1,562	$16.45
Granted	1,983	18.71	1,440	19.77
Vested	(993)	17.34	(948)	15.58
Forfeited	(211)	18.97	(178)	19.37

Restricted stock outstanding at end of the period	2,742	$19.44	1,876	$18.03

As of September 30, 2007, the Company had $37.4 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately 3.75 years.

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable:

The components of accounts receivable were as follows (shown in thousands):

	September 30, 2007	December 31, 2006
Billed amounts	$147,606	$132,566
Engagements in process	76,927	53,358
Allowance for uncollectible accounts	(22,436)	(17,862)

Accounts receivable, net	$202,097	$168,062

Accounts receivable attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Accounts receivable, net of the allowance for uncollectible accounts, was $114.7 million for the Dispute, Investigative & Regulatory Advisory Services and $87.4 million for the Business, Financial & Operations Advisory Services at September 30, 2007, compared with $98.7 million and $69.4 million, respectively, as of December 31, 2006.

Property and Equipment:

Property and equipment were as follows (shown in thousands):

	September 30, 2007	December 31, 2006
Furniture, fixtures and equipment	$50,436	$48,334
Software	19,805	18,696
Leasehold improvements	42,175	31,458
Land and buildings	—	3,555

	112,416	102,043
Less: accumulated depreciation and amortization	(57,050)	(50,879)

Property and equipment, net	$55,366	$51,164

On September 28, 2007, the Company sold the property where its principal executive office was located for an aggregate purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.

As part of a restructuring initiative to reduce excess office space, the Company closed several offices. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a $1.5 million write down of leasehold improvements to other operating costs to reflect the change in estimated useful life of its abandoned offices (see Note 12).

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	September 30, 2007	December 31, 2006
Deferred business acquisition obligations	$5,036	$6,177
Deferred revenue	12,234	13,426
Deferred rent	2,039	929
Commitments for abandoned real estate	772	—
Other liabilities	4,616	2,889

Total other current liabilities	$24,697	$23,421

The deferred business acquisition obligations of $5.0 million at September 30, 2007 consisted of cash obligations ($3.3 million) and obligations to issue a fixed dollar amount of shares of the Company’s common stock ($1.7 million). The liability amounts for deferred business acquisition obligations have been discounted to net present value. The number of shares to be issued will be based on the trading price of the Company’s common stock for a period of time prior to the issuance dates.

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (shown in thousands):

	September 30, 2007	December 31, 2006
Deferred business acquisition obligations	$544	$2,294
Deferred rent	12,951	6,508
Commitments on abandoned real estate	465	—
Other non-current liabilities	4,221	2,288

Total other non-current liabilities	$18,181	$11,090

The deferred business acquisition obligations of $544,000 at September 30, 2007 consisted primarily of cash obligations. The liability amounts for deferred business acquisition obligations have been discounted to net present value. The deferred business acquisition obligations have due dates through January 2009. The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for the Company’s office facilities that expire at various dates through 2017.

Notes Payable—Current and Non-Current

As of September 30, 2007, as part of the purchase price agreements for acquired businesses, the Company had $12.9 million in notes payable, which included $6.5 million of obligations due within one year subsequent to September 30, 2007. The notes bear interest at annual interest rates of 5.7 percent to 7.1 percent, payable at maturity. As of September 30, 2007, accrued interest on the notes payable was $0.3 million.

The notes payable were as follows (shown in thousands):

	September 30, 2007	December 31, 2006
Note related to the Precept acquisition, due March 2008	$—	$4,786
Note related to the HP3 acquisition, due November 2007	1,000	1,000
Note related to the HP3 acquisition, due November 2008	1,000	1,000
Note related to the Abros acquisition, due January 2008	512	—
Note related to the Abros acquisition, due January 2009	512	—
Note related to the Troika acquisition, due July 2008	4,953	—
Note related to the Troika acquisition, due July 2009	4,953	—

Total notes payable, current and non-current	$12,930	$6,786

The note related to the Precept acquisition, which was due March 2008, was called and paid in September 2007.

Note 9. Supplemental Consolidated Cash Flow Information

Non-Cash Transactions

During the nine months ended September 30, 2007, as part of the purchase price agreements for acquired businesses during the period, the Company entered into commitments to pay $14.9 million of deferred purchase price obligations and notes payable.

During the nine months ended September 30, 2007, the Company recorded assets and liabilities of $0.9 million related to the purchase of computer software. The liability is payable in two equal installments, in May 2008 and May 2009.

Other Information

Total interest paid during the nine months ended September 30, 2007 and 2006 was $7.7 million and $2.9 million, respectively. Total income taxes paid were $22.9 million and $25.5 million during the nine months ended September 30, 2007 and 2006, respectively.

Note 10. Comprehensive Income

Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on the Company’s interest rate swap agreement, was as follows (shown in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income	$4,733	$8,561	$27,420	$36,329
Foreign currency translation adjustment	2,792	817	7,436	2,401
Unrealized net loss on interest rate derivative, net of tax benefit of $1,297	(1,754)	—	(1,754)	—

Comprehensive income	$5,771	$9,378	$33,102	$38,730

On July 2, 2007, the Company entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed the Company’s LIBOR base rate for $165.0 million of the Company’s indebtedness at a rate of 5.30% during this period. The Company expects the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and has recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on the Company’s indebtedness is recorded. As of September 30, 2007, the Company has a $3.1 million liability related to this interest rate derivative and has recorded a $1.8 million unrealized loss, net of a tax benefit of $1.3 million, to accumulated other comprehensive income for the three months and nine months ended September 30, 2007.

Note 11. Current and Long Term Bank Debt

On May 31, 2007, the Company amended and restated its bank borrowing credit agreement (the “Credit Agreement”) to increase its revolving line of credit capacity from $200.0 million to $275.0 million (the “Revolving Credit Facility”) and to obtain a $225.0 million unsecured term loan facility (the “Term Loan Facility”). The Company has the option to increase the Revolving Credit Facility up to $375.0 million. Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro.

At the option of the Company, borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based at a variable rate equal to applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon the Company’s consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of September 30, 2007 the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.00%, respectively. As of September 30, 2007, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon the Company’s performance and financial condition. For the quarter ended September 30, 2007 and 2006, the Company’s average borrowing rate under the Credit Agreement was 7.0% and 7.1%, respectively. For the nine months ended September 30, 2007 and 2006, the Company’s average borrowing rate under the Credit Agreement was 6.1% and 7.0%, respectively.

The Credit Agreement also includes certain financial covenants, including covenants that require that the Company maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2007, under the definitions in the Credit Agreement, the Company’s consolidated leverage ratio was 2.4:1 and its consolidated fixed charge coverage ratio was 3.1:1. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants for financing transactions of this nature, subject to customary exceptions. These covenants will limit the Company’s ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of its business and engage in transactions with affiliates. The Company was in compliance with the terms of the Credit Agreement as of September 30, 2007 and was in compliance with the terms of its prior credit agreement as of December 31, 2006.

As of September 30, 2007, the Company had aggregate borrowings of $310.4 million compared to $33.6 million as of December 31, 2006. The Company had $224.4 million outstanding under the Term Loan Facility as of September 30, 2007. Included in the aggregate borrowings, the Company had $86.0 million and $29.6 million at September 30, 2007 and December 31, 2006, respectively, of United Kingdom Pounds Sterling borrowings under the Company’s line of credit. Such amounts are used to fund its operations in the United Kingdom. The table below lists the maturities of debt outstanding as of September 30, 2007.

Year ending December 31,	Amount
2007	$562
2008	2,250
2009	2,250
2010	12,375
2011	22,500
2012, through May 31	270,461

Total	$310,398

The Company used the cash proceeds from the Term Loan Facility to fund operations and repurchase shares of its common stock (see Note 6 to the notes of the consolidated financial statements).

On July 2, 2007, the Company entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed the Company’s LIBOR base rate for $165.0 million of the Company’s indebtedness at a rate of 5.30% during this period. The Company expects the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and has recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on the Company’s indebtedness is recorded. As of September 30, 2007, the Company has a $3.1 million liability related to this interest rate derivative and has recorded a $1.8 million unrealized loss, net of a tax benefit of $1.3 million, to accumulated other comprehensive income for the three months and nine months ended September 30, 2007.

Note 12. Other Operating Costs

Other operating costs consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Separation costs and severance	$3,348	$—	$4,625	$—
Office closures obligations, discounted and net of expected sublease income	658	—	658	—
Write down of leasehold improvements	1,492	—	1,492	—
Gain on sale of property	(2,201)	—	(2,201)	—
Litigation charge	—	9,334	—	9,334

Other operating costs	$3,297	$9,334	$4,574	$9,334

During the quarter ended September 30, 2007, the Company implemented a plan to restructure its operations related to a cost savings initiative. The restructuring of the Company’s operations included involuntary professional consulting and administrative staff headcount reductions. The Company offered severance packages to approximately 60 consulting and administrative employees to reduce the capacity of its underperforming practices and to reduce the headcount of its administrative support staff. The Company recorded $3.3 million in severance-related costs associated with the reductions in workforce implemented during the third quarter ended September 30, 2007 which is expected to be paid by the end of 2007. During the first quarter ended March 31, 2007, the Company recorded $1.3 million realignment costs which consisted of separation costs and severance.

During the quarter ended September, 30, 2007, the Company began to eliminate duplicate facilities, consolidate and close certain offices. The Company recorded $0.7 million of expense associated with obligations related to the office closings and excess space reductions completed during the third quarter of 2007. The expense primarily consisted of rent obligations for the offices, net of expected sublease income. Such obligations are expected to be paid over the next five years and expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value.

In accordance to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a $1.5 million write down of leasehold improvements to other operating costs to reflect the change in the estimated useful life of its abandoned offices.

On September 28, 2007, the Company sold the property where its principal executive office was located for an aggregate purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.

During the quarter ended September 30, 2006, the Company recorded a litigation charge related to its dispute with City of Vernon, California. The Company subsequently settled the dispute during the fourth quarter of 2006 for $7.4 million.

The Company expects to record additional restructuring charges for real estate lease terminations and severance as other initiatives are completed. The Company believes these initiatives will result in charges estimated to be in the range of $7.0 million to $8.0 million during the fourth quarter of 2007.

The activity affecting the accrual for other operating charges during the nine months ended September 30, 2007 is as follows (shown in thousands):

	Office Space Reductions	Workforce Reductions
Charges to operations during the three months ended March 31, 2007	$—	$1,277
Charges to operations during the three months ended September 30, 2007	2,150	3,348

Total charges to operations	$2,150	$4,625
Utilized during the nine months ended September 30, 2007	(913)	(2,354)

Balance at September 30, 2007	$1,237	$2,271

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

As of the date of the adoption, the Company had approximately $1.7 million of total gross unrecognized tax benefits, which, if recognized, would affect the effective income tax rate in future periods. During the nine months ended September 30, 2007, the Company reduced its reserve for uncertain tax positions related to such unrecognized tax benefits by approximately $1.2 million due to the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for the years with uncertain positions. In the next twelve months, the Company expects to reduce the reserve for uncertain tax positions related to such unrecognized tax benefits by approximately $0.3 million due to settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material U.S. state and local and non U.S. income tax matters have been concluded for years through 2002. In most cases, the Company is not subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years before 2003.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0.1 million accrued for interest related to uncertain tax matters at September 30, 2007.

Item 2.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the effect of increased leverage pursuant to the Credit Agreement; risks inherent in international operations including foreign currency fluctuations; pace, timing and integration of acquisitions; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; dependence on the expansion of and the increase in the Company’s service offerings and staff; conflicts of interest; potential loss of clients; risks inherent with litigation; significant client assignments; professional liability; potential legislative and regulatory changes; and general economic conditions. The Company cannot guarantee any future results, levels of activity, performance or achievement. Also, the Company undertakes no obligation to update any of its forward-looking statements.

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

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of acquired businesses and the related fair value of the net assets acquired. The Company tests goodwill annually for impairment. This annual test is performed in the second quarter of each year by comparing the financial statement carrying value of each reporting unit to its fair value. The Company also reviews long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment testing and reviews may be impacted by, among other things, the Company’s expected operating performance, ability to retain key personnel, changes in operating segments and competitive environment.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company has not yet determined the effect that the adoption of SFAS No. 157 will have on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect that the adoption of SFAS No. 159 will have on the Company’s results of operations or financial position.

Results of Operations

2007 compared to 2006 – For the three month and nine month periods ended September 30

Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements were $167.1 million and $501.5 million for the three and nine months ended September 30, 2007, respectively, compared to $150.4 million and $447.2 million for the corresponding periods in 2006, which represented increases in revenues before reimbursements of 11 percent and 12 percent, respectively.

Revenues before reimbursements for the three and nine months ended September 30, 2007 increased over the corresponding periods in 2006 due to increases in consultant headcount and an improved average rate per hour. The Company had 2,009 billable full time equivalent (“FTE”) consultants as of September 30, 2007, compared to 1,781 as of September 30, 2006, which represented an increase, net of attrition and workforce reduction, of 13 percent, or 228 consultants. The headcount increase was due to the Company’s business acquisitions and recruiting efforts. The increased staffing levels, along with the commensurate client engagements required to support this increased headcount, had a significant impact on operating results. Because the Company’s bill rates are tiered in accordance with experience and level, increasing the number of senior level consultants improved the Company’s average rate per hour and was a contributing factor in the revenue increase. The increase in revenue before reimbursement during 2007 compared to 2006 was partially offset by a decrease in consultant utilization. The consultant utilization rates were 68 percent and 69 percent for both the three and nine months ended September 30, 2007, respectively, compared to 69 percent and 70 percent for the corresponding periods in 2006. The Company calculated its utilization rate assuming a 2,080 hour base. Calculated on an industry standard 1,850 hour base, consultant utilization was 77 percent for both the three and nine months ended September 30, 2007, compared to 78 percent for the corresponding periods in 2006.

Segment Total Revenues. Total revenues were $190.8 million and $563.8 million for the three and nine months ended September 30, 2007, respectively, compared to $171.3 million and $502.5 million for the corresponding periods in 2006, which represented increases in revenues before reimbursements of 11 percent and 12 percent, respectively.

Total revenues for the Dispute, Investigative & Regulatory Advisory Services segment increased 9 percent to $94.4 million and 14 percent to $277.8 million for the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006. Assuming the recent acquisitions operated at historic run rates, approximately 7 percent of the increased revenues during the three and nine months ended September 30, 2007 would have been attributable to such acquisitions. The majority of these acquisitions were in the United Kingdom, including the acquisitions of Precept Programme Management Limited in March 2006, Abros in January 2007, and Augmentis in June 2007. The segment revenue increase also included approximately $1.0 million and $2.0 million for the three and nine months ended September 30, 2007, respectively, from favorable exchange rates as the UK Pound strengthened against the US dollar. The remaining increase in revenue was the result of increased headcount offset by reduced utilization. Utilization was lower in certain geographic regions, particularly Canada and the central United States.

Total revenues for the Business, Financial & Operations Advisory Services segment increased 14 percent to $96.4 million and 10 percent to $286.0 million for the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006. Assuming the recent acquisitions operated at historic run rates, approximately 13 percent and 9 percent of the increased revenues during the three and nine months ended September 30, 2007 would have been attributable to such acquisitions. Such acquisitions include HP3, Inc. in December 2006, AMDC in June 2007 and Troika in July 2007. The remaining increase in revenues for the nine months ended September 30, 2007 included an approximately 4 percent increase in revenues from projects which are contingent on the attainment of certain contractual milestones or objectives offset by a 3 percent decrease in revenues due to lower headcount and revenue per consultant particularly in the segment’s healthcare provider operations service offering.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $104.4 million and $311.5 million for the three and nine months ended September 30, 2007, respectively, compared to $85.3 million and $257.5 million for the corresponding periods in 2006, which represented increases in costs of services before reimbursable expenses of 22 percent and 21 percent, respectively.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. As a percentage of revenues before reimbursements, cost of services before reimbursable expenses increased to 62 percent for the three months ended September 30, 2007, compared to 57 percent for the corresponding period in 2006, and increased to 62 percent for the nine months ended September 30, 2007 compared to 58 percent for the corresponding period in 2006. The increase in cost of services before reimbursable expenses as a percentage of revenues before reimbursement increased primarily due to the lower utilization and higher consultant compensation levels.

General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services and all other support costs.

General and administrative expenses increased $3.2 million, or 10 percent, to $35.7 million for the three months ended September 30, 2007 and $8.8 million, or 9 percent, to $104.2 million for the nine months ended September 30, 2007 when compared to the corresponding periods in 2006. The increase in general and administrative expenses was a result of incremental overhead costs related to acquired businesses, as well as the hiring of resources to support additional consulting personnel. General and administrative expenses were 21 percent of revenues before reimbursements for both the three and nine months ended September 30, 2007, compared to 22 percent and 21 percent for the three and nine months ended September 30, 2006, respectively.

Other Operating Costs. During the quarter ended September 30, 2007, the Company implemented a plan to restructure its operations related to a cost savings initiative. The restructuring of the Company’s operations included involuntary professional consulting and administrative staff headcount reductions. The Company offered severance packages to approximately 60 consulting and administrative employees to reduce the capacity of its underperforming practices and to reduce the headcount of its administrative support staff. The Company recorded $3.3 million in severance-related costs associated with the reductions in workforce implemented during the third quarter ended September 30, 2007 which is expected to be paid by the end of 2007. During the first quarter ended March 31, 2007, the Company recorded $1.3 million realignment costs which consisted of separation costs and severance.

During the quarter ended September, 30, 2007, the Company began to eliminate duplicate facilities, consolidate and close certain offices. The Company recorded $0.7 million of expense associated with obligations related to the office closings and excess space reductions completed during the third quarter of 2007. The expense primarily consisted of rent obligations for the offices, net of expected sublease income. Such obligations are expected to be paid over the next five years and expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value.

In accordance to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a $1.5 million write down of leasehold improvements to other operating costs to reflect the change in the estimated useful life of its abandoned offices.

On September 28, 2007, the Company sold the property where its principal executive office was located for an aggregate purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.

During the quarter ended September 30, 2006, the Company recorded a litigation charge of $9.3 million related to its dispute with City of Vernon, California. The Company subsequently settled the dispute during the fourth quarter of 2006 for $7.4 million.

The Company expects to record additional restructuring charges for real estate lease terminations and severance as other initiatives are completed. The Company believes these initiatives will result in charges estimated to be in the range of $7.0 million to $8.0 million during the fourth quarter of 2007.

Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.

For the three and nine months ended September 30, 2007, amortization expense was $5.4 million and $12.8 million, respectively, compared to $2.4 million and $7.3 million for the corresponding periods in 2006. The increase in amortization of identifiable intangible assets was primarily related to acquisitions made during 2006 and 2007.

Interest Expense. Interest expense includes interest on borrowed amounts under the Company’s credit facilities, amortization of debt refinancing costs, and accretion of interest related to deferred purchase price obligations.

For the three and nine months ended September 30, 2007, interest expense was $6.0 million and $9.5 million, respectively, compared to $1.3 million and $4.0 million for the corresponding periods in 2006. The increase in interest expense was related to the increase in borrowings under the Company’s credit facilities. The Company increased borrowings to finance certain acquisitions made during the nine months ended September 30, 2007 and to purchase shares of its common stock in June 2007.

Income tax expense. The effective income tax rate for the three and nine months ended September 30, 2007 was 42 percent for both periods compared to 46 percent and 44 percent for the three and nine months ended September 30, 2006, respectively. The decrease in the effective income tax rate during 2007 compared to 2006 primarily resulted from an additional Internal Revenue Service audit assessment of $0.5 million recorded in the third quarter of 2006 and the establishment of a valuation allowance for an expiring capital loss carry forward of approximately $0.5 million during the first quarter of 2006.

Human Capital Resources

The Company’s human capital resources include consulting professionals and administrative and management personnel. As a result of both recruiting activities and business acquisitions, the Company has a diverse pool of consultants and administrative support staff with various skills and experience. Recent acquisitions have broadened the Company’s international presence.

The Company had 2,009 billable FTE consultants as of September 30, 2007, compared to 1,781 as of September 30, 2006, which represented an increase, net of attrition and workforce reduction, of 13 percent, or 228 consultants. As of September 30, 2007, the Company added 242 consultants through acquisitions since September 30, 2006.

The following table shows the employee data for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Number of FTE consultants as of September 30	2,009	1,781	2,009	1,781
Average number of FTE consultants	1,962	1,752	1,952	1,738
Average utilization of consultants, based on Company’s standard of 2,080 hours	68%	69%	69%	70%
Average utilization of consultants, based on industry standard of 1,850 hours	77%	78%	77%	78%
Number of administrative and management personnel as of September 30	557	481	557	481

The number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition during the period. The increase during 2007 compared to the prior year reflects the Company’s business acquisitions and recruiting efforts.

Liquidity and Capital Resources

Summary

The Company had $21.1 million in cash and cash equivalents at September 30, 2007, compared to $11.7 million at December 31, 2006. The Company’s cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less.

Working capital, the excess of current assets over current liabilities, was $140.6 million at September 30, 2007, compared to $70.5 million at December 31, 2006. The increase in working capital was primarily attributed to the increase in accounts receivables and to the refinancing of the Company’s Credit Agreement, which resulted in the Company’s debt being classified primarily as non-current at September 30, 2007. As of December 31, 2006, the Company had $33.6 million of debt classified as current liabilities.

On May 31, 2007, the Company entered into the Credit Agreement to increase its Revolving Credit Facility from $200.0 million to $275.0 million and to obtain the Term Loan Facility of $225.0 million. The Company has the option to increase the Revolving Credit Facility up to $375.0 million. The Credit Agreement extended the maturity to May 31, 2012. The Company used the cash proceeds from the Term Loan Facility primarily for operations and to repurchase shares of its common stock.

In June 2007, the Company completed its modified “Dutch Auction” tender offer and purchased 10.6 million shares of its common stock at a purchase price of $20.50 per share, for a cost of $217.8 million. The Company recorded $1.0 million in management and agent fees related to the tender offer as part of the costs of the purchase of its common stock.

The Company calculates accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 90 days at September 30, 2007 compared to 84 days at September 30, 2006 and 78 days at December 31, 2006. Part of the increase in the Company’s DSO from the prior periods was attributable to the acquisition of accounts receivables from the Troika acquisition in July 2007. Excluding the impact of this acquisition, the Company’s DSO would have been 88 days at September 30, 2007.

Cash Flow

Net cash provided by operating activities was $42.0 million for the nine months ended September 30, 2007 compared to $51.4 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the Company’s net income was $27.4 million, which included $24.7 million of depreciation and amortization expense, and $13.4 million of share-based compensation expense. The decrease in operating cash flows was primarily the result of lower net income (including higher interest expense) and additional investments in working capital during the nine months ended September 30, 2007.

Net cash used in investing activities for the nine months ended September 30, 2007 was $86.3 million, compared to $76.0 million for the nine months ended September 30, 2006. The increase in the use of cash for investing activities was primarily related to the cash outlays for business acquisitions. The Company spent $65.3 million, net of $5.5 million cash acquired, for acquisitions consummated during the nine months ended September 30, 2007 compared to $42.3 million for the same period in 2006. During the third quarter of 2007, the Company received approximately $4.0 million in cash, net of selling costs, for the sale of property.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $53.6 million, compared to $24.0 million for the nine months ended September 30, 2006. The increase in cash provided by financing activities is primarily related to cash proceeds from bank borrowings to finance operations and acquisitions. During the nine months ended September 30, 2007, the Company had net cash proceeds of $46.8 million primarily from the Revolving Credit Facility and $225.0 million from the Term Loan Facility, of which $218.4 million was used to purchase shares of the Company’s common stock.

Debt, Commitments and Capital

On May 31, 2007, the Company entered into the Credit Agreement to increase its Revolving Credit Facility from $200.0 million to $275.0 million and to obtain the Term Loan Facility of $225.0 million, aggregating $500.0 million. The Company has the option to increase the Revolving Credit Facility up to $375.0 million. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro.

At the option of the Company, borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based at a variable rate equal to applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon the Company’s consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of September 30, 2007 the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.00%, respectively. As of September 30, 2007, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon the Company’s performance and financial condition. For the quarter ended September 30, 2007 and 2006, the Company’s average borrowing rate under the Credit Agreement was 7.0% and 7.1%, respectively. For the nine months ended September 30, 2007 and 2006, the Company’s average borrowing rate under the Credit Agreement was 6.1% and 7.0%, respectively.

The Credit Agreement also includes certain financial covenants, including covenants that require that the Company maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) not less than 2.0:1. At September 30, 2007, under the definitions in the Credit Agreement, the Company’s consolidated leverage was 2.4:1 and its consolidated fixed charge coverage ratio was 3.1:1. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants for financing transactions of this nature, subject to customary exceptions. These covenants will limit the Company’s ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of its business and engage in transactions with affiliates. The Company was in compliance with the terms of the Credit Agreement as of September 30, 2007 and was in compliance with the terms of its prior credit agreement as of December 31, 2006.

As of September 30, 2007, the Company had aggregate borrowings of $310.4 million compared to $33.6 million as of December 31, 2006. The Company had $224.4 million outstanding under the Term Loan Facility as of September 30, 2007. Included in the aggregate borrowings, the Company had $86.0 million and $29.6 million at September 30, 2007 and December 31, 2006, respectively, of United Kingdom Pounds Sterling borrowings under the Company’s line of credit. Such amounts are used to fund operations in the United Kingdom.

As of September 30, 2007, the Company had total commitments of $452.1 million, which included $8.4 million in deferred business acquisition obligations, payable in cash and common stock, notes payable of $12.9 million, debt of $310.4 million, and $120.3 million in lease commitments. As of September 30, 2007, the Company had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of September 30, 2007 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	From Oct 1, 2007 to December 31, 2007	2008 to 2009	2010 to 2011	Thereafter
Deferred purchase price obligations	$8,418	$201	$8,217	$—	$—
Notes payable	12,930	1,000	11,930	—	—
Bank debt	310,398	562	4,500	34,875	270,461
Lease commitments	120,319	6,165	43,247	34,059	36,848

Total	$452,065	$7,928	$67,894	$68,934	$307,309

The Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. As of the date of the adoption, the Company had approximately $1.7 million of total gross unrecognized tax benefits, which if recognized, would affect the effective income tax rate in future periods. During the nine months ended September 30, 2007, the Company reduced its reserve for uncertain tax positions related to such unrecognized tax benefits by approximately $1.2 million due to the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for the years with uncertain positions. In the next twelve months, the Company expects to reduce the reserve for uncertain tax positions by approximately $0.3 million due to settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

The Company believes that its current cash and cash equivalents, the future cash flows from operations and its credit facilities will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event the Company makes significant cash expenditures in the future for major acquisitions or other non-operating activities, the Company might need additional debt or equity financing, as appropriate.

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

As of September 30, 2007, the Company’s investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on the Company’s financial position or operating results.

On July 2, 2007, the Company entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed the Company’s LIBOR base rate for $165.0 million of the Company’s indebtedness at a rate of 5.30% during this period. The Company expects the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and has recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on the Company’s indebtedness is recorded. As of September 30, 2007, the Company has a $3.1 million liability related to this interest rate derivative and has recorded a $1.8 million unrealized loss, net of a tax benefit of $1.3 million, to accumulated other comprehensive income for the three months and nine months ended September 30, 2007.

Other than the certain deferred purchase price obligations, notes payable, borrowings under the Credit Agreement, and the $165.0 million interest rate swap agreement, the Company did not have, at September 30, 2007, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

The Company’s market risk associated with the Credit Agreement relates to changes in interest rates. As of September 30, 2007, borrowings under the Credit Agreement bear interest, in general, based at a variable rate equal to applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the Credit Agreement at September 30, 2007, each quarter point change in market interest rates would result in approximately a $371,000 change in annual interest expense, after considering the impact of the Company’s interest rate swap agreement entered into on July 2, 2007.

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company’s foreign currency exchange rate risk includes operating cash and debt denominated in foreign currency, which is used to fund foreign operations. At September 30, 2007, the Company had net assets of approximately $57.6 million with a functional currency of the United Kingdom Pounds Sterling and $15.6 million with a functional currency of the Canadian Dollars related to its operations in the United Kingdom and Canada, respectively.

Item 4.	Controls and Procedures

Under the supervision of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective.

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

During the three months ended September 30, 2007, there has not been any changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, the Company does not believe that any of those lawsuits or claims will have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, the Company has issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration (a)	Exemption Claimed (b)	Purchaser or “Recipient”	Assets Purchased
July 2, 2007	Common Stock	12,459	Section 4 (2)	Architech Corporation	(c	)
July 16, 2007	Common Stock	52,174	Section 4 (2)	Bluepress Limited	(d	)
August 1, 2007	Common Stock	93,365	Section 4 (2)	A.W. Hutchinson & Assoc. LLC	(c	)
August 1, 2007	Common Stock	37,860	Section 4 (2)	LAC, Limited	(e	)
September 14, 2007	Common Stock	239,880	Section 4 (2)	Troika (UK) Limited	(d	)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.
(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.
(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
(d)	The Company purchased all of the outstanding equity interests of this entity and, as such, these shares were issued to the owner(s) of the entity.
(e)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner(s) of the entity.

Item 6.	Exhibits

The following exhibits are filed with the Form 10-Q:

Exhibit 10.1	–	Employment Agreement dated as of July 25, 2007 between the Company and Scott J. Krenz (incorporated by reference to Exhibit 10.1 of Form 8-K dated August 8, 2007).

Exhibit 31.1	–	Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2	–	Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1	–	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

By:	/s/ SCOTT J. KRENZ
Scott J. Krenz
Executive Vice President and Chief Financial Officer

Date: November 9, 2007