Form 10-K
period 2007-12-31
NAVIGANT CONSULTING INC
filed 2008-02-28
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-12173

Navigant Consulting, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	36-4094854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of February 28, 2008, approximately 48.0 million shares of the Registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2007, was approximately $873.5 million. The Registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on April 29, 2008, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

Statements included in this Annual Report on Form 10-K, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success of the Company’s organizational changes; risks inherent in international operations, including foreign currency fluctuations; pace, timing and integration of acquisitions; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; dependence on the expansion of and the increase in our service offerings and staff; conflicts of interest; potential loss of clients; risks inherent with litigation; significant client assignments; professional liability; potential legislative and regulatory changes; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in this Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.

Item 1.	Business.

Navigant Consulting, Inc. (referred to throughout this document as “we”, “us” or “our”) is an independent specialty consulting firm combining deep industry expertise and integrated solutions to assist companies and their legal counsel in addressing the challenges of uncertainty and risk, and leveraging opportunities for overall business model improvement. Professional services include dispute, investigative, operational and business advisory, risk management and regulatory advisory, and transaction advisory solutions. “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. (NCI) is not affiliated, associated, or in any way connected with Navigant International, Inc. and NCI’s use of “Navigant” is made under license from Navigant International, Inc.

We are a Delaware corporation headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI”.

(a)	General Development of Business

We had our initial public offering in 1996 and three subsequent public offerings, one in 1997 and two in 1998. Since then, we have grown through organic recruiting combined with acquisition investments of selective firms that are complementary to our businesses. Since 2005, we have increased our international presence with investments in Canada, Asia and the United Kingdom.

(b)	Financial Information about Business Segments

During the fourth quarter 2007, we reorganized into three operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, and International Consulting Operations. Prior segment data has been restated to reflect the changes. These segments are predominately defined by their geography but may include members from global teams. The business is managed and resources are allocated on the basis of the three operating segments.

The North American Dispute and Investigative Services segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery, and regulatory compliance. The clients of this segment are principally law firms, corporate general counsels, and corporate boards.

The North American Business Consulting Services segment provides strategic, operational, financial, regulatory and technical management consulting services to clients. Services are sold principally through vertical industry practices. The clients are principally “C” suite and corporate management, government entities, and law firms.

The International Consulting Operations segment provides a mix of dispute and business consulting services to clients in Europe and Asia.

In accordance with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we identified the above three business segments as reportable segments. Segment revenue and segment operating profit (together with a reconciliation to our operating income) for the last three years are included in Note 4 to the consolidated financial statements.

The relative percentages of revenues attributable to each segment were as follows:

	For the year ended December 31,
	2007	2006	2005

North American Dispute and Investigative Services	42.3%	43.4%	47.7%
North American Business Consulting Services	49.4%	52.3%	52.0%
International Consulting Operations	8.3%	4.3%	0.3%

The relative percentages of segment operating profit attributable to each segment were as follows:

	For the year ended December 31,
	2007	2006	2005

North American Dispute and Investigative Services	46.4%	48.4%	54.6%
North American Business Consulting Services	45.4%	46.4%	44.8%
International Consulting Operations	8.2%	5.2%	0.6%

Segment operating profit as a percentage of segment revenue before reimbursement were as follows:

	For the year ended December 31,
	2007	2006	2005

North American Dispute and Investigative Services	42.4%	47.2%	47.9%
North American Business Consulting Services	37.8%	40.2%	37.5%
International Consulting Operations	40.3%	56.2%	67.2%

Total segment operating profit	40.0%	44.0%	42.7%

Total assets by segment were as follows (shown in thousands):

	December 31,
	2007	2006

North American Dispute and Investigative Services	$325,426	$293,905
North American Business Consulting Services	246,656	203,745
International Consulting Operations	106,058	68,532
Unallocated assets	100,557	86,176

Total assets	$778,697	$652,358

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

Overview

We market our services directly to senior and mid-level executives including corporate counsels, law firms, corporate boards, corporate executives and special committees. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. New engagements are sought and won by our senior and mid-level consultants working together with our business development team that supports all segments. Our future performance will continue to depend upon the ability of our consultants to win new engagements as well as our ability to retain such consultants.

A significant portion of new business arises from prior client engagements. In addition, we seek to leverage our client relationships in one business segment to cross sell existing services provided by the other segments. Clients frequently expand the scope of engagements during delivery to include follow-on, complementary activities. In addition, an on-site presence affords our consultants the opportunity to become aware of, and to help define, additional project opportunities as they are identified.

We derive our revenues primarily from fees and reimbursable expenses for professional services. A substantial majority of our revenues are generated under rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Those incremental revenues may affect quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of training and recruiting the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel (including finance, marketing, information technology and office support), which are used to indirectly support client projects. Office related expenses primarily consist of rent for our office locations.

Service Offerings

We provide wide and varied service offerings to our broad client base. We consider the following to be our key professional services: dispute, investigative, financial, operational and business advisory services, risk management and regulatory advisory services, and transaction advisory solutions services.

Industry Sectors

We provide services to and focus on industries undergoing substantial regulatory or structural change. Our service offerings are relevant to most industries and to the public sector. However, we have significant industry-specific knowledge and a large client base in the construction, energy, financial services, insurance and healthcare industries. Additionally, we have a strong client presence in the public sector, including federal, state and local governmental agencies. We have a long history of work for defendants, insurers and reinsurers in product liability matters.

Human Capital

As of December 31, 2007, we had 2,539 employees comprised of 1,944 consultants, 70 project employees and 525 administrative employees. Revenues are primarily generated from services performed by our consultants; therefore, success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts to recruit professionals with significant subject matter expertise and/or consulting experience. Consultants are drawn from the industries we serve, from accounting and other consulting organizations, and from top rated colleges and universities. We try to retain our consultants by offering competitive packages of base and incentive compensation, equity ownership, and benefits.

Independent contractors supplement our consultants on certain engagements. We find that hiring independent contractors on a per-engagement basis allows us to adjust staffing in response to changes in demand for our services.

In addition to the employees and independent contractors discussed above, we have acquired and seek to acquire consulting businesses to add highly skilled professionals, to enhance our service offerings and to expand our geographical footprint. We believe that the strategy of selectively acquiring consulting businesses and consulting capabilities strengthens our platform, market share and overall operating results.

In connection with recruiting activities and business acquisitions, our policy is to obtain non-solicitation covenants from senior and some mid-level consultants. Most of these covenants have restrictions that extend 12 months beyond termination. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to safeguard our existing clients, staff and projects.

We continually review and adjust, if needed, our consultants’ total compensation (to include salaries, annual cash incentive compensation, and other cash and equity incentives from certain programs) to ensure that it is competitive within the industry, is consistent with our performance, and provides us with the ability to achieve target profitability levels. Our compensation structure is reviewed and approved by the compensation committee of our board of directors. Our bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. We monitor and adjust those bill rates according to the supply and demand of the then-current market conditions for our service offerings and within the various industries we serve.

Competition

The market for consulting services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the global accounting firms, and other local, regional, national, and international firms. Many of these companies are global in scope and have greater personnel, financial, technical, and marketing resources than we do. We believe that our independence, experience, reputation, industry focus, and broad range of professional services enable us to compete effectively in the consulting marketplace.

(d)	Other Matters

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 24 percent, 23 percent and 26 percent of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. There were no clients that accounted for more than 5 percent of our total revenues for the years ended December 31, 2007, 2006 and 2005. The mix of our largest clients may change from year to year.

Non U.S. Operations

We have offices in Canada, Asia, and the United Kingdom. In addition, we have clients based in the United States that have international operations. The United Kingdom accounted for 10 percent of our revenue during the year ended December 31, 2007. No country, other than the United States and the United Kingdom, accounted for more than 10 percent of our total annual revenues in any of the three years ended December 31, 2007, 2006 and 2005. Our non U.S. subsidiaries, in aggregate, represented approximately 14 percent, or $107.4 million, of our total revenues in 2007 compared to 9 percent, or $61.8 million, in 2006 and less than 5 percent for 2005.

New York Stock Exchange Disclosures

The members of our Board of Directors are Thomas A. Gildehaus, William M. Goodyear, Valerie B. Jarrett, Peter B. Pond, Samuel K. Skinner and James R. Thompson. The members of the audit committee of our board of directors are Messrs. Gildehaus (Chairman), Pond, Skinner, and Ms. Jarrett. The members of the compensation committee of our board of directors are Messrs. Skinner (Chairman), Gildehaus, Pond, and Ms. Jarrett. The members of the executive committee of our board of directors are Messrs. Goodyear (Chairman), Skinner and Thompson. The members of the nominating and governance committee of our board of directors are Ms. Jarrett (Chairman) and Messrs. Skinner and Gildehaus. Our transfer agent and registrar is LaSalle Bank.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violation of New York Stock Exchange corporate governance listing standards. Our Chief Executive Officer and Chief Financial Officer have filed with the SEC their respective certifications in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K in response to Section 302 of the Sarbanes-Oxley Act of 2002.

Available Information

Investors can obtain access to annual reports, quarterly reports, current reports on Form 8-K and corporate governance documents, including board committee charters, corporate governance guidelines and codes of business standards and ethics, and our transfer agent and registrar through our website free of charge (as soon as reasonably practicable after reports are filed with the SEC in the case of periodic reports) by going to www.navigantconsulting.com and searching under Investor Relations/SEC Filings. The materials are also available in print to any shareholder upon request. Requests should be submitted to: Navigant Consulting, Inc., 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606, Attention: Jennifer Moreno.

Item 1A.	Risk Factors.

In addition to other information contained in this Annual Report on Form 10-K and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating us and our business. Such factors could have a significant impact on our business, operating results and financial condition.

Our inability to retain and, as necessary, strengthen our executive management team would be detrimental to the success of our business.

We rely heavily on a small group of senior executives and retaining their services is important to our future success. As we continue to grow the business, the executive management team will face increasing challenges and the possible need to supplement or expand the existing team, as well as put in place a necessary succession plan. Any failures in this regard could impact, among other factors, our revenues, growth and profitability.

Our inability to retain highly skilled consulting professionals could have a material adverse effect on our success.

We rely heavily on our consulting staff and management team. Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants and managers could have a serious effect on our ability to meet client needs. A loss of a significant number of our employees could have a serious negative effect on us.

Our profitability will suffer if we are not able to maintain current pricing and utilization rates.

Our revenue, and thereby our profitability, is largely based on the bill rates charged to clients and the number of hours our professionals work on client engagements, which we define as the “utilization” of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals, revenues, project profit margins and our profitability will suffer. Pricing pressures could result in changes in pricing policies and project profit margins. Bill rates and utilization rates are affected by a number of factors, including:

•	Our ability to predict future demand for services and maintain the appropriate headcount without significant underutilized personnel;

•	Our ability to transition employees from completed projects to new engagements;

•	Our clients’ perceptions of our ability to add value through our services;

•	Our competitors’ pricing of services;

•	The market demand for our services;

•	Our ability to manage our human capital resources; and

•	Our ability to manage significantly larger and more diverse workforces as we increase the number of our professionals and execute our growth strategies.

Our use of equity-based compensation could impact our ability to attract, retain and motivate key employees.

Any significant volatility or sustained decline in the market price of our common stock or availability due to usage restrictions could impair our ability to use equity-based compensation to attract, retain and motivate key employees. Compensation and retention related issues are a continuing challenge.

We face significant challenges in achieving and managing growth. Failure to meet these challenges could have a material adverse effect on our future profitability.

The increased scale and complexity of our businesses may require additional management systems that we may not be able to implement in a timely manner. The challenges of achieving and managing sustained growth may cause strain on our management team, management processes and our information technology systems. If we are unsuccessful in meeting these challenges, this may impair our financial results, competitive position and ability to retain our professionals.

We may be exposed to potential risks if we are unable to achieve and maintain effective internal controls.

If we fail to achieve and maintain adequate internal controls over financial reporting or fail to implement necessary new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may fail to meet our public reporting requirements on a timely basis, or be unable to adequately report on our business and the results of operations. This could have a material adverse effect on the market price of our stock. Nevertheless, even with adequate controls, we may not prevent or detect all misstatements or fraud. Also, controls that are currently adequate may in the future become inadequate because of changes in conditions. The degree of compliance with our policies or procedures may deteriorate.

Regulatory and legislative changes affecting us, our clients, competitors, or staff could have an impact on our business.

Many of our clients are in highly regulated industries such as the healthcare, energy, financial institutions and insurance industries. Regulatory and legislative changes in these industries could impact the market for our service offerings and could render our service offerings obsolete. In addition, regulatory and legislative changes could impact the competition for consulting services. This change could either increase or decrease our position compared with our competitors.

Our client engagements are generally short term in nature, less than one year, and may be terminated. Our inability to attract business from new or existing clients could have a material adverse effect on us.

We might not meet our current or future commitments if we do not continually secure new engagements.

Many of the client engagement agreements can be terminated by our clients with little or no notice and without penalty. For example, in engagements related to litigation, if the litigation is settled, our engagement for those services usually is no longer necessary and is promptly terminated. Some of our work involves multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. Our engagements are usually relatively short term in comparison to our office-related expenses and other infrastructure commitments.

Additionally, the above mentioned factors limit our ability to predict future revenues and required professional staffing, which can impact our financial results.

Our client engagements and revenues are frequently event-driven and therefore difficult to forecast.

In the past, we have derived significant revenues from events as inherently unpredictable as the California energy crisis, the Sarbanes-Oxley Act of 2002 and Hurricane Katrina. Those events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for the challenges they face. These factors limit our ability to predict future revenues and required professional staffing, which can impact our financial results.

We have invested in specialized systems, processes and intellectual capital for which we may fail to recover our investment or which may become obsolete.

We have developed specialized systems and processes that provide a competitive advantage in serving current clients and obtaining new clients. Additionally, many of our service offerings rely on technology that is subject to rapid change. Our intellectual capital, in certain service offerings, may be rendered obsolete due to new governmental regulation.

Unsuccessful client engagements could result in damage to our professional reputation or legal liability which could have a material adverse effect on us.

Our professional reputation and that of our consultants is critical to our ability to successfully compete for new client engagements and attract or retain professionals. Any factors that damage our professional reputation could have a material adverse effect on our business.

In addition, our engagements are subject to the risk of legal liability. Any public assertion or litigation alleging that our services were negligent or that we breached any of our obligations to a client could expose us to significant legal liabilities, could distract our management and could damage our reputation. We carry professional liability insurance, but our insurance may not cover every type of claim or liability that could potentially arise from our engagements. In addition, the limits of our insurance coverage may not be enough to cover a particular claim or a group of claims, and the costs of defense.

Some of the work that we do involves greater risk than ordinary consulting engagements.

We do work for clients that for financial, legal or other reasons may present higher than normal risks. While we attempt to identify higher risk engagements and higher risk clients in time to avoid unnecessary risks or to limit our potential exposure, these efforts may be ineffective and a professional error or omission in one or more of these higher-risk engagements could have a material adverse impact on our financial condition. Examples of higher risk engagements include, but are not limited to:

•	Interim management engagements, usually in hospitals and other healthcare providers;

•	Expert witness engagements;

•	Corporate restructuring engagements, both inside and outside bankruptcy proceedings;

•	Engagements where we deliver a fairness opinion;

•	Engagements where we deliver a compliance effectiveness opinion;

•	Engagements where we deliver an actuarial opinion with respect to insurance company loss reserves; and

•	Engagements involving independent consultants’ reports in support of bond financings.

As we become larger, we increasingly encounter professional conflicts of interest.

As we become larger, the potential for conflicts of interest also increases. If we are unable to accept new engagements for any reason, including a conflict of interest, our consultants may become underutilized or discontented, which may adversely affect our future revenues and results of operations. We may also have a hard time retaining such consultants. In addition, although we have systems and procedures to identify potential conflicts prior to accepting each new engagement, those systems are not fool-proof and undetected conflicts may result in damage to our reputation and professional liability.

Our international operations create special risks.

We have offices in three countries outside the U.S. and conduct business in several other countries. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

•	Cultural and language differences;

•	Employment laws and related factors that could result in lower utilization and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that adversely affect our financial position and operating results;

•	Burdensome regulatory requirements and other barriers to conducting business;

•	Greater difficulties in managing and staffing foreign operations;

•	Restrictions on the repatriation of earnings; and

•	Potentially adverse tax consequences, such as trapped foreign losses.

If we are not able to quickly adapt to our new markets, our business prospects and results of operations could be negatively impacted.

We cannot be assured that we will be able to raise capital or obtain debt financing to consummate future acquisitions or to meet required working capital needs.

We maintain a $500 million unsecured credit facility including a term loan agreement and a revolving line of credit agreement to assist in funding short-term and long-term cash requirements from normal operations. This agreement contains certain covenants requiring, among other things, certain levels of interest and debt coverage. Poor performance could cause us to be in default of these covenants. In addition, the current agreement may not be sufficient to meet the future needs of our business if a decline in financial performance occurs. There can be no assurance that we will be able to raise capital or obtain debt financing to effect future acquisitions or to otherwise meet our working capital needs.

Furthermore, if our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments to us, we and our financial results would be adversely impacted, which could result in all of the effects described above.

We may not be able to acquire businesses in the future and already acquired businesses may not achieve expected results.

We have developed our business, in part, through the acquisition of complementary businesses. There has been increasing competition for acquisition targets, as possible acquirers also seek to expand their businesses through acquisitions. The increased competition may continue to make it more difficult for us to complete acquisitions or to complete acquisitions on as favorable terms as in the past. Those factors may also make it more difficult to achieve an acceptable return of our capital on certain business acquisitions. The financing of acquisitions through cash, borrowings or common stock could also impair liquidity or cause significant stock dilution.

We may not be able to effectively integrate the businesses we acquire, which may adversely affect us.

The substantial majority of the purchase price we pay for acquired businesses is related to intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to our current businesses. Any failure to successfully integrate acquired businesses could adversely affect our financial performance.

Our work with governmental clients has inherent risks related to the governmental contracting process.

We work for various municipal, state and federal entities and agencies. These projects have risks that include, but are not limited to, the following:

•	Government entities reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to government contracts. If the government finds that the costs are not reimbursable, then we will not be allowed to bill for them, or the cost must be refunded to the government if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for work and affect future margins.

•	If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of the adequacy of such controls.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our government contracts, regardless of whether it is accurate, may further damage our business by affecting our ability to compete for new contracts.

The impact of any of the occurrences or conditions described above could affect not only our relationship with the particular government agency involved, but also other agencies of the same or other governmental entities. Depending on the size of the project or the magnitude of the potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business or results of operations.

Compliance with the Foreign Corrupt Practices Act could adversely affect our competitive position; failure to comply could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act and certain related laws, which generally prohibit U.S. companies from engaging in bribery of, or other prohibited payments to, foreign officials for the purpose of obtaining or retaining business. Corruption, bribery, pay-offs, and other fraudulent practices involving foreign officials occur from time-to-time in the markets in which we operate. There is no assurance that employees and agents have not engaged and will not engage in misconduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe monetary penalties and other legal consequences that may have a material adverse effect on our business, properties, prospects, financial conditions and results of operations.

We are subject to unpredictable risks of litigation.

Although we seek to avoid litigation whenever possible, from time to time we are party to various lawsuits and claims in the ordinary course of business. Disputes may arise, for example, from client engagements, employment issues, regulatory actions, corporate acquisitions, real estate and other business transactions. The costs and outcome of those lawsuits or claims cannot be predicted with certainty, and may be worse than we can foresee. This could have a material adverse effect on us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We have approximately 60 operating leases for office facilities, principally in the United States. Due to acquisitions and growth, we often times have more than one operating lease in the cities in which we have offices. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed. Following are our principal metropolitan area office locations:

United States:	Outside of the United States:
Atlanta, Georgia	Asia — Hong Kong
Chicago, Illinois	Canada — Toronto
Los Angeles, California	United Kingdom — London
New York, New York
San Francisco, California
Washington D.C.

Item 3.	Legal Proceedings.

From time to time we are party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers as of February 28, 2008:

Name	Office	Age

William M. Goodyear	Chairman of the Board and Chief Executive Officer	59
Julie M. Howard	President and Chief Operating Officer	45
Scott J. Krenz	Executive Vice President and Chief Financial Officer	55
Richard X. Fischer	Vice President, General Counsel and Secretary	46

William M. Goodyear, 59, has served as our Chairman of the Board and Chief Executive Officer since May 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois and was President of Bank of America’s Global Private Bank. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. Mr. Goodyear received his Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame. He holds the Certified Public Accountant designation.

Julie M. Howard, 45, was promoted to President in February 2006 and has served as Chief Operating Officer since 2003. Prior to this current role, Ms. Howard was Vice President and Human Capital Officer. Since 1986, Ms. Howard has held a variety of consulting and operational positions within us and Peterson Consulting, which was acquired by us in 1998. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Scott J. Krenz, 55, has served as Executive Vice President and Chief Financial Officer since August 2007. Previously, Mr. Krenz was appointed Chief Financial Officer for Sapient Corporation in December 2004. Over a 20 year period Mr. Krenz held a variety of key financial roles within Electronic Data Systems (EDS) Corporation, including Vice President and Treasurer and Chief Financial Officer of EDS’ Europe business. Mr. Krenz is a CPA and began his career in the audit practice of Ernst & Whinney. Mr. Krenz received his undergraduate degree from Northwestern University and his Masters degree in Business Administration from Tulane University.

Richard X. Fischer, 46, has served as Vice President, General Counsel and Secretary since July 2006. Previously, Mr. Fischer was Vice President, Deputy General Counsel and Chief Compliance Officer for Sears Holdings Corporation. Earlier in his career, Mr. Fischer practiced law with a number of law firms, including Sidley Austin, Sonnenschein Nath & Rosenthal and Foley & Lardner. Mr. Fischer received his undergraduate degree from the University of Notre Dame and graduated cum laude from the Loyola University of Chicago School of Law.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low

2007
Fourth quarter	$15.01	$12.12
Third quarter	$19.47	$12.66
Second quarter	$20.93	$18.38
First quarter	$21.60	$18.40
2006
Fourth quarter	$20.56	$17.45
Third quarter	$23.28	$18.05
Second quarter	$22.65	$18.58
First quarter	$23.01	$18.06

Holders

As of February 25, 2008, there were approximately 388 holders of record of our shares of common stock.

Distributions

We have not paid any cash dividends since our organization. We do not currently anticipate that we will make any such distributions. We review this policy on a periodic basis.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the Peer Group described below. The graph assumes that $100 was invested on December 31, 2002 in each of our common stock, the NYSE Index and the Peer Group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial investment of $100
December 2007

			Navigant
	NYSE	Peer	Consulting,
Measurement Period	Index	Group (a)	Inc.
FYE 12/31/02	$100.00	$100.00	$100.00
FYE 12/31/03	129.03	103.18	319.72
FYE 12/31/04	145.02	123.53	450.89
FYE 12/31/05	154.26	125.65	372.57
FYE 12/31/06	178.85	140.28	334.93
FYE 12/31/07	189.92	151.40	231.67

Notes:

(a)	The Peer Group consists of the following companies: ChoicePoint, Inc., CRA International Inc. (formerly known as Charles River Associates, Inc.), Gartner Group, Inc., FTI Consulting, Inc., Huron Consulting Group Inc., LECG Corporation and Resources Connection, Inc. The Peer Group is weighted by market capitalization.

Issuance of Unregistered Securities

During the year ended December 31, 2007, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption		Assets
Date	Securities	Consideration(a)	Claimed(b)	Purchaser or “Recipient”	Purchased

January 5, 2007	Common Stock	49,911	Section 4(2)	Abros Enterprise Limited	(d)
January 31, 2007	Common Stock	20,126	Section 4(2)	Haddon Jackson Associates	(d)
January 31, 2007	Common Stock	38,553	Section 4(2)	LeClerc Juricomptables, Inc	(d)
January 31, 2007	Common Stock	5,031	Section 4(2)	Devito Consulting, Inc	(c)
February 8, 2007	Common Stock	143,379	Section 4(2)	Casas, Benjamin & White, LLC	(c)
February 21, 2007	Common Stock	14,866	Section 4(2)	Tedd Avey & Associates Ltd.	(e)
April 15, 2007	Common Stock	18,019	Section 4(2)	Tiber Group, LLP	(c)
June 19, 2007	Common Stock	100,000	Section 4(2)	AMDC Corporation	(f)
July 2, 2007	Common Stock	12,459	Section 4(2)	Architech Corporation	(c)
July 16, 2007	Common Stock	52,174	Section 4(2)	Bluepress Limited	(d)
August 1, 2007	Common Stock	93,365	Section 4(2)	A.W. Hutchinson & Assoc. LLC	(c)
August 1, 2007	Common Stock	37,860	Section 4(2)	LAC, Limited	(e)
September 14, 2007	Common Stock	239,880	Section 4(2)	Troika (UK) Limited	(d)
November 30, 2007	Common Stock	4,118	Section 4(2)	SoundBuild, Inc.	(e)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

(b)	The shares of common stock were issued without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.

(d)	We purchased all of the outstanding equity interests of this entity and, as such, these shares were issued to the owner(s) of the entity.

(e)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner(s) of the entity.

(f)	Shares represent closing date payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares during the fourth quarter of the fiscal year ended December 31, 2007.

Item 6.	Selected Financial Data.

The following five year financial and operating data should be read in conjunction with the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report. The amounts are shown in thousands, except for per share data.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Revenues before reimbursements	$681,238	$605,105	$508,874	$426,867	$276,130
Reimbursements	85,820	76,640	66,618	55,252	41,652

Total revenues	767,058	681,745	575,492	482,119	317,782
Cost of services before reimbursable expenses	421,032	349,103	299,180	255,674	167,768
Reimbursable expenses	85,820	76,640	66,618	55,252	41,652

Total cost of services	506,852	425,743	365,798	310,926	209,420
General and administrative expenses	141,430	127,579	100,452	87,542	66,711
Depreciation expense	16,179	13,400	10,213	8,312	7,488
Amortization expense	17,494	9,959	8,538	3,562	1,880
Other operating costs:
Separation and severance costs	7,288	—	—	1,091	—
Office consolidation	6,750	—	—	—	—
Gain on sale of property	(2,201)	—	—	—	—
Litigation charge	—	7,400	1,250	385	440

Operating income	73,266	97,664	89,241	70,301	31,843
Interest expense	15,438	4,915	3,976	2,481	482
Interest income	(667)	(402)	(290)	(330)	(246)
Other income, net	(43)	(209)	(403)	(287)	(500)

Income before income taxes	58,538	93,360	85,958	68,437	32,107
Income tax expense	25,142	40,386	36,102	28,062	13,399

Net income	$33,396	$52,974	$49,856	$40,375	$18,708

Basic income per share	$0.67	$1.00	$1.00	$0.86	$0.43
Shares used in computing income per basic share	49,511	52,990	50,011	47,187	43,236
Diluted income per share	$0.66	$0.97	$0.95	$0.80	$0.40
Shares used in computing income per diluted share	50,757	54,703	52,390	50,247	47,029

	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$11,656	$11,745	$14,871	$36,897	$38,402
Working capital	$102,040	$70,503	$41,640	$48,473	$51,866
Total assets	$778,697	$652,358	$542,863	$418,807	$255,316
Non-current liabilities	$309,425	$36,040	$20,148	$12,248	$1,761
Total stockholders’ equity	$342,753	$486,576	$384,448	$288,674	$188,758

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

We are a specialized independent consulting firm providing dispute, investigative, financial, operational and business advisory, risk management and regulatory advisory services, and transaction advisory solution services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

Our revenues, margins and profits are generally not materially impacted by macro economic business trends; although a long-term decline in the U.S. economy would likely impact our business. Examples of impacting events are natural disasters, legislative and regulatory changes, capital market disruptions, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.

We derive our revenues primarily from fees and reimbursable expenses for professional services. A substantial majority of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits, and office related expenses. Administrative compensation includes payroll costs for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses primarily consist of rent for our primary offices.

Critical Accounting Policies

The preparation of the financial statements requires management to make estimates and assumptions that affect amounts reported therein. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement. There are also client engagements where we are paid a fixed amount for our services. The recording of these fixed revenue amounts requires us to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable, or (iii) the straight-line method over the term of the arrangement. From time to time, we also earn incremental revenues. These incremental revenue amounts are generally contingent on a specific event, and the incremental revenues are recognized when the contingencies are resolved.

Accounts Receivable Realization

We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our clients’ ability to make required payments, and the estimated realization, in cash, by us of amounts due from our clients. If our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the purchase method of accounting. We test goodwill and intangible assets annually for impairment. This annual test is performed in the second quarter of each year by comparing the financial statement carrying value of each reporting unit to its fair value. We also review long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment testing and reviews may be impacted by, among other things, our expected operating performance, ability to retain key personnel, changes in operating segments and competitive environment.

Considerable management judgment is required to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We did not recognize any impairment charges for goodwill, indefinite-lived intangible assets or identifiable intangible assets subject to amortization during the periods presented.

Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, employee training methodology and materials, backlog revenue and trade names. Intangible assets, other than goodwill, are amortized based on the period of consumption, ranging up to nine years.

Share-Based Payments

We recognize the cost resulting from all share-based compensation arrangements, such as our stock option and restricted stock plans, in the financial statements based on their fair value. We treat our employee stock purchase plan as compensatory and record the purchase discount from market price of stock purchases by employees as share-based compensation expense. Management judgment is required in order to estimate the fair value of certain share-based payments.

Income Taxes

We account for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), as amended. SFAS 109 requires an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. When appropriate, in accordance with SFAS 109, we evaluate the need for a valuation allowance to reduce deferred tax assets.

We account for uncertainty in income taxes utilizing the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of FIN 48 requires judgment related to the uncertainty in income taxes and could impact our effective tax rate.

Other Operating Costs

We recorded expense and related liabilities associated with the office closings and excess space reductions associated with duplicate facilities and certain offices. The expense consisted of rent obligations for the offices, net of expected sublease income, and the write down of leasehold improvements reflecting the change in the estimated useful life of our abandoned offices. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We are subject to the provisions of SFAS 157 beginning January 1, 2008. We have not yet determined whether SFAS 157 will have a material impact on our financial condition, results of operations, or cash flow. However, we believe we will likely be required to provide additional disclosures as part of future financial statements, beginning with first quarter 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (””SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 159 will have a material impact on our financial condition, results of operations, or cash flow.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS 141(R) will be applied by us to business combinations occurring on or after January 1, 2009.

Acquisitions

2007 Acquisitions

On January 5, 2007, we acquired Abros Enterprise Limited (“Abros”) for $11.9 million, which consisted of $9.9 million in cash, $1.0 million of our common stock paid at closing, and notes payable totaling $1.0 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $3.3 million, including $1.8 million in cash, and assumed liabilities of $1.4 million. As part of the purchase price allocation, we recorded $4.0 million in identifiable intangible assets and $8.1 million in goodwill, which included $1.2 million of deferred income taxes. Additionally, we paid $0.4 million of acquisition-related costs. As part of the purchase agreement, we acquired an office lease agreement which we terminated. We recorded $0.2 million to goodwill and accrued liabilities for the additional acquisition-related costs to exit certain leases of the acquired business. In addition, we paid $0.4 million related to adjustments to the net asset value acquired from Abros. Abros offered strategic planning, financial analysis and implementation advice for public sector infrastructure projects. We acquired Abros to strengthen our presence in the United Kingdom public sector markets. Abros was comprised of 15 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations segment.

On June 8, 2007, we acquired Bluepress Limited, a holding company which conducts business through its wholly-owned subsidiary, Augmentis PLC (“Augmentis”), for $16.2 million, which consisted of $15.3 million in cash paid at closing and $0.8 million of our common stock paid in July 2007. We acquired assets of $3.1 million and assumed liabilities of $7.0 million. In June 2007, as part of the purchase agreement, we received $4.0 million in cash as an adjustment to the purchase price consideration related to the assumption of debt at the closing date, which was paid off shortly thereafter. As part of the purchase price allocation, we recorded $6.8 million in identifiable intangible assets and $11.8 million in goodwill, which included $2.0 million of deferred income taxes. Additionally, we paid $0.4 million in acquisition-related costs. Augmentis provided program management consulting services to support public sector infrastructure projects. We acquired Augmentis to strengthen our presence in the United Kingdom public sector markets. Augmentis was comprised of 24 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations Segment.

On June 19, 2007, we acquired the assets of AMDC Corporation (“AMDC”) for $16.7 million, which consisted of $13.0 million in cash and $1.7 million of our common stock paid at closing, and $2.0 million payable in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $5.0 million in identifiable intangible assets and $11.8 million in goodwill. We had $0.3 million in acquisition cost related to exiting an office lease acquired as part of the acquisition. AMDC provided strategy and implementation consulting services in relation to the development of hospital and healthcare facilities. We acquired AMDC to strengthen our healthcare business and leverage our construction consulting capabilities. AMDC was included in the North American Business Consulting Services segment and included 23 consulting professionals at the time of acquisition.

On July 30, 2007, we acquired Troika (UK) Limited (“Troika”) for $43.9 million, which consisted of $30.8 million in cash paid at closing, $3.3 million of our common stock paid in September 2007, and notes payable totaling $9.8 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $10.3 million, including $3.4 million in cash, and assumed liabilities of $5.9 million. As part of the purchase price allocation, we recorded $14.2 million in identifiable intangible assets and $30.7 million in goodwill, which included $4.0 million of deferred income taxes. We paid $1.0 million related to adjustments to the net asset value acquired from Troika. Additionally, we paid $0.4 million of acquisition-related costs. Troika provided consultancy services to the financial services and insurance industry covering operations performance improvement; product and distribution strategies; organization, people and change; and IT effectiveness and transaction support. Troika was included in the International Consulting Operations Segment and included 42 consulting professionals located in the United Kingdom at the time of acquisition.

We acquired other businesses during the year ended December 31, 2007 for an aggregate purchase price of approximately $7.8 million. As part of the purchase price allocations for these acquisitions, we recorded $3.9 million in identifiable intangible assets and $4.7 million in goodwill, which included $1.5 million of deferred income taxes. These acquisitions included 25 consulting professionals, most of whom were located in Canada.

The previously disclosed common stock consideration for the above acquisitions has discounted to account for certain restrictions on transferability of the equity securities for a period of time, generally one to four years.

2006 Acquisitions

On March 23, 2006, we acquired Precept Programme Management Limited (“Precept”) for $54.7 million, which consisted of $38.4 million in cash and $12.0 million of our common stock paid at closing, and a $4.3 million note payable due March 2008. We acquired assets of $11.3 million, including cash of $5.6 million, and assumed liabilities totaling $4.8 million from the Precept acquisition. We did a purchase price allocation and recorded $41.1 million in goodwill and $12.8 million in identifiable intangible assets as part of the purchase price allocation. Precept was a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. We acquired

Precept, which included approximately 35 consulting professionals at the time of acquisition, to strengthen our presence in the United Kingdom. Precept was included in the International Consulting Operations Services segment.

On November 30, 2006, we acquired HP3, Inc. (“HP3”) for $17.6 million, which consisted of $14.3 million in cash and $1.3 million of our common stock paid at closing, and $2.0 million in notes payable (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $6.6 million and assumed liabilities totaling $4.6 million from the acquisition. We did a purchase price allocation and recorded $12.3 million in goodwill and $4.6 million in identifiable intangible assets as part of the purchase price allocation. HP3 was a nationally recognized healthcare consulting firm with a proven reputation in providing clinical documentation, coding, and data for improved reimbursements, compliance and patient care. We acquired HP3, which included approximately 100 consulting professionals at the time of acquisition, to strengthen our healthcare business. HP3 was included in the North American Business Consulting Services segment.

We acquired several other businesses during the year ended December 31, 2006 for an aggregate purchase price of approximately $15.4 million.

2005 Acquisitions

On February 8, 2005, we acquired the majority of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which consisted of $38.0 million in cash paid at closing and $9.5 million of our common stock to be issued in February 2006, 2007 and 2008. We recorded $35.7 million in goodwill and $10.1 million in intangible assets as part of the purchase price allocation. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. We acquired CBW to strengthen our financial advisory services practice and CBW was included in the North American Business Consulting Services segment.

On April 15, 2005, we acquired Tiber Group, LLC (“Tiber”) for $8.4 million, which consisted of $4.3 million in cash and $1.8 million of our common stock paid at closing, and $1.7 million in cash and $0.7 million of our common stock, both payable in two equal installments on the first and second anniversaries of the closing date. We recorded $8.4 million in goodwill as part of the purchase price allocation. Tiber included 24 consultants at the time of acquisition that provide strategic advisory services to clients in the healthcare industry. Tiber was included in the North American Business Consulting Services segment.

On July 15, 2005, we acquired the assets of A.W. Hutchison & Associates, LLC (“AWH”) for $26.5 million, which consisted of $17.5 million in cash and $1.7 million of our common stock paid at closing, and $3.0 million in cash and $4.3 million payable in our common stock, both payable in two equal installments in August 2006 and August 2007. As part of the AWH acquisition purchase price, we acquired $3.9 million of accounts receivable. We recorded $18.4 million in goodwill and $3.4 million in identifiable intangible assets as a part of the purchase price allocation. We acquired AWH, which included 57 consultants, to add depth to our construction management analysis and dispute resolution services and to broaden our geographic presence in the southeastern portion of the United States. AWH was included in the North American Dispute and Investigative Services segment.

On August 9, 2005, we acquired the stock of LAC, Ltd. (“LAC”) for $5.7 million, which consisted of $3.1 million in cash and $0.7 million of our common stock paid at closing and 0.1 million shares (valued at closing at $1.9 million) payable in three equal installments in August 2006, 2007 and 2008. LAC was formed in conjunction with a management buyout of the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., the risk consulting subsidiary of Marsh & McLennan Companies, Inc. In connection with our adoption of Staff Accounting Bulletin No. 108 (see note 7), we accounted for this transaction as a purchase of intangible assets outside of a business combination and recorded $4.4 million of intangible assets as part of the purchase price allocation and $1.3 million of compensation expense. Coincident with the LAC transaction, we purchased the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., for approximately $18.4 million. We recorded $13.4 million in goodwill and $1.2 million in intangible assets as a part of the purchase price allocation. The purchase, which included 54 consultants, strengthened our presence in Canada and provides services in the North American Dispute and Investigative Services segment.

Accounting for Acquisitions

All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisitions.

Results of Operations

Annual Comparisons for the Years ended December 31, 2007, 2006 and 2005

During the fourth quarter we reorganized our operations into three operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, and International Consulting Operations. Prior segment data has been restated to reflect the changes. These segments are predominately defined by their geography but may include members from global teams. The business is managed and resources allocated on the basis of the three operating segments.

The following table summarizes for comparative purposes certain financial and statistical data for the three segments for the years ended December 31, 2007, 2006 and 2005 (dollar amounts are thousands, except bill rate).

				2007 over	2006 over
				2006	2005
				Percent	Percent
	2007	2006	2005	Increase	Increase

Revenues before reimbursements
North American Dispute and Investigative Services	$298,699	$273,090	$247,689	9.4%	10.3%
North American Business Consulting Services	327,511	307,580	259,238	6.5%	18.6%
International Consulting Operations	55,028	24,435	1,947	125.2%	1150.0%

Total Revenues before reimbursements	$681,238	$605,105	$508,874	12.6%	18.9%

Total Revenues
North American Dispute and Investigative Services	$324,734	$296,066	$274,367	9.7%	7.9%
North American Business Consulting Services	379,152	356,452	298,994	6.4%	19.2%
International Consulting Operations	63,172	29,227	2,131	116.1%	1271.5%

Total Revenues	$767,058	$681,745	$575,492	12.5%	18.5%

Average FTE consultants
North American Dispute and Investigative Services	790	774	690	2.1%	12.2%
North American Business Consulting Services	1,018	945	916	7.7%	3.2%
International Consulting Operations	154	40	2	285.0%	1900.0%

Total Company	1,962	1,759	1,608	11.5%	9.4%

Average Utilization rates based on 1,850 hours
North American Dispute and Investigative Services	77%	77%	78%	0.0%	(1.3)%
North American Business Consulting Services	78%	79%	79%	(1.3)%	0.0%
International Consulting Operations	75%	97%	103%	(22.7)%	(5.8)%
Total Company	77%	78%	78%	(1.3)%	0.0%
Bill Rate(1)
North American Dispute and Investigative	$277	$255	$237	8.6%	7.6%
North American Business Consulting	$200	$201	$190	(0.5)%	5.8%
International Consulting Operations	$267	$240	$254	11.3%	(5.5)%
Total Company	$236	$226	$210	4.4%	7.6%

(1)	Excludes the impact of contingency based fees

Total Revenues before Reimbursements.  Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements for the year ended December 31, 2007 increased over 2006 due to increases in average full-time equivalent consultant headcount and an increase in average rate per hour. The headcount increases, which are net of attrition and workforce reduction, of 12 percent during 2007 and 9 percent during 2006 were due to our business acquisitions and recruiting efforts during those years. The increased staffing levels, along with the commensurate client engagements sought and retained by our employees, contributed to the increased revenue. In addition, because our bill rates are tiered in accordance with experience and title, an increase in the number of senior level consultants improved our average rate per hour and was also a contributing factor in the revenue increase. Assuming the acquisitions operated at historic run rates, approximately 8 and 7 percentage points of the increase would have been attributable to such acquisitions during 2007 and 2006, respectively. These increases were slightly offset by a lower consultant utilization rate in 2007, decreasing from 78 percent in 2006 to 77 percent in 2007. The utilization rates were consistent between 2006 and 2005.

North American Dispute and Investigative Services.  Total revenues for this segment increased 10 percent in 2007 over 2006. Assuming the acquisitions operated at historic run rates, approximately 2 percentage points of the increase would have been attributable to such acquisitions. The remaining increase was the result of increased headcount and bill rate. Total revenues increased 8 percent in 2006 over 2005. Assuming historic run rates for acquisitions, substantially all of the growth would be attributable to acquisitions, including LAC and AWH. The remainder of the increase during 2006 related to increased bill rate and headcount which were offset by lower utilization.

North American Business Consulting Services.  Total revenues for this segment increased 6 percent in 2007 over 2006. Assuming the acquisitions made during 2007 and 2006 operated at historic run rates, substantially all of the increase would have been attributable to such acquisitions. These acquisitions included HP3 in November 2006 and AMDC in June 2007. The remainder of the increase related to increased headcount offset by lower utilization. Projects which are contingent on the attainment of certain performance objectives accounted for approximately 3 percentage points of the increase in revenues. The increase in 2006 over 2005 of 19 percent primarily related to increased headcount and bill rates. Additionally, assuming acquisitions made during 2006 and 2005 operated at historic run rates, approximately 2 percentage points of the increase would be attributable to these acquisitions. These acquisitions include HP3 and Tiber. Projects which are contingent on the attainment of certain performance objectives accounted for approximately 2 percentage points of the increase in revenues.

International Consulting Operations.  Total revenues for this segment have increased significantly for 2007 compared to 2006 and 2006 compared to 2005. The increases are attributable to our recent acquisition investments during 2007 and 2006 totaling approximately $130 million. These include the acquisition of Precept in March 2006, Abros in January 2007, Augmentis in June 2007, and Troika in July 2007. These acquisitions added approximately 120 employees to our headcount over two years and accounted for approximately two thirds and one half of International Consulting Operations growth in 2007 and 2006, respectively. The remaining revenue growth was associated with increased headcount and bill rates. Additionally, the segment revenue increase during 2007 included approximately $2.5 million from favorable exchange rates as the UK Pound strengthened against the US Dollar.

Cost of Services before Reimbursable Expenses.  Cost of services before reimbursable expenses increased $71.9 million, or 20.6 percent, to $421.0 million for the year ended December 31, 2007, and increased $49.9 million, or 16.7 percent, to $349.1 million for the year ended December 31, 2006, when compared to the year ended December 31, 2005.

Cost of services before reimbursable expenses increased primarily because of consultant compensation and benefits. The increased employee headcount was the primary cause of the increase in consultant compensation and benefits. As a percentage of revenues before reimbursements, cost of services before reimbursable expenses increased to 62 percent for the year ended December 31, 2007 compared to 58 percent and 59 percent for the years ended December 31, 2006 and 2005, respectively. The increase in cost of services as a percentage of revenues before reimbursement for 2007 compared to 2006 related primarily to lower utilization and higher compensation levels. The decrease for 2006 compared to 2005 primarily related to better utilization of senior professionals with higher chargeability rates and better assignment of consultants to client engagements in accordance with their skills and chargeability rates.

The North American Dispute and Investigative Services segment costs were unfavorably impacted by the lower utilization during 2007. The North American Business Consulting Services segment were unfavorably impacted by the lower utilization and bill rates in 2007 and benefited from the improved billing rates in 2006. The International Consulting Operations segment’s profitability was unusually high during 2005 and 2006 due to its low cost structure associated with a low number of highly utilized professionals.

Cost of services before reimbursable expenses includes amounts related to consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance objectives approved by our management and the compensation committee of our board of directors. The amount of expense recorded for consultant incentive compensation during 2007 was higher than in 2006. The amount of expense recorded for consultant incentive compensation expense during 2006 was generally consistent with 2005.

General and Administrative Expenses.  General and administrative expenses include facility-related costs, salaries and benefits costs of management and support personnel, bad debt costs for uncollectible billed amounts, professional and administrative services costs, and all other support costs.

General and administrative expenses increased $13.9 million, or 11 percent, to $141.4 million during the year ended December 31, 2007, and $27.1 million, or 27 percent, to $127.6 million in 2006. The increase in expenses was due to several factors including business acquisitions, as well as the support for additional consulting personnel. Increases in administrative headcount to support the additional consulting personnel contributed to an increase in total administrative payroll and benefit costs. The balance of the increase was attributed to expansion of existing facilities, facilities acquired through business acquisitions and certain investments made to our infrastructure in the areas of technology, business development and marketing.

General and administrative expenses as a percentage of revenues before reimbursements remained consistent at 21 percent for the years ended December 31, 2007 and 2006, and was 20 percent for the year ended December 31, 2005.

Other Operating Costs.  During 2007, we recorded $7.3 million in separation and severance costs in connection with a plan to restructure our operations as part of a cost savings initiative. The restructuring of our operations included involuntary professional consulting and administrative staff headcount reductions. We offered severance packages to approximately 160 consulting and administrative employees to reduce the capacity of our underperforming practices and to reduce the headcount of our administrative support staff. We expect to have paid all severance and separation obligations by the end of the first quarter of 2008.

During the third and fourth quarters of 2007, we began to eliminate duplicate facilities and consolidate and close certain offices. We recorded $6.8 million of expense associated with the office closings and excess space reductions completed during 2007. The expense consisted of rent obligations through March 2017 for the offices, net of expected sublease income, and approximately $3.4 million write down of leasehold improvements reflecting their estimated fair value. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value. We expect to incur $3.5 million of these obligations during 2008.

We expect to record additional restructuring charges for real estate lease terminations and severance as other initiatives are completed.

On September 28, 2007, we sold the property where our principal executive office was located for an aggregate gross purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.

During the quarter ended September 30, 2006, we recorded a litigation charge of $9.3 million related to our dispute with City of Vernon, California. We subsequently settled the dispute during the fourth quarter of 2006 for $7.4 million.

Amortization Expense.  Amortization expense primarily includes the straight-line amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.

Amortization expense was $17.5 million, $10.0 million, and $8.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase of $7.5 million in amortization expense for 2007 compared to 2006 related primarily to the amortization of intangible assets which were acquired as part of the acquisitions made during 2007 and 2006. The increase of $1.5 million for 2006 compared to 2005 was primarily related to 2006 acquisitions, partially offset by the lapse of amortization of certain intangible assets acquired in previous years.

Interest Expense.  Interest expense includes interest on borrowed amounts under our credit agreement, amortization of debt refinancing costs, and accretion of interest related to deferred purchase price obligations.

Interest expense was $15.4 million, $4.9 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2007 over 2006 of $10.5 million related to increased borrowings under our credit agreement. As described in the liquidity section below, we used the proceeds of these borrowings to finance certain acquisitions made during 2007 and to repurchase shares of our common stock in June 2007. The $0.9 million increase in 2006 over 2005 was primarily related to higher weighted-average interest rates and higher average outstanding borrowings, which included both the line of credit facility and notes payable.

During 2007, we entered into interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. See Item 7A.

Income Tax Expense.  The effective income tax rate for the years ended December 31, 2007, 2006 and 2005 was 43 percent, 43 percent and 42 percent, respectively. The tax rate decreased slightly during 2007 compared to the prior year. Income tax expense for the year ended December 31, 2006 included an Internal Revenue Service audit assessment of $0.5 million and the establishment of a valuation allowance for an expiring capital loss carry forward of approximately $0.5 million. The difference between the federal statutory rate and our effective income tax rate was primarily related to state income taxes and certain expenses that are not deductible for tax purposes.

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information. The unaudited quarterly financial data has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with our consolidated financial statements and related notes thereto. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

The amounts in the following table are in thousands, except for per share data:

	Quarters Ended(1)
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Revenues:
Revenues before reimbursements	$179,693	$167,057	$169,650	$164,838	$157,915	$150,380	$147,691	$149,119
Reimbursements	23,595	23,790	19,983	18,452	21,305	20,906	17,298	17,131

Total revenues	203,288	190,847	189,633	183,290	179,220	171,286	164,989	166,250
Cost of services:
Cost of services before reimbursable expenses	109,544	104,405	105,849	101,234	91,648	85,259	84,668	87,528
Reimbursable expenses	23,595	23,790	19,983	18,452	21,305	20,906	17,298	17,131

Total costs of services	133,139	128,195	125,832	119,686	112,953	106,165	101,966	104,659
General and administrative expenses	37,203	35,680	34,144	34,403	32,196	32,445	32,018	30,920
Depreciation expense	4,274	4,189	3,995	3,721	3,520	3,709	3,221	2,950
Amortization expense	4,696	5,378	3,784	3,636	2,663	2,401	2,616	2,279
Other operating costs:
Separation and severance costs	2,663	3,348	—	1,277	—	—	—	—
Office consolidation	4,600	2,150	—	—	—	—	—	—
Gain on sale of property	—	(2,201)	—	—	—	—	—	—
Litigation charge (credit)	—	—	—	—	(1,934)	9,334	—	—

Operating income	16,713	14,108	21,878	20,567	29,822	17,232	25,168	25,442
Interest expense	5,977	6,021	2,469	971	880	1,316	1,622	1,097
Interest income	(236)	(158)	(144)	(129)	(36)	(51)	(75)	(240)
Other expense, net	7	58	(117)	9	30	(19)	(21)	(199)

Income before income tax expense	10,965	8,187	19,670	19,716	28,948	15,986	23,642	24,784
Income tax expense	4,989	3,454	8,320	8,379	12,303	7,425	9,680	10,978

Net income	$5,976	$4,733	$11,350	$11,337	$16,645	$8,561	$13,962	$13,806

Net income per diluted share	$0.13	$0.10	$0.21	$0.20	$0.30	$0.16	$0.26	$0.26

Diluted shares	46,533	46,462	54,126	55,907	55,529	55,090	54,664	53,527

(1)	The sum of quarterly net income per diluted share does not equal annual amounts in 2006 and 2007 because of rounding and changes in the weighted average number of shares.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, such as the ability of clients to terminate engagements without penalty, attaining certain contractual objectives, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted due to special adjustments recorded during the periods. See footnote 13 of the notes to consolidated financial statements. In addition, interest expense and interest income fluctuate from quarter to quarter as a results of balance changes in cash and debt and the function of the interest rate attributed to those balances.

Human Capital Resources

Our human capital resources include consulting professionals and administrative and management personnel. As a result of both recruiting activities and business acquisitions, we have a diverse pool of consultants and administrative support staff with various skills and experience. Recent acquisitions have broadened our international presence.

The following tables shows the employee data for the periods presented:

	2007	2006	2005

Number of FTE consultants as of December 31,	1,944	1,871	1,705
Average number of FTE consultants for the year	1,962	1,759	1,608
Average utilization of consultants, based on industry standard of 1,850 hours	77%	78%	78%
Number of administrative and management personnel as of December 31,	525	502	454

The average number of full time equivalent (“FTE”) consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the year.

In addition to the headcounts presented above, we hired other employees on a short-term basis or seasonal basis. We believe the practice of hiring these employees provides greater flexibility in adjusting consulting and administrative personnel levels in response to changes in demand for our professional services. The short-term or seasonal hires have been employed to supplement services on certain engagements or to provide additional administrative support to the consultants.

In connection with certain recruiting activities and business acquisitions, our policy is to obtain non-solicitation covenants from senior and mid-level consultants. Most of these covenants have restrictions that extend 12 months beyond termination. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to safeguard our existing clients, staff and projects.

We continually review and adjust, if needed, our consultants’ total compensation, which includes salaries, annual cash incentive compensation, and other cash and equity incentives from certain programs, to ensure that the consultants’ compensation is competitive within the industry, is consistent with our performance and provides us the ability to achieve target profitability levels. Our compensation structure is reviewed and approved by the compensation committee of our board of directors. Our bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. We monitor and adjust those bill rates according to then-current market conditions within the various segments we serve.

Liquidity and Capital Resources

We had $11.7 million in cash and cash equivalents at December 31, 2007 and at December 31, 2006. Our cash equivalents were primarily limited to commercial paper or securities (rated A or better), with maturity dates of 90 days or less. As of December 31, 2007, we had total bank debt outstanding of $256.6 million under our credit agreement compared to $33.6 million as of December 31, 2006.

We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO of 77 days at December 31, 2007 was generally consistent with 78 days at December 31, 2006.

Operating Activities

For the year ended December 31, 2007, net cash provided by operating activities was $91.8 million, compared to $87.9 million and $58.4 million for the years ended December 31, 2006 and 2005, respectively. The increase in net cash provided by operating activities during 2007 compared to 2006 was primarily related to a lower investment in working capital, including increases in wages payable and accrued liabilities associated with the recent separation and severance and real estate actions. This increase in net cash provided by operating activities in 2007 compared to 2006 was unfavorably impacted by lower net income associated with higher interest expense and other operating costs. The increase in operating cash flows during 2006 compared to 2005 was primarily related to increased net income and a lower investment in working capital.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2007 was $93.2 million, compared to $94.4 million and $129.9 million for 2006 and 2005, respectively. The slight decrease in net cash used in investing activities for 2007 compared to 2006 was primarily a result of proceeds from our sale of property. The decrease in net cash used in investing activities for 2006 compared to 2005 was primarily related to a lower amount of investments made in business acquisitions, partially offset by higher capital expenditures. We had capital expenditures of $24.0 million in 2007 compared to $23.7 million in 2006 and $21.3 million in 2005. Capital expenditures were primarily related to investments in technology purchases, leasehold improvements in certain offices and furniture for our facilities.

Financing Activities

Net cash provided by financing activities was $1.3 million in 2007, compared to $3.4 million in 2006 and $49.5 million in 2005. During 2007, we had net cash proceeds from bank borrowings of $219.4 million which was primarily used to fund a $218.4 million purchase of shares of our stock. In June 2007, we completed our modified “Dutch Auction” tender offer and purchased 10.6 million shares of our common stock at a purchase price of $20.50 per share, for a cost of $217.7 million. Additionally, we recorded management and agent fees related to the tender offer as part of the costs of the purchase of our common stock. The net cash provided by financing activities in 2005 was primarily related to bank borrowings under our line of credit. We utilized our line of credit primarily to finance certain business acquisitions.

Debt, Commitments and Capital

On May 31, 2007, we amended and restated our bank borrowing credit agreement (the “Credit Agreement”) to increase our revolving line of credit capacity from $200.0 million to $275.0 million (the “Revolving Credit Facility”) and to obtain a $225.0 million unsecured term loan facility (the “Term Loan Facility”). We have the option to increase the Revolving Credit Facility up to $375.0 million. Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro.

At our option, borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based at a variable rate equal to applicable base rate or London interbank offered rate (“LIBOR”), in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of December 31, 2007 the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.0%, respectively. As of December 31, 2007, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the years ended December 31, 2007 and 2006, our average borrowing rate under the Credit Agreement was 6.6% and 6.4%, respectively.

The Credit Agreement also includes certain financial covenants, including covenants that require us to maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) not less than 2.0:1. At December 31, 2007, under the definitions in the Credit Agreement, our consolidated leverage was 2.2 and our consolidated fixed charge coverage ratio was 3.7. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and are subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of December 31, 2007 and were in compliance with the terms of our prior credit agreement as of December 31, 2006.

As of December 31, 2007, we had aggregate borrowings of $256.6 million compared to $33.6 million as of December 31, 2006. We had $223.9 million outstanding under the Term Loan Facility as of December 31, 2007. Included in the aggregate borrowings, we had $32.7 million and $29.6 million at December 31, 2007 and December 31, 2006, respectively, of United Kingdom Pounds Sterling borrowings under our line of credit. Such amounts are used to fund operations in the United Kingdom.

As of December 31, 2007, we had total commitments of $391.0 million, which included $8.4 million in deferred business acquisition obligations, payable in cash and common stock, notes payable of $11.7 million, debt of $256.6 million, and $114.3 million in lease commitments. As of December 31, 2007, we had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of December 31, 2007 and the scheduled years of payments due by period (shown in thousands):

Contractual Obligations	Total	2008	2009 to 2010	2011 to 2012	Thereafter

Deferred purchase price obligations	$8,434	$7,684	$750	$—	$—
Notes payable	11,696	6,348	5,348	—	—
Line of credit	32,741	—	—	32,741	—
Term Loan	223,875	2,250	14,625	207,000	—
Lease commitments	114,300	23,690	38,411	27,080	25,119

	$391,046	$39,972	$59,134	$266,821	$25,119

During 2007, we began to eliminate duplicate facilities, consolidate and close certain offices. Of the $114.3 million lease commitments as of December 31, 2007, $25.4 million of the lease commitments relate to offices we have abandoned or reduced excess space within, which are available for sublease. Such sublease income, if any, would offset the cash outlays.

We adopted FIN 48 as of January 1, 2007. As of the date of the adoption, we had approximately $2.2 million of total gross unrecognized tax benefits, which if recognized, would affect the effective income tax rate in future periods. During 2007, we reduced our reserve for uncertain tax positions related to such unrecognized tax benefits by approximately $1.2 million due to the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for the years with uncertain positions. In the next twelve months, we expect to reduce the reserve for uncertain tax positions by approximately $0.1 million due to settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

We believe that our current cash and cash equivalents, future cash flows from operations and our Credit Agreement will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event we make significant cash expenditures in the future for major acquisitions or other non-operating activities, we might need additional debt or equity financing, as appropriate.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future impact on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risks relates to changes in interest rates associated with our borrowings under the line of credit, and our investment portfolio, classified as cash equivalents. Our general investment policy is to limit the risk of principal loss by limiting market and credit risks.

At December 31, 2007, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or operating results.

On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the year ended December 31, 2007. As of December 31, 2007, we had a $6.0 million liability related to this interest rate derivative and recorded a $3.6 million unrealized loss, net of a tax benefit of $2.4 million, to accumulated other comprehensive income during 2007.

Other than the deferred purchase price obligations, notes payable, borrowings under the Credit Agreement, and the $165.0 million interest rate swap agreement, we did not have, at December 31, 2007, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

Our market risk associated with the Credit Agreement relates to changes in interest rates. As of December 31, 2007, borrowings under the Credit Agreement bear interest, in general, based at a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the Credit Agreement at December 31, 2007, each quarter point change in market interest rates would result in approximately a $229,000 change in annual interest expense, after considering the impact of our interest rate swap agreement entered into on July 2, 2007.

We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2007, we had net assets of approximately $84.0 million with a functional currency of the United Kingdom Pounds Sterling and $28.0 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements are in this report as pages F-1 through F-35. An index to such information appears on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(1)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. In the course of its evaluation, management concluded that we maintained effective control over financial reporting as of December 31, 2007.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

We have audited Navigant Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and the financial statement schedule as listed in the accompanying index, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/  KPMG LLP

Chicago, Illinois
February 28, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders scheduled to be held on April 29, 2008, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2007.

Item 11.	Executive Compensation.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders scheduled to be held on April 29, 2008, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders scheduled to be held on April 29, 2008, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2007.

Information required with respect to the securities authorized for issuance under our equity compensation plans, including plans that have previously been approved by our stockholders and plans that have not previously been approved by our stockholders, will be set forth in our definitive proxy statement for our annual meeting of stockholders scheduled to be held on April 29, 2008, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required in response to this Item is herein incorporated by reference from our definitive proxy statement for the our Annual Meeting of Stockholders scheduled to be held on April 29, 2008, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders scheduled to be held on April 29, 2008, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

a. Exhibits:

Exhibit
No.		Description

2.1		Asset Purchase Agreement dated as of February 8, 2005 among Navigant Consulting, Inc., Casas, Benjamin & White, LLC and certain other parties thereto (Incorporated by reference from our Current Report on Form 8-K dated February 14, 2005.)
3.1		Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.)
3.2		Amendment No. 1 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.)
3.3		Amendment No. 2 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Form 8-A12B filed with the SEC on July 20, 1999.)
3.4		Amendment No. 3 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.)
3.5		Amended and Restated By laws of the Company as of July 25, 2007 (Incorporated by reference from our Current Report on Form 8-K dated July 25, 2007.)
4.1		Rights Agreement dated as of December 15, 1999 between Navigant Consulting, Inc. and American Stock Transfer & Trust Company, as Rights Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (Incorporated by reference from our Current Report on Form 8-K dated December 17, 1999.)
4.2		Substitution of Successor Rights Agent and Amendment No. 1 to Rights Agreement dated as of June 1, 2005 between Navigant Consulting, Inc. and LaSalle Bank, as Successor Rights Agent (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005.)
10	.1†	Long-Term Incentive Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000.)
10	.2†	2005 Long-Term Incentive Plan of Navigant Consulting, Inc., as amended (Incorporated by reference from our Definitive Notice and Proxy Statement dated March 28, 2007.)
10	.3†	2001 Supplemental Equity Incentive Plan of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.)
10	.4†	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan Third, effective as of April 16, 2007 (Incorporated by reference from our Current Report on Form 8-K dated April 17, 2007.)
10	.5†	Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.)
10	.6†	Amendment No. 1 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998.)
10	.7†	Amendment No. 2 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998.)
10	.8†	Amendment No. 3 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999.)
10	.9†	Amendment No. 4 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999.)
10	.10†	Amendment No. 5 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000.)

Exhibit
No.		Description

10	.11†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (Incorporated by reference from our Definitive Notice and Proxy Statement dated March 27, 2006.)
10	.12†	Form of Restricted Stock Award Agreement (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.13†	Form Non-Qualified Stock Option Award (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.14†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.15†	Employment Agreement dated January 1, 2003 between Navigant Consulting, Inc. and William M. Goodyear (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002.)
10	.16†	Employment Agreement dated May 19, 2000 between Navigant Consulting, Inc. and Ben W. Perks (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000.)
10	.17†	Employment Agreement dated November 3, 2003 between Navigant Consulting, Inc. and Julie M. Howard (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003.)
10	.18†	Employment Agreement dated May 3, 2006 between Navigant Consulting, Inc. and David E. Wartner (Incorporated by reference from our Current Report on Form 8-K dated May 8, 2006.)
10	.19†	Employment Agreement dated July 24, 2006 between Navigant Consulting, Inc. and Richard X. Fischer (Incorporated by reference from our Current Report on Form 8-K dated July 20, 2006.)
10	.20†	Employment Agreement dated as of July 25, 2007 between the Company and Scott J. Krenz (Incorporated by reference from our Current Report on Form 8-K dated August 6, 2007.)
10	.21†	Amendment dated December 23, 2003 between Navigant Consulting, Inc. and Ben W. Perks (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003.)
10.22		Fourth Amended and Restated Credit Agreement among Navigant Consulting, Inc., the foreign borrowers identified therein, certain subsidiaries of Navigant Consulting, Inc. identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent and the other lenders party thereto (Incorporated by reference from our Current Report on Form 8-K dated May 31, 2007.)
21	.1*	Significant Subsidiaries of Navigant Consulting, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification of Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Indicates filed herewith.

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008

Navigant Consulting, Inc.

By: /s/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ SCOTT J. KRENZ Scott J. Krenz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ DAVID E. WARTNER David E. Wartner	Vice President and Controller (Principal Accounting Officer)	February 28, 2008

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	February 28, 2008

/s/ VALERIE B. JARRETT Valerie B. Jarrett	Director	February 28, 2008

/s/ PETER B. POND Peter B. Pond	Director	February 28, 2008

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 28, 2008

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	February 28, 2008

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. (the “Company”) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 and Note 8 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and its method for quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
February 28, 2008

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$11,656	$11,745
Accounts receivable, net	189,616	168,062
Prepaid expenses and other current assets	11,827	9,396
Deferred income tax assets	15,460	11,042

Total current assets	228,559	200,245
Property and equipment, net	54,687	51,164
Intangible assets, net	57,755	38,416
Goodwill	430,768	359,705
Other assets	6,928	2,828

Total assets	$778,697	$652,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,547	$11,667
Accrued liabilities	9,771	5,254
Accrued compensation-related costs	62,150	48,926
Income taxes payable	5,904	5,907
Notes payable	6,348	1,000
Bank debt	2,250	33,567
Other current liabilities	32,549	23,421

Total current liabilities	126,519	129,742

Non-current liabilities
Deferred income tax liabilities	29,756	19,164
Notes payable	5,348	5,786
Other non-current liabilities	19,955	11,090
Term loan non-current	221,625	—
Bank borrowings non-current	32,741	—

Total non-current liabilities	309,425	36,040

Total liabilities	435,944	165,782

Stockholders’ equity:
Preferred stock, $.001 par value per share; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value per share; 150,000 shares authorized; 45,800 and 53,881 shares issued and outstanding at December 31, 2007 and 2006	58	56
Additional paid-in capital	546,870	519,073
Deferred stock issuance, net	2,847	7,150
Treasury stock	(242,302)	(38,663)
Retained earnings (accumulated deficit)	29,182	(4,214)
Accumulated other comprehensive income	6,098	3,174

Total stockholders’ equity	342,753	486,576

Total liabilities and stockholders’ equity	$778,697	$652,358

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues before reimbursements	$681,238	$605,105	$508,874
Reimbursements	85,820	76,640	66,618

Total revenues	767,058	681,745	575,492
Cost of services before reimbursable expenses	421,032	349,103	299,180
Reimbursable expenses	85,820	76,640	66,618

Total costs of services	506,852	425,743	365,798
General and administrative expenses	141,430	127,579	100,452
Depreciation expense	16,179	13,400	10,213
Amortization expense	17,494	9,959	8,538
Other operating costs:
Separation and severance costs	7,288	—	—
Office consolidation	6,750	—	—
Gain on sale of property	(2,201)	—	—
Litigation charge	—	7,400	1,250

Operating income	73,266	97,664	89,241
Interest expense	15,438	4,915	3,976
Interest income	(667)	(402)	(290)
Other income, net	(43)	(209)	(403)

Income before income taxes	58,538	93,360	85,958
Income tax expense	25,142	40,386	36,102

Net income	$33,396	$52,974	$49,856

Basic income per share	$0.67	$1.00	$1.00
Shares used in computing income per basic share	49,511	52,990	50,011
Diluted income per share	$0.66	$0.97	$0.95
Shares used in computing income per diluted share	50,757	54,703	52,390

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common				Accumulated	Retained	Total
	Common	Treasury	Stock	Additional	Deferred	Treasury	Other	Earnings	Stock-
	Stock	Stock	Par	Paid-In	Stock	Stock	Comprehensive	(Accumulated	holders’
	Shares	Shares	Value	Capital	Issuance	Cost	Income (Loss)	Deficit)	Equity
	(In thousands)

Balance at December 31, 2004	52,774	(4,906)	$53	$433,807	$19,612	$(63,853)	$325	$(101,270)	$288,674
Comprehensive income	—	—	—	—	—	—	(393)	49,856	49,463
Issuances of common stock related to business combinations	—	791	—	12,969	(12,331)	3,263	—	—	3,901
Deferred purchase price commitments to issue stock	—	—	—	—	9,021	—	—	—	9,021
Other issuances of common stock	789	48	1	8,473	81	166	—	—	8,721
Tax benefit on stock options exercised and restricted stock vested	—	—	—	5,856	—	—	—	—	5,856
Issuances of restricted stock	1,105	—	1	9,993	(9,994)	—	—	—	—
Grants of restricted stock awards	—	—	—	—	10,241	—	—	—	10,241
Share-based compensation expense — variable accounting stock options	—	—	—	(173)	—	—	—	—	(173)
Share-based compensation expense — restricted stock and units	—	—	—	8,901	(157)	—	—	—	8,744

Balance at December 31, 2005	54,668	(4,067)	$55	$479,826	$16,473	$(60,424)	$(68)	$(51,414)	$384,448
Cumulative effect of accounting change of SAB No. 108	—	—	—	—	—	—	—	(5,774)	(5,774)
Comprehensive income	—	—	—	—	—	—	3,242	52,974	56,216
Issuances of common stock related to business combinations		1,486	—	7,581	(10,566)	20,949	—	—	17,964
Deferred purchase price commitments to issue stock	—	—	—	—	1,314	—	—	—	1,314
Other issuances of common stock	754	53	—	9,229	—	812	—	—	10,041
Tax benefit on stock options exercised and restricted stock vested	—	—	—	4,327	—	—	—	—	4,327
Issuances of restricted stock	987	—	1	6,437	(6,438)	—	—	—	—
Grants of restricted stock awards	—	—	—	656	5,462	—	—	—	6,118
Share-based compensation expense — variable accounting stock options	—	—	—	(60)	—	—	—	—	(60)
Share-based compensation expense — restricted stock and units	—	—	—	11,077	905	—	—	—	11,982

Balance at December 31, 2006	56,409	(2,528)	$56	$519,073	$7,150	$(38,663)	$3,174	$(4,214)	$486,576
Comprehensive income	—	—	—	—	—	—	2,924	33,396	36,320
Issuances of common stock related to business combinations		830	—	(1,472)	(4,006)	15,064	—	—	9,586
Other issuances of common stock	702	16	—	8,872	—	245	—	—	9,117
Tax benefit on stock options exercised and restricted stock vested	—	—	—	1,633	—	—	—	—	1,633
Issuances of restricted stock	995	—	2	4,829	(5,767)	—	—	—	(936)
Grants of restricted stock awards	—	—	—	221	5,546	—	—	—	5,767
Share-based compensation expense — variable accounting stock options	—	—	—	(130)	1	—	—	—	(129)
Share-based compensation expense — restricted stock and units	—	—	—	13,844	(77)	—	—	—	13,767
Treasury Stock purchase	—	(10,624)	—	—	—	(218,948)	—	—	(218,948)

Balance at December 31, 2007	58,106	(12,306)	$58	$546,870	$2,847	$(242,302)	$6,098	$29,182	$342,753

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$33,396	$52,974	$49,856
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	16,179	13,400	10,213
Amortization expense	17,494	9,959	8,538
Share-based compensation expense	15,410	13,661	9,079
Payments related to stock appreciation rights obligations	—	—	(1,387)
Tax benefit of issuances of common stock	—	—	5,856
Amortization of consultants’ non-solicitation agreements	—	—	915
Payments related to consultants’ non-solicitation agreements	—	—	(1,062)
Accretion of interest expense	794	780	1,153
Provision for bad debts	9,518	10,015	7,987
Deferred income taxes	(982)	3,444	685
Gain on sale of property, net	(2,201)	—	—
Other, net	934	62	70
Changes in assets and liabilities:
Accounts receivable	(19,627)	(20,462)	(31,865)
Prepaid expenses and other current assets	(3,139)	(751)	(5,377)
Accounts payable	(5,620)	(932)	2,431
Accrued liabilities	3,004	(3,182)	1,342
Accrued compensation-related costs	15,375	7,223	(8,778)
Income taxes payable	(2,395)	(2,421)	6,264
Other current liabilities	13,703	4,142	2,477

Net cash provided by operating activities	91,843	87,912	58,397

Cash flows from investing activities:
Purchases of property and equipment	(24,080)	(23,771)	(21,345)
Proceeds from divestiture of assets held for sale	4,088	—	3,220
Acquisitions of businesses, net of cash acquired	(65,250)	(56,326)	(82,875)
Payments of acquisition liabilities	(4,518)	(13,365)	(26,723)
Other, net	(3,448)	(951)	(2,221)

Net cash used in investing activities	(93,208)	(94,413)	(129,944)

Cash flows from financing activities:
Issuances of common stock	7,512	9,132	8,721
Repurchases of common stock	(218,429)	—	—
(Repayments)/Borrowings from banks, net	(2,105)	(10,495)	40,800
Payment of bank borrowings assumed from business acquisitions	(2,420)	—	—
Payments of notes payable	(6,978)	—	—
Term loan proceeds	225,000	—	—
Payments of term loan installments	(1,125)	—	—
Other, net	(179)	4,738	—

Net cash provided by financing activities	1,276	3,375	49,521

Net decrease in cash and cash equivalents	(89)	(3,126)	(22,026)
Cash and cash equivalents at beginning of the year	11,745	14,871	36,897

Cash and cash equivalents at end of the year	$11,656	$11,745	$14,871

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

We are a specialized independent consulting firm providing dispute, investigative, financial, operational and business advisory, risk management and regulatory advisory, and transaction advisory solution services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

We are headquartered in Chicago, Illinois and have offices in various cities within the United States, as well as offices in Canada, Asia, and the United Kingdom. Our non U.S. subsidiaries, in aggregate, represented approximately 14 percent of our total revenues in 2007, approximately 9 percent in 2006 and less than 5 percent in 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows.

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash equivalents are comprised of liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2007 and 2006 based upon the short-term nature of the assets and liabilities.

Accounts Receivable Realization

We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our clients’ ability to make required payments, and the estimated realization, in cash, by us of amounts due from our clients. If our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for furniture, fixtures and equipment, and three

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years for software. Amortization of leasehold improvements is computed over the shorter of the remaining lease term or the estimated useful life of the asset.

Operating Leases

We lease office space under operating leases. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. For the purpose of recognizing these provisions on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For tenant allowances and rent holidays, we record a deferred rent liability and amortize the deferred rent over the terms of the leases as reductions to rent expense. For scheduled rent escalation clauses during the lease term or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the purchase method of accounting. We test goodwill and intangible assets annually for impairment. This annual test is performed in the second quarter of each year by comparing the financial statement carrying value of each reporting unit to its fair value. We also review long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment testing and review may be impacted by, among other things, our expected operating performance, ability to retain key personnel, changes in operating segments and competitive environment.

Considerable management judgment is required to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We did not recognize any impairment charges for goodwill, indefinite-lived intangible assets or identifiable intangible assets subject to amortization during the periods presented.

Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, employee training methodology and materials, backlog revenue, and trade names. Intangible assets, other than goodwill, are amortized based on the period of consumption, ranging up to nine years.

Revenue Recognition

We recognize revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement. There are also client engagements where we are paid a fixed amount for our services. The recording of these fixed revenue amounts requires us to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable, or (iii) the straight-line method over the term of the arrangement. From time to time, we also earn incremental revenues. These incremental revenue amounts are generally contingent on a specific event, and the incremental revenues are recognized when the contingencies are resolved.

Legal

We record legal expenses as incurred. Potential exposures related to unfavorable outcomes of legal matters are accrued for when they become probable and reasonably estimable.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Payments — SFAS No. 123(R)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-based Compensation,” and supersedes the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost resulting from all share-based compensation arrangements, such as our stock option and restricted stock plans, be recognized in the financial statements based on their grant date fair value. We adopted SFAS No. 123(R) using the modified prospective application method. Under the modified prospective application method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new awards and to unvested awards that are outstanding on the effective date (January 1, 2006) or subsequently modified or cancelled.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity — SFAS No. 150

In connection with certain acquisitions, we are contractually obligated to issue a fixed dollar amount of shares of our common stock. The number of shares to be issued is based on the trading price of our common stock at the time of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” we recorded such obligations as current and non-current liabilities based on the due dates of the obligations.

Income Taxes

Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record interest and penalties as a component of our income tax provision. Such amounts were not material during 2007.

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and related disclosures. The adoption of FIN 48 did not have an impact on our recognition or measurement of uncertain tax positions.

Treasury Stock

Treasury stock transactions are recorded at cost.

Foreign Currency Translation

The balance sheets of our foreign subsidiaries are translated into United States dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign exchange transactions are recorded in the consolidated statements of income. Such amounts were not significant during the periods presented.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Derivative

We maintain an interest rate swap that is designated as cash flow hedge to manage the market risk from changes in interest rates on a portion of our variable rate term loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income. Such instruments are recorded at fair value, and at December 31, 2007, the net fair value approximated a liability of $6.0 million which was included in other non-current liabilities. Changes in fair value, based upon the amount at which the instrument could be settled with a third party, are recorded in other comprehensive income only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statements of income. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense. During 2007, we recorded no gain or loss due to ineffectiveness and recorded $0.1 million in interest expense associated with differentials paid under the instrument. Based on the net fair value at December 31, 2007, we expect approximately $2.0 million will impact earnings in 2008.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and unrealized net loss on interest rate derivative. It is presented in the consolidated statements of stockholders’ equity.

3.	ACQUISITIONS

2007 Acquisitions

On January 5, 2007, we acquired Abros Enterprise Limited (“Abros”) for $11.9 million, which consisted of $9.9 million in cash, $1.0 million of our common stock paid at closing, and notes payable totaling $1.0 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $3.3 million, including $1.8 million in cash, and assumed liabilities of $1.4 million. As part of the purchase price allocation, we recorded $4.0 million in identifiable intangible assets and $8.1 million in goodwill, which included $1.2 million of deferred income taxes. Additionally, we paid $0.4 million of acquisition-related costs. As part of the purchase agreement, we acquired an office lease agreement which we terminated. We recorded $0.2 million to goodwill and accrued liabilities for the additional acquisition-related costs to exit certain leases of the acquired business. In addition, we paid $0.4 million related to adjustments to the net asset value acquired from Abros. Abros offered strategic planning, financial analysis and implementation advice for public sector infrastructure projects. We acquired Abros to strengthen our presence in the United Kingdom public sector markets. Abros was comprised of 15 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations Segment.

On June 8, 2007, we acquired Bluepress Limited, a holding company which conducts business through its wholly-owned subsidiary, Augmentis PLC (“Augmentis”), for $16.2 million, which consisted of $15.3 million in cash paid at closing and $0.8 million of our common stock paid in July 2007. We acquired assets of $3.1 million and assumed liabilities of $7.0 million. In June 2007, as part of the purchase agreement, we received $4.0 million in cash as an adjustment to the purchase price consideration related to the assumption of debt at the closing date, which was paid off shortly thereafter. As part of the purchase price allocation, we recorded $6.8 million in identifiable intangible assets and $11.8 million in goodwill, which included $2.0 million of deferred income taxes. Additionally, we paid $0.4 million in acquisition-related costs. Augmentis provided program management consulting services to support public sector infrastructure projects. We acquired Augmentis to strengthen our presence in the United Kingdom public sector markets. Augmentis was comprised of 24 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations Segment.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 19, 2007, we acquired the assets of AMDC Corporation (“AMDC”) for $16.7 million, which consisted of $13.0 million in cash and $1.7 million of our common stock paid at closing, and $2.0 million payable in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $5.0 million in identifiable intangible assets and $11.8 million in goodwill. In addition, as part of the purchase price allocation, we ascribed $0.4 million in deferred assets related to client contracts acquired and recorded $0.5 million in deferred revenue liabilities. We had $0.3 million in acquisition cost related to exiting an office lease acquired as part of the acquisition. AMDC provided strategy and implementation consulting services in relation to the development of hospital and healthcare facilities. We acquired AMDC to strengthen our healthcare business and leverage our construction consulting capabilities. AMDC was included in the North American Business Consulting Services segment and included 23 consulting professionals at the time of acquisition.

On July 30, 2007, we acquired Troika (UK) Limited (“Troika”) for $43.9 million, which consisted of $30.8 million in cash paid at closing, $3.3 million of our common stock paid in September 2007, and notes payable totaling $9.8 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $10.3 million, including $3.4 million in cash, and assumed liabilities of $5.9 million. As part of the purchase price allocation, we recorded $14.2 million in identifiable intangible assets and $30.7 million in goodwill, which included $4.0 million of deferred income taxes. We paid $1.0 million related to adjustments to the net asset value acquired from Troika. Additionally, we paid $0.4 million of acquisition-related costs. Troika provided consultancy services to the financial services and insurance industry covering operations performance improvement; product and distribution strategies; organization, people and change; and IT effectiveness and transaction support. Troika was included in the International Consulting Operations Segment and included 42 consulting professionals located in the United Kingdom at the time of acquisition.

We acquired other businesses during the year ended December 31, 2007 for an aggregate purchase price of approximately $7.8 million. As part of the purchase price allocations for these acquisitions, we recorded $3.9 million in identifiable intangible assets and $4.7 million in goodwill, which included $1.5 million of deferred income taxes. These acquisitions included 25 consulting professionals, most of whom were located in Canada.

The previously disclosed common stock consideration for the above acquisitions has discounted to account for certain restrictions on transferability of the equity securities for a period of time, generally one to four years. The allocation of purchase price for these acquisitions is materially complete; however, certain identifiable intangible assets valuations and income tax obligations have not been finalized. The Company expects to finalize these items by the end of the first quarter of 2008.

2006 Acquisitions

On March 23, 2006, we acquired Precept Programme Management Limited (“Precept”) for $54.7 million, which consisted of $38.4 million in cash and $12.0 million of our common stock paid at closing, and a $4.3 million note payable due March 2008. We acquired assets of $11.3 million, including cash of $5.6 million, and assumed liabilities totaling $4.8 million from the Precept acquisition. We did a purchase price allocation and recorded $41.1 million in goodwill and $12.8 million in identifiable intangible assets as part of the purchase price allocation. Precept was a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. We acquired Precept, which included approximately 35 consulting professionals at the time of acquisition, to strengthen our presence in the United Kingdom. Precept was included in the International Consulting Operations Services segment.

On November 30, 2006, we acquired HP3, Inc. (“HP3”) for $17.6 million, which consisted of $14.3 million in cash and $1.3 million of our common stock paid at closing, and $2.0 million in notes payable (payable in two

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal installments on the first and second anniversaries of the closing date). We acquired tangible assets of $6.6 million and assumed liabilities totaling $4.6 million from the acquisition. We did a purchase price allocation and recorded $12.3 million in goodwill and $4.6 million in identifiable intangible assets as part of the purchase price allocation. HP3 was a nationally recognized healthcare consulting firm with a proven reputation in providing clinical documentation, coding, and data for improved reimbursements, compliance and patient care. We acquired HP3, which included approximately 100 consulting professionals at the time of acquisition, to strengthen our healthcare business. HP3 was included in the North American Business Consulting Services segment.

We acquired several other businesses during the year ended December 31, 2006 for an aggregate purchase price of approximately $15.4 million.

2005 Acquisitions

On February 8, 2005, we acquired the majority of the assets of Casas, Benjamin & White, LLC (“CBW”) for $47.5 million, which consisted of $38.0 million in cash paid at closing and $9.5 million of our common stock to be issued in February 2006, 2007 and 2008. We recorded $35.7 million in goodwill and $10.1 million in intangible assets as part of the purchase price allocation. The CBW acquisition included 23 consulting professionals specializing in corporate restructuring and transaction advisory services. We acquired CBW to strengthen our financial advisory services practice and CBW was included in the North American Business Consulting Services segment.

On April 15, 2005, we acquired Tiber Group, LLC (“Tiber”) for $8.4 million, which consisted of $4.3 million in cash and $1.8 million of our common stock paid at closing, and $1.7 million in cash and $0.7 million of our common stock, both payable in two equal installments on the first and second anniversaries of the closing date. We recorded $8.4 million in goodwill as part of the purchase price allocation. Tiber included 24 consultants at the time of acquisition that provide strategic advisory services to clients in the healthcare industry. Tiber was included in the North American Business Consulting Services segment.

On July 15, 2005, we acquired the assets of A.W. Hutchison & Associates, LLC (“AWH”) for $26.5 million, which consisted of $17.5 million in cash and $1.7 million of our common stock paid at closing, and $3.0 million in cash and $4.3 million payable in our common stock, both payable in two equal installments in August 2006 and August 2007. As part of the AWH acquisition purchase price, we acquired $3.9 million of accounts receivable. We recorded $18.4 million in goodwill and $3.4 million in intangible assets as a part of the purchase price allocation. We acquired AWH, which included 57 consultants, to add depth to our construction management analysis and dispute resolution services and to broaden our geographic presence in the southeastern portion of the United States. AWH was included in the North American Dispute and Investigative Services segment.

On August 9, 2005, we acquired the stock of LAC, Ltd. (“LAC”) for $5.7 million, which consisted of $3.1 million in cash and $0.7 million of our common stock paid at closing and 0.1 million shares (valued at closing at $1.9 million) payable in three equal installments in August 2006, 2007 and 2008. LAC was formed in conjunction with a management buyout of the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., the risk consulting subsidiary of Marsh & McLennan Companies, Inc. In connection with our adoption of Staff Accounting Bulletin No. 108 (see note 7), we accounted for this transaction as a purchase of intangible assets outside of a business combination and recorded $4.4 million of intangible assets as part of the purchase price allocation and $1.3 million of compensation expense. Coincident with the LAC transaction, we purchased the Canadian forensic accounting, litigation consulting and business valuation practices of Kroll, Inc., for approximately $18.4 million. We recorded $13.4 million in goodwill and $1.2 million in intangible assets as a part of the purchase price allocation. The purchase, which included 54 consultants, strengthened our presence in Canada and provides services in the North American Dispute and Investigative Services segment.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Acquisitions

All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisitions.

Pro Forma Information

The following table summarizes certain supplemental unaudited pro forma financial information of us which was prepared as if the 2007 acquisitions noted above and the HP3, Inc. and Precept Programme Management Limited acquisitions in 2006 had occurred as of the beginning of the periods presented. The unaudited pro-forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the Years Ended
	December 31,
	2007	2006

Total revenues	$792,675	$761,090
Net income	$32,472	$51,231
Basic net income per share	$0.66	$0.97
Diluted net income per share	$0.64	$0.94

4.	SEGMENT INFORMATION

During the fourth quarter we reorganized into three operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, and International Consulting Operations. These segments are predominately defined by their geography but may include members from global teams. Prior segment data has been restated to reflect the changes. The business is managed and resources allocated on the basis of the three operating segments.

The North American Dispute and Investigative Services segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery, and regulatory compliance. The clients of this segment are principally law firms, corporate general counsels, and corporate boards.

The North American Business Consulting Services segment provides strategic, operational, financial, regulatory, and technical management consulting services to clients. Services are sold principally through vertical industry practices. The clients are principally “C” suite and corporate management, government entities, and law firms.

The International Consulting Operations segment provides a mix of dispute and business consulting services to clients in Europe and Asia.

In accordance with the disclosure requirements of SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information,” we identified the above three operating segments as reportable segments.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the segment operations for the years ended December 31, 2007, 2006 and 2005 have been summarized as follows (shown in thousands):

	2007	2006	2005

Total revenues:
North American Dispute and Investigative Services	$324,734	$296,066	$274,367
North American Business Consulting Services	379,152	356,452	298,994
International Consulting Operations	63,172	29,227	2,131

Total revenues	$767,058	$681,745	$575,492

Segment operating profit:
North American Dispute and Investigative Services	$126,529	$128,858	$118,662
North American Business Consulting Services	123,764	123,669	97,226
International Consulting Operations	22,160	13,740	1,310

Total combined segment operating profit	272,453	266,267	217,198

Segment reconciliation to income before taxes:
Unallocated:
General and administrative expenses	141,430	127,579	100,452
Depreciation expense	16,179	13,400	10,213
Amortization expense	17,494	9,959	8,538
Share-based compensation expense related to consulting personnel	12,247	10,265	7,504
Other operating expenses	11,837	7,400	1,250
Other expense, net (including interest expense)	14,728	4,304	3,283

Total unallocated expenses, net	213,915	172,907	131,240

Income before income tax expense	$58,538	$93,360	$85,958

During the periods presented above, we recorded other operating costs (see Note 13 for a description of such costs), which were not allocated to segment operating costs. Had we allocated other operating costs to our segments, we would have other operating costs attributable to North American Dispute and Investigative Services, North American Business Consulting Services and International Consulting Operations of $2.6 million, $2.9 million and zero, respectively, for the year ended December 31, 2007. The remaining $6.3 million of the other operating costs were not attributable to a segment.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts, related to specific reporting segments, have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. We record accounts receivable, and goodwill and intangible assets, net on a segment basis. Other balance sheet amounts are not maintained on a segment basis.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets by segment were as follows (shown in thousands):

	December 31,
	2007	2006

North American Dispute and Investigative Services	$325,426	$293,905
North American Business Consulting Services	246,656	203,745
International Consulting Operations	106,058	68,532
Unallocated assets	100,557	86,176

Total assets	$778,697	$652,358

Geographic data

Total revenue and assets by geographic region were as follows (shown in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Total revenue:
U.S	$658,325	$619,899	$557,419
United Kingdom	79,831	36,064	9,281
All other	28,902	25,782	8,792

Total	$767,058	$681,745	$575,492

	December 31,	December 31,
	2007	2006

Total assets:
U.S.	$569,406	$538,909
United Kingdom	163,562	80,462
All other	45,729	32,987

Total	$778,697	$652,358

5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2007	2006

Goodwill	$436,193	$365,130
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	430,768	359,705
Intangible assets:
Customer lists and relationships	65,705	39,565
Non-compete agreements	21,082	13,381
Other	16,840	12,263

Intangible assets, at cost	103,627	65,209
Less: accumulated amortization	(45,872)	(26,793)

Intangible assets, net	57,755	38,416

Goodwill and intangible assets, net	$488,523	$398,121

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform an annual goodwill impairment test. During the second quarter of 2007, we completed an annual impairment test for our goodwill balances as of May 31, 2007. There was no indication of impairment to our goodwill balances. We reviewed the net book values and estimated useful lives by class of our intangible assets and considered facts and circumstances that could be an indication of impairment. As of December 31, 2007, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At December 31, 2007, the weighted average remaining life for our intangible assets was six years.

The changes in carrying values of goodwill and intangible assets (shown in thousands) during the year ended December 31, 2007 and December 31, 2006 are as follows:

	2007	2006

Balance as of the beginning of the period — Goodwill, net	$359,705	$298,332
Cumulative effect of accounting change for goodwill (see note 7)	—	(8,267)
Goodwill acquired during the period	66,059	64,698
Foreign currency translation — goodwill	5,004	4,942

Balance as of the end of the period — Total	$430,768	$359,705

Balance as of the beginning of the period — Intangible assets, net	$38,416	$20,423
Cumulative effect of accounting change for intangible assets (see note 7)	—	5,143
Cumulative effect of accounting change for amortization of intangible assets (see note 7)	—	(217)
Intangible assets acquired during the period	34,388	21,341
Foreign currency translation — intangible assets, net	2,445	1,685
Less — amortization expense	(17,494)	(9,959)

Balance as of the end of the period — Total	$57,755	$38,416

For the businesses acquired during the year ended December 31, 2007, we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, and backlog revenue.

As disclosed in Note 4, we reorganized our operations into three segments and as part of the reorganization we reallocated goodwill among the three segments based on the fair value market, using an income method approach, as of December 31, 2007. Accordingly, as of December 31, 2007, goodwill and intangible assets, net of amortization, was $236.4 million for North American Dispute and Investigative Services, $168.6 million for North American Business Consulting Services and $83.5 million for International Consulting Operations. As of December 31, 2006, goodwill and intangible assets, net of amortization, was $207.9 million for North American Dispute and Investigative Services, $134.4 million for North American Business Consulting Services and $55.8 million for International Consulting Operations.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for 2007 was $17.5 million, compared with $10.0 million and $8.5 million for 2006 and 2005, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2007 (shown in thousands):

Year Ending December 31,	Amount

2008	$15,628
2009	13,492
2010	9,333
2011	8,392
2012	5,087
Thereafter	5,823

Total	$57,755

We have intangible assets that are expected to be amortized fully at various dates through 2014.

6.	NET INCOME PER SHARE (EPS)

Basic earnings per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average number of days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted earnings per share is computed by dividing income by the diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.

For the years ended December 31, 2007, 2006 and 2005, the components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	2007	2006	2005

Common shares outstanding	49,236	52,561	49,422
Business combination obligations payable in a fixed number of shares	275	429	589

Basic shares	49,511	52,990	50,011
Employee stock options	577	728	1,018
Restricted shares and stock units	439	558	783
Business combination obligations payable in a fixed dollar amount of shares	132	252	363
Contingently issuable shares	98	175	215

Diluted shares	50,757	54,703	52,390

For the years ended December 31, 2007, 2006 and 2005, we had outstanding stock options of 0.4 million, 0.3 million, and 0.3 million, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

In connection with certain business acquisitions, we are obligated to issue a certain number of shares of our common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance are included in the diluted earnings per share calculation.

In accordance with SFAS No. 128, “Earnings per Share,” we use the treasury stock method to calculate the dilutive effect of our common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers excess tax benefits or tax deficiencies that reduce or increase the dilutive effect of such shares being issued. The excess tax benefits or deficiencies are based on the difference between the market price of our common stock on the date the equity award is exercised or vested and the cumulative compensation cost of the stock options, restricted shares and restricted stock units. These excess tax benefits are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and, beginning January 1, 2006, as a component of financing cash flows in the accompanying consolidated statements of cash flows.

7.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2007

In June 2007, we completed our modified “Dutch Auction” tender offer and purchased 10.6 million shares of our common stock at a purchase price of $20.50 per share. Additionally, we recorded management and agent fees related to the tender offer as part of the costs of the purchase of our common stock. We account for treasury stock transactions using the cost method.

As part of the annual bonus incentive compensation for 2006, we granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to our employees during the first quarter 2007. These shares, which had an aggregate value of $5.7 million based on the market value of our common stock price at the grant date, vested six months from the grant date.

As part of the acquisitions consummated during 2007, we issued 500,000 shares of our common stock valued at $7.8 million, in aggregate. During the year ended December 31, 2007, we issued 330,000 shares of our common stock in connection with deferred purchase price obligations of other acquisitions made during previous years.

For the year ended December 31, 2006

In connection with the acquisition of Precept, we issued 636,000 shares of our common stock valued at $12.0 million at the time of closing. As part of the purchase price of other acquisitions made during 2006, we issued 177,000 shares of our common stock.

In January 2006, in connection with the acquisition of Tucker Alan, which occurred on January 30, 2004, we issued 340,000 shares of our common stock, the last of three annual installments of the purchase price. During the year ended December 31, 2006, we issued 333,000 shares of our common stock in connection with deferred purchase price obligations of other acquisitions made during previous years.

As part of the annual bonus incentive compensation for 2005, we granted approximately 265,000 shares of restricted stock, in lieu of cash bonus, to our employees during the first quarter 2006. These shares, which had an aggregate value of $5.2 million based on the market value of our common stock price at the grant date, vested six months from the grant dates.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for our December 31, 2006 year-end. We adopted SAB 108 during the fourth quarter of 2006 and accordingly, we recorded a $5.8 million, net of tax, cumulative effect of accounting change to accumulated deficit as of January 1, 2006. The $5.8 million cumulative effect of accounting change related to certain payments in

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with previously disclosed acquisitions and revenue recognition related to a long-term claims processing engagement. The cumulative effect of accounting change related to payments in connection with previously disclosed acquisitions aggregated $4.4 million. We have determined that such payments previously determined to be purchase price were compensatory in nature. The net income impact of the additional compensation expense would have been $0.2 million in 2002, $1.3 million in 2003, $1.5 million in 2004, and $1.4 million in 2005. The cumulative effect of the accounting change related to the revenue recognition of a long-term claims processing engagement was $1.4 million. If revenue had been recorded correctly, net income would have been reduced by $0.8 million in 2004 and $0.6 million in 2005. The error related to an inadvertent acceleration of revenue based on billing terms.

For the year ended December 31, 2005

In January 2005, in connection with the acquisition of Tucker Alan, we issued 377,000 shares of our common stock, the second of three annual installments of the purchase price. During the year ended December 31, 2005, we issued 245,000 shares of our common stock in connection with deferred purchase price obligations of other acquisitions made during the year and previous years.

As part of the annual bonus incentive compensation for 2004, we granted approximately 385,000 shares of restricted stock, in lieu of cash bonus, to our employees during the first quarter 2005. These shares, which had an aggregate value of $10.2 million based on the market value of our common stock price at the grant date, vested six months from the grant date.

Stockholder Rights Plan

On December 15, 1999, our board of directors adopted a stockholders rights plan and declared a dividend distribution of one right for each outstanding share of common stock, to stockholders of record at the close of business on December 27, 1999. The description and terms of those rights are set forth in a rights agreement between us and LaSalle Bank, as successor rights agent. Each right will entitle its holder, under certain circumstances described in the rights agreement, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, $.001 par value, at an exercise price of $75 per right, subject to adjustment. The rights are not exercisable until the distribution date (as defined in our rights agreement) and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by us.

Other Information

We did not have any preferred stock transactions during the years ended December 31, 2007, 2006 or 2005.

8.	SHARE-BASED COMPENSATION EXPENSE

Summary

On June 30, 1996, we adopted a long-term incentive plan that provides for common stock, common stock-based and other performance incentives to our employees, consultants, directors, advisors and independent contractors. On May 4, 2005, our shareholders approved, at the 2005 annual meeting of shareholders, an additional long-term incentive plan. The long-term incentive plan adopted in 2005 provided for an additional 5.25 million shares of our common stock available to be issued under the plan. In November 2001, we adopted a supplemental equity incentive plan to retain and recruit certain middle and senior-level employees and to optimize shareholder value. Our supplemental equity incentive plan only provides for the grant of nonqualified stock options. The supplemental equity incentive plan did not require shareholder approval; therefore, it was not voted on or approved by our stockholders.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purposes of the plans are to (1) align the interests of our shareholders and recipients of awards under the plan, (2) attract and retain officers, other employees, non-employee directors, consultants, independent contractors and agents, and (3) motivate such persons to act in the long-term best interests of our shareholders. The incentives offered by us under the plans are an important component of the compensation for the recipients.

Share-based Compensation Plans

The share-based compensation plans use restricted stock, stock options, and an employee stock purchase plan to provide incentives to our employees.

Restricted Stock Outstanding

As of December 31, 2007, we had 2.3 million restricted stock and equivalent units outstanding at a weighted average measurement price of $19.45 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plans.

During the year ended December 31, 2007, we issued 2.0 million shares of restricted stock related to annual bonus incentive compensation, performance incentive initiatives, and recruiting efforts. During the first quarter 2007, as part of the annual bonus incentive compensation, we granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to our employees. We also granted approximately 110,000 shares of restricted stock to our employees as a match for the annual bonus received in shares of restricted stock in lieu of cash. These shares vest in three equal installments over 18 months from the grant dates. On March 13, 2007 and April 30, 2007, we issued a total of 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. The compensation associated with these awards is being recognized over five years through March 2012. We review the likelihood of required performance achievements on a periodic basis and will adjust compensation expense on a prospective basis to reflect any change in estimate to properly reflect compensation expense over the remaining balance of the service or performance period. As of December 31, 2007, approximately 1.0 million of these restricted stock awards remain outstanding and no shares have vested to date.

Except for the awards issued in connection with the annual bonus incentive compensation and the key leader incentive program, the remaining awards outstanding at December 31, 2007 vest over four years, generally, in 25 percent annual installments from the grant date.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock activity for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Measurement	of Shares	Measurement	of Shares	Measurement
	(000s)	Date Price	(000s)	Date Price	(000s)	Date Price

Restricted stock and equivalents outstanding at beginning of year	1,963	$19.07	1,562	$16.45	1,691	$10.38
Granted	1,986	18.71	1,602	19.73	1,177	24.18
Exercised (vested)	(1,054)	17.50	(985)	15.79	(1,104)	15.61
Forfeited	(631)	19.20	(216)	19.33	(202)	15.83

Restricted stock and equivalents outstanding at end of year	2,264	$19.45	1,963	$19.07	1,562	$16.45

As of December 31, 2007, we had $25.2 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as compensation expense. That amount will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is 3.6 years.

The following table summarizes information regarding restricted stock outstanding:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
	Outstanding	Average	Outstanding	Average
	Shares	Measurement	Shares	Measurement
Range of Measurement Date Prices	(000s)	Date Price	(000s)	Date Price

$0.00 — $17.99	41	$16.96	238	$8.42
$18.00 — $18.99	1,067	18.55	116	18.30
$19.00 — $20.99	958	19.59	1,211	19.66
$21.00 — $24.99	107	22.54	240	22.41
$25.00 and above	91	26.00	158	25.97

Total	2,264	$19.45	1,963	$19.07

The median measurement price of outstanding restricted shares as of December 31, 2007 and 2006 was $19.82 and $19.70, respectively.

Stock Options Outstanding

As of December 31, 2007, we had 1.7 million stock options outstanding at a weighted average exercise price of $10.10 per share. As of December 31, 2007, 1.5 million stock options were exercisable at a weighted average exercise price of $8.87 per share. As of December 31, 2007, the intrinsic value of the stock options outstanding and stock options exercisable was $10.6 million, based on a market price of $13.67 for our common stock at December 31, 2007.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Exercise	of Shares	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Options outstanding at beginning of year	1,917	$9.13	2,395	$8.21	3,065	$7.31
Granted	109	18.86	82	19.73	65	25.60
Exercised	(310)	6.02	(520)	6.03	(613)	4.75
Forfeited or exchanged	(37)	21.32	(40)	16.25	(122)	8.69

Options outstanding at end of year	1,679	$10.10	1,917	$9.13	2,395	$8.21

Options exercisable at end of year	1,492	$8.87	1,737	$8.03	2,110	$7.31

The following table summarizes information regarding stock options outstanding:

	December 31, 2007			December 31, 2006
		Weighted	Remaining		Weighted	Remaining
	Outstanding	Average	Exercise	Outstanding	Average	Exercise
	Shares	Exercise	Period	Shares	Exercise	Period
Range of Exercise Prices	(000s)	Price	(Years)	(000s)	Price	(Years)

$0.00 to $3.74	199	$3.68	3.7	244	$3.68	4.4
$3.75 to $4.99	614	3.94	2.5	743	3.94	3.7
$5.00 to $9.99	355	6.17	4.6	456	6.21	5.6
$10.00 to $19.99	245	18.46	4.9	188	17.40	4.8
$20.00 and above	266	26.65	2.0	286	26.52	3.1

Total	1,679	$10.10	3.4	1,917	$9.13	4.3

The following table summarizes information regarding stock options exercisable at December 31, 2007:

		Weighted	Remaining
	Outstanding	Average	Exercise
	Shares	Exercise	Period
Range of Exercise Prices	(000s)	Price	(Years)

$0.00 to $3.74	199	$3.68	3.7
$3.75 to $4.99	614	3.94	2.5
$5.00 to $9.99	355	6.17	4.6
$10.00 to $19.99	89	17.44	4.8
$20.00 and above	235	26.86	1.8

Total	1,492	$8.87	3.2

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information regarding stock options outstanding by each plan as of December 31, 2007:

			Shares
			Remaining
		Weighted	Available
	Outstanding	Average	for Future
	Shares	Exercise	Issuances
Plan Category	(000s)	Price	(000s)

Long-Term Incentive Plan	1,544	$9.95	3,389
Supplemental Equity Incentive Plan	135	11.84	214

Total	1,679	$10.10	3,603

Shares issued from our long-term incentive plan are new shares, and shares issued from our supplemental equity incentive plan are issued from treasury.

Stock Options Grants

For purposes of calculating compensation cost under SFAS No. 123R, the fair value of each option grant is estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

	2007	2006

Fair value of options granted	$10.00	$10.52
Expected volatility	61%	64%
Risk free interest rate	4.7%	4.3%
Forfeiture rate	0%	0%
Dividend yield	0%	0%
Contractual or expected lives (years)	4.5	4.2

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeiture.

Share-based Compensation Expense

Share-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term based on the fair value at grant date. The agreements for certain restricted stock awards outstanding at December 31, 2007 contain provisions that allow for an acceleration of vesting if we achieve a certain level of financial performance. Accordingly, we may accelerate the unamortized compensation expense related to those awards and, therefore, we may experience variations in share-based compensation expense from period to period.

In addition, share-based compensation expense is recorded for certain stock options and stock appreciation rights (“variable accounting awards”) that have been awarded to our employees and are subject to variable accounting treatment. As of December 31, 2007, we had less than 25,000 shares that were subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in our stock price above the grant date fair value.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense consisted of the following (shown in thousands):

	For the years ended December 31,
	2007	2006	2005

Amortization of restricted stock awards	$13,244	$10,894	$8,824
Amortization of stock option awards	860	1,089	—
Fair value adjustment for variable accounting awards	(130)	(61)	(305)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	1,011	909	—
Other share-based compensation expense	425	830	560

Total share-based compensation expense	$15,410	$13,661	$9,079

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we had a policy of recognizing the effect of restricted stock forfeitures only as they occurred. For the years ended December 31, 2007 and 2006, in accordance to SFAS No. 123(R), we estimated the number of restricted stock awards granted during 2006 and 2007 that would not vest due to employee forfeiture and accordingly recorded a reduction of compensation expense for these awards over the amortization period. We review our estimates of allowance for forfeiture on a periodic basis. During the fourth quarter 2007, we changed our estimate of expected forfeiture from 5 percent to 8 percent and accordingly recorded a cumulative credit adjustment of $1.2 million to share-based compensation expense. For the year ended December 31, 2005, the compensation expense previously recognized for restricted stock awards were reversed when the forfeiture occurred.

For the year ended December 31, 2005, we did not recognized share-based compensation expense related to the amortization of stock option awards Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and did not record a share-based compensation expense for stock option awards as it related to the intrinsic value at grant date. See disclosure below within this footnote.

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category:

	2007	2006	2005

Cost of services	$12,247	$10,265	$7,504
General and administrative expenses	3,163	3,396	1,575

Total share-based compensation expense	$15,410	$13,661	$9,079

Income tax benefits recorded in the accompanying statements of income related to share-based compensation expense for the years ended December 31, 2007, 2006, and 2005 was $6.6 million, $5.9 million, and $3.8 million, respectively, assuming an effective income tax rate of 43 percent, 43 percent and 42 percent, respectively.

During the years ended December 31, 2007, 2006, and 2005, we received $8.3 million, $9.1 million, and $8.7 million of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2007, 2006, and 2005, we generated excess tax benefits of $2.4 million, $4.7 million, and $5.9 million, respectively, related to employee stock option exercises transactions.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

During 1996, we implemented an employee stock purchase plan that permits employees to purchase shares of our common stock each quarter at 85 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. During the years ended December 31, 2007, 2006, and 2005, we issued 410,000, 287,000 and 291,000 shares, respectively, of our common stock related to employee stock purchases under that employee stock purchase plan.

On May 3, 2006, at our annual meeting of stockholders, our stockholders approved a new employee stock purchase plan that became effective on January 1, 2007. The new employee stock purchase plan will expire on the date that all of the shares available under the prior employee stock purchase plan are issued to employees. The maximum number of shares of our common stock that can be issued under the employee stock purchase plan is 2.5 million shares, subject to certain adjustments.

We treat our employee stock purchase plan as compensatory under SFAS No. 123(R) and record the purchase discount from market price of stock purchases by employees as share-based compensation expense. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” as it related to employee stock purchase plans and did not record a share-based compensation expense for any discounts.

For the Years Ended December 31, 2005

Prior to the adoption of SFAS No. 123(R), we accounted for share-based compensation using the intrinsic value-based method, as prescribed under Accounting Principles Board Opinion No. 25 and related interpretations, for our share-based compensation plans for option and restricted stock awards. Accordingly, prior to January 1, 2006, no share-based compensation costs had been recognized for those option grants where the exercise price was equal to the fair market value of the underlying common stock on grant date.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to all awards during the year ended January 1, 2005.

2005

Net income, as reported	$49,856
Add: Share-based compensation expense included in reported net income, net of related tax effects	5,266
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,955)

Pro forma net income	$49,167

Earnings per share:
Basic, as reported	$1.00
Basic, pro forma	$0.98
Diluted, as reported	$0.95
Diluted, pro forma	$0.94

For purposes of calculating compensation cost under SFAS No. 123, the fair value of each option grant is estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The weighted average

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

2005

Fair value of options granted	$9.70
Expected volatility	64%
Risk free interest rate	4.3%
Forfeiture rate	15%
Dividend yield	0%
Contractual or expected lives (years)	4.2

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2007	2006

Billed amounts	$150,792	$132,566
Engagements in process	51,498	47,466
Allowance for uncollectible accounts	(12,674)	(11,970)

	$189,616	$168,062

Receivables attributable to engagements in process represent balances accrued by us for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.

Property and Equipment

Property and equipment as of December 31 consisted of (shown in thousands):

	2007	2006

Furniture, fixtures and equipment	$52,994	$48,334
Software	20,754	18,696
Leasehold improvements	39,510	31,458
Land and buildings	—	3,555

	113,258	102,043
Less: accumulated depreciation and amortization	(58,571)	(50,879)

Property and equipment, net	$54,687	$51,164

On September 28, 2007, we sold the property where our principal executive office was located for an aggregate gross purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.

As part of a restructuring initiative to reduce excess office space, we closed several offices. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a $3.4 million write down of leasehold improvements to other operating costs to reflect their fair value (see Note 13).

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

The components of other current liabilities as of December 31 were as follows (shown in thousands):

	2007	2006

Deferred business acquisition obligations	$5,132	$6,177
Deferred revenue	16,521	13,426
Deferred rent	2,136	929
Commitments on abandoned real estate	3,445	—
Other liabilities	5,315	2,889

	$32,549	$23,421

The deferred business acquisition obligations of $5.1 million at December 31, 2007 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. As of December 31, 2007, we were obligated to issue shares of common stock amounting to $1.7 million. The number of shares to be issued is based on the trading price of our common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations of $6.2 million at December 31, 2006 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. The liability for deferred business acquisition obligations has been discounted to net present value.

The long-term portion of deferred rent relates to rent credits on lease arrangements for our office facilities that expire at various dates through 2017. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary.

Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows (shown in thousands):

	2007	2006

Deferred business acquisition obligations	$465	$2,294
Deferred rent — long-term	10,873	6,508
Commitments on abandoned real estate	1,767	—
Interest rate swap liability	6,030	—
Other non-current liabilities	820	2,288

	$19,955	$11,090

The deferred business acquisition obligations of $0.5 million at December 31, 2007 consisted primarily of cash obligations. The liability for deferred business acquisition obligations has been discounted to net present value. The deferred business acquisition obligations are payable in January 2009. The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2017.

Notes Payable — Current and Non-Current

As of December 31, 2007, as part of the purchase price agreements for acquired businesses, we had $11.7 million in notes payable, which included $6.3 million of obligations due within one year subsequent to December 31, 2007. The notes bear interest at annual interest rates of 5.7 percent to 7.2 percent. As of December 31, 2007, accrued interest on the notes payable was approximately $0.2 million.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current notes payable were as follows (shown in thousands) as of December 31,

	2007	2006

Note related to the HP3 acquisition	$1,000	$1,000
Note related to the Abros acquisition	499	—
Note related to the Troika acquisition	4,849	—

Total current notes payable	$6,348	$1,000

Non-current notes payable were as follows (shown in thousands) as of December 31,

	2007	2006

Note related to the Precept acquisition	$—	$4,786
Note related to the HP3 acquisition	—	1,000
Note related to the Abros acquisition	499	—
Note related to the Troika acquisition	4,849	—

Total non-current notes payable	$5,348	$5,786

The note related to the Precept acquisition, which was due March 2008, was called and paid in September 2007.

10.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

2007 Non-Cash Transactions

During the year ended December 31, 2007, as part of the purchase price agreements for acquired businesses during the year, we entered into commitments totaling $3.1 million of deferred cash payments, $1.0 million of deferred stock issuances and $10.8 million of notes payable.

2006 Non-Cash Transactions

During the year ended December 31, 2006, as part of the purchase price agreements for acquired businesses during the year, we entered into commitments totaling $1.9 million of deferred cash payments, $1.7 million of deferred stock issuances and $6.3 million of notes payable.

2005 Non-Cash Transactions

During the year ended December 31, 2005, as part of the purchase price agreements for acquired businesses, we entered into commitments to issue shares of our common stock, with an aggregate value of $16.7 million at the closing dates.

Other Information

Total interest paid during the years ended December 31, 2007, 2006 and 2005 was $14.0 million, $4.3 million and $2.7 million, respectively. Total income taxes paid during the years ended December 31, 2007, 2006 and 2005 were $27.3 million, $35.4 million, and $23.7 million, respectively.

SFAS No. 123(R) amended FASB Statement No. 95, “Statement of Cash Flows,” to specify the classification in cash flow statements of the tax benefits realized from share-based payment arrangements. SFAS No. 123(R) requires that the amount of the tax benefits reported as an addition to, or deduction from, additional paid-in capital be reported as a financing activity rather than an operating activity. In accordance with SFAS No. 123(R), beginning January 1, 2006, we now classify the excess tax benefits from issuances of

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock as a financing activity. The adoption of SFAS No. 123(R) does not affect our net cash flows, but it does reduce net earnings and net earnings per share, both basic and diluted.

11.	COMPREHENSIVE INCOME

Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands) for the year ended December 31,

	2007	2006	2005

Net income	$33,396	$52,974	$49,856
Foreign currency translation adjustment	6,391	3,242	(393)
Unrealized net loss on interest rate derivative, net of income tax benefits.	(3,467)	—	—

Comprehensive income	$36,320	$56,216	$49,463

On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and has recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the year ended December 31, 2007. As of December 31, 2007, we have a $6.0 million liability related to this interest rate derivative and has recorded a $3.5 million unrealized loss, net of a tax benefit of $2.6 million, to accumulated other comprehensive income for the year ended December 31, 2007. As of December 31, 2007, accumulated other comprehensive income is comprised of foreign currency translation gains of $9.5 million and unrealized net loss on interest rate derivative of $3.5 million.

12.	CURRENT AND LONG TERM BANK DEBT

On May 31, 2007, we amended and restated our bank borrowing credit agreement (the “Credit Agreement”) to increase our revolving line of credit capacity from $200.0 million to $275.0 million (the “Revolving Credit Facility”) and to obtain a $225.0 million unsecured term loan facility (the “Term Loan Facility”). We have the option to increase the Revolving Credit Facility up to $375.0 million. Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro.

At our option, borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based at a variable rate equal to applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of December 31, 2007 the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.00%, respectively. As of December 31, 2007 and 2006, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the years ended December 31, 2007 and 2006, our average borrowing rate under the Credit Agreement was 6.6% and 6.4%, respectively.

The Credit Agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2007, under the definitions in the Credit Agreement, our consolidated leverage ratio was 2.2 and our consolidated fixed charge coverage ratio was 3.7. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of December 31, 2007 and were in compliance with the terms of our prior credit agreement as of December 31, 2006.

As of December 31, 2007, we had aggregate borrowings of $256.6 million compared to $33.6 million as of December 31, 2006. We had $223.9 million outstanding under the Term Loan Facility as of December 31, 2007. Included in the aggregate borrowings, we had $32.7 million and $29.6 million at December 31, 2007 and December 31, 2006, respectively, of United Kingdom Pounds Sterling borrowings under our line of credit. Such amounts are used to fund our operations in the United Kingdom. The table below lists the maturities of debt outstanding as of December 31, 2007.

Amount

2008	$2,250
2009	2,250
2010	12,375
2011	22,500
2012, through May 31	217,241

Total	$256,616

We used the cash proceeds from the Term Loan Facility to fund operations and repurchase shares of our common stock (see Note 7).

On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. As of December 31, 2007, we have a $6.0 million liability related to this interest rate derivative and have recorded a $3.5 million unrealized loss, net of a tax benefit of $2.6 million, to accumulated other comprehensive income for the year ended December 31, 2007.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OTHER OPERATING COSTS

Other operating costs for the years ended December 31, 2007, 2006 and 2005 consisted of the following (shown in thousands):

	2007	2006	2005

Separation costs and severance	$7,288	$—	$—
Office closures obligations, discounted and net of expected sublease income	3,346	—	—
Write down of leasehold improvements	3,404	—	—
Gain on sale of property	(2,201)	—	—
Litigation charge	—	7,400	1,250

Other operating costs	$11,837	$7,400	$1,250

During 2007, we recorded $7.3 million in separation and severance costs in connection with a plan to restructure our operations as part of a cost savings initiative. The restructuring of our operations included involuntary professional consulting and administrative staff headcount reductions. We offered severance packages to approximately 160 consulting and administrative employees to reduce the capacity of our underperforming practices and to reduce the headcount of our administrative support staff. We expect to have paid all severance and separation obligations by the end of the first quarter of 2008.

During the third and fourth quarters of 2007, we began to eliminate duplicate facilities, consolidate and close certain offices. We recorded $6.8 million of expense associated with the office closings and excess space reductions completed during 2007. The expense consisted of rent obligations through March 2017 for the offices, net of expected sublease income, and approximately $3.4 million write down of leasehold improvements reflecting their estimated fair value. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value. We expect to incur $3.5 million of these obligations during 2008.

We expect to record additional restructuring charges for real estate lease terminations and severance as other initiatives are completed.

On September 28, 2007, we sold the property where our principal executive office was located for an aggregate gross purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.

The current and non-current liability activity related to the above are as follows:

	Office Space	Workforce
	Reductions	Reductions

Charges to operations during the year ended December 31, 2007	$6,750	$7,288
Utilized during the year ended December 31, 2007	(1,538)	(6,089)

Balance at December 31, 2007	$5,212	$1,199

During the quarter ended September 30, 2006, we recorded a litigation charge of $9.3 million related to our dispute with City of Vernon, California. We subsequently settled the dispute during the fourth quarter of 2006 for $7.4 million.

14.	LEASE COMMITMENTS

We lease office facilities under operating lease arrangements that expire at various dates through 2017. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of our leases contain renewal provisions.

Future minimum annual lease payments for the years subsequent to December 31, 2007 and in the aggregate are as follows (shown in thousands):

Year Ending December 31,	Amount

2008	$23,690
2009	20,778
2010	17,633
2011	16,244
2012	10,836
Thereafter	25,119

$114,300

During 2007, we began to eliminate duplicate facilities, consolidate and close certain offices. Of the $114.3 million lease commitments as of December 31, 2007, $25.4 million of the lease commitments relate to offices we have abandoned or reduced excess space within, which are available for sublease. Such sublease income, if any, would offset the cash outlays. The lease commitments extend through 2017. We intend to secure subtenants for these leases to offset the sublease income against the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments.

Rent expense for operating leases was $27.4 million, $26.4 million and $22.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

15.	INCOME TAXES

Income tax expense, shown in thousands, consists of the following:

	For the Year Ended
	December 31,
	2007	2006	2005

Federal:
Current	$19,122	$27,290	$24,748
Deferred	1,930	3,322	3,222

Total	21,052	30,612	27,970

State:
Current	4,946	6,850	6,619
Deferred	493	847	822

Total	5,439	7,697	7,441

Foreign:
Current	2,056	2,802	689
Deferred	(3,405)	(725)	2

Total	(1,349)	2,077	691

Total federal, state and foreign income tax expense	$25,142	$40,386	$36,102

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the Year Ended December 31,
	2007	2006	2005

Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	6.0	5.5	5.4
Foreign taxes	0.5	1.4	0.7
Effect of non-deductible meals and entertainment expense	1.3	0.7	0.6
Effect of enacted tax rate changes	(1.3)	—	—
Effect of other transactions, net	1.5	0.7	0.3

	43.0%	43.3%	42.0%

The excess tax benefits associated with restricted stock, nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $1.6 million, $4.3 million, and $5.9 million in 2007, 2006 and 2005, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2007	2006

Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$5,184	$5,604
Deferred revenue	3,648	3,865
Accrued compensation	3,556	—
Interest rate derivative	2,563	—
Depreciation and amortization	1,199	718
Share-based compensation programs	4,791	5,144
Tax credits and capital loss carry forward	130	364
Other	1,336	130

Deferred tax assets	22,407	15,825

Acquisition costs — domestic acquisitions	(23,183)	(15,558)
Acquisition costs — foreign acquisitions	(12,637)	(7,152)
Change in accounting method	(883)	(1,231)
Investments	—	(6)

Deferred tax liabilities	(36,703)	(23,947)

Net deferred tax assets (liabilities)	$(14,296)	$(8,122)

During 2007 and 2006, we recorded a valuation allowance of approximately $477,000 and $300,000 related to certain foreign operating loss carry forwards. We have not recorded a valuation allowance against any of our other deferred tax assets, because we believe it is more likely than not that such deferred tax assets are recoverable from future results of operations. During 2006, we recorded a valuation allowance of approximately $500,000 related to certain capital loss carry forwards that expired as of December 31, 2006.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $12.6 million as of December 31, 2007. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

Adoption of FASB Interpretation No. 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109” (“FIN 48”) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The adoption of FIN 48 did not have a material impact on our financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In thousands)

Balance at January 1, 2007	$2,245
Additions based on tax positions of the current year	—
Additions based on tax positions of prior years	945
Reductions based on tax positions of prior years	(1,197)
Settlements	(914)

Balance at December 31, 2007	$1,079

Included in the balance at December 31, 2007 were $0.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. We recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense which were not material in 2007.

Included in the balance at December 31, 2007 were $0.7 million of tax positions for which the ultimate deductibility is uncertain and so we did not recognize any income tax benefit for financial accounting purposes. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local and foreign income tax matters have been concluded for years through 2002. U.S. federal income tax returns for 2003 through 2006 are currently open for examination. As of December 31, 2007 there is no current examination of the federal tax returns by the IRS.

16.	EMPLOYEE BENEFIT PLANS

We have a 401k plan and match an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant. We, as sponsor of the plans, use independent third parties to provide administrative services to the

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans. We have the right to terminate the plans at any time. Our contributions to the various plans were $6.0 million, $5.6 million and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We have other retirement plans for our foreign subsidiaries’ participants. During the year ended December 31, 2007 and 2006, we paid $2.8 and $1.3 million, respectively for retirement savings related plans.

17.	RELATED PARTY TRANSACTIONS

Governor Thompson, a member of our board of directors, was Chairman of the law firm of Winston & Strawn through August 2006. He is currently senior chairman at Winston & Strawn. Winston & Strawn has provided legal representation for us in the past and may provide services to us in the future. Total payments related to services rendered were less than $0.1 million in 2007, 2006 and 2005.

We lease office space from Equity Office Properties. William M. Goodyear was a trustee on the board of trustees at Equity Office Properties. Mr. Goodyear resigned as a trustee of Equity Office Properties during February 2007. During the years ended December 31, 2007, 2006 and 2005, we paid $2.8 million, $2.5 million and $3.4 million, respectively, to Equity Office Properties in connection with such space. These leases were executed at market terms.

18.	LITIGATION AND SETTLEMENTS

On November 28, 2006, we reached an agreement with the City of Vernon, California to settle for $7.4 million all claims related to an arbitrator’s interim award against us in an arbitration proceeding relating to a dispute with the City. The dispute related to certain electric distribution maintenance services that we provided to the City prior to November 30, 2003. Since then, we no longer provide electric distribution maintenance services. During 2006, we paid the $7.4 million settlement and recorded such payment as a litigation charge.

From time to time, we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, except as otherwise described above, we do not believe that any of those additional lawsuits or claims will have a material adverse effect on our financial condition or results of operation.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

	Balance at	Charged		Balance
	Beginning	to		at End
Description	of Year	Expenses	Deductions(1)	of Year

Year ended December 31, 2007
Allowance for doubtful accounts	$11,970	$9,518	$(8,814)	$12,674
Year ended December 31, 2006
Allowance for doubtful accounts	$10,586	$10,015	$(8,631)	$11,970
Year ended December 31, 2005
Allowance for doubtful accounts	$7,814	$7,987	$(5,215)	$10,586

(1)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1