Form 10-Q
period 2008-03-31
NAVIGANT CONSULTING INC
filed 2008-04-30
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-12173

Navigant Consulting, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	36-4094854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
     As of April 30, 2008, 48.3 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2008
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,632	$11,656
Accounts receivable, net	206,567	189,616
Prepaid expenses and other current assets	13,529	11,827
Deferred income tax assets	13,667	15,460

Total current assets	241,395	228,559
Property and equipment, net	52,129	54,687
Intangible assets, net	53,096	57,755
Goodwill	422,461	430,768
Other assets	8,373	6,928

Total assets	$777,454	$778,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,516	$7,547
Accrued liabilities	12,418	9,771
Accrued compensation-related costs	42,120	62,150
Income taxes payable	9,559	5,904
Notes payable	6,342	6,348
Bank debt	2,250	2,250
Other current liabilities	26,427	32,549

Total current liabilities	107,632	126,519

Non-current liabilities:
Deferred income tax liabilities	26,723	29,756
Notes payable	4,843	5,348
Other non-current liabilities	23,888	19,955
Term loan non-current	221,063	221,625
Bank borrowings non-current	44,454	32,741

Total non-current liabilities	320,971	309,425

Total liabilities	428,603	435,944

Stockholders’ equity:
Preferred stock	—	—
Common stock	58	58
Additional paid-in capital	545,048	546,870
Deferred stock issuance, net	1,853	2,847
Treasury stock	(239,771)	(242,302)
Retained earnings	40,088	29,182
Accumulated other comprehensive income	1,575	6,098

Total stockholders’ equity	348,851	342,753

Total liabilities and stockholders’ equity	$777,454	$778,697

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended
	March 31,
	2008	2007
Revenues before reimbursements	$184,294	$164,838
Reimbursements	22,845	18,452

Total revenues	207,139	183,290
Cost of services before reimbursable expenses	113,073	101,234
Reimbursable expenses	22,845	18,452

Total costs of services	135,918	119,686
General and administrative expenses	38,013	34,403
Depreciation expense	4,165	3,721
Amortization expense	4,227	3,636
Other operating costs:
Separation and severance costs	—	1,277
Office consolidation	1,518	—

Operating income	23,298	20,567
Interest expense	4,602	971
Interest income	(272)	(129)
Other expense, net	5	9

Income before income taxes	18,963	19,716
Income tax expense	8,057	8,379

Net income	$10,906	$11,337

Basic net income per share	$0.24	$0.21
Shares used in computing basic net income per share	46,099	54,537
Diluted net income per share	$0.23	$0.20
Shares used in computing diluted net income per share	46,838	55,907
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$10,906	$11,337
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Depreciation expense	4,165	3,721
Depreciation expense — office consolidations	868	—
Amortization expense	4,227	3,636
Share-based compensation expense	3,533	3,263
Accretion of interest expense	176	168
Provision for bad debts	2,071	2,817
Deferred income taxes	522	1,599
Other, net	14	—
Changes in assets and liabilities:
Accounts receivable	(19,434)	(12,373)
Prepaid expenses and other current assets	(4,036)	(8,147)
Accounts payable	985	(2,430)
Accrued liabilities	1,664	1,335
Accrued compensation-related costs	(19,948)	(14,058)
Income taxes payable	4,374	2,615
Other current liabilities	(4,118)	(976)

Net cash used in operating activities	(14,031)	(7,493)

Cash flows from investing activities:
Purchases of property and equipment	(2,531)	(3,240)
Acquisitions of businesses, net of cash acquired	—	(13,734)
Payments of acquisition liabilities	(1,154)	(800)
Other, net	—	773

Net cash used in investing activities	(3,685)	(17,001)

Cash flows from financing activities:
Issuances of common stock	2,563	3,427
Borrowings from banks, net	11,752	29,763
Payment of notes payable	(499)	—
Payment of term loan installment	(562)	—
Other, net	438	732

Net cash provided by financing activities	13,692	33,922

Net (decrease) increase in cash and cash equivalents	(4,024)	9,428
Cash and cash equivalents at beginning of the period	11,656	11,745

Cash and cash equivalents at end of the period	$7,632	$21,173

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
          The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for these interim periods.
          The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.
          These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Annual Report on Form 10-K, as filed by us with the Securities and Exchange Commission on February 28, 2008.
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
     We acquired other businesses during the quarter ended March 31, 2007 for an aggregate purchase price of approximately $7.8 million. As part of the purchase price allocations for these acquisitions, we recorded $3.9 million in identifiable intangible assets and $4.7 million in goodwill, which included $1.5 million of deferred income taxes. These acquisitions included 25 consulting professionals, most of whom were located in Canada.
          All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisitions.
     Pro Forma Information
          The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the first quarter 2007 acquisitions noted above had occurred as of the beginning of the periods presented. The unaudited pro-forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the three months ended
	March 31,
	2008	2007
Total revenues	$207,139	$195,480

Net income	$10,906	$10,903
Basic net income per share	$0.24	$0.20
Diluted net income per share	$0.23	$0.20
Note 3. Segment Information
     We are organized in three operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, and International Consulting Operations. These segments are predominately defined by their services and geographic markets. The business is managed and resources allocated on the basis of the three operating segments.
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
          Segment information for the three months ended March 31, 2008 and 2007 was as follows:

	For the three months ended
	March 31,
	2008	2007
Total revenues:
North American Dispute and Investigative Services	$91,002	$76,727
North American Business Consulting Services	96,341	95,179
International Consulting Operations	19,796	11,384

Total revenues	$207,139	$183,290

Operating profit:
North American Dispute and Investigative Services	$35,023	$31,144
North American Business Consulting Services	33,330	31,033
International Consulting Operations	5,383	4,183

Total combined segment operating profit	73,736	66,360

Segment reconciliation to income before income taxes:
Unallocated:
General and administrative expenses	38,013	34,403
Depreciation expense	4,165	3,721
Amortization expense	4,227	3,636
Share-based compensation expense related to consulting personnel	2,515	2,756
Other operating costs	1,518	1,277
Other expense, net (including interest expense)	4,335	851

Total unallocated expenses, net	54,773	46,644

Income before income taxes	$18,963	$19,716

          During the three months ended March 31, 2008 and 2007, we recorded other operating costs of $1.5 million and $1.3 million, respectively, which were not allocated to segment operating costs.
          The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts, related to specific reporting segments, have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. We record accounts receivable and goodwill and intangible assets on a segment basis. Other balance sheet amounts are not maintained on a segment basis.
     Total assets by segment were as follows (shown in thousands):

	March 31,	December 31,
	2008	2007
North American Dispute and Investigative Services	$325,229	$325,426
North American Business Consulting Services	248,948	246,656
International Consulting Operations	107,947	106,058
Unallocated assets	95,330	100,557

Total assets	$777,454	$778,697

Note 4. Goodwill and Intangible Assets
          Goodwill and other intangible assets consisted of (shown in thousands):

	March 31,	December 31,
	2008	2007
Goodwill	$427,886	$436,193
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	422,461	430,768

Intangible assets:
Customer lists and relationships	65,429	65,705
Non-compete agreements	20,906	21,082
Other	16,542	16,840

Intangible assets, at cost	102,877	103,627
Less: accumulated amortization	(49,781)	(45,872)

Intangible assets, net	53,096	57,755

Goodwill and intangible assets, net	$475,557	$488,523

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform an annual goodwill impairment test. During the second quarter of 2008, we will complete an annual impairment test for our goodwill balances as of May 31, 2008. Based on our most recent annual impairment test completed as of May 31, 2007, there was no indication of impairment to our goodwill balances. We reviewed the net book values and estimated useful lives by class of our intangible assets and considered facts and circumstances that could be an indication of impairment. As of March 31, 2008, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2008, the weighted average remaining life for our intangible assets was six years.

          The changes in carrying values of goodwill and intangible assets during the three months ended March 31 are as follows (shown in thousands):

	2008	2007

Beginning of period—Goodwill, net	$430,768	$359,705
Goodwill acquired during the period	—	13,821
Adjustments to goodwill	(6,905)	—
Foreign currency translation—goodwill	(1,402)	251

End of period — Goodwill, net	$422,461	$373,777

Beginning of period—Intangible assets, net	$57,755	$38,416
Intangible assets acquired during the period	—	6,370
Foreign currency translation—intangible assets, net	(432)	116
Less—amortization expense	(4,227)	(3,636)

End of period—Intangible assets, net	$53,096	$41,266

          During the quarter ended March 31, 2008, we recorded a reduction to goodwill and a related reduction to paid-in-capital of $6.8 million to reflect the discount for lack of marketability on common shares with transfer restrictions issued in connection with purchase price agreements. The fair value of the discount for lack of marketability was determined using a protective put approach that considered entity-specific assumptions, including the duration of the transfer restriction periods for the share issuances and applicable volatility of our common shares for those periods. In addition, we recorded a reduction to goodwill and a related reduction to deferred income taxes of $0.5 million to reflect the tax impact of such adjustments. Also, we recorded $0.4 million of goodwill related to purchase price adjustments of net assets received in certain 2007 acquisitions.
          As of March 31, 2008, goodwill and intangible assets, net of amortization, was $227.3 million for North American Dispute and Investigative Services, $166.6 million for North American Business Consulting Services and $81.6 million for International Consulting Operations.
          Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2007, based on intangible assets recorded at March 31, 2008, and includes $4.2 million recorded in the three months ended March 31, 2008 (shown in thousands):

Year ending December 31,	Amount
2008	$15,496
2009	13,295
2010	9,229
2011	8,240
2012	5,101
Thereafter	5,962

Total	$57,323

Note 5. Net Income per Share (EPS)
          Basic earnings per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common shares outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average number of days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted earnings per share is computed by dividing net income by the diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.
          For the three months ended March 31, 2008 and 2007, the components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended
	March 31,
	2008	2007
Common shares outstanding	45,990	54,217
Business combination obligations payable in a fixed number of shares	109	320

Basic shares	46,099	54,537
Employee stock options	442	656
Restricted shares and stock units	221	497
Business combination obligations payable in a fixed dollar amount of shares	76	161
Contingently issuable shares	—	56

Diluted shares	46,838	55,907

          For the three months ended March 31, 2008 and March 31, 2007, we had outstanding stock options for approximately 483,000 and 300,000 shares, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.
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

Note 6. Stockholders’ Equity
          The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2008 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2008	$342,753	45,800
Comprehensive income	6,383	—
Stock issued in acquisition-related transactions	892	124
Fair value adjustment of shares issued in acquisitions	(6,844)	—
Cash proceeds from employee stock option exercises and employee stock purchases	2,563	223
Vesting of restricted stock	—	270
Net settlement of employee taxes on the vesting of restricted stock	(717)	(42)
Tax benefits on stock options exercised and restricted stock vested, net of deficiencies	46	—
Amortization of restricted stock awards	3,173	—
Amortization of stock option awards	186	—
Fair value adjustment for variable accounting awards	107
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	309	—

Stockholders’ equity at March 31, 2008	$348,851	46,375

Note 7. Share-based Compensation Expense
Share-based Compensation Expense
          Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended
	March 31,
	2008	2007
Amortization of restricted stock awards	$3,173	$2,292
Amortization of stock option awards	186	174
Fair value adjustment for variable accounting awards	107	3
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	309	391
Other share-based compensation expense	(242)	403

Total share-based compensation expense	$3,533	$3,263

          Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category:

	Three months ended
	March 31,
	2008	2007
Cost of services	$2,515	$2,756
General and administrative expenses	1,018	507

Total share-based compensation expense	$3,533	$3,263

Restricted Stock Outstanding
          As of March 31, 2008, we had 1.9 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $19.16 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.

          The following table summarizes restricted stock activity for the three months ended March 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock outstanding at beginning of the period	2,264	$19.45	1,963	$19.07
Granted	—	—	1,757	18.64
Exercised (vested)	(270)	20.53	(350)	18.78
Forfeited	(78)	21.16	(22)	19.84

Restricted stock outstanding at end of the period	1,916	$19.16	3,348	$18.87

               As of March 31, 2008, we had $23.3 million of total compensation costs related to the unvested restricted stock that has not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately two years.
          During the first quarter of 2007, as part of the annual bonus incentive compensation, we granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to our employees. We also granted approximately 110,000 shares of restricted stock to our employees as a match for the annual bonus received in shares of restricted stock in lieu of cash. These shares vest in three equal installments over 18 months from the grant dates. Also on March 13, 2007 and April 30, 2007, we issued 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to the Company’s consolidated operating performance. The compensation associated with these awards is being recognized over five years through 2012. We review the likelihood of required performance achievements on a periodic basis and will adjust compensation expense on a prospective basis to reflect any change in estimate to properly reflect compensation expense over the remaining balance of the service or performance period. As of March 31, 2008, approximately 1.0 million of these restricted stock awards remain outstanding and no shares have vested to date.
          During the first quarter of 2008, the compensation committee of the board of directors suspended, for 2008, the policy to grant shares of the restricted stock in lieu of cash bonus to our employees. Accordingly, 2007 bonus incentive compensation was paid in cash.

Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable:
          The components of accounts receivable were as follows (shown in thousands):

	March 31,	December 31,
	2008	2007
Billed amounts	$154,635	$150,792
Engagements in process	67,442	51,498
Allowance for uncollectible accounts	(15,510)	(12,674)

	$206,567	$189,616

          Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services.
Property and Equipment:
          Property and equipment were as follows (shown in thousands):

	March 31,	December 31,
	2008	2007
Furniture, fixtures and equipment	$53,934	$52,994
Software	21,313	20,754
Leasehold improvements	40,383	39,510

	115,630	113,258
Less: accumulated depreciation and amortization	(63,501)	(58,571)

Property and equipment, net	$52,129	$54,687

Other Current Liabilities:
          The components of other current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2008	2007
Deferred business acquisition obligations	$3,603	$5,132
Deferred revenue	15,956	16,521
Deferred rent	1,761	2,136
Commitments on abandoned real estate	2,296	3,445
Other liabilities	2,811	5,315

	$26,427	$32,549

          The deferred business acquisition obligations of $3.6 million at March 31, 2008 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of our common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. Included in the $3.6 million balance of deferred business acquisition obligations at March 31, 2008 were obligations totaling $0.9 million, which will be settled by the issuances of the shares of our common stock. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates.

Other Non-Current Liabilities:
          The components of other non-current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2008	2007
Deferred business acquisition obligations	$—	$465
Deferred rent	10,926	10,873
Commitments on abandoned real estate	1,949	1,767
Interest rate swap liability	10,545	6,030
Other non-current liabilities	468	820

	$23,888	$19,955

          The long-term portion of deferred rent is primarily rent allowances on lease arrangements for our office facilities that expire at various dates through 2017. See discussion of the interest rate swap liability in “Note 10. Comprehensive Income.”
Notes Payable—Current and Non-Current
          As of March 31, 2008, as part of the purchase price agreements for acquired businesses, we had $11.2 million in notes payable, which included $6.3 million of obligations due within one year subsequent to March 31, 2008. The notes bear interest at annual interest rates of 5.7 percent to 7.1 percent, payable at maturity. As of March 31, 2008, accrued interest on the notes payable was $21,000, primarily relating to the note related to the acquisition of HP3.
     Current notes payable were as follows (shown in thousands):

	March 31,	December 31,
	2008	2007
Note related to the HP3 acquisition	$1,000	$1,000
Note related to the Abros acquisition	499	499
Note related to the Troika acquisition	4,843	4,849

Total current notes payable	$6,342	$6,348

     Non-current notes payable were as follows (shown in thousands):

	March 31,	December 31,
	2008	2007
Note related to the Abros acquisition	$—	$499
Note related to the Troika acquisition	4,843	4,849

Total non-current notes payable	$4,843	$5,348

Note 9. Supplemental Consolidated Cash Flow Information
Non-Cash Transactions
          During the three months ended March 31, 2007, as part of the purchase price agreements for acquired businesses, we entered into commitments to pay $ 2.1 million of deferred purchase price obligations and notes payable.
Other Information
          Total interest paid during the three months ended March 31, 2008 and 2007 was $5.3 million and $0.9 million, respectively. Total income taxes paid were $3.0 million and $3.6 million during the three months ended March 31, 2008 and 2007, respectively.

Note 10. Comprehensive Income
          Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement as follows (shown in thousands):

	For the three months ended
	March 31,
	2008	2007
Net income	$10,906	$11,337
Foreign currency translation adjustment	(1,927)	177
Unrealized net loss on interest rate derivative, net of tax benefit of $1,919	(2,596)	—

Comprehensive income	$6,383	$11,514

          On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the quarter ended March 31, 2008. As of March 31, 2008, we had a $10.6 million liability related to this interest rate derivative and we recorded a $2.6 million unrealized loss, net of a tax benefit of $1.9 million, to accumulated other comprehensive income for the quarter ended March 31, 2008.
          As of March 31, 2008, accumulated other comprehensive income is comprised of foreign currency translation gains of $8.0 million and unrealized net loss on interest rate swap of $6.1 million.
          In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We have deferred the adoption of SFAS No. 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Items in this classification include goodwill, and intangible assets with indefinite lives.
          SFAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability
          We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swap liability was valued using counterparty quotations in over-the counter markets. As such, these derivative instruments are classified within level 2.

Note 11. Bank Borrowings
          As of March 31, 2008, we maintained a bank borrowing credit agreement (the “Credit Agreement”) consisting of a $275 million revolving line of credit with the option to increase to $375.0 million (“Revolving Credit Facility”) and a $225.0 million unsecured term loan facility (“Term Loan Facility”). Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of March 31, 2008, we had aggregate borrowings of $267.8 million compared to $256.6 million as of December 31, 2007.
          At our option borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based on a variable rate equal to an applicable base rate or London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of March 31, 2008, the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.0%, respectively. As of March 31, 2008, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the quarter ended March 31, 2008 and 2007, our average borrowing rate under the Credit Agreement was 6.5% and 6.2%, respectively.
          The Credit Agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1, and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2008, under the definitions in the Credit Agreement, our consolidated leverage ratio was 2.3 and our consolidated fixed charge coverage ratio was 3.4. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of March 31, 2008 and December 31, 2007.
Note 12. Other Operating Costs
     Other operating costs for the quarters ended March 31, 2008 and 2007 consisted of the following (shown in thousands):

	2008	2007
Separation costs and severance	$—	$1,277
Adjustments to office closures obligations, discounted and net of expected sublease income	150	—
Write down of leasehold improvements	500	—
Accelerated depreciation on leasehold improvements due to expected office closures	868	—

Other operating costs	$1,518	$1,277

          During the third and fourth quarters of 2007, we began to eliminate duplicate facilities, and consolidate and close certain offices. During the three months ended March 31, 2008, we recorded $1.5 million of office closure related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. We expect to pay $2.3 million of these obligations during the next twelve months.
          We expect to record additional restructuring charges for real estate lease terminations as other initiatives are completed throughout 2008.
          During the three months ended March 31, 2007, the Company recorded $1.3 million realignment costs which consisted of separation costs and severance.

     The current and non-current liability activity related to the above are as follows:

	Office
	Space	Workforce
	Reductions	Reductions
Charges to operations during the year ended December 31, 2007	$6,750	$7,288
Utilized during the year ended December 31, 2007	(1,538)	(6,089)

Balance at December 31, 2007	5,212	1,199

Charges to operations during the quarter ended March 31, 2008	650	—
Utilized during the quarter ended March 31, 2008	(1,636)	(1,011)

Balance at March 31, 2008	$4,226	$188

          Office space reduction is not allocated to our individual business segments. As of March 31, 2008 had we allocated cumulative amounts relating to workforce reduction costs recorded in 2007 and 2008 to our segments we would have recorded $2.6 million to our North American Dispute and Investigative Services segment, $2.9 million to our North American Business Consulting Services segment, and zero to our International Consulting Operations.
Note 13. Subsequent Event
          On April 18, 2008, we signed a definitive agreement to acquire Chicago Partners, LLC, a leading Chicago-based economic and financial analysis consulting firm. Founded in 1994, Chicago Partners provides economic and financial analyses of legal and business issues for law firms, corporations and government agencies. The Chicago Partners team includes more than 90 leading academic and industry professional consultants, with backgrounds in economics, accounting and finance. Their work has spanned most major industry and typically focuses on issues including securities litigation, antitrust, valuation and asset pricing, forensic accounting, intellectual property, and labor market discrimination. Revenue for Chicago Partners during 2007 was $46.0 million.
          Under the terms of the agreement, we will pay $50.0 million in cash at closing and $23.0 million of our common stock, to be paid in four equal installments of $5.8 million of our common stock on each of the six month anniversary and the first, second and third anniversaries of the closing. In addition, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ practice achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be paid 75% in cash and 25% in our common stock. The purchase price to be paid at closing is expected to be financed under our Credit Agreement. The transaction is expected to close in the second quarter of 2008.

Item 2.
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success of the Company’s organizational changes; risks inherent in international operations, including foreign currency fluctuations; pace, timing and integration of acquisitions; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; dependence on the expansion of and the increase in our service offerings and staff; conflicts of interest; potential loss of clients; risks inherent with litigation; significant client assignments; professional liability; potential legislative and regulatory changes; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in our Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.
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
          Our revenues, margins and profits are generally not materially impacted by macro economic business trends; although a long term decline in the U.S. economy would likely impact our business. Examples of impacting events are natural disasters, legislative and regulatory changes, capital market disruptions, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.
          We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause variations in quarterly revenues and operating results if all other revenues and expenses during the quarters remain the same.
          Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses primarily consist of rent for our primary offices.

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
Revenue Recognition
          We recognize revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement. There are also client engagements where we are paid a fixed amount for our services. The recording of these fixed revenue amounts requires us to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable, or (iii) the straight-line method over the term of the arrangement. From time to time, we also earn incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.
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
     Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, employee training methodology and materials, backlog revenue and trade names. Intangible assets, other than goodwill, are amortized based on the period of consumption, ranging up to 9 years.
Share-Based Payments
          We recognize the cost resulting from all share-based compensation arrangements, such as our stock option and restricted stock plans, in the financial statements based on their fair value. Management judgment is required in order to i) estimate the fair value of certain share based payments, ii) determine expected attribution period and iii) assess expected future forfeitures. We treat our employee stock purchase plan as compensatory and record the purchase discount from market price of stock purchases by employees as share-based compensation expense.
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
Other Operating Costs
     We recorded expense and related liabilities associated with the office closings and excess space reductions associated with duplicate facilities and certain offices. The expense consisted of rent obligations for the offices, net of expected sublease income, and the write down and accelerated depreciation of leasehold improvements reflecting the change in the estimated useful life of our abandoned offices. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value.
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We have deferred the adoption of SFAS No. 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Items in this classification include goodwill, and intangible assets with indefinite lives.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 during the first quarter of 2008 and did not make such election to any of our assets or liabilities.
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
Results of Operations
2008 compared to 2007 — For the three month periods ended March 31
     Our operations are organized in three operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, and International Consulting Operations. These segments are predominately defined by their services and geographic markets. The business is managed and resources allocated on the basis of the three operating segments.

     The following table summarizes for comparative purposes certain financial and statistical data for our three segments for the three months ended March 31 (dollar amounts are thousands, except bill rate).

			Percent
			Change
			Increase
	2008	2007	(Decrease)
Revenues before reimbursements
North American Dispute and Investigative Services	$83,823	$71,530	17.2%
North American Business Consulting Services	83,468	83,793	(0.4%)
International Consulting Operations	17,003	9,515	78.7%

Total revenues before reimbursements	$184,294	$164,838	11.8%

Total Revenues
North American Dispute and Investigative Services	$91,002	$76,727	18.6%
North American Business Consulting Services	96,341	95,179	1.2%
International Consulting Operations	19,796	11,384	73.9%

Total revenues	$207,139	$183,290	13.0%

Average Full Time Equivalent (“FTE”) consultants
North American Dispute and Investigative Services	796	792	0.5%
North American Business Consulting Services	940	1,052	(10.6%)
International Consulting Operations	177	89	98.9%

Total	1,913	1,933	(1.0%)

Average Utilization rates based on 1,850 hours
North American Dispute and Investigative Services	84%	78%	7.7%
North American Business Consulting Services	84%	77%	9.1%
International Consulting Operations	73%	86%	(15.1%)

Total	83%	78%	6.4%

Bill Rate (1)
North American Dispute and Investigative Services	$292	$265	10.2%
North American Business Consulting Services	$213	$201	6.0%
International Consulting Operations	$293	$257	14.0%

Total	$254	$230	10.4%

(1)	Excludes the impact of performance based fees
          Total Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount.
          Revenues before reimbursements for the three months ended March 31, 2008 increased over the corresponding period in 2007 due to increases in consultant utilization and an improved average bill rate per hour, which were partially offset by a slight decrease in headcount of 1 percent. The consultant utilization rate was 83 percent for the three months ended March 31, 2008, compared to 78 percent for the corresponding period in 2007. We calculated our utilization rate assuming a 1,850 hour annual base.
     North American Dispute and Investigative Services. Total revenues for this segment increased 18.6 percent for the three months ended March 31, 2008 over the corresponding period in 2007. The increase was the result of a 8 percent increased utilization rate combined with an increased bill rate of 10 percent.
     North American Business Consulting Services. Total revenues for this segment increased 1.2 percent for the three months ended March 31, 2008 over the corresponding period in 2007. Assuming acquisitions made during 2007 operated at historic run rates, approximately 2 percentage points of increased revenue would be attributable to these acquisitions. Increased utilization of 9 percent and increased bill rate of 6 percent were offset by a reduction in headcount.

     International Consulting Operations. Total revenues for this segment increased significantly for the three months ended March 31, 2008 over the corresponding period in 2007. The increase was attributable to our 2007 acquisitions.
          Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased $11.8 million or 11.7 percent, to $113.1 million for the three months ended March 31, 2008, from $101.2 million in the corresponding period in 2007.
          Cost of services before reimbursable expenses increased primarily because of higher consultant compensation and benefits, which was primarily attributable to enhanced performance and favorable results in the first quarter 2008 compared to the first quarter of 2007. As a percentage of revenues before reimbursements, costs of services before reimbursable expenses was consistent at 61 percent for the three months ended March 31, 2008 and 2007.
     Cost of services before reimbursable expenses includes amounts related to consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance and under a compensation methodology as approved by our management and the compensation committee of our board of directors. The amount of expense recorded for consultant incentive compensation during the first quarter of 2008 was higher than the same period in 2007 primarily associated with the improved operating performance. In addition, from time to time we enter into long-term incentive and retention agreements the amortization of which is included in consultant compensation.
     The North American Dispute and Investigative Services segment profitability was favorably impacted by the increased utilization and bill rate in the first quarter 2008 compared to the same period last year. The North American Business Consulting Services segment was also favorably impacted by the increase in utilization and bill rate in the first quarter 2008 compared to 2007. The International Consulting Operations segment’s profitability for the first quarter of 2008 was negatively impacted by an increase in headcount yielding a lower utilization compared to the same period last year.
     General and Administrative Expenses. General and administrative expenses include facility-related costs, compensation and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services and all other support costs.
          General and administrative expenses increased $3.6 million, or 11 percent, to $38.0 million in the three months ended March 31, 2008 when compared to the corresponding period in 2007. The increase in general and administrative expenses was a result of incremental overhead costs related to professional fees including legal and information technology costs, as well as investments to support additional consulting personnel. General and administrative expenses as a percentage of revenues before reimbursements was consistent at 21 percent for the three months ended March 31, 2008 and 2007.
          Other Operating Costs. During the three months ended March 31, 2008, we recorded $1.5 million of office closure related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. During the three months ended March 31, 2007, we recorded $1.3 million of realignment costs, which consisted of separation costs and severance.
          Amortization Expense. Amortization expense includes primarily the straight-line amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.
          For the three months ended March 31, 2008, amortization expense was $4.2 million, compared to $3.6 million for the corresponding period in 2007. The increase of $0.6 million was primarily due to the amortization of intangible assets acquired as part of the acquisitions made in 2007.
          Interest Expense. Interest expense includes interest on borrowed amounts under our Credit Agreement, interest on notes payable, amortization of debt refinancing costs, and accretion of imputed interest related to deferred purchase price obligations.
          For the three months ended March 31, 2008 and 2007, interest expense was $4.6 million and $1.0 million, respectively. The increase in interest expense was related to the increase in borrowings under our Credit Agreement. We increased borrowings to finance certain acquisitions made during the year ended December 31, 2007 and to purchase shares of our common stock in June 2007.
          Income tax expense. The effective income tax rate for the three months ended March 31, 2008 and 2007 was consistent at 42.5 percent.

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

	2008	2007
Number of FTE consultants as of March 31	1,896	1,928
Average number of FTE consultants for the quarter ended March 31	1,913	1,933
Average utilization of consultants, based on industry standard of 1,850 hours	83%	78%
Number of administrative and management personnel as of March 31	561	536
          The number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition during the period. The decrease in FTE consultants for the three months ended March 31, 2008 compared to the corresponding period in 2007 reflects our realignment initiative in 2007 offset by business acquisitions and recruiting efforts.
Liquidity and Capital Resources
Summary
          We had $7.6 million in cash and cash equivalents at March 31, 2008, compared to $11.7 million at December 31, 2007. Our cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less. As of March 31, 2008 we had total bank debt outstanding of $267.8 million under our Credit Agreement compared to $256.6 million as of December 31, 2007.
          We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by dividing quarterly revenues by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 83 days at March 31, 2008 compared to 77 days at December 31, 2007.
Operating Activities
          Net cash used by operating activities was $14.0 million for the three months ended March 31, 2008 compared to $7.5 million used for the three months ended March 31, 2007. The increase in net cash used by operating activities was primarily associated with the increase in disbursements of annual incentive compensation associated with higher consultant headcount and the increased investment in accounts receivable associated with higher revenue.
Investing Activities
          Net cash used in investing activities for the three months ended March 31, 2008 was $3.7 million compared to $17.0 million for the three months ended March 31, 2007. The decrease in the use of cash was primarily related to higher investment spending on acquisitions during the first quarter of 2007 compared to 2008.
Financing Activities
          Net cash provided by financing activities for the three months ended March 31, 2008 was $13.7 million, compared to $33.9 million for the three months ended March 31, 2007. The decrease was primarily attributable to lower borrowings on our Credit Agreement during the first quarter of 2008 as a result of lower investing activities.
Debt, Commitments and Capital
          As of March 31, 2008, we maintained a bank borrowing credit agreement (the “Credit Agreement”) consisting of a $275.0 million revolving line of credit with the option to increase to $375.0 million (“Revolving Credit Facility”) and a $225.0 million unsecured term loan facility (“Term Loan Facility”). Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of March 31, 2008, we had aggregate borrowings of $267.8 million compared to $256.6 million as of December 31, 2007.
          At our option borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based on a variable rate equal to an applicable base rate or London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of March 31, 2008, the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.0%, respectively. As of March 31, 2008, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the quarter ended March 31, 2008 and 2007, our average borrowing rate under the Credit Agreement was 6.5% and 6.2%, respectively.
          The Credit Agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2008, under the definitions in the Credit Agreement, our consolidated leverage ratio was 2.3 and our consolidated fixed charge coverage ratio was 3.4. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of March 31, 2008 and December 31, 2007.
          As of March 31, 2008, we had total commitments of $375.9 million, which included $5.5 million in deferred business acquisition obligations, payable in cash and common stock, notes payable of $11.2 million, and $91.5 million in lease commitments. As of March 31, 2008, we had no significant commitments for capital expenditures.
          The following table shows the components of significant commitments as of March 31, 2008 and the scheduled years of payments (shown in thousands):

		From April 1,
		2008 to
		December 31,
Contractual Obligations	Total	2008	2009 to 2010	2011 to 2012	Thereafter
Deferred purchase price obligations	$5,457	$4,216	$1,241	$—	$—
Notes payable	11,185	5,843	5,342	—	—
Line of credit	44,454	—	—	44,454	—
Term loan	223,313	1,688	14,625	207,000	—
Lease commitments	91,482	17,784	38,417	27,530	7,751

	$375,891	$29,531	$59,625	$278,984	$7,751

     We do not expect to significantly increase or reduce our reserve for uncertain tax positions during the next twelve months.
     We believe that our current cash and cash equivalents, the future cash flows from operations and our Credit Agreement will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event we make significant cash expenditures in the future for major acquisitions or other non-operating activities, we might need additional debt or equity financing, as appropriate.
     On April 18, 2008, we signed a definitive agreement to acquire Chicago Partners, LLC, a leading Chicago-based economic and financial analysis consulting firm. Under the terms of the agreement, we will pay $50.0 million in cash at closing and $23.0 million of our common stock, to be paid in four equal installments of $5.8 million of our common stock on each of the six month anniversary and the first, second and third anniversaries of the closing. In addition, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ practice achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be paid 75% in cash and 25% in our common stock. The purchase price to be paid at closing is expected to be financed under our Credit Agreement. The transaction is expected to close in the second quarter of 2008.
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
          At March 31, 2008, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or operating results.
          On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the three months ended March 31, 2008. As of March 31, 2008, we had a $10.6 million liability related to this interest rate derivative and recorded a $2.6 million unrealized loss, net of a tax benefit of $1.9 million, to accumulated other comprehensive income during the three months ended March 31, 2008.
          Other than the deferred purchase price obligations, notes payable, borrowings under the Credit Agreement, and the $165.0 million interest rate swap agreement, we did not have, at March 31, 2008, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.
          Our market risk associated with the Credit Agreement relates to changes in interest rates. As of March 31, 2008, borrowings under the Credit Agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the Credit Agreement at March 31, 2008, each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense, after considering the impact of our interest rate swap agreement entered into on July 2, 2007.
          We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2008, we had net assets of approximately $82.7 million with a functional currency of the United Kingdom Pounds Sterling and $32.8 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively.
Item 4. Controls and Procedures
          Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
          We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
          During the three months ended March 31, 2008, there has not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended March 31, 2008, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption		Assets
Date	Securities	Consideration (a)	Claimed (b)	Purchaser or “Recipient”	Purchased
January 24, 2008	Common Stock	14,866	Section 4(2)	Tedd Avey & Associated Ltd.	(d	)
January 31, 2008	Common Stock	8,159	Section 4(2)	Devito Consulting, Inc	(c	)
February 8, 2008	Common Stock	100,539	Section 4(2)	Casas, Benjamin & White, LLC	(c	)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.

(d)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner(s) of the entity.
Item 6. Exhibits
          The following exhibits are filed with the Form 10-Q:

Exhibit 2.1	-	Purchase and Sale Agreement dated as of April 18, 2008 (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted but will be provided supplementally to the Commission upon request) (incorporated by reference from our Current Report on Form 8-K dated April 24, 2008).

Exhibit 10.1	-	First Amendment of the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference from our Current Report on Form 8-K dated April 24, 2008).

Exhibit 31.1	-	Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2	-	Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1	-	Section 1350 Certification

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
Date: April 30, 2008