Form 10-Q
period 2008-06-30
NAVIGANT CONSULTING INC
filed 2008-08-01
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the six months ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 1, 2008, 48.3 million shares of the Registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2008
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,320	$11,656
Accounts receivable, net	219,868	189,616
Prepaid expenses and other current assets	17,071	11,827
Deferred income tax assets	19,026	15,460

Total current assets	266,285	228,559
Property and equipment, net	49,473	54,687
Intangible assets, net	52,903	57,755
Goodwill	483,343	430,768
Other assets	19,867	6,928

Total assets	$871,871	$778,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,297	$7,547
Accrued liabilities	12,316	9,771
Accrued compensation-related costs	55,402	62,150
Income taxes payable	7,941	5,904
Notes payable	6,343	6,348
Bank debt	2,250	2,250
Other current liabilities	39,094	32,549

Total current liabilities	132,643	126,519
Non-current liabilities:
Deferred income tax liabilities	29,071	29,756
Notes payable	4,844	5,348
Other non-current liabilities	31,989	19,955
Term loan non-current	220,500	221,625
Bank borrowings non-current	86,287	32,741

Total non-current liabilities	372,691	309,425

Total liabilities	505,334	435,944

Stockholders’ equity:
Preferred stock	—	—
Common stock	58	58
Additional paid-in capital	549,549	546,870
Deferred stock issuance	1,853	2,847
Treasury stock	(239,687)	(242,302)
Retained earnings	50,074	29,182
Accumulated other comprehensive income	4,690	6,098

Total stockholders’ equity	366,537	342,753

Total liabilities and stockholders’ equity	$871,871	$778,697

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended
	June 30,
	2008	2007
Revenues before reimbursements	$189,385	$169,650
Reimbursements	22,023	19,983

Total revenues	211,408	189,633
Cost of services before reimbursable expenses	113,852	105,849
Reimbursable expenses	22,023	19,983

Total costs of services	135,875	125,832
General and administrative expenses	41,071	34,144
Depreciation expense	4,381	3,995
Amortization expense	4,597	3,784
Other operating costs:
Office consolidation	2,575	—

Operating income	22,909	21,878
Interest expense	5,618	2,469
Interest income	(225)	(144)
Other income, net	(68)	(117)

Income before income taxes	17,584	19,670
Income tax expense	7,598	8,320

Net income	$9,986	$11,350

Basic net income per share	$0.21	$0.22
Shares used in computing basic net income per share	46,511	52,432
Diluted net income per share	$0.21	$0.21
Shares used in computing diluted net income per share	48,257	54,126
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the six months ended
	June 30,
	2008	2007
Revenues before reimbursements	$373,679	$334,488
Reimbursements	44,868	38,435

Total revenues	418,547	372,923
Cost of services before reimbursable expenses	226,925	207,083
Reimbursable expenses	44,868	38,435

Total costs of services	271,793	245,518
General and administrative expenses	79,084	68,547
Depreciation expense	8,546	7,716
Amortization expense	8,824	7,420
Other operating costs:
Separation and severance costs	—	1,277
Office consolidation	4,093	—

Operating income	46,207	42,445
Interest expense	10,220	3,440
Interest income	(497)	(273)
Other income, net	(63)	(108)

Income before income taxes	36,547	39,386
Income tax expense	15,655	16,699

Net income	$20,892	$22,687

Basic net income per share	$0.45	$0.42
Shares used in computing basic net income per share	46,305	53,485
Diluted net income per share	$0.44	$0.41
Shares used in computing diluted net income per share	47,548	55,017
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$20,892	$22,687
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	8,546	7,716
Depreciation expense-office consolidation	1,488	—
Amortization expense	8,824	7,420
Share-based compensation expense	6,577	8,710
Accretion of interest expense	343	350
Deferred income taxes	(4,579)	2,523
Provision for bad debt	9,470	4,669
Other, net	(14)	351
Changes in assets and liabilities:
Accounts receivable	(24,325)	(27,356)
Prepaid expenses and other assets	(19,017)	(8,646)
Accounts payable	1,525	(74)
Accrued liabilities	2,246	4,122
Accrued compensation-related costs	(12,971)	(8,533)
Income taxes payable	2,758	(1,883)
Other current liabilities	(2,331)	(1,135)

Net cash (used in) provided by operating activities	(568)	10,921

Cash flows from investing activities:
Purchases of property and equipment	(3,964)	(14,430)
Acquisitions of businesses, net of cash acquired	(50,000)	(37,925)
Payments of acquisition liabilities	(3,653)	(2,165)
Other, net	(352)	(1,269)

Net cash used in investing activities	(57,969)	(55,789)

Cash flows from financing activities:
Issuances of common stock	4,078	5,569
Borrowings from banks, net	53,599	40,903
(Payments of) proceeds from term loan from banks	(1,125)	225,000
Repurchases of common stock	—	(218,429)
Other, net	649	(229)

Net cash provided by financing activities	57,201	52,814

Net increase (decrease) in cash and cash equivalents	(1,336)	7,946
Cash and cash equivalents at beginning of the period	11,656	11,745

Cash and cash equivalents at end of the period	$10,320	$19,691

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
     The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.
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
Note 2. Acquisitions
2008 Acquisitions
     On May 1, 2008, we acquired the assets of Chicago Partners, LLC (“Chicago Partners”) for $73.0 million which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million on the six month anniversary of the closing and each of the first, second and third year anniversaries of the closing. We acquired assets of $16.7 million, including $15.8 million in accounts receivable, net of allowance for doubtful accounts, and assumed liabilities of $7.1 million. Through June 30, 2008, we paid $0.4 million in acquisition-related costs. We recorded $2.0 million to goodwill and liabilities for obligations related to lease exit costs for two offices acquired as part of the acquisition. As part of the purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $60.9 million in goodwill. The purchase agreement provides for an adjustment of purchase price for the difference in net assets acquired compared to the target net assets. Additionally, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ segment achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75 percent in cash and 25 percent in our common stock. The additional purchase price payments, if any, will be payable in April of the year following such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. The purchase price paid in cash at closing was funded under our credit facility. The allocation of purchase price for Chicago Partners is preliminary, as the valuation of certain identifiable intangible assets and obligations for certain real estate has not been finalized. We expect to complete the allocation of purchase price by the end of the third quarter of 2008.
     We acquired Chicago Partners to expand our product offerings to our clients. Chicago Partners provides economic and financial analyses of legal and business issues for law firms, corporations and government agencies. Chicago Partners has approximately 90 consultants. Chicago Partners will be managed and resources will be allocated based on its results and as such, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), will operate under a fourth operating segment referred to as “Economic Consulting Services.”

2007 Acquisitions
     On January 5, 2007, we acquired Abros Enterprise Limited (“Abros”) for $11.9 million, which consisted of $9.9 million in cash, $1.0 million of our common stock paid at closing, and notes payable totaling $1.0 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $3.3 million, including $1.8 million in cash, and assumed liabilities of $1.4 million. As part of the purchase price allocation, we recorded $4.0 million in identifiable intangible assets and $8.1 million in goodwill, which included $1.2 million of deferred income taxes. Additionally, we paid $0.4 million of acquisition-related costs. As part of the purchase agreement, we acquired an office lease agreement which we terminated. We recorded $0.2 million to goodwill and accrued liabilities for the additional acquisition-related costs to exit the lease of the acquired business. In addition, we paid $0.4 million related to adjustments to the net asset value acquired from Abros. Abros offered strategic planning, financial analysis and implementation advice for public sector infrastructure projects. We acquired Abros to strengthen our presence in the United Kingdom public sector markets. Abros was comprised of 15 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations segment.
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
     On June 19, 2007, we acquired the assets of AMDC Corporation (“AMDC”) for $16.6 million, which consisted of $13.0 million in cash and $1.6 million of our common stock paid at closing, and $2.0 million payable in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.9 million in identifiable intangible assets and $12.2 million in goodwill. We assumed certain liabilities aggregating $1.1 million including deferred revenue and acquisition costs related to exiting an office lease acquired as part of the acquisition. AMDC provided strategy and implementation consulting services in relation to the development of hospital and healthcare facilities. We acquired AMDC to strengthen our healthcare business and leverage our construction consulting capabilities. AMDC was included in the North American Business Consulting Services segment and included 23 consulting professionals at the time of acquisition.
     We acquired other businesses during the six months ended June 30, 2007 for an aggregate purchase price of approximately $7.8 million. As part of the purchase price allocations for these acquisitions, we recorded $3.9 million in identifiable intangible assets and $4.7 million in goodwill, which included $1.5 million of deferred income taxes. These acquisitions included 25 consulting professionals, most of whom were located in Canada.
     All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in the consolidated financial statements since the dates of the acquisition.
Pro Forma Information
     The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the acquisitions noted above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	$215,829	$212,008	$436,231	$419,015

Net income	$10,271	$11,342	$22,043	$22,739
Basic net income per share	$0.22	$0.21	$0.46	$0.41
Diluted net income per share	$0.21	$0.21	$0.45	$0.40

3. Segment Information
     We are organized in four operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. Economic Consulting Services segment was added as a result of our acquisition of Chicago Partners on May 1, 2008 (see note 2). These segments are predominately defined by their services and geographic markets. The business is managed and resources allocated on the basis of the four operating segments.
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
     The International Consulting Operations segment provides a mix of dispute and business consulting services to clients predominately outside North America.
     The Economic Consulting Services segment provides economic and financial analyses of legal and business issues principally for law firms, corporations and government agencies.
     In accordance with the disclosure requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we identified the above four operating segments as reportable segments.
     Segment information for the three and six months ended June 30, 2008 and 2007 has been summarized and is presented in the table below (shown in thousands). Transactions between segments have been eliminated.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues:
North American Dispute and Investigative Services	$88,602	$80,754	$179,604	$157,481
North American Business Consulting Services	92,045	94,399	188,386	189,578
International Consulting Operations	23,098	14,480	42,894	25,864
Economic Consulting Services	7,663	—	7,663	—

Total revenues	$211,408	$189,633	$418,547	$372,923

Operating profit:
North American Dispute and Investigative Services	$33,753	$30,910	$68,776	$62,054
North American Business Consulting Services	33,993	30,072	67,323	61,105
International Consulting Operations	8,179	7,216	13,562	11,399
Economic Consulting Services	2,948	—	2,948	—

Total combined segment operating profit	78,873	68,198	152,609	134,558

Segment reconciliation to income before income taxes:

Unallocated:
General and administrative expenses	41,071	34,144	79,084	68,547
Depreciation expense	4,381	3,995	8,546	7,716
Amortization expense	4,597	3,784	8,824	7,420
Long term compensation expense related to consulting personnel (including share based compensation)	3,340	4,397	5,855	7,153
Other operating costs	2,575	—	4,093	1,277
Other expense, net	5,325	2,208	9,660	3,059

Total unallocated expenses, net	61,289	48,528	116,062	95,172

Income before income taxes	$17,584	$19,670	$36,547	$39,386

     The other operating costs recorded during the three and six months ended June 30, 2008 and 2007 were not allocated to segment operating costs (see note 12).
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
     Total assets by segment were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
North American Dispute and Investigative Services	$331,593	$325,426
North American Business Consulting Services	241,237	246,656
International Consulting Operations	111,530	106,058
Economic Consulting Services	71,754	—
Unallocated assets	115,757	100,557

Total assets	$871,871	$778,697

Note 4. Goodwill and Intangible Assets
     Goodwill and other intangible assets consisted of (shown in thousands):

	June 30,	December 31,
	2008	2007
Goodwill	$488,768	$436,193
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	483,343	430,768
Intangible assets:
Client lists and relationships	67,259	65,705
Non-compete agreements	21,219	21,082
Other	18,920	16,840

Intangible assets, at cost	107,398	103,627
Less—accumulated amortization	(54,495)	(45,872)

Intangible assets, net	52,903	57,755

Goodwill and intangible assets, net	$536,246	$488,523

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform an annual goodwill impairment test. During the second quarter of 2008, we completed an annual impairment test for our goodwill balances as of May 31, 2008. There was no indication of impairment based on our analysis. We reviewed the net book values and estimated useful lives by class of our intangible assets and considered facts and circumstances that could be an indication of impairment. As of June 30, 2008, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At June 30, 2008, the weighted average remaining life for our intangible assets was 4.7 years.
     The changes in carrying values of goodwill and intangible assets during the six months ended June 30, 2008 and 2007 are as follows (shown in thousands):

	For the six months ended June 30,
	2008	2007

Beginning of period—Goodwill, net	$430,768	$359,705
Goodwill acquired during the period	60,581	38,260
Adjustments to goodwill	(6,905)	—
Foreign currency translation —goodwill	(1,101)	5,121

End of period—Goodwill, net	$483,343	$403,086

Beginning of period—Intangible assets, net	$57,755	$38,416
Intangible assets acquired during the period	4,312	16,336
Foreign currency translation—intangible assets, net	(340)	1,757
Less —amortization expense	(8,824)	(7,420)

End of period—Intangible assets, net	$52,903	$49,089

     We have allocated the purchase price of the Chicago Partners acquisition, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, backlog revenue and a trade name.
     During the quarter ended March 31, 2008, we recorded a reduction to goodwill and a related reduction to paid-in-capital of $6.8 million to reflect a discount for lack of marketability on common stock with transfer restrictions issued in connection with acquisition purchase agreements. The fair value of the discount for lack of marketability was determined using a protective put approach that considered entity-specific assumptions, including the duration of the transfer restriction periods for the share issuances and applicable volatility of our common stock for those periods. In addition, we recorded a reduction to goodwill and a related reduction to deferred income taxes of $0.5 million to reflect the tax impact of such adjustments. Also, we recorded $0.4 million of goodwill related to purchase price adjustments of certain 2007 acquisitions.
     As of June 30, 2008, goodwill and intangible assets, net of amortization, was $233.7 million for North American Dispute and Investigative Services, $166.6 million for North American Business Consulting Services, $79.3 million for International Consulting Operations and $56.6 million for Economic Consulting Services.
     Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2007, based on intangible assets recorded at June 30, 2008, and includes $8.8 million recorded in the six months ended June 30, 2008 (shown in thousands):

Year ending December 31,	Amount
2008	$16,876
2009	14,318
2010	10,231
2011	9,148
2012	5,500
Thereafter	5,654

Total	$61,727

Note 5. Net Income per Share (EPS)
     Basic net income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of the common stock outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common stock that could potentially be issued due to the exercise of stock options, vesting of restricted shares, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.
     For the three and six months ended June 30, 2008 and 2007, the components of basic and diluted shares (shown in thousands) (based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Common stock outstanding	46,413	52,143	46,201	53,180
Business combination obligations payable in a fixed number of shares	98	289	104	305

Basic shares	46,511	52,432	46,305	53,485
Employee stock options	500	649	471	651
Restricted shares and stock units	417	787	319	643
Business combination obligations payable in a fixed dollar amount of shares	824	115	450	138
Contingently issuable shares	5	143	3	100

Diluted shares	48,257	54,126	47,548	55,017

     For the three months ended June 30, 2008 and 2007, we had outstanding stock options for approximately 318,000 and 300,000 shares, respectively, which were excluded from the computation of diluted shares. For the six months ended June 30, 2008 and 2007, we had outstanding stock options for approximately 400,000 and 300,000 shares, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.
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
Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2008 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2008	$342,753	45,800
Comprehensive income	19,484	—
Stock issued in acquisition-related transactions	892	124
Fair value adjustment of shares issued in acquisitions	(6,844)	—
Cash proceeds from employee stock option exercises and employee stock purchases	4,078	340
Net settlement of employee taxes on the vesting of restricted stock	(888)	(51)
Tax benefits on stock options exercised and restricted stock vested, net of deficiencies	243	—
Vesting of restricted stock	—	321
Amortization of restricted stock awards	5,746	—
Amortization of stock option awards	360	—
Fair value adjustment for variable accounting awards	120	—
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	593	—

Stockholders’ equity at June 30, 2008	$366,537	46,534

Note 7. Share-based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Amortization of restricted stock awards	$2,573	$4,784	$5,746	$7,076
Amortization of stock option awards	174	225	360	399
Fair value adjustment for variable accounting awards	13	(29)	120	(26)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	284	247	593	638
Other share-based compensation expense	—	220	(242)	623

Total share-based compensation expense	$3,044	$5,447	$6,577	$8,710

     Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of services	$2,399	$4,397	$4,914	$7,153
General and administrative expenses	645	1,050	1,663	1,557

Total share-based compensation expense	$3,044	$5,447	$6,577	$8,710

Restricted Stock Outstanding
     As of June 30, 2008, we had 1.9 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $19.45 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.
     The following table summarizes restricted stock activity for the six months ended June 30, 2008 and 2007:

	2008		2007
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock outstanding at beginning of the period	2,264	$19.45	1,963	$19.07
Granted	66	19.32	2,037	18.70
Vested	(321)	20.45	(412)	19.02
Forfeited	(157)	20.04	(186)	18.86

Restricted stock outstanding at end of the period	1,852	$19.45	3,402	$18.87

     As of June 30, 2008, we had $24.0 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately three years.
     During the six months ended June 30, 2007, we issued 2.0 million shares of restricted stock related to annual bonus incentive compensation, performance incentive initiatives, and recruiting efforts. During the first quarter of 2007, as part of the annual bonus incentive compensation, we granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to our employees. We also granted approximately 110,000 shares of restricted stock to our employees as a match for the annual bonus received in shares of restricted stock in lieu of cash. These shares vest in three equal installments over 18 months from the grant dates. Also on March 13, 2007 and April 30, 2007, we issued 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. The compensation associated with these awards is being recognized over five years through 2012. We review the likelihood of required performance achievements on a periodic basis and will adjust compensation expense on a prospective basis to reflect any change in estimate to properly reflect compensation expense over the remaining balance of the service or performance period. As of June 30, 2008, approximately 0.9 million of these restricted stock awards remain outstanding and no shares have vested.
     During the first quarter of 2008, the compensation committee of the board of directors suspended, for 2008, the policy to grant shares of the restricted stock in lieu of cash bonus to our employees. Accordingly, 2007 bonus incentive compensation was paid in cash.

Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable:
     The components of accounts receivable were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
Billed amounts	$177,689	$150,792
Engagements in process	62,512	51,498
Allowance for doubtful accounts	(20,333)	(12,674)

Accounts receivable net	$219,868	$189,616

     Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services. The increase in the allowance for doubtful accounts receivable was primarily attributable to the impact of recent disruptions in the financial markets on certain clients. Most impacted are our clients served by our financial services industry practice which had accounts receivable billed amounts outstanding of $10.6 million at June 30, 2008. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.
Prepaid expenses and other current assets
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
Notes receivable — current	$4,108	$—
Other prepaid expenses and other current assets	12,963	11,827

Prepaid expenses and other current assets	$17,071	$11,827

Other assets
     The components of other assets were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
Notes receivable — long-term	$14,549	$—
Other assets	5,318	6,928

Other assets	$19,867	$6,928

     During 2008, we issued unsecured forgivable loans with terms of four to five years aggregating $19.5 million to certain senior consultants. The loans were issued to retain and motivate highly-skilled professionals. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. Certain events such as death or disability, termination by us for cause or voluntarily by the employee will result in earlier repayment of any unforgiven loan amounts. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximating 5.25 percent per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense.

Property and Equipment:
     Property and equipment were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
Furniture, fixtures and equipment	$56,238	$52,994
Software	21,762	20,754
Leasehold improvements	39,975	39,510

	117,975	113,258
Less: accumulated depreciation and amortization	(68,502)	(58,571)

Property and equipment, net	$49,473	$54,687

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
Deferred business acquisition obligations	$12,781	$5,132
Deferred revenue	16,024	16,521
Deferred rent	1,995	2,136
Commitments on abandoned real estate	2,321	3,445
Other liabilities	5,973	5,315

Total other current liabilities	$39,094	$32,549

     The deferred business acquisition obligations of $12.8 million at June 30, 2008 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of our common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. Included in the $12.8 million balance of deferred business acquisition obligations at June 30, 2008 were obligations totaling $12.0 million, which will be settled by the issuances of shares of our common stock. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates.
Other Non-Current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
Deferred business acquisition obligations	$10,049	$465
Deferred rent	11,353	10,873
Commitments on abandoned real estate	2,754	1,767
Interest rate swap liability	5,833	6,030
Other non-current liabilities	2,000	820

Total other non-current liabilities	$31,989	$19,955

     The deferred business acquisition obligations of $10.0 million at June 30, 2008 will be settled by the issuances of shares of our common stock and have been discounted to net present value. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates. The long-term portion of deferred rent is primarily rent allowances on lease arrangements for our office facilities that expire at various dates through 2017. See discussion of the interest rate swap liability in Note 10, Comprehensive Income.

Notes Payable—Current and Non-Current
     As of June 30, 2008, as part of the purchase price agreements for acquired businesses, we had $11.2 million in notes payable, which included $6.3 million of obligations due within one year subsequent to June 30, 2008. The notes bear interest at annual interest rates of 5.7 percent to 7.1 percent. As of June 30, 2008, accrued interest on the notes payable was $36,000, primarily relating to the note related to the acquisition of HP3.
     Current notes payable were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
Note related to the HP3 acquisition	$1,000	$1,000
Note related to the Abros acquisition	499	499
Note related to the Troika acquisition	4,844	4,849

Total current notes payable	$6,343	$6,348

     Non-current notes payable were as follows (shown in thousands):

	June 30,	December 31,
	2008	2007
Note related to the Abros acquisition	$—	$499
Note related to the Troika acquisition	4,844	4,849

Total non-current notes payable	$4,844	$5,348

Note 9. Supplemental Consolidated Cash Flow Information
Non-Cash Transactions
     During the six months ended June 30, 2008, as part of the purchase price agreements for acquired businesses during the period, we entered into commitments to pay $21.0 million of deferred purchase price obligations relating to our Chicago Partners acquisition (see Note 2).
Other Information
     Total interest paid during the six months ended June 30, 2008 and 2007 was $10.2 million and $2.9 million, respectively. Total income taxes paid were $17.2 million and $15.2 million during the six months ended June 30, 2008 and 2007, respectively.
Note 10. Comprehensive Income
     Comprehensive income consists of net income, foreign currency translation adjustments and the unrealized gain or loss on our interest rate swap agreement as follows (shown in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$9,986	$11,350	$20,892	$22,687
Foreign currency translation adjustment	406	4,467	(1,521)	4,644
Unrealized net gain on interest rate derivative, net of tax	2,709	—	113	—

Comprehensive income	$13,101	$15,817	$19,484	$27,331

     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our London Interbank Offered Rate (“LIBOR”) base rate for $165.0 million of our indebtedness at a rate of 5.30 percent during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the six months ended June 30, 2008. As of June 30, 2008, we had a $5.8 million liability related to this interest rate derivative and we recorded a $0.1 million unrealized gain, net of tax of $0.1 million, to accumulated other comprehensive income for the six months ended June 30, 2008.

     As of June 30, 2008, accumulated other comprehensive income is comprised of foreign currency translation gains of $8.0 million and an unrealized net loss on interest rate swap of $3.3 million.
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
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

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
Note 11. Bank Borrowings
     As of June 30, 2008, we maintained a bank borrowing credit agreement (the “Credit Agreement”) consisting of a $275 million revolving line of credit with the option to increase to $375.0 million (“Revolving Credit Facility”) and a $225.0 million unsecured term loan facility (“Term Loan Facility”). Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of June 30, 2008, we had aggregate borrowings of $309.0 million compared to $256.6 million as of December 31, 2007.
     At our option borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of June 30, 2008, the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.0%, respectively. As of June 30, 2008, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the six months ended June 30, 2008 and 2007, our average borrowing rates under the Credit Agreement were 6.6% and 7.4%, respectively.
     The Credit Agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1, and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2008, under the definitions in the Credit Agreement, our consolidated leverage ratio was 2.4 and our consolidated fixed charge coverage ratio was 3.2. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of June 30, 2008 and December 31, 2007.

Note 12. Other Operating Costs
     Other operating costs for the three and six months ended June 30, 2008 and 2007 consisted of the following (shown in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Separation costs and severance	$—	$—	$—	$1,277
Adjustments to office closures obligations, discounted and net of expected sublease income	1,955	—	2,105	—
Write down of leasehold improvements	—	—	500	—
Accelerated depreciation on leasehold improvements due to expected office closures	620	—	1,488	—

Total other operating costs	$2,575	$—	$4,093	$1,277

     During the third and fourth quarters of 2007, we initiated a real estate program to eliminate duplicate facilities, and consolidate and close certain offices. During the three and six months ended June 30, 2008, we recorded office closure related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. We expect to pay $2.3 million in cash of these obligations during the next twelve months.
     We expect to record additional restructuring charges for real estate lease terminations as other initiatives are completed throughout 2008 and 2009.
     During the three months ended March 31, 2007, we recorded $1.3 of million realignment costs which consisted of separation costs and severance.
     The current and non-current liability activity related to the above are as follows:

	Office
	Space	Workforce
	Reductions	Reductions
Charges to operations during the year ended December 31, 2007	$ 6,750	$ 7,288
Utilized during the year ended December 31, 2007	(1,538)	(6,089)

Balance at December 31, 2007	5,212	1,199
Charges to operations during the quarter ended March 31, 2008	650	—
Utilized during the quarter ended March 31, 2008	(1,636)	—

Balance at March 31, 2008	4,226	1,199
Charges to operations during the quarter ended June 30, 2008	1,955	—
Utilized during the quarter ended June 30, 2008	(1,106)	(1,199)

Balance at June 30, 2008	$ 5,075	$ —

     Office space reduction is not allocated to our individual business segments. As of June 30, 2008 had we allocated cumulative amounts relating to workforce reduction costs recorded in 2007 and 2008 to our segments we would have recorded $2.6 million to our North American Dispute and Investigative Services segment, $2.9 million to our North American Business Consulting Services segment, zero to our International Consulting Operations segment, and zero to our Economic Consulting Services segment.

Item 2.
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success of our organizational changes; risks inherent in international operations, including foreign currency fluctuations; pace, timing and integration of acquisitions; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; dependence on the expansion of and the increase in our service offerings and staff; conflicts of interest; potential loss of clients; risks inherent with litigation; significant client assignments; professional liability; potential legislative and regulatory changes; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in our Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.
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
     Our revenues, margins and profits are generally not materially impacted by macro economic business trends, although a long term decline in the U.S. economy would likely impact our business. Examples of impacting events that may affect us are natural disasters, legislative and regulatory changes, capital market disruptions, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.
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
Share-Based Payments
     We recognize the cost resulting from all share-based compensation arrangements, such as our stock option and restricted stock plans, in the financial statements based on their fair value. Management judgment is required in order to (i) estimate the fair value of certain share based payments, (ii) determine expected attribution period and (iii) assess expected future forfeitures. We treat our employee stock purchase plan as compensatory and record the purchase discount from market price of stock purchases by employees as share-based compensation expense.
Income Taxes
     We account for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), as amended. SFAS 109 requires application of an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. When appropriate, in accordance with SFAS 109, we evaluate the need for a valuation allowance to reduce deferred tax assets.

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
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We have deferred the adoption of SFAS No. 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Items in this classification include goodwill and intangible assets with indefinite lives.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 during the first quarter of 2008 and did not apply such election to any of our assets or liabilities.
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

Results of Operations
2008 compared to 2007 — For the three and six month periods ended June 30
     Our operations are organized in four operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations and Economic Consulting Services. These segments are predominately defined by their services and geographic markets. The business is managed and resources allocated on the basis of the four operating segments.
     The following table summarizes for comparative purposes certain financial and statistical data for our four segments for the three and six months ended June 30 2008 and 2007, (dollar amounts are thousands, except bill rate).

	For the three months ended			For the six months ended
	June 30,		% Increase	June 30,		% Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues before reimbursements
North American Dispute and Investigative Services	$79,305	$74,565	6.4%	$163,128	$146,095	11.7%
North American Business Consulting Services	82,030	81,553	0.6%	165,498	165,346	0.1%
International Consulting Operations	20,701	13,532	53.0%	37,704	23,047	63.6%
Economic Consulting Services	7,349	—	—	7,349	—	—

Total revenues before reimbursements	$189,385	$169,650	11.6%	$373,679	$334,488	11.7%

Total Revenues
North American Dispute and Investigative Services	$88,602	$80,754	9.7%	$179,604	$157,481	14.0%
North American Business Consulting Services	92,045	94,399	(2.5%)	188,386	189,578	(0.6%)
International Consulting Operations	23,098	14,480	59.5%	42,894	25,864	65.8%
Economic Consulting Services	7,663	—	—	7,663	—	—

Total revenues	$211,408	$189,633	11.5%	$418,547	$372,923	12.2%

Average Full Time Equivalent (“FTE”) consultants
North American Dispute and Investigative Services	762	790	(3.5%)	779	791	(1.5%)
North American Business Consulting Services	914	1,003	(8.9%)	927	1,028	(9.8%)
International Consulting Operations	185	97	90.7%	181	93	94.6%
Economic Consulting Services	55	—	—	28	—	—

Total	1,916	1,890	1.4%	1,915	1,912	0.2%

Average Utilization rates based on 1,850 hours
North American Dispute and Investigative Services	77%	76%	1.3%	81%	77%	5.2%
North American Business Consulting Services	80%	76%	5.3%	82%	77%	6.5%
International Consulting Operations	76%	85%	(10.6%)	74%	86%	(14.0%)
Economic Consulting Services	88%	—	—	88%	—	—

Total	79%	77%	2.6%	81%	78%	3.8%

Bill Rate (1)
North American Dispute and Investigative Services	$299	$276	8.3%	$296	$270	9.6%
North American Business Consulting Services	$227	$203	11.8%	$220	$202	8.9%
International Consulting Operations	$294	$251	17.1%	$293	$254	15.4%
Economic Consulting Services	$319	$—	—	$319	$—	—

Total	$266	$236	12.7%	$260	$233	11.6%

(1)	Excludes the impact of performance based fees.

     Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. For both the three and six months ended June 30, 2008 revenues before reimbursements increased 12 percent compared to the same periods in 2007.
     Revenues before reimbursements for the three and six months ended June 30, 2008 increased over the corresponding periods in 2007 mainly due to the combination of recent acquisitions, increases in bill rate and increased utilization. The headcount remained relatively constant between periods and, excluding the impact of acquisitions, decreased from the prior year. The consultant utilization rates were 79 percent and 81 percent for the three and six months ended June 30, 2008, respectively, compared to 77 percent and 78 percent for the corresponding periods in 2007. The decreased headcount and increased utilization reflected, in part, our realignment efforts in recent quarters. We calculate our utilization rate assuming a 1,850 hour base.
     North American Dispute and Investigative Services. Total revenues for this segment increased 10 percent and 14 percent for the three and six months ended June 30, 2008, respectively, over the corresponding periods in 2007. The increase was mainly a result of 8 percent and 10 percent increased bill rates and 1 percent and 5 percent increases in utilization for the three and six months ended June 30, 2008, respectively, over the corresponding periods in 2007.
     North American Business Consulting Services. Total revenues for this segment decreased by 3 percent and 1 percent for the three and six months ended June 30, 2008, respectively, over the corresponding periods in 2007. Assuming acquisitions made during 2007 operated at historic run rates, they contributed approximately 2 percentage points of the increase in revenue for the three and six months ended June 30, 2008. Utilization increased 5 percent and 7 percent and bill rates increased 12 percent and 9 percent during the three and six months ended June 30, 2008, respectively, over the corresponding periods in 2007. The bill rate increase was attributable to rate increases and a higher mix of more senior consultants. Reimbursable expenses decreased due to use of fewer outside consultants.
     International Consulting Operations. Total revenues for this segment increased 60 percent and 66 percent for the three and six months ended June 30, 2008, respectively, over the corresponding periods in 2007 due to our 2007 acquisitions.
     Economic Consulting Services. This segment commenced operations with our acquisition of Chicago Partners on May 1, 2008.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $113.9 million and $226.9 million for the three and six months ended June 30, 2008, respectively, compared to $105.8 million and $207.1 million for the corresponding periods in 2007, which represented increases in costs of services before reimbursable expenses of 8 percent and 10 percent, respectively.
     Cost of services before reimbursable expenses increased primarily because of higher consultant compensation and benefits, which was primarily attributable to enhanced performance and favorable results in 2008 compared to 2007. As a percentage of revenues before reimbursements, costs of services before reimbursable expenses were 60 percent and 61 percent for the three and six months ended June 30, 2008, respectively, compared to 62 percent in both the three and six months ended June 30, 2007.
     Cost of services before reimbursable expenses includes amounts related to consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance and under a compensation methodology as approved by our management and the compensation committee of our board of directors. The amount of expense recorded for consultant incentive compensation during the three and six months ended June 30, 2008 was higher than the corresponding periods in 2007 primarily as a result of the improved operating performance. In addition, we entered into long-term incentive and retention agreements during the quarter ended June 30, 2008, the amortization of which is included in consultant compensation. Such increases in compensation were partially offset by reduced share based compensation expense.
     General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional and administrative services costs and all other support costs.
     General and administrative expenses increased $6.9 million and $10.5 million, or 20 percent and 15 percent, for the three and six months ended June 30, 2008, respectively, when compared to the corresponding periods in 2007. The increase in general and administrative expenses was the result of an increase in allowances for doubtful accounts receivable of $5.5 million and $4.8 million for the three and six months ended June 30, 2008, respectively. The increase in the allowance for doubtful accounts receivable was primarily attributable to the impact of recent disruptions in the financial markets on certain clients. Most impacted are our clients served by our financial services industry practice which had accounts receivable billed amounts outstanding of $10.6 million at June 30, 2008. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. In addition, we incurred incremental overhead costs related to professional fees including legal and information technology costs. General and administrative expenses were 22 and 21 percent of revenues before reimbursements for the three and six months ended June 30, 2008, respectively, compared to 20 percent for each of the corresponding periods in 2007.
     Other Operating Costs. During the three and six months ended June 30, 2008, we recorded $2.6 million and $4.1 million, respectively, of office closure related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. During the six months ended June 30, 2007, we recorded $1.3 million of realignment costs, which consisted of separation costs and severance. We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary.
     Amortization Expense. Amortization expense includes primarily the amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.
     For the three and six months ended June 30, 2008, amortization expense was $4.6 million and $8.8 million, respectively, compared to $3.8 million and $7.4 million for the corresponding periods in 2007. The increase in amortization of intangible assets was primarily related to acquisitions made during 2007 and 2008.
     Interest Expense. Interest expense includes interest on borrowed amounts under our Credit Agreement, amortization of debt refinancing costs, and accretion of interest related to deferred purchase price obligations.
     For the three and six months ended June 30, 2008, interest expense was $5.6 million and $10.2 million, respectively, compared to $2.5 million and $3.4 million for the corresponding periods in 2007. The increase in interest expense was related to the increase in borrowings under our Credit Agreement. We increased borrowings to finance certain acquisitions and, in June 2007, to purchase shares of our common stock.
     Income tax expense. The effective income tax rate for the three and six months ended June 30, 2008 was 43 percent compared to 42 percent for both the three and six months ended June 30, 2007. The slight increase in effective income tax rate was primarily attributable to an increased mix of income earned in higher tax jurisdictions.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Number of FTE consultants as of June 30	1,928	1,907	1,928	1,907
Average number of FTE consultants	1,916	1,890	1,915	1,912
Average utilization of consultants, based on industry standard of 1,850 hours	79%	77%	81%	78%
Number of administrative and management personnel as of June 30	585	568	585	568
     The number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition during the periods. The increase during 2008 compared to the prior year reflects our business acquisitions and recruiting efforts, partially offset by recent realignment efforts.

Liquidity and Capital Resources
Summary
     We had $10.3 million in cash and cash equivalents at June 30, 2008, compared to $11.7 million at December 31, 2007. Our cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less. As of June 30, 2008 we had total bank debt outstanding of $309.0 million under our Credit Agreement compared to $256.6 million as of December 31, 2007.
     We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by dividing quarterly revenues by 90 days, approximately equal to the number of days in a quarter. In calculating the DSO for June 30, 2008, we included a full quarter of pro forma revenue from Chicago Partners. Calculated as such, DSO was 85 days at June 30, 2008 compared to 77 days at December 31, 2007 and 87 days at June 30, 2007.
Operating Activities
     Net cash used by operating activities was $0.6 million for the six months ended June 30, 2008 compared to net cash provided by operating activities of $10.9 million for the six months ended June 30, 2007. The decrease in net cash from operating activities was primarily associated with the issuance of certain unsecured forgivable loans to retain and motivate highly skilled senior consultants aggregating $19.5 million, partially offset by a lower increase in our investment in accounts receivable.
Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2008 was $58.0 million, compared to $55.8 million for the six months ended June 30, 2007. During the six months ended June 30, 2008 we paid $50.0 million for the cash portion of the purchase price for Chicago Partners payable at closing. During the same period in 2007, we spent $37.9 million for various acquisitions (see note 2). The decrease in purchases of property and equipment of approximately $10.5 million reflects reduced investment in leasehold improvements.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2008 was $57.2 million, compared to $52.8 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we had net borrowings of $52.5 million primarily to finance the cash consideration for our acquisition of Chicago Partners. During the second quarter of 2007, we had net cash proceeds of $40.9 million primarily from the Revolving Credit Facility and $225.0 million from the Term Loan Facility, of which $218.4 million was used to purchase shares of our common stock.
Debt, Commitments and Capital
     As of June 30, 2008, we maintained the Credit Agreement consisting of the Revolving Credit Facility of $275.0 million with the option to increase to $375.0 million and the Term Loan Facility of $225.0 million consisting of unsecured term loans. Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of June 30, 2008, we had aggregate borrowings of $309.0 million compared to $256.6 million as of December 31, 2007.
     At our option borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of June 30, 2008, the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.0%, respectively. As of June 30, 2008, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the six months ended June 30, 2008 and 2007, our average borrowing rates under the Credit Agreement were 6.6% and 7.4%, respectively.

     The Credit Agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2008, under the definitions in the Credit Agreement, our consolidated leverage ratio was 2.4 and our consolidated fixed charge coverage ratio was 3.2. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of June 30, 2008 and December 31, 2007.
     As of June 30, 2008, we had total commitments of $475.7 million, which included $24.7 million in deferred business acquisition obligations, payable in cash and common stock, notes payable of $11.2 million, debt of $309.0 million, and $130.8 million in lease commitments. As of June 30, 2008, we had no significant commitments for capital expenditures.
     The following table shows the components of significant commitments as of June 30, 2008 and the scheduled years of payments (shown in thousands):

		From July 1,
		2008 to
		December 31,
Contractual Obligations	Total	2008	2009 to 2010	2011 to 2012	Thereafter
Deferred purchase price obligations	$24,683	$8,398	$11,406	$4,879	$—
Notes payable	11,187	5,844	5,343	—	—
Line of credit	86,287	—	—	86,287	—
Bank debt	222,750	1,125	14,625	207,000	—
Lease commitments	130,775	13,011	46,172	36,037	35,555

Total	$475,682	$28,378	$77,546	$334,203	$35,555

     We may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75 percent in cash and 25 percent in our common stock. The additional purchase price payments, if any, will be payable in April of the year following the year such performance targets are attained.
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
     At June 30, 2008, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or operating results.
     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30 percent during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the six months ended June 30, 2008. As of June 30, 2008, we had a $5.8 million liability related to this interest rate derivative and we recorded a $0.1 million unrealized gain, net of tax of $0.1 million, to accumulated other comprehensive income for the six months ended June 30, 2008.
     Other than the deferred purchase price obligations, notes payable, borrowings under the Credit Agreement, and the $165.0 million interest rate swap agreement, we did not have, at June 30, 2008, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions or derivative commodity instruments.
     Our market risk associated with the Credit Agreement relates to changes in interest rates. As of June 30, 2008, borrowings under the Credit Agreement bore interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the Credit Agreement at June 30, 2008, each quarter point change in market interest rates would result in approximately a $0.4 million change in annual interest expense, after considering the impact of our interest rate swap agreement entered into on July 2, 2007.
     We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2008, we had net assets of approximately $86.3 million with a functional currency of the United Kingdom Pounds Sterling and $33.2 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively.
Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
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
     During the six months ended June 30, 2008, there has not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the six months ended June 30, 2008, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption	Purchaser or	Assets
Date	Securities	Consideration (a)	Claimed (b)	“Recipient”	Purchased
January 24, 2008	Common Stock	14,866	Section 4(2)	Tedd Avey & Associates Ltd.	(c)
January 31, 2008	Common Stock	8,159	Section 4(2)	Devito Consulting, Inc	(d)
February 8, 2008	Common Stock	100,539	Section 4(2)	Casas, Benjamin & White, LLC	(d)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner(s) of the entity.

(d)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2008 Annual Meeting of Shareholders was held on April 29, 2008.
     Two nominees, Mr. William M. Goodyear and Ms. Valerie B. Jarrett, were elected as Directors to the board of directors for a term expiring at the Annual Meeting of Stockholders in 2011. The vote for Mr. Goodyear was 40,828,439 shares for and 2,410,505 shares to withhold authority. The vote for Ms. Jarrett was 39,331,659 shares for and 2,907,285 shares to withhold authority. Messrs. Thompson, Skinner, Gildehaus and Pond’s terms as Director continued.
     KPMG LLP was ratified as our independent accountants for the year 2008. The vote for such ratification was 42,879,377 shares for, 405,728 shares to withhold authority and 7,400 shares abstained.
Item 6. Exhibits-
     The following exhibits are filed with the Form 10-Q:

Exhibit 2.1	-	Purchase and Sale Agreement dated as of April 18, 2008 (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted but will be provided supplementally to the Commission upon request) (incorporated by reference from our Current Report on Form 8-K dated April 18, 2008).

Exhibit 10.1	-	First Amendment of the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference from our Current Report on Form 8-K dated April 18, 2008).

Exhibit 31.1	-	Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2	-	Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1	-	Section 1350 Certification

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

Date: August 1, 2008