Form 10-Q
period 2008-09-30
NAVIGANT CONSULTING INC
filed 2008-10-31
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the nine months ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2008, 48.5 million shares of the Registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,530	$11,656
Accounts receivable, net	197,877	189,616
Prepaid expenses and other current assets	18,599	11,827
Deferred income tax assets	20,950	15,460

Total current assets	247,956	228,559
Property and equipment, net	45,391	54,687
Intangible assets, net	46,203	57,755
Goodwill	475,058	430,768
Other assets	19,444	6,928

Total assets	$834,052	$778,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,782	$7,547
Accrued liabilities	9,364	9,771
Accrued compensation-related costs	69,519	62,150
Income taxes payable	—	5,904
Notes payable	6,239	6,348
Bank debt	2,250	2,250
Other current liabilities	36,348	32,549

Total current liabilities	133,502	126,519
Non-current liabilities:
Deferred income tax liabilities	29,427	29,756
Notes payable	—	5,348
Other non-current liabilities	30,254	19,955
Term loan non-current	219,938	221,625
Bank borrowings non-current	50,791	32,741

Total non-current liabilities	330,410	309,425

Total liabilities	463,912	435,944

Stockholders’ equity:
Preferred stock	—	—
Common stock	59	58
Additional paid-in capital	553,666	546,870
Deferred stock issuance	985	2,847
Treasury stock	(238,696)	(242,302)
Retained earnings	57,910	29,182
Accumulated other comprehensive income (loss)	(3,784)	6,098

Total stockholders’ equity	370,140	342,753

Total liabilities and stockholders’ equity	$834,052	$778,697

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended
	September 30,
	2008	2007
Revenues before reimbursements	$178,908	$167,057
Reimbursements	19,184	23,790

Total revenues	198,092	190,847
Cost of services before reimbursable expenses	110,083	104,405
Reimbursable expenses	19,184	23,790

Total costs of services	129,267	128,195
General and administrative expenses	41,417	35,680
Depreciation expense	4,330	4,189
Amortization expense	3,955	5,378
Other operating costs:
Separation and severance costs	—	3,348
Office consolidation	553	2,150
Gain on sale of property	—	(2,201)

Operating income	18,570	14,108
Interest expense	5,170	6,021
Interest income	(380)	(158)
Other income, net	93	58

Income before income taxes	13,687	8,187
Income tax expense	5,851	3,454

Net income	$7,836	$4,733

Basic net income per share	$0.17	$0.10
Shares used in computing basic net income per share	46,707	45,263
Diluted net income per share	$0.16	$0.10
Shares used in computing diluted net income per share	48,895	46,462
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the nine months ended
	September 30,
	2008	2007
Revenues before reimbursements	$552,587	$501,545
Reimbursements	64,052	62,225

Total revenues	616,639	563,770
Cost of services before reimbursable expenses	337,008	311,488
Reimbursable expenses	64,052	62,225

Total costs of services	401,060	373,713
General and administrative expenses	120,501	104,227
Depreciation expense	12,876	11,905
Amortization expense	12,779	12,798
Other operating costs:
Separation and severance costs	—	4,625
Office consolidation	4,646	2,150
Gain on sale of property	—	(2,201)

Operating income	64,777	56,553
Interest expense	15,390	9,461
Interest income	(877)	(431)
Other income, net	30	(50)

Income before income taxes	50,234	47,573
Income tax expense	21,506	20,153

Net income	$28,728	$27,420

Basic net income per share	$0.62	$0.54
Shares used in computing basic net income per share	46,439	50,744
Diluted net income per share	$0.60	$0.53
Shares used in computing diluted net income per share	47,997	52,165
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended
	September 30
	2008	2007
Cash flows from operating activities:
Net income	$28,728	$27,420
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	12,876	11,905
Depreciation expense-office consolidation	2,041	—
Amortization expense	12,779	12,798
Share-based compensation expense	9,632	13,378
Accretion of interest expense	704	572
Deferred income taxes	(5,830)	2,044
Allowance for doubtful accounts receivable	17,201	8,081
Gain on sale of property	—	(2,201)
Other, net	(273)	730
Changes in assets and liabilities:
Accounts receivable	(14,058)	(30,441)
Prepaid expenses and other assets	(15,966)	(8,177)
Accounts payable	2,186	(4,635)
Accrued liabilities	(500)	3,135
Accrued compensation-related costs	1,820	9,267
Income taxes payable	(6,498)	(5,919)
Other current liabilities	(6,289)	4,062

Net cash provided by operating activities	38,553	42,019

Cash flows from investing activities:
Purchases of property and equipment	(5,055)	(18,648)
Acquisitions of businesses, net of cash acquired	(50,000)	(65,250)
Payments of acquisition liabilities	(3,154)	(4,465)
Proceeds from sale of property	—	4,028
Other, net	(863)	(1,916)

Net cash used in investing activities	(59,072)	(86,251)

Cash flows from financing activities:
Issuances of common stock	5,298	6,795
Payments of notes payable	(4,976)	(5,967)
Borrowings from banks, net	20,995	49,176
(Payments of) proceeds from term loan from banks	(1,687)	224,437
Payments of bank borrowings assumed from business acquisition	—	(2,420)
Repurchases of common stock	—	(218,429)
Other, net	(237)	44

Net cash provided by financing activities	19,393	53,636

Net increase (decrease) in cash and cash equivalents	(1,126)	9,404
Cash and cash equivalents at beginning of the period	11,656	11,745

Cash and cash equivalents at end of the period	$10,530	$21,149

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
     The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.
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
Note 2. Acquisitions
2008 Acquisitions
     On May 1, 2008, we acquired the assets of Chicago Partners, LLC (“Chicago Partners”) for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million on the six month anniversary of the closing and each of the first, second and third year anniversaries of the closing. We acquired assets of $16.7 million, including $15.8 million in accounts receivable, net of allowance for doubtful accounts, and assumed liabilities of $7.1 million. Through September 30, 2008, we paid $0.5 million in acquisition-related costs. We recorded $2.1 million to goodwill and liabilities for obligations related to lease exit costs for office space assumed in the acquisition. As part of the purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.1 million in goodwill. The purchase agreement provides for an adjustment of the purchase price for the difference in net assets acquired compared to the target net assets. Additionally, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75 percent in cash and 25 percent in our common stock. The additional purchase price payments, if any, will be payable in April of the year following the year such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. The purchase price paid in cash at closing was funded under our credit facility. The allocation of purchase price for Chicago Partners is preliminary, as the valuation of certain identifiable intangible assets has not been finalized. We expect to complete the allocation of purchase price by the end of 2008. The obligation recorded for real estate lease exit costs is based on foregone rent payments for the remainder of the lease terms less assumed sublease income recovery. As of September 30, 2008, we have not secured subtenants to occupy the office space assumed in the acquisition.
     We acquired Chicago Partners to expand our product offerings to our clients. Chicago Partners provides economic and financial analyses of legal and business issues principally for law firms, corporations and government agencies. Chicago Partners had approximately 90 consultants at the time of acquisition. Chicago Partners is managed and resources are allocated based on its results and as such, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), operates under a fourth operating segment referred to as “Economic Consulting Services.”

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
     On June 19, 2007, we acquired the assets of AMDC Corporation (“AMDC”) for $16.6 million, which consisted of $13.0 million in cash and $1.6 million of our common stock paid at closing, and $2.0 million paid in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.9 million in identifiable intangible assets and $12.2 million in goodwill. We assumed certain liabilities aggregating $1.1 million including deferred revenue and acquisition costs related to exiting an office lease acquired as part of the acquisition. AMDC provided strategy and implementation consulting services in relation to the development of hospital and healthcare facilities. We acquired AMDC to strengthen our healthcare business and leverage our construction consulting capabilities. AMDC was included in the North American Business Consulting Services segment and included 23 consulting professionals at the time of acquisition.
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
     We acquired other businesses during the nine months ended September 30, 2007 for an aggregate purchase price of approximately $8.1 million. As part of the purchase price allocations for these acquisitions, we recorded $3.9 million in identifiable intangible assets and $4.9 million in goodwill, which included $1.5 million of deferred income taxes. These acquisitions included 25 consulting professionals, most of whom were located in Canada.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues	$198,092	$204,650	$634,323	$623,665
Net income	$7,836	$4,536	$30,204	$27,213
Basic net income per share	$0.17	$0.10	$0.63	$0.52
Diluted net income per share	$0.16	$0.10	$0.62	$0.51
3. Segment Information
     We are organized in four operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added as a result of our acquisition of Chicago Partners on May 1, 2008 (see note 2). These segments are predominately defined by their services and geographic markets. The business is managed and resources allocated on the basis of the four operating segments.
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

     Segment information for the three and nine months ended September 30, 2008 and 2007 has been summarized and is presented in the table below (shown in thousands). Transactions between segments have been eliminated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues:
North American Dispute and Investigative Services	$79,836	$81,633	$259,440	$239,114
North American Business Consulting Services	82,902	91,244	271,288	280,822
International Consulting Operations	20,828	17,970	63,722	43,834
Economic Consulting Services	14,526	—	22,189	—

Total revenues	$198,092	$190,847	$616,639	$563,770

Operating profit:
North American Dispute and Investigative Services	$32,558	$31,809	$101,334	$93,863
North American Business Consulting Services	28,047	29,629	95,370	90,734
International Consulting Operations	6,127	4,883	19,689	16,282
Economic Consulting Services	5,954	—	8,902	—

Total combined segment operating profit	72,686	66,321	225,295	200,879

Segment reconciliation to income before income taxes:
Unallocated:
General and administrative expenses	41,417	35,680	120,501	104,227
Depreciation expense	4,330	4,189	12,876	11,905
Amortization expense	3,955	5,378	12,779	12,798
Long term compensation expense related to consulting personnel (including share based compensation)	3,861	3,669	9,716	10,822
Other operating costs	553	3,297	4,646	4,574
Other expense, net	4,883	5,921	14,543	8,980

Total unallocated expenses, net	58,999	58,134	175,061	153,306

Income before income taxes	$13,687	$8,187	$50,234	$47,573

     The other operating costs recorded during the three and nine months ended September 30, 2008 and 2007 were not allocated to segment operating costs (see note 12).
     The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts, related to specific reporting segments, have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. We record accounts receivable, goodwill and intangible assets on a segment basis. Other balance sheet amounts are not maintained on a segment basis.
     Total assets by segment were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
North American Dispute and Investigative Services	$314,753	$325,426
North American Business Consulting Services	237,793	246,656
International Consulting Operations	94,405	106,058
Economic Consulting Services	72,167	—
Unallocated assets	114,934	100,557

Total assets	$834,052	$778,697

Note 4. Goodwill and Intangible Assets
     Goodwill and other intangible assets consisted of (shown in thousands):

	September 30,	December 31,
	2008	2007
Goodwill	$480,483	$436,193
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	475,058	430,768
Intangible assets:
Client lists and relationships	64,368	65,705
Non-compete agreements	20,593	21,082
Other	18,469	16,840

Intangible assets, at cost	103,430	103,627
Less—accumulated amortization	(57,227)	(45,872)

Intangible assets, net	46,203	57,755

Goodwill and intangible assets, net	$521,261	$488,523

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform an annual goodwill impairment test. During the second quarter of 2008, we completed an annual impairment test for our goodwill balances as of May 31, 2008. There was no indication of impairment based on our analysis. We reviewed the net book values and estimated useful lives by class of our intangible assets and considered facts and circumstances that could be an indication of impairment. As of September 30, 2008, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At September 30, 2008, the weighted average remaining life for our intangible assets was 4.6 years.
     The changes in carrying values of goodwill and intangible assets during the nine months ended September 30, 2008 and 2007 are as follows (shown in thousands):

	For the nine months ended
	September 30,
	2008	2007
Beginning of period—Goodwill, net	$430,768	$359,705
Goodwill acquired during the period	61,184	66,386
Adjustments to goodwill	(6,905)	—
Foreign currency translation —goodwill	(9,989)	7,253

End of period—Goodwill, net	$475,058	$433,344

Beginning of period—Intangible assets, net	$57,755	$38,416
Intangible assets acquired during the period	4,311	35,828
Foreign currency translation—intangible assets, net	(3,084)	3,144
Less —amortization expense	(12,779)	(12,798)

End of period—Intangible assets, net	$46,203	$64,590

     We have allocated the purchase price of the Chicago Partners acquisition, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, backlog revenue and a trade name.
     During the quarter ended March 31, 2008, we recorded a reduction to goodwill and a related reduction to paid-in-capital of $6.8 million to reflect a discount for lack of marketability on common stock with transfer restrictions issued in connection with acquisition purchase agreements. The fair value of the discount for lack of marketability was determined using a protective put approach that considered entity-specific assumptions, including the duration of the transfer restriction periods for the share issuances and applicable volatility of our common stock for those periods. In addition, we recorded a reduction to goodwill and a related reduction to deferred income taxes of $0.5 million to reflect the tax impact of such adjustments. Also, we recorded $0.4 million of goodwill related to purchase price adjustments related to certain 2007 acquisitions.
     As of September 30, 2008, goodwill and intangible assets, net of amortization, was $227.9 million for North American Dispute and Investigative Services, $165.7 million for North American Business Consulting Services, $71.0 million for International Consulting Operations and $56.7 million for Economic Consulting Services.

     Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2007, based on intangible assets recorded at September 30, 2008, and includes $12.8 million recorded in the nine months ended September 30, 2008 (shown in thousands):

Year ending December 31,	Amount
2008	$16,634
2009	13,725
2010	9,709
2011	8,258
2012	5,002
Thereafter	5,654

Total	$58,982

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
     For the three and nine months ended September 30, 2008 and 2007, the components of basic and diluted shares (shown in thousands) (based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Common stock outstanding	46,647	44,915	46,350	50,425
Business combination obligations payable in a fixed number of shares	60	348	89	319

Basic shares	46,707	45,263	46,439	50,744
Employee stock options	432	556	458	620
Restricted shares and stock units	426	427	355	571
Business combination obligations payable in a fixed dollar amount of shares	1,309	119	736	131
Contingently issuable shares	21	97	9	99

Diluted shares	48,895	46,462	47,997	52,165

     For the three months ended September 30, 2008 and 2007, we had outstanding stock options for approximately 420,000 and 500,000 shares, respectively, which were excluded from the computation of diluted shares. For the nine months ended September 30, 2008 and 2007, we had outstanding stock options for approximately 410,000 and 400,000 shares, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.
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
Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2008 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2008	$342,753	45,800
Comprehensive income	18,846	—
Stock issued in acquisition-related transactions	892	174
Fair value adjustment of shares issued in acquisitions	(6,844)	—
Cash proceeds from employee stock option exercises and employee stock purchases	5,298	441
Net settlement of employee taxes on the vesting of restricted stock	(1,131)	(65)
Tax benefits on stock options exercised and restricted stock vested, net of deficiencies	452	—
Vesting of restricted stock	—	423
Amortization of restricted stock awards	8,441	—
Amortization of stock option awards	534	—
Fair value adjustment for variable accounting awards	125	—
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	774	—

Stockholders’ equity at September 30, 2008	$370,140	46,773

Note 7. Share-based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Amortization of restricted stock awards	$2,695	$4,573	$8,441	$11,649
Amortization of stock option awards	175	225	534	624
Fair value adjustment for variable accounting awards	5	(125)	125	(151)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	180	194	774	832
Other share-based compensation expense	—	(199)	(242)	424

Total share-based compensation expense	$3,055	$4,668	$9,632	$13,378

     Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of services	$2,476	$3,669	$7,390	$10,822
General and administrative expenses	579	999	2,242	2,556

Total share-based compensation expense	$3,055	$4,668	$9,632	$13,378

Restricted Stock Outstanding
     As of September 30, 2008, we had 1.7 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $19.08 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.
     The following table summarizes restricted stock activity for the nine months ended September 30, 2008 and 2007:

	2008		2007
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock outstanding at beginning of the period	2,264	$19.45	1,963	$19.07
Granted	109	18.17	1,983	18.71
Vested	(423)	20.13	(993)	17.34
Forfeited	(253)	19.46	(211)	18.97

Restricted stock outstanding at end of the period	1,697	$19.08	2,742	$19.44

     As of September 30, 2008, we had $21.5 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately three years. During the first quarter of 2008, the compensation committee of the board of directors suspended, for 2008, the policy to grant shares of the restricted stock in lieu of cash bonus to our employees. Accordingly, 2007 bonus incentive compensation was paid in cash.
     During the nine months ended September 30, 2007, we issued 2.0 million shares of restricted stock related to annual bonus incentive compensation, performance incentive initiatives, and recruiting efforts. During the first quarter of 2007, as part of the annual bonus incentive compensation, we granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to our employees. We also granted approximately 110,000 shares of restricted stock to our employees as a match for the annual bonus received in shares of restricted stock in lieu of cash. These shares vest in three equal installments over 18 months from the grant dates. Also on March 13, 2007 and April 30, 2007, we issued 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting within five years based upon the achievement of certain targets related to our consolidated operating performance. The compensation associated with these awards is being recognized within five years through 2012. We review the likelihood of required performance achievements on a periodic basis and will adjust compensation expense on a prospective basis to reflect any change in estimate to properly reflect compensation expense over the remaining balance of the service or performance period. As of September 30, 2008, approximately 0.9 million of these restricted stock awards remain outstanding and no shares have vested.

Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable:
     The components of accounts receivable were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
Billed amounts	$161,686	$150,792
Engagements in process	60,793	51,498
Allowance for doubtful accounts	(24,602)	(12,674)

Accounts receivable net	$197,877	$189,616

     Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services. We provide services to and have receivables due from many financial and insurance clients in all four of our segments. The increase in the allowance for doubtful accounts receivable during 2008 was primarily attributable to the impact of recent disruptions in the financial markets. The increase in the allowance for doubtful accounts over our prior periods primarily reflects management’s view of the likelihood of collection of receivables due from certain of our financial industry clients as well as the impact of the financial market disruptions on a broad range of clients. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.
Prepaid expenses and other current assets
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
Notes receivable — current	$5,345	$—
Prepaid income taxes	2,134	—
Other prepaid expenses and other current assets	11,120	11,827

Prepaid expenses and other current assets	$18,599	$11,827

Other assets
     The components of other assets were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
Notes receivable — non-current	$15,054	$—
Prepaid expenses and other non-current assets	4,390	6,928

Other assets	$19,444	$6,928

     During 2008, we issued unsecured forgivable loans with terms of four to five years aggregating $21.6 million to certain senior consultants. The loans were issued to retain and motivate highly-skilled professionals. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. Certain events such as death or disability, termination by us for cause or voluntarily by the employee will result in earlier repayment of any unforgiven loan amounts. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.25 percent per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated $0.5 million for the nine months ended September 30, 2008.

Property and Equipment:
     Property and equipment were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
Furniture, fixtures and equipment	$48,728	$52,994
Software	21,375	20,754
Leasehold improvements	40,007	39,510

	110,110	113,258
Less: accumulated depreciation and amortization	(64,719)	(58,571)

Property and equipment, net	$45,391	$54,687

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
Deferred business acquisition obligations	$12,645	$5,132
Deferred revenue	12,707	16,521
Deferred rent	2,003	2,136
Commitments on abandoned real estate	2,328	3,445
Other liabilities	6,665	5,315

Total other current liabilities	$36,348	$32,549

     The deferred business acquisition obligations of $12.6 million at September 30, 2008 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of our common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. Included in the $12.6 million balance of deferred business acquisition obligations at September 30, 2008 were obligations totaling $12.5 million, which will be settled by the issuances of shares of our common stock. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates.
Other Non-Current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
Deferred business acquisition obligations	$10,205	$465
Deferred rent	10,744	10,873
Commitments on abandoned real estate	2,121	1,767
Interest rate swap liability	5,547	6,030
Other non-current liabilities	1,637	820

Total other non-current liabilities	$30,254	$19,955

     The deferred business acquisition obligations of $10.2 million at September 30, 2008 will be settled by the issuance of shares of our common stock and have been discounted to net present value. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates. The long-term portion of deferred rent is primarily rent allowances on lease arrangements for our office facilities that expire at various dates through 2017. See discussion of the interest rate swap liability in Note 10, Comprehensive Income.
Notes Payable—Current and Non-Current
     As of September 30, 2008, as part of the purchase price agreements for acquired businesses, we had $6.2 million in notes payable which were due within one year subsequent to September 30, 2008. The notes bear interest at annual interest rates of 5.7 percent to 7.2 percent. As of September 30, 2008, accrued interest on the notes payable was $53,000, primarily relating to the note related to the acquisition of HP3.
     Current notes payable were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
Note related to the HP3 acquisition	$1,000	$1,000
Note related to the Abros acquisition	454	499
Note related to the Troika acquisition	4,785	4,849

Total current notes payable	$6,239	$6,348

     Non-current notes payable were as follows (shown in thousands):

	September 30,	December 31,
	2008	2007
Note related to the Abros acquisition	$—	$499
Note related to the Troika acquisition	—	4,849

Total non-current notes payable	$—	$5,348

Note 9. Supplemental Consolidated Cash Flow Information
Non-Cash Transactions
     During the nine months ended September 30, 2008, as part of the purchase price agreements for acquired businesses during the period, we entered into commitments to pay $21.0 million of deferred purchase price obligations relating to our Chicago Partners acquisition (see Note 2).
Other Information
     Total interest paid during the nine months ended September 30, 2008 and 2007 was $15.2 million and $7.7 million, respectively. Total income taxes paid were $30.7 million and $22.9 million during the nine months ended September 30, 2008 and 2007, respectively.
Note 10. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income, foreign currency translation adjustments and the unrealized gains or losses on our interest rate swap agreement as follows (shown in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$7,836	$4,733	$28,728	$27,420
Foreign currency translation adjustment	(8,683)	2,792	(10,204)	7,436
Unrealized net gain (loss) on interest rate derivative, net of tax	209	(1,754)	322	(1,754)

Comprehensive income (loss)	$(638)	$5,771	$18,846	$33,102

     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our London Interbank Offered Rate (“LIBOR”) base rate for $165.0 million of our indebtedness at a rate of 5.30 percent during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the nine months ended September 30, 2008. As of September 30, 2008, we had a $5.5 million liability related to this interest rate derivative.
     As of September 30, 2008, accumulated other comprehensive loss is comprised of foreign currency translation losses of $0.6 million and an unrealized net loss on the interest rate swap of $3.2 million.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We have deferred the adoption of SFAS No. 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Such non-financial assets and liabilities include goodwill, and intangible assets with indefinite lives.

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
Note 11. Bank Borrowings
     As of September 30, 2008, we maintained a bank borrowing credit agreement (the “Credit Agreement”) consisting of a $275.0 million revolving line of credit with the option to increase to $375.0 million (“Revolving Credit Facility”) and a $225.0 million unsecured term loan facility (“Term Loan Facility”). Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of September 30, 2008, we had aggregate borrowings of $273.0 million, compared to $256.6 million as of December 31, 2007.
     At our option borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or the Revolving Credit Facility. As of September 30, 2008, the applicable margins on LIBOR loans under the Term Loan Facility and the Revolving Credit Facility were 1.25% and 1.0%, respectively. As of September 30, 2008, the applicable margins for base rate loans under the Term Loan Facility and the Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the nine months ended September 30, 2008 and 2007, our average borrowing rates under the Credit Agreement were 6.5% and 6.1%, respectively.
     The Credit Agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1, and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2008, under the definitions in the Credit Agreement, our consolidated leverage ratio was 2.1 and our consolidated fixed charge coverage ratio was 3.4. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of September 30, 2008 and December 31, 2007.

Note 12. Other Operating Costs
     Other operating costs for the three and nine months ended September 30, 2008 and 2007 consisted of the following (shown in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Separation costs and severance	$—	$3,348	$—	$4,625
Adjustments to office closures obligations, discounted and net of expected sublease income	—	658	2,105	658
Write down of leasehold improvements	—	1,492	500	1,492
Gain on Sale of property	—	(2,201)	—	(2,201)
Accelerated depreciation on leasehold improvements due to expected office closures	553	—	2,041	—

Total other operating costs	$553	$3,297	$4,646	$4,574

     During the three and nine months ended September 30, 2008, we recorded $0.6 million and $4.6 million, respectively, of office closure related costs, which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned.
     During the three months ended September 30, 2007, we began to eliminate duplicate facilities and consolidate and close certain offices. We recorded $2.2 million of expense associated with the office closings and excess space reductions completed during the three months ended September 30, 2007. The expense consisted of rent obligations for the offices, net of expected sublease income, of $0.7 million and a $1.5 million write down of leasehold improvements, reflecting their estimated fair value. The office closure obligations have been discounted to net present value.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. We expect to pay $2.3 million in cash relating to these obligations during the next twelve months. We expect to record additional restructuring charges for real estate lease terminations as other initiatives are completed throughout 2008 and 2009.
     On September 28, 2007, we sold the property where our principal executive office was located for an aggregate gross purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.
     During the three months ended September 30, 2007, we recorded $3.3 million in separation and severance costs in connection with a plan to restructure our operations as part of a cost savings initiative. The restructuring of our operations included involuntary professional consulting and administrative staff headcount reductions. We offered severance packages to approximately 60 consulting and administrative employees to reduce the capacity of our underperforming practices and to reduce the headcount of our administrative support staff. All severance and separation obligations have been completed. During the quarter ended March 31, 2007, we recorded $1.3 million of realignment costs, which consisted of separation costs and severance.

     The current and non-current liability activity related to the above, excluding accelerated depreciation on leasehold improvements, are as follows:

	Office	Workforce
	Space	Reductions
	Reductions
Charges to operations during the year ended December 31, 2007	$6,750	$7,288
Utilized during the year ended December 31, 2007	(1,538)	(6,089)

Balance at December 31, 2007	5,212	1,199
Charges to operations during the quarter ended March 31, 2008	650	—
Utilized during the quarter ended March 31, 2008	(1,636)	(1,011)

Balance at March 31, 2008	4,226	188
Charges to operations during the quarter ended June 30, 2008	1,955	—
Utilized during the quarter ended June 30, 2008	(1,106)	(188)

Balance at June 30, 2008	5,075	—
Charges to operations during the quarter ended September 30, 2008	—	—
Utilized during the quarter ended September 30, 2008	(626)	—

Balance at September 30, 2008	$4,449	$—

     Office space reduction is not allocated to our individual business segments. As of September 30, 2008 had we allocated cumulative amounts relating to workforce reduction costs recorded in 2007 and 2008 to our segments, we would have recorded $2.6 million to our North American Dispute and Investigative Services segment, $2.9 million to our North American Business Consulting Services segment, zero to our International Consulting Operations segment, and zero to our Economic Consulting Services segment.

Item 2.
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success of our organizational changes; risks inherent in international operations, including foreign currency fluctuations; pace, timing and integration of acquisitions; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; dependence on the expansion of and the increase in our service offerings and staff; conflicts of interest; potential loss of clients; our client’s financial condition, which could result in an impairment of their ability to make payments to us; risks inherent with litigation; significant client assignments; professional liability; potential legislative and regulatory changes; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in our Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.
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
Accounts Receivable Realization
     We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our clients’ ability to make required payments, and the estimated realization, in cash, by us of amounts due from our clients. If our clients’ financial condition was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.
Goodwill and Intangible Assets
     Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the purchase method of accounting. We test goodwill and intangible assets annually for impairment. This annual test is performed in the second quarter of each year by comparing the financial statement carrying value of each reporting unit to its fair value. We also review long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment testing and reviews may be impacted by, among other things, our expected operating performance, market valuation of comparable companies, ability to retain key personnel, changes in operating segments and competitive environment.
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
Other Operating Costs
     We recorded expense and related liabilities associated with the office closings and excess space reductions. The expense consisted of rent obligations for the offices, net of expected sublease income, and the write down and accelerated depreciation of leasehold improvements reflecting the change in the estimated useful life of our abandoned offices. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We have deferred the adoption of SFAS No. 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Such non financial assets and liabilities include goodwill and intangible assets with indefinite lives.
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
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.

Results of Operations
2008 compared to 2007 — For the three and nine month periods ended September 30
     Our operations are organized in four operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations and Economic Consulting Services. These segments are predominately defined by their services and geographic markets. The business is managed and resources allocated on the basis of the four operating segments.
     The following table summarizes for comparative purposes certain financial and statistical data for our four segments for the three and nine months ended September 30, 2008 and 2007 (dollar amounts are thousands, except bill rate).

	For the three months ended			For the nine months ended
	September 30,		% Increase/	September 30,		% Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues before reimbursements
North American Dispute and Investigative Services	$72,363	$74,149	-2.4%	$235,492	$220,244	6.9%
North American Business Consulting Services	74,048	78,252	-5.4%	239,545	243,598	-1.7%
International Consulting Operations	18,311	14,656	24.9%	56,015	37,703	48.6%
Economic Consulting Services	14,186	—	—	21,535	—	—

Total revenues before reimbursements	$178,908	$167,057	7.1%	$552,587	$501,545	10.2%

Total Revenues
North American Dispute and Investigative Services	$79,836	$81,633	-2.2%	$259,440	$239,114	8.5%
North American Business Consulting Services	82,902	91,244	-9.1%	271,288	280,822	-3.4%
International Consulting Operations	20,828	17,970	15.9%	63,722	43,834	45.4%
Economic Consulting Services	14,526	—	—	22,189	—	—

Total revenues	$198,092	$190,847	3.8%	$616,639	$563,770	9.4%

Average Full Time Equivalent (“FTE”) consultants
North American Dispute and Investigative Services	761	804	-5.3%	773	782	-1.2%
North American Business Consulting Services	886	1,001	-11.5%	913	1,023	-10.8%
International Consulting Operations	189	157	20.4%	183	147	24.5%
Economic Consulting Services	91	—	—	49	—	—

Total	1,927	1,962	-1.8%	1,918	1,952	-1.7%

Average Utilization rates based on 1,850 hours
North American Dispute and Investigative Services	73%	75%	-2.7%	78%	76%	2.6%
North American Business Consulting Services	78%	79%	-1.3%	81%	78%	3.8%
International Consulting Operations	72%	71%	1.4%	73%	79%	-7.6%
Economic Consulting Services	99%	—	—	95%	—	—

Total	76%	77%	-1.3%	79%	77%	2.6%

Bill Rate (1)
North American Dispute and Investigative Services	$291	$282	3.2%	$295	$274	7.7%
North American Business Consulting Services	$227	$200	13.5%	$222	$201	10.4%
International Consulting Operations	$292	$267	9.4%	$290	$259	12.0%
Economic Consulting Services	$337	$—	—	$330	$—	—

Total	$265	$238	11.3%	$262	$235	11.5%

(1)	Excludes the impact of performance based fee engagements.
     Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. For the three months ended September 30, 2008 revenues before reimbursements increased 7.1 percent compared to the corresponding period in 2007. For the nine months ended September 30, 2008 revenues before reimbursements increased 10.2 percent compared to the corresponding period in 2007.

     Revenues before reimbursements for the three months ended September 30, 2008 increased over the corresponding period in 2007 mainly due to the increase in international consulting, the Chicago Partners acquisition and increased bill rates. Revenue before reimbursements for the nine months ended September 30, 2008 increased over the corresponding period in 2007 mainly due to the combination of recent acquisitions, increased bill rates, and increased utilization. In both the three and nine months periods in 2008, the headcount decreased from the prior year reflecting realignment initiatives in the segments partially offset by increased headcount from acquisitions. The consultant utilization rates were 76 percent and 79 percent for the three and nine months ended September 30, 2008, respectively, compared to 77 percent for the corresponding periods in 2007. The decreased headcount and increased utilization rates during the nine months period reflected, in part, our realignment efforts during the third and fourth quarters of 2007. We calculate our utilization rate assuming a 1,850 hour base.
     North American Dispute and Investigative Services. Total revenues for this segment decreased 2 percent and increased 9 percent for the three and nine months ended September 30, 2008, respectively, over the corresponding periods in 2007. Utilization decreased 3 percent and increased 3 percent for the three and nine months ended September 30, 2008, respectively, over the corresponding periods last year. The decrease for the three months period partially resulted from delays in the timing of certain project activity during the third quarter, due, in part, to the recent disruptions in the financial markets. The increase in utilization during the nine months period resulted from strong demand during the first and second quarters of 2008. Bill rates increased 3 percent and 8 percent during the three and nine months ended September 30, 2008, respectively, over the corresponding periods in 2007. The bill rate increase was a result of a higher mix of more senior consultants and efforts to increase billing rates.
     North American Business Consulting Services. Total revenues for this segment decreased by 9 percent and 3 percent for the three and nine months ended September 30, 2008, respectively, over the corresponding periods in 2007. Utilization decreased 1 percent and increased 4 percent during the three and nine months ended September 30, 2008, respectively, over the corresponding periods last year. Utilization decreased 1 percent for the three months period as a result of the recent disruption in the financial markets, including decreased demand for our consulting services in the financial and insurance markets, as clients in these markets have limited discretionary consulting spending. Utilization increased 4 percent for the nine months period ended September 30, 2008 primarily as a result of workforce reductions occurring in the third and fourth quarters of 2007. Bill rates increased 14 percent and 10 percent for the three and nine months ending September 30, 2008, respectively over the corresponding periods in 2007. The bill rate increase was attributable to rate increases and a higher mix of more senior consultants.
     International Consulting Operations. Total revenues for this segment increased 16 percent and 45 percent for the three and nine months ended September 30, 2008, respectively, over the corresponding periods in 2007, mainly due to our 2007 acquisitions. During the three months ended September 30, 2008, the increase in segment revenues was partially offset by negative currency exchange rate impacts of 6 percent. Utilization increased 1 percent and decreased 8 percent during the three and nine months ended September 30, 2008, respectively, over the corresponding periods in 2007. The decrease in utilization for the nine months was a result of our acquisitions during 2007 having a greater mix of senior consultants resulting in lower utilization which was offset by higher bill rates. Bill rates increased 9 percent and 12 percent during the three and nine months ended September 30, 2008, respectively, over the corresponding period last year.
     Economic Consulting Services. This segment commenced operations with our acquisition of Chicago Partners on May 1, 2008.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $110.1 million and $337.0 million for the three and nine months ended September 30, 2008, respectively, compared to $104.4 million and $311.5 million for the corresponding periods in 2007, which represented increases in costs of services before reimbursable expenses of 5 percent and 8 percent, respectively.
     Cost of services before reimbursable expenses increased primarily because of higher consultant compensation and benefits, which was primarily attributable to enhanced performance and favorable results in 2008 compared to 2007. As a percentage of revenues before reimbursements, costs of services before reimbursable expenses were 62 percent and 61 percent for the three and nine months ended September 30, 2008, respectively, compared to 62 percent in both the three and nine months ended September 30, 2007.
     Cost of services before reimbursable expenses includes amounts related to consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance and under a compensation methodology as approved by our management and the compensation committee of our board of directors. The amount of expense recorded for consultant incentive compensation during the nine months ended September 30, 2008 was higher than the corresponding period in 2007 primarily as a result of the improved operating performance. In addition, we entered into long-term incentive and retention agreements during the second and third quarters of 2008 (see discussion of unsecured forgiveable loans in Note 8), the amortization of which is included in consultant compensation. The increase in compensation expense related to the issuance of these long-term and retention agreements was partially offset by reduced share based compensation expense.

     General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional and administrative services costs and all other support costs.
     General and administrative expenses increased $5.7 million and $16.2 million, or 16 percent, for the three and nine months ended September 30, 2008, respectively, when compared to the corresponding periods in 2007. The increase in general and administrative expenses was primarily the result of an increase in allowances for doubtful accounts receivable of $4.3 million and $9.1 million for the three and nine months ended September 30, 2008, respectively. We provide services to and have receivables due from many financial and insurance clients in all four of our segments. The increase in the allowance for doubtful accounts receivable during 2008 was primarily attributable to the impact of recent disruptions in the financial markets. The increase in the allowance for doubtful accounts over our prior periods primarily reflects management’s view of the likelihood of collection of receivables due from certain of our financial industry clients as well as the impact of the financial market disruptions on a broad range of clients. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. In addition, we incurred incremental overhead costs related to professional fees including legal and information technology costs. General and administrative expenses were 23 percent and 22 percent of revenues before reimbursements for the three and nine months ended September 30, 2008, respectively, compared to 21 percent for each of the corresponding periods in 2007. The increase in general and administrative expenses as a percent of revenues before reimbursements during 2008 is primarily due to the increased allowance for doubtful accounts.
     Other Operating Costs. During the three and nine months ended September 30, 2008, we recorded $0.6 million and $4.6 million, respectively, of office closure related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned.
     During the three months ended September 30, 2007, we began to eliminate duplicate facilities and consolidate and close certain offices. We recorded $2.2 million of expense associated with the office closings and excess space reductions completed during the three months ended September 30, 2007. The expense consisted of rent obligations for the offices, net of expected sublease income, of $0.7 million and approximately $1.5 million write down of leasehold improvements reflecting their estimated fair value. The office closure obligations have been discounted to net present value.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. We expect to pay $2.3 million in cash relating to these obligations during the next twelve months. We expect to record additional restructuring charges for real estate lease terminations as other initiatives are completed throughout 2008 and 2009.
     On September 28, 2007, we sold the property where our principal executive office was located for an aggregate gross purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.
     During the three months ended September 30, 2007, we recorded $3.3 million in separation and severance costs in connection with a plan to restructure our operations as part of a cost savings initiative. The restructuring of our operations included involuntary professional consulting and administrative staff headcount reductions. We offered severance packages to approximately 60 consulting and administrative employees to reduce the capacity of our underperforming practices and to reduce the headcount of our administrative support staff. All severance and separation obligations have been completed. During the first quarter ended March 31, 2007, we recorded $1.3 million of realignment costs, which consisted of separation costs and severance.
     Amortization Expense. Amortization expense includes primarily the amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.
     For the three and nine months ended September 30, 2008, amortization expense was $4.0 million and $12.8 million, respectively, compared to $5.4 million and $12.8 million for the corresponding periods in 2007. The decrease in amortization of intangible assets during the three months ended September 30, 2008 was primarily related to reduced amortization of backlog intangible assets related to acquisitions completed during the second and third quarters of 2007.
     Interest Expense. Interest expense includes interest on borrowed amounts under our Credit Agreement, amortization of debt refinancing costs, and accretion of interest related to deferred purchase price obligations.

     For the three and nine months ended September 30, 2008, interest expense was $5.2 million and $15.4 million, respectively, compared to $6.0 million and $9.5 million for the corresponding periods in 2007. The increase in interest expense in the nine month period was related to the increase in borrowings under our Credit Agreement. We increased borrowings to finance certain acquisitions and, in the second quarter of 2007, to purchase shares of our common stock. The decrease in interest expense in the three month period resulted from lower interest rates and average borrowings for the three month period in 2008 compared to the corresponding period in 2007.
     Income tax expense. The effective income tax rate for both the three and nine months ended September 30, 2008 was 43 percent, compared to 42 percent for both the three and nine months ended September 30, 2007. The slight increase in effective income tax rate was primarily attributable to an increased mix of income earned in higher tax jurisdictions.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Number of FTE consultants as of September 30	1,952	2,009	1,952	2,009
Average number of FTE consultants	1,927	1,962	1,918	1,952
Average utilization of consultants, based on industry standard of 1,850 hours	76%	77%	79%	77%
Number of administrative and management personnel as of September 30	589	557	589	557
     The number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition during the periods. The decrease during 2008 compared to the prior year reflects realignment initiatives in all segments partially offset by acquisitions.
Liquidity and Capital Resources
Summary
     We had $10.5 million in cash and cash equivalents at September 30, 2008, compared to $11.7 million at December 31, 2007. Our cash equivalents were primarily limited to fully pledged commercial paper or securities (rated A or better), with maturity dates of 90 days or less. As of September 30, 2008 we had total bank debt outstanding of $273.0 million under our Credit Agreement, compared to $256.6 million as of December 31, 2007.
     We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by dividing quarterly revenues by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 84 days at September 30, 2008, compared to 77 days at December 31, 2007 and 90 days at September 30, 2007.
Operating Activities
     Net cash provided by operating activities was $38.6 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $42.0 million for the nine months ended September 30, 2007. The decrease in net cash from operating activities was primarily associated with the issuance of certain unsecured forgivable loans to retain and motivate highly skilled senior consultants aggregating $21.6 million, partially offset by a lower increase in our investment in accounts receivable.
Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2008 was $59.1 million, compared to $86.3 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 we paid $50.0 million for the cash portion of the purchase price for Chicago Partners payable at closing. During the corresponding period in 2007, we spent $65.3 million for various acquisitions (see note 2), partially offset by proceeds of $4.1 million from the sale of a property. The decrease in purchases of property and equipment of approximately $13.6 million reflects reduced investment in leasehold improvements.

Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2008 was $19.4 million, compared to $53.6 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we had net borrowings of $21.0 million primarily to finance the cash consideration for our acquisition of Chicago Partners. During the nine months ended September 30, 2007, we had net cash proceeds of $49.2 million primarily from the Revolving Credit Facility and $225.0 million from the Term Loan Facility, of which $218.4 million was used to purchase shares of our common stock.
Debt, Commitments and Capital
     As of September 30, 2008, we maintained the Credit Agreement consisting of the Revolving Credit Facility of $275.0 million with the option to increase to $375.0 million, and the Term Loan Facility of $225.0 million consisting of unsecured term loans. Borrowings under the Revolving Credit Facility are payable in May 2012. The Credit Agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of September 30, 2008, we had aggregate borrowings of $273.0 million, compared to $256.6 million as of December 31, 2007.
     At our option borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or the Revolving Credit Facility. As of September 30, 2008, the applicable margins on LIBOR loans under the Term Loan Facility and the Revolving Credit Facility were 1.25% and 1.0%, respectively. As of September 30, 2008, the applicable margins for base rate loans under the Term Loan Facility and the Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the nine months ended September 30, 2008 and 2007, our average borrowing rates under the Credit Agreement were 6.5% and 6.1%, respectively.
     The Credit Agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2008, under the definitions in the Credit Agreement, our consolidated leverage ratio was 2.1 and our consolidated fixed charge coverage ratio was 3.4. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of September 30, 2008 and December 31, 2007.
     As of September 30, 2008, we had total commitments of $435.2 million, which included $23.8 million in deferred business acquisition obligations, payable in cash and common stock, notes payable of $6.2 million, debt of $273.0 million, and $132.2 million in lease commitments. As of September 30, 2008, we had no significant commitments for capital expenditures.
     The following table shows the components of significant commitments as of September 30, 2008 and the scheduled years of payments (shown in thousands):

		From Oct 1,
		2008 to
		December 31,
Contractual Obligations	Total	2008	2009 to 2010	2011 to 2012	Thereafter
Deferred purchase price obligations	$23,835	$5,826	$13,053	$4,956	$—
Notes payable	6,239	1,000	5,239	—	—
Line of credit	50,791	—	—	50,791	—
Bank debt	222,188	563	14,625	207,000	—
Lease commitments	132,166	6,807	53,212	36,422	35,725

Total	$435,219	$14,196	$86,129	$299,169	$35,725

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
     At September 30, 2008, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or operating results.
     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30 percent during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income (loss) and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the nine months ended September 30, 2008. As of September 30, 2008, we had a $5.5 million liability related to this interest rate derivative and we recorded a $0.3 million unrealized gain, net of tax of $0.2 million, to accumulated other comprehensive income (loss) for the nine months ended September 30, 2008.
     Other than the deferred purchase price obligations, notes payable, borrowings under the Credit Agreement, and the $165.0 million interest rate swap agreement, we did not have, at September 30, 2008, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions or derivative commodity instruments.
     Our market risk associated with the Credit Agreement relates to changes in interest rates. As of September 30, 2008, borrowings under the Credit Agreement bore interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the Credit Agreement at September 30, 2008, each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense, after considering the impact of our interest rate swap agreement entered into on July 2, 2007.
     We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2008, we had net assets of approximately $78.1 million with a functional currency of the United Kingdom Pounds Sterling and $36.1 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively.
Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
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
     During the three months ended September 30, 2008, there has not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the nine months ended September 30, 2008, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption	Purchaser or	Assets
Date	Securities	Consideration (a)	Claimed (b)	“Recipient”	Purchased
January 24, 2008	Common Stock	14,866	Section 4(2)	Tedd Avey & Associates Ltd.	(c)
January 31, 2008	Common Stock	8,159	Section 4(2)	Devito Consulting, Inc	(d)
February 8, 2008	Common Stock	100,539	Section 4(2)	Casas, Benjamin & White, LLC	(d)
July 1, 2008	Common Stock	12,458	Section 4(2)	Architech Corporation	(d)
August 1, 2008	Common Stock	37,860	Section 4(2)	LAC, Limited	(c)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner(s) of the entity.

(d)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
Item 6. Exhibits-
     The following exhibits are filed with the Form 10-Q:

Exhibit 31.1	—	Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2	—	Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1	—	Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ WILLIAM M. GOODYEAR

William M. Goodyear
Chairman and Chief Executive Officer

By:	/s/ DAVID E. WARTNER

David E. Wartner
Interim Chief Financial Officer, Vice President and Controller
Date: October 31, 2008