Form 10-K
period 2008-12-31
NAVIGANT CONSULTING INC
filed 2009-02-25
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(312) 573-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of February 25, 2009, approximately 49.0 million shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of common stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2008, was approximately $947.0 million. The registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on May 6, 2009, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Statements included in this Annual Report on Form 10-K, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success of the Company’s organizational changes; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions; pace, timing and integration of acquisitions; impairment charges; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; conflicts of interest; potential loss of clients; our clients’ financial condition and their ability to make payments to us; risks inherent with litigation; higher risk client assignments; professional liability; potential legislative and regulatory changes; continued access to capital; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in this Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.

Item 1.	Business.

Navigant Consulting, Inc. (referred to throughout this document as “we”, “us” or “our”) is an independent specialty consulting firm combining deep industry expertise and integrated solutions to assist companies and their legal counsel in addressing the challenges of uncertainty and risk, and leveraging opportunities for overall business model improvement. Professional services include dispute, investigative, financial, operational and business advisory, risk management and regulatory advisory, strategy, economic analysis and transaction advisory solutions. Navigant Consulting is not a certified public accounting firm and does not provide audit, attest, or public accounting services. “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and our use of “Navigant” is made under license from Navigant International, Inc.

We are a Delaware corporation headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI”.

(a)	General Development of Business

We had our initial public offering in 1996. Since then, we have grown through organic recruiting combined with acquisition investments of selective firms that are complementary to our businesses. Since 2005, we have increased our international presence with investments in Canada, Asia and the United Kingdom.

(b)	Financial Information about Business Segments

We manage our business in four segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of the Chicago Partners business on May 1, 2008 (see Acquisitions). These segments are generally defined by the nature of their services and geography. The business is managed and resources are allocated on the basis of the four operating segments.

The North American Dispute and Investigative Services segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery, and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel, and corporate boards.

The North American Business Consulting Services segment provides strategic, operational, financial, regulatory and technical management consulting services to clients. Services are sold principally through vertical industry practices such as energy, healthcare, financial and insurance. The clients are principally “C” suite and corporate management, government entities, and law firms.

The International Consulting Operations segment provides a mix of dispute and business consulting services to clients predominately outside North America with headquarters in London, England.

The Economic Consulting Services segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and government agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, forensic accounting, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation, and securities litigation.

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we identified the above four operating segments as reportable segments. Segment revenue and segment operating profit (together with a reconciliation to our operating income) for the last three years are included in Note 4 to the consolidated financial statements.

The relative percentages of revenues attributable to each segment were as follows:

	For the Year Ended December 31,
	2008	2007	2006

North American Dispute and Investigative Services	41.7%	42.3%	43.4%
North American Business Consulting Services	43.9%	49.4%	52.3%
International Consulting Operations	9.8%	8.3%	4.3%
Economic Consulting Services	4.6%	—	—

The relative percentages of segment operating profit attributable to each segment were as follows:

	For the Year Ended December 31,
	2008	2007	2006

North American Dispute and Investigative Services	44.4%	46.4%	48.4%
North American Business Consulting Services	42.9%	45.4%	46.4%
International Consulting Operations	7.9%	8.2%	5.2%
Economic Consulting Services	4.8%	—	—

Segment operating profit as a percentage of segment revenue before reimbursement were as follows:

	For the Year Ended December 31,
	2008	2007	2006

North American Dispute and Investigative Services	42.8%	42.4%	47.2%
North American Business Consulting Services	40.4%	37.8%	40.2%
International Consulting Operations	33.3%	40.3%	56.2%
Economic Consulting Services	39.5%	—	—

Total segment operating profit	40.7%	40.0%	44.0%

Total assets by segment were as follows (in thousands):

	December 31,
	2008	2007

North American Dispute and Investigative Services	$287,225	$325,426
North American Business Consulting Services	236,419	246,656
International Consulting Operations	73,897	106,058
Economic Consulting Services	74,089	—
Unallocated assets	120,763	100,557

Total assets	$792,393	$778,697

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

Overview

We market our services directly to corporate counsel, law firms, government entities, corporate boards, corporate executives and special committees. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. New engagements are sought and won by our senior and mid-level consultants working together with our business development team that supports all segments. Our future performance will continue to depend upon the ability of our consultants to win new engagements as well as our ability to retain such consultants.

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

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses primarily consist of rent for our offices.

Service Offerings

We provide wide and varied service offerings to our broad client base. We consider the following to be our key professional services: dispute, investigative, financial, operational and business advisory services, risk management and regulatory advisory services, strategy, economic analysis and transaction advisory solutions.

Industry Sectors

We provide services to and focus on industries undergoing substantial regulatory or structural change. Our service offerings are relevant to most industries and to the public sector. However, we have significant industry-specific knowledge and a large client base in the construction, energy, financial services, insurance and healthcare industries. Additionally, we have a strong client presence in the public sector, including United States and foreign governmental agencies. We have a long history of work for companies, insurers and reinsurers in product liability matters.

Human Capital

As of December 31, 2008, we had 2,650 employees. At December 31, 2008, we had 2,593 full time equivalent (“FTE”) employees, which are total employees adjusted for part-time status, comprised of 1,931 consultants, 85 project employees and 577 administrative employees. Revenues are primarily generated from services performed by our consultants; therefore, success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts to recruit professionals with significant subject matter expertise and/or consulting experience. Consultants are drawn from the industries we serve, from accounting and other consulting organizations, and from top rated colleges and universities. We try to retain our consultants by offering competitive packages of base and incentive compensation, equity ownership, and benefits as well as challenging careers.

Independent contractors supplement our consultants on certain engagements. We find that hiring independent contractors on a per-engagement basis from time to time allows us to adjust staffing in response to changes in demand for our services.

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

We continually review and adjust, if needed, our consultants’ total compensation (to include salaries, annual cash incentive compensation, and other cash and equity incentives) to ensure that it is competitive within the industry, is consistent with our performance, and provides us with the ability to achieve target profitability levels. Our compensation structure is reviewed and approved by the compensation committee of our board of directors.

Our bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. We monitor and adjust those bill rates according to the supply and demand of the then-current market conditions for our service offerings and within the various industries we serve.

Competition

The market for consulting services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the global accounting firms, and other local, regional, national, and international firms. Many of these companies are global in scope and have larger teams of personnel, financial, technical, and marketing resources than we do. However, we believe that our independence, experience, reputation, industry focus, and broad range of professional services enable us to compete effectively in the consulting marketplace.

(d)	Other Matters

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 21 percent, 24 percent and 23 percent of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues earned from our top 10 clients amounted to 14 percent, 15 percent and 16 percent of total revenues for the years ended December 31, 2008, 2007 and 2006. There were no clients that accounted for more than 5 percent of our total revenues for the years ended December 31, 2008, 2007 and 2006. The mix of our largest clients may change from year to year.

Non U.S. Operations

We have offices in Canada, Asia, and the United Kingdom. In addition, we have clients based in the United States that have international operations. The United Kingdom accounted for 12 percent and 10 percent of our revenue during the years ended December 31, 2008 and 2007. No country, other than the United States and the United Kingdom, accounted for more than 10 percent of our total annual revenues in any of the three years ended December 31, 2008, 2007 and 2006. Our non U.S. subsidiaries, in the aggregate, represented approximately 17 percent, or $134.0 million, of our total revenues in 2008 compared to 14 percent, or $107.4 million, in 2007 and 9 percent, or $61.8 million in 2006.

New York Stock Exchange Disclosures

The members of our Board of Directors are Thomas A. Gildehaus, William M. Goodyear, Stephan A. James, Peter B. Pond, Samuel K. Skinner and James R. Thompson. The members of the audit committee of our board of directors are Messrs. Gildehaus (Chairman), Pond, Skinner, and James. The members of the compensation committee of our board of directors are Messrs. Skinner (Chairman), Gildehaus, Pond, and James. The members of the executive committee of our board of directors are Messrs. Thompson (Chairman), Skinner and Goodyear. The members of the nominating and governance committee of our board of directors are Messrs. Pond (Chairman), Skinner, Thompson and Gildehaus. Our transfer agent and registrar is BNY Mellon Shareholder Services.

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

Available Information

Investors can obtain access to annual reports, quarterly reports, current reports on Form 8-K and corporate governance documents, including board committee charters, corporate governance guidelines and codes of business standards and ethics, and our transfer agent and registrar through our website free of charge (as soon as reasonably practicable after reports are filed with the SEC in the case of periodic reports) by going to www.navigantconsulting.com and searching under Investor Relations/SEC Filings. The materials are also available in print free of charge to any shareholder upon request. Requests should be submitted to: Navigant Consulting, Inc., 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606, Attention: Jennifer Moreno.

Item 1A.	Risk Factors.

In addition to other information contained in this Annual Report on Form 10-K and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating us and our business. Such factors could have a significant impact on our business, operating results and financial condition.

Our results of operations could be adversely affected by disruptions in the marketplace caused by economic and political conditions.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain services obsolete, all of which could have a material adverse effect on our results of operations. Changes in global economic conditions or the regulatory or legislative landscape could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Although we have implemented cost management measures, if we are unable to appropriately manage costs or if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected. In addition, any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain and motivate key employees.

Recent turmoil in the credit markets and the financial services industry may impact our ability to collect receivables on a timely basis and may negatively impact our cash flow.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on us. These events could also adversely impact the availability of financing to our clients and therefore adversely impact our ability to collect amounts due from such clients or cause them to terminate their contracts with us completely.

We cannot be assured that we will be able to raise capital or obtain debt financing to consummate future acquisitions or to meet required working capital needs or repay amounts owed under our long term credit arrangements.

We maintain a $500 million unsecured credit facility including a term loan agreement and a revolving line of credit agreement to assist in funding short-term and long-term cash requirements that expires in 2012. This agreement contains certain covenants requiring, among other things, certain levels of interest and debt coverage. Poor performance could cause us to be in default of these covenants. While we are in compliance with the terms of the credit agreement as of December 31, 2008, there can be no assurances that we will remain in compliance in the future. In addition, the current credit facility may not be sufficient to meet the future needs of our business if a decline in financial performance occurs, nor can there be any assurance that we will be able to raise capital or obtain debt financing to effect future acquisitions or to otherwise meet our working capital needs. There can be no assurance that we will be able to repay or refinance our current credit facility as it comes due or refinance our current credit facility at comparable terms. Furthermore, financial institutions that are lenders under our credit facility may be adversely impacted by the economy and unable to meet their obligations under our credit facility.

Further, if our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments to us, we and our financial results would be adversely impacted, which could result in all of the effects described above.

Regulatory and legislative changes affecting us, our clients, competitors or staff could have an impact on our business.

Many of our clients are in highly regulated industries such as the healthcare, energy, financial institutions and insurance industries. Regulatory and legislative changes in these industries could impact the market for our service offerings, including potentially rendering certain of our service offerings obsolete. In addition, regulatory and legislative changes could impact the competition for consulting services. This change could either increase or decrease our position compared with our competitors.

Our inability to retain and, as necessary, strengthen our executive management team would be detrimental to the success of our business.

We rely heavily on a small group of senior executives and retaining their services is important to our future success. As we continue to grow the business, the executive management team will face increasing challenges and the possible need to supplement or expand the existing team to enable us to put in place a necessary succession plan. Any failures in this regard could impact, among other factors, our revenues, growth and profitability.

Our inability to hire and retain highly skilled consulting professionals could have a material adverse effect on our success.

We rely heavily on our consulting staff and management team. Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants and managers could have a serious effect on our ability to meet client needs. The loss of a significant number of our employees could have a serious negative effect. Further, usage restrictions on our equity and any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain and motivate key employees. Compensation and retention related issues are a continuing challenge.

Our profitability will suffer if we are not able to maintain current pricing and utilization rates.

Our revenue, and thereby our profitability, is largely based on the bill rates charged to clients and the number of hours our professionals work on client engagements, which we define as the “utilization” of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals, revenues, project profit margins and our profitability will suffer. Bill rates and utilization rates are affected by a number of factors, including:

•	Our ability to predict future demand for services and maintain the appropriate staffing without significant underutilized personnel;

•	Our ability to transition employees from completed projects to new engagements;

•	Our clients’ perceptions of our ability to add value through our services;

•	Our competitors’ pricing of services;

•	The market demand for our services;

•	Our ability to manage our human capital resources;

•	Our ability to manage significantly larger and more diverse workforces as we increase the number of our professionals and execute our growth strategies; and

•	The economic, political and regulatory environment as noted above.

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

In the past, we have derived significant revenues from events as inherently unpredictable as the California energy crisis, the Sarbanes-Oxley Act of 2002, the sub prime mortgage crisis and significant natural disasters including major hurricanes. Those events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for the challenges they face. These factors limit our ability to predict future revenues and required professional staffing, which can impact our financial results.

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

In addition, our engagements are subject to the risk of legal liability. Any public assertion or litigation alleging that our services were deficient or that we breached any of our obligations to a client could expose us to significant legal liabilities, could distract our management and could damage our reputation. We carry professional liability insurance, but our insurance may not cover every type of claim or liability that could potentially arise from our engagements. In addition, the limits of our insurance coverage may not be enough to cover a particular claim or a group of claims, and the costs of defense.

Some of the work that we do involves greater risk than ordinary consulting engagements.

We do work for clients that for financial, legal or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher risk engagements and higher risk clients, these efforts may be ineffective and a professional error or omission in one or more of these higher-risk engagements could have a material adverse impact on our financial condition. Examples of higher risk engagements include, but are not limited to:

•	Interim management engagements, usually in hospitals and other healthcare providers;

•	Corporate restructuring engagements, both inside and outside bankruptcy proceedings;

•	Engagements where we deliver a fairness opinion;

•	Engagements where we deliver a compliance effectiveness opinion;

•	Engagements where we deliver an actuarial opinion with respect to insurance company loss reserves; and

•	Engagements involving independent consultants’ reports in support of financings.

As we become larger, we increasingly encounter professional conflicts of interest.

As we become larger, the potential for conflicts of interest also increases. If we are unable to accept new engagements for any reason, including a conflict of interest, our consultants may become underutilized or discontented, which may adversely affect our future revenues and results of operations, as well as our ability to retain these consultants. In addition, although we have systems and procedures to identify potential conflicts prior to accepting each new engagement, those systems are not fool-proof and undetected conflicts may result in damage to our reputation and professional liability which may adversely impact our financial results.

Our international operations create special risks.

We have physical offices outside the United States in the United Kingdom, Canada and China and conduct business in several other countries. We expect to continue our international expansion, and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including:

•	Cultural and language differences;

•	Employment laws and related factors that could result in lower utilization and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that adversely affect our financial position and operating results;

•	Burdensome regulatory requirements and other barriers to conducting business;

•	Managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act;

•	Greater difficulties in managing and staffing foreign operations;

•	Restrictions on the repatriation of earnings; and

•	Potentially adverse tax consequences, such as trapped foreign losses.

If we are not able to quickly adapt to our new markets, our business prospects and results of operations could be negatively impacted.

Our work with governmental clients has inherent risks related to the governmental contracting process.

We work for various United States and foreign entities and agencies. These projects have risks that include, but are not limited to, the following:

•	Government entities reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to government contracts. If the government finds that the costs are not reimbursable, then we will not be allowed to bill for them, or the cost must be refunded to the government if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for work and affect future margins.

•	If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of the adequacy of such controls.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our government contracts, regardless of whether it is accurate, may further damage our business by affecting our ability to compete for new contracts.

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

We have developed specialized systems and processes that provide a competitive advantage in serving current clients and obtaining new clients. Additionally, many of our service offerings rely on technology or intellectual capital that is subject to rapid change. Our intellectual capital, in certain service offerings, may be rendered obsolete due to new governmental regulation.

Our information technology systems will require improvements as our business grows.

The increased scale and complexity of our businesses may require additional management systems that we may not be able to implement in a timely manner. The challenges of achieving and managing sustained growth may cause strain on our management team, management processes and information technology systems. If we are unsuccessful in meeting these challenges, this may impair our financial results, competitive position and ability to retain our professionals.

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

Acquired businesses may not achieve expected results which could adversely affect our financial performance.

We have developed our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to our current businesses. Any failure to successfully integrate acquired businesses could cause the acquired businesses to fail to achieve expected results, which would in turn, adversely affect our financial performance, including possible impairment of the acquired assets. Additionally, the financing of acquisitions through cash, borrowings or common stock could also impair liquidity or cause significant stock dilution.

An impairment charge could have a material adverse effect on our financial condition and results of operations.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a material portion of our assets. We are required to perform an annual goodwill impairment test. We also are required to review long-lived assets, including identified intangible assets and goodwill for impairment whenever events occur or circumstances indicate that the carrying amount of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. If the fair market value of one of our businesses is less than its carrying amount, we could be required to record an impairment charge. The valuation of the businesses requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our businesses, including such factors as market performance, changes in our client base and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

We have approximately 65 operating leases for office facilities, principally in the United States. Due to acquisitions and growth, we often times have more than one operating lease in the cities in which we have offices. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed. Following are our principal regional office locations:

United States:	Outside of the United States:

Atlanta, Georgia	Asia — Hong Kong
Chicago, Illinois	Canada — Toronto
Los Angeles, California	United Kingdom — London
New York, New York
San Francisco, California
Washington D.C.

Item 3.	Legal Proceedings.

From time to time we are party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers as of February 25, 2009:

Name	Office	Age

William M. Goodyear	Chairman of the Board and Chief Executive Officer	60
Julie M. Howard	President and Chief Operating Officer	46
Thomas A. Nardi	Executive Vice President and Chief Financial Officer	54
Monica M. Weed	Vice President, General Counsel and Secretary	48

William M. Goodyear, 60, has served as our Chairman of the Board and Chief Executive Officer since May 2000. He has served as a director since December 15, 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois and was President of Bank of America’s Global Private Bank. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. Mr. Goodyear received his Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame.

Julie M. Howard, 46, has served as our President since February 2006 and has served as our Chief Operating Officer since 2003. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions with several professional services firms. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Thomas A. Nardi, 54, has served as our Executive Vice President and Chief Financial Officer since November 2008. Previously, Mr. Nardi served as President of Integrys Business Support, a wholly owned unit of Integrys Energy Group, a NYSE public utility and energy company. From 2001 to 2007 he served as Executive Vice President and Chief Financial Officer for Peoples Energy. Prior to joining Peoples, Mr. Nardi spent 19 years at NICOR, one of the nation’s largest gas distribution utilities, where he held a variety of financial and strategic management roles including Corporate Controller and Treasurer. Mr. Nardi began his career in the audit practice of Arthur Andersen. Mr. Nardi received his degree in accounting from Western Illinois University and an MBA from University of Chicago.

Monica M. Weed, 48, has served as our Vice President, General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary, for Information Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal. Ms. Weed received her BA in Classics from Northwestern University, her JD from Northwestern University School of Law and her MBA from Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low

2008
Fourth quarter	$20.44	$13.14
Third quarter	$20.72	$15.90
Second quarter	$21.78	$17.87
First quarter	$19.61	$11.19
2007
Fourth quarter	$15.01	$12.12
Third quarter	$19.47	$12.66
Second quarter	$20.93	$18.38
First quarter	$21.60	$18.40

Holders

As of February 25, 2009, there were approximately 351 holders of record of our shares of common stock.

Distributions

We have not paid any cash dividends since our organization and we do not currently anticipate that we will make any dividends. This policy is reviewed on a periodic basis by our board of directors.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the Peer Group described below. The graph assumes that $100 was invested on December 31, 2003 in each of our common stock, the NYSE Index and the Peer Group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

			Navigant
	NYSE	Peer	Consulting,
Measurement Period	Index	Group(a)	Inc.
FYE 12/31/03	$100.00	$100.00	$100.00
FYE 12/31/04	112.39	119.72	141.03
FYE 12/31/05	119.55	121.78	116.53
FYE 12/31/06	138.61	135.97	104.76
FYE 12/31/07	146.49	146.74	72.46
FYE 12/31/08	89.15	135.93	84.11

Notes:

(a)	The Peer Group consists of the following companies: ChoicePoint, Inc., CRA International Inc. (formerly known as Charles River Associates, Inc.), Gartner Group, Inc., FTI Consulting, Inc., Huron Consulting Group Inc., LECG Corporation and Resources Connection, Inc. The Peer Group is weighted by market capitalization.

Issuance of Unregistered Securities

During the year ended December 31, 2008, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption		Assets
Date	Securities	Consideration(a)	Claimed(b)	Purchaser or “Recipient”	Purchased

January 24, 2008	Common Stock	14,866	Section 4(2)	Tedd Avey & Associates Ltd.	(c)
January 31, 2008	Common Stock	8,159	Section 4(2)	Devito Consulting, Inc	(c)
February 8, 2008	Common Stock	100,539	Section 4(2)	Casas, Benjamin & White, LLC	(c)
July 1, 2008	Common Stock	12,458	Section 4(2)	Architech Corporation	(c)
August 1, 2008	Common Stock	37,860	Section 4(2)	LAC, Limited	(d)
November 1, 2008	Common Stock	349,247	Section 4(2)	Chicago Partners, LLC	(c)
December 31, 2008	Common Stock	35,020	Section 4(2)	Bard Group, LLC	(e)

(a)	Does not take into account additional cash or other consideration paid or payable by us as a part of the transactions.

(b)	The shares of common stock were issued without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration to purchase substantially all of the assets of the recipient.

(d)	Shares represent deferred payment consideration to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner(s) of the entity.

(e)	Shares represent closing date payment consideration to purchase substantially all of the assets of the recipient.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any Company shares during the fourth quarter of the fiscal year ended December 31, 2008. Our previous authority to repurchase company shares expired on December 31, 2008. On February 23, 2009, the board of directors approved new authority to purchase up to $100 million of common stock in open market or private transactions, until December 31, 2011.

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

	For the Year Ended December 31,
	2008	2007	2006	2005	2004

Revenues before reimbursements	$727,062	$681,238	$605,105	$508,874	$426,867
Reimbursements	83,578	85,820	76,640	66,618	55,252

Total revenues	810,640	767,058	681,745	575,492	482,119
Cost of services before reimbursable expenses	444,035	421,032	349,103	299,180	255,674
Reimbursable expenses	83,578	85,820	76,640	66,618	55,252

Total cost of services	527,613	506,852	425,743	365,798	310,926
General and administrative expenses	155,378	141,430	127,579	100,452	87,542
Depreciation expense	17,302	16,179	13,400	10,213	8,312
Amortization expense	16,386	17,494	9,959	8,538	3,562
Other operating costs:
Separation and severance costs	—	7,288	—	—	1,091
Office consolidation	5,207	6,750	—	—	—
Gain on sale of property	—	(2,201)	—	—	—
Litigation charge	—	—	7,400	1,250	385

Operating income	88,754	73,266	97,664	89,241	70,301
Interest expense	20,146	15,438	4,915	3,976	2,481
Interest income	(1,182)	(667)	(402)	(290)	(330)
Other income, net	(62)	(43)	(209)	(403)	(287)

Income before income taxes	69,852	58,538	93,360	85,958	68,437
Income tax expense	29,795	25,142	40,386	36,102	28,062

Net income	$40,057	$33,396	$52,974	$49,856	$40,375

Basic income per share	$0.86	$0.67	$1.00	$1.00	$0.86
Shares used in computing income per basic share	46,601	49,511	52,990	50,011	47,187
Diluted income per share	$0.83	$0.66	$0.97	$0.95	$0.80
Shares used in computing income per diluted share	48,285	50,757	54,703	52,390	50,247

	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$23,134	$11,656	$11,745	$14,871	$36,897
Working capital	$97,988	$102,040	$70,503	$41,640	$48,473
Total assets	$792,393	$778,697	$652,358	$542,863	$418,807
Non-current liabilities	$296,076	$309,425	$36,040	$20,148	$12,248
Total stockholders’ equity	$365,758	$342,753	$486,576	$384,448	$288,674

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

We are an independent specialty consulting firm combining deep industry expertise and integrated solutions to assist companies and their legal counsel in addressing the challenges of uncertainty and risk, and leveraging opportunities for overall business model improvement. Professional services include dispute, investigative, financial, operational and business advisory, risk management and regulatory advisory, strategy, economic analysis and transaction advisory solutions. We provide our services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

Our revenues, margins and profits will likely be impacted by a significant decline in the United States or world economy. Examples of other impacting events that may affect us are natural disasters, legislative and regulatory changes, capital market disruptions, reductions in discretionary consulting spending, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.

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

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office related expenses primarily consist of rent for our offices.

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

Revenue Recognition

We recognize revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present. Usually we account for the fees as one unit of accounting as we do not have fair value evidence for individual tasks or milestones. There are also client engagements where we are paid a fixed amount for our services. The recording of these fixed revenue amounts requires us to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable, or (iii) the straight-line method over the term of the arrangement. From time to time, we also earn incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

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

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the purchase method of accounting. We test goodwill annually for impairment. We also review long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment testing and reviews may be impacted by, among other things, our expected operating performance, market valuation of comparable companies, ability to retain key personnel, changes in operating segments and competitive environment.

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

In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is not amortized. Goodwill is subject to an impairment test annually and more frequently if events and circumstances indicate that goodwill may be impaired. The impairment test is performed using a two step, fair-value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in SFAS 142 which equates to our reporting segments.

We perform our annual test in the second quarter of each year. As discussed, in accordance with SFAS 142, we determined the fair value of each reporting unit. This test required us to estimate future cash flows and termination value. The fair value estimate also depended on interest rate, debt, and working capital requirements. Estimates can also be impacted by, among other things, expected performance, market valuation of comparable companies, ability to retain key personnel, changes in operating segments and competitive environment. Based on these results we did not recognize any impairment of goodwill and, as such, did not complete step two of the impairment test.

During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets. The estimated fair value of the North American Business Consulting reporting unit and the North American Disputes and Investigations reporting unit were significantly in excess of their net asset carrying value by approximately 50% and 40%, respectively. The estimated fair value of the International Consulting Operations reporting unit exceeded its net asset carrying value by approximately 20%. Given the International Consulting Operations segment’s lower size and higher expected growth rates, this excess may be more volatile. The Economic Consulting Services reporting unit was acquired concurrent with the annual test and thus its estimated value approximated the carrying value of its net assets.

We subsequently considered in each of the remaining two quarters of 2008 whether or not the fair value of each of the reporting units could have fallen below its carrying value. We considered the elements outlined in SFAS 142 and other factors including, but not limited to, changes in the business climate in which we operate, recent disruptions in the financial markets, our market capitalization in excess of our book value, our recent operating performance, the operating performance of the Economic Consulting Services reporting unit relative to our expectations at the time of acquisition, and our annual budget for 2009. As a result of this review we determined that no such event or condition existed that would cause us to perform an interim goodwill impairment test prior to our next annual test date. However, we continue to monitor these factors and we may be required to perform an additional impairment test in future periods if our operating performance or the overall economic conditions continue to deteriorate.

Our intangible assets are subject to changes in estimated fair market values which are determined in part based on our operating performance and expectations for the future. Our test for goodwill impairment is based on the estimated fair value of our reporting units. The estimated fair value of our reporting units is subject to, among other things, changes in our estimated business future growth rate, profit margin, long term outlook and weighted average cost of capital. Our International Consulting Operations and Economic Consulting Services segments are most sensitive to those changes as the excess of their fair value over their asset carrying value is generally lower. Additionally, our long term assets are subject to changes in events or circumstances that could impact their carrying value. A decline in the estimated fair value of our reporting units or other long term assets could result in an impairment charge.

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

Income Taxes

We account for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our effective tax rate.

We account for uncertainty in income taxes utilizing the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of FIN 48 requires management judgment related to the uncertainty in income taxes and could impact our effective tax rate.

Other Operating Costs

We recorded expense and related liabilities associated with office closings and excess space reductions related to a plan to reduce office space as other operating costs. The expense consisted of rent obligations for the offices, net of expected sublease income, and the write down and accelerated depreciation of leasehold improvements reflecting the change in the estimated useful life of our abandoned offices. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value. The determination of the expense and related liabilities requires management judgment and could impact our future financial results.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We have deferred the adoption of SFAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Such non financial assets and liabilities include goodwill and intangible assets with indefinite lives.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.

Acquisitions

2008 Acquisitions

On December 31, 2008, we acquired the assets of the The Bard Group, LLC (“Bard”) for $7.2 million, which consisted of $4.6 million in cash and $0.6 million of our common stock paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of closing. The common stock and deferred cash payments were recorded at fair value at closing for $0.5 million and $1.9 million, respectively. We acquired assets of $0.7 million and assumed liabilities of $0.7 million. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.4 million in goodwill. Bard provided physician leadership and performance improvement services in the healthcare industry. We acquired Bard to enhance our healthcare practice in the area of providing integration strategy, service line development, and performance excellence. Bard was comprised of 25 consulting professionals located in Boston, Massachusetts at the time of acquisition and is included in North American Business Consulting Services Segment.

On May 1, 2008, we acquired the assets of Chicago Partners, LLC (“Chicago Partners”) for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million, the first of which was paid on the six month anniversary of the closing and the remaining three of which will be paid on each of the first, second and third year anniversaries of the closing. We acquired assets of $16.7 million, including $15.8 million in accounts receivable, net of an allowance for doubtful accounts, and assumed liabilities of $7.0 million. We paid $0.5 million in acquisition-related costs. We recorded $2.3 million of liabilities for obligations related to lease exit costs for office space assumed in the acquisition. The obligation recorded for real estate lease exit costs is based on foregone rent payments for the remainder of the lease term less assumed sublease income. As of December 31, 2008, we have not secured subtenants to occupy the office space assumed in the acquisition. As part of the original purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.1 million in goodwill. The purchase agreement provided for an adjustment of the purchase price for the difference in net assets acquired compared to the target net assets. The purchase price paid in cash at closing was funded under our credit facility.

We may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75 percent in cash and 25 percent in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. As of December 31, 2008, we recorded a liability for additional purchase price payments of approximately $3.0 million associated with additional purchase consideration earned during 2008.

We acquired Chicago Partners to expand our product offerings to our clients. Chicago Partners provides economic and financial analyses of legal and business issues principally for law firms, corporations and government agencies. Chicago Partners had approximately 90 consultants at the time of acquisition. Chicago Partners is managed and resources are allocated based on its results and as such, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operates under a fourth operating segment referred to as “Economic Consulting Services.”

The allocation of purchase price for these acquisitions is materially complete; however, certain identifiable intangible assets valuations have not been finalized. The Company expects to finalize these items by the end of the first quarter of 2009.

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

We acquired other businesses during the year ended December 31, 2007 for an aggregate purchase price of approximately $8.1 million. As part of the purchase price allocations for these acquisitions, we recorded $3.9 million in identifiable intangible assets and $4.9 million in goodwill, which included $1.5 million of deferred income taxes. These acquisitions included 25 consulting professionals, most of whom were located in Canada.

2006 Acquisitions

On March 23, 2006, we acquired Precept Programme Management Limited (“Precept”) for $54.7 million, which consisted of $38.4 million in cash and $12.0 million of our common stock paid at closing, and a $4.3 million note payable due March 2008. We acquired assets of $11.3 million, including cash of $5.6 million, and assumed liabilities totaling $4.8 million from the Precept acquisition. The common stock issued at closing was recorded at fair value for $9.5 million. We did a purchase price allocation and recorded $41.1 million in goodwill and $12.8 million in identifiable intangible assets as part of the purchase price allocation. Precept was a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. We acquired Precept, which included approximately 35 consulting professionals at the time of acquisition, to strengthen our presence in the United Kingdom. Precept was included in the International Consulting Operations Services segment.

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

Accounting for Acquisitions

All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in our consolidated financial statements since the dates of the acquisition.

Results of Operations

Annual Comparisons for the Years ended December 31, 2008, 2007 and 2006

We manage our business in four operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of Chicago Partners on May 1, 2008. These segments are generally defined by the nature of their services and geography. The business is managed and resources allocated on the basis of the four operating segments.

The following table summarizes for comparative purposes certain financial and statistical data for the four segments for the years ended December 31, 2008, 2007 and 2006 (dollar amounts are thousands, except bill rate).

				2008 over	2007 over
				2007	2006
				Percent	Percent
	2008	2007	2006	Increase	Increase

Revenues before reimbursements
North American Dispute and Investigative Services	$306,850	$298,699	$273,090	2.7%	9.4%
North American Business Consulting Services	314,677	327,511	307,580	(3.9)%	6.5%
International Consulting Operations	69,793	55,028	24,435	26.8%	125.2%
Economic Consulting Services	35,742	—	—	—	—

Total Revenues before reimbursements	$727,062	$681,238	$605,105	6.7%	12.6%

Total Revenues
North American Dispute and Investigative Services	$338,230	$324,734	$296,066	4.2%	9.7%
North American Business Consulting Services	355,991	379,152	356,452	(6.1)%	6.4%
International Consulting Operations	79,526	63,172	29,227	25.9%	116.1%
Economic Consulting Services	36,893	—	—	—	—

Total Revenues	$810,640	$767,058	$681,745	5.7%	12.5%

Average FTE consultants
North American Dispute and Investigative Services	775	790	774	(1.9)%	2.1%
North American Business Consulting Services	904	1,018	945	(11.2)%	7.7%
International Consulting Operations	185	154	40	20.1%	285.0%
Economic Consulting Services	62	—	—	—	—

Total Company	1,926	1,962	1,759	(1.8)%	11.5%

Average Utilization rates based on 1,850 hours
North American Dispute and Investigative Services	77%	77%	77%	0.0%	0.0%
North American Business Consulting Services	80%	78%	79%	2.6%	(1.3)%
International Consulting Operations	72%	75%	97%	(4.0)%	(22.7)%
Economic Consulting Services	96%	—	—	—	—

Total Company	79%	77%	78%	2.6%	(1.3)%

Bill Rate(1)
North American Dispute and Investigative	$290	$277	$255	4.7%	8.6%
North American Business Consulting	$224	$200	$201	12.0%	(0.5)%
International Consulting Operations	$280	$267	$240	4.9%	11.3%
Economic Consulting Services	$332	—	—	—	—

Total Company	$260	$236	$226	10.2%	4.4%

(1)	Excludes the impact of contingency based fees.

Segment operating profit as a percentage of segment revenue before reimbursement:

	For the Year Ended December 31,
	2008	2007	2006

North American Dispute and Investigative Services	42.8%	42.4%	47.2%
North American Business Consulting Services	40.4%	37.8%	40.2%
International Consulting Operations	33.3%	40.3%	56.2%
Economic Consulting Services	39.5%	—	—

Total segment operating profit	40.7%	40.0%	44.0%

Total Revenues before Reimbursements.  Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. For the year ended December 31, 2008 revenues before reimbursements increased 7 percent over 2007. The increase was due to a combination of recent acquisitions, increased bill rates and utilization, which was partially offset by the negative impact of a strengthened US dollar on the revenues of our UK and Canadian operations. Assuming recent acquisitions operated at historic run rates, substantially all of the year over year revenue increase would have been attributable to such acquisitions. Headcount decreased in 2008 from the prior year, reflecting realignment initiatives in the segments which were partially offset by increased headcount from acquisitions. Overall, the consultant utilization rates were 79 percent for 2008 compared to 77 percent for 2007, primarily reflecting the impact of the lower headcount associated with the realignment initiatives in the segments near the end of 2007 and the addition of Economic Consulting Services segment in 2008. The increase in bill rate of 10 percent in 2008 over 2007 was mainly due to an overall larger mix of revenues from higher bill rate services and efforts to increase general billing rates.

For the year ended December 31, 2007, revenues before reimbursements increased 12.6 percent over 2006. This increase was mainly a result of our 2007 acquisitions in the International Consulting Operations segment and an increase in bill rates, which was slightly offset by lower utilization. Assuming the acquisitions made during 2007 and 2006 operated at historic run rates, approximately 8 percentage points of the year over year revenue increase would have been attributable to such acquisitions during 2007. The increase in bill rate of 4 percent in 2007 over 2006 was mainly a result of higher bill rates associated with our 2007 acquisitions.

North American Dispute and Investigative Services.  Total revenues for this segment increased 4 percent for the year ending December 31, 2008 from the corresponding period in 2007. The increase was mainly due to a 5 percent increase in bill rate partially offset by a 2 percent decrease in headcount. The bill rate increase was mainly a result of a higher mix of more senior consultants and efforts to increase billing rates. Utilization for the full year of 2008 was consistent with 2007 as strong demand during the first half of 2008 was offset by a slower second half of the year, primarily associated with disruptions in the financial markets. Given the disruptions in the financial markets in the second half of 2008, many projects were delayed or cancelled as client decision making slowed. Total revenues for the year ending December 31, 2007 increased 10 percent over the corresponding period in 2006. Assuming the acquisitions operated at historic run rates, approximately 2 percentage points of the increase would have been attributable to such acquisitions. The remaining increase was the result of a 2 percent increase in headcount and a 9 percent increase in bill rate. Utilization for 2007 was consistent with 2006.

North American Business Consulting Services.  Total revenues for this segment decreased 6 percent for the year ended December 31, 2008, over 2007. This was mainly due to an 11 percent decrease in headcount which was partially offset by a 12 percent increase in bill rate and 3 percent increase in utilization. The decrease in headcount reflects the realignment initiatives in the segment occurring in the third and fourth quarters of 2007, which contributed to the increase in utilization. The bill rate increase in 2008 over 2007 was due to rate increases and a higher mix of senior level consultants. This segment was further impacted by recent disruptions in the financial markets, including decreased demand for our consulting services in the financial and insurance markets, as clients in these markets had limited discretionary consulting spending. Acquisitions in the segment did not have a significant impact on growth for 2008 compared to 2007, given that the Bard acquisition was completed at the end of 2008 and the full year impact of the AMDC acquisition was not material. Projects which are contingent on the attainment of certain performance objectives accounted for approximately 2 percentage points of the decrease in revenues. Total segment revenues increased 6 percent in 2007 over 2006. Assuming the acquisitions made during 2007 and 2006 operated at historic run rates, substantially all of the increase would have been attributable to such acquisitions. These acquisitions included HP3 in November 2006 and AMDC in June 2007. The remainder of the increase related to increased headcount, partially offset by lower utilization. Projects which are contingent on the attainment of certain performance objectives accounted for approximately 3 percentage points of the increase in segment revenues.

International Consulting Operations.  Total revenues for this segment increased significantly for 2008 compared to 2007 and 2007 compared to 2006. The increases were attributable to our recent acquisitions made during 2007 and 2006, totaling approximately $130 million. The acquisitions during this period were Precept in March 2006, Abros in January 2007, Augmentis in June 2007, and Troika in July 2007. These acquisitions added approximately 120 employees to our headcount over two years and accounted for approximately two-thirds and one-half of International Consulting Operations growth in 2008 over 2007 and 2007 over 2006, respectively. The remaining revenue growth was associated with increased headcount and bill rates. Additionally, the segment revenue increase in 2008 over 2007 was offset by an approximate $6.5 million decrease in revenue due to the weakening of the UK Pound against the US dollar during 2008. The increase during 2007 included approximately $2.5 million from favorable exchange rates as the UK Pound strengthened against the US Dollar.

Economic Consulting Services.  This segment commenced operations with our acquisition of Chicago Partners on May 1, 2008. Results of operations reflect the eight month period since acquisition and may not be indicative of performance over a full year.

Cost of Services before Reimbursable Expenses.  Cost of services before reimbursable expenses increased $23.0 million, or 6 percent, to $444.0 million for the year ended December 31, 2008 compared to 2007, and increased $71.9 million, or 21 percent, to $421.0 million for the year ended December 31, 2007 compared to 2006. As a percentage of revenues before reimbursements, cost of services before reimbursable expenses was 61 percent for the year ended December 31, 2008 compared to 62 percent for 2007, and 58 percent for 2006. The increase in cost of services as a percentage of revenues before reimbursable expenses for 2007, compared to 2006 related primarily to lower utilization and higher compensation levels.

Cost of services before reimbursable expenses includes amounts related to consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance and under a compensation methodology approved by our management and the compensation committee of our board of directors. The consultant incentive compensation was higher in 2008 over 2007 mainly due to improved operating performance and increased wages due to a higher mix of senior level consultants in 2008. In addition, we entered into long-term incentive and retention agreements during the second and third quarters of 2008 (see the discussion of unsecured forgivable loans in Note 9 to the audited financial statements included elsewhere in this Form 10-K), the amortization of which is included in consultant compensation. The increase in compensation expense related to the issuance of these long-term and retention agreements were partially offset by reduced share based compensation expense. The 2007 increase over 2006 was mainly a result of the increased employee headcount.

Segment Operating Profit Margin.  The North American Dispute and Investigative Services segment operating profit as a percentage of revenue before reimbursement, or segment operating profit margin, was generally consistent between 2008 and 2007, as utilization remained consistent and higher bill rates were offset by higher compensation. The decrease in segment operating profit margin in 2007 compared to 2006 was primarily the result of decreased utilization and higher compensation. The North American Business Consulting Services segment operating profit margin increased in 2008 compared to 2007 due primarily to the increased utilization and realignment efforts completed during the third and fourth quarters of 2007. The decrease in North American Business Consulting Services segment operating profit margin in 2007 compared to 2006 was due primarily to the lower utilization and bill rates during 2007. The decrease in International Consulting Operations segment operating profit margin during 2008 compared to 2007 was due primarily to a change in mix and lower profit margins on acquired businesses. The International Consulting Operations segment operating profit margin in 2006 was unusually high due to a very low cost structure associated with a low number of highly utilized professionals.

General and Administrative Expenses.  General and administrative expenses include facility-related costs, salaries and benefits costs of management and support personnel, bad debt costs for uncollectible billed amounts, professional and administrative services costs, and all other support costs.

General and administrative expenses increased $13.9 million, or 10 percent, to $155.4 million during the year ended December 31, 2008, and $13.9 million, or 11 percent, to $141.4 million in 2007. The increase in general and administrative expenses was primarily the result of an increase in allowances for doubtful accounts receivable of $10.8 million in 2008 over 2007. We provide services to and have receivables due from many financial and insurance clients in all four of our segments. The increase in the allowance for doubtful accounts receivable during 2008 was attributable to the impact of recent disruptions in the financial markets, including bankruptcies. The increase in the allowance for doubtful accounts over prior periods reflects management’s view of the likelihood of collection of receivables due from certain of our financial industry clients, as well as the impact of the financial market disruptions on a broad range of clients. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. Excluding the impact of the allowance for doubtful accounts receivable, general and administrative expenses increased $3.2 million, or 2 percent, during 2008 compared to 2007. The remaining increase was attributable to incremental overhead costs related to professional fees including legal and information technology costs, which was partially offset by slightly lower administrative wage and benefit costs.

The increase in 2007 over 2006 was due to several factors including business acquisitions, as well as the support for additional consulting personnel. Increases in administrative headcount to support the additional consulting personnel contributed to an increase in total administrative payroll and benefit costs. The balance of the increase was attributed to expansion of existing facilities, facilities acquired through business acquisitions and certain investments made to our infrastructure in the areas of technology, business development and marketing.

General and administrative expenses as a percentage of revenues before reimbursements was 21.4, 20.8 and 21.1 percent for the years ended December 31, 2008, 2007 and 2006, respectively. General and administrative expenses as a percentage of revenues before reimbursements excluding allowance for doubtful accounts receivable was 18.6, 19.4 and 19.4 percent for the years ended December 31, 2008, 2007 and 2006.

Other Operating Costs — Office Consolidation.  During the year ended December 31, 2008 we recorded $5.2 million of office closure related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. During 2008, as a result of an assessment of our real estate needs subsequent to the acquisition of Chicago Partners, we decided to reoccupy a portion of certain property in Chicago, Illinois that had previously been abandoned. The impact of this change in estimate did not have a material impact on the financial statements.

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

We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. Of the $4.0 million liability recorded at December 31, 2008, we expect to pay $1.1 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

We expect to record additional restructuring charges for real estate lease terminations as other initiatives are completed throughout 2009, including the relocation of our New York office that is expected to occur in the second quarter of 2009 and result in office closure related costs of $3.0 to $4.0 million.

Other Operating Costs — Separation and Severance Costs.  During 2007, we recorded $7.3 million in separation and severance costs in connection with a plan to restructure our operations as part of a cost savings initiative. The restructuring of our operations included involuntary professional consulting and administrative staff headcount reductions. We offered severance packages to approximately 160 consulting and administrative employees to reduce the capacity of our underperforming practices and to reduce the headcount of our administrative support staff.

Other Operating Costs — Gain on Sale of Property.  On September 28, 2007, we sold the property where our principal executive office was located for an aggregate gross purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.

Other Operating Costs — Litigation Charge.  During the quarter ended September 30, 2006, we recorded a litigation charge of $9.3 million related to our dispute with City of Vernon, California. We subsequently settled the dispute during the fourth quarter of 2006 for $7.4 million.

Amortization Expense.  Amortization expense primarily includes the amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.

Amortization expense was $16.4 million, $17.5 million, and $10.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in amortization expense of $1.1 million for 2008 compared to 2007 related primarily to assets fully amortized in 2008. The increase of $7.5 million in amortization expense for 2007 compared to 2006 related primarily to the amortization of intangible assets which were acquired as part of the acquisitions made during 2007 and 2006.

Interest Expense.  Interest expense includes interest on borrowed amounts under our credit agreement, amortization of debt refinancing costs, and accretion of interest related to deferred purchase price obligations.

Interest expense was $20.1 million, $15.4 million and $4.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in 2008 over 2007 of $4.7 million related primarily to increase in average borrowings for the year. The increase of 2007 over 2006 of $10.5 million related primarily to increased average borrowings for the year and an increase in our effective borrowing rate. As described in the liquidity section below, we used the proceeds of these borrowings to finance certain acquisitions made during 2008 and 2007 and to repurchase shares of our common stock in June 2007.

During 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. See Item 7A.

For the years ended December 31, 2008, 2007 and 2006, our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement) was 6.5%, 6.6% and 6.4%, respectively.

Income Tax Expense.  The effective income tax rate for the years ended December 31, 2008, 2007 and 2006 was 43 percent. The difference between the federal statutory rate and our effective income tax rate was related primarily to state income taxes and certain expenses that are not deductible for tax purposes.

2009 Outlook

Our business is not immune to the severe challenges of the global markets and consequently management is taking a cautious approach to 2009 until there is stabilization in the capital markets and the economy. We are also undertaking several cost initiatives designed to protect profitability. Actions will include selective staffing reductions, holding base salaries constant and tighter control over discretionary spending.

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

The amounts in the following table are in thousands, except for per share data:

	Quarters Ended(1)
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Revenues:
Revenues before reimbursements	$174,475	$178,908	$189,385	$184,294	$179,693	$167,057	$169,650	$164,838
Reimbursements	19,526	19,184	22,023	22,845	23,595	23,790	19,983	18,452

Total revenues	194,001	198,092	211,408	207,139	203,288	190,847	189,633	183,290
Cost of services:
Cost of services before reimbursable expenses	107,027	110,083	113,852	113,073	109,544	104,405	105,849	101,234
Reimbursable expenses	19,526	19,184	22,023	22,845	23,595	23,790	19,983	18,452

Total costs of services	126,553	129,267	135,875	135,918	133,139	128,195	125,832	119,686
General and administrative expenses	34,877	41,417	41,071	38,013	37,203	35,680	34,144	34,403
Depreciation expense	4,426	4,330	4,381	4,165	4,274	4,189	3,995	3,721
Amortization expense	3,607	3,955	4,597	4,227	4,696	5,378	3,784	3,636
Other operating costs:
Separation and severance costs	—	—	—	—	2,663	3,348	—	1,277
Office consolidation	561	553	2,575	1,518	4,600	2,150	—	—
Gain on sale of property	—	—	—	—	—	(2,201)	—	—

Operating income	23,977	18,570	22,909	23,298	16,713	14,108	21,878	20,567
Interest expense	4,756	5,170	5,618	4,602	5,977	6,021	2,469	971
Interest income	(305)	(380)	(225)	(272)	(236)	(158)	(144)	(129)
Other expense, net	(92)	93	(68)	5	7	58	(117)	9

Income before income tax expense	19,618	13,687	17,584	18,963	10,965	8,187	19,670	19,716
Income tax expense	8,289	5,851	7,598	8,057	4,989	3,454	8,320	8,379

Net income	$11,329	$7,836	$9,986	$10,906	$5,976	$4,733	$11,350	$11,337

Net income per diluted share	$0.23	$0.16	$0.21	$0.23	$0.13	$0.10	$0.21	$0.20

Diluted shares	49,145	48,895	48,257	46,838	46,533	46,462	54,126	55,907

(1)	The sum of quarterly net income per diluted share does not equal annual amounts in 2007 because of rounding and changes in the weighted average number of shares.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, such as the ability of clients to terminate engagements without penalty, attaining certain contractual objectives, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by the other operating costs. In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt.

Human Capital Resources

Our human capital resources include consulting professionals and administrative and management personnel. As a result of both recruiting activities and business acquisitions, we have a diverse pool of consultants and administrative support staff with various skills and experience. Recent acquisitions have broadened our international presence.

The following tables shows the employee data for the periods presented:

	2008	2007	2006

Number of FTE consultants as of December 31,	1,931	1,944	1,871
Average number of FTE consultants for the year	1,926	1,962	1,759
Average utilization of consultants, based on industry standard of 1,850 hours	79%	77%	78%
Number of administrative and management personnel as of December 31,	577	525	502

The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the year.

In addition to the headcounts presented above, we hired project employees on a short-term basis or seasonal basis. We believe the practice of hiring these employees provides greater flexibility in adjusting consulting and administrative personnel levels in response to changes in demand for our professional services. The short-term or seasonal hires have been employed to supplement services on certain engagements or to provide additional administrative support to the consultants.

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

Liquidity and Capital Resources

We had $23.1 million in cash and cash equivalents at December 31, 2008 and $11.7 million at December 31, 2007. Our cash equivalents were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. As of December 31, 2008, we had total bank debt outstanding of $232.5 million under our credit agreement compared to $256.6 million as of December 31, 2007.

We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, we had DSO of 73 days at December 31, 2008 compared to 77 days at December 31, 2007. The improvement was attributable to strong cash collections at the end of 2008.

Operating Activities

For the year ended December 31, 2008, net cash provided by operating activities was $91.7 million, compared to $91.8 million and $87.9 million for the years ended December 31, 2007 and 2006, respectively. Net cash provided by operating activities during 2008 compared to 2007 decreased slightly due to a higher investment in working capital, partially offset by increased net income. The increase is working capital was mainly associated with separation and severance payments made in 2008, incentive loans (see the discussion of unsecured forgivable loans in Note 9 to the audited financial statements included elsewhere in this Form 10-K), which was partially offset by increased accounts receivable collections during 2008. The net cash provided by operating activities during 2007 compared to 2006 increased $3.9 million. The increase was related primarily to a lower investment in working capital, including increases in wages payable and accrued liabilities associated with 2007 separation and severance and real estate actions. This increase in net cash provided by operating activities in 2007 compared to 2006 was unfavorably impacted by lower net income associated with higher interest expense and other operating costs.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2008 was $65.6 million, compared to $93.4 million and $95.0 million for 2007 and 2006, respectively. The decrease in net cash used in investing activities for 2008 compared to 2007 mainly relates to a decrease in acquisitions and lower investment in technology and leasehold improvements, which was partially offset by proceeds from the sale of property in 2007. The slight decrease in net cash used in investing activities for 2007 compared to 2006 was primarily a result of proceeds from our sale of property in 2007.

Financing Activities

Net cash used in financing activities was $13.3 million in 2008, compared to net cash provided by financing activities of $1.3 million in 2007 and $3.4 million in 2006. During 2008, we had net repayments of bank borrowings of $13.7 million associated primarily with lower cash needs for investing activities. During 2007, we had net cash proceeds from bank borrowings of $219.4 million which were used primarily to fund a $218.4 million purchase of shares of our stock. In June 2007, we completed our modified “Dutch Auction” tender offer and purchased 10.6 million shares of our common stock at a purchase price of $20.50 per share. We also recorded management and agent fees related to the tender offer as part of the costs of the purchase of our common stock.

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

At our option, borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based at a variable rate equal to applicable base rate or London interbank offered rate (“LIBOR”), in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of December 31, 2008 the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.0%, respectively. As of December 31, 2008, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the years ended December 31, 2008 and 2007, our average borrowing rate under the Credit Agreement (including the impact of our interest rate swap agreement) was 6.5% and 6.6%, respectively. As of December 31, 2008 we had $256.7 million available to borrow under our Credit Agreement.

The Credit Agreement also includes certain financial covenants, including covenants that require us to maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) not less than 2.0:1. At December 31, 2008, under the definitions in the Credit Agreement, our consolidated leverage ratio was 1.8 and our consolidated fixed charge coverage ratio was 3.8. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of December 31, 2008 and 2007.

As of December 31, 2008, we had aggregate borrowings of $232.5 million compared to $256.6 million as of December 31, 2007. We had $221.6 million outstanding under the Term Loan Facility as of December 31, 2008. Included in the aggregate borrowings, we had $10.9 million and $32.7 million at December 31, 2008 and December 31, 2007, respectively, of UK Pounds Sterling borrowings under our line of credit. Such amounts are used to fund operations in the United Kingdom.

As of December 31, 2008, we had total commitments of $390.1 million, which was comprised of $23.2 million in deferred business acquisition obligations, payable in cash and common stock, software license agreements of $2.5 million, notes payable of $4.2 million, debt of $232.5 million, and $127.8 million in lease commitments. As of December 31, 2008, we had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of December 31, 2008 and the scheduled years of payments due by period (shown in thousands):

Contractual Obligations	Total	2009	2010 to 2011	2012 to 2013	Thereafter

Deferred purchase price obligations	$23,161	$11,884	$11,277	$—	$—
Software license agreements	2,472	984	1,488	—	—
Notes payable	4,173	4,173	—	—	—
Line of credit	10,854	—	—	10,854	—
Term loan	221,625	2,250	34,875	184,500	—
Lease commitments	127,818	28,227	46,954	28,310	24,327

	$390,103	$47,518	$94,594	$223,664	$24,327

During 2007, we began to eliminate duplicate facilities, consolidate and close certain offices. Of the $127.8 million of lease commitments as of December 31, 2008, $14.3 million of the lease commitments related to offices we have abandoned or reduced excess space within, which are available for sublease. Such sublease income, if any, would offset the cash outlays.

We adopted FIN 48 as of January 1, 2007. As of the date of the adoption, we had approximately $2.2 million of total gross unrecognized tax benefits which, if recognized, would affect the effective income tax rate in future periods. During 2008 and 2007, we reduced our reserve for uncertain tax positions related to such unrecognized tax benefits by approximately $0.2 million and $1.2 million, respectively, due to the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for the years with uncertain positions. As such, we had approximately $0.8 million of total gross unrecognized tax benefits which, if recognized, would affect the effective income tax rate in future periods. In the next twelve months, we expect to reduce the reserve for uncertain tax positions by approximately $0.2 million due to settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for years with uncertain tax positions.

We believe that our current cash and cash equivalents, future cash flows from operations and our Credit Agreement will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event we make significant cash expenditures in the future for major acquisitions or other non-operating activities, we might need additional debt or equity financing, as appropriate. Additionally, our

Credit Agreement is with a syndicate of several banks. These banks could be negatively impacted by the recent disruptions in the financial markets.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future impact on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risks relates to changes in interest rates and foreign currencies. The interest rate risk is associated with our borrowings under the line of credit, and our investment portfolio, classified as cash equivalents. Our general investment policy is to limit the risk of principal loss by limiting market and credit risks. The foreign currency risk is associated with our operations in foreign countries.

At December 31, 2008, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the year ended December 31, 2008. As of December 31, 2008, we had a $9.6 million liability related to this interest rate derivative and recorded a $2.0 million unrealized loss, net of a tax benefit of $1.6 million, to accumulated other comprehensive income during 2008.

Other than our previously disclosed contractual obligations of $390.1 million and the $165.0 million interest rate swap agreement, we did not have, at December 31, 2008, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.

Our market risk associated with the Credit Agreement relates to changes in interest rates. As of December 31, 2008, borrowings under the Credit Agreement bear interest, in general, based at a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the Credit Agreement at December 31, 2008, each quarter point change in market interest rates would result in approximately a $0.2 million change in annual interest expense, after considering the impact of our interest rate swap agreement.

We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2008, we had net assets of approximately $84.2 million with a functional currency of the UK Pounds Sterling and $32.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At December 31, 2008, we had net assets denominated in the non functional currency of approximately $5.1 million. As such, a ten percent change in the value of the local currency would result in a $0.5 million currency gain or loss in our results of operations.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements are in this report as pages F-1 through F-37. An index to such information appears on page F-1.

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

Our management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. In the course of its evaluation, management concluded that we maintained effective control over financial reporting as of December 31, 2008.

KPMG LLP, the registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

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

We have audited Navigant Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and the financial statement schedule as listed in the accompanying index, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/  KPMG LLP

Chicago, Illinois
February 25, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on May 6, 2009, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2008.

Item 11.	Executive Compensation.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on May 6, 2009, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on May 6, 2009, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2008.

Information required with respect to the securities authorized for issuance under our equity compensation plans, including plans that have previously been approved by our stockholders and plans that have not previously been approved by our stockholders, will be set forth in our definitive proxy statement for our annual meeting of stockholders scheduled to be held on May 6, 2009, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on May 6, 2009, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on May 6, 2009, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of our year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

a.	Exhibits:

Exhibit
No.		Description

2.1		Purchase and Sale Agreement dated as of April 18, 2008 among Navigant Consulting, Inc., Chicago Partners, L.L.C. and certain members of Chicago Partners, L.L.C. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted but will be provided supplementally to the Commission upon request.) (Incorporated by reference from our Current Report on Form 8-K dated April 24, 2008).
3.1		Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.)
3.2		Amendment No. 1 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.)
3.3		Amendment No. 2 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Form 8-A12B filed with the SEC on July 20, 1999.)
3.4		Amendment No. 3 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.)
3.5		Amended and Restated By laws of the Company as of July 25, 2007 (Incorporated by reference from our Current Report on Form 8-K dated July 25, 2007.)
4.1		Rights Agreement dated as of December 15, 1999 between Navigant Consulting, Inc. and American Stock Transfer & Trust Company, as Rights Agent, (which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C) (Incorporated by reference from our Current Report on Form 8-K dated December 17, 1999.)
4.2		Substitution of Successor Rights Agent and Amendment No. 1 to Rights Agreement dated as of June 1, 2005 between Navigant Consulting, Inc. and LaSalle Bank, as Successor Rights Agent (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005.)
10	.1†	Long-Term Incentive Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000.)
10	.2†	2005 Long-Term Incentive Plan of Navigant Consulting, Inc., as amended (Incorporated by reference from our Definitive Notice and Proxy Statement dated March 28, 2007.)
10	.3†	First Amendment of the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference from our Current Report on Form 8-K dated April 24, 2008).
10	.4†	2001 Supplemental Equity Incentive Plan of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.)
10	.5†	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan Third, effective as of April 16, 2007 (Incorporated by reference from our Current Report on Form 8-K dated April 17, 2007.)

Exhibit
No.		Description

10	.6†	Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.)
10	.7†	Amendment No. 1 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998.)
10	.8†	Amendment No. 2 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998.)
10	.9†	Amendment No. 3 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999.)
10	.10†	Amendment No. 4 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999.)
10	.11†	Amendment No. 5 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000.)
10	.12†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (Incorporated by reference from our Definitive Notice and Proxy Statement dated March 27, 2006.)
10	.13†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.14†	Form of Restricted Stock Award Agreement. (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.15†	Form Non-Qualified Stock Option Award. (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.16†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan. (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.17†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.18†	Amended and Restated Employment Agreement between William M. Goodyear and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.19†	Amended and Restated Employment Agreement between Julie M. Howard and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.20†	Amended and Restated Employment Agreement between David E. Wartner and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.21†	Employment Agreement dated July 24, 2006 between Navigant Consulting, Inc. and Richard X. Fischer. (Incorporated by reference from our Current Report on Form 8-K dated July 20, 2006.)
10	.22†	Employment Agreement dated as of July 25, 2007 between the Company and Scott J. Krenz. (Incorporated by reference from our Current Report on Form 8-K dated August 6, 2007.)
10	.23†	Employment Agreement dated as of November 10, 2008 between the Company and Thomas A. Nardi. (Incorporated by reference from our Current Report on Form 8-K dated October 31, 2008.)
10	.24†	First Amendment to Employment Agreement between Thomas A. Nardi and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.25†	Sign-On Incentive Recovery Agreement dated as of November 10, 2008 between the Company and Thomas A. Nardi. (Incorporated by reference from our Current Report on Form 8-K dated October 31, 2008.)
10	.26†	Employment Agreement dated as of November 3, 2008 between the Company and Monica M. Weed. (Incorporated by reference from our Current Report on Form 8-K dated October 22, 2008.)

Exhibit
No.		Description

10	.27†	First Amendment to Employment Agreement between Monica M. Weed and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.28†	Sign-On Incentive Recovery Agreement dated as of September 24, 2008 between the Company and Monica M. Weed. (Incorporated by reference from our Current Report on Form 8-K dated October 22, 2008.)
10.29		Fourth Amended and Restated Credit Agreement among Navigant Consulting, Inc., the foreign borrowers identified therein, certain subsidiaries of Navigant Consulting, Inc. identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent and the other lenders party thereto (Incorporated by reference from our Current Report on Form 8-K dated May 31, 2007).
21	.1*	Significant Subsidiaries of Navigant Consulting, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification of Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Indicates filed herewith.

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/s/ DAVID E. WARTNER David E. Wartner	Vice President and Controller (Principal Accounting Officer)	February 25, 2009

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	February 25, 2009

/s/ PETER B. POND Peter B. Pond	Director	February 25, 2009

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 25, 2009

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	February 25, 2009

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 25, 2009

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. (the “Company”) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
February 25, 2009

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$23,134	$11,656
Accounts receivable, net	170,464	189,616
Prepaid expenses and other current assets	13,455	11,827
Deferred income tax assets	21,494	15,460

Total current assets	228,547	228,559
Property and equipment, net	45,151	54,687
Intangible assets, net	38,108	57,755
Goodwill	463,058	430,768
Other assets	17,529	6,928

Total assets	$792,393	$778,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,511	$7,547
Accrued liabilities	10,086	9,771
Accrued compensation-related costs	72,701	62,150
Income taxes payable	1,371	5,904
Notes payable	4,173	6,348
Term loan — current	2,250	2,250
Other current liabilities	31,467	32,549

Total current liabilities	130,559	126,519

Non-current liabilities
Deferred income tax liabilities	28,511	29,756
Notes payable	—	5,348
Other non-current liabilities	37,336	19,955
Term loan non-current	219,375	221,625
Bank debt non-current	10,854	32,741

Total non-current liabilities	296,076	309,425

Total liabilities	426,635	435,944

Stockholders’ equity:
Preferred stock, $.001 par value per share; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value per share; 150,000 shares authorized; 47,319 and 45,800 shares issued and outstanding at December 31, 2008 and 2007	59	58
Additional paid-in capital	555,737	546,870
Deferred stock issuance, net	985	2,847
Treasury stock	(231,071)	(242,302)
Retained earnings	69,239	29,182
Accumulated other comprehensive income (loss)	(29,191)	6,098

Total stockholders’ equity	365,758	342,753

Total liabilities and stockholders’ equity	$792,393	$778,697

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues before reimbursements	$727,062	$681,238	$605,105
Reimbursements	83,578	85,820	76,640

Total revenues	810,640	767,058	681,745
Cost of services before reimbursable expenses	444,035	421,032	349,103
Reimbursable expenses	83,578	85,820	76,640

Total costs of services	527,613	506,852	425,743
General and administrative expenses	155,378	141,430	127,579
Depreciation expense	17,302	16,179	13,400
Amortization expense	16,386	17,494	9,959
Other operating costs:
Separation and severance costs	—	7,288	—
Office consolidation	5,207	6,750	—
Gain on sale of property	—	(2,201)	—
Litigation charge	—	—	7,400

Operating income	88,754	73,266	97,664
Interest expense	20,146	15,438	4,915
Interest income	(1,182)	(667)	(402)
Other income, net	(62)	(43)	(209)

Income before income tax expense	69,852	58,538	93,360
Income tax expense	29,795	25,142	40,386

Net income	$40,057	$33,396	$52,974

Basic income per share	$0.86	$0.67	$1.00
Shares used in computing income per basic share	46,601	49,511	52,990
Diluted income per share	$0.83	$0.66	$0.97
Shares used in computing income per diluted share	48,285	50,757	54,703

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common				Accumulated	Retained	Total
	Common	Treasury	Stock	Additional	Deferred	Treasury	Other	Earnings	Stock
	Stock	Stock	Par	Paid-In	Stock	Stock	Comprehensive	(Accumulated	-holders’
	Shares	Shares	Value	Capital	Issuance	Cost	Income (Loss)	Deficit)	Equity
	(In thousands)

Balance at December 31, 2005	54,668	(4,067)	$55	$479,826	$16,473	$(60,424)	$(68)	$(51,414)	$384,448
Cumulative effect of accounting change of SAB No. 108	—	—	—	—	—	—	—	(5,774)	(5,774)
Comprehensive income	—	—	—	—	—	—	3,242	52,974	56,216
Issuances of common stock related to business combinations	—	1,486	—	7,581	(10,566)	20,949	—	—	17,964
Deferred purchase price commitments to issue stock	—	—	—	—	1,314	—	—	—	1,314
Other issuances of common stock	754	53	—	8,320	—	812	—	—	9,132
Tax benefit on stock options exercised and restricted stock vested	—	—	—	4,327	—	—	—	—	4,327
Issuances of restricted stock, net of forfeitures	987	—	1	6,437	(6,438)	—	—	—	—
Grants of restricted stock awards	—	—	—	656	5,462	—	—	—	6,118
Share-based compensation	—	—	—	11,926	905	—	—	—	12,831

Balance at December 31, 2006	56,409	(2,528)	$56	$519,073	$7,150	$(38,663)	$3,174	$(4,214)	$486,576
Comprehensive income	—	—	—	—	—	—	2,924	33,396	36,320
Issuances of common stock related to business combinations		830	—	(1,472)	(4,006)	15,064	—	—	9,586
Other issuances of common stock	702	16	—	7,861	—	245	—	—	8,106
Tax benefit on stock options exercised and restricted stock vested	—	—	—	1,633	—	—	—	—	1,633
Issuances of restricted stock, net of forfeitures	995	—	2	4,829	(6,103)	—	—	—	(1,272)
Grants of restricted stock awards	—	—	—	221	5,546	—	—	—	5,767
Share-based compensation expense	—	—	—	14,725	260	—	—	—	14,985
Repurchases of common stock	—	(10,624)	—	—	—	(218,948)	—	—	(218,948)

Balance at December 31, 2007	58,106	(12,306)	$58	$546,870	$2,847	$(242,302)	$6,098	$29,182	$342,753
Comprehensive income		—	—	—	—	—	(35,289)	40,057	4,768
Issuances of common stock related to business combinations	—	558	—	(2,003)	(1,853)	10,989	—	—	7,133
Fair value adjustment of shares issued in acquisitions	—	—	—	(6,844)	—	—	—	—	(6,844)
Other issuances of common stock	548	12	1	6,407	—	242	—	—	6,650
Tax benefits on stock options exercised and restricted stock vested, net of deficiencies	—	—	—	567	—	—	—	—	567
Issuance of restricted stock, net of forfeitures	401	—	—	(1,350)	—	—	—	—	(1,350)
Share-based compensation expense	—	—	—	12,090	(9)	—	—	—	12,081

Balance at December 31, 2008	59,055	(11,736)	$59	$555,737	$985	$(231,071)	$(29,191)	$69,239	$365,758

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$40,057	$33,396	$52,974
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	17,302	16,179	13,400
Depreciation expense-office consolidation	2,534	—	—
Amortization expense	16,386	17,494	9,959
Share-based compensation expense	11,839	15,410	13,661
Accretion of interest expense	996	794	780
Deferred income taxes	(4,461)	(982)	3,444
Allowance for doubtful accounts receivable	20,292	9,518	10,015
Gain on sale of property, net	—	(2,201)	—
Other, net	—	934	62
Changes in assets and liabilities:
Accounts receivable	4,280	(19,627)	(20,462)
Prepaid expenses and other assets	(12,708)	(3,139)	(751)
Accounts payable	1,442	(5,620)	(932)
Accrued liabilities	(159)	3,004	(3,182)
Accrued compensation-related costs	5,268	15,375	7,223
Income taxes payable	(2,621)	(2,395)	(2,421)
Other current liabilities	(8,744)	13,703	4,142

Net cash provided by operating activities	91,703	91,843	87,912

Cash flows from investing activities:
Purchases of property and equipment	(7,398)	(24,080)	(23,771)
Acquisitions of businesses, net of cash acquired	(54,222)	(65,250)	(56,326)
Payments of acquisition liabilities	(3,154)	(4,518)	(13,365)
Proceeds from sale of property	—	4,088	—
Other, net	(865)	(3,682)	(1,571)

Net cash used in investing activities	(65,639)	(93,442)	(95,033)

Cash flows from financing activities:
Issuances of common stock	6,650	7,512	9,132
Payments of notes payable	(5,976)	(6,978)	—
Repayments to banks, net of borrowings	(11,456)	(2,105)	(10,495)
Payments of bank borrowings assumed from business acquisitions	—	(2,420)	—
Term loan proceeds	—	225,000	—
Payments of term loan installments	(2,250)	(1,125)	—
Repurchases of common stock	—	(218,429)	—
Other, net	(283)	(179)	4,738

Net cash (used in) provided by financing activities	(13,315)	1,276	3,375

Effect of exchange rate changes on cash	(1,271)	234	620

Net increase (decrease) in cash and cash equivalents	11,478	(89)	(3,126)
Cash and cash equivalents at beginning of the year	11,656	11,745	14,871

Cash and cash equivalents at end of the year	$23,134	$11,656	$11,745

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

We are an independent specialty consulting firm combining deep industry expertise and integrated solutions to assist companies and their legal counsel in addressing the challenges of uncertainty and risk, and leveraging opportunities for overall business model improvement. Professional services include dispute, investigative, financial, operational and business advisory, risk management and regulatory advisory, strategy, economic analysis and transaction advisory solutions. We provide our services. to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

We are headquartered in Chicago, Illinois and have offices in various cities within the United States, as well as offices in Canada, Asia, and the United Kingdom. Our non U.S. subsidiaries, in the aggregate, represented approximately 17 percent of our total revenues in 2008, approximately 14 percent in 2007 and less than 9 percent in 2006.

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

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation including the reclassification of the effect of exchange rate changes on cash of $234,000 and $620,000 to a separate line on the Consolidated Statements of Cash Flows from cash used in investing activities for the years ended December 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash equivalents are comprised of liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2008 and 2007 based upon the short-term nature of the assets and liabilities. As noted below, we maintain an interest rate derivative which is recorded at fair value.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for furniture, fixtures and equipment, and three years for software. Amortization of leasehold improvements is computed over the shorter of the remaining lease term or the estimated useful life of the asset which is up to ten years.

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

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the purchase method of accounting. We test goodwill assets annually for impairment. This annual test is performed in the second quarter of each year by comparing the financial statement carrying value of each reporting unit to its fair value. We also review long-lived assets, including identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment testing and review may be impacted by, among other things, our expected operating performance, ability to retain key personnel, changes in operating segments and competitive environment.

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

In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is not amortized. Goodwill is subject to an impairment test annually and more frequently if events and circumstances indicate that goodwill may be impaired. The impairment test is performed using a two step, fair-value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in SFAS 142 which equates to our reporting segments.

We perform our annual test in the second quarter of each year. As discussed, in accordance with SFAS 142, we determined the fair value of each reporting unit. This test required us to estimate future cash flows and termination value. The fair value estimate also depended on interest rate, debt, and working capital

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. Estimates can also be impacted by, among other things, expected performance, market valuation of comparable companies, ability to retain key personnel, changes in operating segments and competitive environment. Based on these results we did not recognize any impairment of goodwill and, as such, did not complete step two of the impairment test.

During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets. The estimated fair value of the North American Business Consulting reporting unit and the North American Disputes and Investigations reporting unit were significantly in excess of their net asset carrying value by approximately 50% and 40%, respectively. The estimated fair value of the International Consulting Operations reporting unit exceeded its net asset carrying value by approximately 20%. Given the International Consulting Operations segment’s lower size and higher expected growth rates, this excess may be more volatile. The Economic Consulting Services reporting unit was acquired concurrent with the annual test and thus its estimated value approximated the carrying value of its net assets.

We subsequently considered in each of the remaining two quarters of 2008 whether or not the fair value of each of the reporting units could have fallen below its carrying value. We considered the elements outlined in SFAS 142 and other factors including, but not limited to, changes in the business climate in which we operate, recent disruptions in the financial markets, our market capitalization in excess of our book value, our recent operating performance, the operating performance of the Economic Consulting Services reporting unit relative to our expectations at the time of acquisition, and our annual budget for 2009. As a result of this review we determined that no such event or condition existed that would cause us to perform an interim goodwill impairment test prior to our next annual test date. However, we continue to monitor these factors and we may be required to perform an additional impairment test in future periods if our operating performance or the overall economic conditions continue to deteriorate.

Our intangible assets are subject to changes in estimated fair market values which are determined in part based on our operating performance and expectations for the future. Our test for goodwill impairment is based on the estimated fair value of our reporting units. The estimated fair value of our reporting units is subject to, among other things, changes in our estimated business future growth rate, profit margin, long term outlook and weighted average cost of capital. Our International Consulting Operations and Economic Consulting Services segments are most sensitive to those changes as the excess of their fair value over their asset carrying value is generally lower. Additionally, our long term assets are subject to changes in events or circumstances that could impact their carrying value. A decline in the estimated fair value of our reporting units or other long term assets could result in an impairment charge.

Revenue Recognition

We recognize revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present. Usually we account for the fees as one unit of accounting as we do not have fair value evidence for individual tasks or milestones. There are also client engagements where we are paid a fixed amount for our services. The recording of these fixed revenue amounts requires us to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable, or (iii) the straight-line method over the term of the arrangement. From time to time, we also earn incremental revenues. These incremental revenue amounts are generally contingent on a specific event, and the incremental revenues are recognized when the contingencies are resolved. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

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

Income Taxes

Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record interest and penalties as a component of our income tax provision. Such amounts were not material during 2008, 2007 or 2006.

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and related disclosures. The adoption of FIN 48 did not have a material impact on our recognition or measurement of uncertain tax positions.

Treasury Stock

Treasury stock transactions are recorded at cost.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Derivative

We maintain an interest rate swap that is designated as a cash flow hedge to manage the market risk from changes in interest rates on a portion of our variable rate term loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income. Such instruments are recorded at fair value, and at December 31, 2008, the net fair value approximated a liability of $9.6 million which was included in other non-current liabilities. Changes in fair value, as calculated in accordance with Statement No. 157, “Fair Value Measurements” (“SFAS 157”), are recorded in other comprehensive income (see Note 11) only to the extent of effectiveness. Any ineffectiveness on the instrument would be recognized in the consolidated statements of income. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense. During 2008, we recorded no gain or loss due to ineffectiveness and recorded $3.0 million in interest expense associated with differentials paid under the instrument. Based on the net fair value at December 31, 2008, we expect approximately $6.4 million will impact earnings in 2009.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and unrealized net loss on the interest rate derivative. It is presented in the consolidated statements of stockholders’ equity.

3.	ACQUISITIONS

2008 Acquisitions

On December 31, 2008, we acquired the assets of The Bard Group, LLC (“Bard”) for $7.2 million, which consisted of $4.6 million in cash and $0.6 million of our common stock paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of closing. The common stock and deferred cash payments were recorded at fair value at closing for $0.5 million and $1.9 million, respectively. We acquired assets of $0.7 million and assumed liabilities of $0.7 million. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.4 million in goodwill. Bard provided physician leadership and performance improvement services in the healthcare industry. We acquired Bard to enhance our healthcare practice in the area of providing integration strategy, service line development, and performance excellence. Bard was comprised of 25 consulting professionals located in Boston, Massachusetts at the time of acquisition and is included in North American Business Consulting Services segment.

On May 1, 2008, we acquired the assets of Chicago Partners, LLC (“Chicago Partners”) for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million, the first of which was paid on the six month anniversary of the closing and the remaining three of which will be paid on each of the first, second and third year anniversaries of the closing. We acquired assets of $16.7 million, including $15.8 million in accounts receivable, net of an allowance for doubtful accounts, and assumed liabilities of $7.0 million. We paid $0.5 million in acquisition-related costs. We recorded $2.3 million of liabilities for obligations related to lease exit costs for office space assumed in

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquisition. The obligation recorded for real estate lease exit costs is based on foregone rent payments for the remainder of the lease term less assumed sublease income. As of December 31, 2008, we have not secured subtenants to occupy the office space assumed in the acquisition. As part of the original purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.1 million in goodwill. The purchase agreement provided for an adjustment of the purchase price for the difference in net assets acquired compared to the target net assets. The purchase price paid in cash at closing was funded under our credit facility.

We may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75 percent in cash and 25 percent in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. As of December 31, 2008, we recorded a liability for additional purchase price payments of approximately $3.0 million associated with additional purchase consideration earned during 2008.

We acquired Chicago Partners to expand our product offerings to our clients. Chicago Partners provides economic and financial analyses of legal and business issues principally for law firms, corporations and government agencies. Chicago Partners had approximately 90 consultants at the time of acquisition. Chicago Partners is managed and resources are allocated based on its results and as such, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operates under a fourth operating segment referred to as “Economic Consulting Services.”

The allocation of purchase price for these acquisitions is materially complete; however, certain identifiable intangible assets valuations have not been finalized. The Company expects to finalize these items by the end of the first quarter of 2009.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We acquired other businesses during the year ended December 31, 2007 for an aggregate purchase price of approximately $8.1 million. As part of the purchase price allocations for these acquisitions, we recorded $3.9 million in identifiable intangible assets and $4.9 million in goodwill, which included $1.5 million of deferred income taxes. These acquisitions included 25 consulting professionals, most of whom were located in Canada.

2006 Acquisitions

On March 23, 2006, we acquired Precept Programme Management Limited (“Precept”) for $54.7 million, which consisted of $38.4 million in cash and $12.0 million of our common stock paid at closing, and a $4.3 million note payable due March 2008. We acquired assets of $11.3 million, including cash of $5.6 million, and assumed liabilities totaling $4.8 million from the Precept acquisition. The common stock issued at closing was recorded at fair value for $9.5 million. We did a purchase price allocation and recorded $41.1 million in goodwill and $12.8 million in identifiable intangible assets as part of the purchase price allocation. Precept was a leading independent dispute advisory and program management consulting firm in the United Kingdom, with particular expertise in the construction industry. We acquired Precept, which included approximately 35 consulting professionals at the time of acquisition, to strengthen our presence in the United Kingdom. Precept was included in the International Consulting Operations segment.

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

Accounting for Acquisitions

All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in our consolidated financial statements since the dates of the acquisition.

Pro Forma Information

The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the 2007 and 2008 acquisitions noted above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the Year Ended
	December 31,
	2008	2007

Total revenues	$828,324	$838,480
Net income	$41,371	$33,559
Basic net income per share	$0.86	$0.66
Diluted net income per share	$0.84	$0.64

4.	SEGMENT INFORMATION

We manage our business in four segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of Chicago Partners on May 1, 2008 (see Acquisitions). These segments are generally defined by the nature of their services and geography. The business is managed and resources are allocated on the basis of the four operating segments.

The North American Dispute and Investigative Services segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery, and regulatory compliance. The clients of this segment are principally law firms, corporate general counsels, and corporate boards.

The North American Business Consulting Services segment provides strategic, operational, financial, regulatory and technical management consulting services to clients. Services are sold principally through vertical industry practices such as energy, healthcare, financial and insurance. The clients are principally “C” suite and corporate management, government entities, and law firms.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The International Consulting Operations segment provides a mix of dispute and business consulting services to clients predominately outside North America with headquarters in London, England.

The Economic Consulting Services segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and government agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, forensic accounting, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation, and securities litigation.

In accordance with the disclosure requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we identified the above four operating segments as reportable segments.

Information on the segment operations for the years ended December 31, 2008, 2007 and 2006 have been summarized as follows (shown in thousands):

	2008	2007	2006

Total revenues:
North American Dispute and Investigative Services	$338,230	$324,734	$296,066
North American Business Consulting Services	355,991	379,152	356,452
International Consulting Operations	79,526	63,172	29,227
Economic Consulting Services	36,893	—	—

Total revenues	$810,640	$767,058	$681,745

Segment operating profit:
North American Dispute and Investigative Services	$131,440	$126,529	$128,858
North American Business Consulting Services	127,065	123,764	123,669
International Consulting Operations	23,251	22,160	13,740
Economic Consulting Services	14,121	—	—

Total combined segment operating profit	295,877	272,453	266,267

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	155,378	141,430	127,579
Depreciation expense	17,302	16,179	13,400
Amortization expense	16,386	17,494	9,959
Long term compensation expense related to consulting personnel (including share based compensation)	12,850	12,247	10,265
Other operating expenses	5,207	11,837	7,400
Other expense, net	18,902	14,728	4,304

Total unallocated expenses, net	226,025	213,915	172,907

Income before income tax expense	$69,852	$58,538	$93,360

We recorded other operating costs of $5.2 million, $11.8 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively (see Note 13 for a description of such costs), which were not allocated to segment operating costs.

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

Total assets by segment were as follows (shown in thousands):

	December 31,
	2008	2007

North American Dispute and Investigative Services	$287,225	$325,426
North American Business Consulting Services	236,419	246,656
International Consulting Operations	73,897	106,058
Economic Consulting Services	74,089	—
Unallocated assets	120,763	100,557

Total assets	$792,393	$778,697

Geographic data

Total revenue and assets by geographic region were as follows (shown in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Total revenue:
United States	$676,610	$658,325	$619,899
United Kingdom	93,567	79,831	36,064
All other	40,463	28,902	25,782

Total	$810,640	$767,058	$681,745

	December 31,	December 31,
	2008	2007

Total assets:
United States	$639,048	$569,406
United Kingdom	110,966	163,562
All other	42,379	45,729

Total	$792,393	$778,697

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2008	2007

Goodwill	$468,483	$436,193
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	463,058	430,768
Intangible assets:
Customer lists and relationships	58,834	65,705
Non-compete agreements	18,878	21,082
Other	17,470	16,840

Intangible assets, at cost	95,182	103,627
Less: accumulated amortization	(57,074)	(45,872)

Intangible assets, net	38,108	57,755

Goodwill and intangible assets, net	$501,166	$488,523

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

As prescribed by SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” we review our intangible asset values on a periodic basis. We had $38.1 million in intangible assets, net of accumulated amortization as of December 31, 2008. Of the $38.1 million balance, $28.0 million related to customer lists and relationships, $5.4 million related to non-compete agreements and $4.7 million related to other intangible assets. As of December 31, 2008, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 4.7 years, 2.8 years and 3.7 years, respectively. We have reviewed the estimated period of consumption for our intangible assets. As of December 31, 2008, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At December 31, 2008, the weighted average remaining life for our intangible assets in total was 4.3 years.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in carrying values of goodwill and intangible assets (shown in thousands) during the years ended December 31, 2008 and December 31, 2007 are as follows:

	2008	2007

Balance as of the beginning of the period — Goodwill, net	$430,768	$359,705
Goodwill acquired during the period	69,801	66,059
Adjustments to goodwill	(6,905)	—
Foreign currency translation — goodwill	(30,606)	5,004

Balance as of the end of the period — Total	$463,058	$430,768

Balance as of the beginning of the period — Intangible assets, net	$57,755	$38,416
Intangible assets acquired during the period	5,894	34,388
Foreign currency translation — intangible assets, net	(9,155)	2,445
Less — amortization expense	(16,386)	(17,494)

Balance as of the end of the period — Total	$38,108	$57,755

For the businesses acquired during the year ended December 31, 2008, we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, backlog revenue, and trade names.

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

As of December 31, 2008, goodwill and intangible assets, net of amortization, was $214.4 million for our North American Dispute and Investigative Services segment, $171.4 million for our North American Business Consulting Services segment, $55.8 million for our International Consulting Operations segment and $59.5 million for our Economics Consulting Operations segment. As of December 31, 2007, goodwill and intangible assets, net of amortization, was $236.4 million for our North American Dispute and Investigative Services segment, $168.6 million for our North American Business Consulting Services segment and $83.5 million for our International Consulting Operations segment.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for 2008 was $16.4 million, compared with $17.5 million and $10.0 million for 2007 and 2006, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2008 (shown in thousands):

Year Ending December 31,	Amount

2009	$13,091
2010	8,861
2011	7,365
2012	4,146
2013	3,336
Thereafter	1,309

Total	$38,108

We have intangible assets that are expected to be fully amortized at various dates through 2015.

6.	NET INCOME PER SHARE (EPS)

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

For the years ended December 31, 2008, 2007 and 2006, the components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	2008	2007	2006

Common shares outstanding	46,522	49,236	52,561
Business combination obligations payable in a fixed number of shares	79	275	429

Basic shares	46,601	49,511	52,990
Employee stock options	446	577	728
Restricted shares and stock units	375	439	558
Business combination obligations payable in a fixed dollar amount of shares	846	132	252
Contingently issuable shares	17	98	175

Diluted shares	48,285	50,757	54,703

For the years ended December 31, 2008, 2007 and 2006, we had outstanding stock options of approximately 394,000, 402,000 and 319,000, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

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

In accordance with SFAS No. 128, “Earnings per Share,” we use the treasury stock method to calculate the dilutive effect of our common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers excess tax benefits or tax deficiencies that reduce or increase the dilutive effect of such shares being issued. The excess tax benefits or deficiencies are based on the difference between the market price of our common stock on the date the equity award is exercised or vested and the cumulative compensation cost of the stock options, restricted shares and restricted stock units. These excess tax benefits are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and, as a component of financing cash flows in the accompanying consolidated statements of cash flows.

7.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2008

As part of the acquisitions consummated during 2008, we issued 384,000 shares of our common stock valued at $6.2 million, in aggregate. During the year ended December 31, 2008, we issued 174,000 shares of our common stock in connection with deferred purchase price obligations relating to prior year acquisitions.

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

As part of the acquisitions consummated during 2007, we issued 500,000 shares of our common stock valued at $7.8 million, in aggregate. During the year ended December 31, 2007, we issued 330,000 shares of our common stock in connection with deferred purchase price obligations relating to prior year acquisitions.

For the year ended December 31, 2006

As part of the acquisitions consummated during 2006, we issued 813,000 shares of our common stock valued at $17.5 million, in aggregate. During the year ended December 31, 2006, we issued 673,000 shares of our common stock in connection with deferred purchase price obligations relating to prior year acquisitions.

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

Stockholder Rights Plan

On December 15, 1999, our board of directors adopted a stockholders rights plan and declared a dividend distribution of one right for each outstanding share of common stock, to stockholders of record at the close of business on December 27, 1999. The description and terms of those rights are set forth in a rights agreement between us and Bank of America (formerly LaSalle Bank), as successor rights agent. Each right will entitle its holder, under certain circumstances described in the rights agreement, to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, $.001 par value, at an exercise price of $75 per right, subject to adjustment. The rights are not exercisable until the distribution date (as defined in our rights agreement) and will expire at the close of business on December 15, 2009, unless earlier redeemed or exchanged by us.

Other Information

We did not have any preferred stock transactions during the years ended December 31, 2008, 2007 or 2006.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Outstanding

As of December 31, 2008, we had 1.7 million restricted stock and equivalent units outstanding at a weighted average measurement price of $19.00 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.

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

On March 13, 2007 and April 30, 2007, we issued a total of 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. The compensation associated with these awards is being recognized over the probable period in which the restricted stock awards will vest. We review the likelihood of required performance achievements on a periodic basis and adjust compensation expense on a prospective basis to reflect any change in estimate to properly reflect compensation expense over the remaining balance of the service or performance period. As of December 31, 2008, approximately 0.9 million of these restricted stock awards remain outstanding and no shares have vested.

During the fourth quarter 2008, based on operating performance, we changed our estimate and lengthened the amount of time expected for performance achievement of 20 percent of the awards outstanding. During the fourth quarter 2008, the compensation committee of the board of directors approved a 20 percent accelerated vest to occur in March 2009 based on adjusted performance target achievement. As such, compensation expense was adjusted prospectively to reflect these changes. Compensation for the remaining 60 percent restricted stock awards outstanding will commence once the explicit performance period begins or the intrinsic service period starts.

Except for the awards issued in connection with the annual bonus incentive compensation and the key leader incentive program, the remaining awards outstanding at December 31, 2008 vest over four years, generally in 25 percent annual installments from the grant date.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock activity for the years ended December 31,

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Measurement	of Shares	Measurement	of Shares	Measurement
	(000s)	Date Price	(000s)	Date Price	(000s)	Date Price

Restricted stock and equivalents outstanding at beginning of year	2,264	$19.45	1,963	$19.07	1,562	$16.45
Granted	172	17.72	1,986	18.71	1,602	19.73
Vested	(479)	20.02	(1,054)	17.50	(985)	15.79
Forfeited	(279)	19.43	(631)	19.20	(216)	19.33

Restricted stock and equivalents outstanding at end of year	1,678	$19.00	2,264	$19.45	1,963	$19.07

As of December 31, 2008, we had $17.6 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately four years. During the first quarter of 2008, the compensation committee of the board of directors suspended, for 2008, the policy to grant shares of the restricted stock in lieu of cash bonus to our employees. Accordingly, 2007 bonus incentive compensation was paid in cash during the first quarter of 2008.

The following table summarizes information regarding restricted stock outstanding:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
	Outstanding	Average	Outstanding	Average
	Shares	Measurement	Shares	Measurement
Range of Measurement Date Prices	(000s)	Date Price	(000s)	Date Price

$0.00 — $17.99	135	$16.05	41	$16.96
$18.00 — $18.99	820	18.56	1,067	18.55
$19.00 — $20.99	641	19.56	958	19.59
$21.00 — $24.99	45	22.26	107	22.54
$25.00 and above	37	25.97	91	26.00

Total	1,678	$19.00	2,264	$19.45

The median measurement price of outstanding restricted shares as of December 31, 2008 and 2007 was $19.57 and $19.82, respectively.

Stock Options Outstanding

As of December 31, 2008, we had 1.3 million stock options outstanding at a weighted average exercise price of $9.24 per share. As of December 31, 2008, 1.2 million stock options were exercisable at a weighted average exercise price of $8.23 per share. As of December 31, 2008, the intrinsic value of the stock options outstanding and stock options exercisable was $10.9 million, based on a market price of $15.87 for our common stock at December 31, 2008.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31,

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Exercise	of Shares	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Options outstanding at beginning of year	1,679	$10.10	1,917	$9.13	2,395	$8.21
Granted	10	16.68	109	18.86	82	19.73
Exercised	(221)	5.33	(310)	6.02	(520)	6.03
Forfeited or exchanged	(139)	26.39	(37)	21.32	(40)	16.25

Options outstanding at end of year	1,329	$9.24	1,679	$10.10	1,917	$9.13

Options exercisable at end of year	1,212	$8.23	1,492	$8.87	1,737	$8.03

The following table summarizes information regarding stock options outstanding:

	December 31, 2008			December 31, 2007
		Weighted	Remaining		Weighted	Remaining
	Outstanding	Average	Exercise	Outstanding	Average	Exercise
	Shares	Exercise	Period	Shares	Exercise	Period
Range of Exercise Prices	(000s)	Price	(Years)	(000s)	Price	(Years)

$0.00 to $3.74	183	$3.68	2.6	199	$3.68	3.7
$3.75 to $4.99	482	3.94	1.7	614	3.94	2.5
$5.00 to $9.99	292	6.09	3.7	355	6.17	4.6
$10.00 to $19.99	217	18.53	4.0	245	18.46	4.9
$20.00 and above	155	25.22	1.8	266	26.65	2.0

Total	1,329	$9.24	2.6	1,679	$10.10	3.4

The following table summarizes information regarding stock options exercisable at December 31, 2008:

		Weighted	Remaining
	Outstanding	Average	Exercise
	Shares	Exercise	Period
Range of Exercise Prices	(000s)	Price	(Years)

$0.00 to $3.74	183	$3.68	2.6
$3.75 to $4.99	482	3.94	1.7
$5.00 to $9.99	292	6.09	3.7
$10.00 to $19.99	111	18.06	3.8
$20.00 and above	144	25.18	1.8

Total	1,212	$8.23	2.5

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information regarding stock options outstanding by each plan as of December 31, 2008:

			Shares
			Remaining
		Weighted	Available
	Outstanding	Average	for Future
	Shares	Exercise	Issuances
Plan Category	(000s)	Price	(000s)

Long-Term Incentive Plan	1,215	$8.95	3,666
Supplemental Equity Incentive Plan	114	12.30	217

Total	1,329	$9.24	3,883

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

Stock Options Grants

For purposes of calculating compensation cost under SFAS No. 123R, the fair value of each option grant is estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

	2008	2007	2006

Fair value of options granted	$8.69	$10.00	$10.52
Expected volatility	60%	61%	64%
Risk free interest rate	2.9%	4.7%	4.3%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	4.5	4.5	4.2

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeiture based on recipient.

Share-based Compensation Expense

Share-based compensation expense is recorded for restricted stock awards on a straight-line basis over the vesting term based on the fair value at grant date. The agreements for certain restricted stock awards outstanding at December 31, 2008 contain provisions that allow for an acceleration of vesting if we achieve a certain level of financial performance. Accordingly, we may accelerate the unamortized compensation expense related to those awards and, therefore, we may experience variations in share-based compensation expense from period to period.

In addition, share-based compensation expense is recorded for certain stock options subject to SFAS 123(R) accounting recognition and certain stock options that are subject to variable accounting treatment. As of December 31, 2008, we had less than 16,000 shares that were subject to variable accounting treatment. Compensation expense (or credit) for these variable accounting awards is recorded, on a cumulative basis, for the increase (or decrease) in our stock price above the grant date fair value.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense consisted of the following (shown in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Amortization of restricted stock awards	$10,372	$13,244	$10,894
Amortization of stock option awards	697	860	1,089
Fair value adjustment for variable accounting awards	62	(130)	(61)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	950	1,011	909
Other share-based compensation expense	(242)	425	830

Total share-based compensation expense	$11,839	$15,410	$13,661

We estimate the number of restricted stock awards granted that would not vest due to employee forfeiture and accordingly record a reduction of compensation expense for these awards over the amortization period. We review our estimates of allowance for forfeiture on a periodic basis. During the fourth quarter 2007, we changed our estimate of expected forfeiture from 5 percent to 8 percent and accordingly recorded a cumulative credit adjustment of $1.2 million to share-based compensation expense. The forfeiture rate did not change materially in 2008.

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

The following table shows the amounts attributable to each category:

	2008	2007	2006

Cost of services	$9,087	$12,247	$10,265
General and administrative expenses	2,752	3,163	3,396

Total share-based compensation expense	$11,839	$15,410	$13,661

Income tax benefits recorded in the accompanying statements of income related to share-based compensation expense for the years ended December 31, 2008, 2007, and 2006 was $5.0 million, $6.6 million, and $5.9 million, respectively, assuming an effective income tax rate of 43 percent.

During the years ended December 31, 2008, 2007, and 2006, we received $6.6 million, $8.3 million, and $9.1 million of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2008, 2007, and 2006, we generated excess tax benefits of $1.1 million, $2.4 million, and $4.7 million, respectively, related to employee stock option exercises transactions.

Employee Stock Purchase Plan

During 1996, we implemented an employee stock purchase plan, which was subsequently replaced at our annual stockholders meeting on May 3, 2006. At that meeting, our stockholders approved a new employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 85 percent of the market value. Effective April 1, 2009, the purchase price has changed to 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. During the years ended December 31, 2008, 2007, and 2006, we issued 340,000, 410,000 and 287,000 shares, respectively, of our common stock related to employee stock purchases under that employee stock purchase plan. The plan is considered compensatory under SFAS 123(R) and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maximum number of shares of our common stock that can be issued under the employee stock purchase plan is 2.5 million shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are issued to employees.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2008	2007

Billed amounts	$142,503	$150,792
Engagements in process	49,319	51,498
Allowance for uncollectible accounts	(21,358)	(12,674)

	$170,464	$189,616

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services. We provide services to and have receivables due from many financial and insurance clients in all four of our segments. The increase in the allowance for doubtful accounts receivable during 2008 was attributable primarily to the impact of recent disruptions in the financial markets, including bankruptcies. The increase in the allowance for doubtful accounts over prior periods reflects primarily management’s view of the likelihood of collection of receivables due from certain of our financial industry clients, as well as the impact of the financial market disruptions on a broad range of clients. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets as of December 31 were as follows (shown in thousands):

	2008	2007

Notes receivable — current	$4,595	$—
Other prepaid expenses and other current assets	8,860	11,827

Prepaid expenses and other current assets	$13,455	$11,827

Other assets

The components of other assets as of December 31 were as follows (shown in thousands):

	2008	2007

Notes receivable — non-current	$13,905	$—
Prepaid expenses and other non-current assets	3,624	6,928

Other assets	$17,529	$6,928

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain events such as death or disability, termination by us for cause or voluntarily by the employee will result in earlier repayment of any unforgiven loan amounts. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.25 percent per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated $0.8 million for the year ended December 31, 2008.

Property and Equipment

Property and equipment as of December 31 consisted of (shown in thousands):

	2008	2007

Furniture, fixtures and equipment	$49,668	$52,994
Software	24,056	20,754
Leasehold improvements	40,159	39,510

	113,883	113,258
Less: accumulated depreciation and amortization	(68,732)	(58,571)

Property and equipment, net	$45,151	$54,687

Other Current Liabilities

The components of other current liabilities as of December 31 were as follows (shown in thousands):

	2008	2007

Deferred business acquisition obligations	$10,899	$5,132
Deferred revenue	13,685	16,521
Deferred rent	2,470	2,136
Commitments on abandoned real estate (see Note 13)	1,112	3,445
Other liabilities	3,301	5,315

	$31,467	$32,549

The deferred business acquisition obligations of $10.9 million at December 31, 2008 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. As of December 31, 2008, we were obligated to issue shares of common stock amounting to $7.2 million. The number of shares to be issued is based on the trading price of our common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations of $5.1 million at December 31, 2007 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. The liability for deferred business acquisition obligations has been discounted to net present value.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2017. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary.

Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows (shown in thousands):

	2008	2007

Deferred business acquisition obligations	$11,277	$465
Deferred rent — long-term	9,995	10,873
Commitments on abandoned real estate (see Note 13)	2,884	1,767
Interest rate swap liability (see Note 11)	9,585	6,030
Other non-current liabilities	3,595	820

	$37,336	$19,955

The deferred business acquisition obligations of $11.3 million at December 31, 2008 consisted primarily of fixed monetary obligations payable in shares of our common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. Included in the $11.3 million balance were obligations totaling $10.4 million as of December 31, 2008, which will be settled by the issuances of shares of our common stock. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates. The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2017.

Notes Payable — Current and Non-Current

As of December 31, 2008, as part of the purchase price agreements for acquired businesses, we recorded $4.2 million in current notes payable. The notes bear interest at annual interest rates of 5.7 percent to 7.2 percent. As of December 31, 2008, there was no accrued interest on the notes payable.

Current notes payable were as follows (shown in thousands) as of December 31,

	2008	2007

Note related to the HP3 acquisition	$—	$1,000
Note related to the Abros acquisition	362	499
Note related to the Troika acquisition	3,811	4,849

Total current notes payable	$4,173	$6,348

Non-current notes payable were as follows (shown in thousands) as of December 31,

	2008	2007

Note related to the Abros acquisition	$—	$499
Note related to the Troika acquisition	—	4,849

Total non-current notes payable	$—	$5,348

10.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

2008 Non-Cash Transactions

During the year ended December 31, 2008, as part of the purchase price agreements for acquired businesses during the year, we entered into commitments totaling $1.9 million of deferred cash payments and

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$21.0 million of deferred stock issuances. We also entered into software license commitments for $2.5 million related to a future enterprise resource planning system.

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

Other Information

Total interest paid during the years ended December 31, 2008, 2007 and 2006 was $19.7 million, $14.0 million and $4.3 million, respectively. Total income taxes paid during the years ended December 31, 2008, 2007 and 2006 were $32.9 million, $27.3 million, and $35.4 million, respectively.

11.	COMPREHENSIVE INCOME

Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands) for the year ended December 31,

	2008	2007	2006

Net income	$40,057	$33,396	$52,974
Foreign currency translation adjustment	(33,321)	6,391	3,242
Unrealized net loss on interest rate derivative, net of income tax benefits	(1,968)	(3,467)	—

Comprehensive income	$4,768	$36,320	$56,216

On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We expect the interest rate derivative to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to this hedge for the years ended December 31, 2008 and 2007. As of December 31, 2008, we have a $9.6 million liability related to this interest rate derivative and recorded a $2.0 million unrealized loss, which is net of a tax benefit of $1.6 million, to accumulated other comprehensive income for the year ended December 31, 2008. As of December 31, 2008, accumulated other comprehensive income is comprised of foreign currency translation loss of $23.8 million and unrealized net loss on interest rate derivative of $5.4 million. As of December 31, 2007, accumulated comprehensive income is comprised of foreign currency translation gains of $9.5 million and unrealized net loss on interest rate derivative of $3.5 million.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We have deferred the adoption of SFAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Such non-financial assets and liabilities include goodwill, and intangible assets with indefinite lives.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swap liability was valued using counterparty quotations in over-the counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instrument is classified within level 2.

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

At our option, borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest, in general, based at a variable rate equal to applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the Term Loan Facility or Revolving Credit Facility. As of December 31, 2008 the applicable margins on LIBOR loans under the Term Loan Facility and Revolving Credit Facility were 1.25% and 1.0%, respectively. As of December 31, 2008 and 2007, the applicable margins for base rate loans under the Term Loan Facility and Revolving Credit Facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the years ended December 31, 2008 and 2007, our average borrowing rate under the Credit Agreement (including the impact of our interest rate swap agreement) was 6.5% and 6.6%, respectively.

The Credit Agreement also includes certain financial covenants, including covenants that require us to maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rental expense) not less than 2.0:1. At December 31, 2008, under the definitions in the Credit Agreement, our consolidated leverage ratio was 1.8 and our consolidated fixed charge coverage ratio was 3.8. In addition to the financial covenants, the Credit Agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants will limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of the Credit Agreement as of December 31, 2008 and 2007. As of December 31, 2008 we had $256.7 million available to borrow under our Credit Agreement.

As of December 31, 2008, we had aggregate borrowings of $232.5 million compared to $256.6 million as of December 31, 2007. We had $221.6 million outstanding under the Term Loan Facility as of December 31, 2008. Included in the aggregate borrowings, we had $10.9 million and $32.7 million at December 31, 2008 and December 31, 2007, respectively, of UK Pounds Sterling borrowings under our line of credit. Such amounts are used to fund our operations in the United Kingdom. The table below lists the maturities of debt outstanding as of December 31, 2008.

Amount

2009	2,250
2010	12,375
2011	22,500
2012, through May 31	195,354

Total	$232,479

We used the cash proceeds from the Term Loan Facility to fund operations and repurchase shares of our common stock (see Note 7).

13.	OTHER OPERATING COSTS

Other operating costs for the years ended December 31, 2008, 2007 and 2006 consisted of the following (shown in thousands):

	2008	2007	2006

Separation costs and severance	$—	$7,288	$—
Adjustments to office closures obligations, discounted and net of expected sublease income	2,173	3,346	—
Write down of leasehold improvements	500	3,404	—
Gain on sale of property	—	(2,201)	—
Accelerated depreciation on leasehold improvements due to expected office closures	2,534	—	—
Litigation charge	—	—	7,400

Other operating costs	$5,207	$11,837	$7,400

During the year ended December 31, 2008, we recorded $5.2 million of office closure related costs, which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned.

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

We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. During 2008, as a result of an assessment of our real estate needs subsequent to the acquisition of Chicago Partners, we decided to reoccupy a portion of certain property in Chicago, Illinois that had previously been abandoned. The impact of this change in estimate did not have a material impact on the financial statements. Of the $4.0 million liability recorded at December 31, 2008, we expect to pay $1.1 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

We expect to record additional restructuring charges for real estate lease terminations as other initiatives are completed throughout 2009 including the relocation of our New York office that is expected to occur in the second quarter of 2009 and result in office closure related costs of $3.0 to $4.0 million.

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

The current and non-current liability activity related to the above are as follows:

	Office
	Space	Workforce
	Reductions	Reductions

Charges to operations during the year ended December 31, 2007	$6,750	$7,288
Utilized during the year ended December 31, 2007	(1,538)	(6,089)

Balance at December 31, 2007	5,212	1,199
Charges to operations during the year ended December 31, 2008	2,673	—
Utilized during the year ended December 31, 2008	(3,889)	(1,199)

Balance at December 31, 2008	$3,996	$—

During the quarter ended September 30, 2006, we recorded a litigation charge of $9.3 million related to our dispute with City of Vernon, California. We subsequently settled the dispute during the fourth quarter of 2006 for $7.4 million.

Office space reduction is not allocated to our individual business segments. Had we allocated cumulative amounts relating to workforce reduction costs recorded in 2007 to our segments, we would have recorded $2.6 million to our North American Dispute and Investigative Services segment, $2.9 million to our North American Business Consulting Services segment, zero to our International Consulting Operations segment, and zero to our Economic Consulting Services segment.

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

Future minimum annual lease payments for the years subsequent to December 31, 2008 and in the aggregate are as follows (shown in thousands):

Year Ending December 31,	Amount

2009	$28,227
2010	25,426
2011	21,528
2012	16,152
2013	12,158
Thereafter	24,327

$127,818

During 2007, we began to eliminate duplicate facilities, consolidate and close certain offices. Of the $127.8 million lease commitments as of December 31, 2008, $14.3 million of the lease commitments relate to offices we have abandoned or reduced excess space within, which are available for sublease. Such sublease income, if any, would offset the cash outlays. The lease commitments extend through 2017. We intend to secure subtenants for these leases to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments.

Rent expense for operating leases was $25.6 million, $25.8 million and $25.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

15.	INCOME TAXES

Income tax expense, shown in thousands, consists of the following:

	For the Year Ended
	December 31,
	2008	2007	2006

Federal:
Current	$23,548	$19,122	$27,290
Deferred	(1,093)	1,930	3,322

Total	22,455	21,052	30,612

State:
Current	6,002	4,946	6,850
Deferred	(279)	493	847

Total	5,723	5,439	7,697

Foreign:
Current	4,706	2,056	2,802
Deferred	(3,089)	(3,405)	(725)

Total	1,617	(1,349)	2,077

Total federal, state and foreign income tax expense	$29,795	$25,142	$40,386

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the Year Ended December 31,
	2008	2007	2006

Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	5.3	6.0	5.5
Foreign taxes	0.8	0.5	1.4
Effect of non-deductible meals and entertainment expense	1.2	1.3	0.7
Effect of enacted tax rate changes	—	(1.3)	—
Effect of other transactions, net	0.4	1.5	0.7

	42.7%	43.0%	43.3%

The excess tax benefits associated with restricted stock, nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $0.6 million, $1.6 million, and $4.3 million in 2008, 2007 and 2006, respectively. Such benefits were recorded as an increase to additional paid-in capital in each year.

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2008	2007

Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$8,558	$5,184
Deferred revenue	3,330	3,648
Accrued compensation	5,151	3,556
Interest rate derivative	4,150	2,563
Depreciation and amortization	1,850	1,199
Share-based compensation	4,977	4,791
Forgiveable loans	1,318	—
Tax credits and capital loss carry forward	396	130
Other	1,028	1,336

Deferred tax assets	30,758	22,407

Acquisition costs — domestic acquisitions	(29,907)	(23,183)
Acquisition costs — foreign acquisitions	(7,427)	(12,637)
Change in accounting method	(441)	(883)

Deferred tax liabilities	(37,775)	(36,703)

Net deferred tax assets (liabilities)	$(7,017)	$(14,296)

During 2008 and 2007, we increased our valuation allowance by approximately $274,000 and $477,000 related to certain foreign operating loss carry forwards. We have not recorded a valuation allowance against any of our other deferred tax assets, because we believe it is more likely than not that such deferred tax assets are recoverable from future results of operations. During 2006, we recorded a valuation allowance of approximately $500,000 related to certain capital loss carry forwards that expired as of December 31, 2006.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $18.8 million as of December 31, 2008. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

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

Amount
(In thousands)

Balance at January 1, 2008	$1,079
Additions based on tax positions of the current year	—
Additions based on tax positions of prior years	97
Reductions based on tax positions of prior years	(681)
Settlements	323

Balance at December 31, 2008	$818

Included in the balance at December 31, 2008 were $0.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. We recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense which were not material in 2008, 2007 and 2006.

Included in the balance at December 31, 2008 were $0.7 million of tax positions for which the ultimate deductibility is uncertain and so we did not recognize any income tax benefit for financial accounting purposes. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local and foreign income tax matters have been concluded for years through 2003. U.S. federal income tax returns for 2004 through 2007 are currently open for examination. As of December 31, 2008 there is no current examination of the federal tax returns by the IRS.

16.	EMPLOYEE BENEFIT PLANS

We have a 401k plan and match an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant per year. We, as sponsor of the plan, use independent third parties to provide administrative

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services to the plan. We have the right to terminate the plans at any time. Our contributions were $6.0 million, $6.0 million and $5.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We have other retirement plans for our foreign subsidiaries’ participants. During the year ended December 31, 2008, 2007 and 2006, we paid $4.4 million, $2.8 million and $1.3 million, respectively for retirement savings related plans.

17.	RELATED PARTY TRANSACTIONS

We lease office space from Equity Office Properties. William M. Goodyear was a trustee on the board of trustees at Equity Office Properties. Mr. Goodyear resigned as a trustee of Equity Office Properties during February 2007. During the years ended December 31, 2007 and 2006, we paid $2.8 million and $2.5 million, respectively, to Equity Office Properties in connection with such space. These leases were executed at market terms.

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

From time to time, we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, except as otherwise described above, we do not believe that any of those additional lawsuits or claims will have a material adverse effect on our financial condition or results of operations.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2008, 2007 and 2006

	Balance at			Balance at
	Beginning of	Charged to		End of
Description	Year	Expenses	Deductions(1)	Year
	(Amounts in thousands)

Year ended December 31, 2008
Allowance for doubtful accounts	$12,674	$20,292	$(11,608)	$21,358
Year ended December 31, 2007
Allowance for doubtful accounts	$11,970	$9,518	$(8,814)	$12,674
Year ended December 31, 2006
Allowance for doubtful accounts	$10,586	$10,015	$(8,631)	$11,970

(1)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1