Form 10-Q
period 2009-03-31
NAVIGANT CONSULTING INC
filed 2009-05-07
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     As of May 7, 2009, 49.9 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2009
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,743	$23,134
Accounts receivable, net	188,824	170,464
Prepaid expenses and other current assets	19,414	13,455
Deferred income tax assets	15,504	21,494

Total current assets	230,485	228,547
Property and equipment, net	45,532	45,151
Intangible assets, net	34,109	38,108
Goodwill	463,176	463,058
Other assets	16,095	17,529

Total assets	$789,397	$792,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,634	$8,511
Accrued liabilities	9,731	10,086
Accrued compensation-related costs	40,806	72,701
Income taxes payable	—	1,371
Notes payable	3,587	4,173
Term loan — current	2,250	2,250
Other current liabilities	28,601	31,467

Total current liabilities	95,609	130,559

Non-current liabilities:
Deferred income tax liabilities	26,687	28,511
Other non-current liabilities	36,589	37,336
Term loan — non-current	218,813	219,375
Bank debt non-current	39,459	10,854

Total non-current liabilities	321,548	296,076

Total liabilities	417,157	426,635

Stockholders’ equity:
Preferred stock	—	—
Common stock	59	59
Additional paid-in capital	557,267	555,737
Deferred stock issuance, net	699	985
Treasury stock	(229,626)	(231,071)
Retained earnings	74,672	69,239
Accumulated other comprehensive loss	(30,831)	(29,191)

Total stockholders’ equity	372,240	365,758

Total liabilities and stockholders’ equity	$789,397	$792,393

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended
	March 31,
	2009	2008
Revenues before reimbursements	$167,212	$184,294
Reimbursements	15,150	22,845

Total revenues	182,362	207,139
Cost of services before reimbursable expenses	110,267	113,073
Reimbursable expenses	15,150	22,845

Total costs of services	125,417	135,918
General and administrative expenses	34,893	38,013
Depreciation expense	4,640	4,165
Amortization expense	3,620	4,227
Other operating costs:
Office consolidation	908	1,518

Operating income	12,884	23,298
Interest expense	3,968	4,602
Interest income	(296)	(272)
Other income, net	(321)	5

Income before income tax expense	9,533	18,963
Income tax expense	4,100	8,057

Net income	$5,433	$10,906

Basic income per share	$0.11	$0.24
Shares used in computing income per basic share	47,443	46,099
Diluted income per share	$0.11	$0.23
Shares used in computing income per diluted share	49,449	46,838
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$5,433	$10,906
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	4,640	4,165
Depreciation expense — office consolidation	608	868
Amortization expense	3,620	4,227
Share-based compensation expense	2,506	3,533
Accretion of interest expense	278	176
Allowance for doubtful accounts receivable	3,754	2,071
Deferred income taxes	2,778	522
Other, net	—	14
Changes in assets and liabilities:
Accounts receivable	(22,652)	(19,434)
Prepaid expenses and other assets	(2,270)	(4,036)
Accounts payable	2,155	985
Accrued liabilities	(334)	1,664
Accrued compensation-related costs	(31,842)	(19,948)
Income taxes payable	(1,821)	4,374
Other current liabilities	(1,464)	(4,118)

Net cash used in operating activities	(34,611)	(14,031)

Cash flows from investing activities:
Purchases of property and equipment	(5,708)	(2,531)
Acquisition of business	(1,875)	—
Payments of acquisition liabilities	(2,821)	(1,154)
Other, net	(40)	—

Net cash used in investing activities	(10,444)	(3,685)

Cash flows from financing activities:
Issuances of common stock	1,672	2,563
Payments of notes payable	(355)	(499)
Borrowings from banks, net of repayments	28,802	11,752
Payments of term loan installments	(562)	(562)
Other, net	(706)	438

Net cash provided by financing activities	28,851	13,692

Effect of exchange rate changes on cash	(187)	—

Net decrease in cash and cash equivalents	(16,391)	(4,024)
Cash and cash equivalents at beginning of the period	23,134	11,656

Cash and cash equivalents at end of the period	$6,743	$7,632

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
     The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.
     These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Annual Report on Form 10-K, as filed by us with the Securities and Exchange Commission on February 25, 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows.
Note 2. Acquisitions
     During the quarter ended March 31, 2009, we acquired the assets of an Investment Management Consulting business which consisted of 26 consulting professionals from Morse plc located in the UK for $1.9 million in cash paid at closing. As part of the purchase price allocation, we recorded $0.4 million in identifiable intangible assets and $1.5 million in goodwill. This acquisition has been included in the International Consulting Operations segment.

     Pro Forma Information
     The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the first quarter 2009 acquisition noted above and the acquisitions completed during 2008 had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the three months ended
	March 31,
	2009	2008
Total revenues	$183,882	$225,304
Net income	$5,571	$11,775
Basic net income per share	$0.12	$0.25
Diluted net income per share	$0.11	$0.25
Note 3. Segment Information
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
     The Economic Consulting Services segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and government agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation, and securities litigation.
     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of and Enterprise and Related Information,” we identified the above four operating segments as reportable segments.

     Information on the segment operations have been summarized as follows (shown in thousands):

	For the three months ended
	March 31,
	2009	2008
Total revenues:
North American Dispute and Investigative Services	$72,630	$91,002
North American Business Consulting Services	79,639	96,341
International Consulting Operations	16,046	19,796
Economic Consulting Services	14,047	—

Total revenues	$182,362	$207,139

Segment operating profit:
North American Dispute and Investigative Services	$25,450	$35,023
North American Business Consulting Services	26,391	33,330
International Consulting Operations	4,021	5,383
Economic Consulting Services	4,644	—

Total combined segment operating profit	60,506	73,736

Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	34,893	38,013
Depreciation expense	4,640	4,165
Amortization expense	3,620	4,227
Long term compensation expense related to consulting personnel (including share based compensation)	3,561	2,515
Other operating expenses	908	1,518
Other expense, net	3,351	4,335

Total unallocated expenses, net	50,973	54,773

Income before income tax expense	$9,533	$18,963

     During the three months ended March 31, 2009 and 2008, we recorded other operating costs of $0.9 million and $1.5 million, respectively, which were not allocated to segment operating costs.
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
     Total assets by segment were as follows (shown in thousands):

	March 31,	December 31,
	2009	2008
North American Dispute and Investigative Services	$297,743	$287,225
North American Business Consulting Services	236,359	236,419
International Consulting Operations	75,120	73,897
Economic Consulting Services	76,887	74,089
Unallocated assets	103,288	120,763

Total assets	$789,397	$792,393

Note 4. Goodwill and Intangible Assets
     Goodwill and other intangible assets consisted of (shown in thousands):

	March 31,	December 31,
	2009	2008
Goodwill	$468,601	$468,483
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	463,176	463,058

Intangible assets:
Customer lists and relationships	58,305	58,834
Non-compete agreements	18,627	18,878
Other	17,364	17,470

Intangible assets, at cost	94,296	95,182
Less—accumulated amortization	(60,187)	(57,074)

Intangible assets, net	34,109	38,108

Goodwill and intangible assets, net	$497,285	$501,166

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform an annual goodwill impairment test and more frequently if events or circumstances indicate that goodwill may be impaired. Our annual test is completed in the second quarter of each year. During the second quarter of 2008, we completed an annual impairment test for our goodwill balances as of May 31, 2008. There was no indication of impairment based on our analysis.
     We subsequently considered whether or not the fair value of each of the reporting units could have fallen below its carrying value. We considered the elements outlined in SFAS No. 142 and other factors including, but not limited to, changes in the business climate in which we operate, recent disruptions in the financial markets, our market capitalization in excess of our book value, our recent operating performance, the operating performance of the Economic Consulting Services reporting unit relative to our expectations at the time of acquisition, and our annual budget for 2009. As a result of this review we determined that no such event or condition existed that would cause us to perform an interim goodwill impairment test prior to our next annual test date. We continue to monitor these factors and will perform additional impairment tests as appropriate in future periods if our operating performance or the overall economic conditions significantly decline.
     As prescribed by SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” we review our intangible asset values on a periodic basis. We had $34.1 million in intangible assets, net of accumulated amortization, as of March 31, 2009. Of the $34.1 million balance, $25.4 million related to customer lists and relationships, $4.8 million related to non-compete agreements and $3.9 million related to other intangible assets. As of March 31, 2009, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 4.6 years, 2.7 years and 3.8 years, respectively. We have reviewed the estimated period of consumption for our intangible assets and the remaining useful lives appear reasonable. At March 31, 2009, the weighted average remaining life for our intangible assets in total was 4.3 years. As of March 31, 2009, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives.
     On January 1, 2009 we adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157” as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. Our adoption of SFAS No. 157 did not have a material impact on our financial statements for the quarter ended March 31, 2009.

     The changes in carrying values of goodwill and intangible assets were as follows (shown in thousands):

	For the three months ended
	March 31,
	2009	2008

Beginning of period—Goodwill, net	$463,058	$430,768
Goodwill acquired	1,768	—
Adjustments to goodwill	—	(6,905)
Foreign currency translation—goodwill	(1,650)	(1,402)

End of period — Goodwill, net	$463,176	$422,461

Beginning of period—Intangible assets, net	$38,108	$57,755
Foreign currency translation—intangible assets, net	(335)	(432)
Other	(44)	—
Less—amortization expense	(3,620)	(4,227)

End of period—Intangible assets, net	$34,109	$53,096

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
     As of March 31, 2009, goodwill and intangible assets, net of amortization, was $212.6 million for North American Dispute and Investigative Services, $170.0 million for North American Business Consulting Services, $55.6 million for International Consulting Operations and $59.1 million for Economic Consulting Services.
     Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2008, based on intangible assets recorded at March 31, 2009, and includes $3.6 million recorded in the three months ended March 31, 2009 (shown in thousands):

Year ending December 31,	Amount
2009	$12,421
2010	9,318
2011	7,337
2012	4,081
2013	2,994
Thereafter	1,578

Total	$37,729

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

     The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended
	March 31,
	2009	2008
Common shares outstanding	47,410	45,990
Business combination obligations payable in a fixed number of shares	33	109

Basic shares	47,443	46,099
Employee stock options	351	442
Restricted shares and stock units	259	221
Business combination obligations payable in a fixed dollar amount of shares	1,345	76
Contingently issuable shares	51	—

Diluted shares	49,449	46,838

     For the three months ended March 31, 2009 and 2008, we had outstanding stock options for approximately 362,000 and 483,000 shares, respectively, which were excluded from the computation of diluted shares because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.
     In connection with certain business acquisitions, we are obligated to issue a certain number of shares of our common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance are included in the diluted earnings per share calculation. As part of the Chicago Partners acquisition, we are obligated to issue shares based on a fixed dollar amount of $5.8 million on May 1, 2009, 2010 and 2011. For the three months ended March 31, 2009, the diluted share computation included 1.3 million shares related to the Chicago Partners deferred purchase price obligations.
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
     Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2009 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2009	$365,758	47,319
Comprehensive income	3,793	—
Stock issued in acquisition-related transactions	453	54
Cash proceeds from employee stock option exercises and employee stock purchases	1,672	160
Vesting of restricted stock	—	318
Net settlement of employee taxes on taxable compensation related to the vesting of restricted stock	(808)	(65)
Tax benefits on stock options exercised and restricted stock vested, net of deficiencies	(1,134)	—
Share-based compensation expense	2,506	—

Stockholders’ equity at March 31, 2009	$372,240	47,786

Note 7. Share-based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended
	March 31,
	2009	2008
Amortization of restricted stock awards	$2,174	$3,173
Amortization of stock option awards	112	186
Fair value adjustment for variable accounting awards	(40)	107
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	260	309
Other share-based compensation expense	—	(242)

Total share-based compensation expense	$2,506	$3,533

     Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category:

	Three months ended
	March 31,
	2009	2008
Cost of services	$1,926	$2,515
General and administrative expenses	580	1,018

Total share-based compensation expense	$2,506	$3,533

Restricted Stock Outstanding
          As of March 31, 2009, we had 1.4 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $18.63 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.
          The following table summarizes restricted stock activity for the three months ended March 31, 2009 and 2008:

	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock and equivalents outstanding at beginning of the period	1,678	$19.00	2,264	$19.45
Granted	60	15.28	—	—
Exercised (vested)	(318)	19.97	(270)	20.53
Forfeited	(12)	20.32	(78)	21.16

Restricted stock and equivalents outstanding at end of the period	1,408	$18.63	1,916	$19.16

     As of March 31, 2009, we had $17.4 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately four years.
On March 13, 2007 and April 30, 2007, we issued a total of 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. The compensation associated with these awards is being recognized over the probable period in which the restricted stock awards will vest. We review the likelihood of required performance achievements on a periodic basis and adjust compensation expense on a prospective basis to reflect any change in estimate to properly reflect compensation expense over the remaining balance of the service or performance period. During the fourth quarter 2008, based on operating performance, we changed our estimate and lengthened the amount of time expected for performance achievement of 20 percent of the awards outstanding. During the fourth quarter 2008, the compensation committee of our board of directors approved a 20 percent accelerated vest to occur in March 2009. As such, compensation expense was adjusted prospectively to reflect these changes. For the 2009 performance period, which began January 2009, we have recognized share based compensation expense for another 20 percent of the outstanding award over the remaining five year period of the seven year service period. Compensation expense for the remaining 40 percent restricted stock awards outstanding will commence once the explicit performance period begins or the intrinsic service period starts. As of March 31, 2009, approximately 0.7 million of these restricted stock awards remain outstanding and 0.2 million shares have vested.
     During the three months ended March 31, 2009, the compensation committee of the board of directors of our company approved a new long-term incentive performance program. The program provides for grants of restricted stock awards and/or cash, based on individual employee elections, to key senior practitioners and senior management, excluding named executive officers, for achievement of certain targets related to our consolidated operating performance. These awards, if any, will be based on the annual operating performance year of 2009 and will be granted in March of the following year. Any awards made pursuant to this program will have a three year cliff vesting schedule from the grant date. The program contemplates that the company would offer this opportunity on an annual basis and that future awards, if any, would be based on the annual operating performance of each subsequent annual performance year and be subject to the same eligibility criteria, employee election relative to the vehicle and vesting terms.
Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable:
     The components of accounts receivable were as follows (shown in thousands):

	March 31,	December 31,
	2009	2008
Billed amounts	$148,343	$142,503
Engagements in process	62,706	49,319
Allowance for doubtful accounts	(22,225)	(21,358)

	$188,824	$170,464

     Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services. We provide services to and have receivables due from many financial and insurance clients in all four of our segments. Our allowance for doubtful accounts receivable includes balances related to the impact of recent disruptions in the financial markets, including bankruptcies. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.
Prepaid expenses and other current assets:
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	March 31,	December 31,
	2009	2008
Notes receivable — current	$5,317	$4,595
Prepaid income taxes	2,276	—
Other prepaid expenses and other current assets	11,821	8,860

Prepaid expenses and other current assets	$19,414	$13,455

Other assets
     The components of other assets were as follows (shown in thousands):

	March 31,	December 31,
	2009	2008
Notes receivable — non-current	$12,756	$13,905
Prepaid expenses and other non-current assets	3,339	3,624

Other assets	$16,095	$17,529

     During 2008, we issued unsecured forgivable loans with terms of four to five years aggregating $21.6 million to certain senior consultants. The loans were issued to retain and motivate highly-skilled professionals. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. Certain events such as death or disability, termination by us for cause or voluntarily by the employee will result in earlier repayment of any unforgiven loan amounts. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.25 percent per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated $0.3 million for the three months ended March 31, 2009.
Property and Equipment:
     Property and equipment were comprised of the following (shown in thousands):

	March 31,	December 31,
	2009	2008
Furniture, fixtures and equipment	$50,629	$49,668
Software	23,855	24,056
Leasehold improvements	43,783	40,159

	118,267	113,883
Less: accumulated depreciation and amortization	(72,735)	(68,732)

Property and equipment, net	$45,532	$45,151

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2009	2008
Deferred business acquisition obligations	$7,480	$10,899
Deferred revenue	11,920	13,685
Deferred rent	3,061	2,470
Commitments on abandoned real estate	1,511	1,112
Other liabilities	4,629	3,301

	$28,601	$31,467

     The deferred business acquisition obligations of $7.5 million at March 31, 2009 consisted of obligations to issue a fixed dollar amount of shares of our common stock. The liability for deferred business acquisition obligations has been discounted to net present value. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates.

Other Non-Current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2009	2008
Deferred business acquisition obligations	$11,443	$11,277
Deferred rent — long term	10,309	9,995
Commitments on abandoned real estate	2,279	2,884
Interest rate swap liability (see note 10)	8,298	9,585
Other non-current liabilities	4,260	3,595

	$36,589	$37,336

     The deferred business acquisition obligations of $11.4 million at March 31, 2009 consisted primarily of obligations to issue a fixed dollar amount of shares of our common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates. The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2017.
     Current Notes Payable
     As of March 31, 2009, as part of a purchase price agreement for an acquired business, we recorded $3.6 million in current notes payable. The notes bear interest at annual interest rates of 5.7 percent to 7.2 percent. As of March 31, 2009, there was no accrued interest on the notes payable.
     Current notes payable were as follows (shown in thousands):

	March 31,	December 31,
	2009	2008
Note related to the Abros acquisition	$—	$362
Note related to the Troika acquisition	3,587	3,811

Total current notes payable	$3,587	$4,173

Note 9. Supplemental Consolidated Cash Flow Information
     Total interest paid during the three months ended March 31, 2009 and 2008 was $3.4 million and $5.3 million, respectively. Total income taxes paid were $2.5 million and $3.0 million during the three months ended March 31, 2009 and 2008, respectively.
Note 10. Comprehensive Income
     Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands):

	For the three months ended
	March 31,
	2009	2008
Net income	$5,433	$10,906
Foreign currency translation adjustment	(2,123)	(1,927)
Unrealized net income (loss) on interest rate derivative, net of income tax benefits or expense	483	(2,596)

Comprehensive income	$3,793	$6,383

     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We designated the swap as a cash flow hedge to manage market risk from changes in interest rates on a portion of our variable rate term loans. We recognize cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income to the extent of effectiveness. Any ineffectiveness on the swap would be recognized in the consolidated statements of income. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense. The use of an interest rate swap exposes us to counterparty credit risk in the event of non performance by counterparties. As of March 31, 2009, we were not exposed to significant counterparty risk. During the three months ended March 31, 2009 there was no gain or loss due to ineffectiveness and we recorded a $1.6 million in interest expense associated with differentials paid under the instrument. As of March 31, 2009, we had an $8.3 million liability recorded in other non-current liabilities related to this interest rate derivative and we recorded a $0.5 million unrealized gain, net of taxes of $0.8 million, to accumulated other comprehensive income for the three months ended March 31, 2009.
     As of March 31, 2009, accumulated other comprehensive income is comprised of foreign currency translation loss of $25.8 million and unrealized net loss on interest rate swap of $5.0 million.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We deferred the adoption of SFAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Items in this classification include goodwill, and intangible assets with indefinite lives. Our adoption on January 1, 2009 of FSP FAS 157-2 did not have a material effect on our financial condition, results of operations, or cash flows.
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
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swap liability was valued using counterparty quotations in over-the counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of March 31, 2009, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instrument is classified within level 2.
Note 11. Bank Borrowings
     As of March 31, 2009, we maintained a bank borrowing credit agreement consisting of a $275 million revolving line of credit with the option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of March 31, 2009, we had aggregate borrowings of $260.5 million compared to $232.5 million as of December 31, 2008. As of March 31, 2009 we had $228.2 million available to borrow under our credit agreement.
     At our option borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of March 31, 2009, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of March 31, 2009, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the quarters ended March 31, 2009 and 2008, our average borrowing rate under our credit agreement was 5.7% and 6.5%, respectively.

     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1, and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2009, under the definitions in the credit agreement, our consolidated leverage ratio was 2.2 and our consolidated fixed charge coverage ratio was 3.8. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of March 31, 2009 and December 31, 2008.
Note 12. Other Operating Costs
     Other operating costs consisted of the following (shown in thousands):

	For the three
	months ended
	March 31,
	2009	2008
Adjustments to office closures obligations, discounted and net of expected sublease income	$300	$150
Write down of leasehold improvements	—	500
Accelerated depreciation on leasehold improvements and furniture due to expected office closures	608	868

Other operating costs	$908	$1,518

     During the three months ended March 31, 2009, we recorded $0.9 million of office closure related costs which consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements and furniture in offices to be abandoned.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months we expect our cash expenditures to be $1.5 million relating to these obligations.
     We expect to record additional restructuring charges for real estate lease terminations as other initiatives are completed throughout 2009 including the relocation of our New York office that is expected to occur in the second quarter of 2009 and result in office closure related costs of $3.0 to $4.0 million.
     The current and non-current liability activity related to office closure obligations are as follows:

Office
Consolidation
Balance at December 31, 2008	3,996
Charges to operations during the quarter ended March 31, 2009	300
Utilized during the quarter ended March 31, 2009	(506)

Balance at March 31, 2009	$3,790

     Office space reduction costs are not allocated to our business segments.

Item 2.
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success of our cost reduction actions; the success of our organizational changes; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions; pace, timing and integration of acquisitions; impairment charges; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; conflicts of interest; potential loss of clients; our clients’ financial condition and their ability to make payments to us; risks inherent with litigation; higher risk client assignments; professional liability; potential legislative and regulatory changes; continued access to capital; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in our Annual Report on Form 10-K and other filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.
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
     Our revenues, margins and profits have been and will likely be impacted by a significant decline in the United States or world economy. Examples of other impacting events that may affect us both favorably and unfavorably are natural disasters, legislative and regulatory changes, capital market disruptions, reductions in discretionary consulting spending, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.
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
     During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets. The estimated fair value of the North American Business Consulting reporting unit and the North American Dispute and Investigative reporting unit were significantly in excess of their net asset carrying value by approximately 50% and 40%, respectively. The estimated fair value of the International Consulting Operations reporting unit exceeded its net asset carrying value by approximately 20%. Given the International Consulting Operations segment’s smaller size and higher expected growth rates, this excess may be more volatile. The Economic Consulting Services reporting unit was acquired concurrently with the annual test and thus its estimated value approximated the carrying value of its net assets.
     We subsequently considered whether or not the fair value of each of the reporting units could have fallen below its carrying value. We considered the elements outlined in SFAS No. 142 and other factors including, but not limited to, changes in the business climate in which we operate, recent disruptions in the financial markets, our market capitalization in excess of our book value, our recent operating performance, the operating performance of the Economic Consulting Services reporting unit relative to our expectations at the time of acquisition, and our annual budget for 2009. As a result of this review we determined that no such event or condition existed that would cause us to perform an interim goodwill impairment test prior to our next annual test date. We continue to monitor these factors and we may perform additional impairment tests as appropriate in future periods if our operating performance or the overall economic conditions significantly decline.
     Our intangible assets are subject to changes in estimated fair market values which are determined in part based on our operating performance and expectations for the future. Our test for goodwill impairment is based on the estimated fair value of our reporting units. The estimated fair value of our reporting units is subject to, among other things, changes in our estimated business future growth rate, profit margin, long term outlook and weighted average cost of capital. Our International Consulting Operations and Economic Consulting Services segments are most sensitive to those changes as the excess of their fair value over their asset carrying value is generally lower. Additionally, our long term assets are subject to changes in events or circumstances that could impact their carrying value. A decline in the estimated fair value of our reporting units or other long term assets could result in impairment charges.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted SFAS 157 during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations, or cash flows. We deferred the adoption of SFAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Such non financial assets and liabilities include goodwill and intangible assets with indefinite lives. Fair value is measured on these assets on a non-recurring basis. Our adoption on January 1, 2009 of FSP FAS 157-2 did not have a material effect on our financial condition, results of operations, or cash flows.
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
     In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of SFAS 141(R) on January 1, 2009 will impact all our acquisitions on or after that date.
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for and their effect on the entity’s financial position, financial performance and cash flows. We adopted the provisions of SFAS 161 as of January 1, 2009. Management is adhering to the enhanced disclosure requirements.

Results of Operations
2009 compared to 2008 — For the three month periods ended March 31
     We manage our business in four operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of Chicago Partners on May 1, 2008. These segments are generally defined by the nature of their services and geography. The business is managed and resources allocated on the basis of the four operating segments.
     The following table summarizes for comparative purposes certain financial and statistical data for the four segments (dollar amounts are thousands, except bill rate).

	For the three months ended		Percent
	March 31,		Change
			Increase
	2009	2008	(Decrease)
Revenues before reimbursements
North American Dispute and Investigative Services	$67,247	$83,823	(19.8%)
North American Business Consulting Services	72,772	83,468	(12.8%)
International Consulting Operations	14,306	17,003	(15.9%)
Economic Consulting Services	12,887	—	—

Total revenues before reimbursements	$167,212	$184,294	(9.3%)

Total Revenues
North American Dispute and Investigative Services	$72,630	$91,002	(20.2%)
North American Business Consulting Services	79,639	96,341	(17.3%)
International Consulting Operations	16,046	19,796	(18.9%)
Economic Consulting Services	14,047	—	—

Total revenues	$182,362	$207,139	(12.0%)

Segment Operating Profit
North American Dispute and Investigative Services	$25,450	$35,023	(27.3%)
North American Business Consulting Services	26,391	33,330	(20.8%)
International Consulting Operations	4,021	5,383	(25.3%)
Economic Consulting Services	4,644	—	—

Segment Operating Profit	$60,506	$73,736	(17.9%)

Average Full Time Equivalent (“FTE”) consultants
North American Dispute and Investigative Services	765	796	(3.9%)
North American Business Consulting Services	868	940	(7.7%)
International Consulting Operations	207	177	16.9%
Economic Consulting Services	101	—	—

Total	1,941	1,913	1.5%

Average Utilization Rate based on 1,850 hours
North American Dispute and Investigative Services	72%	84%	(14.3%)
North American Business Consulting Services	77%	84%	(8.3%)
International Consulting Operations	69%	73%	(5.5%)
Economic Consulting Services	85%	—	—

Total	75%	83%	(9.6%)

Bill Rate (1)
North American Dispute and Investigative Services	$283	$292	(3.1%)
North American Business Consulting Services	$221	$213	3.8%
International Consulting Operations	$223	$293	(23.9%)
Economic Consulting Services	$343	—	—

Total	$252	$254	(0.8%)

(1)	Excludes the impact of performance based fees

Segment operating profit as a percentage of segment revenue before reimbursement for the three months ended March 31:

	For the three months
	ended March 31,
	2009	2008
North American Dispute and Investigative Services	37.8%	41.8%
North American Business Consulting Services	36.3%	39.9%
International Consulting Operations	28.1%	31.7%
Economic Consulting Services	36.0%	—

Total segment operating profit	36.2%	40.0%

     Earnings Summary. Net income decreased 50 percent in the three months ended March 31, 2009 compared to the corresponding period in 2008. Revenue was negatively impacted by several factors including the weakened economy, longer lead times for client spending decisions, and uncertainties surrounding the regulatory environment and potential stimulus spending. The decrease in revenue was partially offset by lower incentive related compensation in 2009 compared to the same period in 2008 and lower general and administrative spending. However, these cost reductions were partially offset by higher than normal severance related expense of $3.0 million related to approximately 200 employee reductions that will occur in the first and second quarters of 2009 as we align our staffing needs to the reduced demand for our services. Finally, unfavorable changes in the foreign exchange rates relative to the US dollar between the first quarter 2009 and the first quarter 2008 negatively impacted our results, including an $8.5 million negative impact on total revenues.
     Outlook. We expect our revenue to continue to be challenged by the weakened economy as clients asses their own discretionary spending. However, potential declines in revenue are expected to be partially offset by the cost saving initiatives enacted during the first quarter of 2009. These initiatives include staffing reductions, holding base salaries constant and tighter control over discretionary spending.
     Total Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. Revenues before reimbursements for the three months ended March 31, 2009 decreased 9 percent over the corresponding period in 2008 due to decreases in consultant utilization. The consultant utilization rate was 75 percent for the three months ended March 31, 2009, compared to one of our highest quarterly utilization of 83 percent for the corresponding period in 2008. Assuming our 2008 acquisitions operated at historic run rates our decrease quarter over quarter in revenue would have been 18 percent. The decreased utilization was primarily the result of decreased demand due, in part, to the reduced discretionary spending on consulting services caused by the recent economic crisis.
     North American Dispute and Investigative Services. Total revenues for this segment decreased 20 percent for the three months ended March 31, 2009 compared to a very strong first quarter in 2008. The decrease was the result of a 14 percent decreased utilization rate combined with a decreased bill rate of 3 percent. Uncertainty in the legal, economic and regulatory environments continued to slow the assignment award process and delay the beginning of sold engagements.
     North American Business Consulting Services. Total revenues for this segment decreased 17 percent for the three months ended March 31, 2009 compared to the corresponding period in 2008. The decrease was the result of an 8 percent decreased utilization rate partially offset by an increased bill rate of 4 percent. This segment had a significant decrease in demand during 2009 in certain markets including financial services due to the recent market disruptions and healthcare due to cost pressure on providers resulting from the economic crisis. Additionally, total revenues were negatively impacted 6 percent by a decrease in revenues from reimbursable expenses due to reduced use of independent contractors. Headcount decreased 8 percent during the first quarter of 2009 in response to the lower market demand. The segment’s bill rate increased slightly as a result of a greater mix of higher-rate projects.
     International Consulting Operations. Total revenues for this segment decreased 19 percent for the three months ended March 31, 2009 compared to the corresponding period in 2008. The decrease resulted from unfavorable currency fluctuations as the segment revenues and related bill rates were negatively impacted by the weakening UK pound against the US dollar in the first quarter of 2009 compared to 2008. Excluding the foreign exchange impact of approximately $6.0 million this segment experienced a 12 percent increase in total revenues for the three months ended March 31, 2009 over the corresponding period in 2008, primarily related to increased engagements in the financial services markets.
     Economic Consulting Services. This segment commenced operations with our acquisition of Chicago Partners on May 1, 2008.

     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses decreased for the three months ended March 31, 2009, from the corresponding period in 2008. Cost of services before reimbursable expenses includes consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance under a compensation methodology approved by our management and the compensation committee of our board of directors. Consultant compensation expense decreased in the first quarter of 2009 compared to the first quarter of 2008, due primarily to decreased incentive compensation expense as a result of decreased operating performance. This decrease was partially offset by expense amortization relating to long-term incentive and retention agreements entered into during the second and third quarters of 2008. Additionally, we incurred significant severance charges during the first quarter of 2009 as we aligned our resources to the decreased demand. The severance actions were primarily taken near the end of the quarter and, as such, average headcount for the quarter did not fully reflect the full impact of the actions. Cost of services included severance expense of $2.6 million during the first quarter of 2009 compared to $0.2 million during the first quarter of 2008.
     As a percentage of revenues before reimbursements, cost of services before reimbursable expenses was 66 percent and 61 percent for the three months ended March 31, 2009 and 2008, respectively. The increase in such costs as a percentage of revenue before reimbursements reflects the reduced consultant utilization and severance expense associated with the recent headcount reduction actions. The severance costs resulted in a 2% increase in cost of services as a percentage of revenues before reimbursements, while the cost savings impact of the reduced headcount actions taken in the first quarter of 2009 will not be fully realized until future quarters.
     Segment Operating Profit Margin. Segment operating profit margin decreased 3 to 4 percentage points for North American Dispute and Investigative Services, North American Business Consulting Services and International Consulting Operations resulting from decreased revenue and utilization and severance expense in the first quarter of 2009.
     General and Administrative Expenses. General and administrative expenses include facility-related costs, compensation and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional administrative services and all other support costs. General and administrative expenses decreased $3.1 million, or 8 percent, to $34.9 million in the three months ended March 31, 2009, compared to the corresponding period in 2008. The decrease in general and administrative expenses was a result of lower professional fees including legal and information technology costs. The decreased costs were partially offset by severance costs of $0.4 million during the first quarter of 2009. General and administrative expenses as a percentage of revenues before reimbursements was consistent at 21 percent for the three months ended March 31, 2009 and 2008.
     Other Operating Costs. During the three months ended March 31, 2009, we recorded $0.9 million of office closure related costs, which consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements in offices to be abandoned. During the three months ended March 31, 2008, we recorded $1.5 million of office closure related costs, which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. In the next twelve months we expect our cash expenditures to be $1.5 million relating to these obligations. The office closure obligations have been discounted to net present value.
     We expect to record additional restructuring charges for real estate lease terminations as other initiatives are completed throughout 2009, including the relocation of our New York office that is expected to occur in the second quarter of 2009 and result in office closure related costs of $3.0 to $4.0 million.
     Amortization Expense. Amortization expense includes primarily the amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions. For the three months ended March 31, 2009, amortization expense was $3.6 million, compared to $4.2 million for the corresponding period in 2008. The decrease of $0.6 million was primarily due to assets becoming fully amortized in 2008.
     Interest Expense. Interest expense includes interest on borrowed amounts under our credit agreement, interest on notes payable, amortization of debt refinancing costs, and accretion of imputed interest related to deferred purchase price obligations. For the three months ended March 31, 2009 and 2008, interest expense was $4.0 million and $4.6 million, respectively. The decrease in interest expense for the first quarter of 2009 was related to the decreased interest rates and a lower average debt balance for the first quarter of 2009. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement) was 5.7 percent and 6.5 percent during the three months ended March 31, 2009 and 2008, respectively.
     Income tax expense. The effective income tax rate for the three months ended March 31, 2009 and 2008 was 43.0 and 42.5 percent, respectively.
Human Capital Resources
     Our human capital resources include consulting professionals and administrative and management personnel. As a result of both recruiting activities and business acquisitions, we have a diverse pool of consultants and administrative support staff with various skills and experience. The following table shows the employee data for the periods presented:

	2009	2008
Number of FTE consultants as of March 31	1,920	1,896
Average number of FTE consultants for the quarter ended March 31	1,941	1,913
Average utilization of consultants, based on industry standard of 1,850 hours for the quarter ended March 31	75%	83%
Number of administrative and management personnel as of March 31	573	547
     The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the period. The increase in FTE consultants for the three months ended March 31, 2009 compared to the corresponding period in 2008 reflects our business acquisitions during 2008 and 2009 and is partially offset by headcount reductions made in the first quarter 2009.
     In addition to our consultants and administrative personnel, we hire project employees on a short-term basis or seasonal basis. We believe the practice of hiring these employees provides greater flexibility in adjusting consulting and administrative personnel levels in response to changes in demand for our professional services. The short-term or seasonal hires supplement services on certain engagements or provide additional administrative support to our consultants.
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
Liquidity and Capital Resources
Summary
     We had $6.7 million in cash and cash equivalents at March 31, 2009, compared to $23.1 million at December 31, 2008. Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. As of March 31, 2009 we had total bank debt outstanding of $260.5 million under our credit agreement, compared to $232.5 million as of December 31, 2008 reflecting seasonal increases in cash payments related to incentive compensation.
     We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, we had DSO of 87 days at March 31, 2009, compared to 73 days at December 31, 2008. The increase in DSO is attributable to slower client payments.
Operating Activities
     Net cash used by operating activities was $34.6 million for the three months ended March 31, 2009, compared to $14.0 million used for the three months ended March 31, 2008. The increase in net cash used by operating activities resulted primarily from the reduced net income and increased investments in working capital, primarily associated with lower accruals for incentive compensation and income taxes.

Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2009 was $10.4 million compared to $3.7 million for the three months ended March 31, 2008. The increase in the use of cash resulted primarily from higher investment spending on acquisitions and higher property and equipment expenditures during the first quarter of 2009 compared to the corresponding period in 2008. During the three months ended March 31, 2009 we acquired one business and purchased leasehold improvements and software licenses.
Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2009 was $28.9 million, compared to $13.7 million for the three months ended March 31, 2008. The increase was primarily attributable to higher borrowings under our credit agreement during the first quarter of 2009 as a result of higher capital expenditures and compensation payments.
Debt, Commitments and Capital
     As of March 31, 2009, we maintained a bank borrowing credit agreement our credit agreement consisting of a $275.0 million revolving line of credit with the option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of March 31, 2009, we had aggregate borrowings of $260.5 million compared to $232.5 million as of December 31, 2008. As of March 31, 2009 we had $228.2 million available to borrow under our credit agreement.
     At our option borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of March 31, 2008, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of March 31, 2009, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. For the quarter ended March 31, 2009 and 2008, our average borrowing rate under our credit agreement was 5.7% and 6.5%, respectively.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2009, under the definitions in the credit agreement, our consolidated leverage ratio was 2.2 and our consolidated fixed charge coverage ratio was 3.8. In addition to the financial covenants, the credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of March 31, 2009 and December 31, 2008.
     As of March 31, 2009, we had total commitments of $410.3 million, which included $19.6 million in deferred business acquisition obligations, payable in cash and common stock, software license agreements of $2.0 million, notes payable of $3.6 million, and $124.6 million in lease commitments. As of March 31, 2009, we had no significant commitments for capital expenditures.

     The following table shows the components of significant commitments as of March 31, 2009 and the scheduled years of payments (shown in thousands):

		From April 1,
		2009 to
		December 31,
Contractual Obligations	Total	2009	2010 to 2011	2012 to 2013	Thereafter
Deferred purchase price obligations	$19,623	$8,180	$11,443	$—	$—
Software license agreements	1,968	480	1,488	—	—
Notes payable	3,587	3,587	—	—	—
Line of credit	39,459	—	—	39,459	—
Term loan	221,063	1,688	34,875	184,500	—
Lease commitments	124,598	21,432	48,039	29,394	25,733

	$410,298	$35,367	$95,845	$253,353	$25,733

     We may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75 percent in cash and 25 percent in our common stock. The additional purchase price payments, if any, will be payable in April of the year following the year such performance targets are attained. During the first quarter of 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance.
     During 2007, we began to eliminate duplicate facilities, consolidate and close certain offices. Of the $124.6 million of lease commitments as of March 31, 2009, $10.4 million of such lease commitments related to offices we have abandoned or reduced excess space within, which are available for sublease. Such sublease income, if any, would offset the cash outlays.
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
     At March 31, 2009, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.
     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We designated the swap as a cash flow hedge to manage market risk from changes in interest rates on a portion of our variable rate term loans. We recognize cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income to the extent of effectiveness. Any ineffectiveness on the swap would be recognized in the consolidated statements of income. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense. The use of an interest rate swap exposes us to counterparty credit risk in the event of non performance by counterparties. As of March 31, 2009, we were not exposed to significant counterparty risk. During the three months ended March 31, 2009 there was no gain or loss due to ineffectiveness and we recorded a $1.6 million in interest expense associated with differentials paid under the instrument. As of March 31, 2009, we had an $8.3 million liability recorded in other non-current liabilities related to this interest rate derivative and we recorded a $0.5 million unrealized gain, net of taxes of $0.8 million, to accumulated other comprehensive income for the three months ended March 31, 2009.
     Other than our previously disclosed contractual obligations of $410.3 million and the $165.0 million interest rate swap agreement, we did not have, at March 31, 2009, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.
     Our market risk associated with the credit agreement relates to changes in interest rates. As of March 31, 2009, borrowings under the credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the credit agreement at March 31, 2009, each quarter point change in market interest rates would result in approximately a $0.2 million change in annual interest expense, after considering the impact of our interest rate swap agreement.
     We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2009, we had net assets of approximately $81.7 million with a functional currency of the UK Pounds Sterling and $28.1 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At March 31, 2009, we had net assets denominated in the non functional currency of approximately $0.7 million. As such, a ten percent change in the value of the local currency would result in a $0.1 million currency transaction gain or loss in our results of operations.
Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
     We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     During the three months ended March 31, 2009, there has not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2009, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption	Purchaser or	Assets
Date	Securities	Consideration (a)	Claimed (b)	“Recipient”	Purchased
January 24, 2009	Common Stock	14,865	Section 4(2)	Tedd Avey & Associates Ltd.	(c)
March 16, 2009	Common Stock	47,018	Section 4(2)	Chicago Partners, LLC	(d)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owner(s) of the entity.

(d)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
Item 6. Exhibits
     The following exhibits are filed with the Form 10-Q:

Exhibit 31.1	-	Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2	-	Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1	-	Section 1350 Certification

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

Date: May 7, 2009