Form 10-Q
period 2009-06-30
NAVIGANT CONSULTING INC
filed 2009-07-27
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the six months ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 27, 2009, 50.0 million shares of the Registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2009
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,132	$23,134
Accounts receivable, net	187,201	170,464
Prepaid expenses and other current assets	15,617	13,455
Deferred income tax assets	19,367	21,494

Total current assets	227,317	228,547
Property and equipment, net	47,045	45,151
Intangible assets, net	33,956	38,108
Goodwill	475,777	463,058
Other assets	15,592	17,529

Total assets	$799,687	$792,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,545	$8,511
Accrued liabilities	9,404	10,086
Accrued compensation-related costs	43,602	72,701
Income taxes payable	557	1,371
Notes payable	4,170	4,173
Term loan — current	2,250	2,250
Other current liabilities	37,106	31,467

Total current liabilities	106,634	130,559
Non-current liabilities:
Deferred income tax liabilities	30,121	28,511
Other non-current liabilities	25,022	37,336
Term loan non-current	218,250	219,375
Bank debt non-current	19,217	10,854

Total non-current liabilities	292,610	296,076

Total liabilities	399,244	426,635

Stockholders’ equity:
Preferred stock	—	—
Common stock	60	59
Additional paid-in capital	556,036	555,737
Deferred stock issuance, net	—	985
Treasury stock	(218,798)	(231,071)
Retained earnings	78,057	69,239
Accumulated other comprehensive loss	(14,912)	(29,191)

Total stockholders’ equity	400,443	365,758

Total liabilities and stockholders’ equity	$799,687	$792,393

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended
	June 30,
	2009	2008
Revenues before reimbursements	$157,332	$189,385
Reimbursements	16,224	22,023

Total revenues	173,556	211,408
Cost of services before reimbursable expenses	101,967	113,852
Reimbursable expenses	16,224	22,023

Total costs of services	118,191	135,875
General and administrative expenses	33,513	41,071
Depreciation expense	4,320	4,381
Amortization expense	3,392	4,597
Other operating costs:
Office consolidation	4,612	2,575

Operating income	9,528	22,909
Interest expense	3,952	5,618
Interest income	(312)	(225)
Other income, net	(87)	(68)

Income before income tax expense	5,975	17,584
Income tax expense	2,590	7,598

Net income	$3,385	$9,986

Basic net income per share	$0.07	$0.21
Shares used in computing income per basic share	48,213	46,511
Diluted net income per share	$0.07	$0.21
Shares used in computing income per diluted share	49,756	48,257

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the six months ended
	June 30,
	2009	2008
Revenues before reimbursements	$324,544	$373,679
Reimbursements	31,374	44,868

Total revenues	355,918	418,547
Cost of services before reimbursable expenses	212,234	226,925
Reimbursable expenses	31,374	44,868

Total costs of services	243,608	271,793
General and administrative expenses	68,406	79,084
Depreciation expense	8,960	8,546
Amortization expense	7,012	8,824
Other operating costs:
Office consolidation	5,520	4,093

Operating income	22,412	46,207
Interest expense	7,920	10,220
Interest income	(608)	(497)
Other income, net	(408)	(63)

Income before income tax expense	15,508	36,547
Income tax expense	6,690	15,655

Net income	$8,818	$20,892

Basic net income per share	$0.18	$0.45
Shares used in computing income per basic share	47,828	46,305
Diluted net income per share	$0.18	$0.44
Shares used in computing income per diluted share	49,604	47,548
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$8,818	$20,892
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions of businesses:
Depreciation expense	8,960	8,546
Depreciation expense-office consolidation	995	1,488
Amortization expense	7,012	8,824
Share-based compensation expense	4,465	6,577
Accretion of interest expense	499	343
Allowance for doubtful accounts receivable	8,110	9,470
Deferred income taxes	1,472	(4,579)
Other, net	—	(14)
Changes in assets and liabilities:
Accounts receivable	(21,358)	(24,325)
Prepaid expenses and other assets	(74)	(19,017)
Accounts payable	932	1,525
Accrued liabilities	(591)	2,246
Accrued compensation-related costs	(29,523)	(12,971)
Income taxes payable	902	2,758
Other current liabilities	2,147	(2,331)

Net cash used in operating activities	(7,234)	(568)

Cash flows from investing activities:
Purchases of property and equipment	(12,352)	(3,964)
Acquisitions of businesses	(1,875)	(50,000)
Payments of acquisition liabilities	(2,821)	(3,154)
Other, net	(109)	(352)

Net cash used in investing activities	(17,157)	(57,470)

Cash flows from financing activities:
Issuances of common stock	2,317	4,078
Payments of notes payable	(355)	(499)
Borrowings from banks, net of repayments	6,113	53,599
Payments of term loan installments	(1,125)	(1,125)
Other, net	(814)	649

Net cash provided by financing activities	6,136	56,702

Effect of exchange rate changes on cash	253	—

Net decrease in cash and cash equivalents	(18,002)	(1,336)
Cash and cash equivalents at beginning of the period	23,134	11,656

Cash and cash equivalents at end of the period	$5,132	$10,320

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
     The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.
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
Note 2. Acquisitions
     On February 23, 2009, we acquired assets of Morse PLC’s Investment Management Consulting Business from Morse PLC located in the UK for $1.9 million in cash paid at closing. As part of the purchase price allocation, we recorded $0.4 million in identifiable intangible assets and $1.6 million in goodwill, which includes a deferred tax adjustment of $0.1 million. This acquisition consisted of 26 consulting professionals and has been included in the International Consulting Operations segment.
     On May 1, 2008, we acquired the assets of Chicago Partners, LLC (“Chicago Partners”) for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million, the first and second of which have been paid and the remaining two of which will be paid on each of the second and third year anniversaries of the closing. We acquired assets of $16.7 million, including $15.8 million in accounts receivable, net of an allowance for doubtful accounts, and assumed liabilities of $7.0 million. We paid $0.5 million in acquisition-related costs. We recorded $2.8 million of liabilities for obligations related to lease exit costs for office space assumed in the acquisition. The obligation recorded for real estate lease exit costs is based on foregone rent payments for the remainder of the lease term less assumed sublease income. As of June 30, 2009, we have not secured subtenants to occupy the office space assumed in the acquisition. As part of the original purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.6 million in goodwill. The purchase agreement provided for an adjustment of the purchase price for the difference in net assets acquired compared to the target net assets. The purchase price paid in cash at closing was funded under our credit facility.
     Subsequent to the original acquisition date, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75 percent in cash and 25 percent in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. As of December 31, 2008, we recorded a liability for additional purchase price payments of approximately $3.0 million associated with additional purchase consideration earned during

2008. During the three months ended March 31, 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance and accordingly adjusted the $3.0 million accrual for earnout payments recorded at December 31, 2008 to $2.3 million at March 31, 2009, which also impacted goodwill.
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
Pro Forma Information
     The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the first quarter 2009 acquisition noted above and the acquisitions completed during 2008 had occurred at the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues	$173,556	$219,694	$356,965	$444,128
Net income	$3,385	$10,549	$8,987	$23,206
Basic net income per share	$0.07	$0.22	$0.19	$0.49
Diluted net income per share	$0.07	$0.22	$0.18	$0.48
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

     Information on the segment operations have been summarized as follows (shown in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues:
North American Dispute and Investigative Services	$72,225	$88,602	$144,855	$179,604
North American Business Consulting Services	69,356	92,045	148,995	188,386
International Consulting Operations	17,820	23,098	33,866	42,894
Economic Consulting Services	14,155	7,663	28,202	7,663

Total revenues	$173,556	$211,408	$355,918	$418,547

Segment operating profit:
North American Dispute and Investigative Services	$25,681	$33,753	$51,131	$68,776
North American Business Consulting Services	23,356	33,993	49,747	67,323
International Consulting Operations	4,070	8,179	8,091	13,562
Economic Consulting Services	4,888	2,948	9,532	2,948

Total combined segment operating profit	57,995	78,873	118,501	152,609

Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	33,513	41,071	68,406	79,084
Depreciation expense	4,320	4,381	8,960	8,546
Amortization expense	3,392	4,597	7,012	8,824
Long term compensation expense related to consulting personnel (including share based compensation expense)	2,630	3,340	6,191	5,855
Other operating costs	4,612	2,575	5,520	4,093
Other expense, net	3,553	5,325	6,904	9,660

Total unallocated expenses, net	52,020	61,289	102,993	116,062

Income before income tax expense	$5,975	$17,584	$15,508	$36,547

     Long term compensation expense related to consulting personnel includes share based compensation expense and compensation expense attributed to forgivable loans (see note 8 of the unaudited consolidated financial statements).
     During the three and six months ended June 30, 2009, we recorded $4.6 million and $5.5 million, respectively, in other operating costs compared to $2.6 million and $4.1 million for the corresponding periods in 2008. These costs were not allocated to segment operating costs. See note 12-Other Operating Costs.
     The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. We record accounts receivable, goodwill and intangible assets on a segment basis. Other balance sheet amounts are not maintained on a segment basis.
     Total assets by segment were as follows (shown in thousands):

	June 30,	December 31,
	2009	2008
North American Dispute and Investigative Services	$303,752	$287,225
North American Business Consulting Services	230,756	236,419
International Consulting Operations	85,858	73,897
Economic Consulting Services	76,568	74,089
Unallocated assets	102,753	120,763

Total assets	$799,687	$792,393

Note 4. Goodwill and Intangible Assets
     Goodwill and other intangible assets consisted of (shown in thousands):

	June 30,	December 31,
	2009	2008
Goodwill	$481,202	$468,483
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	475,777	463,058
Intangible assets:
Client lists and relationships	62,471	58,834
Non-compete agreements	19,362	18,878
Other	18,225	17,470

Intangible assets, at cost	100,058	95,182
Less—accumulated amortization	(66,102)	(57,074)

Intangible assets, net	33,956	38,108

Goodwill and intangible assets, net	$509,733	$501,166

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform an annual goodwill impairment test and more frequently if events or circumstances indicate that goodwill may be impaired. Our annual test is completed in the second quarter of each year. During the second quarter of 2009, we completed an annual impairment test of our goodwill balances as of May 31, 2009. There was no indication of impairment based on our analysis.
     During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets and that the excess of estimated fair value over the net asset carrying value for all reporting units decreased relative to the prior year test. As of date of our analysis, the excess of estimated fair value over net asset carrying value of the North American Business Consulting Services reporting unit and the North American Dispute and Investigative Services reporting unit was approximately 40% and 25% of the estimated fair value, respectively. The excess of estimated fair value over the net asset carrying value of the International Consulting Operations and Economic Consulting Services reporting units were both approximately 20% of the estimated fair value and given the smaller size of these reporting units the relative dollars of the excess is substantially smaller than the other two reporting units. Further, the estimated fair value of the International Consulting Operations and Economic Consulting Services reporting units may be more volatile due to the reporting units’ smaller size and higher expected earnings growth rates. Also, given the International Consulting Operations reporting unit’s geographic market, its excess may be more volatile. Additionally, the Economic Consulting Services reporting unit was recently acquired as one acquisition and thus its excess is dependent on the success of such acquisition.
     In accordance with SFAS No. 142, we will be required to consider whether or not the fair value of each of the reporting units could have fallen below its carrying value. We will consider the elements outlined in SFAS No. 142 and other factors including, but not limited to, changes in the business climate in which we operate, recent disruptions in the financial markets, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. As a result of this review we will be required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date. We will continue to monitor these factors and we may perform additional impairment tests as appropriate in future periods.
     As prescribed by SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” we review our intangible asset values on a periodic basis. We review long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or upon the occurrence of any triggering event as defined in SFAS No. 144. As of June 30, 2009, there was no indication of impairment related to our intangible assets. As summarized in the table above, we had $34.0 million in intangible assets, net of accumulated amortization, as of June 30, 2009. Of the $34.0 million balance, $26.0 million related to customer lists and relationships, $4.4 million related to non-compete agreements and $3.6 million related to other intangible assets. As of June 30, 2009, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 4.6 years, 2.5 years and 4.3 years, respectively. We have reviewed the estimated period of consumption for our intangible assets and the remaining useful lives appear reasonable. At June 30, 2009, the weighted average remaining life for our intangible assets in total was 4.3 years. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives.
     On January 1, 2009, we adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157” as it relates to nonrecurring fair value measurement requirements for non-financial assets and liabilities. Our adoption of SFAS No. 157 did not have a material impact on our financial statements for the six months ended June 30, 2009. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).
     We use various methods to determine fair value, including market, income, and cost approaches. With these approaches, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to valuation can be readily observable, market-corroborated, or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
     The fair value measurements used for our goodwill impairment testing uses significant unobservable Level 3 inputs which reflect our own assumptions about the assumptions that market participants would use in measuring fair value including assumptions about risk.
     The changes in carrying values of goodwill and intangible assets were as follows (shown in thousands):

	For the six months ended
	June 30,
	2009	2008
Beginning of period—Goodwill, net	$463,058	$430,768
Goodwill acquired during the period	1,842	60,581
Adjustments to goodwill	—	(6,905)
Foreign currency translation —goodwill	10,877	(1,101)

End of period—Goodwill, net	$475,777	$483,343

Beginning of period—Intangible assets, net	$38,108	$57,755
Intangible assets acquired during the period	261	4,312
Adjustments to intangible assets	(270)	—
Foreign currency translation—intangible assets, net	2,869	(340)
Less —amortization expense	(7,012)	(8,824)

End of period—Intangible assets, net	$33,956	$52,903

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
     During the six months ended June 30, 2009, we recorded $1.6 million in goodwill and $0.4 million in intangible assets as part of the purchase price allocation of a business that we acquired during the first quarter 2009.
     As of June 30, 2009, goodwill and intangible assets, net of amortization, was $218.9 million for North American Dispute and Investigative Services, $168.9 million for North American Business Consulting Services, $63.1 million for International Consulting Operations and $58.8 million for Economic Consulting Services.
     Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2008, based on intangible assets recorded at June 30, 2009 (shown in thousands):

Year ending December 31,	Amount
2009	$13,043
2010	10,120
2011	8,018
2012	4,598
2013	3,437
Thereafter	1,752

Total	$40,968

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
     For the three and six months ended June 30, 2009 and 2008, the components of basic and diluted shares (shown in thousands) (based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Common stock outstanding	48,202	46,413	47,806	46,201
Business combination obligations payable in a fixed number of shares	11	98	22	104

Basic shares	48,213	46,511	47,828	46,305
Employee stock options	349	500	350	471
Restricted shares and stock units	100	417	180	319
Business combination obligations payable in a fixed dollar amount of shares	1,056	824	1,201	450
Contingently issuable shares	38	5	45	3

Diluted shares	49,756	48,257	49,604	47,548

     For the three months ended June 30, 2009 and 2008, we had outstanding stock options for approximately 350,000 and 318,000 shares, respectively, which were excluded from the computation of diluted shares. For the six months ended June 30, 2009 and 2008, we had outstanding stock options for approximately 356,000 and 400,000 shares, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.
     In connection with certain business acquisitions, we are obligated to issue a certain number of shares of our common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance are included in the diluted earnings per share calculation. As part of the Chicago Partners acquisition, we are obligated to issue shares of our common stock based on a fixed dollar amount of $5.8 million on May 1, 2010 and 2011. For the three and six months ended June 30, 2009, the diluted share computation included 0.9 million shares related to the Chicago Partners deferred purchase price obligations.
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

Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2009 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2009	$365,758	47,319
Comprehensive income	23,097	—
Stock issued in acquisition-related transactions	6,992	596
Cash proceeds from employee stock option exercises and employee stock purchases	2,317	242
Net settlement of employee taxes on taxable compensation related to the vesting of restricted stock	(991)	(79)
Tax deficiencies on stock options exercised and restricted stock vested, net of tax benefits	(1,195)	—
Vesting of restricted stock	—	382
Share-based compensation expense	4,465	—

Stockholders’ equity at June 30, 2009	$400,443	48,460

     During the three months ended June 30, 2009, we issued approximately 441,000 shares of our common stock in connection with the $5.75 million deferred purchase price obligation relating to the Chicago Partners acquisition. In addition, during the three months ended June 30, 2009, we issued 102,000 shares of our common stock as part of deferred purchase price payments related to an acquisition from a prior year. The $7.0 million contribution to stockholders’ equity related to stock issued in acquisition-related transactions had been recorded in current liabilities prior to the issuance of the shares.
Note 7. Share-based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Amortization of restricted stock awards	$1,699	$2,573	$3,873	$5,746
Amortization of stock option awards	211	174	323	360
Fair value adjustment for variable accounting awards	(5)	13	(45)	120
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	54	284	314	593
Other share-based compensation expense	—	—	—	(242)

Total share-based compensation expense	$1,959	$3,044	$4,465	$6,577

     Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of services	$1,333	$2,399	$3,259	$4,914
General and administrative expenses	626	645	1,206	1,663

Total share-based compensation expense	$1,959	$3,044	$4,465	$6,577

Restricted Stock Outstanding
     As of June 30, 2009, we had 1.6 million restricted stock awards and equivalent units outstanding at a weighted average measurement price of $17.50 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.
     The following table summarizes restricted stock activity for the six months ended June 30, 2009 and 2008:

	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock and equivalents outstanding at beginning of the period	1,678	$19.00	2,264	$19.45
Granted	308	12.63	66	19.32
Vested	(382)	20.72	(321)	20.45
Forfeited	(39)	19.81	(157)	20.04

Restricted stock and equivalents outstanding at end of the period	1,565	$17.50	1,852	$19.45

     As of June 30, 2009, we had $19.0 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately four years.
     On March 13, 2007 and April 30, 2007, we issued a total of 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. The compensation associated with these awards is being recognized over the probable period in which the restricted stock awards will vest. We review the likelihood of required performance achievements on a periodic basis and adjust compensation expense on a prospective basis to reflect any changes in estimates to properly reflect compensation expense over the remaining balance of the service or performance period. During the fourth quarter of 2008, based on operating performance, we changed our estimate and lengthened the amount of time expected for performance achievement of 20 percent of the awards outstanding. During the fourth quarter 2008, the compensation committee of our board of directors approved a 20 percent accelerated vest to occur in March 2009. As such, compensation expense was adjusted prospectively to reflect these changes. For the 2009 performance period, which began January 2009, we have recognized share based compensation expense for another 20 percent of the outstanding award over the remaining five year period of the seven year service period. Compensation expense for the remaining 40 percent restricted stock awards outstanding will commence once the explicit performance period begins or the intrinsic service period starts. As of June 30, 2009, approximately 0.7 million of these restricted stock awards remain outstanding and 0.2 million shares have vested.
     During the three months ended March 31, 2009, our compensation committee of the board of directors approved a new long-term incentive performance program. The program provides for grants of restricted stock awards and/or cash, based on individual employee elections, to key senior practitioners and senior management, excluding named executive officers, for achievement of certain targets related to our consolidated operating performance. These awards, if any, will be based on the annual operating performance year of 2009 and will be granted in March of the following year. Any awards made pursuant to this program will have a three year cliff vesting schedule from the grant date. The program contemplates that the company would offer this opportunity on an annual basis and that future awards, if any, would be based on the annual operating performance of each subsequent annual performance year and be subject to the same eligibility criteria, employee election relative to the vehicle and vesting terms. Compensation expense related to this program for the six months ended June 30, 2009, is not material.

     Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable:
     The components of accounts receivable were as follows (shown in thousands):

	June 30,	December 31,
	2009	2008
Billed amounts	$156,576	$142,503
Engagements in process	55,678	49,319
Allowance for doubtful accounts	(25,053)	(21,358)

Accounts receivable, net	$187,201	$170,464

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
Prepaid expenses and other current assets
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	June 30,	December 31,
	2009	2008
Notes receivable — current	$4,718	$4,595
Other prepaid expenses and other current assets	10,899	8,860

Prepaid expenses and other current assets	$15,617	$13,455

Other assets
     The components of other assets were as follows (shown in thousands):

	June 30,	December 31,
	2009	2008
Notes receivable — non-current	$12,553	$13,905
Prepaid expenses and other non-current assets	3,039	3,624

Other assets	$15,592	$17,529

     Notes receivable represent unsecured forgivable loans with terms of four to five years issued to certain senior consultants for an aggregate of $22.8 million. The loans were issued to retain and motivate highly-skilled professionals. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. Certain events such as death or disability, termination by us for cause or voluntarily by the employee will result in earlier repayment of any unforgiven loan amounts. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.25 percent per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated $0.3 million and $0.6 million for the three months and six months ended June 30, 2009, respectively. During the three months ended June 30, 2009, $3.2 million, in aggregate, of the principal amount of the loans were forgiven as the service and contractual requirements had been performed up to the due dates of the principal amounts payable.

Property and Equipment:
     Property and equipment were comprised of the following (shown in thousands):

	June 30,	December 31,
	2009	2008
Furniture, fixtures and equipment	$51,070	$49,668
Software	25,363	24,056
Leasehold improvements	41,329	40,159

	117,762	113,883
Less: accumulated depreciation and amortization	(70,717)	(68,732)

Property and equipment, net	$47,045	$45,151

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2009	2008
Deferred business acquisition obligations	$6,465	$10,899
Deferred revenue	12,331	13,685
Deferred rent	1,769	2,470
Commitments on abandoned real estate	3,993	1,112
Interest rate swap liability (see note 10)	7,256	—
Other liabilities	5,292	3,301

Total other current liabilities	$37,106	$31,467

     The deferred business acquisition obligations of $6.5 million at June 30, 2009 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of our common stock. The liability for deferred business acquisition obligations has been discounted to net present value. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates.
Other Non-Current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2009	2008
Deferred business acquisition obligations	$6,123	$11,277
Deferred rent — long term	10,403	9,995
Commitments on abandoned real estate	4,192	2,884
Interest rate swap liability (see note 10)	—	9,585
Other non-current liabilities	4,304	3,595

Total other non-current liabilities	$25,022	$37,336

     The deferred business acquisition obligations of $6.1 million at June 30, 2009 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of our common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. The number of shares to be issued will be based on the trading price of our common stock for a period of time prior to the issuance dates. The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2017.

Current Notes Payable:
     As of June 30, 2009, as part of a purchase price agreement for an acquired business, we recorded $4.2 million in current notes payable. As of June 30, 2009, there was no accrued interest on the notes payable.
     Current notes payable were as follows (shown in thousands):

	June 30,	December 31,
	2009	2008
Note related to the Abros acquisition	$—	$362
Note related to the Troika acquisition	4,170	3,811

Total current notes payable	$4,170	$4,173

Note 9. Supplemental Consolidated Cash Flow Information
Non Cash Transactions:
     During the six months ended June 30, 2009 we issued $7.0 million of common stock related to acquisition-related transactions which were recorded in current liabilities.
Other Information:
     Total interest paid during the six months ended June 30, 2009 and 2008 was $7.3 million and $10.2 million, respectively. Total income taxes paid were $4.3 million and $17.2 million during the six months ended June 30, 2009 and 2008, respectively.
Note 10. Comprehensive Income
     Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$3,385	$9,986	$8,818	$20,892
Foreign currency translation adjustment	15,296	406	13,173	(1,521)
Unrealized gain on interest rate derivative, net of income tax expense	623	2,709	1,106	113

Comprehensive income	$19,304	$13,101	$23,097	$19,484

     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We designated the swap as a cash flow hedge to manage market risk from changes in interest rates on a portion of our variable rate term loans. We recognize cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income to the extent of effectiveness. Any ineffectiveness on the swap would be recognized in the consolidated statements of income. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense. The use of an interest rate swap exposes us to counterparty credit risk in the event of non performance by counterparties. As of June 30, 2009, we were not exposed to significant counterparty risk. During the three and six months ended June 30, 2009 there was no gain or loss due to ineffectiveness and we recorded $1.7 million and $3.3 million in interest expense, respectively, associated with differentials paid under the instrument. As of June 30, 2009, we had a $7.3 million liability recorded in other current liabilities related to this interest rate derivative. We recorded $0.6 million and $1.1 million in unrealized gain, net of taxes of $0.4 million and $1.2 million, respectively, to accumulated other comprehensive income for the three and six months ended June 30, 2009, respectively.
     As of June 30, 2009, accumulated other comprehensive income is comprised of foreign currency translation loss of $10.6 million and unrealized net loss on interest rate swap of $4.3 million.
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
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swap liability was valued using counterparty quotations in over-the counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of June 30, 2009, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instrument is classified within level 2.
     Additionally, the value of our bank borrowing credit agreement (see note 11) was estimated to be 4% below its carrying value based on unobservable Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.
Note 11. Bank Borrowings
     As of June 30, 2009, we maintained a bank borrowing credit agreement consisting of a $275 million revolving line of credit with the option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of June 30, 2009, we had aggregate borrowings of $239.7 million compared to $232.5 million as of December 31, 2008. Based on our financial covenant restrictions under our line of credit agreement as of and at June 30, 2009, a maximum of approximately $100 million would be available in additional borrowings on our line of credit.
     At our option borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of June 30, 2009, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of June 30, 2009, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see note 10) was 5.3% and 5.5% for the three and six months ended June 30, 2009 compared to 6.9% and 6.6% for the corresponding periods in 2008.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1, and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2009, under the definitions in the credit agreement, our consolidated leverage ratio was 2.3 and our consolidated fixed charge coverage ratio was 3.5. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of June 30, 2009 and December 31, 2008; however there can be no assurances that we will remain in compliance in the future.

Note 12. Other Operating Costs
     Other operating costs consisted of the following (shown in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Adjustments to office closures obligations, discounted and net of expected sublease income	4,225	1,955	4,525	2,105
Write down of leasehold improvements	—	—	—	500
Accelerated depreciation on leasehold improvements and furniture due to expected office closures	387	620	995	1,488

Total other operating costs	$4,612	$2,575	$5,520	$4,093

     During the three and six months ended June 30, 2009, we recorded $4.6 million and $5.5 million, respectively of office closure related costs which consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements and furniture in offices to be abandoned. During the three months ended June 30, 2009, we recorded $4.2 million for office closure related costs. During the three months ended June 30, 2009, we vacated and relocated one of our New York offices, which resulted in a $3.6 million charge, and we reduced office space in other locations.
     We continue to monitor our estimates for office closure obligations and related expected sublease income which is estimated to begin for certain properties as early as January 2010. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months we expect our cash expenditures to be $3.8 million relating to these obligations.
     The current and non-current liability activity related to office closure obligations are as follows:

Office
Consolidation
Balance at December 31, 2008	$3,996
Charges to operations during the three months ended March 31, 2009	300
Utilized during the three months ended March 31, 2009	(506)

Balance at March 31, 2009	3,790
Charges to operations during the three months ended June 30, 2009	4,225
Utilized during the three months ended June 30, 2009	170

Balance at June 30, 2009	$8,185

     The amounts utilized during the three months ended June 30, 2009 included $0.7 million of rent payments, net of sublease income, offset by $0.9 million of deferred rent credits attributable to the New York exit. Office space reduction costs are not allocated to our business segments.

Item 2.
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success of the our strategy implementation following its strategic business assessment; the success of our cost reduction actions; the success of our organizational changes; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions; pace, timing and integration of acquisitions; impairment charges; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; conflicts of interest; potential loss of clients; our clients’ financial condition and their ability to make payments to us; risks inherent with litigation; higher risk client assignments; professional liability; potential legislative and regulatory changes; continued access to capital; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in our Annual Report on Form 10-K and other filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.
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
     Our revenues, margins and profits have been and will likely continue to be impacted by a significant decline in the United States and world economy. Examples of other impacting events that may affect us both favorably and unfavorably are natural disasters, legislative and regulatory changes, capital market disruptions, reductions in discretionary consulting spending, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.
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
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is not amortized. Goodwill is subject to an impairment test annually and more frequently if events and circumstances indicate that goodwill may be impaired. The impairment test is performed using a two step, fair-value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in SFAS No. 142 which equates to our reporting segments.
     Our test for goodwill impairment is based on the estimated fair value of our reporting units. The estimated fair value of our reporting units is subject to, among other things, changes in our estimated business future growth rate, profit margin, long term outlook and weighted average cost of capital. Our International Consulting Operations and Economic Consulting Services reporting units are most sensitive to those changes as the excess of their fair values over their asset carrying values is generally lower. Considerable management judgment is required to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The achievement of such internal projections and operating plans will be impacted by the overall economic environment, among other factors.
     We perform our annual test in the second quarter of each year. As discussed, in accordance with SFAS 142, we determined the fair value of each reporting unit. This test required us to estimate future cash flows and termination value. The fair value estimate also depended on, among other things, our weighted average cost of capital and working capital requirements. Estimates can also be impacted by, among other things, expected performance, market valuation of comparable companies, ability to retain key personnel, changes in operating segments and competitive environment. There was no indication of impairment based on our analysis.
     During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets and that the excess of estimated fair value over the net asset carrying value for each of our reporting units decreased relative to the prior year test. As of the date of our analysis, the excess of estimated fair value over net asset carrying value of the North American Business Consulting Services reporting unit and the North American Dispute and Investigative Services reporting unit was approximately 40% and 25% of the estimated fair value, respectively. The excess of estimated fair value over the net asset carrying value of the International Consulting Operations and Economic Consulting Services reporting units were both approximately 20% of the estimated fair value and given the smaller size of these reporting units the relative dollars of the excess is substantially smaller than the other two reporting units. Further, the estimated fair value of the International Consulting Operations and Economic Consulting Services reporting units may be more volatile due to the reporting units’ smaller size and higher expected earnings growth rates. Also, given the International Consulting Operations reporting unit’s geographic market, its excess may be more volatile. Additionally, the Economic Consulting Services reporting unit was recently acquired as one acquisition and thus its excess is dependent on the success of such acquisition.
     In accordance with SFAS No. 142, we will be required to consider whether or not the fair value of each of the reporting units could have fallen below its carrying value. We will consider the elements outlined in SFAS No. 142 and other factors including, but not limited to, changes in the business climate in which we operate, recent disruptions in the financial markets, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. As a result of this review we will be required to determine that no such event or condition existed that would cause us to perform an interim goodwill impairment test prior to our next annual test date. We will continue to monitor these factors and we may perform additional impairment tests as appropriate in future interim periods.
     As prescribed by SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” we review our intangible asset values on a periodic basis. We review long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or upon the occurrence of any triggering event as defined in SFAS No. 144. Our intangible assets are subject to changes in estimated fair market values which are determined in part based on our operating performance and expectations for the future. As of June 30, 2009, there was no indication of impairment related to our intangible assets.
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
Other Operating Costs
     We recorded expense and related liabilities associated with office closings and excess space reductions related to a plan to reduce office space as other operating costs. The expense consisted of rent obligations for the offices, net of expected sublease income, and the write down and accelerated depreciation of leasehold improvements reflecting the changes in the estimated useful lives of our abandoned offices. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value. The determination of the expense and related liabilities requires management judgment and could impact our future financial results.
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
     In April 2009, the FASB issued FSP No. FAS 141(4)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. FSP FAS 141(R)-1 is effective for business combinations with an acquisition date on or after June 1, 2009. Our adoption of FSP 141(R)-1 will impact our acquisitions after this date and did not have any impact on our financial condition, results of operations, or cash flows.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasized that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of the multiple valuation techniques may be appropriate. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. Our adoption of FSP 157-4 did not have a material impact on our financial condition, results of operations, or cash flows.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP No. 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSB 107-1 is effective for all reporting periods ending after June 15, 2009. Adoption of FSP 107-1 provides additional disclosure included in Note 10.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date we have adopted SFAS 165 and have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect this pronouncement to have a material impact on our financial condition, results of operations, or cash flows.

Results of Operations
2009 compared to 2008 — For the three and six month periods ended June 30
     We manage our business in four operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of Chicago Partners on May 1, 2008. These segments are generally defined by the nature of their services and geography. The business is managed and resources allocated on the basis of the four operating segments.
     The following table summarizes for comparative purposes certain financial and statistical data for our four segments (Dollar amounts are thousands, except bill rate):

	For the three months ended			For the six months ended
	June 30,		% Increase	June 30,		% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues Before Reimbursements
North American Dispute and Investigative Services	$65,810	$79,305	(17.0%)	$133,057	$163,128	(18.4%)
North American Business Consulting Services	63,566	82,030	(22.5%)	136,338	165,498	(17.6%)
International Consulting Operations	14,698	20,701	(29.0%)	29,004	37,704	(23.1%)
Economic Consulting Services	13,258	7,349	80.4%	26,145	7,349	255.8%

Total revenues before reimbursements	$157,332	$189,385	(16.9%)	$324,544	$373,679	(13.1%)

Total Revenues
North American Dispute and Investigative Services	$72,225	$88,602	(18.5%)	$144,855	$179,604	(19.3%)
North American Business Consulting Services	69,356	92,045	(24.6%)	148,995	188,386	(20.9%)
International Consulting Operations	17,820	23,098	(22.9%)	33,866	42,894	(21.0%)
Economic Consulting Services	14,155	7,663	84.7%	28,202	7,663	268.0%

Total revenues	$173,556	$211,408	(17.9%)	$355,918	$418,547	(15.0%)

Segment Operating Profit
North American Dispute and Investigative Services	$25,681	$33,753	(23.9%)	$51,131	$68,776	(25.7%)
North American Business Consulting Services	23,356	33,993	(31.3%)	49,747	67,323	(26.1%)
International Consulting Operations	4,070	8,179	(50.2%)	8,091	13,562	(40.3%)
Economic Consulting Services	4,888	2,948	65.8%	9,532	2,948	223.3%

Segment Operating Profit	$57,995	$78,873	(26.5%)	$118,501	$152,609	(22.3%)

Average Full Time Equivalent (“FTE”) consultants
North American Dispute and Investigative Services	719	762	(5.6%)	742	779	(4.7%)
North American Business Consulting Services	797	914	(12.8%)	832	927	(10.2%)
International Consulting Operations	216	185	16.8%	212	181	17.1%
Economic Consulting Services	100	55	81.8%	100	28	257.1%

Total	1,832	1,916	(4.4%)	1,886	1,915	(1.5%)

Average Utilization rates based on 1,850 hours
North American Dispute and Investigative Services	71%	77%	(7.8%)	71%	81%	(12.3%)
North American Business Consulting Services	75%	80%	(6.3%)	76%	82%	(7.3%)
International Consulting Operations	62%	76%	(18.4%)	66%	74%	(10.8%)
Economic Consulting Services	87%	88%	(1.1%)	86%	88%	(2.3%)

Total	73%	79%	(7.6%)	74%	81%	(8.6%)

Bill Rate (1)
North American Dispute and Investigative Services	$281	$299	(6.0%)	$282	$296	(4.7%)
North American Business Consulting Services	212	227	(6.6%)	216	220	(1.8%)
International Consulting Operations	230	294	(21.8%)	226	293	(22.9%)
Economic Consulting Services	344	319	7.8%	344	319	7.8%

Total	$250	$266	(6.0%)	$251	$260	(3.5%)

(1)	Excludes the impact of performance based fees.

     Segment operating profit as a percentage of segment revenue before reimbursement for the three and six months ended June 30:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
North American Dispute and Investigative Services	39.0%	42.6%	38.4%	42.2%
North American Business Consulting Services	36.7%	41.4%	36.5%	40.7%
International Consulting Operations	27.7%	39.5%	27.9%	36.0%
Economic Consulting Services	36.9%	40.1%	36.5%	40.1%

Total segment operating profit	36.9%	41.6%	36.5%	40.8%

     Earnings Summary. For the three and six months ended June 30, 2009, net income decreased 66 percent and 58 percent, respectively, compared to the corresponding periods in 2008, primarily as a result of lower revenue. Revenue was negatively impacted by several factors including the weakened economy, longer lead times for client spending decisions, and uncertainties surrounding the regulatory environment and potential stimulus spending. The decrease in revenue was partially offset by lower compensation expenses and lower general and administrative spending in 2009 compared to the corresponding periods in 2008. However, several factors resulted in higher expenses including higher than normal severance-related expense of $4.3 million related to approximately 230 employee reductions that occurred in the first and second quarters of 2009 as we continued to align our staffing needs to the reduced demand for our services, higher office consolidation costs primarily due to the planned relocation of our New York office, and unfavorable changes in the foreign exchange rates relative to the US dollar, which negatively impacted our results, including a $13.1 million negative impact on revenues before reimbursements for the six month period ended June 30, 2009.
     Outlook. We expect our revenue to continue to be challenged by the weakened economy as clients continue to exercise caution in advancing large engagements and assess their own discretionary spending. However, we continue to undertake expense management efforts and cost saving initiatives begun during the first quarter of 2009. These initiatives include staffing reductions, holding base salaries constant, closely managing employee benefits and tighter control over discretionary spending. We also recently completed a strategic assessment of our overall portfolio of businesses and services which will prioritize our capital and resources on large and global opportunities and talent development particularly in the Dispute and Forensic Services, Healthcare and Energy markets.
     Total Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. For the three and six months ended June 30, 2009, revenues before reimbursements decreased 16.9 percent and 13.1 percent, respectively, compared to the corresponding periods in 2008. The decrease in headcount reflects, in part, the decreased demand for our services and our corresponding staffing reductions in recent quarters.
     North American Dispute and Investigative Services. Total revenues for this segment decreased 18.5 percent and 19.3 percent for the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease was mainly a result of 6.0 percent and 4.7 percent decreased bill rates and 7.8 percent and 12.3 percent decreases in utilization for the three and six months ended June 30, 2009, respectively, over the corresponding periods in 2008. Uncertainty in the legal, economic and regulatory environments continues to impact demand, slow the assignment award process, and delay the beginning of sold engagements negatively impacting utilization and the resulting revenue. Additionally, the economic and demand environment have put pressure on bill rates which has had a corresponding impact on revenues.
     North American Business Consulting Services. Total revenues for this segment decreased by 24.6 percent and 20.9 percent for the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease was a result of decreased utilization of 6.3 percent and 7.3 percent and decreased bill rates of 6.6 percent and 1.8 percent during the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008. Headcount also decreased 12.8 and 10.2 percent during the three and six months ended June 30, 2009, respectively, over the corresponding period in 2008 in response to the lower market demand. Additionally, lower use of independent contractors contributed to a 3 and 4 percent decrease in total revenues in the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008. This segment had a significant decrease in demand during 2009 in certain markets including the financial services market due to the recent market disruptions and the healthcare market due to cost pressure on providers resulting from the economic crisis. The segment continues to see a decrease in demand as clients lower their discretionary spending and are deferring decisions related to strategic initiatives.
     International Consulting Operations. Total revenues for this segment decreased 22.9 percent and 21.0 percent for the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The results were negatively impacted in part by unfavorable currency fluctuations due to the weakening UK pound against the US dollar in the three and six months ended

June 30, 2009 compared to the corresponding periods in 2008, by $4.9 million and $11.1 million, respectively. Excluding the foreign exchange impact, total revenue was slightly down for the quarter and increased 5 percent for the six months ended June 30, 2009 when compared to the same periods in 2008. The year to date increase is primarily due the first quarter acquisition of assets of Morse PLC’s Investment Management Consulting Business.
     Economic Consulting Services. This segment commenced operations with our acquisition of Chicago Partners on May 1, 2008. The segment continues to see demand particularly related to antitrust, valuation and structured finance matters.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $102.0 million and $212.2 million for the three and six months ended June 30, 2009, respectively, compared to $113.9 million and $226.9 million for the corresponding periods in 2008, which represented decreases in costs of services before reimbursable expenses of 10.4 percent and 6.5 percent, respectively. Cost of services before reimbursable expenses includes consultant incentive compensation. Incentive compensation is structured to reward consultants based on the achieved business performance under a compensation methodology approved by our management and the compensation committee of our board of directors. Consultant compensation expense was lower in the first and second quarters of 2009 compared to the first and second quarters of 2008, mainly due to lower incentive compensation expense as a result of lower operating performance and profits and wage savings as a result of recent reductions in headcount. This decrease was partially offset by expense amortization relating to long-term incentive and retention agreements entered into during the second and third quarters of 2008, our acquisition of Chicago Partners in May 2008, and severance charges incurred primarily during the first quarter of 2009 as we aligned our resources to the decreased demand. Excluding the impact of acquisitions on average full time equivalent headcount, the decrease in headcount for the three and six months ended June 30, 2009 compared to the corresponding periods in 2008 was 9 and 7 percent, respectively. Cost of services included severance expense of $1.3 million and $3.9 million for the three months and six months ended June 30, 2009, respectively, compared to $1.2 million and $1.4 million for the corresponding periods of 2008.
     As a percentage of revenues before reimbursements, costs of services before reimbursable expenses was 65 percent for each of the three and six months ended June 30, 2009, compared to 60 percent and 61 percent for the three and six months ended June 30, 2008, respectively. The increase in such costs as a percentage of revenue before reimbursements reflects the reduced consultant utilization and severance expense associated with the recent headcount reduction actions. The severance costs resulted in a 1% increase in cost of services as a percentage of revenues before reimbursements for each of the three and six months ended June 30, 2009.
     Segment Operating Profit Margin. For the three and six months ended June 30, 2009 compared to the corresponding periods in 2008, segment operating profit margin decreased approximately 4 percentage points for North American Dispute and Investigative Services. The decrease was primarily due to the decreased revenue and consultant utilization during 2009 compared to strong utilization periods in 2008. Operating profit margin for the North American Business Consulting Services segment decreased approximately 4.5 percentage points during each of the three and six months ended June 30, 2009 compared to the corresponding periods in 2008. The decrease was primarily due to the decreased revenue and consultant utilization. Both the North American Dispute and Investigative Services and North American Business Consulting Services segment operating profit margin were impacted by higher severance costs during the six months ended June 30, 2009 compared to the same period in 2008. The decrease in Economic Consulting Services segment operating margin during the three months ended June 30, 2009 was primarily associated with lower consultant utilization in 2009 compared to a very strong partial quarter in the prior year. International Consulting Operations segment operating profit decreased approximately 12 and 8 percentage points for the three and six months ended June 30, 2009, respectively, when compared to the corresponding periods in 2008. These decreases were the result of decreased revenue and consultant utilization and higher severance expense and costs associated with the integration of its first quarter acquisition of Morse PLC’s Investment Management Consulting Business.
     General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional and administrative services costs and all other support costs.
     General and administrative expenses decreased $7.6 million and $10.7 million, or 18.4 percent and 13.5 percent, for the three and six months ended June 30, 2009, respectively, when compared to the corresponding periods in 2008. The decrease in general and administrative expenses was the result of lower professional fees for legal matters and information technology costs, lower bad debt charges and lower administrative personnel costs due to cost saving initiatives and headcount reductions enacted during 2009. General and administrative expenses were 21 percent of revenues before reimbursements for each of the three and six months ended June 30, 2009, respectively, compared to 22 and 21 percent for each of the corresponding periods in 2008 as the expense reductions were relatively consistent with the decreased revenue levels experienced in 2009. While bad debt expense for the three and six months ended June 30, 2009 was lower than the comparable periods during 2008, we continue to experience higher bad debt expense as a percentage of revenue before reimbursement compared to our recent historical levels.
     Other Operating Costs. During the three and six months ended June 30, 2009, we recorded $4.6 million and $5.5 million, respectively, of office closure related costs, which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. During the second quarter of 2009, we vacated and relocated one of our New York offices, which resulted in a $3.6 million charge, and we reduced office space in other locations.
     We continue to monitor our estimates for office closure obligations and related expected sublease income which is estimated to begin for certain properties as early as January 2010. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months we expect our cash expenditures to be $3.8 million relating to these obligations.
     Amortization Expense. Amortization expense includes primarily the amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.
     For the three and six months ended June 30, 2009, amortization expense was $3.4 million and $7.0 million, respectively, compared to $4.6 million and $8.8 million for the corresponding periods in 2008. The decrease in amortization of intangible assets was primarily due to the lapse of amortization for certain intangible assets as such assets useful lives came to term.
     Interest Expense. Interest expense includes interest on borrowed amounts under our credit agreement, amortization of debt refinancing costs, and accretion of interest related to deferred purchase price obligations.
     For the three and six months ended June 30, 2009, interest expense was $4.0 million and $7.9 million, respectively, compared to $5.6 million and $10.2 million for the corresponding periods in 2008. The decrease in interest expense for the periods in 2009 compared to 2008 was related to lower borrowing balances under our Credit Agreement combined with lower average borrowing rates in 2009. We had higher borrowings in 2008 to finance an acquisition in May 2008. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see note 10 to the Unaudited Consolidated Financial Statements) was 5.3 percent and 5.5 percent for the three and six months ended June 30, 2009 compared to 6.9 percent and 6.6 percent for the corresponding periods in 2008.
     Income tax expense. The effective income tax rate for the three and six months ended June 30, 2009 and 2008 was 43 percent. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates.
Human Capital Resources
     Our human capital resources include consulting professionals and administrative and management personnel. As a result of both recruiting activities and business acquisitions, we have a diverse pool of consultants and administrative support staff with various skills and experience. The following table shows the employee data for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of FTE consultants as of June 30	1,778	1,928	1,778	1,928
Average number of FTE consultants	1,832	1,916	1,886	1,915
Average utilization of consultants, based on industry standard of 1,850 hours	73%	79%	74%	81%
Number of FTE administrative and management personnel as of June 30	535	571	535	571
     The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occur during the period. The decrease in FTE consultants for the three and six months ended June 30, 2009 compared to the corresponding periods in 2008 reflects headcount reductions.
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
Liquidity and Capital Resources
Summary
     We had $5.1 million in cash and cash equivalents at June 30, 2009, compared to $23.1 million at December 31, 2008. Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. As of June 30, 2009, we had total bank debt outstanding of $239.7 million under our credit agreement, compared to $232.5 million as of December 31, 2008.
     We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable, net balance, net of deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, we had DSO of 91 days at June 30, 2009, compared to 73 days at December 31, 2008 and 85 days at June 30, 2008. The increase in DSO is attributable to slower client payments most likely associated with overall economic conditions.
Operating Activities
     Net cash used in operating activities was $7.2 million for the six months ended June 30, 2009, compared to net cash used in operating activities of $0.6 million for the six months ended June 30, 2008. The increase in net cash used in operating activities resulted primarily from the lower net income and increased investments in working capital, primarily associated with an increased investment in accounts receivables as a result of the higher DSO.
Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2009 was $17.2 million, compared to $57.5 million for the six months ended June 30, 2008. During the six months ended June 30, 2008 we paid $50.0 million for the cash portion of the purchase price for Chicago Partners payable at closing. During the same period in 2009, we spent $1.9 million for the acquisition of a business. During the six months ended June 30, 2009, we spent $12.4 million in capital infrastructure, primarily related to leasehold improvements of a new office located in New York and software license agreements. Purchases of property and equipment are expected to be $16 to $19 million for 2009.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2009 was $6.1 million, compared to $56.7 million for the six months ended June 30, 2008. During the six months ended June 30, 2008, we had net borrowings of $52.5 million primarily to finance the cash consideration for our acquisition of Chicago Partners.
Debt, Commitments and Capital
     As of June 30, 2009, we maintained a bank borrowing credit agreement consisting of a $275.0 million revolving line of credit with the option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of June 30, 2009, we had aggregate borrowings of $239.7 million, compared to $232.5 million as of December 31, 2008. Based on our financial covenant restrictions under our line of credit agreement as of and at June 30, 2009, a maximum of approximately $100 million would be available in additional borrowings on our line of credit.
     At our option borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of June 30, 2008, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of June 30, 2009, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see note 10 to the Unaudited Consolidated Financial Statements was 5.3% and 5.5% for the three and six months ended June 30, 2009 compared to 6.9% and 6.6% for the corresponding periods in 2008.

     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2009, under the definitions in the credit agreement, our consolidated leverage ratio was 2.3 and our consolidated fixed charge coverage ratio was 3.5. In addition to the financial covenants, the credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of June 30, 2009 and December 31, 2008; however there can be no assurances that we will remain in compliance in the future.
     As of June 30, 2009, we had total commitments of $375.9 million, which included $12.6 million in deferred business acquisition obligations, payable in cash and common stock, software license agreements of $2.0 million, notes payable of $4.2 million, and $117.5 million in lease commitments. As of June 30, 2009, we had no significant commitments for capital expenditures.
     The following table shows the components of significant commitments as of June 30, 2009 and the scheduled years of payments (shown in thousands):

		From July 1,
		2009 to
		December 31,
Contractual Obligations	Total	2009	2010 to 2011	2012 to 2013	Thereafter
Deferred purchase price obligations	$12,588	$978	$11,610	$—	$—
Software license agreements	1,968	480	1,488	—	—
Notes payable	4,170	4,170	—	—	—
Line of credit	19,217	—	—	19,217	—
Term loan	220,500	1,125	34,875	184,500	—
Lease commitments	117,476	14,306	48,037	29,400	25,733

Total	$375,919	$21,059	$96,010	$233,117	$25,733

     Subsequent to the original acquisition date, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75 percent in cash and 25 percent in our common stock. The additional purchase price payments, if any, will be payable in April of the year following the year such performance targets are attained. During the three months ended March 31, 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance.
     Of the $117.5 million of lease commitments as of June 30, 2009, $25.1 million of such lease commitments related to offices we have abandoned or reduced excess space within, which are available for sublease. Such sublease income, if any, would offset the cash outlays.
     We do not expect to significantly increase or reduce our reserve for uncertain tax positions during the next twelve months.
     We believe that our current cash and cash equivalents, the future cash flows from operations and borrowings under our credit agreement will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event we make significant cash expenditures in the future for major acquisitions or other non-operating activities, we might need additional debt or equity financing, as appropriate. Additionally, our credit agreement is with a syndicate of several banks. These banks could be negatively impacted by the recent disruptions in the financial markets.
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
     As of June 30, 2009, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.
     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. We designated the swap as a cash flow hedge to manage market risk from changes in interest rates on a portion of our variable rate term loans. We recognize cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income to the extent of effectiveness. Any ineffectiveness on the swap would be recognized in the consolidated statements of income. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense. The use of an interest rate swap exposes us to counterparty credit risk in the event of non performance by counterparties. As of June 30, 2009, we were not exposed to significant counterparty risk. During the three and six months ended June 30, 2009 there was no gain or loss due to ineffectiveness and we recorded a $1.7 million and $3.3 million in interest expense respectively associated with differentials paid under the instrument. As of June 30, 2009, we had a $7.3 million liability recorded in other current liabilities related to this interest rate derivative and we recorded a $1.1 million unrealized gain, net of taxes of $1.2 million, to accumulated other comprehensive income for the six months ended June 30, 2009.
     Other than our previously disclosed contractual obligations of $375.9 million and the $165.0 million interest rate swap agreement, we did not have, at June 30, 2009, any other short-term debt, long-term debt, interest rate derivatives, forward exchange agreements, firmly committed foreign currency sales transactions, or derivative commodity instruments.
     Our market risk associated with the credit agreement relates to changes in interest rates. As of June 30, 2009, borrowings under the credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. Based on borrowings under the credit agreement at June 30, 2009, each quarter point change in market interest rates would result in approximately a $0.6 million change in annual interest expense, after considering the impact of our interest rate swap agreement.
     We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2009, we had net assets of approximately $128.3 million with a functional currency of the UK Pounds Sterling and $36.0 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At June 30, 2009, we had net assets denominated in the non functional currency of approximately $0.9 million. As such, a ten percent change in the value of the local currency would result in a $0.1 million currency transaction gain or loss in our results of operations.
Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
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
     During the six months ended June 30, 2009, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2009, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption	Purchaser or	Assets
Date	Securities	Consideration (a)	Claimed (b)	“Recipient”	Purchased
April 28, 2009	Common Stock	440,849	Section 4(2)	Chicago Partners, LLC	(c	)
May 15, 2009	Common Stock	101,539	Section 4(2)	Casas, Benjamin & White, LLC	(c	)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transactions.

(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2009 Annual Meeting of Shareholders was held on May 6, 2009.
     Two nominees, Mr. Thomas A. Gildehaus and Mr. Peter B. Pond were elected as Directors to the board of directors for a term expiring at the Annual Meeting of Stockholders in 2012. The vote for Mr. Gildehaus was 40,031,631 shares for and 4,613,204 shares to withhold authority. The vote for Mr. Pond was 39,115,065 shares for and 5,529,770 shares to withhold authority. Messrs. Goodyear, Thompson, James, and Skinner’s terms as Director continued.
     KPMG LLP was ratified as our independent accountants for the year 2009. The vote for such ratification was 43,308,565 shares for, 1,298,293 shares to withhold authority and 37,977 shares abstained.
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

Date: July 27, 2009