Form 10-Q
period 2009-09-30
NAVIGANT CONSULTING INC
filed 2009-10-30
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the nine months ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 30 2009, 50.0 million shares of the Registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,342	$23,134
Accounts receivable, net	185,129	170,464
Prepaid expenses and other current assets	13,710	13,455
Deferred income tax assets	19,826	21,494

Total current assets	232,007	228,547
Property and equipment, net	43,782	45,151
Intangible assets, net	30,515	38,108
Goodwill	474,134	463,058
Other assets	14,040	17,529

Total assets	$794,478	$792,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,117	$8,511
Accrued liabilities	9,097	10,086
Accrued compensation-related costs	51,716	72,701
Income taxes payable	2,653	1,371
Notes payable	—	4,173
Term loan — current	7,313	2,250
Other current liabilities	36,583	31,467

Total current liabilities	113,479	130,559
Non-current liabilities:
Deferred income tax liabilities	31,512	28,511
Other non-current liabilities	24,477	37,336
Term loan — non-current	212,625	219,375
Bank debt non-current	2,388	10,854

Total non-current liabilities	271,002	296,076

Total liabilities	384,481	426,635

Stockholders’ equity:
Preferred stock	—	—
Common stock	60	59
Additional paid-in capital	557,758	555,737
Deferred stock issuance, net	—	985
Treasury stock	(218,798)	(231,071)
Retained earnings	86,397	69,239
Accumulated other comprehensive loss	(15,420)	(29,191)

Total stockholders’ equity	409,997	365,758

Total liabilities and stockholders’ equity	$794,478	$792,393

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended
	September 30,
	2009	2008
Revenues before reimbursements	$159,153	$178,908
Reimbursements	18,210	19,184

Total revenues	177,363	198,092
Cost of services before reimbursable expenses	100,545	110,083
Reimbursable expenses	18,210	19,184

Total costs of services	118,755	129,267
General and administrative expenses	32,500	41,417
Depreciation expense	4,352	4,330
Amortization expense	3,055	3,955
Other operating costs:
Office consolidation	985	553

Operating income	17,716	18,570
Interest expense	3,671	5,170
Interest income	(300)	(380)
Other income, net	214	93

Income before income tax expense	14,131	13,687
Income tax expense	5,791	5,851

Net income	$8,340	$7,836

Basic net income per share	$0.17	$0.17
Shares used in computing income per basic share	48,493	46,707
Diluted net income per share	$0.17	$0.16
Shares used in computing income per diluted share	49,954	48,895
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the nine months ended
	September 30,
	2009	2008
Revenues before reimbursements	$483,697	$552,587
Reimbursements	49,584	64,052

Total revenues	533,281	616,639
Cost of services before reimbursable expenses	312,779	337,008
Reimbursable expenses	49,584	64,052

Total costs of services	362,363	401,060
General and administrative expenses	100,906	120,501
Depreciation expense	13,312	12,876
Amortization expense	10,067	12,779
Other operating costs:
Office consolidation	6,505	4,646

Operating income	40,128	64,777
Interest expense	11,591	15,390
Interest income	(908)	(877)
Other income, net	(194)	30

Income before income tax expense	29,639	50,234
Income tax expense	12,481	21,506

Net income	$17,158	$28,728

Basic net income per share	$0.36	$0.62
Shares used in computing income per basic share	48,050	46,439
Diluted net income per share	$0.35	$0.60
Shares used in computing income per diluted share	49,720	47,997
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$17,158	$28,728
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions of businesses:
Depreciation expense	13,312	12,876
Depreciation expense-office consolidation	1,110	2,041
Amortization expense	10,067	12,779
Share-based compensation expense	6,010	9,632
Accretion of interest expense	693	704
Allowance for doubtful accounts receivable	14,253	17,201
Deferred income taxes	822	(5,830)
Other, net	—	(273)
Changes in assets and liabilities:
Accounts receivable	(25,550)	(14,058)
Prepaid expenses and other assets	3,352	(15,966)
Accounts payable	(2,495)	2,186
Accrued liabilities	(761)	(500)
Accrued compensation-related costs	(21,326)	1,820
Income taxes payable	4,032	(6,498)
Other current liabilities	2,566	(6,289)

Net cash provided by operating activities	23,243	38,553

Cash flows from investing activities:
Purchases of property and equipment	(13,623)	(5,055)
Acquisitions of businesses	(1,875)	(50,000)
Payments of acquisition liabilities	(2,821)	(3,154)
Other, net	(109)	(863)

Net cash used in investing activities	(18,428)	(59,072)

Cash flows from financing activities:
Issuances of common stock	2,686	5,298
Payments of notes payable	(4,482)	(4,976)
Borrowings from banks, net of repayments	(10,096)	20,995
Payments of term loan installments	(1,688)	(1,687)
Other, net	(888)	(237)

Net cash (used in) provided by financing activities	(14,468)	19,393

Effect of exchange rate changes on cash	(139)	—

Net decrease in cash and cash equivalents	(9,792)	(1,126)
Cash and cash equivalents at beginning of the period	23,134	11,656

Cash and cash equivalents at end of the period	$13,342	$10,530

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
     The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.
     These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Annual Report on Form 10-K, as filed by us with the Securities and Exchange Commission on February 25, 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. We have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
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
     On May 1, 2008, we acquired the assets of Chicago Partners, LLC (“Chicago Partners”) for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million, the first and second of which have been paid and the remaining two of which will be paid on each of the second and third year anniversaries of the closing. We acquired assets of $16.7 million, including $15.8 million in accounts receivable, and assumed liabilities of $7.0 million. We paid $0.5 million in acquisition-related costs. We recorded $2.8 million of liabilities for obligations related to lease exit costs for office space assumed in the acquisition. The obligation recorded for real estate lease exit costs is based on foregone rent payments for the remainder of the lease term less assumed sublease income. As of September 30, 2009, we have secured a subtenant for a portion of the total office space assumed in the acquisition. As part of the original purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.6 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.
     Subsequent to the original acquisition date, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75% in cash and 25% in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. As of December 31, 2008, we recorded a liability for additional purchase price payments of approximately $3.0 million associated with additional purchase consideration earned during 2008. During the three months ended March 31, 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance and accordingly adjusted the $3.0 million accrual for earnout payments recorded at December 31, 2008 to $2.3 million at March 31, 2009, which also impacted goodwill.
     We acquired Chicago Partners to expand our product offerings to our clients. Chicago Partners provides economic and financial analyses of legal and business issues principally for law firms, corporations and government agencies. Chicago Partners had approximately 90 consultants at the time of acquisition. Chicago Partners is managed and resources are allocated based on its results and as such, operates under a fourth operating segment referred to as “Economic Consulting Services.”
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$177,363	$201,958	$534,328	$646,396
Net income	$8,340	$7,965	$17,327	$32,031

Basic net income per share	$0.17	$0.17	$0.36	$0.67
Diluted net income per share	$0.17	$0.16	$0.35	$0.65
Note 3. Segment Information
     We manage our business in four segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. These segments are generally defined by the nature of their services and by geography. The business is managed and resources are allocated on the basis of the four operating segments.
     The North American Dispute and Investigative Services segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery, and regulatory compliance. The clients of this segment are principally law firms, corporate general counsels, and corporate boards.
     The North American Business Consulting Services segment provides strategic, operational, financial, regulatory and technical management consulting services to clients. Services are sold principally through vertical industry practices such as energy, healthcare, financial and insurance. The clients are principally “C” suite and corporate management, government entities and law firms.
     The International Consulting Operations segment provides a mix of dispute and business consulting services to clients predominately outside North America.
     The Economic Consulting Services segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and government agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation and securities litigation.
     In accordance with the disclosure requirements for segment reporting we identified the above four operating segments as reportable segments.

     Information on the segment operations have been summarized as follows (shown in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue before reimbursements:
North American Dispute and Investigative Services	$65,859	$72,363	$198,916	$235,491
North American Business Consulting Services	63,884	74,048	200,222	239,546
International Consulting Operations	15,532	18,311	44,536	56,015
Economic Consulting Services	13,878	14,186	40,023	21,535

Total revenue before reimbursements	$159,153	$178,908	$483,697	$552,587

Total revenues:
North American Dispute and Investigative Services	$72,578	$79,836	$217,433	$259,440
North American Business Consulting Services	70,738	82,902	219,733	271,288
International Consulting Operations	19,423	20,828	53,289	63,722
Economic Consulting Services	14,624	14,526	42,826	22,189

Total revenues	$177,363	$198,092	$533,281	$616,639

Segment operating profit:
North American Dispute and Investigative Services	$28,068	$32,558	$79,199	$101,334
North American Business Consulting Services	24,408	28,047	74,155	95,370
International Consulting Operations	4,105	6,127	12,196	19,689
Economic Consulting Services	5,239	5,954	14,771	8,902

Total combined segment operating profit	61,820	72,686	180,321	225,295

Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	32,500	41,417	100,906	120,501
Depreciation expense	4,352	4,330	13,312	12,876
Amortization expense	3,055	3,955	10,067	12,779
Long term compensation expense related to consulting personnel (including share based compensation expense)	3,212	3,861	9,403	9,716
Other operating costs	985	553	6,505	4,646

Operating income	17,716	18,570	40,128	64,777
Other expense, net	3,585	4,883	10,489	14,543

Income before income tax expense	$14,131	$13,687	$29,639	$50,234

     Long term compensation expense related to consulting personnel includes share based compensation expense and compensation expense attributed to forgivable loans (see note 8 — Supplemental Consolidated Balance Sheet Information).
     During the three and nine months ended September 30, 2009, we recorded $1.0 million and $6.5 million, respectively, in other operating costs compared to $0.6 million and $4.6 million for the corresponding periods in 2008. These costs were not allocated to segment operating costs. See note 12 — Other Operating Costs.
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
     Total assets by segment were as follows (shown in thousands):

	September 30,	December 31,
	2009	2008
North American Dispute and Investigative Services	$298,194	$287,225
North American Business Consulting Services	233,462	236,419
International Consulting Operations	79,288	73,897
Economic Consulting Services	78,834	74,089
Unallocated assets	104,700	120,763

Total assets	$794,478	$792,393

Note 4. Goodwill and Intangible Assets
     Goodwill and other intangible assets consisted of (shown in thousands):

	September 30,	December 31,
	2009	2008
Goodwill	$479,559	$468,483
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	474,134	463,058
Intangible assets:
Client lists and relationships	61,867	58,834
Non-compete agreements	19,429	18,878
Other	18,524	17,470

Intangible assets, at cost	99,820	95,182
Less—accumulated amortization	(69,305)	(57,074)

Intangible assets, net	30,515	38,108

Goodwill and intangible assets, net	$504,649	$501,166

     We are required to perform an annual goodwill impairment test and more frequently if events or circumstances indicate that goodwill may be impaired. Our annual test is completed in the second quarter of each year. During the second quarter of 2009, we completed an annual impairment test of our goodwill balances as of May 31, 2009. There was no indication of impairment based on our analysis.
     During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets and that the excess of estimated fair value over the net asset carrying value for all reporting units decreased relative to the prior year test. As of the date of our May 31, 2009 analysis, the excess of estimated fair value over net asset carrying value of the North American Business Consulting Services reporting unit and the North American Dispute and Investigative Services reporting unit was approximately 40% and 25% of the estimated fair value, respectively. The excess of estimated fair value over the net asset carrying value of the International Consulting Operations and Economic Consulting Services reporting units were both approximately 20% of the estimated fair value and given the smaller size of these reporting units the relative dollars of the excess are substantially smaller than for the other two reporting units. Further, the estimated fair value of the International Consulting Operations and Economic Consulting Services reporting units may be more volatile due to the reporting units’ smaller size and higher expected earnings growth rates. Also, given the International Consulting Operations reporting unit’s international market, its fair market value may be more volatile. Additionally, the Economic Consulting Services reporting unit was recently acquired as one acquisition and its fair market value is dependent on the success of such acquisition. Our fair market value estimates were made as of the date of our analysis and are subject to change.
     We are required to consider whether or not the fair value of each of the reporting units could have fallen below its carrying value. We consider elements and other factors including, but not limited to, changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. As a result of this review we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date. We continue to monitor these factors and we may perform additional impairment tests as appropriate in future periods. As of September 30, 2009, we believe there was no indication of impairment related to our goodwill balances.
     We review our intangible asset values on a periodic basis. We review long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2009, there was no indication of impairment related to our intangible assets. As summarized in the table above, we had $30.5 million in intangible assets, net of accumulated amortization, as of September 30, 2009. Of the $30.5 million balance, $23.4 million related to customer lists and relationships, $3.8 million related to non-compete agreements and $3.3 million related to other intangible assets. As of September 30, 2009, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 4.5 years, 2.4 years and 4.2 years, respectively. We have reviewed the estimated period of consumption for our intangible assets and the remaining useful lives appear reasonable. At September 30, 2009, the weighted average remaining life for our intangible assets in total was 4.2 years. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives.
     We are evaluating and will continue to evaluate our strategic position in several markets. As we review our portfolio of services, we may exit certain markets or reposition certain service offerings within our business. This evaluation may result in us redefining our operating segments and may impact a significant portion of one or more of our reporting units. Such evaluation may result in actions that could occur during our annual planning process, which is traditionally completed during our fourth quarter. If such actions occur, they may be considered triggering events that would result in us performing an interim impairment test of our goodwill and an impairment test of our intangible assets.
     On January 1, 2009, we adopted a new accounting standard which emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Various valuation techniques are outlined in the standard, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The adoption of this new accounting standard did not have a material impact on our financial statements for the nine months ended September 30, 2009.
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
     The fair value measurements used for our goodwill impairment testing use significant unobservable inputs which reflect our own assumptions about the inputs that market participants would use in measuring fair value including risk considerations.
     The changes in carrying values of goodwill and intangible assets were as follows (shown in thousands):

	For the nine months ended
	September 30,
	2009	2008
Beginning of period—Goodwill, net	$463,058	$430,768
Goodwill acquired during the period	1,842	61,184
Adjustments to goodwill	—	(6,905)
Foreign currency translation —goodwill	9,234	(9,989)

End of period—Goodwill, net	$474,134	$475,058

Beginning of period—Intangible assets, net	$38,108	$57,755
Intangible assets acquired during the period	261	4,311
Adjustments to intangible assets	(270)	—
Foreign currency translation—intangible assets, net	2,483	(3,084)
Less —amortization expense	(10,067)	(12,779)

End of period—Intangible assets, net	$30,515	$46,203

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
     During the nine months ended September 30, 2009, we recorded $1.6 million in goodwill and $0.4 million in intangible assets as part of the purchase price allocation of a business that we acquired during the first quarter 2009.
     As of September 30, 2009, goodwill and intangible assets, net of amortization, was $218.5 million for North American Dispute and Investigative Services, $167.8 million for North American Business Consulting Services, $59.7 million for International Consulting Operations and $58.6 million for Economic Consulting Services.

     Below is the estimated annual aggregate amortization expense of intangible assets for each of the five succeeding years and thereafter from December 31, 2008, based on intangible assets recorded at September 30, 2009 (shown in thousands):

Year ending December 31,	Amount
2009 (includes actual amortization year to date)	$13,045
2010	10,050
2011	7,942
2012	4,488
2013	3,322
Thereafter	1,735

Total	$40,582

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
     For the three and nine months ended September 30, 2009 and 2008, the components of basic and diluted shares (shown in thousands) (based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Common stock outstanding	48,493	46,647	48,035	46,350
Business combination obligations payable in a fixed number of shares	—	60	15	89

Basic shares	48,493	46,707	48,050	46,439
Employee stock options	342	432	347	458
Restricted shares and stock units	162	426	174	355
Business combination obligations payable in a fixed dollar amount of shares	895	1,309	1,099	736
Contingently issuable shares	62	21	50	9

Diluted shares	49,954	48,895	49,720	47,997

     For the three months ended September 30, 2009 and 2008, we had outstanding stock options for approximately 317,000 and 420,000 shares, respectively, which were excluded from the computation of diluted shares. For the nine months ended September 30, 2009 and 2008, we had outstanding stock options for approximately 343,000 and 410,000 shares, respectively, which were excluded from the computation of diluted shares. The shares were excluded from the diluted share computation because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.
     In connection with certain business acquisitions, we are obligated to issue a certain number of shares of our common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance are included in the diluted earnings per share calculation. As part of the Chicago Partners acquisition, we are obligated to issue shares of our common stock based on a fixed dollar amount of $5.8 million on May 1, 2010 and 2011. For the three and nine months ended September 30, 2009, the diluted share computation included 0.9 million shares related to the outstanding Chicago Partners deferred purchase price obligations.
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

Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2009 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2009	$365,758	47,319
Comprehensive income	30,929	—
Stock issued in acquisition-related transactions	6,992	596
Cash proceeds from employee stock option exercises and employee stock purchases	2,686	278
Net settlement of employee taxes on taxable compensation related to the vesting of restricted stock	(1,084)	(86)
Tax deficiencies on stock options exercised and restricted stock vested, net of tax benefits	(1,294)	—
Vesting of restricted stock	—	436
Share-based compensation expense	6,010	—

Stockholders’ equity at September 30, 2009	$409,997	48,543

     During the nine months ended September 30, 2009, we issued approximately 441,000 shares of our common stock in connection with the $5.8 million deferred purchase price obligation relating to the Chicago Partners acquisition. In addition, during the nine months ended September 30, 2009, we issued 102,000 shares of our common stock as part of deferred purchase price payments related to an acquisition from a prior year. The $7.0 million contribution to stockholders’ equity related to stock issued in acquisition-related transactions had been recorded in current liabilities prior to the issuance of the shares.
Note 7. Share-based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Amortization of restricted stock awards	$1,297	$2,695	$5,171	$8,441
Amortization of stock option awards	203	175	525	534
Fair value adjustment for variable accounting awards	9	5	(36)	125
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	36	180	350	774
Other share-based compensation expense	—	—	—	(242)

Total share-based compensation expense	$1,545	$3,055	$6,010	$9,632

     Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category (shown in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of services	$955	$2,476	$4,214	$7,390
General and administrative expenses	590	579	1,796	2,242

Total share-based compensation expense	$1,545	$3,055	$6,010	$9,632

Restricted Stock Outstanding
     As of September 30, 2009, we had 1.5 million restricted stock awards outstanding at a weighted average measurement price of $17.39 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.
     The following table summarizes restricted stock activity for the nine months ended September 30, 2009 and 2008:

	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock and equivalents outstanding at beginning of the period	1,678	$19.00	2,264	$19.45
Granted	317	12.67	109	18.17
Vested	(436)	20.51	(423)	20.13
Forfeited	(93)	19.13	(253)	19.46

Restricted stock and equivalents outstanding at end of the period	1,466	$17.39	1,697	$19.08

     As of September 30, 2009, we had $16.7 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately three years.
     On March 13, 2007 and April 30, 2007, we issued a total of 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of an incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. The compensation associated with these awards is being recognized over the probable period in which the restricted stock awards will vest. We review the likelihood of required performance achievements on a periodic basis and adjust compensation expense on a prospective basis to reflect any changes in estimates to properly reflect compensation expense over the remaining balance of the service or performance period. During the fourth quarter of 2008, based on operating performance, we changed our estimate and lengthened the amount of time expected for performance achievement of 20% of the awards outstanding. During the fourth quarter of 2008, the compensation committee of our board of directors approved a 20% accelerated vest to occur in March 2009. As such, compensation expense was adjusted prospectively to reflect these changes. For the 2009 performance period, which began in January of 2009, we are recognizing share-based compensation expense for another 20% of the outstanding award over the remaining five year period of the seven year service period. Compensation expense for the remaining 40% restricted stock awards outstanding will commence once the explicit performance period begins or the intrinsic service period starts. As of September 30, 2009, approximately 0.7 million of these restricted stock awards remain outstanding and 0.2 million shares have vested.
     During the three months ended March 31, 2009, our compensation committee of the board of directors approved a new long-term incentive performance program. The program provides for grants of restricted stock awards and/or cash, based on individual employee elections, to key senior practitioners and senior management, excluding named executive officers, for achievement of certain targets related to our consolidated operating performance. These awards, if any, will be based on the annual operating performance year of 2009 and will be granted in March of the following year. Any awards made pursuant to this program will have a three year cliff vesting schedule from the grant date. The program contemplates that we would offer this opportunity on an annual basis and that future awards, if any, would be based on the annual operating performance of each subsequent annual performance year and be subject to the same eligibility criteria, employee election relative to the vehicle and vesting terms. Compensation expense related to this program for the nine months ended September 30, 2009 was not material.

Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable:
     The components of accounts receivable were as follows (shown in thousands):

	September 30,	December 31,
	2009	2008
Billed amounts	$159,719	$142,503
Engagements in process	54,034	49,319
Allowance for doubtful accounts	(28,624)	(21,358)

Accounts receivable, net	$185,129	$170,464

     Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services. We provide services to and have receivables due from many financial and insurance clients in each of our four segments. Our allowance for doubtful accounts receivable includes balances related to the impact of recent disruptions in the financial markets. Additionally, the overall poor economic environment has resulted in a deterioration in our historical collection experience resulting in increased allowance for doubtful accounts. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.
Prepaid expenses and other current assets:
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	September 30,	December 31,
	2009	2008
Notes receivable — current	$4,845	$4,595
Other prepaid expenses and other current assets	8,865	8,860

Prepaid expenses and other current assets	$13,710	$13,455

Other assets:
     The components of other assets were as follows (shown in thousands):

	September 30,	December 31,
	2009	2008
Notes receivable — non-current	$11,342	$13,905
Prepaid expenses and other non-current assets	2,698	3,624

Other assets	$14,040	$17,529

     Notes receivable represent unsecured forgivable loans with terms of four to five years issued to certain senior practitioners for an aggregate of $22.8 million. The loans were issued to retain and motivate highly-skilled professionals. The principal amount and accrued interest are expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. Certain events such as death or disability, termination by us for cause or voluntarily by the employee will result in earlier repayment of any unforgiven loan amounts. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.25% per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated $0.3 million and $0.9 million for the three months and nine months ended September 30, 2009, respectively. During the nine months ended September 30, 2009, $3.2 million, in aggregate, of the principal amount of the loans were forgiven as the service and contractual requirements had been performed up to the due dates of the principal amounts payable.

Property and Equipment:
     Property and equipment were comprised of the following (shown in thousands):

	September 30,	December 31,
	2009	2008
Furniture, fixtures and equipment	$53,309	$49,668
Software	25,598	24,056
Leasehold improvements	39,877	40,159

	118,784	113,883
Less: accumulated depreciation and amortization	(75,002)	(68,732)

Property and equipment, net	$43,782	$45,151

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	September 30,	December 31,
	2009	2008
Deferred business acquisition obligations	$6,555	$10,899
Deferred revenue	13,180	13,685
Deferred rent	1,690	2,470
Commitments on abandoned real estate	4,001	1,112
Interest rate swap liability (see note 10)	6,035	—
Other liabilities	5,122	3,301

Total other current liabilities	$36,583	$31,467

     The deferred business acquisition obligations of $6.6 million at September 30, 2009 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of our common stock. The liability for deferred business acquisition obligations has been discounted to net present value. The number of shares to be issued will be based on the trading price of our common stock for a specified period of time prior to the issuance dates.
Other Non-Current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	September 30,	December 31,
	2009	2008
Deferred business acquisition obligations	$6,211	$11,277
Deferred rent — long term	9,846	9,995
Commitments on abandoned real estate	4,172	2,884
Interest rate swap liability (see note 10)	—	9,585
Other non-current liabilities	4,248	3,595

Total other non-current liabilities	$24,477	$37,336

     The deferred business acquisition obligations of $6.2 million at September 30, 2009 consisted of cash obligations and obligations to issue a fixed dollar amount of shares of our common stock. The liability amounts for deferred business acquisition obligations have been discounted to net present value. The number of shares to be issued will be based on the trading price of our common stock for a specified period of time prior to the issuance dates. The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2017.
Current Notes Payable:
     Current notes payable were as follows (shown in thousands):

	September 30,	December 31,
	2009	2008
Note related to the Abros acquisition	$—	$362
Note related to the Troika acquisition	—	3,811

Total current notes payable	$—	$4,173

Note 9. Supplemental Consolidated Cash Flow Information
Non Cash Transactions:
     During the nine months ended September 30, 2009 we issued $7.0 million of common stock related to acquisition-related transactions which were recorded in current liabilities.
Other Information:
     Total interest paid during the nine months ended September 30, 2009 and 2008 was $10.6 million and $15.2 million, respectively. Total income taxes paid were $7.6 million and $30.7 million during the nine months ended September 30, 2009 and 2008, respectively.
Note 10. Comprehensive Income
     Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$8,340	$7,836	$17,158	$28,728
Foreign currency translation adjustment	(1,236)	(8,683)	11,937	(10,204)
Unrealized gain on interest rate derivative, net of income tax expense	728	209	1,834	322

Comprehensive income	$7,832	$(638)	$30,929	$18,846

     On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at an interest rate of 5.3% during this period. We designated the swap as a cash flow hedge to manage market risk from changes in interest rates on a portion of our variable rate term loans. We recognize cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income to the extent of effectiveness. Any ineffectiveness on the swap would be recognized in the consolidated statements of income. The differentials to be received or paid under the instrument are recognized in income over the life of the contract as adjustments to interest expense. The use of an interest rate swap exposes us to counterparty credit risk in the event of non-performance by counterparties. As of September 30, 2009, we were not exposed to significant counterparty risk. During the three and nine months ended September 30, 2009 there was no gain or loss due to ineffectiveness and we recorded $2.0 million and $5.3 million in interest expense, respectively, associated with differentials paid under the instrument. As of September 30, 2009, we had a $6.0 million liability recorded in other current liabilities related to this interest rate derivative. We recorded $0.7 million and $1.8 million in unrealized gain, net of taxes of $0.5 million and $1.7 million, respectively, to accumulated other comprehensive income for the three and nine months ended September 30, 2009, respectively.
     As of September 30, 2009, accumulated other comprehensive income is comprised of foreign currency translation loss of $11.8 million and unrealized net loss on interest rate swap of $3.6 million.
     In September 2006, the financial accounting standards board issued a statement which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The implementation during the first quarter of 2008 did not have a material impact on our financial condition, results of operations, or cash flows. We deferred the adoption of this statement with respect to non-financial assets until January 1, 2009 which include goodwill, and intangible assets with indefinite lives. This implementation did not have a material effect on our financial condition, results of operations or cash flows.

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swap liability was valued using counterparty quotations in over-the counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of September 30, 2009, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instrument is classified within Level 2.
     Additionally, the value of our bank borrowing credit agreement (see note 11— Bank Borrowings) was estimated to be 4% below its carrying value based on unobservable Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.
Note 11. Bank Borrowings
     As of September 30, 2009, we maintained a bank borrowing credit agreement consisting of a $275.0 million revolving line of credit which, subject to various bank approvals, has the option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of September 30, 2009, we had aggregate borrowings of $222.3 million compared to $232.5 million as of December 31, 2008. Based on our financial covenant restrictions under our line of credit agreement as of and at September 30, 2009, a maximum of approximately $110.0 million would be available in additional borrowings on our line of credit.
     At our option borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of September 30, 2009, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of September 30, 2009, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see note 10 — Comprehensive Income) was 5.6% and 5.5% for the three and nine months ended September 30, 2009, respectively, compared to 6.2% and 6.5% for the corresponding periods in 2008.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1, and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2009, under the definitions in the credit agreement, our consolidated leverage ratio was 2.2 and our consolidated fixed charge coverage ratio was 3.5. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of September 30, 2009 and December 31, 2008; however there can be no assurances that we will remain in compliance in the future.

Note 12. Other Operating Costs
     Other operating costs consisted of the following (shown in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Adjustments to office closures obligations, discounted and net of expected sublease income	$870	—	$5,395	$2,105
Write down of leasehold improvements	—	—	—	500
Accelerated depreciation on leasehold improvements and furniture due to expected office closures	115	553	1,110	2,041

Total other operating costs	$985	$553	$6,505	$4,646

     During the three and nine months ended September 30, 2009, we recorded $1.0 million and $6.5 million, respectively of office closure related costs which consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements and furniture in offices to be abandoned. During the three months ended September 30, 2009, we reduced office space at our Los Angeles office in excess of our previous estimates. During the nine months ended September 30, 2009 in addition to the reduced office space in Los Angeles we also vacated and relocated one of our New York offices.
     We continue to monitor our estimates for office closure obligations and related expected sublease income which is estimated to begin for certain properties as early as January 2010. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months we expect our cash expenditures to be $4.0 million relating to these obligations.
     The current and non-current liability activity related to office closure obligations are as follows (shown in thousands):

Office
Consolidation
Balance at December 31, 2008	$3,996
Charges to operations during the three months ended March 31, 2009	300
Utilized during the three months ended March 31, 2009	(506)

Balance at March 31, 2009	3,790
Charges to operations during the three months ended June 30, 2009	4,225
Utilized during the three months ended June 30, 2009	170

Balance at June 30, 2009	8,185
Charges to operations during the three months ended September 30, 2009	870
Utilized during the three months ended September 30, 2009	(882)

Balance at September 30, 2009	$8,173

     The amounts utilized during the three months ended September 30, 2009 included $1.1 million of rent payments, net of sublease income, offset by $0.2 million of deferred rent credits attributable to the Los Angeles space reduction.
     The amounts utilized during the three months ended June 30, 2009 included $0.7 million of rent payments, net of sublease income, offset by $0.9 million of deferred rent credits attributable to the New York exit.
     The amounts utilized during the three months ended March 31, 2009 included $0.4 million of rent payments, net of sublease income and $0.1 million of office closure costs.
     Office space reduction costs are not allocated to our business segments.

Item 2.
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success of our strategy implementation following its strategic business assessment; the success of our cost reduction actions; the success of our organizational changes; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions; pace, timing and integration of acquisitions; impairment charges; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; conflicts of interest; potential loss of clients; our clients’ financial condition and their ability to make payments to us; risks inherent with litigation; higher risk client assignments; professional liability; potential legislative and regulatory changes; continued access to capital; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in our Annual Report on Form 10-K and other filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.
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
     Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office-related expenses primarily consist of rent for our offices.

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
Revenue Recognition
     We recognize revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present. There are also client engagements where we are paid a fixed amount for our services. The recording of these fixed revenue amounts requires us to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable or (iii) the straight-line method over the term of the arrangement. From time to time, we also earn incremental revenues. These incremental revenue amounts are generally contingent on a specific event and the incremental revenues are recognized when the contingencies are resolved. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.
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
     We do not amortize goodwill. Goodwill is subject to an impairment test annually and more frequently if events and circumstances indicate that goodwill may be impaired. The impairment test is performed using a two step, fair-value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in the accounting standard for goodwill and other intangible assets which equates to our reporting segments.
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
     We perform our annual test in the second quarter of each year. We determined the fair value of each reporting unit which required us to estimate future cash flows and termination value. The fair value estimate also depended on, among other things, our weighted average cost of capital and working capital requirements. Estimates can also be impacted by, among other things, expected performance, market valuation of comparable companies, ability to retain key personnel, changes in operating segments and competitive environment. There was no indication of impairment based on our analysis.
     During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets and that the excess of estimated fair value over the net asset carrying value for all reporting units decreased relative to the prior year test. As of the date of our May 31, 2009 analysis, the excess of estimated fair value over net asset carrying value of the North American Business Consulting Services reporting unit and the North American Dispute and Investigative Services reporting unit was approximately 40% and 25% of the estimated fair value, respectively. The excess of estimated fair value over the net asset carrying value of the International Consulting Operations and Economic Consulting Services reporting units were both approximately 20% of the estimated fair value and given the smaller size of these reporting units the relative dollars of the excess are substantially smaller than for the other two reporting units. Further, the estimated fair value of the International Consulting Operations and Economic Consulting Services reporting units may be more volatile due to the reporting units’ smaller size and higher expected earnings growth rates. Also, given the International Consulting Operations reporting unit’s international market, its fair market value may be more volatile. Additionally, the Economic Consulting Services reporting unit was recently acquired as one acquisition and its fair market value is dependent on the success of such acquisition. Our fair market value estimates were made as of the date of our analysis and are subject to change.
     We are required to consider whether or not the fair value of each of the reporting units could have fallen below its carrying value. We consider elements and other factors including, but not limited to, changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. As a result of this review we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date. We continue to monitor these factors and we may perform additional impairment tests as appropriate in future periods. As of September 30, 2009, we believe there was no indication of impairment related to our goodwill balances.
     We review our intangible asset values on a periodic basis. We review long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or upon the occurrence of any triggering event. Our intangible assets are subject to changes in estimated fair market values which are determined in part based on our operating performance and expectations for the future. As of September 30, 2009, there was no indication of impairment related to our intangible assets.
     We are evaluating and will continue to evaluate our strategic position in several markets. As we review our portfolio of services, we may exit certain markets or reposition certain service offerings within our business. This evaluation may result in us redefining our operating segments and may impact a significant portion of one or more of our reporting units. Such evaluation may result in actions that could occur during our annual planning process, which is traditionally completed during our fourth quarter. If such actions occur, they may be considered triggering events that would result in us performing an interim impairment test of our goodwill and an impairment test of our intangible assets.
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
     We account for uncertainty in income taxes utilizing a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. Measurement of tax positions requires management judgment related to the uncertainty in income taxes and could impact our effective tax rate.

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued ASC Topic 820, “Fair Value Measurements” (“Topic 820”). Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted this standard during the first quarter of 2008 and the implementation did not have a material impact on our financial condition, results of operations or cash flows. We deferred the adoption of Topic 820 with respect to non-financial assets and liabilities until January 1, 2009. Such non-financial assets and liabilities include goodwill and intangible assets with indefinite lives. Fair value is measured on these assets on a non-recurring basis. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.
     In February 2007, the FASB amended ASC Topic 825, “Financial Instruments” (“Topic 825”). ASC Section 825-10-25 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We adopted the amendment during the first quarter of 2008 and did not apply such election to any of our assets or liabilities.
     In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. Topic 805 also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of Topic 805 on January 1, 2009 will impact all our acquisitions on or after that date.
     In March 2008, the FASB issued an amendment to ASC Topic 815, “Derivatives and Hedging” (“Topic 815”). The amendment expands the disclosure requirements of Topic 815 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for and their effect on the entity’s financial position, financial performance and cash flows. We adopted the provisions of this amendment as of January 1, 2009. Management is adhering to the enhanced disclosure requirements.
     In April 2009, the FASB issued an amendment to ASC Topic 805. Section ASC Topic 805-20-35 was amended to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The amendment is effective for business combinations with an acquisition date on or after June 1, 2009. The adoption of this standard will impact our acquisitions after this date and did not have any impact on our financial condition, results of operations or cash flows.
     In April 2009, the FASB issued further guidance to Topic 820. The amendment provided further guidance on how to determine the fair value of assets and liabilities under Topic 820 in the current economic environment and reemphasized that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of the multiple valuation techniques may be appropriate. The guidance is effective for interim and annual periods ending after June 15, 2009. Adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.
     In April 2009, the FASB issued an amendment to ASC Topic 825 and Topic 270 “Interim Reporting.” The amendment requires disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The amendment is effective for all reporting periods ending after June 15, 2009. Note 10 of our notes to the unaudited financial statements provides additional required disclosure.

     In May 2009, the FASB issued Topic 855 “Subsequent Events” (“Topic 855”). Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. In accordance with this guidance, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of this statement, the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard and as such have eliminated all reference to standards issued prior to the effective date and replaced them with the new codification references.
     In August 2009, the FASB issued Accounting Standards Update 2009-5 “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” The update amended ASC subtopic 820-10 to clarify the fair value measurement of liabilities when a quoted price in an active market for the identical liability is not available and identifies certain valuation techniques to use when measuring the fair value of such a liability. It also clarifies that no separate input is required relating to the existence of a restriction that prevents the transfer of the liability. Adoption of this update did not have a material impact on our statements of financial position, results of operations or cash flow.
     In September 2009, the FASB issued Accounting Standards Update 2009-13 “Revenue Arrangements with Multiple Deliverables”. The update amended ASC subtopic 605-25 “Revenue Recognition — Multiple Deliverables”. The update changes the criteria required to separate deliverables into separate units of accounting when they are sold in bundled arrangements. Previously entities were required to have vendor-specific objective evidence of fair value or other third-party evidence of fair value. The elimination of these requirements to separate deliverables into separate units of accounting will put more focus on a vendor’s assessment of whether delivered items in multiple element arrangements have standalone value. The update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however earlier adoption is permitted. We are currently evaluating the impact of adopting ASU 2009-13 on our statements of financial position, results of operations or cash flow.
Results of Operations
2009 compared to 2008 — For the three and nine month periods ended September 30
     We manage our business in four operating segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of Chicago Partners on May 1, 2008. These segments are generally defined by the nature of their services and geography. The business is managed and resources are allocated on the basis of the four operating segments.

     The following table summarizes for comparative purposes certain financial and statistical data for our four segments (dollar amounts are in thousands, except Average Bill Rate):

	For the three months ended			For the nine months ended
	September 30,		% Increase	September 30,		% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues Before Reimbursements
North American Dispute and Investigative Services	$65,859	$72,363	(9.0%)	$198,916	$235,491	(15.5%)
North American Business Consulting Services	63,884	74,048	(13.7%)	200,222	239,546	(16.4%)
International Consulting Operations	15,532	18,311	(15.2%)	44,536	56,015	(20.5%)
Economic Consulting Services	13,878	14,186	(2.2%)	40,023	21,535	85.9%

Total revenues before reimbursements	$159,153	$178,908	(11.0%)	$483,697	$552,587	(12.5%)

Total Revenues
North American Dispute and Investigative Services	$72,578	$79,836	(9.1%)	$217,433	$259,440	(16.2%)
North American Business Consulting Services	70,738	82,902	(14.7%)	219,733	271,288	(19.0%)
International Consulting Operations	19,423	20,828	(6.7%)	53,289	63,722	(16.4%)
Economic Consulting Services	14,624	14,526	0.7%	42,826	22,189	93.0%

Total revenues	$177,363	$198,092	(10.5%)	$533,281	$616,639	(13.5%)

Segment Operating Profit
North American Dispute and Investigative Services	$28,068	$32,558	(13.8%)	$79,199	$101,334	(21.8%)
North American Business Consulting Services	24,408	28,047	(13.0%)	74,155	95,370	(22.2%)
International Consulting Operations	4,105	6,127	(33.0%)	12,196	19,689	(38.1%)
Economic Consulting Services	5,239	5,954	(12.0%)	14,771	8,902	65.9%

Segment Operating Profit	$61,820	$72,686	(14.9%)	$180,321	$225,295	(20.0%)

Average Full Time Equivalent (“FTE”) consultants
North American Dispute and Investigative Services	673	761	(11.6%)	718	773	(7.1%)
North American Business Consulting Services	756	886	(14.7%)	807	913	(11.6%)
International Consulting Operations	201	189	6.3%	208	183	13.7%
Economic Consulting Services	104	91	14.3%	101	49	106.1%

Total	1,734	1,927	(10.0%)	1,834	1,918	(4.4%)

Average Utilization based on 1,850 hours
North American Dispute and Investigative Services	74%	73%	1.4%	72%	78%	(7.7%)
North American Business Consulting Services	79%	78%	1.3%	77%	81%	(4.9%)
International Consulting Operations	69%	72%	(4.2%)	67%	73%	(8.2%)
Economic Consulting Services	81%	99%	(18.2%)	84%	95%	(11.6%)

Total	76%	76%	(0.0%)	74%	79%	(6.3%)

Average Bill Rate (1)
North American Dispute and Investigative Services	$286	$291	(1.7%)	$283	$295	(4.1%)
North American Business Consulting Services	217	227	(4.4%)	216	222	(2.7%)
International Consulting Operations	247	292	(15.4%)	232	290	(20.0%)
Economic Consulting Services	347	337	3.0%	345	330	4.5%

Total	$255	$265	(3.8%)	$252	$262	(3.8%)

(1)	Excludes the impact of performance based fees.
     Earnings summary. Net income for the three months ended September 30, 2009 increased 6.4% over our prior year third quarter as the impact of significant cost reductions and lower interest and amortization expense more than offset a revenue decline of 10.5% from our prior year third quarter. Our revenue was lower during 2009 compared to the prior year due to reduced consulting spending as our clients face challenging economic conditions.
     Overall utilization for the three months ended September 30, 2009 was consistent with the corresponding period in 2008 while the average bill rate declined during the three months ended September 30, 2009 to $255 from $265 in 2008. Average full time equivalent consultants totaled 1,734 for our third quarter 2009, which was down by approximately 200 from our third quarter 2008 as we moved our staffing to better align with market demand. Currency adversely impacted revenue before reimbursements during the three months ended September 30, 2009 when compared to the corresponding period in the prior year by $2.9 million.
     During the three months ended September 30, 2009, both cost of services before reimbursable expenses and general and administrative expenses continued to run significantly lower than the corresponding expense amounts in 2008, reflecting the impact of numerous cost reduction initiatives implemented throughout 2009. Severance costs for the three months ended September 30, 2009 were $1.5 million, which was comparable to the corresponding period in the prior year.
     For the nine months ended September 30, 2009, revenue and net income were significantly lower than the prior year due to the impact of unprecedented economic conditions on discretionary consulting spend by our clients as well as significant disruption in the law firm channel which has led to delays, postponements and slower consultant spending in our dispute and investigative services segment.
     Overall utilization for the nine months ended September 30, 2009 decreased to 74% from 79% during the corresponding period for 2008 and average bill rate totaled $252 for the nine months ended September 30, 2009, compared to $262 in 2008. Average full time equivalent consultants totaled 1,834 for the nine months ended September 30, 2009, which was down by approximately 100 from the corresponding period in 2008 as we moved our staffing to better align with market demand. Currency adversely impacted revenue before reimbursements during the nine months ended September 30, 2009 when compared to the corresponding period in the prior year by $15.9 million.
     During the nine months ended September 30, 2009, both cost of services before reimbursable expenses and general and administrative expenses were significantly lower than the corresponding expense amounts in 2008, reflecting the impact of numerous cost reduction initiatives implemented throughout 2009. Severance costs for the nine months ended September 30, 2009 were $5.9 million compared to $3.2 million in 2008.

     Outlook. While the market tone has begun to feel more optimistic, we remain cautious and will continue to operate under the disciplines that we put in place earlier in the year. We recently completed a strategic assessment of our overall portfolio of businesses and services and refined our strategy to enhance the firm’s long term value.  Various senior hires and acquisitions are being pursued consistent with our growth plans.  Additionally, certain service lines were discontinued in our third quarter 2009 and further rationalization of other, nonstrategic service areas is likely to continue.  The future financial impacts and timing resulting from either new growth initiatives or other redeployments are difficult to predict.
     Total Revenues before Reimbursements. Most revenues before reimbursements are earned from consultants’ fee revenues that are primarily a function of billable hours, bill rates and consultant headcount. For the three and nine months ended September 30, 2009, revenues before reimbursements decreased 11.0% and 12.5%, respectively, compared to the corresponding periods in 2008. Lower demand for our services due to a weaker economy resulted in lower billable hours and revenue and, consequently, we reduced our consultant headcount.
     Total Revenues. For the three and nine months ended September 30, 2009, total revenue decreased 10.5% and 13.5%, respectively, compared to the corresponding periods in 2008. Total revenue includes revenues before reimbursements and reimbursable costs. Reimbursable costs include independent contractor fees and expenses associated with client engagements. Total revenue decreased as demand for our services decreased due to a weaker economy resulting in less use of independent contractors in certain segments. See below for further discussion describing the impact of lower demand on our total revenue by business segment.
     North American Dispute and Investigative Services. Total revenues for this segment decreased 9.1% and 16.2% for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008. For the three month period the decrease was mainly a result of an 11.6% decrease in headcount. Bill rates and utilization for the quarter were relatively flat. The nine month decrease was mainly a result of a 7.1% decrease in headcount, a 4.1% decrease in bill rate, and a 7.7% decrease in utilization over the corresponding periods in 2008. Uncertainty in the legal, economic and regulatory environments continues to impact demand, slow the assignment award process, and delay the beginning of sold engagements negatively impacting utilization and the resulting revenue. Additionally, the economic and demand environment have put pressure on bill rates, which has had a corresponding negative impact on revenues. However, we believe demand has shown modest signs of strengthening in areas such as financial markets related litigation and investigations, white collar litigation, and construction disputes and advisory services.
     North American Business Consulting Services. Total revenues for this segment decreased by 14.7% and 19.0% for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease was mainly a result of a decrease in headcount of 14.7% and 11.6% during the three and nine months ended September 30, 2009, respectively, over the corresponding periods in 2008 in response to the lower market demand. Revenues were also impacted by a decrease in bill rates of 4.4% and 2.7% during the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008. Projects which are contingent on the attainment of certain performance objectives accounted for a portion of the decrease in revenues for the three and nine months ended September 30, 2009 compared to the corresponding periods in 2008. Additionally, lower use of independent contractors contributed to a portion of the decrease in total revenues, mainly for the nine months ended September 30, 2009, compared to the corresponding period in 2008. This segment had a significant decrease in demand during 2009 in certain markets including the financial and insurance services market due to the recent market disruptions and the healthcare market due to cost pressure on providers resulting from the economic crisis. The segment had slower demand for its services as clients lowered their discretionary spending and deferred decisions related to strategic initiatives. However, more recently, we believe the energy market showed positive signs resulting from our expertise in engagements related to the reduction of greenhouse gas emissions.
     International Consulting Operations. Excluding the impact of unfavorable currency fluctuations, total revenues increased 7.5% and 5.9% for the three and nine months ended September 30, 2009 when compared to the corresponding periods in 2008. The increase was primarily due to higher use of independent contractors in our public services market, increased demand for our services in the UK financial services markets and the first quarter acquisition of the assets of Morse PLC’s Investment Management Consulting Business. The results were negatively impacted in part by unfavorable currency fluctuations due to the weakening UK pound against the US dollar in the three and nine months ended September 30, 2009 compared to the corresponding periods in 2008, by $3.0 million and $14.2 million, respectively, resulting in an overall total revenue decrease of 6.7% and 16.4% for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008.
     Economic Consulting Services. This segment commenced operations with our acquisition of Chicago Partners on May 1, 2008. Total revenues for this segment remained consistent for the three months ended September 30, 2009 compared to the corresponding period in 2008. Headcount increased 14.3% for the three months ended September 30, 2009 compared to the corresponding period of

2008. Utilization decreased from an exceptionally high 99% for the three months ended September 30, 2008 to 81% for the three months ended September 30, 2009. Despite recent softness in the legal and regulatory environment, we believe the market for economics expertise continues to be strong.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses were $100.5 million and $312.8 million for the three and nine months ended September 30, 2009, respectively, compared to $110.1 million and $337.0 million for the corresponding periods in 2008, which represented decreases in costs of services before reimbursable expenses of 8.7% and 7.2%, respectively. The decrease was a result of our cost-saving initiatives which included headcount reductions, managing salary adjustments and reducing discretionary costs. The headcount reductions reduced consultant compensation expense in the first nine months of 2009 compared to the first nine months of 2008, mainly due to wage savings and lower incentive compensation expense as a result of lower operating performance and profits. This decrease was partially offset by expense amortization relating to long-term incentive and retention agreements entered into during the second and third quarters of 2008, our acquisition of Chicago Partners in May 2008, and severance charges incurred primarily during the first quarter of 2009 as we aligned our resources to the decreased demand. Average full-time equivalent headcount decreased 12.6% and 9.7% for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008 when excluding the impact of acquisitions. Cost of services included severance expense of $1.4 million and $5.3 million for the three months and nine months ended September 30, 2009, respectively, compared to $1.4 million and $2.9 million for the corresponding periods of 2008.
     Segment Operating Profit Margin. Segment operating profit as a percentage of segment revenue before reimbursements were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
North American Dispute and Investigative Services	42.6%	45.0%	39.8%	43.0%
North American Business Consulting Services	38.2%	37.9%	37.0%	39.8%
International Consulting Operations	26.4%	33.5%	27.4%	35.1%
Economic Consulting Services	37.8%	42.0%	36.9%	41.3%

Total segment operating profit	38.8%	40.6%	37.3%	40.8%

     For the three and nine months ended September 30, 2009 compared to the corresponding periods in 2008, segment operating profit margin decreased 2.4 percentage points and 3.2 percentage points, respectively, for North American Dispute and Investigative Services. The decrease was primarily due to the decreased revenue and consultant utilization during 2009 compared to strong utilization periods in 2008. Operating profit margin for the North American Business Consulting Services segment increased slightly for the three months ended September 30, 2009 compared to the corresponding period in 2008 and decreased 2.8 percentage points during the nine months ended September 30, 2009 compared to the corresponding period in 2008. The decrease for the year to date period was primarily due to the decreased revenue and consultant utilization. Both the North American Dispute and Investigative Services and North American Business Consulting Services segment operating profit margin were impacted by higher severance costs during the nine months ended September 30, 2009 compared to the corresponding period in 2008. The decrease in Economic Consulting Services segment operating margin during the three and nine months ended September 30, 2009 was primarily associated with lower consultant utilization in 2009 compared to a very strong quarter and partial year in 2008. International Consulting Operations segment operating profit margin decreased 7.1 percentage points and 7.7 percentage points for the three and nine months ended September 30, 2009, respectively, when compared to the corresponding periods in 2008. These decreases were the result of decreased revenue and consultant utilization, higher severance expense and costs associated with the integration of its first quarter acquisition of assets of Morse PLC’s Investment Management Consulting Business.
     General and Administrative Expenses. General and administrative expenses include facility-related costs, salaries and benefits of corporate management and support personnel, allowances for doubtful accounts receivable, professional and administrative services costs and all other support costs.
     General and administrative expenses decreased $8.9 million and $19.6 million, or 21.5% and 16.3%, for the three and nine months ended September 30, 2009, respectively, when compared to the corresponding periods in 2008. The decrease in general and administrative expenses was the result of cost-saving initiatives which included lower discretionary spending and headcount reductions enacted during 2009 which resulted in lower compensation expense and lower incentive compensation expense. General and administrative expenses were 20% and 21% of revenues before reimbursements for the three and nine months ended September 30, 2009, respectively, compared to 23% and 22% for the corresponding periods in 2008 reflecting the cost-saving initiatives discussed above. While bad debt expense for the three and nine months ended September 30, 2009 was lower than the comparable periods during 2008, we continue to experience higher bad debt expense as a percentage of revenue before reimbursement compared to years prior to the recent economic crisis. The higher bad debt expense in recent periods has resulted from higher write-offs and specific reserve allocation due to the overall poor economic environment and increases in our reserves due to the aging of our accounts receivable.

     Other Operating Costs. During the three and nine months ended September 30, 2009, we recorded $1.0 million and $6.5 million, respectively, of office closure related costs, which consisted of adjustments to estimated office closure obligations, changes in estimated sub-lease income, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned in future periods. During the three months ended September 30, 2009, we reduced office space at our Los Angeles office in excess of our previous estimates. During the nine months ended September 30, 2009, in addition to the reduced office space in Los Angeles we also vacated and relocated one of our New York offices.
     We continue to monitor our estimates for office closure obligations and related expected sublease income which is estimated to begin for certain properties by 2010. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months we expect our cash expenditures to be $4.0 million relating to these obligations.
     Amortization Expense. Amortization expense includes primarily the amortization of intangible assets such as customer lists and relationships, and non-compete agreements related to certain business acquisitions.
     For the three and nine months ended September 30, 2009, amortization expense was $3.1 million and $10.1 million, respectively, compared to $4.0 million and $12.8 million for the corresponding periods in 2008. The decrease in amortization of intangible assets was primarily due to the lapse of amortization for certain intangible assets as such assets useful lives came to term.
     Interest Expense. Interest expense includes interest on borrowed amounts under our credit agreement, amortization of debt refinancing costs and accretion of interest related to deferred purchase price obligations.
     For the three and nine months ended September 30, 2009, interest expense was $3.7 million and $11.6 million, respectively, compared to $5.2 million and $15.4 million for the corresponding periods in 2008. The decrease in interest expense for the periods in 2009 compared to 2008 was related to lower borrowing balances under our credit agreement combined with lower average borrowing rates in 2009. We had higher borrowings in 2008 to finance an acquisition in May 2008. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see note 10 to the Unaudited Consolidated Financial Statements) was 5.6% and 5.5% for the three and nine months ended September 30, 2009, respectively, compared to 6.2% and 6.5% for the corresponding periods in 2008.
     Income tax expense. The effective income tax rate for the three and nine months ended September 30, 2009 was 41% and 43%, respectively and for the three and nine months ended September 30, 2008 was 42% and 43%, respectively. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates. The decrease in the third quarter of 2009 compared to the corresponding period in 2008 resulted from benefits from the expiration of certain state and federal statutory periods related to certain income tax contingencies.

Human Capital Resources
     Our human capital resources include consulting professionals and administrative and management personnel. As a result of both recruiting activities and business acquisitions, we have a diverse pool of consultants and administrative support staff with various skills and experience. The following table shows the employee data for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of FTE consultants as of September 30	1,716	1,952	1,716	1,952
Average number of FTE consultants	1,734	1,927	1,834	1,918
Average utilization of consultants, based on industry standard of 1,850 hours	76%	76%	74%	79%
Number of FTE administrative and management personnel as of September 30	514	574	514	574
     The average number of full-time equivalent (“FTE”) consultants is adjusted for part-time status and takes into consideration hiring and attrition which occurred during the period.
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
Liquidity and Capital Resources
Summary
     We had $13.3 million in cash and cash equivalents at September 30, 2009, compared to $23.1 million at December 31, 2008. Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. As of September 30, 2009, we had total bank debt outstanding of $222.3 million under our credit agreement, compared to $232.5 million as of December 31, 2008.
     We calculate accounts receivable days sales outstanding (“DSO”) by dividing the net accounts receivables less deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, we had DSO of 87 days at September 30, 2009, compared to 73 days at December 31, 2008 and 84 days at September 30, 2008. The increase in DSO was attributable to slower client payments associated with specific client situations and overall economic conditions.
Operating Activities
     Net cash provided by operating activities was $23.2 million for the nine months ended September 30, 2009, compared to $38.6 million for the nine months ended September 30, 2008. The decrease in net cash provided by operating activities resulted primarily from lower net income and a slightly increased investment in working capital. The increased investment in working capital year over year is primarily related to higher accounts receivable balances relative to revenue offset by other working capital reductions.
Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2009 was $18.4 million, compared to $59.1 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008 we paid $50.0 million for the cash portion of the purchase price for Chicago Partners payable at closing. During the corresponding period in 2009, we spent $1.9 million for an acquisition of a business. During the nine months ended September 30, 2009, we spent $13.6 million in capital infrastructure, primarily related to leasehold improvements at a new office located in New York and software license agreements. Purchases of property and equipment are estimated to be $16.0 million to $19.0 million for 2009.

Financing Activities
     Net cash used in financing activities for the nine months ended September 30, 2009 was $14.5 million, compared to net cash provided by financing activities of $19.4 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we had $11.8 million net repayments of bank borrowings and we paid $4.5 million of notes payable. During the nine months ended September 30, 2008, we had net borrowings of $19.3 million. During the second quarter of 2008 we borrowed $50.0 million to finance the cash consideration for our acquisition of Chicago Partners.
Debt, Commitments and Capital
     As of September 30, 2009, we maintained a bank borrowing credit agreement consisting of a $275.0 million revolving line of credit which, subject to certain bank approvals, has the option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of September 30, 2009, we had aggregate borrowings of $222.3 million, compared to $232.5 million as of December 31, 2008. Based on our financial covenant restrictions under our line of credit agreement as of and at September 30, 2009, a maximum of approximately $110.0 million would be available in additional borrowings on our line of credit.
     At our option borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of September 30, 2009, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of September 30, 2009, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see note 10 to the Unaudited Consolidated Financial Statements) was 5.6% and 5.5% for the three and nine months ended September 30, 2009, respectively, compared to 6.2% and 6.5% for the corresponding periods in 2008.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2009, under the definitions in the credit agreement, our consolidated leverage ratio was 2.2 and our consolidated fixed charge coverage ratio was 3.5. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of September 30, 2009 and December 31, 2008; however there can be no assurances that we will remain in compliance in the future.
     As of September 30, 2009, we had total commitments of $348.4 million, which included $12.8 million in deferred business acquisition obligations, payable in cash and common stock, software license agreements of $2.0 million, and $111.4 million in lease commitments. As of September 30, 2009, we had no significant commitments for capital expenditures.
     The following table shows the components of significant commitments as of September 30, 2009 and the scheduled years of payments (shown in thousands):

		From October 1,
		2009 to
		December 31,
Contractual Obligations	Total	2009	2010 to 2011	2012 to 2013	Thereafter
Deferred purchase price obligations	$12,766	$989	$11,777	$—	$—
Software license agreements	1,968	480	1,488	—	—
Line of credit	2,388	—	—	2,388	—
Term loan	219,938	563	34,875	184,500	—
Lease commitments	111,386	7,141	48,693	29,819	25,733

Total	$348,446	$9,173	$96,833	$216,707	$25,733

     Of the $96.8 million commitments in 2010 to 2011, in the table above, $12.4 million relates to term loan payments payable in 2010.
     Subsequent to the original acquisition date, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75% in cash and 25% in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year such performance targets are attained. During the three months ended March 31, 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance.
     Of the $111.4 million of lease commitments as of September 30, 2009, $24.5 million of estimated lease commitments related to offices we have abandoned or reduced excess space within, which are available for sublease. Such sublease income, if any, would offset the cash outlays. In October 2009, we entered into a long-term lease agreement to occupy office space in the UK in December 2009 through June 2020. The total future lease payment commitments not reflected in the chart above will be approximately $22.5 million, with lease payments commencing in 2012.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risks relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit agreement and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.
     As of September 30, 2009, borrowings under our credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. Our interest rate swap effectively fixed our LIBOR base rate on $165.0 million of our debt at an interest rate of 5.3%. Based on borrowings under the credit agreement at September 30, 2009 and after considering the impact of our interest rate swap agreement our interest rate exposure is limited to $57.3 million of debt, each quarter point change in market interest rates would result in approximately a $0.1 million change in annual interest expense. Our interest rate swap agreement matures in June 2010.
     As of September 30, 2009, our investments classified as cash equivalents were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.
     We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2009, we had net assets of approximately $104.4 million with a functional currency of the UK Pounds Sterling and $32.8 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At September 30, 2009, we had net assets denominated in the non-functional currency of approximately $14.4 million. As such, a 10.0% change in the value of the local currency would result in approximately $1.4 million currency transaction gain or loss in our results of operations. Subsequent to September 30, 2009 net assets denominated in non-functional currency were reduced to less than $1.0 million.

Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
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
     During the nine months ended September 30, 2009, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.
Item 6. Exhibits
     The following exhibits are filed with the Form 10-Q:

Exhibit 31.1	—	Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.

Exhibit 31.2	—	Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.

Exhibit 32.1	—	Section 1350 Certification.

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

Date: October 30, 2009