Form 10-K
period 2009-12-31
NAVIGANT CONSULTING INC
filed 2010-02-19
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)..  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of February 19, 2010, approximately 50.0 million shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of common stock held by non-affiliates, based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2009, was approximately $628.9 million. The registrant’s Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on April 28, 2010, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Statements included in this Annual Report on Form 10-K, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success and timing of our strategy implementation of our strategic business assessments; the success of the Company’s organizational changes and cost reduction actions; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions; pace, timing and integration of acquisitions; impairment charges; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; conflicts of interest; potential loss of clients; our clients’ financial condition and their ability to make payments to us; risks inherent with litigation; higher risk client assignments; professional liability; potential legislative and regulatory changes; continued access to capital; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in this Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.

Item 1.	Business.

Navigant Consulting, Inc. (referred to throughout this document as “we”, “us” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Professional services include dispute, investigative, financial, operational and business advisory, risk management and regulatory advisory, strategy, economic analysis and transaction advisory solutions. We are not a certified public accounting firm and do not provide audit, attest, or public accounting services. “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and our use of “Navigant” is made under license from Navigant International, Inc.

We are a Delaware corporation headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI”.

(a)	General Development of Business

We had our initial public offering in 1996. Since then, we have grown through recruiting combined with acquisition investments of selective firms that are complementary to our businesses. Since 2005, we have increased our international presence with investments in Canada, China and the United Kingdom.

(b)	Financial Information about Business Segments

We manage our business in four segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of the Chicago Partners business on May 1, 2008 (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions). These segments are generally defined by the nature of their services and by geography. The business is managed and resources are allocated on the basis of the four operating segments.

The North American Dispute and Investigative Services segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery, and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.

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

We have identified the above four operating segments as reportable segments. Segment revenue and segment operating profit (together with a reconciliation to our operating income) for the last three years are included in Note 4-Segment Information to our consolidated financial statements.

The relative percentages of revenues attributable to each segment were as follows:

	For the Year Ended
	December 31,
	2009	2008	2007

North American Dispute and Investigative Services	40.6%	41.7%	42.3%
North American Business Consulting Services	41.2%	43.9%	49.4%
International Consulting Operations	10.3%	9.8%	8.3%
Economic Consulting Services	7.9%	4.6%	—

The relative percentages of segment operating profit attributable to each segment were as follows:

	For the Year Ended
	December 31,
	2009	2008	2007

North American Dispute and Investigative Services	44.8%	44.4%	46.4%
North American Business Consulting Services	41.1%	42.9%	45.4%
International Consulting Operations	6.2%	7.9%	8.2%
Economic Consulting Services	7.9%	4.8%	—

Segment operating profit as a percentage of segment revenue before reimbursement was as follows:

	For the Year Ended December 31,
	2009	2008	2007

North American Dispute and Investigative Services	39.6%	42.8%	42.4%
North American Business Consulting Services	36.1%	40.4%	37.8%
International Consulting Operations	24.1%	33.3%	40.3%
Economic Consulting Services	35.3%	39.5%	—

Total segment operating profit	36.3%	40.7%	40.0%

Total assets by segment were as follows (in thousands):

	December 31,
	2009	2008

North American Dispute and Investigative Services	$294,439	$287,225
North American Business Consulting Services	232,892	236,419
International Consulting Operations	73,197	73,897
Economic Consulting Services	78,533	74,089
Unallocated assets	141,184	120,763

Total assets	$820,245	$792,393

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

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause unusual variations in quarterly revenues and operating results.

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office-related expenses primarily consist of rent for our offices. Other administrative costs include marketing, technology, finance and human capital management.

Service Offerings

We provide wide and varied service offerings to our broad client base. We consider the following to be our key professional services: dispute, investigative, financial, operational and business advisory services, risk management and regulatory advisory services, strategy, economic analysis and transaction advisory solutions.

Industry Sectors

We provide services to and focus on industries undergoing substantial regulatory or structural change. Our service offerings are relevant to most industries and to the public sector. However, we have significant industry-specific knowledge and a large client base in the disputes, economics, construction, energy, financial services and healthcare industries.

Human Capital

As of December 31, 2009, we had 2,287 employees, which represented 2,231 full time equivalent (FTE) employees, which are total employees adjusted for part-time status. Such FTE employees were comprised of 1,666 consultants, 54 project employees and 511 administrative employees. Revenues are primarily generated from services performed by our consultants; therefore, success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts to recruit professionals with significant subject matter expertise and/or consulting experience. Consultants are drawn from the industries we serve, from accounting and other consulting organizations, and from top rated colleges and universities. We try to retain our consultants by offering competitive packages of base and incentive compensation, equity ownership, benefits and challenging careers.

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

In connection with recruiting activities and business acquisitions, our policy is to obtain non-solicitation covenants from senior and some mid-level consultants. Most of these covenants have restrictions that extend 12 months beyond the termination of employment. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to safeguard our existing clients, staff and projects.

We continually review and adjust, if needed, our consultants’ total compensation (to include salaries, annual cash incentive compensation, and other cash and equity incentives) to ensure that it is competitive within the industry, consistent with our performance, and provides us with the ability to achieve target profitability levels. Our compensation structure is reviewed and approved by the compensation committee of our board of directors.

Our bill rates to clients are tiered in accordance with the experience and levels of the consulting staff. We monitor and adjust those bill rates according to the supply and demand of the then-current market conditions for our service offerings and within the various industries we serve.

Competition

The market for consulting services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the global accounting firms, and other local, regional, national, and international consulting firms. Many of these companies are global in scope and have larger teams of personnel, financial, technical, and marketing resources than we do. However, we believe that our independence, experience, reputation, industry focus, and broad range of professional services enable us to compete effectively in the consulting marketplace.

(d)	Other Matters

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 20%, 21% and 24% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Revenues earned from our top 10 clients amounted to 14%, 14% and 15% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. No single client accounted for more than 5% of our total revenues for any of the years ended December 31, 2009, 2008 or 2007. The mix of our largest clients may change from year to year. Some of our top clients, such as certain law firms, are representatives of a number of other clients and those clients may change from year to year.

Non-U.S. Operations

We have offices in Canada, China, and the United Kingdom. In addition, we have clients based in the United States that have international operations. The United Kingdom accounted for 11%, 12% and 10% of our revenue during the years ended December 31, 2009, 2008 and 2007, respectively. No country, other than the United States and the United Kingdom, accounted for more than 10% of our total annual revenues in any of the three years ended December 31, 2009, 2008 and 2007. Our non-U.S. subsidiaries, in the aggregate, represented approximately 16%, or $114.6 million, of our total revenues in 2009 compared to 17%, or $134.0 million, in 2008 and 14%, or $107.4 million, in 2007.

New York Stock Exchange Disclosures

The members of our board of directors and the committees of the board on which they serve as of February 19, 2010 are as follows:

							Nominating
							and
	Audit		Compensation		Executive		Governance
	Committee		Committee		Committee		Committee

Thomas A. Gildehaus	x	(1)	x
William M. Goodyear(2)					x
Cynthia A. Glassman							x
Stephan A. James	x		x				x
Peter B. Pond	x						x	(1)
Samuel K. Skinner			x	(1)	x		x
James R. Thompson					x	(1)
Michael L. Tipsord	x		x

(1)	Chairman

(2)	Chairman of the board of directors

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

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain services obsolete, all of which could have a material adverse effect on our business, results of operations and financial condition. Changes in global economic conditions or the regulatory or legislative landscape could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Although we have implemented cost management measures, if we are unable to appropriately manage costs or if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected. Additionally, significant economic turmoil or financial market disruptions could have a material adverse effect on us. Such events could also adversely impact the availability of financing to our clients and therefore adversely impact our ability to collect amounts due from such clients or cause them to terminate their contracts with us.

We cannot be assured that we will be able to raise capital or obtain debt financing to consummate future acquisitions or to meet required working capital needs or repay amounts owed under our long term credit arrangements.

We maintain a $500 million unsecured credit facility including a term loan agreement and a revolving line of credit agreement to assist in funding short-term and long-term cash requirements. This agreement which expires in 2012 contains certain covenants requiring, among other things, certain levels of interest and debt coverage. Poor performance could cause us to be in default of these covenants. While we were in compliance with the terms of the credit agreement as of December 31, 2009, there can be no assurance that we will remain in compliance in the future. In addition, the current credit facility may not be sufficient to meet the future needs of our business if a decline in financial performance occurs, nor can there be any assurance that we will be able to raise capital or obtain debt financing to affect future acquisitions or to otherwise meet our working capital needs. There can be no assurance that we will be able to repay or refinance our current credit facility as it comes due or refinance our current credit facility at comparable terms. Furthermore, financial institutions that are lenders under our credit facility may be adversely impacted by the economy and unable to meet their obligations under our credit facility.

Furthermore, if our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments to us, our financial position and our financial results would be adversely impacted, which could result in all of the effects described above.

Our business could be impacted by competition and regulatory and legislative changes.

The market for consulting services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the global accounting firms, and other local, regional, national, and international consulting firms. Many of these companies are global in scope and have larger teams of personnel, financial, technical, and marketing resources than we do. Some may have lower overhead and other costs and can compete through lower cost service offerings. There is a risk that downward pressure on pricing may impact our profitability. Many of our clients are in highly regulated industries such as healthcare, energy, financial services and insurance. Regulatory and legislative changes in these industries could impact the market for our service offerings, including potentially rendering certain of our service offerings obsolete. In addition, regulatory and legislative changes could impact the competition for consulting services. These changes could either increase or decrease our competitive position.

Our business has low barriers to entry making it easy for professionals to start their own business or work independently. In addition, it is relatively easy for professionals to change employers. If we cannot compete effectively with or if the costs of competing, including the cost of retaining and hiring professionals becomes too expensive our revenue growth and profitability could be negatively impacted.

Our inability to hire and retain appropriate level of skilled professionals could have an adverse effect on the success of our business.

Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants, senior practitioners and executives could have a serious effect on our ability to meet client needs and to successfully run our business. The loss of a significant number of our employees could have a serious negative effect. In particular, we rely heavily on a group of senior executives and senior practitioners and retaining their services is important to our future success. If individuals leave and we cannot quickly find suitable candidates to replace these individuals or we cannot quickly hire individuals to support our growth it could impact our ability to manage our business. Further, usage restrictions on our equity and any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain and motivate professionals. Compensation and retention related issues are a continuing challenge. Any failures in this regard could impact, among other factors, our revenues, growth and profitability.

Our profitability will suffer if we are not able to maintain current pricing and utilization rates.

Our revenue, and thereby our profitability, is largely based on the bill rates charged to clients and the number of hours our professionals work on client engagements, which we define as the “utilization” of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals, revenues, project profit margins and our profitability will suffer. Bill rates and utilization rates are affected by a number of factors, including:

•	Our ability to predict future demand for services and maintain the appropriate staffing without significant underutilized personnel;

•	Our ability to transition employees from completed projects to new engagements;

•	Our clients’ perceptions of our ability to add value through our services;

•	Our competitors’ pricing of services;

•	The market demand for our services;

•	Our ability to manage our human capital resources and overhead costs, including real estate obligations;

•	Our ability to manage significantly larger and more diverse workforces as we increase the number of our professionals and execute our growth strategies; and

•	The economic, political and regulatory environment as noted above.

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

In the past, we have derived significant revenues from events as inherently unpredictable as the California energy crisis, the Sarbanes-Oxley Act of 2002, the subprime mortgage crisis and significant natural disasters including major hurricanes and earthquakes. Those events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for the challenges they face. These factors limit our ability to predict future revenues and professional staffing levels, which can impact our financial results.

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

We do work for clients that for financial, legal or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher risk engagements and higher risk clients, these efforts may be ineffective and a professional error or omission in one or more of these higher-risk engagements could have a material adverse impact on our financial condition. Examples of higher risk engagements include, but are not limited to:

•	Interim management engagements, usually in hospitals and other healthcare providers;

•	Corporate restructuring engagements, both inside and outside bankruptcy proceedings;

•	Engagements where we deliver a fairness opinion;

•	Engagements where we deliver project management services for large construction projects;

•	Engagements where we deliver a compliance effectiveness opinion; and

•	Engagements involving independent consultants’ reports in support of financings.

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

We have physical offices in the United Kingdom, Canada and China and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including:

•	Cultural and language differences;

•	Employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that adversely affect our financial position and operating results;

•	Burdensome regulatory requirements and other barriers to conducting business;

•	Managing the risks associated with engagements with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act;

•	Greater difficulties in managing and staffing foreign operations;

•	Successful entry and execution in new markets;

•	Restrictions on the repatriation of earnings; and

•	Potentially adverse tax consequences, such as trapped foreign losses.

If we are not able to quickly adapt to our new markets, our business prospects and results of operations could be negatively impacted.

Our work with governmental clients has inherent risks related to the governmental contracting process.

We work for various United States and foreign governmental entities and agencies. These projects have risks that include, but are not limited to, the following:

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

The increased scale and complexity of our businesses may require additional information management systems that we may not be able to implement in a cost effective and timely manner. The challenges of achieving and managing sustained growth may cause strain on our management team, management processes and information technology systems. If we are unsuccessful in meeting these challenges, this may impair our financial results, competitive position and ability to retain our professionals.

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

We have developed our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to goodwill and intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to our current businesses. Any failure to successfully integrate acquired businesses could cause the acquired businesses to fail to achieve expected results, which would in turn, adversely affect our financial performance, including possible impairment of the acquired assets. Additionally, the financing of acquisitions through cash, borrowings or common stock could also impair liquidity or cause significant stock dilution.

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

We have approximately 60 operating leases for office facilities, principally in the United States. Due to acquisitions and growth, we often times have more than one operating lease in the cities in which we have offices. Our office space needs in certain geographic areas may change as our business expands or contracts in those areas. We believe we will be able to adjust our property holdings as needed but we may incur office consolidation expenses associated with reductions in our office space. Following are our principal regional office locations:

United States:	Outside of the United States:

Atlanta, Georgia	China — Hong Kong
Chicago, Illinois	Canada — Toronto
Los Angeles, California	United Kingdom — London
New York, New York
San Francisco, California
Washington D.C.

Item 3.	Legal Proceedings.

From time to time we are party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers as of February 19, 2010:

Name	Office	Age

William M. Goodyear	Chairman of the Board and Chief Executive Officer	61
Julie M. Howard	President and Chief Operating Officer	47
Thomas A. Nardi	Executive Vice President and Chief Financial Officer	55
Monica M. Weed	Vice President, General Counsel and Secretary	49

William M. Goodyear, 61, has served as our Chairman of the Board and Chief Executive Officer since May 2000. He has served as a director since December 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America, Illinois and was President of Bank of America’s Global Private Bank. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank Corporation and BankAmerica Corporation. Mr. Goodyear received his Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and his Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame.

Julie M. Howard, 47, has served as our President since February 2006 and has served as our Chief Operating Officer since 2003. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions with several professional services firms. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Thomas A. Nardi, 55, has served as our Executive Vice President and Chief Financial Officer since November 2008. Previously, Mr. Nardi served as President of Integrys Business Support, a wholly owned unit of Integrys Energy Group, a NYSE public utility and energy company. From 2001 to 2007 he served as Executive Vice President and Chief Financial Officer for Peoples Energy. Prior to joining Peoples, Mr. Nardi spent 19 years at NICOR, one of the nation’s largest gas distribution utilities, where he held a variety of financial and strategic management roles including Corporate Controller and Treasurer. Mr. Nardi began his career in the audit practice of Arthur Andersen. Mr. Nardi received his degree in accounting from Western Illinois University and an MBA from University of Chicago.

Monica M. Weed, 49, has served as our Vice President, General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary, for Information Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal. Ms. Weed received her BA in Classics from Northwestern University, her JD from Northwestern University School of Law and her MBA from Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low

2009
Fourth quarter	$15.46	$12.51
Third quarter	$14.24	$11.90
Second quarter	$14.71	$11.66
First quarter	$15.44	$11.07
2008
Fourth quarter	$20.44	$13.14
Third quarter	$20.72	$15.90
Second quarter	$21.78	$17.87
First quarter	$19.61	$11.19

Holders

As of February 19, 2010, there were approximately 315 holders of record of our shares of common stock.

Distributions

We have not paid dividends and we do not currently anticipate that we will pay any dividend. This policy is reviewed on a periodic basis by our board of directors.

As to all equity securities sold during the reporting period that were not registered, information required with respect to the securities authorized for issuance under our equity compensation plans, including plans that have previously been approved by our stockholders and plans that have not previously been approved by our stockholders, will be set forth in our definitive proxy statement for our annual meeting of stockholders scheduled to be held on April 28, 2010, and such information is incorporated herein by reference.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the peer groups described below. The graph assumes that $100 was invested on December 31, 2004 in each of our common stock, the NYSE Index and the peer groups. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

	Navigant		New	Old
	Consulting	NYSE	Peer	Peer
Measurement Period	Inc.	Index	Group(a)(b)	Group(b)
FYE 12/31/04	$100.00	$100.00	$100.00	$100.00
FYE 12/31/05	82.63	109.41	114.10	105.63
FYE 12/31/06	74.28	132.01	131.24	136.95
FYE 12/31/07	51.38	144.06	139.88	160.18
FYE 12/31/08	59.64	87.67	104.87	130.00
FYE 12/31/09	55.86	112.71	106.58	121.22

Notes:

(a)	The New Peer Group consists of the following companies: Advisory Board Co., Corporate Executive Board, CRA International Inc. (formerly known as Charles River Associates, Inc.), Duff and Phelps, Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Huron Consulting Group Inc., ICF International, Inc., LECG Corporation, Maximus, Inc., Resources Connection, Inc. and Tetra Tech, Inc. The Peer Group is weighted by market capitalization.

(b)	The peer group in our Annual Report on Form 10-K for the year ended December 31, 2008 (the Prior Year Peer Group) included Choice Point, Inc., Towers Watson and Diamond Management & Technology Consultants, Inc. During the year ended December 31, 2009 Choice Point was acquired and no longer is publicly traded, and has been removed from the New Peer Group. In addition, we removed Towers Watson and Diamond Managements & Technology Consultants from the New Peer Group because their business model and size are not comparable to our business model and size. We have added Duff and Phelps and Exponent to the New Peer Group because their business model and size are comparable to our business model and size.

Issuance of Unregistered Securities

During the year ended December 31, 2009, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption		Assets
Date	Securities	Consideration(a)	Claimed(b)	Purchaser or “Recipient”	Purchased

January 24, 2009	Common Stock	14,865	Section 4(2)	Tedd Avey & Associates Ltd.	(c)
March 16, 2009	Common Stock	47,016	Section 4(2)	Chicago Partners, LLC	(d)
April 28, 2009	Common Stock	440,849	Section 4(2)	Chicago Partners, LLC	(d)
May 15, 2009	Common Stock	101,539	Section 4(2)	Casas, Benjamin & White, LLC	(d)

(a)	Does not take into account additional cash or other consideration paid or payable by us as part of the transactions.

(b)	The shares of common stock were issued without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration to purchase substantially all of the equity interests of the entity and, as such, these shares were issued to the owners of the entity.

(d)	Shares represent deferred payment consideration to purchase substantially all of the assets of the recipient.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock during the fourth quarter of the year ended December 31, 2009. On February 23, 2009, the board of directors approved authority to purchase up to $100 million of shares of our common stock in open market or private transactions, until December 31, 2011. We currently have $100 million of availability under that authorization.

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

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

Revenues before reimbursements	$636,748	$727,062	$681,238	$605,105	$508,874
Reimbursements	70,491	83,578	85,820	76,640	66,618

Total revenues	707,239	810,640	767,058	681,745	575,492
Cost of services before reimbursable expenses	416,545	444,035	421,032	349,103	299,180
Reimbursable expenses	70,491	83,578	85,820	76,640	66,618

Total cost of services	487,036	527,613	506,852	425,743	365,798
General and administrative expenses	129,048	155,378	141,430	127,579	100,452
Depreciation expense	17,600	17,302	16,179	13,400	10,213
Amortization expense	13,014	16,386	17,494	9,959	8,538
Other operating costs:
Separation and severance costs	—	—	7,288	—	—
Office consolidation	8,810	5,207	6,750	—	—
Gain on sale of property	—	—	(2,201)	—	—
Litigation charge	—	—	—	7,400	1,250

Operating income	51,731	88,754	73,266	97,664	89,241
Interest expense	15,076	20,146	15,438	4,915	3,976
Interest income	(1,211)	(1,182)	(667)	(402)	(290)
Other income, net	(182)	(62)	(43)	(209)	(403)

Income before income taxes	38,048	69,852	58,538	93,360	85,958
Income tax expense	16,101	29,795	25,142	40,386	36,102

Net income	$21,947	$40,057	$33,396	$52,974	$49,856

Basic income per share	$0.46	$0.86	$0.67	$1.00	$1.00
Shares used in computing income per basic share	48,184	46,601	49,511	52,990	50,011
Diluted income per share	$0.44	$0.83	$0.66	$0.97	$0.95
Shares used in computing income per diluted share	49,795	48,285	50,757	54,703	52,390

	As of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$49,144	$23,134	$11,656	$11,745	$14,871
Working capital	$114,744	$97,988	$102,040	$70,503	$41,640
Total assets	$820,245	$792,393	$778,697	$652,358	$542,863
Non-current liabilities	$268,019	$296,076	$309,425	$36,040	$20,148
Total stockholders’ equity	$418,792	$365,758	$342,753	$486,576	$384,448

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

We are an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Professional services include dispute, investigative, financial, operational and business advisory, risk management and regulatory advisory, strategy, economic analysis and transaction advisory solutions. We provide our services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

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

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements where we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause unusual variations in quarterly revenues and operating results.

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses, and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office-related expenses primarily consist of rent for our offices. Other administrative costs include marketing, technology, finance and human capital management.

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

In connection with recruiting activities and business acquisitions, our policy is to obtain non-solicitation covenants from senior and some mid-level consultants. Most of these covenants have restrictions that extend

12 months beyond termination of employment. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to safeguard our existing clients, staff and projects.

Acquisitions

2009 Acquisitions

On February 23, 2009, we acquired assets of Morse PLC’s Investment Management Consulting Business from Morse PLC located in the United Kingdom for $1.9 million in cash paid at closing. As part of the purchase price allocation, we recorded $0.4 million in identifiable intangible assets and $1.6 million in goodwill, which included a deferred tax adjustment of $0.1 million. This acquisition consisted of 26 consulting professionals and has been included in the International Consulting Operations segment.

On December 31, 2009, we acquired the assets of Summit Blue Consulting, LLC for $13.0 million, which consisted of $11.0 million in cash paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of the closing. As part of the purchase price allocation, we recorded $2.6 million in identifiable intangible assets and $10.4 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired Summit Blue to expand and complement our energy practice with new service lines to our clients. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, had approximately 60 consultants at the time of acquisition and is included in our North American Business Consulting Services segment.

2008 Acquisitions

On May 1, 2008, we acquired the assets of Chicago Partners, LLC for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million, the first and second of which have been paid and the remaining two of which will be paid on each of the second and third year anniversaries of the closing. We acquired assets of $16.7 million, including $15.8 million in accounts receivable and assumed liabilities of $7.0 million. We paid $0.5 million in acquisition-related costs. We recorded $2.8 million of liabilities for obligations related to lease exit costs for office space assumed in the acquisition. The obligation recorded for real estate lease exit costs was based on foregone rent payments for the remainder of the lease term less assumed sublease income. As of December 31, 2009, we have secured a subtenant for a portion of the total office space assumed in the acquisition. As part of the original purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.6 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.

Subsequent to the closing date, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75% in cash and 25% in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year in which such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. As of December 31, 2008, we recorded a liability for additional purchase price payments of approximately $3.0 million associated with additional purchase consideration earned during 2008. During the three months ended March 31, 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance and accordingly adjusted the $3.0 million accrual for earnout payments recorded at December 31, 2008 to $2.3 million at March 31, 2009, which also impacted goodwill. For 2009, Chicago Partners did not attain the required performance targets and therefore did not earn any additional purchase price consideration. As a result, as of December 31, 2009, there were no adjustments to goodwill and purchase price obligations related to 2009 earnout considerations.

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

On December 31, 2008, we acquired the assets of The Bard Group, LLC for $7.2 million, which consisted of $4.6 million in cash and $0.6 million of our common stock paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of closing. On December 31, 2009 we paid the first cash payment of $1.0 million. The common stock and deferred cash payments were recorded at fair value at closing for $0.5 million and $1.9 million, respectively. We acquired assets of $0.7 million and assumed liabilities of $0.7 million. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.4 million in goodwill. Bard provided physician leadership and performance improvement services in the healthcare industry. We acquired Bard to enhance our healthcare practice in the area of providing integration strategy, service line development, and performance excellence. Bard was comprised of 25 consulting professionals located in Boston, Massachusetts at the time of acquisition and was included in North American Business Consulting Services segment.

2007 Acquisitions

On January 5, 2007, we acquired Abros Enterprise Limited for $11.9 million, which consisted of $9.9 million in cash, $1.0 million of our common stock paid at closing, and notes payable totaling $1.0 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $3.3 million, including $1.8 million in cash, and assumed liabilities of $1.4 million. As part of the purchase price allocation, we recorded $4.0 million in identifiable intangible assets and $8.1 million in goodwill, which included $1.2 million of deferred income taxes. Additionally, we paid $0.4 million of acquisition-related costs. As part of the purchase agreement, we acquired an office lease agreement which we terminated. We recorded $0.2 million to goodwill and accrued liabilities for the additional acquisition-related costs to exit the lease of the acquired business. In addition, we paid $0.4 million related to adjustments to the net asset value acquired from Abros. Abros offered strategic planning, financial analysis and implementation advice for public sector infrastructure projects. We acquired Abros to strengthen our presence in the United Kingdom public sector markets. Abros was comprised of 15 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations segment.

On June 8, 2007, we acquired Bluepress Limited, a holding company which conducted business through its wholly-owned subsidiary, Augmentis PLC, for $16.2 million, which consisted of $15.3 million in cash paid at closing and $0.8 million of our common stock paid in July 2007. We acquired assets of $3.1 million and assumed liabilities of $7.0 million. In June 2007, as part of the purchase agreement, we received $4.0 million in cash as an adjustment to the purchase price consideration related to the assumption of debt at the closing date, which was paid off shortly thereafter. As part of the purchase price allocation, we recorded $6.8 million in identifiable intangible assets and $11.8 million in goodwill, which included $2.0 million of deferred income taxes. Additionally, we paid $0.4 million in acquisition-related costs. Augmentis provided program management consulting services to support public sector infrastructure projects. We acquired Augmentis to strengthen our presence in the United Kingdom public sector markets. Augmentis was comprised of 24 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations segment.

On June 19, 2007, we acquired the assets of AMDC Corporation for $16.6 million, which consisted of $13.0 million in cash and $1.6 million of our common stock paid at closing, and $2.0 million paid in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.9 million in identifiable intangible assets and $12.2 million in goodwill. We assumed certain liabilities aggregating $1.1 million including deferred revenue and acquisition costs related to exiting an office lease acquired as part of the acquisition. AMDC provided strategy and implementation consulting services in relation to the development of hospital and healthcare facilities. We acquired AMDC to strengthen our healthcare business and leverage our construction consulting capabilities. AMDC was included in the North American Business Consulting Services segment and included 23 consulting professionals at the time of acquisition.

On July 30, 2007, we acquired Troika (UK) Limited for $43.9 million, which consisted of $30.8 million in cash paid at closing, $3.3 million of our common stock paid in September 2007, and notes payable totaling $9.8 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $10.3 million, including $3.4 million in cash, and assumed liabilities of $5.9 million. As part of the purchase price allocation, we recorded $14.2 million in identifiable intangible assets and $30.7 million in goodwill, which included $4.0 million of deferred income taxes. We paid $1.0 million related to adjustments to the net asset value acquired from Troika. Additionally, we paid $0.4 million of acquisition-related costs. Troika provided consultancy services to the financial services and insurance industry covering operations performance improvement; product and distribution strategies; organization, people and change; and IT effectiveness and transaction support. Troika was included in the International Consulting Operations segment and included 42 consulting professionals located in the United Kingdom at the time of acquisition.

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

Accounting for Acquisitions

All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in our consolidated financial statements since the dates of the acquisition. As discussed in Note 2 — Summary of Significant Accounting Policies to the notes of the consolidated financial statements, we changed our method of accounting for business combinations as of January 1, 2009.

Results of Operations

				2009 over	2008 over
				2008	2007
				Increase	Increase
(Amounts in thousands, except	For the Year Ended December 31,			(Decrease)	(Decrease)
per share data and metrics)	2009	2008	2007	Percentage	Percentage

Revenues before reimbursements	$636,748	$727,062	$681,238	(12.4)	6.7
Reimbursements	70,491	83,578	85,820	(15.7)	(2.6)

Total revenues	707,239	810,640	767,058	(12.8)	5.7
Cost of services before reimbursable expenses	416,545	444,035	421,032	(6.2)	5.5
Reimbursable expenses	70,491	83,578	85,820	(15.7)	(2.6)

Total cost of services	487,036	527,613	506,852	(7.7)	4.1
General and administrative expenses	129,048	155,378	141,430	(16.9)	9.9
Depreciation expense	17,600	17,302	16,179	1.7	6.9
Amortization expense	13,014	16,386	17,494	(20.6)	(6.3)
Other operating costs:
Separation and severance costs	—	—	7,288	—	(100.0)
Office consolidation	8,810	5,207	6,750	69.2	(22.9)
Gain on sale of property	—	—	(2,201)	—	100.0

Operating income	51,731	88,754	73,266	(41.7)	21.1
Interest expense	15,076	20,146	15,438	(25.2)	30.5
Interest income	(1,211)	(1,182)	(667)	2.5	77.2
Other income, net	(182)	(62)	(43)	193.5	44.2

Income before income tax expense	38,048	69,852	58,538	(45.5)	19.3
Income tax expense	16,101	29,795	25,142	(46.0)	18.5

Net income	$21,947	$40,057	$33,396	(45.2)	19.9

Basic net income per share	$0.46	$0.86	$0.67	(46.5)	28.4
Diluted net income per share	$0.44	$0.83	$0.66	(47.0)	25.8
Key operating metrics:
Average FTE
—Billable	1,797	1,926	1,962	(6.7)	(1.8)
—Non-billable	539	563	532	(4.3)	5.8
Period End FTE
—Billable	1,666	1,931	1,944	(13.7)	(0.7)
—Non-billable	511	577	525	(11.4)	9.9
Bill Rate	$254	$260	$236	(2.3)	10.2
Utilization	75%	79%	77%	(5.1)	2.6

Results for the year ended December 31, 2009 compared to the year ended December 31, 2008

Earnings Summary.  Net income for 2009 decreased 45.2% compared to 2008. Our revenue and net income were lower in 2009 compared to 2008 due to the impact of unprecedented economic conditions on discretionary consulting spend by our clients as well as significant disruption in the law firm channel which has led to delays, postponements and slower consultant spending in our dispute and investigative services segment.

Overall utilization was 5.1% lower in 2009 when compared to 2008 while the average bill rate declined 2.3% in 2009 compared to 2008. Average full time equivalent consultants totaled 1,797 for 2009, which was down by approximately 130 from 2008 as we adjusted our staffing to better align with market demand.

In 2009, both cost of services before reimbursable expenses and general and administrative expenses were significantly lower than the corresponding expense amounts in 2008, reflecting the impact of numerous cost reduction initiatives implemented throughout 2009. Net income was also negatively impacted by higher severance costs of $10.2 million in 2009 compared to $4.3 million in 2008 and office consolidation expense in both years of $8.8 million and $5.2 million in 2009 and 2008, respectively.

Revenues before Reimbursements.  Our 2009 revenues before reimbursements decreased 12.4% compared to 2008. There was lower demand for our services due to a weaker economy and reduced spending on discretionary consulting services which resulted in lower billable hours and reduced consultant headcount. All industry sectors decreased over the prior year primarily due to the poor economic conditions except for the economics and energy markets. Our 2009 revenue reflects a full year of results from our economics business which we acquired in May 2008 and the energy markets have reflected solid demand for our clean energy consulting services. Overall consultant utilization rate was 75% for 2009 compared to 79% for 2008, reflecting the impact of lower demand. In addition, the stronger US dollar negatively impacted the revenues from our UK and Canadian operations by $13.7 million. Assuming our acquisitions during 2008 operated at historic run rates, those acquisitions would have partially offset the year over year decrease in revenues before reimbursement by approximately 3.0%.

Cost of Services before Reimbursable Expenses.  Cost of services before reimbursable expenses decreased 6.2% during 2009 compared to 2008. The decrease was a result of our cost-saving initiatives which included staffing reductions, managing salary adjustments and reducing discretionary costs primarily in response to lower demand. The staffing reductions reduced consultant compensation expense in 2009 compared to 2008, mainly due to wage savings and lower incentive compensation expense as a result of lower operating performance and profits. This decrease was partially offset by expense amortization relating to long-term incentive and retention agreements entered into during the second and third quarters of 2008, our acquisition of Chicago Partners in May 2008, and significantly higher severance charges incurred during 2009 as we aligned our resources to the decreased demand. Average full-time equivalent headcount decreased 12.5% for 2009, compared to 2008, after excluding the impact of acquisitions. Cost of services included severance expense of $9.5 million and $3.9 million for 2009 and 2008, respectively.

General and Administrative Expenses.  General and administrative expenses decreased 16.9% to $129.0 million for 2009. The decrease in general and administrative expenses was the result of cost-saving initiatives which included lower discretionary spending and headcount reductions during 2009 which resulted in lower salary and incentive compensation expense. General and administrative expenses were approximately 20% and 21% of revenues before reimbursements for 2009 and 2008, respectively, reflecting the cost-saving initiatives discussed above. Bad debt expense decreased during 2009 by $5.2 million compared to 2008 and represented approximately 2.5% of revenues before reimbursement in both years, reflecting a higher allowance as a percentage of revenue before reimbursement compared to years prior due to the recent economic crisis and due to the aging of our accounts receivable. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Other Operating Costs — Office Consolidation.  During 2009 and 2008 we recorded $8.8 million and $5.2 million, respectively, of office closure-related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned in future periods. During 2007, we began a program to eliminate duplicate facilities and to consolidate and close certain offices. During 2009, office closure-related costs increased compared to 2008 primarily due to costs associated with the relocation of our New York office and a reduction in space of our Los Angeles office. The office closure-related costs were also negatively impacted by the adjustments to estimated future sublease income due to the poor commercial property sublease market in the United States.

We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months we expect our cash expenditures to be $4.1 million relating to these obligations. In determining our reserves for office consolidation expenses at December 31, 2009, we estimated future sublease proceeds based on market conditions of $4.2 million on three properties for which we do not have a contracted subtenant.

Amortization Expense.  The decrease in amortization expense of $3.4 million for 2009 compared to 2008 was primarily due to the lapse of amortization for certain intangible assets as such assets’ useful lives came to term.

Interest Expense.  The decrease in 2009 of $5.0 million compared to 2008 related primarily to lower borrowing balances under our credit agreement combined with lower average borrowing rates in 2009. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements; see Note 11 — Comprehensive Income in the notes to the Consolidated Financial Statements) was 5.6% and 6.5% for 2009 and 2008, respectively.

Income Tax Expense.  The effective income tax rate for 2009 was 42.3% compared to 42.7% in 2008. Our effective income tax rate was attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates. The decrease in 2009 compared to 2008 resulted from benefits from the expiration of certain state and federal statutory periods related to certain income tax contingencies.

Results for the year ended December 31, 2008 compared to the year ended December 31, 2007

Earnings Summary.  Net income for 2008 increased 19.9% compared to 2007. Our revenue and net income were favorably impacted by a combination of our acquisitions (see acquisitions above), increased bill rates and increased utilization.

Overall utilization was 2.6% higher in 2008 compared to 2007 while the average bill rate increased 10.2% in 2008 compared to 2007. Average full time equivalent consultants totaled 1,926 for 2008, which was down by approximately 40 from 2007. The change in headcount was a result of realignment initiatives in the segments near the end of 2007 which was partially offset by headcount increases from acquisitions. Currency fluctuations adversely impacted revenue before reimbursements during 2008 when compared to 2007 by $7.1 million.

Our 2008 general and administrative expenses were higher compared to 2007, reflecting the impact of increased bad debt expense as a result of disruptions in the financial markets, including bankruptcies during 2008. During 2007, net income was negatively impacted by other operating costs of $7.3 million related to severance and separation costs associated with a restructuring and $6.8 million related to office consolidation expense.

Revenues before Reimbursements.  Our 2008 revenues before reimbursements increased 6.7% compared to 2007. The increase was due to a combination of acquisitions, increased bill rates and utilization, which was partially offset by the negative impact of a strengthened US dollar on the revenues of our UK and Canadian operations. Assuming recent acquisitions operated at historic run rates, substantially all of the year over year revenue increase would have been attributable to such acquisitions. Headcount decreased in 2008 compared to 2007, reflecting realignment initiatives in the segments which were partially offset by increased headcount from acquisitions. Overall, the consultant utilization rates were 79% for 2008 compared to 77% for 2007, primarily reflecting the impact of the lower headcount associated with the realignment initiatives in the segments near the end of 2007 and the addition of our Economic Consulting Services segment in 2008. The increase in bill rate of 10.2% in 2008 over 2007 was mainly due to an overall larger mix of revenues from higher bill rate services and efforts to increase general billing rates.

Cost of Services before Reimbursable Expenses.  Cost of services before reimbursable expenses increased 5.5% during 2008 compared to 2007. The increase was partially due to acquisitions, higher consultant incentive compensation due to improved operating performance and increased wages due to a higher mix of senior level consultants in 2008. In addition we entered into long-term incentive and retention agreements during the second and third quarters of 2008, the amortization of which was included in consultant compensation. Increased severance costs also contributed to the increase. Severance costs included in cost of sales for 2008 and 2007 were $3.9 million and $0.7 million, respectively. These increases were partially offset by lower share based compensation.

General and Administrative Expenses.  General and administrative expenses increased 9.9% to $155.4 million for 2008. The increase in 2008 over 2007 was primarily the result of increased bad debt expense. The increase in bad debt expense during 2008 was attributable to the impact of disruptions in the financial markets, including bankruptcies. The increase in bad debt expense over prior periods reflected management’s view of the likelihood of collection of receivables due from certain of our financial industry clients, as well as the impact of the financial market disruptions on a broad range of clients. Excluding the impact of bad debt expense, general and administrative expenses increased $3.2 million, or 2.0%, during 2008 compared to 2007. The remaining increase was attributable to incremental overhead costs related to professional fees including legal and information technology costs, which was partially offset by slightly lower administrative wage and benefit costs. General and administrative expenses as a percentage of revenues before reimbursements was 21% for 2008 and 2007

Other Operating Costs — Office Consolidation.  During 2008 and 2007 we recorded $5.2 million and $6.8 million, respectively, of office closure related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. During the third and fourth quarters of 2007, we began to eliminate duplicate facilities and consolidate and close certain offices.

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

Amortization Expense.  The decrease in amortization expense was primarily due to the lapse of amortization for certain intangible assets as such assets’ useful lives came to term.

Interest Expense.  The increase in 2008 over 2007 of 30.5% was related primarily to an increase in average borrowings for the year. As described in the liquidity section below, we used the proceeds of these borrowings to finance certain acquisitions made during 2008 and 2007 and to repurchase shares of our common stock in June 2007. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement) for 2008 and 2007 was 6.5% and 6.6%, respectively. During 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. (See note 11 — Comprehensive Income in the notes to the consolidated financial statements).

Income Tax Expense.  The effective income tax rate for 2008 and 2007 was 42.7% and 43.0%, respectively.

Segment Results

We manage our business in four segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of the Chicago Partners business on May 1, 2008 (see Acquisitions above). These segments are generally defined by the nature of their services and by geography. The business is managed and resources are allocated on the basis of the four operating segments.

The following information includes segment revenues before reimbursement, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information in the notes to the consolidated financial statements). Segment operating profit represents total revenue less cost of services excluding long-term compensation expense related to consulting personnel. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

North American Dispute and Investigative Services
				2009 over	2008 over
				2008	2007
				Increase	Increase
	For the Year Ended December 31,			(Decrease)	(Decrease)
	2009	2008	2007	Percentage	Percentage

Revenues before reimbursements(in 000’s)	$261,892	$306,850	$298,699	(14.7)	2.7
Total revenues(in 000’s)	287,387	338,230	324,734	(15.0)	4.2
Segment operating profit(in 000’s)	103,645	131,440	126,529	(21.1)	3.9
Segment operating profit margin	39.6%	42.8%	42.4%	(7.5)	0.9
Average FTE consultants	704	775	790	(9.2)	(1.9)
Average utilization rates based on 1,850 hours	73%	77%	77%	(5.2)	0.0
Bill rate	$284	$290	$277	(2.1)	4.7

Revenues before reimbursements for this segment decreased 14.7% during 2009 compared to 2008. The decline was mainly a result of a 5.2% decrease in utilization and a 9.2% decrease in headcount. Bill rates declined 2.1% during 2009 compared to 2008. Uncertainty in the legal, economic and regulatory environments continued to impact demand throughout 2009. The slower assignment award process, and delay in the start of sold engagements negatively impacted utilization and the resulting revenue. Additionally, throughout 2008 bill rates were negatively impacted by the economic and demand environment while higher usage of mid-level consultants lowered 2009 bill rate slightly. Segment operating profit decreased $27.8 million and segment operating profit margin declined 3.2 percentage points during 2009 compared to 2008. The decrease was primarily due to the decreased consultant utilization during 2009 compared to strong utilization periods in 2008. Profit margin was further impacted by higher wage and severance costs as a percentage of revenue in 2009 compared to 2008 as the segment adjusted staffing levels to reduced demand.

Revenues before reimbursements increased 2.7% for 2008 compared to 2007. The increase was mainly due to a 4.7% increase in bill rate partially offset by a 1.9% decrease in headcount. The bill rate increase was mainly a result of a higher mix of more senior consultants and efforts to increase billing rates. Utilization for the full year of 2008 was consistent with 2007 as strong demand during the first half of 2008 was offset by a slower second half of the year, primarily associated with disruptions in the financial markets. As a result of the disruptions in the financial markets in the second half of 2008, many projects were delayed or cancelled as client decision making slowed. Segment operating profit increased slightly consistent with the increased revenue during 2008 compared to 2007 and segment operating profit margin was generally consistent between 2008 and 2007, as utilization remained consistent and higher bill rate impacts were offset by higher compensation.

North American Business Consulting Services
				2009 over	2008 over
				2008	2007
				Increase	Increase
	For the Year Ended December 31,			(Decrease)	(Decrease)
	2009	2008	2007	Percentage	Percentage

Revenues before reimbursements(in 000’s)	$263,263	$314,677	$327,511	(16.3)	(3.9)
Total revenues(in 000’s)	291,607	355,991	379,152	(18.1)	(6.1)
Segment operating profit(in 000’s)	94,950	127,065	123,764	(25.3)	2.7
Segment operating profit margin	36.1%	40.4%	37.8%	(10.6)	6.9
Average FTE consultants	786	904	1,018	(13.1)	(11.2)
Average utilization rates based on 1,850 hours	77%	80%	78%	(3.8)	2.6
Bill rate	$218	$224	$200	(2.7)	12.0

Revenues before reimbursements for this segment decreased 16.3% during 2009 compared to 2008. The decrease was mainly a result of a decrease in headcount of 13.1% in response to the lower market demand. Revenues were also impacted by a decrease in bill rates of 2.7%. The segment had slower demand for its services as clients lowered their discretionary spending and deferred decisions related to strategic initiatives. Consulting services for the financial services market were down significantly due to the recent market disruptions. The healthcare markets also experienced declines in 2009 compared to 2008 due to cost pressure on providers resulting from the economic crisis. Additionally, consulting to other markets, such as the insurance industry, was negatively impacted by the financial market disruptions. As a result of these disruptions and our strategic initiatives in 2009, we redeployed some of our consulting resources. Partially offsetting these market declines, consulting services to the energy markets increased slightly during 2009 compared to 2008. Segment operating profit margin declined 4.3 percentage points in 2009 compared to 2008. The decrease was primarily due to the decreased revenue and consultant utilization during 2009 compared to 2008. Profit margin was further impacted by higher severance costs of $4.3 million in 2009 compared to $1.8 million in 2008.

Revenues before reimbursements decreased 3.9% in 2008 compared to 2007. This was mainly due to an 11.2% decrease in headcount which was partially offset by a 12.0% increase in bill rate and 2.6% increase in utilization. The decrease in headcount reflects the realignment initiatives in the segment occurring in the third and fourth quarters of 2007, which contributed to the increase in utilization. The bill rate increase in 2008 compared to 2007 was due to rate increases and a higher mix of senior level consultants. This segment was further impacted by the 2008 disruptions in the financial markets, including decreased demand for our consulting services in the financial and insurance markets, as clients in these markets had limited discretionary consulting spending. Projects which are contingent on the attainment of certain performance objectives accounted for approximately 2% of the decrease in revenues. Segment operating profit margin increased in 2008 compared to 2007 due primarily to the increased utilization and realignment efforts completed during the third and fourth quarters of 2007.

International Consulting Services
				2009 over	2008 over
				2008	2007
				Increase	Increase
	For the Year Ended December 31,			(Decrease)	(Decrease)
	2009	2008	2007	Percentage	Percentage

Revenues before reimbursements(in 000’s)	$60,107	$69,793	$55,028	(13.9)	26.8
Total revenues(in 000’s)	72,820	79,526	63,172	(8.4)	25.9
Segment operating profit(in 000’s)	14,463	23,251	22,160	(37.8)	4.9
Segment operating profit margin	24.1%	33.3%	40.3%	(27.6)	(17.4)
Average FTE consultants	205	185	154	10.8	20.1
Average utilization rates based on 1,850 hours	67%	72%	75%	(6.9)	(4.0)
Bill rate	$237	$280	$267	(15.4)	4.9

Excluding the impact of unfavorable currency fluctuations, revenues before reimbursements for this segment increased slightly during 2009 compared to 2008. The increase was primarily due to increased demand for our services in the UK financial services markets and the first quarter acquisition of the assets of Morse PLC’s investment management consulting business. The results were negatively impacted in part by unfavorable currency fluctuations of $10.7 million due to the weakening UK pound against the US dollar in 2009 compared to 2008, resulting in an overall revenue before reimbursement decrease of 13.9%. Segment operating profit decreased $8.8 million and segment operating profit margin decreased 9.2 percentage points during 2009 compared to 2008. The decrease in segment operating profit was a result of the decreased revenue and higher severance expense of $3.2 million during 2009 compared to $0.6 million during 2008. Segment operating profit margins were negatively impacted in 2009 by the higher severance and lower consultant utilization. Lower utilization was partially associated with the integration of our first quarter acquisition of assets of Morse PLC’s investment management consulting business.

Segment revenue before reimbursements increased significantly for 2008 compared to 2007. The increases were attributable mainly to acquisitions made during 2007, totaling investments of approximately $72.0 million. The acquisitions during this period were Abros in January 2007, Augmentis in June 2007, and Troika in July 2007. These acquisitions added approximately 81 employees to our headcount during 2008 and accounted for approximately two-thirds of the segment growth in 2008 compared to 2007. The remaining revenue growth was associated with increased headcount and bill rates. Additionally, the segment revenue increase in 2008 compared to 2007 was offset by an approximate $6.5 million decrease in revenue due to the weakening of the UK pound against the US dollar during 2008. The decrease in segment operating profit margin of 7.0 percentage points during 2008 compared to 2007 was due primarily to a change in project mix and lower profit margins on acquired businesses.

Economic Consulting Services
				2009 over	2008 over
				2008	2007
				Increase	Increase
	For the Year Ended December 31,			(Decrease)	(Decrease)
	2009	2008	2007	Percentage	Percentage

Revenues before reimbursements(in 000’s)	$51,486	$35,742	n/a	44.0	n/a
Total revenues(in 000’s)	55,425	36,893	n/a	50.2	n/a
Segment operating profit(in 000’s)	18,173	14,121	n/a	28.7	n/a
Segment operating profit margin	35.3%	39.5%	n/a	(10.6)	n/a
Average FTE consultants	102	62	n/a	64.5	n/a
Average utilization rates based on 1,850 hours	82%	96%	n/a	(14.6)	n/a
Bill rate	$344	$332	n/a	3.6	n/a

The Economic Consulting Services segment commenced operations with our acquisition of Chicago Partners on May 1, 2008. Segment revenue before reimbursement, total revenue, operating profit and FTE consultants increased as a result of the full year of segment financial results in 2009 compared to 2008. Utilization decreased in 2009 from exceptionally high levels in 2008 due, in part, to softness in the legal and regulatory environment in 2009. The decrease in segment operating margin of 4.2 percentage points during 2009 compared to the partial year in 2008 was primarily associated with the lower consultant utilization in 2009.

2010 Outlook

We enter 2010 with more confidence than we felt one year ago. However, we acknowledge that the economy and the markets we service remain under significant stress. We began to shift from defense to offense during the latter part of 2009 and expect those efforts to increasingly be reflected in our results as 2010 progresses. Additionally, the recent completion of our strategic refresh initiative resulted in our identification of disputes, economics, healthcare and energy as key areas for long term growth. Subsequently we have sharpened our investment focus in these areas. Potential revenue growth in these areas will be partially offset by the repositioning of certain non-strategic service lines within the organization and the impact of departures of certain practitioners in our North American Dispute and Investigative Services segment.

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

The amounts in the following table are in thousands, except for per share data:

	Quarter Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2009	2009	2009	2009	2008	2008	2008	2008

Revenues:
Revenues before reimbursements	$153,051	$159,153	$157,332	$167,212	$174,475	$178,908	$189,385	$184,294
Reimbursements	20,907	18,210	16,224	15,150	19,526	19,184	22,023	22,845

Total revenues	173,958	177,363	173,556	182,362	194,001	198,092	211,408	207,139
Cost of services:
Cost of services before reimbursable expenses	103,766	100,545	101,967	110,267	107,027	110,083	113,852	113,073
Reimbursable expenses	20,907	18,210	16,224	15,150	19,526	19,184	22,023	22,845

Total costs of services	124,673	118,755	118,191	125,417	126,553	129,267	135,875	135,918
General and administrative expenses	28,142	32,500	33,513	34,893	34,877	41,417	41,071	38,013
Depreciation expense	4,288	4,352	4,320	4,640	4,426	4,330	4,381	4,165
Amortization expense	2,947	3,055	3,392	3,620	3,607	3,955	4,597	4,227
Other operating costs:
Office consolidation	2,305	985	4,612	908	561	553	2,575	1,518

Operating income	11,603	17,716	9,528	12,884	23,977	18,570	22,909	23,298
Interest expense	3,485	3,671	3,952	3,968	4,756	5,170	5,618	4,602
Interest income	(303)	(300)	(312)	(296)	(305)	(380)	(225)	(272)
Other expense, net	12	214	(87)	(321)	(92)	93	(68)	5

Income before income tax expense	8,409	14,131	5,975	9,533	19,618	13,687	17,584	18,963
Income tax expense	3,620	5,791	2,590	4,100	8,289	5,851	7,598	8,057

Net income	$4,789	$8,340	$3,385	$5,433	$11,329	$7,836	$9,986	$10,906

Net income per diluted share(1)	$0.10	$0.17	$0.07	$0.11	$0.23	$0.16	$0.21	$0.23

Diluted shares	50,018	49,954	49,756	49,449	49,145	48,895	48,257	46,838

(1)	The sum of quarterly net income per diluted share does not equal annual amounts in 2009 because of rounding and changes in the weighted average number of shares.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, including the ability of clients to terminate engagements without penalty, attaining certain contractual objectives, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by the other operating costs. In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt.

Liquidity and Capital Resources

We had $49.1 million in cash and cash equivalents at December 31, 2009 and $23.1 million at December 31, 2008. Our cash equivalents were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. At December 31, 2009, we had total bank debt outstanding of $219.4 million under our credit agreement compared to $232.5 million at December 31, 2008. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which will reduce future required quarterly payments on a pro rata basis. We calculate accounts receivable days sales outstanding or DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, we had DSO of 78 days at December 31, 2009 compared to 73 days at December 31, 2008. The increase in DSO was attributable to slower client payments associated with specific client situations and overall economic conditions.

Operating Activities

For 2009, net cash provided by operating activities was $77.5 million, compared to $91.7 million and $91.8 million for 2008 and 2007, respectively. The decrease in net cash provided by operating activities in 2009 compared to 2008 resulted primarily from lower net income partially offset by a decrease in investments in working capital. The decreased investment in working capital year over year was primarily related to incentive loans issued during the second and third quarters of 2008 (see discussion of unsecured forgivable loans in Note 9-Supplemental Balance Sheet Information in the notes to the consolidated financial statements).

Net cash provided by operating activities during 2008 compared to 2007 decreased slightly due to a higher investment in working capital, partially offset by increased net income. The increase in working capital was mainly associated with separation and severance payments and incentive loans made in 2008, which was partially offset by increased accounts receivable collections during 2008.

Investing Activities

Net cash used in investing activities in 2009 was $34.3 million, compared to $65.6 million and $93.4 million for 2008 and 2007, respectively. During 2008 we paid $50.0 million for the cash portion of the purchase price for Chicago Partners payable at closing compared to acquisitions totaling $12.9 million during 2009. In 2009 we spent $17.6 million in capital infrastructure, primarily related to leasehold improvements at a new office located in New York and software license agreements, compared to $7.4 million in 2008.

The decrease in net cash used in investing activities for 2008 compared to 2007 mainly relates to a decrease in acquisitions and lower investment in technology and leasehold improvements.

Financing Activities

Net cash used in financing activities was $16.9 million in 2009, compared to net cash used in financing activities of $13.3 million in 2008 and provided by financing activities of $1.3 million in 2007. Cash used in financing activities increased in 2009 mainly due to less proceeds from issuances of common stock primarily associated with reduced employee stock purchases. During 2008, we had net repayments of bank borrowings of $13.7 million associated primarily with lower cash needs for investing activities. During 2007, we had net cash proceeds from bank borrowings of $219.4 million which were used primarily to fund a $218.4 million purchase of shares of our stock. In June 2007, we completed our modified “Dutch Auction” tender offer and purchased 10.6 million shares of our common stock at a purchase price of $20.50 per share. We also recorded management and agent fees related to the tender offer as part of the costs of the purchase of our common stock.

Debt, Commitments and Capital

As of December 31, 2009, we maintained a bank borrowing credit agreement consisting of a $275.0 million revolving line of credit which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of December 31, 2009, we had aggregate borrowings of $219.4 million, compared to $232.5 million as of December 31, 2008. At December 31, 2009, all of our borrowings were under the term loan facility of our credit agreement. Based on our financial covenant restrictions under our credit facility as of December 31, 2009, a maximum of approximately $70.0 million would be available in additional borrowings on our line of credit. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which will reduce future required quarterly payments on a pro rata basis. If this prepayment had happened on December 31, 2009 our availability to borrow on our line of credit would have been approximately $110 million.

At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of December 31, 2009, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of December 31, 2009, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements; see Note 11— Comprehensive Income in the notes to the consolidated financial statements) was 5.6% and 6.5% for 2009 and 2008, respectively.

Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2009, under the definitions in the credit agreement, our consolidated leverage ratio was 2.5 and our consolidated fixed charge coverage ratio was 3.3. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of December 31, 2009 and 2008; however there can be no assurances that we will remain in compliance in the future.

As of December 31, 2009, we had total commitments of $367.6 million, which were comprised of $13.9 million in deferred business acquisition obligations, payable in cash and common stock, software license agreements of $1.0 million, debt of $219.4 million, and $133.3 million in lease commitments. As of December 31, 2009, we had no significant commitments for capital expenditures.

The following table shows the components of significant commitments as of December 31, 2009 and the scheduled years of payments due by period (shown in thousands):

Contractual Obligations	Total	2010	2011 to 2012	2013 to 2014	Thereafter

Deferred purchase price obligations	$13,899	$7,588	$6,311	$—	$—
Software license agreements	984	480	504	—	—
Term loan	219,375	12,375	207,000	—	—
Lease commitments	133,294	24,818	43,541	30,916	34,019

	$367,552	$45,261	$257,356	$30,916	$34,019

During 2007, we began to eliminate duplicate facilities, consolidate and close certain offices. Of the $133.3 million of lease commitments as of December 31, 2009, $23.2 million of the lease commitments related to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. As of December 31, 2009, we have contractual subleases of $8.2 million, which is not reflected in the commitment table above. Such sublease income would offset the cash outlays. Additionally, we intend to secure subtenants for the properties available for sublease to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. Such sublease income, if any, would offset the cash outlays. The lease commitments for these offices extend through 2017.

As of January 1, 2007, we adopted new guidance on uncertain tax positions. We had approximately $2.2 million of total gross unrecognized tax benefits which, if recognized, would affect the effective income tax rate in future periods. During 2009, 2008 and 2007, we reduced our reserve for uncertain tax positions related to such unrecognized tax benefits by approximately $0.1 million, $0.2 million and $1.2 million, respectively, due to the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring for the years with uncertain positions. As such, we had approximately $0.7 million of total gross unrecognized tax benefits which, if recognized, would affect the effective income tax rate in future periods. We do not expect to significantly increase or reduce our reserve for uncertain tax positions during the next twelve months.

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

We do not amortize goodwill. Goodwill is subject to an impairment test annually and more frequently if events and circumstances indicate that goodwill may be impaired. The impairment test is performed using a two step, fair-value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in the accounting standard for goodwill and other intangible assets which are the same as our reporting segments.

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

Further, the estimated fair value of the International Consulting Operations and Economic Consulting Services reporting units may be more volatile due to the reporting units’ smaller size and higher expected earnings growth rates. Also, given the International Consulting Operations reporting unit’s international market, its fair market value may be more volatile. Additionally, the Economic Consulting Services reporting unit was recently acquired as one acquisition and its fair market value is dependent on the success of such acquisition. The key assumptions used in our May 31, 2009 analysis include profit margin improvement to be generally consistent with our past historical performance, revenue growth rates slightly ahead of the industry in the near term and discount rates determined based on market comparables for our peer group. Our fair market value estimates were made as of the date of our analysis and are subject to change.

We are required to consider whether or not the fair value of each of the reporting units could have fallen below its carrying value. We consider elements and other factors including, but not limited to, changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. As a result of this review, we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date. We continue to monitor these factors and we may perform additional impairment tests as appropriate in future periods. As of December 31, 2009, we believe there was no indication of impairment related to our goodwill balances.

We review our intangible asset values on a periodic basis. We review long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or upon the occurrence of any triggering event. Our intangible assets are subject to changes in estimated fair market values which are determined in part based on our operating performance and expectations for the future. As of December 31, 2009, there was no indication of impairment related to our intangible assets.

On an ongoing basis, we evaluate our strategic position in several markets. As we review our portfolio of services, we may exit certain markets or reposition certain service offerings within our business. This evaluation may result in us redefining our operating segments and may impact a significant portion of one or more of our reporting units. If such actions occur, they may be considered triggering events that would result in us performing an interim impairment test of our goodwill and an impairment test of our intangible assets.

Share-Based Payments

We recognize the cost resulting from all share-based compensation arrangements, such as our stock option and restricted stock plans, in the financial statements based on their fair value. Management judgment is required in order to (i) estimate the fair value of certain share-based payments, (ii) determine expected attribution period and (iii) assess expected future forfeitures. We treat our employee stock purchase plan as compensatory and record the purchase discount from market price of stock purchases by employees as share-based compensation expense.

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

Other Operating Costs

We recorded expense and related liabilities associated with office closings and excess space reductions related to a plan to reduce office space as other operating costs. The expense consisted of rent obligations for the offices, net of expected sublease income, and the write down and accelerated depreciation of leasehold improvements reflecting the changes in the estimated useful lives of our abandoned offices. The expected sublease income is subject to market conditions and has been adjusted and may be adjusted in future periods as necessary. The office closure obligations have been discounted to net present value. The determination of the expense and related liabilities requires management judgment and could impact our future financial results.

Recent Accounting Pronouncements

New Accounting Pronouncements

Effective July 2009 the financial accounting standards board issued a codification superseding all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard and as such have eliminated all reference to standards issued prior to the effective date and replaced them with the new codification references.

Recently Issued Standards

In September 2009, guidance was issued on revenue recognition which changes the criteria required to separate deliverables into separate units of accounting when they are sold in bundled arrangements. Previously entities were required to have vendor-specific objective evidence of fair value or other third-party evidence of fair value. The elimination of these requirements to separate deliverables into separate units of accounting will put more focus on a vendor’s assessment of whether delivered items in multiple element arrangements have standalone value. The update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier adoption is permitted. We are currently evaluating the impact this adoption will have on our statements of financial position, results of operations or cash flow.

Recently Adopted Standards

In August 2009, guidance was issued to clarify the fair value measurement of liabilities when a quoted price in an active market for the identical liability is not available and identifies certain valuation techniques to use when measuring the fair value of such a liability. It also clarifies that no separate input is required relating to the existence of a restriction that prevents the transfer of the liability. Adoption of this guidance did not have a material impact on our statements of financial position, results of operations or cash flow.

In May 2009, guidance was issued on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009. In accordance with this guidance, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

In April 2009, guidance was issued requiring disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The amendment is effective for all reporting periods ending after June 15, 2009. Note 16 — Fair Value of our notes to the consolidated financial statements provides additional required disclosure.

In April 2009, guidance was issued on how to determine the fair value of assets and liabilities in the current economic environment and reemphasized that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of the multiple valuation techniques may be appropriate. The guidance is effective for interim and annual periods ending after June 15,

2009. Adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, guidance was issued to require that assets acquired and liabilities assumed in a business combination arising from contingencies be recognized at fair value if fair value can be reasonably estimated. On June 1, 2009, the effective date, we adopted this guidance and as such impacted our acquisitions after this date. See Note 3-Acquisitions of our notes to the consolidated financial statements.

In March 2008, guidance was issued requiring enhanced disclosure regarding an entity’s use of derivative instruments, how they are accounted for and their effect on the entity’s financial position, financial performance and cash flows. We adopted the provisions of this amendment as of January 1, 2009.

In December 2007, guidance was issued which changes certain aspects for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The guidance also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, our adoption on January 1, 2009 will impact all our acquisitions on or after that date.

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

As of December 31, 2009, borrowings under our credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR. Our $165.0 million notional amount interest rate swap effectively fixed our LIBOR base rate on $165.0 million of our debt at an interest rate of 5.3%. Based on borrowings under the credit agreement at December 31, 2009 and after giving effect to the impact of our interest rate swap agreement, our interest rate exposure is limited to $54.4 million of debt, and each quarter point change in market interest rates would result in approximately a $0.1 million change in annual interest expense. On June 30, 2010 our $165.0 million notional amount interest rate swap will mature. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fix $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010. These agreements mature concurrent with the maturity of our credit facility in May 2012.

At December 31, 2009, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2009, we had net assets of approximately $103.7 million with a functional currency of the UK Pounds Sterling and $35.4 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At December 31, 2009, we had net assets denominated in the non-functional currency of approximately $16.3 million. As such, a ten percent change in the value of the local currency would result in a $1.6 million currency gain or loss in our results of operations. Subsequent to December 31, 2009 net assets denominated in non-functional currency were reduced to less than $1.0 million.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements are in this report as pages F-1 through F-38. An index to such information appears on page F-1.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. In the course of its evaluation, management concluded that we maintained effective control over financial reporting as of December 31, 2009.

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

We have audited Navigant Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and the financial statement schedule as listed in the accompanying index, and our report dated February 19, 2010 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/  KPMG LLP

Chicago, Illinois
February 19, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on April 28, 2010, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Item 11.	Executive Compensation.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on April 28, 2010, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on April 28, 2010, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Information required with respect to the securities authorized for issuance under our equity compensation plans, including plans that have previously been approved by our stockholders and plans that have not previously been approved by our stockholders, will be set forth in our definitive proxy statement for our annual meeting of stockholders scheduled to be held on April 28, 2010, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on April 28, 2010, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

Information required in response to this Item is incorporated herein by reference from our definitive proxy statement for our annual meeting of stockholders scheduled to be held on April 28, 2010, which proxy statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

a.  Exhibits:

Exhibit
No.		Description

2.1		Purchase and Sale Agreement dated as of April 18, 2008 among Navigant Consulting, Inc., Chicago Partners, L.L.C. and certain members of Chicago Partners, L.L.C. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted but will be provided supplementally to the Commission upon request.) (Incorporated by reference from our Current Report on Form 8-K dated April 24, 2008).
3.1		Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-9019) filed with the SEC on July 26, 1996.)
3.2		Amendment No. 1 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997.)
3.3		Amendment No. 2 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Form 8-A12B filed with the SEC on July 20, 1999.)
3.4		Amendment No. 3 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.)
3.5		Amended and Restated By laws of the Company as of July 25, 2007 (Incorporated by reference from our Current Report on Form 8-K dated July 25, 2007.)
10	.1†	Long-Term Incentive Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000.)
10	.2†	2005 Long-Term Incentive Plan of Navigant Consulting, Inc., as amended (Incorporated by reference from our Definitive Notice and Proxy Statement dated March 28, 2007.)
10	.3†	First Amendment of the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference from our Current Report on Form 8-K dated April 24, 2008).
10	.4†*	Second Amendment of the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of December 18, 2009.
10	.5†	2001 Supplemental Equity Incentive Plan of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002.)
10	.6†	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan Third, effective as of April 16, 2007 (Incorporated by reference from our Current Report on Form 8-K dated April 17, 2007.)
10	.7†	Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Registration Statement on Form S-8 (Registration No. 333-53506) filed with the SEC on January 10, 2001.)
10	.8†	Amendment No. 1 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998.)
10	.9†	Amendment No. 2 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998.)

Exhibit
No.		Description

10	.10†	Amendment No. 3 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999.)
10	.11†	Amendment No. 4 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999.)
10	.12†	Amendment No. 5 Employee Stock Purchase Plan of Navigant Consulting, Inc. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000.)
10	.13†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (Incorporated by reference from our Definitive Notice and Proxy Statement dated March 27, 2006.)
10	.14†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.15†*	Second Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of December 31, 2009.
10	.16†	Form of Restricted Stock Award Agreement. (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.17†	Form Non-Qualified Stock Option Award. (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.18†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan. (Incorporated by reference from our Current Report on Form 8-K dated March 9, 2007.)
10	.19†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.20†	Amended and Restated Employment Agreement between William M. Goodyear and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.21†	Amended and Restated Employment Agreement between Julie M. Howard and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.22†	Amended and Restated Employment Agreement between David E. Wartner and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.23†	Employment Agreement dated as of November 10, 2008 between the Company and Thomas A. Nardi. (Incorporated by reference from our Current Report on Form 8-K dated October 31, 2008.)
10	.24†	First Amendment to Employment Agreement between Thomas A. Nardi and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.25†	Sign-On Incentive Recovery Agreement dated as of November 10, 2008 between the Company and Thomas A. Nardi. (Incorporated by reference from our Current Report on Form 8-K dated October 31, 2008.)
10	.26†	Employment Agreement dated as of November 3, 2008 between the Company and Monica M. Weed. (Incorporated by reference from our Current Report on Form 8-K dated October 22, 2008.)
10	.27†	First Amendment to Employment Agreement between Monica M. Weed and the Company, dated December 19, 2008. (Incorporated by reference from our Current Report on Form 8-K dated December 24, 2008.)
10	.28†	Sign-On Incentive Recovery Agreement dated as of September 24, 2008 between the Company and Monica M. Weed. (Incorporated by reference from our Current Report on Form 8-K dated October 22, 2008.)
10.29		Fourth Amended and Restated Credit Agreement among Navigant Consulting, Inc., the foreign borrowers identified therein, certain subsidiaries of Navigant Consulting, Inc. identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent and the other lenders party thereto (Incorporated by reference from our Current Report on Form 8-K dated May 31, 2007).

Exhibit
No.		Description

21	.1*	Significant Subsidiaries of Navigant Consulting, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1*	Certification of Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Indicates filed herewith.

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2010

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2010

/s/ DAVID E. WARTNER David E. Wartner	Vice President and Controller (Principal Accounting Officer)	February 19, 2010

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	February 19, 2010

/s/ CYNTHIA A. GLASSMAN Cynthia A. Glassman	Director	February 19, 2010

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 19, 2010

/s/ PETER B. POND Peter B. Pond	Director	February 19, 2010

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 19, 2010

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	February 19, 2010

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 19, 2010

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. (the “Company”) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
February 19, 2010

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$49,144	$23,134
Accounts receivable, net	163,608	170,464
Prepaid expenses and other current assets	16,374	13,455
Deferred income tax assets	19,052	21,494

Total current assets	248,178	228,547
Property and equipment, net	42,975	45,151
Intangible assets, net	30,352	38,108
Goodwill	485,101	463,058
Other assets	13,639	17,529

Total assets	$820,245	$792,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,203	$8,511
Accrued liabilities	8,664	10,086
Accrued compensation-related costs	69,751	72,701
Income taxes payable	—	1,371
Notes payable	—	4,173
Term loan — current	12,375	2,250
Other current liabilities	34,441	31,467

Total current liabilities	133,434	130,559

Non-current liabilities:
Deferred income tax liabilities	37,096	28,511
Other non-current liabilities	23,923	37,336
Bank debt — non-current	—	10,854
Term loan — non-current	207,000	219,375

Total non-current liabilities	268,019	296,076

Total liabilities	401,453	426,635

Stockholders’ equity:
Common stock, $.001 par value per share; 150,000 shares authorized; 48,651 and 47,319 shares issued and outstanding at December 31, 2009 and 2008	60	59
Additional paid-in capital	559,368	555,737
Deferred stock issuance, net	—	985
Treasury stock	(218,798)	(231,071)
Retained earnings	91,186	69,239
Accumulated other comprehensive loss	(13,024)	(29,191)

Total stockholders’ equity	418,792	365,758

Total liabilities and stockholders’ equity	$820,245	$792,393

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues before reimbursements	$636,748	$727,062	$681,238
Reimbursements	70,491	83,578	85,820

Total revenues	707,239	810,640	767,058
Cost of services before reimbursable expenses	416,545	444,035	421,032
Reimbursable expenses	70,491	83,578	85,820

Total costs of services	487,036	527,613	506,852
General and administrative expenses	129,048	155,378	141,430
Depreciation expense	17,600	17,302	16,179
Amortization expense	13,014	16,386	17,494
Other operating costs:
Separation and severance costs	—	—	7,288
Office consolidation	8,810	5,207	6,750
Gain on sale of property	—	—	(2,201)

Operating income	51,731	88,754	73,266
Interest expense	15,076	20,146	15,438
Interest income	(1,211)	(1,182)	(667)
Other income, net	(182)	(62)	(43)

Income before income tax expense	38,048	69,852	58,538
Income tax expense	16,101	29,795	25,142

Net income	$21,947	$40,057	$33,396

Basic net income per share	$0.46	$0.86	$0.67
Shares used in computing income per basic share	48,184	46,601	49,511
Diluted net income per share	$0.44	$0.83	$0.66
Shares used in computing income per diluted share	49,795	48,285	50,757

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common				Accumulated	Retained	Total
	Common	Treasury	Stock	Additional	Deferred	Treasury	Other	Earnings	Stock
	Stock	Stock	Par	Paid-In	Stock	Stock	Comprehensive	(Accumulated	-holders’
	Shares	Shares	Value	Capital	Issuance	Cost	Income (Loss)	Deficit)	Equity
					(In thousands)

Balance at December 31, 2006	56,409	(2,528)	$56	$519,073	$7,150	$(38,663)	$3,174	$(4,214)	$486,576
Comprehensive income	—	—	—	—	—	—	2,924	33,396	36,320
Issuances of common stock related to business combinations	—	830	—	(1,472)	(4,006)	15,064	—	—	9,586
Other issuances of common stock	702	16	—	7,861	—	245	—	—	8,106
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	1,633	—	—	—	—	1,633
Issuances of restricted stock, net of forfeitures	995	—	2	4,829	(6,103)	—	—	—	(1,272)
Grants of restricted stock awards	—	—	—	221	5,546	—	—	—	5,767
Share-based compensation expense	—	—	—	14,725	260	—	—	—	14,985
Repurchases of common stock	—	(10,624)	—	—	—	(218,948)	—	—	(218,948)

Balance at December 31, 2007	58,106	(12,306)	$58	$546,870	$2,847	$(242,302)	$6,098	$29,182	$342,753
Comprehensive income (loss)	—	—	—	—	—	—	(35,289)	40,057	4,768
Issuances of common stock related to business combinations	—	558	—	(2,003)	(1,853)	10,989	—	—	7,133
Fair value adjustment of shares issued in acquisitions	—	—	—	(6,844)	—	—	—	—	(6,844)
Other issuances of common stock	548	12	1	6,407	—	242	—	—	6,650
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	567	—	—	—	—	567
Issuances of restricted stock, net of forfeitures	401	—	—	(1,350)	—	—	—	—	(1,350)
Share-based compensation expense	—	—	—	12,090	(9)	—	—	—	12,081

Balance at December 31, 2008	59,055	(11,736)	$59	$555,737	$985	$(231,071)	$(29,191)	$69,239	$365,758
Comprehensive income	—	—	—	—	—	—	16,167	21,947	38,114
Issuances of common stock related to business combinations	—	596	1	(3,921)	(985)	11,899	—	—	6,994
Other issuances of common stock	315	20	—	2,799	—	374	—	—	3,173
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	(1,314)	—	—	—	—	(1,314)
Issuances of restricted stock, net of forfeitures	401	—	—	(1,411)	—	—	—	—	(1,411)
Share-based compensation expense	—	—	—	7,478	—	—	—	—	7,478

Balance at December 31, 2009	59,771	(11,120)	$60	$559,368	$—	$(218,798)	$(13,024)	$91,186	$418,792

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Cash flows from operating activities:
Net income	$21,947	$40,057	$33,396
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation expense	17,600	17,302	16,179
Depreciation expense-office consolidation	1,285	2,534	—
Amortization expense	13,014	16,386	17,494
Share-based compensation expense	7,478	11,839	15,410
Accretion of interest expense	887	996	794
Deferred income taxes	6,366	(4,461)	(982)
Allowance for doubtful accounts receivable	15,053	20,292	9,518
Gain on sale of property, net	—	—	(2,201)
Other, net	—	—	934
Changes in assets and liabilities:
Accounts receivable	(4,631)	4,280	(19,627)
Prepaid expenses and other assets	1,088	(12,708)	(3,139)
Accounts payable	(344)	1,442	(5,620)
Accrued liabilities	(989)	(159)	3,004
Accrued compensation-related costs	(3,305)	5,268	15,375
Income taxes payable	1,063	(2,621)	(2,395)
Other current liabilities	979	(8,744)	13,703

Net cash provided by operating activities	77,491	91,703	91,843

Cash flows from investing activities:
Purchases of property and equipment	(17,641)	(7,398)	(24,080)
Acquisitions of businesses, net of cash acquired	(12,875)	(54,222)	(65,250)
Payments of acquisition liabilities	(3,821)	(3,154)	(4,518)
Proceeds from sale of property	—	—	4,088
Other, net	28	(865)	(3,682)

Net cash used in investing activities	(34,309)	(65,639)	(93,442)

Cash flows from financing activities:
Issuances of common stock	3,173	6,650	7,512
Payments of notes payable	(4,482)	(5,976)	(6,978)
Repayments to banks, net of borrowings	(12,313)	(11,456)	(2,105)
Payments of bank borrowings assumed from business acquisitions	—	—	(2,420)
Term loan proceeds	—	—	225,000
Payments of term loan installments	(2,250)	(2,250)	(1,125)
Repurchases of common stock	—	—	(218,429)
Other, net	(1,009)	(283)	(179)

Net cash (used in) provided by financing activities	(16,881)	(13,315)	1,276

Effect of exchange rate changes on cash	(291)	(1,271)	234

Net increase (decrease) in cash and cash equivalents	26,010	11,478	(89)
Cash and cash equivalents at beginning of the year	23,134	11,656	11,745

Cash and cash equivalents at end of the year	$49,144	$23,134	$11,656

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

We are an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Professional services include dispute, investigative, financial, and operational and business advisory, risk management and regulatory advisory, strategy, economic analysis and transaction advisory solutions. We provide our services to government agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

We are headquartered in Chicago, Illinois and have offices in various cities within the United States, as well as offices in Canada, China, and the United Kingdom. Our non-U.S. subsidiaries, in the aggregate, represented approximately 16 percent of our total revenues in 2009, approximately 17 percent in 2008, and approximately 14 percent in 2007.

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

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation including the reclassification of the effect of exchange rate changes on cash of $234,000 to a separate line on the Consolidated Statements of Cash Flows from cash used in investing activities for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash equivalents are comprised of liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2009 and 2008 based upon the short-term nature of the assets and liabilities. As noted below, we maintain interest rate derivatives which are recorded at fair value.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for furniture, fixtures and equipment, and three to seven years for software. Amortization of leasehold improvements is computed over the shorter of the remaining lease term or the estimated useful life of the asset which is up to twelve years.

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

We do not amortize goodwill. Goodwill is subject to an impairment test annually and more frequently if events and circumstances indicate that goodwill may be impaired. The impairment test is performed using a two step, fair-value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in the accounting standard for goodwill and other intangible assets which are the same as our reporting segments.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets and that the excess of estimated fair value over the net asset carrying value for all reporting units decreased relative to the prior year test. As of the date of our May 31, 2009 analysis, the excess of estimated fair value over net asset carrying value of the North American Business Consulting Services reporting unit and the North American Dispute and Investigative Services reporting unit was approximately 40% and 25% of the estimated fair value, respectively. The excess of estimated fair value over the net asset carrying value of the International Consulting Operations and Economic Consulting Services reporting units were both approximately 20% of the estimated fair value and given the smaller size of these reporting units the relative dollars of the excess are substantially smaller than for the other two reporting units. Further, the estimated fair value of the International Consulting Operations and Economic Consulting Services reporting units may be more volatile due to the reporting units’ smaller size and higher expected earnings growth rates. Also, given the International Consulting Operations reporting unit’s international market, its fair market value may be more volatile. Additionally, the Economic Consulting Services reporting unit was recently acquired as one acquisition and its fair market value is dependent on the success of such acquisition. The key assumptions used in our May 31, 2009 analysis include profit margin improvement to be generally consistent with our past historical performance, revenue growth rates slightly ahead of the industry in the near term and discount rates determined based on market comparables for our peer group. Our fair market value estimates were made as of the date of our analysis and are subject to change.

We are required to consider whether or not the fair value of each of the reporting units could have fallen below its carrying value. We consider elements and other factors including, but not limited to, changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. As a result of this review, we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date. We continue to monitor these factors and we may perform additional impairment tests as appropriate in future periods. As of December 31, 2009, we believe there was no indication of impairment related to our goodwill balances.

We review our intangible asset values on a periodic basis. We review long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or upon the occurrence of any triggering event. Our intangible assets are subject to changes in estimated fair market values which are determined in part based on our operating performance and expectations for the future. As of December 31, 2009, there was no indication of impairment related to our intangible assets.

On an ongoing basis, we evaluate our strategic position in several markets. As we review our portfolio of services, we may exit certain markets or reposition certain service offerings within our business. This evaluation may result in us redefining our operating segments and may impact a significant portion of one or more of our reporting units. If such actions occur, they may be considered triggering events that would result in us performing an interim impairment test of our goodwill and an impairment test of our intangible assets.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Payments

The cost resulting from all share-based compensation arrangements, such as our stock option and restricted stock plans, are recognized in the financial statements based on their grant date fair value.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In connection with certain acquisitions, we are contractually obligated to issue a fixed dollar amount of shares of our common stock. The number of shares to be issued is based on the trading price of our common stock at the time of issuance. We recorded such obligations as current and non-current liabilities based on the due dates of the obligations.

Income Taxes

Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record interest and penalties as a component of our income tax provision. Such amounts were not material during 2009, 2008 or 2007.

Treasury Stock

Treasury stock transactions are recorded at cost.

Foreign Currency Translation

The balance sheets of our foreign subsidiaries are translated into United States dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive income. Gains and losses resulting from foreign exchange transactions are recorded in the consolidated statements of income. Such amounts were not significant during 2009, 2008 or 2007.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate term loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income. Such instruments are recorded at fair value, and at December 31, 2009, the net fair value approximated a liability of $3.9 million which was included in other current liabilities. Changes in fair value, as calculated are recorded in other comprehensive income (see Note 11 — Comprehensive Income) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of income. The differentials to be received or paid under the instruments are recognized in income over the life of the contract as adjustments to interest expense. During 2009, we recorded no gain or loss due to ineffectiveness and recorded $7.4 million in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2009, we expect to record expense of approximately $4.0 million related to these instruments in 2010.

Accounting for Acquisitions

In December 2007, guidance was issued which changes certain aspects for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The guidance also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, our adoption on January 1, 2009 will impact all our acquisitions on or after that date.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and unrealized net loss on the interest rate derivatives. It is presented in the consolidated statements of stockholders’ equity.

3.	ACQUISITIONS

2009 Acquisitions

On February 23, 2009, we acquired assets of Morse PLC’s Investment Management Consulting Business from Morse PLC located in the United Kingdom for $1.9 million in cash paid at closing. As part of the purchase price allocation, we recorded $0.4 million in identifiable intangible assets and $1.6 million in goodwill, which included a deferred tax adjustment of $0.1 million. This acquisition consisted of 26 consulting professionals and has been included in the International Consulting Operations segment.

On December 31, 2009, we acquired the assets of Summit Blue Consulting, LLC for $13.0 million, which consisted of $11.0 million in cash paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of the closing. As part of the purchase price allocation, we recorded $2.6 million in identifiable intangible assets and $10.4 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired Summit Blue to expand and complement our energy practice with new service lines to our clients. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, had approximately 60 consultants at the time of acquisition and is included in our North American Business Consulting Services segment.

2008 Acquisitions

On May 1, 2008, we acquired the assets of Chicago Partners, LLC for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million, the first and second of which have been paid and the remaining two of which will be paid on each of the second and third year anniversaries of the closing. We acquired assets of $16.7 million, including $15.8 million in accounts receivable and assumed liabilities of $7.0 million. We paid $0.5 million in acquisition-related costs. We recorded $2.8 million of liabilities for obligations related to lease exit costs for office space assumed in the acquisition. The obligation recorded for real estate lease exit costs was based on foregone rent payments for the remainder of the lease term less assumed sublease income. As of December 31, 2009, we have secured a subtenant for a portion of the total office space assumed in the acquisition. As part of the original purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.6 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.

Subsequent to the closing date, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners’ business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75% in cash and 25% in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year in which such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. As of December 31, 2008, we recorded a liability for additional purchase price payments of approximately $3.0 million associated with additional purchase consideration earned during 2008. During the three months ended March 31, 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance and accordingly adjusted the $3.0 million accrual for earnout payments recorded at December 31, 2008 to $2.3 million at March 31, 2009, which also impacted goodwill. For 2009, Chicago Partners did not attain the required performance targets and therefore did not earn any additional purchase price consideration. As a result, as of December 31, 2009, there were no adjustments to goodwill and purchase price obligations related to 2009 earnout considerations.

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

On December 31, 2008, we acquired the assets of The Bard Group, LLC for $7.2 million, which consisted of $4.6 million in cash and $0.6 million of our common stock paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of closing. On December 31, 2009 we paid the first cash payment of $1.0 million. The common stock and deferred cash payments were recorded at fair value at closing for $0.5 million and $1.9 million, respectively. We acquired assets of $0.7 million and assumed liabilities of $0.7 million. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.4 million in goodwill. Bard provided physician leadership and performance improvement services in the healthcare industry. We acquired Bard to enhance our healthcare practice in the area of providing integration strategy, service line development, and performance excellence. Bard was

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprised of 25 consulting professionals located in Boston, Massachusetts at the time of acquisition and was included in North American Business Consulting Services segment.

2007 Acquisitions

On January 5, 2007, we acquired Abros Enterprise Limited for $11.9 million, which consisted of $9.9 million in cash, $1.0 million of our common stock paid at closing, and notes payable totaling $1.0 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $3.3 million, including $1.8 million in cash, and assumed liabilities of $1.4 million. As part of the purchase price allocation, we recorded $4.0 million in identifiable intangible assets and $8.1 million in goodwill, which included $1.2 million of deferred income taxes. Additionally, we paid $0.4 million of acquisition-related costs. As part of the purchase agreement, we acquired an office lease agreement which we terminated. We recorded $0.2 million to goodwill and accrued liabilities for the additional acquisition-related costs to exit the lease of the acquired business. In addition, we paid $0.4 million related to adjustments to the net asset value acquired from Abros. Abros offered strategic planning, financial analysis and implementation advice for public sector infrastructure projects. We acquired Abros to strengthen our presence in the United Kingdom public sector markets. Abros was comprised of 15 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations segment.

On June 8, 2007, we acquired Bluepress Limited, a holding company which conducted business through its wholly-owned subsidiary, Augmentis PLC, for $16.2 million, which consisted of $15.3 million in cash paid at closing and $0.8 million of our common stock paid in July 2007. We acquired assets of $3.1 million and assumed liabilities of $7.0 million. In June 2007, as part of the purchase agreement, we received $4.0 million in cash as an adjustment to the purchase price consideration related to the assumption of debt at the closing date, which was paid off shortly thereafter. As part of the purchase price allocation, we recorded $6.8 million in identifiable intangible assets and $11.8 million in goodwill, which included $2.0 million of deferred income taxes. Additionally, we paid $0.4 million in acquisition-related costs. Augmentis provided program management consulting services to support public sector infrastructure projects. We acquired Augmentis to strengthen our presence in the United Kingdom public sector markets. Augmentis was comprised of 24 consulting professionals located in the United Kingdom at the time of acquisition and was included in the International Consulting Operations segment.

On June 19, 2007, we acquired the assets of AMDC Corporation for $16.6 million, which consisted of $13.0 million in cash and $1.6 million of our common stock paid at closing, and $2.0 million paid in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.9 million in identifiable intangible assets and $12.2 million in goodwill. We assumed certain liabilities aggregating $1.1 million including deferred revenue and acquisition costs related to exiting an office lease acquired as part of the acquisition. AMDC provided strategy and implementation consulting services in relation to the development of hospital and healthcare facilities. We acquired AMDC to strengthen our healthcare business and leverage our construction consulting capabilities. AMDC was included in the North American Business Consulting Services segment and included 23 consulting professionals at the time of acquisition.

On July 30, 2007, we acquired Troika (UK) Limited for $43.9 million, which consisted of $30.8 million in cash paid at closing, $3.3 million of our common stock paid in September 2007, and notes payable totaling $9.8 million (payable in two equal installments on the first and second anniversaries of the closing date). We acquired assets of $10.3 million, including $3.4 million in cash, and assumed liabilities of $5.9 million. As part of the purchase price allocation, we recorded $14.2 million in identifiable intangible assets and $30.7 million in goodwill, which included $4.0 million of deferred income taxes. We paid $1.0 million related to adjustments to the net asset value acquired from Troika. Additionally, we paid $0.4 million of acquisition-related costs. Troika provided consultancy services to the financial services and insurance industry covering

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations performance improvement; product and distribution strategies; organization, people and change; and IT effectiveness and transaction support. Troika was included in the International Consulting Operations segment and included 42 consulting professionals located in the United Kingdom at the time of acquisition.

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

Accounting for Acquisitions

All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in our consolidated financial statements since the dates of the acquisition. As discussed in Note 2 — Summary of Significant Accounting Policies we changed our method of accounting for business combinations as of January 1, 2009.

Pro Forma Information

The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the 2008 and 2009 acquisitions noted above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the Year Ended December 31,
	2009	2008

Total revenues	$722,250	$858,532
Net income	$22,443	$44,523
Basic net income per share	$0.47	$0.93
Diluted net income per share	$0.45	$0.90

4.	SEGMENT INFORMATION

We manage our business in four segments — North American Dispute and Investigative Services, North American Business Consulting Services, International Consulting Operations, and Economic Consulting Services. The Economic Consulting Services segment was added in 2008 in connection with our acquisition of the Chicago Partners business on May 1, 2008 (see Note 3 — Acquisitions). These segments are generally defined by the nature of their services and by geography. The business is managed and resources are allocated on the basis of the four operating segments.

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

We have identified the above four operating segments as reportable segments.

Information on the segment operations have been summarized as follows (shown in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Revenue before reimbursements:
North American Dispute and Investigative Services	$261,892	$306,850	$298,699
North American Business Consulting Services	263,263	314,677	327,511
International Consulting Operations	60,107	69,793	55,028
Economic Consulting Services	51,486	35,742	—

Total revenue before reimbursements	$636,748	$727,062	$681,238

Total revenues:
North American Dispute and Investigative Services	$287,387	$338,230	$324,734
North American Business Consulting Services	291,607	355,991	379,152
International Consulting Operations	72,820	79,526	63,172
Economic Consulting Services	55,425	36,893	—

Total revenues	$707,239	$810,640	$767,058

Segment operating profit:
North American Dispute and Investigative Services	$103,645	$131,440	$126,529
North American Business Consulting Services	94,950	127,065	123,764
International Consulting Operations	14,463	23,251	22,160
Economic Consulting Services	18,173	14,121	—

Total combined segment operating profit	231,231	295,877	272,453

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	129,048	155,378	141,430
Depreciation expense	17,600	17,302	16,179
Amortization expense	13,014	16,386	17,494
Long term compensation expense related to consulting personnel (including share based compensation)	11,028	12,850	12,247
Other operating expenses	8,810	5,207	11,837

Operating Income	51,731	88,754	73,266
Other expense, net	13,683	18,902	14,728

Total unallocated expenses, net	193,183	226,025	213,915

Income before income tax expense	$38,048	$69,852	$58,538

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long term compensation expense related to consulting personnel includes share based compensation expense and compensation expense attributed to forgivable loans (see Note 9 — Supplemental Consolidated Balance Sheet Information).

We recorded other operating costs of $8.8 million, $5.2 million and $11.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, which were not allocated to segment operating costs (see Note 13 — Other Operating Costs for a description of such costs).

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

Total assets by segment were as follows (shown in thousands):

	December 31,
	2009	2008

North American Dispute and Investigative Services	$294,439	$287,225
North American Business Consulting Services	232,892	236,419
International Consulting Operations	73,197	73,897
Economic Consulting Services	78,533	74,089
Unallocated assets	141,184	120,763

Total assets	$820,245	$792,393

Geographic data

Total revenue and assets by geographic region were as follows (shown in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Total revenue:
United States	$592,663	$676,610	$658,325
United Kingdom	80,021	93,567	79,831
All other	34,555	40,463	28,902

Total	$707,239	$810,640	$767,058

	December 31,	December 31,
	2009	2008

Total assets:
United States	$658,398	$639,048
United Kingdom	119,996	110,966
All other	41,851	42,379

Total	$820,245	$792,393

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2009	2008

Goodwill	$490,526	$468,483
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	485,101	463,058
Intangible assets:
Customer lists and relationships	63,697	58,834
Non-compete agreements	19,701	18,878
Other	19,589	17,470

Intangible assets, at cost	102,987	95,182
Less: accumulated amortization	(72,635)	(57,074)

Intangible assets, net	30,352	38,108

Goodwill and intangible assets, net	$515,453	$501,166

We are required to perform an annual goodwill impairment test and more frequently if events or circumstances indicate that goodwill may be impaired. Our annual test is completed in the second quarter of each year. During the second quarter of 2009, we completed an annual impairment test of our goodwill balances as of May 31, 2009. There was no indication of impairment based on our analysis.

During our annual test of goodwill, we considered that each of the four reporting units has significant goodwill and intangible assets and that the excess of estimated fair value over the net asset carrying value for all reporting units decreased relative to the prior year test. As of the date of our May 31, 2009 analysis, the excess of estimated fair value over net asset carrying value of the North American Business Consulting Services reporting unit and the North American Dispute and Investigative Services reporting unit was approximately 40% and 25% of the estimated fair value, respectively. The excess of estimated fair value over the net asset carrying value of the International Consulting Operations and Economic Consulting Services reporting units were both approximately 20% of the estimated fair value and given the smaller size of these reporting units the relative dollars of the excess are substantially smaller than for the other two reporting units. Further, the estimated fair value of the International Consulting Operations and Economic Consulting Services reporting units may be more volatile due to the reporting units’ smaller size and higher expected earnings growth rates. Also, given the International Consulting Operations reporting unit’s international market, its fair market value may be more volatile. Additionally, the Economic Consulting Services reporting unit was recently acquired as one acquisition and its fair market value is dependent on the success of such acquisition. The key assumptions used in our May 31, 2009 analysis include profit margin improvement to be generally consistent with our historical performance, revenue growth rates slightly ahead of the industry in the near term and discount rates determined based on market comparables for our peer group. Our fair market value estimates were made as of the date of our analysis and are subject to change.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We review our intangible asset values on a periodic basis. We had $30.4 million in intangible assets, net of accumulated amortization as of December 31, 2009. Of the $30.4 million balance, $22.6 million related to customer lists and relationships, $3.4 million related to non-compete agreements and $4.4 million related to other intangible assets. As of December 31, 2009, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 4.3 years, 2.2 years and 3.6 years, respectively. We have reviewed the estimated period of consumption for our intangible assets. As of December 31, 2009, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives.

On an ongoing basis, we evaluate our strategic position in several markets. As we review our portfolio of services, we may exit certain markets or reposition certain service offerings within our business. This evaluation may result in us redefining our operating segments and may impact a significant portion of one or more of our reporting units. If such actions occur, they may be considered triggering events that would result in us performing an interim impairment test of our goodwill and an impairment test of our intangible assets.

On January 1, 2009, we adopted a new accounting standard which emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Various valuation techniques are outlined in the standard, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The adoption of this new accounting standard did not have a material impact on our financial statements for the year ended December 31, 2009.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in carrying values of goodwill and intangible assets (shown in thousands) are as follows:

	For the Year Ended December 31,
	2009	2008

Balance as of the beginning of the period — Goodwill, net	$463,058	$430,768
Goodwill acquired during the period	12,061	69,801
Adjustments to goodwill	—	(6,905)
Foreign currency translation — goodwill, net	9,982	(30,606)

Balance as of the end of the period — Goodwill, net	$485,101	$463,058

Balance as of the beginning of the period — Intangible assets, net	$38,108	$57,755
Intangible assets acquired during the period	2,861	5,894
Adjustments to intangible assets	(270)	—
Foreign currency translation — intangible assets, net	2,667	(9,155)
Less — amortization expense	(13,014)	(16,386)

Balance as of the end of the period — Intangible assets, net	$30,352	$38,108

For the businesses acquired during the year ended December 31, 2009, we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, backlog revenue, and trade names.

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

As of December 31, 2009, goodwill and intangible assets, net of amortization, was $219.3 million for our North American Dispute and Investigative Services segment, $179.8 million for our North American Business Consulting Services segment, $58.0 million for our International Consulting Operations segment and $58.4 million for our Economics Consulting Operations segment. As of December 31, 2008, goodwill and intangible assets, net of amortization, was $214.4 million for our North American Dispute and Investigative Services segment, $171.4 million for our North American Business Consulting Services segment, $55.9 million for our International Consulting Operations segment and $59.5 million for our Economics Consulting Operations segment.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for 2009 was $13.0 million, compared with $16.4 million and $17.5 million for 2008 and 2007, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2009 (shown in thousands):

Year Ending December 31,	Amount

2010	$10,066
2011	7,601
2012	5,178
2013	4,060
2014	2,537
Thereafter	910

Total	$30,352

6.	NET INCOME PER SHARE (EPS)

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

The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the Year Ended December 31,
	2009	2008	2007

Common shares outstanding	48,173	46,522	49,236
Business combination obligations payable in a fixed number of shares	11	79	275

Basic shares	48,184	46,601	49,511
Employee stock options	350	446	577
Restricted shares and stock units	194	375	439
Business combination obligations payable in a fixed dollar amount of shares	1,029	846	132
Contingently issuable shares	38	17	98

Diluted shares	49,795	48,285	50,757

For the years ended December 31, 2009, 2008 and 2007, we had outstanding stock options of approximately 333,000, 394,000 and 402,000, respectively, which were excluded from the computation of diluted shares. These were excluded from the diluted share computation because they had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

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

For the year ended December 31, 2009

During the year ended December 31, 2009, we issued 596,000 shares of our common stock in connection with deferred purchase price obligations relating to prior year acquisitions.

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

Stockholder Rights Plan

On December 15, 2009, the stockholder rights plan adopted by our board of directors on December 15, 1999 expired and we did not extend or adopt a new rights plan.

Other Information

We did not have any preferred stock transactions during the years ended December 31, 2009, 2008 or 2007.

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

Restricted Stock Outstanding

As of December 31, 2009, we had 1.4 million restricted stock and equivalent units outstanding at a weighted average measurement price of $17.25 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.

During the year ended December 31, 2007, we issued 2.0 million shares of restricted stock related to annual bonus incentive compensation, performance incentive initiatives, and recruiting efforts. During the first quarter 2007, as part of the annual bonus incentive compensation, we granted approximately 310,000 shares of restricted stock, in lieu of cash bonus, to our employees. We also granted approximately 110,000 shares of restricted stock to our employees as a match for the annual bonus received in shares of restricted stock in lieu of cash. These shares vested in three equal installments over 18 months from the grant dates.

On March 13, 2007 and April 30, 2007, we issued a total of 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant date, to key senior consultants and senior management as part of a key leader incentive program. The restricted stock awards will vest seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. The compensation associated with these awards is being recognized over the probable period in which the restricted stock awards will vest. We review the likelihood of required performance achievements on a periodic basis and adjust compensation expense on a prospective basis to reflect any changes in estimates to properly reflect compensation expense over the remaining balance of the service or performance period. During the fourth quarter of 2008, based on operating performance, we changed our estimate and lengthened the amount of time expected for performance achievement of 20% of the awards outstanding. During the fourth quarter of 2008, the compensation committee of our board of directors approved a 20% accelerated vest to occur in March 2009. As such, compensation expense was adjusted prospectively to reflect these changes. For the 2009 performance period, which began in January of 2009, we are recognizing share-based

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for another 20% of the outstanding award over the remaining five year period of the seven year service period. Compensation expense for the remaining 40% restricted stock awards outstanding will commence once the explicit performance period begins or the intrinsic service period starts. As of December 31, 2009, approximately 0.7 million of these restricted stock awards remain outstanding and 0.2 million shares have vested.

During the three months ended March 31, 2009, our compensation committee of the board of directors approved a new long-term incentive performance program. The program provides for grants of restricted stock awards and/or cash, based on individual employee elections, to key senior practitioners and senior management, excluding named executive officers, for achievement of certain targets related to our consolidated operating performance. These awards, if any, will be based on our annual operating performance and will be granted in March of the following year. Any awards made pursuant to this program will have a three year cliff vesting schedule from the grant date. Compensation expense related to this program for the year ended December 31, 2009 was not material.

Except for the awards issued in connection with the key leader incentive program, the remaining awards outstanding at December 31, 2009 vest over four years, generally in 25 percent annual installments from the grant date.

The following table summarizes restricted stock activity:

	For the Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Measurement	of Shares	Measurement	of Shares	Measurement
	(000s)	Date Price	(000s)	Date Price	(000s)	Date Price

Restricted stock and equivalents outstanding at beginning of year	1,678	$19.00	2,264	$19.45	1,963	$19.07
Granted	327	12.68	172	17.72	1,986	18.71
Vested	(511)	20.19	(479)	20.02	(1,054)	17.50
Forfeited	(138)	19.13	(279)	19.43	(631)	19.20

Restricted stock and equivalents outstanding at end of year	1,356	$17.25	1,678	$19.00	2,264	$19.45

As of December 31, 2009, we had $14.9 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately three years.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding restricted stock outstanding:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
	Outstanding	Average	Outstanding	Average
	Shares	Measurement	Shares	Measurement
Range of Measurement Date Prices	(000s)	Date Price	(000s)	Date Price

$0.00 — $17.99	416	$13.37	135	$16.05
$18.00 — $18.99	560	18.56	820	18.56
$19.00 — $20.99	374	19.52	641	19.56
$21.00 — $24.99	6	21.36	45	22.26
$25.00 and above	—	—	37	25.97

Total	1,356	$17.25	1,678	$19.00

The median measurement price of outstanding restricted shares as of December 31, 2009 and 2008 was $19.76 and $19.57, respectively.

Stock Options Outstanding

As of December 31, 2009, we had 1.4 million stock options outstanding at a weighted average exercise price of $9.33 per share. As of December 31, 2009, 1.1 million stock options were exercisable at a weighted average exercise price of $8.08 per share. As of December 31, 2009, the intrinsic value of the stock options outstanding and stock options exercisable was $9.5 million and $8.7 million, respectively, based on a market price of $14.86 for our common stock at December 31, 2009.

The following table summarizes stock options:

	For the Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Exercise	of Shares	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Options outstanding at beginning of year	1,329	$9.24	1,679	$10.10	1,917	$9.13
Granted	267	12.07	10	16.68	109	18.86
Exercised	(111)	4.55	(221)	5.33	(310)	6.02
Forfeited or exchanged	(75)	24.40	(139)	26.39	(37)	21.32

Options outstanding at end of year	1,410	$9.33	1,329	$9.24	1,679	$10.10

Options exercisable at end of year	1,079	$8.08	1,212	$8.23	1,492	$8.87

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options outstanding:

	December 31, 2009			December 31, 2008
		Weighted	Remaining		Weighted	Remaining
	Outstanding	Average	Exercise	Outstanding	Average	Exercise
	Shares	Exercise	Period	Shares	Exercise	Period
Range of Exercise Prices	(000s)	Price	(Years)	(000s)	Price	(Years)

$0.00 to $3.74	161	$3.68	1.6	183	$3.68	2.6
$3.75 to $4.99	401	3.93	0.7	482	3.94	1.7
$5.00 to $9.99	288	6.08	2.6	292	6.09	3.7
$10.00 to $19.99	472	15.03	4.3	217	18.53	4.0
$20.00 and above	88	24.30	1.6	155	25.22	1.8

Total	1,410	$9.33	2.5	1,329	$9.24	2.6

The following table summarizes information regarding stock options exercisable as of December 31, 2009:

		Weighted	Remaining
	Outstanding	Average	Exercise
	Shares	Exercise	Period
Range of Exercise Prices	(000s)	Price	(Years)

$0.00 to $3.74	161	$3.68	1.6
$3.75 to $4.99	401	3.93	0.7
$5.00 to $9.99	288	6.08	2.6
$10.00 to $19.99	141	18.84	3.1
$20.00 and above	88	24.30	1.6

Total	1,079	$8.08	1.7

The following table summarizes the information regarding stock options outstanding by each plan as of December 31, 2009:

			Shares
			Remaining
		Weighted	Available
	Outstanding	Average	for Future
	Shares	Exercise	Issuances
Plan Category	(000s)	Price	(000s)

Long-Term Incentive Plan	1,323	$9.07	3,185
Supplemental Equity Incentive Plan	87	13.34	224

Total	1,410	$9.33	3,409

Shares issued from our long-term incentive plan are new shares, and shares issued from our supplemental equity incentive plan are issued from treasury.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options Grants

The fair value of each option grant is estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

	2009	2008	2007

Fair value of options granted	$5.97	$8.69	$10.00
Expected volatility	60%	60%	61%
Risk free interest rate	2.1%	2.9%	4.7%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	4.5	4.5	4.5

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeiture based on recipient.

Share-based Compensation Expense

Share-based compensation expense is recorded for restricted stock awards and certain stock options on a straight-line basis over the vesting term based on the fair value at grant date. The agreements for certain restricted stock awards outstanding at December 31, 2009 contain provisions that allow for an acceleration of vesting if we achieve a certain level of financial performance. Accordingly, we may accelerate the unamortized compensation expense related to those awards and, therefore, we may experience variations in share-based compensation expense from period to period.

Total share-based compensation expense consisted of the following (shown in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Amortization of restricted stock awards	$6,378	$10,372	$13,244
Amortization of stock option awards	734	697	860
Fair value adjustment for variable stock option accounting awards	(16)	62	(130)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	382	950	1,011
Other share-based compensation expense	—	(242)	425

Total share-based compensation expense	$7,478	$11,839	$15,410

We estimate the number of restricted stock awards granted that would not vest due to employee forfeiture and accordingly record a reduction of compensation expense for these awards over the amortization period. We review our estimates of allowance for forfeiture on a periodic basis. During the fourth quarter 2007, we changed our estimate of expected forfeiture from 5 percent to 8 percent and accordingly recorded a cumulative credit adjustment of $1.2 million to share-based compensation expense. The forfeiture rate did not change materially in 2008 or 2009.

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the amounts attributable to each category:

	For the Year Ended December 31,
	2009	2008	2007

Cost of services	$5,083	$9,087	$12,247
General and administrative expenses	2,395	2,752	3,163

Total share-based compensation expense	$7,478	$11,839	$15,410

Income tax benefits recorded in the accompanying statements of income related to share-based compensation expense for the years ended December 31, 2009, 2008, and 2007 was $3.2 million, $5.0 million, and $6.6 million, respectively, using our effective income tax rate of 43 percent.

During the years ended December 31, 2009, 2008, and 2007, we received $3.2 million, $6.6 million, and $8.3 million of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2009, 2008, and 2007, we generated excess tax benefits of $0.1 million, $1.1 million, and $2.4 million, respectively, related to employee stock option exercises transactions.

Employee Stock Purchase Plan

During 1996, we implemented an employee stock purchase plan, which was subsequently replaced at our annual stockholders meeting on May 3, 2006. At that meeting, our stockholders approved a new employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 85 percent of the market value. Effective April 1, 2009, we changed the purchase price of our common stock under the plan to be 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During the years ended December 31, 2009, 2008, and 2007, we recorded $0.4 million, $1.0 million and $1.0 million, respectively, related to the discount given on employee stock purchases through our employee stock purchase plan. During the years ended December 31, 2009, 2008, and 2007, we issued 223,000, 340,000 and 410,000 shares, respectively, of our common stock related to this plan.

The maximum number of shares of our common stock remaining as of December 31, 2009 that can be issued under the employee stock purchase plan is 1.5 million shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are issued to employees.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2009	2008

Billed amounts	$138,114	$142,503
Engagements in process	45,291	49,319
Allowance for uncollectible accounts	(19,797)	(21,358)

	$163,608	$170,464

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the prior month’s services. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets as of December 31 were as follows (shown in thousands):

	2009	2008

Notes receivable — current	$4,845	$4,595
Income taxes receivable	3,174	—
Other prepaid expenses and other current assets	8,355	8,860

Prepaid expenses and other current assets	$16,374	$13,455

Other assets

The components of other assets as of December 31 were as follows (shown in thousands):

	2009	2008

Notes receivable — non-current	$10,131	$13,905
Prepaid expenses and other non-current assets	3,508	3,624

Other assets	$13,639	$17,529

Notes receivable represent unsecured forgivable loans with terms of four to five years with an original principal amount aggregating $22.8 million to certain senior consultants. Beginning in 2007, the loans were issued to retain and motivate highly-skilled professionals. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. Certain events such as death or disability, termination by us for cause or voluntarily by the employee will result in earlier repayment of any unforgiven loan amounts. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.3% per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated $1.2 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, $3.2 million, in aggregate, of the principal amount of the loans were forgiven as the services and contractual requirements had been performed up to the due dates of the principal amounts payable.

Property and Equipment

Property and equipment as of December 31 consisted of (shown in thousands):

	2009	2008

Furniture, fixtures and equipment	$54,169	$49,668
Software	27,308	24,056
Leasehold improvements	39,587	40,159

Property and equipment, at cost	121,064	113,883
Less: accumulated depreciation and amortization	(78,089)	(68,732)

Property and equipment, net	$42,975	$45,151

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009, 2008, and 2007, we recorded depreciation expense of $17.6 million, $17.3 million and $16.2 million, respectively. As of December 31, 2009, we had a $5.0 million construction in progress balance within our property and equipment accounts which was primarily related to internally used software. Depreciation for items in the construction in progress balance will commence when assets are ready for use.

Other Current Liabilities

The components of other current liabilities as of December 31 were as follows (shown in thousands):

	2009	2008

Deferred business acquisition obligations	$7,588	$10,899
Deferred revenue	13,039	13,685
Deferred rent	1,401	2,470
Commitments on abandoned real estate (see Note 13)	4,141	1,112
Interest rate swap liability (see Note 11)	4,116	—
Other liabilities	4,156	3,301

	$34,441	$31,467

The deferred business acquisition obligations of $7.6 million at December 31, 2009 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. As of December 31, 2009, we were obligated to issue shares of common stock amounting to $5.6 million. The number of shares to be issued is based on the trading price of our common stock for a period of time prior to the issuance dates. The deferred business acquisition obligations of $10.9 million at December 31, 2008 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. The liability for deferred business acquisition obligations has been discounted to net present value.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2017. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary.

Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows (shown in thousands):

	2009	2008

Deferred business acquisition obligations	$6,311	$11,277
Deferred rent — long-term	9,740	9,995
Commitments on abandoned real estate (see Note 13)	4,660	2,884
Interest rate swap liability (asset) (see Note 11)	(168)	9,585
Other non-current liabilities	3,380	3,595

	$23,923	$37,336

The deferred business acquisition obligations of $6.3 million and $11.3 million at December 31, 2009 and December 31, 2008, respectively, consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. As of December 31, 2009, we were obligated to issue shares of common stock amounting to $5.3 million. The number of shares to be issued is based on the trading price of our common

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock for a period of time prior to the issuance dates. The liability for deferred business acquisition obligations has been discounted to net present value.

The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2020.

Notes Payable — Current and Non-Current

Current notes payable as of December 31 were as follows (shown in thousands):

	2009	2008

Note related to the Abros acquisition	$—	$362
Note related to the Troika acquisition	—	3,811

Total current notes payable	$—	$4,173

10.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

2009 Non-Cash Transactions

During the year ended December 31, 2009, as part of the purchase price agreements for acquired businesses during the year, we entered into commitments totaling $2.0 million of deferred cash payments. In addition, as part of the purchase price agreements for acquired businesses during the previous years, we issued $7.0 million of our common stock, which were recorded in current liabilities.

2008 Non-Cash Transactions

During the year ended December 31, 2008, as part of the purchase price agreements for acquired businesses during the year, we entered into commitments totaling $1.9 million of deferred cash payments and $21.0 million of deferred stock issuances. We also entered into software license commitments for $2.5 million related to a future enterprise resource planning system.

2007 Non-Cash Transactions

During the year ended December 31, 2007, as part of the purchase price agreements for acquired businesses during the year, we entered into commitments totaling $3.1 million of deferred cash payments, $1.0 million of deferred stock issuances and $10.8 million of notes payable.

Other Information

Total interest paid during the years ended December 31, 2009, 2008 and 2007 was $13.9 million, $19.7 million and $14.0 million, respectively. Total income taxes paid during the years ended December 31, 2009, 2008 and 2007 were $11.3 million, $32.9 million, and $27.3 million, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMPREHENSIVE INCOME

Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Net income	$21,947	$40,057	$33,396
Foreign currency translation adjustment	13,088	(33,321)	6,391
Unrealized net gain (loss) on interest rate derivative, net of income taxes	3,079	(1,968)	(3,467)

Comprehensive income	$38,114	$4,768	$36,320

On July 2, 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fix $60.0 million of our LIBOR base rate of our indebtedness at an average rate of 1.83% beginning July 1, 2010. These agreements mature concurrent with the maturity of our credit facility in May 2012.

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to our hedges for the years ended December 31, 2009 and 2008.

As of December 31, 2009, we have a $3.9 million net liability related to the interest rate derivatives. During the year ended December 31, 2009, we recorded a $3.1 million unrealized gain related to our derivatives, which is net of income taxes of $2.6 million, to accumulated other comprehensive income. As of December 31, 2009, accumulated other comprehensive income is comprised of foreign currency translation loss of $10.7 million and unrealized net loss on interest rate derivatives of $2.3 million. As of December 31, 2008, accumulated comprehensive income is comprised of foreign currency translation loss of $23.8 million and unrealized net loss on interest rate derivative of $5.4 million.

12.	CURRENT AND LONG TERM BANK DEBT

As of December 31, 2009, we maintained a bank borrowing credit agreement consisting of a $275.0 million revolving line of credit which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of December 31, 2009, we had aggregate borrowings of $219.4 million, compared to $232.5 million as of December 31, 2008. At December 31, 2009, all of our borrowings were under the term loan facility of our credit agreement. Based on our financial covenant restrictions under our credit facility as of December 31, 2009, a maximum of approximately $70.0 million would be available in additional borrowings on our line of credit. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which will reduce future required quarterly payments on a pro rata basis. If this prepayment had happened on December 31, 2009 our availability to borrow on our line of credit would have been approximately $110 million.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At our option borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of December 31, 2009, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of December 31, 2009, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see Note 11 — Comprehensive Income) was 5.6% and 6.5% for 2009 and 2008, respectively.

Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2009, under the definitions in the credit agreement, our consolidated leverage ratio was 2.5 and our consolidated fixed charge coverage ratio was 3.3. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of December 31, 2009 and 2008; however there can be no assurances that we will remain in compliance in the future.

The table below lists the maturities of debt outstanding as of December 31, 2009 (in thousands):

Amount

2010	$12,375
2011	22,500
2012, through May 31	184,500

Total	$219,375

13.	OTHER OPERATING COSTS

Other operating costs for the years ended December 31, 2009, 2008 and 2007 consisted of the following (shown in thousands):

	2009	2008	2007

Separation costs and severance	$—	$—	$7,288
Office consolidation:
Adjustments to office closures obligations, discounted and net of expected sublease income	7,525	2,173	3,346
Write down of leasehold improvements	—	500	3,404
Accelerated depreciation on leasehold improvements due to expected office closures	1,285	2,534	—
Gain on sale of property	—	—	(2,201)

Other operating costs	$8,810	$5,207	$11,837

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separation costs and severance:

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

Office consolidation:

During the third and fourth quarters of 2007, we began a program to eliminate duplicate facilities and consolidate and close certain offices. During the years ended December 31, 2009, 2008, and 2007 we recorded $8.8 million, $5.2 million and $6.8 million, respectively, of expense associated with the office closings, market adjustments to related sublease income and excess space reductions. The costs consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. During 2009, office consolidation related costs primarily related to costs associated with the relocation of our New York office and reduction in space of our Los Angeles office. In determining our reserves for office consolidation expenses at December 31, 2009, we estimated future sublease proceeds based on market conditions of $4.2 million on three properties for which we do not have a contracted subtenant.

We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. During 2009, as a result of an assessment of our real estate needs subsequent to the acquisition of Chicago Partners, we decided to reoccupy a portion of certain property in Chicago, Illinois that had previously been abandoned. The net impact of this change in estimate did not have a material impact on the financial statements. Of the $8.8 million liability recorded at December 31, 2009, we expect to pay $4.1 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

Gain on sale of property:

On September 28, 2007, we sold the property where our principal executive office was located for an aggregate gross purchase price of $4.5 million and recorded a $2.2 million gain on the sale of property.

Balance Sheet:

As of December 31, 2009 we have recorded $8.8 million in current and non-current liabilities related to office consolidations in the consolidated balance sheets. The activity for the years ended December 31, 2008 and 2009 is as follows (shown in thousands):

	Office
	Space	Workforce
	Reductions	Reductions

Balance at December 31, 2007	$5,212	$1,199
Charges to operations during the year ended December 31, 2008	2,673	—
Utilized during the year ended December 31, 2008	(3,889)	(1,199)

Balance at December 31, 2008	$3,996	$—

Charges to operations during the year ended December 31, 2009	7,525	—
Utilized during the year ended December 31, 2009	(2,720)	—

Balance at December 31, 2009	$8,801	$—

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	LEASE COMMITMENTS

We lease office facilities under operating lease arrangements that expire at various dates through 2020. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of our leases contain renewal provisions.

Future minimum annual lease payments for the years subsequent to December 31, 2009 and in the aggregate are as follows (shown in thousands):

Year Ending December 31,	Amount

2010	$24,818
2011	23,900
2012	19,641
2013	16,490
2014	14,426
Thereafter	34,019

$133,294

During 2007, we began a program to eliminate duplicate facilities, consolidate and close certain offices. Of the $133.3 million lease commitments as of December 31, 2009, $23.2 million of the lease commitments relate to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. As of December 31, 2009, we have contractual subleases of $8.2 million, which is not reflected in the commitment table above. Such sublease income would offset the cash outlays. Additionally, we intend to secure subtenants for the properties available for sublease to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. Such sublease income, if any, would offset the cash outlays. The lease commitments for these offices extend through 2017.

Rent expense for operating leases was $27.6 million, $25.6 million and $25.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

15.	INCOME TAXES

The sources of income before income taxes are as follows (shown in thousands):

	For the Year Ended
	December 31,
	2009	2008	2007

United States	$39,860	$66,509	$63,420
Other	(1,812)	3,343	(4,882)

Total income before income tax expense	$38,048	$69,852	$58,538

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) consists of the following (shown in thousands):

	For The Year Ended
	December 31,
	2009	2008	2007

Federal:
Current	$6,366	$23,548	$19,122
Deferred	6,614	(1,093)	1,930

Total	12,980	22,455	21,052

State:
Current	1,382	6,002	4,946
Deferred	1,688	(279)	493

Total	3,070	5,723	5,439

Foreign:
Current	1,987	4,706	2,056
Deferred	(1,936)	(3,089)	(3,405)

Total	51	1,617	(1,349)

Total federal, state and foreign income tax expense	$16,101	$29,795	$25,142

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the Year Ended December 31,
	2009	2008	2007

Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	5.8	5.3	6.0
Foreign taxes	0.6	0.8	0.5
Effect of non-deductible meals and entertainment expense	1.3	1.2	1.3
Effect of enacted tax rate changes	—	—	(1.3)
Effect of other transactions, net	(0.4)	0.4	1.5

	42.3%	42.7%	43.0%

During the year ended December 31, 2009, we recorded adjustments of $1.3 million to increase income taxes payable related to net tax deficits associated with the vests of restricted stock, exercises of nonqualified stock options, and disqualifying disposition of incentive stock options. During the year ended December 31, 2008 and 2007, we recorded adjustments of $0.6 million and $1.6 million, respectively, to reduce income taxes payable related to excess tax benefits associated with vests of restricted stock, exercises of nonqualified stock options, and disqualifying dispositions of incentive stock options. Such income taxes payable adjustments were reflected in additional paid — in-capital for each year.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2009	2008

Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$7,879	$8,558
Deferred revenue	3,626	3,330
Accrued compensation	3,734	2,468
Accrued office consolidation costs	2,754	2,683
Interest rate derivatives	1,706	4,150
Depreciation and amortization	1,412	1,850
Share-based compensation	3,415	4,977
Forgivable loans	1,989	1,318
Tax credits and capital loss carry forward	—	396
Other	1,192	1,028

Deferred tax assets	27,707	30,758

Acquisition costs — domestic acquisitions	(38,166)	(29,907)
Acquisition costs — foreign acquisitions	(6,591)	(7,427)
Prepaid expenses	(994)	—
Change in accounting method	—	(441)

Deferred tax liabilities	(45,751)	(37,775)

Net deferred tax liabilities	$(18,044)	$(7,017)

As of December 31, 2009 and 2008, we had a valuation allowance of $1.0 million and $0.8 million related to certain foreign operating loss carry forwards. We have not recorded a valuation allowance against any of our other deferred tax assets, because we believe it is more likely than not that such deferred tax assets are recoverable from future results of operations.

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $28.8 million as of December 31, 2009. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In thousands)

Balance at January 1, 2009	$818
Reductions based on tax positions of prior years	(565)
Settlements	459

Balance at December 31, 2009	$712

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balance at December 31, 2009 were $0.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. We recognized interest accrued related to unrecognized tax benefits and penalties in income tax expense which were not material in 2009, 2008 and 2007.

Included in the balance at December 31, 2009 were $0.5 million of tax positions for which the ultimate deductibility is uncertain and so we did not recognize any income tax benefit for financial accounting purposes. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state and local and foreign income tax matters have been concluded for years through 2005. U.S. federal income tax returns for 2006 through 2008 are currently open for examination. As of December 31, 2009 there was an examination of the 2007 federal tax returns by the IRS.

16.	FAIR VALUE

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swaps (see Note 11 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of December 31, 2009, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instruments are classified within level 2.

Additionally, the value of our bank borrowing credit agreement (see Note 12 — Current and Long Term Bank Debt) was estimated to be 4% below its carrying value based on unobservable Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.

As of December 31, 2009 and 2008 our interest rate swaps were the only financial instruments carried at fair value on our financial statements. The following table summarizes the liability measured at fair value on a recurring basis at December 31, 2009 and 2008 (shown in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2009
Interest rate swaps, net (recorded in other liabilities)	—	$3,948	—	$3,948
As of December 31, 2008
Interest rate swap (recorded in other liabilities)	—	$9,585	—	$9,585

17.	EMPLOYEE BENEFIT PLANS

We have a 401k plan and match an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant per year. We, as sponsor of the plan, use independent third parties to provide administrative services to the plan. We have the right to terminate the plans at any time. During the year ended December 31, 2009 we suspended the 401k plan match as part of our cost saving initiatives. We may reinstate the plan match during 2010. Our contributions were $3.2 million, $6.0 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have other retirement plans for our foreign subsidiaries’ participants. During the year ended December 31, 2009, 2008 and 2007, we recorded expense of $3.8 million, $4.4 million and $2.8 million, respectively, for retirement savings related plans.

18.	RELATED PARTY TRANSACTIONS

We lease office space from Equity Office Properties. William M. Goodyear was a trustee on the board of trustees at Equity Office Properties. Mr. Goodyear resigned as a trustee of Equity Office Properties during February 2007. During the year ended December 31, 2007 we paid $2.8 million to Equity Office Properties in connection with such space. These leases were executed at market terms.

19.	LITIGATION AND SETTLEMENTS

From time to time, we are party to various lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty we do not believe that any of those lawsuits or claims will have a material adverse effect on our financial condition or results of operations.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2009, 2008 and 2007

	Balance at			Balance at
	Beginning of	Charged to		End of
Description	Year	Expenses	Deductions(1)	Year
		(In thousands)

Year ended December 31, 2009
Allowance for doubtful accounts	$21,358	$15,053	$(16,614)	$19,797
Year ended December 31, 2008
Allowance for doubtful accounts	$12,674	$20,292	$(11,608)	$21,358
Year ended December 31, 2007
Allowance for doubtful accounts	$11,970	$9,518	$(8,814)	$12,674

(1)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1