Form 10-Q
period 2010-03-31
NAVIGANT CONSULTING INC
filed 2010-05-05
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 5, 2010, 50.6 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$361	$49,144
Accounts receivable, net	174,690	163,608
Prepaid expenses and other current assets	18,306	16,374
Deferred income tax assets	13,930	19,052

Total current assets	207,287	248,178
Property and equipment, net	41,592	42,975
Intangible assets, net	28,405	30,352
Goodwill	487,355	485,101
Other assets	13,378	13,639

Total assets	$778,017	$820,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,267	$8,203
Accrued liabilities	10,130	8,664
Accrued compensation-related costs	39,100	69,751
Term loan — current	14,258	12,375
Other current liabilities	35,595	34,441

Total current liabilities	108,350	133,434

Non-current liabilities:
Deferred income tax liabilities	38,016	37,096
Other non-current liabilities	25,069	23,923
Term loan — non-current	164,657	207,000
Bank debt —non-current	18,360	—

Total non-current liabilities	246,102	268,019

Total liabilities	354,452	401,453

Stockholders’ equity:
Common stock	60	60
Additional paid-in capital	560,278	559,368
Treasury stock	(218,700)	(218,798)
Retained earnings	97,633	91,186
Accumulated other comprehensive loss	(15,706)	(13,024)

Total stockholders’ equity	423,565	418,792

Total liabilities and stockholders’ equity	$778,017	$820,245

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended
	March 31,
	2010	2009
Revenues before reimbursements	$153,870	$167,212
Reimbursements	19,680	15,150

Total revenues	173,550	182,362
Cost of services before reimbursable expenses	102,230	110,267
Reimbursable expenses	19,680	15,150

Total costs of services	121,910	125,417
General and administrative expenses	30,460	34,893
Depreciation expense	3,801	4,640
Amortization expense	2,796	3,620
Other operating costs:
Office consolidation	—	908

Operating income	14,583	12,884
Interest expense	3,478	3,968
Interest income	(313)	(296)
Other expense (income), net	105	(321)

Income before income tax expense	11,313	9,533
Income tax expense	4,866	4,100

Net income	$6,447	$5,433

Basic net income per share	$0.13	$0.11
Shares used in computing income per basic share	48,691	47,443
Diluted net income per share	$0.13	$0.11
Shares used in computing income per diluted share	50,096	49,449
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$6,447	$5,433
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,801	4,640
Depreciation expense — office consolidation	—	608
Amortization expense	2,796	3,620
Share-based compensation expense	975	2,506
Accretion of interest expense	205	278
Deferred income taxes	5,319	2,778
Allowance for doubtful accounts receivable	1,584	3,754
Changes in assets and liabilities:
Accounts receivable	(13,610)	(22,652)
Prepaid expenses and other assets	(1,250)	(2,270)
Accounts payable	1,155	2,155
Accrued liabilities	2,146	(334)
Accrued compensation-related costs	(30,416)	(31,842)
Income taxes payable	(609)	(1,821)
Other liabilities	500	(1,464)

Net cash used in operating activities	(20,957)	(34,611)

Cash flows from investing activities:
Purchases of property and equipment	(3,056)	(5,708)
Acquisition of business	(4,000)	(1,875)
Payments of acquisition liabilities	—	(2,821)
Other, net	—	(40)

Net cash used in investing activities	(7,056)	(10,444)

Cash flows from financing activities:
Issuances of common stock	661	1,672
Payments of notes payable	—	(355)
Borrowings from banks, net of repayments	19,315	28,802
Payments of term loan	(40,460)	(562)
Other, net	(390)	(706)

Net cash (used in) provided by financing activities	(20,874)	28,851

Effect of exchange rate changes on cash	104	(187)

Net decrease in cash and cash equivalents	(48,783)	(16,391)
Cash and cash equivalents at beginning of the period	49,144	23,134

Cash and cash equivalents at end of the period	$361	$6,743

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
     The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.
     These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2009 included in the Annual Report on Form 10-K, as filed by us with the Securities and Exchange Commission on February 19, 2010. Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation including the reclassification of the prior year segment information (see Note 3 — Segment Information).
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
Note 2. Acquisitions
     On January 20, 2010, we acquired the assets of Empiris, LLC, located in Washington, D.C. for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, recorded in other liabilities, to be paid in cash in two equal installments on December 31, 2010 and January 3, 2012. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012 and will be payable in March of the year following the year such performance targets are attained. Fair value of the contingent consideration, recorded in other liabilities, was estimated to be $1.9 million and was determined based on level two observable inputs (see Note 11 — Fair Value) and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. This acquisition consisted of nine consulting professionals and has been included in the Economic Consulting segment.
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
     We acquired Summit Blue to expand and complement our energy practice with new service lines to our clients. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, had approximately 60 consultants at the time of acquisition and has been included in our Business Consulting Services segment.

Note 3. Segment Information
     Our business is organized in four reportable segments — Dispute and Investigative Services, Business Consulting Services, International Consulting and Economic Consulting. These reportable segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made, which along with other factors, resulted in the identification of two additional operating segments and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation.
     The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.
     The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients. Beginning with the first quarter of 2010, the Energy and Healthcare business units are now defined as operating segments due to their size, importance and organizational reporting relationships. The reporting segment is comprised of three operating segments, Energy, Healthcare and other business consulting practices, which is primarily associated with providing operations advisory, valuation and restructuring services to financial services and other markets. The clients are principally “C” suite and corporate management, government entities and law firms.
     The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite and corporate management, government entities, and law firms
     The Economic Consulting reporting segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and government agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation and securities litigation.

	For the three months ended
	March 31,
	2010	2009
Revenues before reimbursements:
Dispute and Investigative Services	$63,338	$71,903
Business Consulting Services	57,399	66,906
International Consulting	16,145	15,516
Economic Consulting	16,988	12,887

Total revenues before reimbursements	$153,870	$167,212

Total revenues:
Dispute and Investigative Services	$67,894	$77,496
Business Consulting Services	66,250	73,516
International Consulting	20,797	17,303
Economic Consulting	18,609	14,047

Total revenues	$173,550	$182,362

Segment operating profit:
Dispute and Investigative Services	$25,408	$28,234
Business Consulting Services	19,017	23,452
International Consulting	3,740	4,176
Economic Consulting	6,296	4,644

Total combined segment operating profit	54,461	60,506
Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	30,460	34,893
Depreciation expense	3,801	4,640
Amortization expense	2,796	3,620
Long term compensation expense related to consulting personnel (including share based compensation)	2,821	3,561
Other operating expenses	—	908

Operating income	14,583	12,884
Other expense, net	3,270	3,351

Income before income tax expense	$11,313	$9,533

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
     Total assets by segment were as follows (shown in thousands):

	March 31,	December 31,
	2010	2009
Dispute and Investigative Services	$307,410	$304,744
Business Consulting Services	217,382	212,975
International Consulting	78,983	86,195
Economic Consulting	86,675	75,147
Unallocated assets	87,567	141,184

Total assets	$778,017	$820,245

Note 4. Goodwill and Intangible Assets
     Goodwill and other intangible assets consisted of (shown in thousands):

	March 31,	December 31,
	2010	2009
Goodwill	$492,780	$490,526
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	487,355	485,101
Intangible assets:
Customer lists and relationships	63,790	63,697
Non-compete agreements	19,688	19,701
Other	19,851	19,589

Intangible assets, at cost	103,329	102,987
Less—accumulated amortization	(74,924)	(72,635)

Intangible assets, net	28,405	30,352

Goodwill and intangible assets, net	$515,760	$515,453

     On a periodic basis, we are required to consider whether or not the fair value of each of the reporting units could have fallen below its carrying value. We consider elements and other factors including, but not limited to, changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance and our financial projections. As a result of this review we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date. We continue to monitor these factors and we may perform additional impairment tests as appropriate in future periods.
     Our annual test is completed in the second quarter of each year. During the first quarter of 2010, in connection with recent organizational changes and the repositioning of certain service offerings between our reporting units, we completed an interim impairment test of our goodwill balances as of February 28, 2010. The impairment test was completed based on our historical reporting units prior to the repositioning of certain service offerings in the first quarter of 2010. There was no indication of impairment based on our analysis. We will complete the impairment analysis again in the second quarter of 2010, which will reflect the updated segment financial results.
     As of our February 28, 2010 analysis, the excess of estimated fair value over net asset carrying value of the Business Consulting Services reporting unit and the Dispute and Investigative Services reporting unit were approximately 30% and 40% of estimated fair value, respectively. The excess of estimated fair value over the net asset carrying value of the International Consulting and Economic Consulting reporting units were approximately 30% and 20% of estimated fair value, respectively, and given the smaller size of these reporting units the relative dollars of the excess are substantially smaller than for the other two reporting units. Further, the estimated fair value of the International Consulting and Economic Consulting reporting units may be more volatile due to the reporting units’ smaller size and higher expected earnings growth rates. Also, given the International Consulting reporting unit’s involvement in emerging markets, its estimated fair value may be more volatile. Additionally, the Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value is dependent on the success of such acquisitions. The key assumptions used in our February 28, 2010 analysis included profit margin improvement to be generally consistent with our longer term historical performance, revenue growth rates ahead of the industry in the near term and discount rates determined based on comparables for our peer group. Our fair value estimates were made as of the date of our analysis and are subject to change.
     We review our intangible asset values on a periodic basis. We had $28.4 million in intangible assets, net of accumulated amortization as of March 31, 2010. Of the $28.4 million balance, $21.3 million related to customer lists and relationships, $3.0 million related to non-compete agreements and $4.1 million related to other intangible assets. As of March 31, 2010, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 4.2 years, 2.1 years and 3.4 years, respectively. We have reviewed the estimated period of consumption for our intangible assets. As of March 31, 2010, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to seven years. We will amortize the remaining net book values of intangible assets over their remaining useful lives.
     During 2009, we completed a strategic review. As a result, we repositioned and wound-down several service lines which resulted in a narrower focus on certain strategic businesses on a global basis — disputes, economics, healthcare and energy. On an ongoing basis, we expect to continue to evaluate our strategic and competitive position. As we review our portfolio of services in the future, we may exit certain markets or reposition certain service offerings within our business. Consistent with past evaluations, this evaluation may result in our redefining our operating segments and may impact a significant portion of one or more of our reporting units. As noted above, if such actions occur, they may be considered triggering events that would result in our performing an interim impairment test of our goodwill and an impairment test of our intangible assets.
     We use various methods to determine fair value, including market, income and cost approaches. With these approaches, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to valuation can be readily observable, market-corroborated, or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
     The fair value measurements used for our goodwill impairment testing use significant unobservable inputs which reflect our own assumptions about the inputs that market participants would use in measuring fair value including risk considerations.
     The changes in carrying values of goodwill and intangible assets (shown in thousands) are as follows:

	For the three months ended
	March 31,
	2010	2009
Beginning of period—Goodwill, net	$485,101	$463,058
Goodwill acquired	5,807	1,768
Adjustments to goodwill	(44)	—
Foreign currency translation—goodwill	(3,509)	(1,650)

End of period — Goodwill, net	$487,355	$463,176

Beginning of period—Intangible assets, net	$30,352	$38,108
Intangible assets acquired	1,572	(44)
Foreign currency translation—intangible assets, net	(723)	(335)
Less—amortization expense	(2,796)	(3,620)

End of period—Intangible assets, net	$28,405	$34,109

     As of March 31, 2010, goodwill and intangible assets, net of amortization, was $225.5 million for Dispute and Investigative Services, $163.9 million for Business Consulting Services, $61.0 million for International Consulting and $65.4 million for Economic Consulting.

     Total amortization expense for the three months ended March 31, 2010 and 2009 was $2.8 million and $3.6 million, respectively. Below is the estimated aggregate amortization expense to be recorded for the remainder of 2010 and for each of the four years following related to intangible assets at March 31, 2010 (shown in thousands):

For the period ending December 31,	Amount
2010	$7,489
2011	7,711
2012	5,229
2013	4,160
2014	2,680
Thereafter	1,136

Total	$28,405

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
     The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended
	March 31,
	2010	2009
Common shares outstanding	48,691	47,410
Business combination obligations payable in a fixed number of shares	—	33

Basic shares	48,691	47,443
Employee stock options	329	351
Restricted shares and stock units	177	259
Business combination obligations payable in a fixed dollar amount of shares	890	1,345
Contingently issuable shares	9	51

Diluted shares	50,096	49,449

     For the three months ended March 31, 2010 and 2009, we had outstanding stock options for approximately 318,000 and 362,000 shares, respectively, which were excluded from the computation of diluted shares because these shares had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.
     In connection with certain business acquisitions, we are obligated to issue a certain number of shares of our common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance are included in the diluted earnings per share calculation. As part of the Chicago Partners acquisition, we issued approximately 450,000 shares of our common stock on April 30, 2010 and are obligated to issue shares based on a fixed dollar amount of $5.8 million on May 1, 2011. For the three months ended March 31, 2010, the diluted share computation included 0.9 million shares related to the Chicago Partners deferred purchase price obligations.
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
Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2010 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2010	$418,792	48,651
Comprehensive income	3,765	—
Other issuances of common stock	661	69
Net settlement of employee taxes on taxable compensation related to the vesting of restricted stock	(428)	(34)
Tax benefits on stock options exercised and restricted stock vested	(200)	—
Issuances of restricted stock, net of forfeitures	—	152
Share-based compensation expense	975	—

Stockholders’ equity at March 31, 2010	$423,565	48,838

Note 7. Share-Based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended
	March 31,
	2010	2009
Amortization of restricted stock awards	$734	$2,174
Amortization of stock option awards	209	112
Fair value adjustment for variable stock option accounting awards	(33)	(40)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	65	260

Total share-based compensation expense	$975	$2,506

     During the three months ended March 31, 2010 and 2009, share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses and share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category (shown in thousands):

	Three months ended
	March 31,
	2010	2009
Cost of services	$801	$1,926
General and administrative expenses	174	580

Total share-based compensation expense	$975	$2,506

Restricted Stock Outstanding
     As of March 31, 2010, 1.3 million restricted stock awards and equivalent units were outstanding at a weighted average measurement price of $16.71 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.

     The following table summarizes restricted stock activity for the three months ended March 31, 2010 and 2009:

	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock and equivalents outstanding at beginning of the period	1,356	$17.25	1,678	$19.00
Granted	163	12.36	60	15.28
Vested	(152)	16.34	(318)	19.97
Forfeited	(37)	18.70	(12)	20.32

Restricted stock and equivalents outstanding at end of the period	1,330	$16.71	1,408	$18.63

     As of March 31, 2010, we had $15.9 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately 2.6 years.
     During March 2010, we modified the vesting terms of the restricted stock awards granted on March 13, 2007 and April 30, 2007 to provide for 25% vest annually starting March 2011 and April 2011, respectively. The original vesting term was seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. We modified the vesting terms of the restricted stock awards in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million in the first quarter of 2010 to share-based compensation expense to align the expense recognition with the amended vesting terms. As of March 31, 2010, approximately 0.7 million of these restricted stock awards remain outstanding and 0.2 million have vested since the grant date.
     During March 2010, the board of directors granted $3.0 million of restricted stock and stock option awards to selected senior management. As part of this award, 163,000 restricted shares were issued, which had a fair value of $2.0 million at grant date. The restricted stock and stock option awards vest 33% annually over three years.
Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable:
     The components of accounts receivable were as follows (shown in thousands):

	March 31,	December 31,
	2010	2009
Billed amounts	$138,405	$138,114
Engagements in process	54,822	45,291
Allowance for doubtful accounts	(18,537)	(19,797)

	$174,690	$163,608

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
Prepaid expenses and other current assets:
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	March 31,	December 31,
	2010	2009
Notes receivable — current	$5,145	$4,845
Prepaid income taxes	2,686	3,174
Other prepaid expenses and other current assets	10,475	8,355

Prepaid expenses and other current assets	$18,306	$16,374

Other assets:
     The components of other assets were as follows (shown in thousands):

	March 31,	December 31,
	2010	2009
Notes receivable — non-current	$9,506	$10,131
Prepaid expenses and other non-current assets	3,872	3,508

Other assets	$13,378	$13,639

     Notes receivable represent unsecured forgivable loans with terms of three to five years. The loans were issued to retain and motivate highly-skilled professionals. During the quarter ended March 31, 2010, we issued $0.9 million in forgivable loans. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. Certain events such as death or disability, termination by us for cause or voluntarily by the employee will result in earlier repayment of any unforgiven loan amounts. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.0% per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated $0.3 million for the three months ended March 31, 2010 and 2009. As of March 31, 2010, $3.2 million, in aggregate, of the principal amount of the loans were forgiven as the services and contractual requirements had been performed up to the due dates of the principal amounts payable.
Property and Equipment:
     Property and equipment were comprised of the following (shown in thousands):

	March 31,	December 31,
	2010	2009
Furniture, fixtures and equipment	$54,932	$54,169
Software	28,527	27,308
Leasehold improvements	39,740	39,587

Property and equipment, at cost	123,199	121,064
Less: accumulated depreciation and amortization	(81,607)	(78,089)

Property and equipment, net	$41,592	$42,975

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2010	2009
Deferred business acquisition obligations	$8,878	$7,588
Deferred revenue	15,095	13,039
Deferred rent	1,782	1,401
Commitments on abandoned real estate (see Note 13)	3,615	4,141
Interest rate swap liability (see Note 10)	2,082	4,116
Other liabilities	4,143	4,156

Total other current liabilities	$35,595	$34,441

     The deferred business acquisition obligations of $8.9 million at March 31, 2010 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. On April 30, 2010, we issued approximately 450,000 shares of our common stock to settle $5.8 million of this obligation. The number of shares to be issued is based on the trading price of our common stock for a period of time prior to the issuance dates.
     The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2020. The expected sublease income is subject to market conditions and may be adjusted in future periods as necessary.
     Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.

Other Non-Current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2010	2009
Deferred business acquisition obligations	$8,584	$6,311
Deferred rent — long term	9,274	9,740
Commitments on abandoned real estate(see Note 13)	3,925	4,660
Interest rate swap liability(asset) (see Note 10)	535	(168)
Other non-current liabilities	2,751	3,380

Total other liabilities	$25,069	$23,923

     The deferred business acquisition obligations of $8.6 million at March 31, 2010 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. As of March 31, 2010, we were obligated to issue shares of common stock amounting to $5.4 million in periods subsequent to March 31, 2011. The number of shares to be issued is based on the trading price of our common stock for a period of time prior to the issuance dates. The liability for deferred business acquisition obligations has been discounted to net present value.
     The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2020.
Note 9. Supplemental Consolidated Cash Flow Information
     During the three months ended March 31, 2010, as part of the purchase price agreement for Empiris, we entered into commitments totaling $3.5 million of deferred cash payments, of which $2.0 million is contingent upon certain performance achievements.
     Total interest paid during the three months ended March 31, 2010 and 2009 was $3.2 million and $3.4 million, respectively. We received $0.9 million in income tax refunds during the three months ended March 31, 2010 and paid $2.5 million in total income taxes during the three months ended March 31, 2009.
Note 10. Comprehensive Income
     Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands):

	For the three months ended
	March 31,
	2010	2009
Net income	$6,447	$5,433
Foreign currency translation adjustment	(3,476)	(2,123)
Unrealized net income on interest rate derivative, net of income tax benefits	794	483

Comprehensive income	$3,765	$3,793

     In July 2007, we entered into an interest rate swap agreement with a bank for a notional value of $165.0 million through June 30, 2010. This agreement effectively fixed our LIBOR base rate for $165.0 million of our indebtedness at a rate of 5.30% during this period. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fixed $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010 through May 31, 2012. In March 2010, we entered into two interest rate swap agreements of equal amounts with two different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.45% beginning July 1, 2010 through May 31, 2012.
     We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to our hedges for the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010 and 2009 we recorded $2.1 million and $1.6 in interest expense, respectively, associated with differentials to be received or paid under the instruments.

     As of March 31, 2010, we have a $2.6 million net liability related to the interest rate derivatives. During the three months ended March 31, 2010, we recorded a $0.8 million unrealized gain related to our derivatives, which is net of income taxes of $0.5 million, to accumulated other comprehensive income. As of March 31, 2010, accumulated other comprehensive income is comprised of foreign currency translation loss of $14.1 million and unrealized net loss on interest rate derivatives of $1.6 million.
Note 11. Fair Value
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
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swaps (see Note 10 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of March 31, 2010, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instruments are classified within Level 2.
     Additionally, the value of our bank borrowing credit agreement (see Note 12 — Bank Borrowings) was estimated to be 3% below its carrying value based on unobservable Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2010 based upon the short-term nature of the assets and liabilities.
     The following table summarizes the liability measured at fair value on a recurring basis at March 31, 2010 and December 2009 (shown in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2010
Interest rate swaps (recorded in other liabilities)	—	$2,618	—	$2,618

December 31, 2009
Interest rate swap (recorded in other liabilities)	—	$3,948	—	$3,948

Note 12. Bank Borrowings
     As of March 31, 2010, we maintained a bank borrowing credit agreement consisting of a $275.0 million revolving line of credit which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of March 31, 2010, we had aggregate borrowings of $197.3 million, compared to $219.4 million as of December 31, 2009. Based on our financial covenant restrictions under our credit facility as of March 31, 2010, a maximum of approximately $85.0 million would be available in additional borrowings on our line of credit. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis. At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of March 31, 2010, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of March 31, 2010, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see Note 10 — Comprehensive Income) was 6.1% for the three months ended March 31, 2010 compared to 5.7% for the corresponding period in 2009.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2010, under the definitions in the credit agreement, our consolidated leverage ratio was 2.3 and our consolidated fixed charge coverage ratio was 3.3. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of March 31, 2010 and December 31, 2009; however there can be no assurances that we will remain in compliance in the future.
Note 13. Other Operating Costs
     Other operating costs consisted of the following (shown in thousands):

	For the three
	months ended
	March 31,
	2010	2009
Adjustments to office closures obligations, discounted and net of expected sublease income	$—	$300
Accelerated depreciation on leasehold improvements due to expected office closures	—	608

Other operating costs	$—	$908

     During the quarter ended March 31, 2009 we recorded $0.9 million of expense associated with the office closings, market adjustments to related sublease income and excess space reductions. The costs consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements in offices to be abandoned. In determining our reserves for office consolidation expenses at March 31, 2010, we estimated future sublease proceeds based on market conditions of $4.1 million on three properties for which we do not have a contracted subtenant.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. During the three months ended March 31, 2010 we paid $1.3 million of our office obligation costs resulting in a balance in current and non-current liabilities of $7.5 million as of March 31, 2010. Of the $7.5 million liability recorded at March 31, 2010, we expect to pay $3.6 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value and are not allocated to our business segments.

Item 2.
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success and timing in executing our strategic business assessment; the success of our Company’s organizational changes and cost reduction actions; risks inherent in international operation, including foreign currency fluctuations; ability to make acquisitions; pace, timing and integration of acquisitions; impairment charges; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; conflicts of interest; potential loss of clients; our clients’ financial condition and their ability to make payments to us; risks inherent with litigation; higher risk client assignments; professional liability; potential legislative and regulatory changes; continued access to capital; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in our Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.
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
     Our revenues, margins and profits may continue to be impacted by a significant decline in the United States and world economies. Examples of other impacting events that may affect us both favorably and unfavorably are natural disasters, legislative and regulatory changes, capital market disruptions, reductions in discretionary consulting spending, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.
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
     Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office-related expenses primarily consist of rent for our offices. Other administrative costs include marketing, technology, finance and human capital management.

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
     The following table summarizes for comparative purposes certain financial and statistical data for our consolidated results.
Results of Operations
2010 compared to 2009 — For the three months ended March 31

			2010 over
			2009
	For the three months ended		Increase
(Amounts in thousands, except	March 31,		(Decrease)
per share data and metrics)	2010	2009	Percentage
Revenues before reimbursements	$153,870	$167,212	(8.0)
Reimbursements	19,680	15,150	29.9

Total revenues	173,550	182,362	(4.8)
Cost of services before reimbursable expenses	102,230	110,267	(7.3)
Reimbursable expenses	19,680	15,150	29.9

Total cost of services	121,910	125,417	(2.8)
General and administrative expenses	30,460	34,893	(12.7)
Depreciation expense	3,801	4,640	(18.1)
Amortization expense	2,796	3,620	(22.8)
Other operating costs:
Office consolidation	—	908	(100.0)

Operating income	14,583	12,884	13.2
Interest expense	3,478	3,968	(12.3)
Interest income	(313)	(296)	5.7
Other expense (income), net	105	(321)	(132.7)

Income before income tax expense	11,313	9,533	18.7
Income tax expense	4,866	4,100	18.7

Net income	$6,447	$5,433	18.7

Basic net income per share	$0.13	$0.11	18.2
Diluted net income per share	$0.13	$0.11	18.2
Key operating metrics:
Average FTE
—Billable	1,679	1,941	(13.5)
—Non-billable	517	580	(10.9)
Period End FTE
—Billable	1,661	1,920	(13.5)
—Non-billable	518	573	(9.6)
Bill Rate	$264	$252	4.8
Utilization	77%	75%	2.7

     Earnings Summary. Net income for the three months ended March 31, 2010 increased 18.7% compared to the corresponding period in 2009. Net income was higher in 2010 mainly due to lower severance, office consolidation and general and administrative costs. Severance costs were $0.8 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively. The higher costs in 2009 reflected our efforts to realign our cost structure to match the anticipated decline in revenue resulting from the impact of unprecedented economic conditions which began in 2008. These lower costs in 2010 were offset by decreased revenues before reimbursements of 8.0%. Revenues declined due to having 13% fewer consultants as well as repositioning of several service lines and other late 2009 and early 2010 departures. Reimbursement revenue was up 29.9% due to the increased use of specialized independent contractors which, resulted in an overall total revenue decrease of 4.8%
     Overall utilization was 2.7% higher in 2010 when compared to the corresponding period in 2009 and average bill rate increased 4.8% over the same periods. Average full time equivalent consultants decreased 13.5% for the three months ended March 31, 2010 from the corresponding period in 2009 to 1,679. The decrease in headcount was a result of staffing reductions made during 2009, certain late 2009 and early 2010 departures, and the redeployment of certain service areas. The increase in utilization and bill rate reflect improving business climate and our realignment efforts enacted throughout 2009.
     For the three months ended March 31, 2010, both cost of services before reimbursable expenses and general and administrative expenses were significantly lower than in the corresponding period in 2009, reflecting the impact of the cost reduction initiatives implemented throughout 2009 and lower severance costs. In addition, depreciation and amortization were 18.1% and 22.8% lower for the three months ended March 31, 2010 compared to the corresponding period in 2009, respectively.
     Revenues before Reimbursements. For the three months ended March 31, 2010, revenues before reimbursements decreased 8.0% compared to the corresponding period in 2009. Revenues declined due to having 13% fewer consultants as a result of above mentioned reductions as well as the repositioning of several service lines and other late 2009 and early 2010 departures. The overall consultant utilization rate was 77% and 75% for the three months ended March 31, 2010 and 2009, respectively, reflecting the above mentioned headcount reductions.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses decreased 7.3% for the three months ended March 31, 2010 compared to the corresponding period in 2009. The decrease was a result of redeployment of certain service areas and our cost-saving initiatives which included staffing reductions, managing salary adjustments and reducing discretionary costs primarily in response to lower demand. Average full-time headcount decreased 16.9% excluding the impact of acquisitions. The staffing reductions reduced consultant compensation expense, mainly due to wage savings. Severance costs relating to cost of services for the three months ended March 31, 2010 and 2009 were $0.7 million and $2.6 million, respectively. These savings were partially offset by higher incentive compensation expense as a result of improved operating performance.
     General and Administrative Expenses. General and administrative expenses decreased 12.7% to $30.5 million for the three months ended March 31, 2010. The decrease in general and administrative expenses was the result of reduced bad debt expense and cost-saving initiatives which included lower discretionary spending and the benefit of headcount reductions enacted after the first quarter of 2009. Average full-time equivalent for the three months ended March 31, 2010 and 2009 were 517 and 580, respectively. General and administrative expenses were approximately 20% and 21% of revenues before reimbursements for the three months ended March 31, 2010 and 2009, respectively, reflecting the cost-saving initiatives discussed above. Bad debt expense decreased for the three months ended March 31, 2010 by $2.2 million compared to the corresponding period in 2009 and represented approximately 1.0% and 2.2% of revenues before reimbursement for those periods, respectively. This reflected improved aging of our accounts receivable and the negative impact of the financial crisis on our receivables in the first half of 2009. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.
     Other Operating Costs — Office Consolidation. We did not record any office consolidation costs during the three months ended March 31, 2010. During the corresponding period in 2009, we recorded $0.9 million of office closure-related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned in future periods. We have an ongoing program to eliminate duplicate facilities and to consolidate and close certain offices which could result in future charges.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months, we expect our cash expenditures to be $3.6 million relating to these obligations. In determining our reserves for office consolidation expenses at March 31, 2010, we estimated future sublease proceeds based on market conditions of $4.1 million on three properties for which we do not have a contracted subtenant.
     Amortization Expense. The decrease in amortization expense of 22.8% to $2.8 million for the three months ended March 31, 2010 was primarily due to the lapse of amortization for certain intangible assets as such assets’ useful lives expired, partially offset by amortization relating to our 2009 and 2010 acquisitions.
     Interest Expense. Interest expense decreased 12.3% to $3.5 million for the three months ended March 31, 2010. The decrease primarily related to lower average borrowing balances under our credit agreement and our term loan. During the quarter ended March 31, 2010, using our excess cash, we made an unscheduled repayment on our term loan of $40.0 million. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements; see Note 10 — Comprehensive Income in the notes to the consolidated financial statements) was 6.1% and 5.7% for the three months ended March 31, 2010 and 2009, respectively.
     Income Tax Expense. The effective income tax rate for the each of three month periods ended March 31, 2010 and 2009 was 43.0%. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates.
Segment Results
     Our business is organized in four reportable segments — Dispute and Investigative Services, Business Consulting Services, International Consulting and Economic Consulting. These reportable segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made, which along with other factors, resulted in the identification of two additional operating segments and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation.
     The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.
     The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients. Beginning with the first quarter of 2010, the Energy and Healthcare business units are now defined as operating segments due to their size, importance and organizational reporting relationships. The reporting segment is comprised of three operating segments, Energy, Healthcare and other business consulting practices, which is primarily associated with providing operations advisory, valuation and restructuring services to financial services and other markets. The clients are principally “C” suite and corporate management, government entities and law firms.
     The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite and corporate management, government entities, and law firms
     The Economic Consulting reporting segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and government agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation and securities litigation.
     The following information includes segment revenues before reimbursement, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 3 — Segment Information in the notes to the Consolidated Financial Statements). Segment operating profit represents total revenue less cost of services excluding long-term compensation expense related to consulting personnel. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Dispute and Investigative Services

			2010 over
			2009
	For the three months ended		Increase
	March 31,		(Decrease)
	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$63,338	$71,903	(11.9)
Total revenues (in 000’s)	67,894	77,496	(12.4)
Segment operating profit (in 000’s)	25,408	28,234	(10.0)
Segment operating profit margin	40.1%	39.3%	2.0
Average FTE consultants	647	810	(20.1)
Average utilization rates based on 1,850 hours	75%	73%	2.7
Bill rate	$292	$278	5.0
     Revenues before reimbursements for this segment decreased 11.9% during the three months ended March 31, 2010 compared to the corresponding period in 2009. The decline reflected the 20.1% decrease in headcount, which decreased as a result of our response to the continued lower demand throughout 2009 as well as higher than normal voluntary attrition particularly in our West region. As a result of the lower headcount, utilization increased 2.7%. The headcount changes also resulted in a change in the mix of billable hours that contributed to a 5% increase in bill rates. Segment operating profit decreased $2.8 million while segment operating profit margin increased modestly, primarily as result of adjusted staffing levels and resulting lower wage costs and lower severance costs during the three months ended March 31, 2010 compared to the corresponding period in 2009.
Business Consulting Services

			2010 over
			2009
	For the three months ended		Increase
	March 31,		(Decrease)
	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$57,399	$66,906	(14.2)
Total revenues (in 000’s)	66,250	73,516	(9.9)
Segment operating profit (in 000’s)	19,017	23,452	(18.9)
Segment operating profit margin	33.1%	35.1%	(5.7)
Average FTE consultants	706	804	(12.2)
Average utilization rates based on 1,850 hours	80%	77%	3.9
Bill rate	$218	$219	(0.5)
     Revenues before reimbursements for this segment decreased 14.2% for the three months ended March 31, 2010 compared to the corresponding period in 2009. The decline reflected the 12.2% decrease in headcount, reflecting our response to the continued lower demand throughout 2009 and the redeployment of some of our consulting resources. In addition, projects which are contingent on the attainment of certain performance objectives declined to $0.3 million this quarter from $3.9 million for the three months ended 2009. The decrease in headcount was partially offset by the acquisition of Summit Blue on December 31, 2009 which added approximately 60 consultants. Utilization increased 3.9% mainly as a result of strong healthcare and energy markets, lower headcount and was partially offset by acquisition integration efforts. Bill rates remained relatively flat, as a larger mix of operational consulting engagements in our energy and business services area offset higher bill rate engagements in healthcare and restructuring. Segment operating profit decreased $4.4 million and segment operating profit margin declined 2.0 percentage points for the three months ended March 31, 2010 compared to the corresponding period in 2009. Segment operating profit margin decreased due to lower performance fees mentioned above partially offset by lower cost of services, including severance costs which were $0.3 million and $1.6 million for the three months ending March 31, 2010 and 2009, respectively.

International Consulting

			2010 over
			2009
	For the three months ended		Increase
	March 31,		(Decrease)
	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$16,145	$15,516	4.1
Total revenues (in 000’s)	20,797	17,303	20.2
Segment operating profit (in 000’s)	3,740	4,176	(10.4)
Segment operating profit margin	23.2%	26.9%	(13.8)
Average FTE consultants	212	226	(6.2)
Average utilization rates based on 1,850 hours	65%	67%	(3.0)
Bill rate	$263	$233	12.9
     Revenues before reimbursements for this segment increased 4.1% for the three months ended March 31, 2010 compared to the corresponding period in 2009. The increase was mainly due to favorable foreign currency impacts of approximately $1.5 million. Total revenues increased as several engagements required specialized independent contractor services. These increases were offset by a 3.0% decrease in utilization and a 6.2% decrease in headcount as the segment reacted to the settlement of a large construction dispute engagement. Bill rates increased 12.9% as a result of change in consultant mix in addition to higher bill rates for certain construction related projects. Segment operating profit decreased $0.4 million and segment operating profit margin declined 3.7 percentage points for the three months ended March 31, 2010 compared to the corresponding period in 2009 primarily related to the decreased construction dispute revenue.
Economic Consulting

			2010 over
			2009
	For the three months ended		Increase
	March 31,		(Decrease)
	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$16,988	$12,887	31.8
Total revenues (in 000’s)	18,609	14,047	32.5
Segment operating profit (in 000’s)	6,296	4,644	35.6
Segment operating profit margin	37.1%	36.0%	3.1
Average FTE consultants	114	101	12.9
Average utilization rates based on 1,850 hours	90%	85%	5.9
Bill rate	$367	$343	7.0
     Revenues before reimbursements for this segment increased 31.8% for the three months ended March 31, 2010 compared to the corresponding period in 2009. The increase was mainly a result of a 5.9% increase in utilization and a 7.0% increase in bill rate reflecting an annual bill rate increases implemented January 1, 2010. Headcount increased as a result of the Empiris acquisition in January 2010 (see Note 2 — Acquisitions in the notes to the consolidated financial statements). Segment operating profit increased $1.7 million and segment operating profit margin increased 1.1 percentage points for the three months ended March 31, 2010 compared to the corresponding period in 2009 due to the increased revenue and improved utilization and bill rates.
2010 Outlook
     We continue to expect our core growth initiatives to be increasingly reflected in our financial results as the year progresses. We are focused on emerging market trends and strategic investments in our key areas of Disputes, Economics, Healthcare and Energy. Our future financial results may be impacted by acquisitions and further redeployments of lower growth service lines.

Liquidity and Capital Resources
Summary
     We had $0.4 million in cash and cash equivalents at March 31, 2010, compared to $49.1 million at December 31, 2009. In January 2010, we used $40.0 million in excess cash to pay down a portion of our term loan borrowings. Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. As of March 31, 2010, we had total bank debt outstanding of $197.3 million under our credit agreement, compared to $219.4 million as of December 31, 2009 reflecting the unscheduled repayment on our term loan offset by borrowings under our line of credit. The term loan payment reduced future required quarterly payments on a pro rata basis (see Contractual Obligations below).
     We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, we had DSO of 83 days at March 31, 2010, compared to 78 days at December 31, 2009 and 87 days at March 31, 2009.
Operating Activities
     Net cash used in operating activities was $21.0 million for the three months ended March 31, 2010, compared to $34.6 million used for the three months ended March 31, 2009. The decrease in net cash used in operating activities resulted primarily from higher cash flow from operations combined with lower investment in working capital including improved accounts receivable collections in 2010.
Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2010 was $7.1 million compared to $10.4 million for the three months ended March 31, 2009. The decrease in the use of cash resulted primarily from lower investment spending on property and equipment expenditures during the first quarter of 2010 compared to the corresponding period in 2009, which was mainly related to leasehold improvements for our New York office location.
Financing Activities
     Net cash used in financing activities for the three months ended March 31, 2010 was $20.9 million compared to net cash provided by financing activities of $28.9 million for the three months ended March 31, 2009. The decrease was primarily attributable to our use of excess cash to make a repayment of $40.0 million on our term loan facility.
Debt, Commitments and Capital
     As of March 31, 2010, we maintained a bank borrowing credit agreement consisting of a $275.0 million revolving line of credit which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of March 31, 2010, we had aggregate borrowings of $197.3 million, compared to $219.4 million as of December 31, 2009. Based on our financial covenant restrictions under our credit facility as of March 31, 2010, a maximum of approximately $85.0 million would be available in additional borrowings on our line of credit. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis. At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of March 31, 2010, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of March 31, 2010, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreement — see Note 10 — Comprehensive Income — in the notes to the consolidated financial statements) was 6.1% for the three months ended March 31, 2010 compared to 5.7% for the corresponding period in 2009.

     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2010, under the definitions in the credit agreement, our consolidated leverage ratio was 2.3 and our consolidated fixed charge coverage ratio was 3.3. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of March 31, 2010 and December 31, 2009; however there can be no assurances that we will remain in compliance in the future.
     As of March 31, 2010, we had total commitments of $342.9 million, which included $17.5 million in deferred business acquisition obligations, payable in cash and common stock, software license agreements of $1.0 million, and $127.2 million in lease commitments. As of March 31, 2010, we had no significant commitments for capital expenditures.
     The following table shows the components of significant commitments as of March 31, 2010 and the scheduled years of payments (shown in thousands):

		From April 1,
		2010 to
		December 31,
Contractual Obligations	Total	2010	2011 to 2012	2013 to 2014	Thereafter
Deferred purchase price obligations	$17,462	$8,423	$7,577	$1,462	$—
Software license agreements	984	480	504	—	—
Revolving loan	18,360	—	18,360	—	—
Term loan	178,915	9,659	169,256	—	—
Lease commitments	127,212	19,863	43,514	30,652	33,183

	$342,933	$38,425	$239,211	$32,114	$33,183

     Of the $239.2 million commitments in 2011 and 2012, in the table above, $18.4 million relates to term loan payments payable in 2011. On April 30, we issued approximately 450,000 shares of our common stock to settle $5.8 million of deferred purchase price obligations.
     During 2007, we began to eliminate duplicate facilities and consolidate and close certain offices. Of the $127.2 million of lease commitments as of March 31, 2010, $21.7 million of such lease commitments related to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. As of March 31, 2010, we have contractual sublease income of $8.5 million, which is not reflected in the table above. Such sublease income would offset the cash outlays. Additionally, we intend to secure subtenants for the other properties available for sublease to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. The lease commitments for these offices extend through 2020.
     We believe that our current cash and cash equivalents, the future cash flows from operations and borrowings under our credit agreement will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations. In the event we make significant cash expenditures in the future for major acquisitions or other non-operating activities, we might need additional debt or equity financing, as appropriate. Additionally, our credit agreement is with a syndicate of several banks. These banks could be negatively impacted by the recent disruptions in the financial markets. See note 11 — Fair Value in the notes to the consolidated financial statements, for current fair value of our bank debt.
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
Critical Accounting Policies
     Other than the repositioning of segments, as discussed in Note 3 — Segment Information, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations —Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
   Recently Issued Standards
     In March, 2010, guidance was issued on milestone accounting. The guidance is limited to transactions involving research or development. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for interim and annual periods beginning on or after June 15, 2010; however, earlier adoption is permitted. We are currently evaluating the impact this adoption will have on our statements of financial position, results of operations or cash flow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risks relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit agreement and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.
     As of March 31, 2010, borrowings under our credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR. Our $165.0 million notional amount interest rate swap effectively fixed our LIBOR base rate on $165.0 million of our debt at an interest rate of 5.30% through June 30, 2010. Based on borrowings under the credit agreement at March 31, 2010 and after giving effect to the impact of our interest rate swap agreement, our interest rate exposure is limited to $32.3 million of debt, and each quarter point change in market interest rates would result in approximately a $0.1 million change in annual interest expense. On June 30, 2010, our $165.0 million notional amount interest rate swap will mature.
     In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fixed $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010 through May 31, 2012. In March 2010, we entered into two interest rate swap agreements of equal amounts with two different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.45% beginning July 1, 2010 through May 31, 2012.
     At March 31, 2010, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.
     We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2010, we had net assets of approximately $79.7 million with a functional currency of the UK Pounds Sterling and $30.1 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At March 31, 2010, we had net assets denominated in the non-functional currency of approximately $4.6 million. As such, a ten percent change in the value of the local currency would result in a $0.5 million currency gain or loss in our results of operations.
Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
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
     During the three months ended March 31, 2010, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).
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

Date: May 5, 2010