Form 10-Q
period 2010-06-30
NAVIGANT CONSULTING INC
filed 2010-07-30
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the six months ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 30, 2010, 50.1 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,000	$49,144
Accounts receivable, net	162,227	163,608
Prepaid expenses and other current assets	19,243	16,374
Deferred income tax assets	13,130	19,052

Total current assets	197,600	248,178
Property and equipment, net	40,459	42,975
Intangible assets, net	29,851	30,352
Goodwill	521,859	485,101
Other assets	22,605	13,639

Total assets	$812,374	$820,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,640	$8,203
Accrued liabilities	9,196	8,664
Accrued compensation-related costs	50,406	69,751
Term loan — current	18,397	12,375
Other current liabilities	40,363	34,441

Total current liabilities	128,002	133,434

Non-current liabilities:
Deferred income tax liabilities	40,809	37,096
Other non-current liabilities	19,461	23,923
Bank debt —non-current	24,094	—
Term loan — non-current	160,058	207,000

Total non-current liabilities	244,422	268,019

Total liabilities	372,424	401,453

Stockholders’ equity:
Common stock	60	60
Additional paid-in capital	560,282	559,368
Treasury stock	(209,936)	(218,798)
Retained earnings	105,461	91,186
Accumulated other comprehensive loss	(15,917)	(13,024)

Total stockholders’ equity	439,950	418,792

Total liabilities and stockholders’ equity	$812,374	$820,245

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues before reimbursements	$154,617	$157,332	$308,487	$324,544
Reimbursements	17,706	16,224	37,386	31,374

Total revenues	172,323	173,556	345,873	355,918
Cost of services before reimbursable expenses	102,128	101,967	204,358	212,234
Reimbursable expenses	17,706	16,224	37,386	31,374

Total costs of services	119,834	118,191	241,744	243,608
General and administrative expenses	29,089	33,513	59,549	68,406
Depreciation expense	3,553	4,320	7,354	8,960
Amortization expense	2,962	3,392	5,758	7,012
Other operating costs:
Office consolidation	—	4,612	—	5,520

Operating income	16,885	9,528	31,468	22,412
Interest expense	3,508	3,952	6,986	7,920
Interest income	(311)	(312)	(624)	(608)
Other expense (income), net	(44)	(87)	61	(408)

Income before income tax expense	13,732	5,975	25,045	15,508
Income tax expense	5,904	2,590	10,770	6,690

Net income	$7,828	$3,385	$14,275	$8,818

Basic net income per share	$0.16	$0.07	$0.29	$0.18
Shares used in computing income per basic share	49,205	48,213	48,948	47,828
Diluted net income per share	$0.16	$0.07	$0.28	$0.18
Shares used in computing income per diluted share	50,264	49,756	50,180	49,604
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$14,275	$8,818
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	7,354	8,960
Depreciation expense — office consolidation	—	995
Amortization expense	5,758	7,012
Share-based compensation expense	2,938	4,465
Accretion of interest expense	401	499
Deferred income taxes	7,814	1,472
Allowance for doubtful accounts receivable	3,938	8,110
Changes in assets and liabilities:
Accounts receivable	(3,541)	(21,358)
Prepaid expenses and other assets	(9,780)	(74)
Accounts payable	1,561	932
Accrued liabilities	1,203	(591)
Accrued compensation-related costs	(19,120)	(29,523)
Income taxes payable	(1,782)	902
Other liabilities	(3,370)	2,147

Net cash provided by (used in) operating activities	7,649	(7,234)

Cash flows from investing activities:
Purchases of property and equipment	(5,479)	(12,352)
Acquisitions of businesses	(33,870)	(1,875)
Payments of acquisition liabilities	—	(2,821)
Other, net	—	(109)

Net cash used in investing activities	(39,349)	(17,157)

Cash flows from financing activities:
Issuances of common stock	1,533	2,317
Payments of notes payable	—	(355)
Borrowings from banks, net of repayments	25,049	6,113
Payments of term loan	(40,920)	(1,125)
Other, net	(119)	(814)

Net cash (used in) provided by financing activities	(14,457)	6,136

Effect of exchange rate changes on cash	13	253

Net decrease in cash and cash equivalents	(46,144)	(18,002)
Cash and cash equivalents at beginning of the period	49,144	23,134

Cash and cash equivalents at end of the period	$3,000	$5,132

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
     The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.
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
Note 2. Acquisitions
     On May 14, 2010, we acquired assets of Daylight Forensic and Advisory, LLC, located in New York City, New York for approximately $40.0 million, which consisted of $29.9 million in cash paid at closing and $10.0 million, recorded in other current liabilities, to be paid in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.5 million in identifiable intangible assets and $35.2 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.
     We acquired Daylight to significantly enhance our investigative service offering and add significant revenue in our strong New York market. Daylight is a regulatory consulting and investigative firm specializing in regulatory compliance and fraud risk management, with deep capabilities in anti-money laundering and foreign corrupt practice act. This acquisition included 65 consulting professionals and has been integrated in our Dispute and Investigative Services segment.
     On January 20, 2010, we acquired the assets of Empiris, LLC, located in Washington, D.C. for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, recorded in other liabilities, to be paid in cash in two equal installments on December 31, 2010 and January 3, 2012. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012 and will be payable in March of the year following the year such performance targets are attained. Fair value of the contingent consideration, recorded in other liabilities, was estimated to be $1.9 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the quarter ended June 30, 2010. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.
     We acquired Empiris to enhance our Economic Consulting segment. Empiris provides significant exposure, expertise and growth opportunity in our Washington, D.C. market by servicing relevant government agencies. This acquisition consisted of nine economists and has been included in the Economic Consulting segment.
     On December 31, 2009, we acquired the assets of Summit Blue Consulting, LLC for $13.0 million, which consisted of $11.0 million in cash paid at closing and two deferred cash payments of $1.0 million each, recorded in other liabilities, due on the first and second anniversaries of the closing. As part of the purchase price allocation, we recorded $2.6 million in identifiable intangible assets and $10.4 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.
     The Summit Blue acquisition was made to expand and complement our energy practice. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, had approximately 60 consultants at the time of acquisition and has been included in our Business Consulting Services segment.
Pro Forma Information
     The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the 2009 and 2010 acquisitions had occurred at the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results that may occur in the future.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues (in thousands)	$175,227	$184,662	$358,242	$382,619
Net income (in thousands)	$6,978	$1,889	$13,136	$7,505
Basic net income per share	$0.14	$0.04	$0.27	$0.16
Diluted net income per share	$0.14	$0.04	$0.26	$0.15
Note 3. Segment Information
     Our business is organized in four reportable segments — Dispute and Investigative Services, Business Consulting Services, International Consulting and Economic Consulting. These reportable segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation.
     The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.
The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. Beginning as of the first quarter of 2010, the reporting segment is comprised of three operating segments, Energy, Healthcare and Other Business Consulting practices. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets and Other Business Consulting practices provides operations advisory, valuation and restructuring services to financial services and other markets.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
(Amounts in Thousands)	2010	2009	2010	2009
Revenues before reimbursements:
Dispute and Investigative Services	$59,737	$70,124	$123,075	$142,027
Business Consulting Services	63,430	57,883	120,829	124,789
International Consulting	14,484	16,067	30,629	31,583
Economic Consulting	16,966	13,258	33,954	26,145

Total revenues before reimbursements	$154,617	$157,332	$308,487	$324,544

Total revenues:
Dispute and Investigative Services	$63,867	$76,758	$131,761	$154,254
Business Consulting Services	71,756	63,393	138,006	136,909
International Consulting	18,078	19,250	38,875	36,553
Economic Consulting	18,622	14,155	37,231	28,202

Total revenues	$172,323	$173,556	$345,873	$355,918

Segment operating profit:
Dispute and Investigative Services	$21,585	$28,369	$46,993	$56,603
Business Consulting Services	23,148	20,332	42,165	43,784
International Consulting	3,663	4,406	7,403	8,582
Economic Consulting	6,273	4,888	12,569	9,532

Total combined segment operating profit	54,669	57,995	109,130	118,501
Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	29,089	33,513	59,549	68,406
Depreciation expense	3,553	4,320	7,354	8,960
Amortization expense	2,962	3,392	5,758	7,012
Long-term compensation expense related to consulting personnel (including share-based compensation)	2,180	2,630	5,001	6,191
Other operating expenses	—	4,612	—	5,520

Operating income	16,885	9,528	31,468	22,412
Other expense, net	3,153	3,553	6,423	6,904

Income before income tax expense	$13,732	$5,975	$25,045	$15,508

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
     Total assets by segment were as follows (shown in thousands):

	June 30,	December 31,
	2010	2009
Dispute and Investigative Services	$335,626	$304,744
Business Consulting Services	210,817	212,975
International Consulting	77,540	86,195
Economic Consulting	89,296	75,147
Unallocated assets	99,095	141,184

Total assets	$812,374	$820,245

Note 4. Goodwill and Intangible Assets
     Goodwill and other intangible assets consisted of (shown in thousands):

	June 30,	December 31,
	2010	2009
Goodwill	$527,284	$490,526
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	521,859	485,101
Intangible assets:
Customer lists and relationships	65,930	63,697
Non-compete agreements	20,385	19,701
Other	21,056	19,589

Intangible assets, at cost	107,371	102,987
Less—accumulated amortization	(77,520)	(72,635)

Intangible assets, net	29,851	30,352

Goodwill and intangible assets, net	$551,710	$515,453

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
     During the second quarter of 2010, we performed our annual test of goodwill based on balances as of May 31, 2010. The impairment test was completed based on our six operating segments which are considered our reporting units. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments and the repositioning of certain service offerings between the segments. There was no indication of impairment based on our analysis.
     As of our May 31, 2010 analysis, the excess of estimated fair value over net asset carrying value of our reporting units comprising our Business Consulting Segment (Healthcare, Energy and Other Business Consulting Services), our International Consulting reporting unit and our Disputes and Investigative reporting unit were all in excess of 30% of the estimated fair value (generally 30%

to 40%). The excess of estimated fair value over the net asset carrying value of the Economic Consulting reporting unit was approximately 15% of estimated fair value. Our new reporting units are relatively smaller in size than the prior reporting units, which may result in more volatility in future impairment tests. Further, the estimated fair value of the International Consulting and Economic Consulting reporting units may be more volatile due to the reporting units’ higher expected earnings growth rates. Also, given the International Consulting reporting unit’s involvement in emerging markets and exposure to multiple markets outside the United States, its estimated fair value may be more volatile. Additionally, the Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value is dependent on the success of such acquisitions. The key assumptions used in our May 31, 2010 analysis included profit margin improvement to be generally consistent with our longer term historical performance, revenue growth rates ahead of our peer group in the near term and discount rates determined based on comparables for our peer group. Our fair value estimates were made as of the date of our analysis and are subject to change.
     We review our intangible asset values on a periodic basis. We had $29.9 million in intangible assets, net of accumulated amortization, as of June 30, 2010. Of the $29.9 million balance, $21.9 million related to customer lists and relationships, $3.3 million related to non-compete agreements and $4.7 million related to other intangible assets. As of June 30, 2010, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 4.1 years, 2.6 years and 2.7 years, respectively. We have reviewed the estimated period of consumption for our intangible assets. As of June 30, 2010, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to seven years. We will amortize the remaining net book values of intangible assets over their remaining useful lives.
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
     The changes in carrying values of goodwill and intangible assets (shown in thousands) are as follows:

	For the six months ended
	June 30,
	2010	2009
Beginning of period—Goodwill, net	$485,101	$463,058
Goodwill acquired	40,958	1,842
Adjustments to goodwill	(88)	—
Foreign currency translation—goodwill	(4,112)	10,877

End of period — Goodwill, net	$521,859	$475,777

Beginning of period—Intangible assets, net	$30,352	$38,108
Intangible assets acquired	6,082	261
Adjustments to intangible assets	—	(270)
Foreign currency translation—intangible assets, net	(825)	2,869
Less—amortization expense	(5,758)	(7,012)

End of period—Intangible assets, net	$29,851	$33,956

     As of June 30, 2010, goodwill and intangible assets, net of amortization, was $265.5 million for Dispute and Investigative Services, $161.3 million for Business Consulting Services, $59.9 million for International Consulting and $65.0 million for Economic Consulting.

     Total amortization expense for the six months ended June 30, 2010 and 2009 was $5.8 million and $7.0 million, respectively. Below is the estimated aggregate amortization expense to be recorded for the remainder of 2010 and for each of the four years following related to intangible assets at June 30, 2010 (shown in thousands):

For the period ending December 31,	Amount
2010	$6,346
2011	8,668
2012	5,437
2013	4,748
2014	3,288
Thereafter	1,364

Total	$29,851

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
     The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Common shares outstanding	49,205	48,202	48,948	47,806
Business combination obligations payable in a fixed number of shares	—	11	—	22

Basic shares	49,205	48,213	48,948	47,828
Employee stock options	292	349	311	350
Restricted shares and stock units	116	100	147	180
Business combination obligations payable in a fixed dollar amount of shares	628	1,056	759	1,201
Contingently issuable shares	23	38	15	45

Diluted shares	50,264	49,756	50,180	49,604

     For the three months ended June 30, 2010 and 2009, we had outstanding stock options for approximately 473,000 and 350,000 shares, respectively, which were excluded from the computation of diluted shares. For the six months ended June 30, 2010 and 2009, we had outstanding stock options for approximately 396,000 and 356,000 shares, respectively, which were excluded from the computation of diluted shares. Because these shares had exercise prices greater than the average market price, the impact of including these options in the diluted share calculation would have been antidilutive.
     In connection with certain business acquisitions, we are obligated to issue a certain number of shares of our common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance are included in the diluted earnings per share calculation. As part of the Chicago Partners acquisition, we issued 453,000 shares of our common stock on April 30, 2010 with a value of $5.8 million and are obligated to issue shares based on a fixed dollar amount of a final $5.8 million on May 1, 2011. For the three and six months ended June 30, 2010, the diluted share computation included 0.6 million and 0.8 million shares related to the Chicago Partners deferred purchase price obligations, respectively.
     We use the treasury stock method to calculate the dilutive effect of our common stock equivalents should they vest. The exercise of stock options or vesting of restricted shares and restricted stock unit shares triggers excess tax benefits or tax deficiencies that reduce or increase the dilutive effect of such shares being issued. The excess tax benefits or deficiencies are based on the difference between the market price of our common stock on the date the equity award is exercised or vested and the cumulative compensation cost of the stock options, restricted shares and restricted stock units. These excess tax benefits are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and as a component of financing cash flows in the accompanying consolidated statements of cash flows. The excess tax deficiencies are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and as a component of operating cash flows in the accompanying consolidated statements of cash flows.
Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2010 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2010	$418,792	48,651
Comprehensive income	11,382	—
Acquisition-related stock issuance	5,750	453
Other issuances of common stock	1,533	231
Net settlement of employee taxes on taxable compensation related to the vesting of restricted stock	(522)	(42)
Tax benefits on stock options exercised and restricted stock vested	77	—
Issuances of restricted stock, net of forfeitures	—	188
Share-based compensation expense	2,938	—

Stockholders’ equity at June 30, 2010	$439,950	49,481

Note 7. Share-Based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Amortization of restricted stock awards	$1,682	$1,699	$2,416	$3,873
Amortization of stock option awards	253	211	462	323
Fair value adjustment for variable stock option accounting awards	(11)	(5)	(44)	(45)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	39	54	104	314

Total share-based compensation expense	$1,963	$1,959	$2,938	$4,465

     During the three and six months ended June 30, 2010 and 2009, share-based compensation expense attributable to consultants was included in Cost of services before reimbursable expenses and share-based compensation expense attributable to corporate management and support personnel was included in General and administrative expenses. The following table shows the amounts attributable to each category (shown in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of services	$1,040	$1,333	$1,841	$3,259
General and administrative expenses	923	626	1,097	1,206

Total share-based compensation expense	$1,963	$1,959	$2,938	$4,465

Restricted Stock Outstanding
     As of June 30, 2010, 1.4 million restricted stock awards and equivalent units were outstanding at a weighted average measurement price of $16.28 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.
     The following table summarizes restricted stock activity for the six months ended June 30, 2010 and 2009:

	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock and equivalents outstanding at beginning of the period	1,356	$17.25	1,678	$19.00
Granted	277	12.22	308	12.63
Vested	(188)	16.74	(382)	20.72
Forfeited	(38)	18.74	(39)	19.81

Restricted stock and equivalents outstanding at end of the period	1,407	$16.28	1,565	$17.50

     As of June 30, 2010, we had $16.2 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately 2 years.
     During March 2010, we modified the vesting terms of the restricted stock awards granted on March 13, 2007 and April 30, 2007 to provide for 25% vest annually starting March 2011 and April 2011, respectively. The original vesting term was seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. We modified the vesting terms of the restricted stock awards in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million in the first quarter of 2010 to share-based compensation expense to align the expense recognition with the amended vesting terms. As of June 30, 2010, approximately 0.6 million of these restricted stock awards remain outstanding and 0.2 million have vested since the grant date.
     During March 2010, the board of directors granted $3.0 million of restricted stock and stock option awards to selected senior management. As part of this award, 163,000 restricted shares were issued, which had a fair value of $2.0 million at grant date and 166,000 stock options were issued which had a fair value of $1.0 million at grant date. The restricted stock and stock option awards vest 33% annually.
Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net:
     The components of accounts receivable were as follows (shown in thousands):

	June 30,	December 31,
	2010	2009
Billed amounts	$125,881	$138,114
Engagements in process	54,974	45,291
Allowance for doubtful accounts	(18,628)	(19,797)

Accounts receivable, net	$162,227	$163,608

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

Prepaid expenses and other current assets:
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	June 30,	December 31,
	2010	2009
Notes receivable — current	$6,442	$4,845
Prepaid income taxes	1,072	3,174
Other prepaid expenses and other current assets	11,729	8,355

Prepaid expenses and other current assets	$19,243	$16,374

Other assets:
     The components of other assets were as follows (shown in thousands):

	June 30,	December 31,
	2010	2009
Notes receivable — non-current	$13,272	$10,131
Prepaid expenses and other non-current assets	9,333	3,508

Other assets	$22,605	$13,639

     Notes receivable represent unsecured forgivable loans with terms of three to five years. The loans were issued to recruit and retain highly-skilled professionals. During the six months ended June 30, 2010, we issued $7.3 million in forgivable loans. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loan is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.0% per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated to $0.3 million for the three months ended June 30, 2010 and 2009, respectively and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.
     Prepaid expenses and other assets include signing and retention bonuses that are generally recoverable from employees if such employees should terminate their employment prior to fulfilling their obligations to us. Such amounts are amortized over the period in which they are recoverable from the employee in periods up to five years. During the six months ended June 30, 2010, we issued $10.9 million in signing and retention bonuses.
Property and Equipment:
     Property and equipment were comprised of the following (shown in thousands):

	June 30,	December 31,
	2010	2009
Furniture, fixtures and equipment	$54,072	$54,169
Software	29,962	27,308
Leasehold improvements	39,826	39,587

Property and equipment, at cost	123,860	121,064
Less: accumulated depreciation and amortization	(83,401)	(78,089)

Property and equipment, net	$40,459	$42,975

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2010	2009
Deferred business acquisition obligations	$18,371	$7,588
Deferred revenue	11,857	13,039
Deferred rent	2,205	1,401
Commitments on abandoned real estate (see Note 13)	3,563	4,141
Interest rate swap liability (see Note 10)	—	4,116
Other liabilities	4,367	4,156

Total other current liabilities	$40,363	$34,441

     The deferred business acquisition obligations of $18.4 million at June 30, 2010 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. The number of shares to be issued for obligations payable in shares is based on the trading price of our common stock for a period of time prior to the issuance dates. During the three months ended June 30, 2010 we recorded $10.0 million of cash obligations, discounted to $9.7 million present value, in connection with the Daylight acquisition.
     The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2020.
     Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.
     During the three months ended June 30, 2010 our $165.0 million notional value interest rate swap matured.
Other Non-Current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2010	2009
Deferred business acquisition obligations	$3,179	$6,311
Deferred rent — long-term	9,250	9,740
Commitments on abandoned real estate see Note 13)	3,084	4,660
Interest rate swap liability (asset) (see Note 10)	1,329	(168)
Other non-current liabilities	2,619	3,380

Total other liabilities	$19,461	$23,923

     The deferred business acquisition obligations of $3.2 million at June 30, 2010 consisted of cash obligations. The liability for deferred business acquisition obligations has been discounted to net present value.
     The long-term portion of deferred rent is comprised primarily of rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2020.
Note 9. Supplemental Consolidated Cash Flow Information
     Total interest paid during the six months ended June 30, 2010 and 2009 was $6.4 million and $7.3 million, respectively. We received $0.3 million in income tax refunds during the six months ended June 30, 2010 and paid $4.3 million in income taxes during the six months ended June 30, 2009.

Note 10. Comprehensive Income
     Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$7,828	$3,385	$14,275	$8,818
Foreign currency translation adjustment	(980)	15,296	(4,456)	13,173
Unrealized income on interest rate derivative, net of income tax benefits	769	623	1,563	1,106

Comprehensive income	$7,617	$19,304	$11,382	$23,097

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
     We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to our hedges for the six months ended June 30, 2010 and 2009. During the six months ended June 30, 2010 and 2009 we recorded $4.2 million and $3.3 million in interest expense, respectively, associated with differentials to be received or paid under the instruments.
     As of June 30, 2010, we have a $1.3 million net liability related to the interest rate derivatives. During the six months ended June 30, 2010, we recorded $1.6 million of unrealized gains related to our derivatives, which is net of income taxes of $1.1 million, to accumulated other comprehensive income. As of June 30, 2010, accumulated other comprehensive income is comprised of foreign currency translation loss of $15.1 million and unrealized net loss on interest rate derivatives of $0.8 million.
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
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swaps (see Note 10 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of June 30, 2010, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instruments are classified within Level 2.
     Additionally, the value of our bank borrowing credit agreement (see Note 12 — Bank Borrowings) was estimated to be 3% below its carrying value based on unobservable Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2010 based upon the short-term nature of the assets and liabilities.
     The following table summarizes the liability measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (shown in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010
Interest rate swaps (recorded in other liabilities)	—	$1,329	—	$1,329
December 31, 2009
Interest rate swap (recorded in other liabilities)	—	$3,948	—	$3,948
Note 12. Bank Borrowings
     As of June 30, 2010, we maintained a multi-bank borrowing credit agreement consisting of a $275.0 million revolving credit facility which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of June 30, 2010, we had aggregate borrowings of $202.5 million, compared to $219.4 million as of December 31, 2009. Based on our financial covenant restrictions under our credit facility as of June 30, 2010, a maximum of approximately $100.0 million would be available in additional borrowings under our credit facility. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis. At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of June 30, 2010, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of June 30, 2010, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 6.2% and 6.1% for the three and six months ended June 30, 2010, respectively, compared to 5.3% and 5.5% for the corresponding periods in 2009.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2010, under the definitions in the credit agreement, our consolidated leverage ratio was 2.27 and our consolidated fixed charge coverage ratio was 3.53. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of June 30, 2010 and December 31, 2009; however there can be no assurances that we will remain in compliance in the future.

Note 13. Other Operating Costs
     Other operating costs consisted of the following (shown in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Adjustments to office closures obligations, discounted and net of expected sublease income	—	$4,225	—	$4,525
Accelerated depreciation on leasehold improvements and furniture due to expected office closures	—	387	—	995

Total other operating costs	$—	$4,612	$—	$5,520

     During the three and six months ended June 30, 2009, we recorded $4.6 million and $5.5 million for office closure related costs. During the three months ended June 30, 2009, we vacated and relocated one of our New York offices, which resulted in a $3.6 million charge, and we reduced office space in other locations. The costs consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements in offices to be abandoned. In determining our reserves for office consolidation expenses at June 30, 2010, we estimated future sublease proceeds based on market conditions of $4.1 million on three properties for which we do not have a contracted subtenant.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. During the six months ended June 30, 2010, we paid $2.2 million of our office obligation costs resulting in a balance in current and non-current liabilities of $6.6 million as of June 30, 2010. Of the $6.6 million liability recorded at June 30, 2010, we expect to pay $3.6 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value and are not allocated to our business segments.

Item 2.
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, which are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “anticipate,” “believe,” “intend,” “estimate,” “expect,” and similar expressions are intended to identify such forward-looking statements. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those indicated in the forward-looking statements including, without limitation: the success and timing of our strategy implementation of our strategic business assessment; the success of our organizational changes and cost reduction actions; risks inherent in international operation, including foreign currency fluctuations; ability to make acquisitions; pace, timing and integration of acquisitions; impairment charges; management of professional staff, including dependence on key personnel, recruiting, attrition and the ability to successfully integrate new consultants into our practices; utilization rates; conflicts of interest; potential loss of clients; our clients’ financial condition and their ability to make payments to us; risks inherent with litigation; higher risk client assignments; professional liability; potential legislative and regulatory changes; continued access to capital; and general economic conditions. Further information on these and other potential factors that could affect our financial results is included in our Annual Report on Form 10-K and prior filings with the SEC under the “Risk Factors” sections and elsewhere in those filings. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of our forward-looking statements.
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
     We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Such incremental revenues may cause unusual variations in quarterly revenues and operating results.
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
     The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occurred during the reporting period.
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

     The following table summarizes for comparative purposes certain financial and statistical data for our consolidated results.
Results of Operations
2010 compared to 2009 — For the three and six months ended June 30

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the six months ended		Increase
(Amounts in thousands, except	June 30,		(Decrease)	June 30,		(Decrease)
per share data and metrics)	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements	$154,617	$157,332	(1.7)	$308,487	$324,544	(4.9)
Reimbursements	17,706	16,224	9.1	37,386	31,374	19.2

Total revenues	172,323	173,556	(0.7)	345,873	355,918	(2.8)
Cost of services before reimbursable expenses	102,128	101,967	0.2	204,358	212,234	(3.7)
Reimbursable expenses	17,706	16,224	9.1	37,386	31,374	19.2

Total cost of services	119,834	118,191	1.4	241,744	243,608	(0.8)
General and administrative expenses	29,089	33,513	(13.2)	59,549	68,406	(12.9)
Depreciation expense	3,553	4,320	(17.8)	7,354	8,960	(17.9)
Amortization expense	2,962	3,392	(12.7)	5,758	7,012	(17.9)
Other operating costs:
Office consolidation	—	4,612	(100.0)	—	5,520	(100.0)

Operating income	16,885	9,528	77.2	31,468	22,412	40.4
Interest expense	3,508	3,952	(11.2)	6,986	7,920	(11.8)
Interest income	(311)	(312)	(0.3)	(624)	(608)	2.6
Other expense (income), net	(44)	(87)	(49.4)	61	(408)	(115.0)

Income before income tax expense	13,732	5,975	129.8	25,045	15,508	61.5
Income tax expense	5,904	2,590	128.0	10,770	6,690	61.0

Net income	$7,828	$3,385	131.3	$14,275	$8,818	61.9

Basic net income per share	$0.16	$0.07	128.6	$0.29	$0.18	61.1
Diluted net income per share	$0.16	$0.07	128.6	$0.28	$0.18	55.6
Key operating metrics:
Average FTE
—Billable	1,660	1,832	(9.4)	1,669	1,886	(11.5)
—Non-billable	519	541	(4.1)	518	561	(7.7)
Period End FTE
—Billable	1,668	1,778	(6.2)	1,668	1,778	(6.2)
—Non-billable	522	535	(2.4)	522	535	(2.4)
Bill Rate	$266	$250	6.4	$264	$251	5.2
Utilization	73%	73%	—	75%	74%	1.4
     Earnings Summary. Net income for the three months ended June 30, 2010 increased 131.3% compared to the corresponding period in 2009. Net income was higher in 2010 mainly due to lower office consolidation costs and general and administrative costs. These costs were lower in 2010 as a result of our cost reduction efforts and efficiencies achieved through office consolidation. In addition, we recorded lower bad debt expense in the three months ended June 30, 2010 compared to the corresponding period in 2009, which was adversely impacted by the 2009 financial crisis. Revenues before reimbursements decreased 1.7% for the three months ended June 30, 2010 compared to the corresponding period in 2009. Revenues decreased mainly due to the reduced number of consultants for the three months ended June 30, 2010 compared to the corresponding period in 2009 as we responded to lower demand in certain markets and repositioned several service lines. The decrease was partially offset by an increase of $3.0 million for the three months ended June 30, 2010 compared to the corresponding period in 2009, in revenues relating to projects contingent on the attainment of performance objectives and from the impact of our recent acquisitions. Reimbursement revenue was up 9.1% due to the increased use of specialized independent contractors for the three months ended June 30, 2010 compared to the corresponding period in 2009.

     Net income for the six months ended June 30, 2010 increased 61.9% compared to the corresponding period in 2009. Net income increased due to the lower office consolidation and general administrative costs discussed above. In addition, severance costs were $1.8 million and $4.3 million for the six months ended June 30, 2010 and 2009, respectively. The higher costs in 2009 reflected our efforts to realign our cost structure to match the anticipated decline in revenue resulting from the impact of unprecedented economic conditions which began in 2008. Revenues before reimbursements decreased 4.9% for the six months ended June 30, 2010 compared to the corresponding period in 2009, mainly due to the reduced number of consultants as we responded to lower demand in certain markets and repositioned several service lines. The decrease was partially offset by the positive impact of our recent acquisitions. Reimbursement revenue was up 19.2% due to the increased use of specialized independent contractors for the six months ended June 30, 2010 compared to the corresponding period in 2009.
     Overall utilization was flat for the three months ended June 30, 2010 compared to the corresponding period in 2009 and increased slightly for the six months ended June 30, 2010 compared to the corresponding period in 2009. Average bill rate increased 6.4% and 5.2% over the same periods. Excluding recent acquisitions, average full time equivalent consultants decreased 15.0% for the three months ended June 30, 2010 from the corresponding period in 2009 to 1,660 and decreased 16.0% for the six months ended June 30, 2010 from the corresponding period in 2009 to 1,669. The decrease in average full-time equivalent consultants was a result of staffing reductions made during 2009, certain late 2009 and early 2010 departures, and the redeployment of certain service areas. The increase in bill rate reflected an improved business climate, a higher mix of more senior consultant utilization and overall efforts to increase rates in 2010.
     For the three and six months ended June 30, 2010, both cost of services before reimbursable expenses and general and administrative expenses were lower than in the corresponding periods in 2009, reflecting the impact of the cost reduction initiatives implemented throughout 2009 and lower severance costs. Cost of services decreases were partially offset by the impact of recent acquisitions. Depreciation, amortization and interest expense were also significantly lower for the three and six months ended June 30, 2010 compared to the corresponding period in 2009.
     Revenues before Reimbursements. For the three months ended June 30, 2010, revenues before reimbursements decreased 1.7% compared to the corresponding period in 2009. Excluding the impact of recent acquisitions, average full time equivalent consultants decreased 15.0% compared to the corresponding period in 2009 due to the repositioning of several service lines and other late 2009 and early 2010 departures. Our utilization rate was flat over the same periods. The decrease in average full-time equivalent consultants was partially offset by a 6.4% increase in bill rate. Incremental revenue from acquisitions and performance fees partially offset the decrease in revenues before reimbursements. Projects contingent on the attainment of performance objectives were $6.0 million and $3.1 million for the three months ended June 30, 2010 and 2009, respectively. On a pro forma basis to include the impact of our recent acquisitions, our revenues before reimbursement would have decreased 6.1%.
     For the six months ended June 30, 2010, revenues before reimbursements decreased 4.9% compared to the corresponding period in 2009. Excluding the impact of recent acquisitions, average full time equivalent consultants decreased 16.0% as a result of above mentioned reductions. The decrease was partially offset by improvements in our utilization and bill rate and the impact of our recent acquisitions. The overall consultant utilization rate was 75% and 74% for the six months ended June 30, 2010 and 2009, respectively. Bill rate increased 5.2% for the six months ended June 30, 2010 compared to the corresponding period in 2009, which partially offset the decrease due to headcount. On a pro forma basis to include the impact of our recent acquisitions, our revenues before reimbursement would have decreased 8.3%.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses was relatively flat for the three months ended June 30, 2010 compared to the corresponding period in 2009. The decrease as a result of our staffing reductions due to lower demand in certain markets and the repositioning of several service lines and other cost-saving initiatives was offset primarily by higher incentive compensation expense and costs associated with new hires and acquisitions. The staffing reductions reduced consultant compensation expense, mainly due to wage savings.
     Cost of services before reimbursable expenses decreased 3.7% for the six months ended June 30, 2010 compared to the corresponding period in 2009. The decrease was a result of redeployment of certain service areas and our cost-saving initiatives which included staffing reductions, managing salary adjustments and reducing discretionary costs primarily in response to lower demand. The staffing reductions reduced consultant compensation expense, mainly due to wage savings. Severance costs relating to cost of services for the six months ended June 30, 2010 and 2009 were $1.5 million and $3.9 million, respectively. These savings were partially offset by higher incentive compensation expense as a result of improved operating performance and the impact of recent acquisitions.
     General and Administrative Expenses. General and administrative expenses decreased 13.2% to $29.1 million for the three months ended June 30, 2010 compared to the corresponding period in 2009 and decreased 12.9% to $59.5 million for the six months ended June 30, 2010 compared to the corresponding period in 2009. The decrease in general and administrative expenses was the result of reduced bad debt expense and cost-saving initiatives which included lower discretionary spending, lower facility expenses as a result of our office consolidations and the benefit of headcount reductions enacted after the first quarter of 2009. Average full-time equivalent employees for the three months ended June 30, 2010 and 2009 were 519 and 541, respectively and were 518 and 561 for the six months ended June 30, 2010 and 2009, respectively. General and administrative expenses were approximately 19% and 21% of revenues before reimbursements for the three months ended June 30, 2010 and 2009, respectively and approximately 19% and 21% of revenues before reimbursements for the six months ended June 30, 2010 and 2009, respectively, reflecting the cost-saving initiatives discussed above. Bad debt expense decreased by $2.0 million for the three months ended June 30, 2010 compared to the corresponding period in 2009 and represented approximately 1.5% and 2.8% of revenues before reimbursement for those periods, respectively. Similarly, bad debt expense decreased by $4.2 million for the six months ended June 30, 2010 compared to the corresponding period in 2009 and represented approximately 1.3% and 2.5% of revenues before reimbursement for those periods, respectively. These reductions reflected improved aging of our accounts receivable and the negative impact of the financial crisis on our receivables in the first half of 2009. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.
     Other Operating Costs — Office Consolidation. We did not record any office consolidation costs during the three and six months ended June 30, 2010. During the corresponding periods in 2009, we recorded $4.6 million and $5.5 million of office closure-related costs which consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned in future periods. During the three months ended June 30, 2009, we vacated and relocated one of our New York offices, which resulted in a $3.6 million charge, and we reduced office space in other locations. We have an ongoing program to eliminate duplicate facilities and to consolidate and close certain offices which could result in future charges.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months, we expect our cash expenditures to be $3.6 million relating to these obligations. In determining our reserves for office consolidation expenses at June 30, 2010, we estimated future sublease proceeds based on market conditions of $4.1 million on three properties for which we do not have a contracted subtenant.
     Depreciation Expense. Depreciation expense decreased 17.8% and 17.9% for the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009, due primarily to reduced depreciation expense on leasehold improvements resulting, in part, from office consolidation efforts.
     Amortization Expense. Amortization expense decreased 12.7% and 17.9% for the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009, due primarily to the passage of time for certain intangible assets, partially offset by amortization relating to our 2009 and 2010 acquisitions.
     Interest Expense. Interest expense decreased 11.2% and 11.8% for the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The decreases primarily related to lower average borrowing balances under our credit agreement and our term loan. During the quarter ended March 31, 2010, using our excess cash, we made an unscheduled repayment on our term loan of $40.0 million. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 6.1% and 5.5% for the six months ended June 30, 2010 and 2009, respectively, and 6.2% and 5.3% for the three months ended June 30, 2010 and 2009, respectively.
     Income Tax Expense. The effective income tax rate for the each of three and six month periods ended June 30, 2010 and 2009 was 43.0%. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates.

Segment Results
     Our business is organized in four reportable segments — Dispute and Investigative Services, Business Consulting Services, International Consulting and Economic Consulting. These reportable segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation.
     The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.
     The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. Beginning as of the first quarter of 2010, the reporting segment is comprised of three operating segments, Energy, Healthcare and Other Business Consulting practices. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets and Other Business Consulting practices provides operations advisory, valuation and restructuring services to financial services and other markets.
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

Dispute and Investigative Services

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$59,737	$70,124	(14.8)	$123,075	$142,027	(13.3)
Total revenues (in 000’s)	63,867	76,758	(16.8)	131,761	154,254	(14.6)
Segment operating profit (in 000’s)	21,585	28,369	(23.9)	46,993	56,603	(17.0)
Segment operating profit margin	36.1%	40.5%	(10.9)	38.2%	39.9%	(4.3)
Average FTE consultants	642	764	(16.0)	644	787	(18.2)
Average utilization rates based on 1,850 hours	69%	72%	(4.2)	72%	73%	(1.4)
Bill rate	$300	$276	8.7	$295	$276	6.9
     Revenues before reimbursements for this segment decreased 14.8% during the three months ended June 30, 2010 compared to the corresponding period in 2009. The decrease reflected the 16.0% decrease in average full-time equivalent consultants, as a result of our response to the continued lower demand throughout 2009 as well as higher than normal voluntary attrition, particularly in our West region. Utilization decreased 4.2% mainly due to lower demand in our construction market. Bill rates increased 8.7% for the three months ended June 30, 2010 compared to the corresponding period in 2009. The increase was mainly a result of efforts to increase rates over prior year as well as change in consultant mix with higher billable rates. The decrease in revenue was partially offset by the acquisition during 2010 of Daylight. Segment operating profit decreased $6.8 million and segment operating profit margin decreased 4.4 percentage points, primarily as result of lower utilization.
     Revenues before reimbursements for this segment decreased 13.3% during the six months ended June 30, 2010 compared to the corresponding period in 2009. The decrease reflects the 18.2% decrease in average full-time equivalent consultants, as discussed above. Utilization decreased 1.4% mainly due to lower demand in our construction market. Bill rates increased 6.9% for the six months ended June 30, 2010 compared to the corresponding period in 2009. The increase was mainly a result of efforts to increase rates over the prior year as well as change in consultant mix with higher billable rates. Segment operating profit decreased $9.6 million and segment operating profit margin decreased 1.7 percentage points, primarily as result of lower utilization.

Business Consulting Services

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$63,430	$57,883	9.6	$120,829	$124,789	(3.2)
Total revenues (in 000’s)	71,756	63,393	13.2	138,006	136,909	(0.8)
Segment operating profit (in 000’s)	23,148	20,332	13.9	42,165	43,784	(3.7)
Segment operating profit margin	36.5%	35.1%	4.0	34.9%	35.1%	(0.6)
Average FTE consultants	699	735	(4.9)	702	769	(8.7)
Average utilization rates based on 1,850 hours	81%	75%	8.0	81%	76%	6.6
Bill rate	$217	$210	3.3	$217	$214	1.4
     Revenues before reimbursements for this segment increased 9.6% during the three months ended June 30, 2010 compared to the corresponding period in 2009. Utilization increased 8.0%, reflecting the increase in demand in our healthcare and our other business consulting services. Average full-time equivalent consultants decreased 4.9%, reflecting our response to the continued lower demand throughout 2009 and the redeployment of some of our consulting resources. The decrease in average full-time equivalent consultants was partially offset by the acquisition of Summit Blue on December 31, 2009 which added approximately 60 consultants. Including Summit Blue on a pro forma basis, revenue before reimbursements would have increased 3.9%. In addition, projects which are contingent on the attainment of performance objectives contributed to the increase. Bill rates increased 3.3% mainly due to the increased demand and modest bill rate increases in our healthcare practice which was partially offset by an increase in projects with lower rates and higher utilization at lower rates in our energy practice. Segment operating profit increased $2.8 million and segment operating profit margin increased 1.4 percentage points for the three months ended June 30, 2010 compared to the corresponding period in 2009. Segment operating profit margin increased due to higher performance fees mentioned above partially offset by higher cost of services, including higher incentive compensation expense as a result of improved operating performance.
     Revenues before reimbursements for this segment decreased 3.2% during the six months ended June 30, 2010 compared to the corresponding period in 2009. The decline reflected the decrease in average full-time equivalent consultants of 8.7%, including the impact of recent acquisitions. Utilization increased 6.6%, reflecting the increase in demand mentioned above offset by the redeployment of some of our consulting resources at the end of 2009. The decrease was partially offset by the Summit Blue acquisition and increased bill rates. Including Summit Blue on a pro forma basis, revenue before reimbursements would have decreased 7.9%. Segment operating profit decreased $1.6 million and segment operating profit margin decreased slightly by 0.2 percentage points for the six months ended June 30, 2010 compared to the corresponding period in 2009. Segment operating profit margin decreased due to lower revenues discussed above partially offset by lower cost of services, which included $0.3 million and $1.7 million in severance costs for the six months ended June 30, 2010 and 2009, respectively.

International Consulting

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$14,484	$16,067	(9.9)	$30,629	$31,583	(3.0)
Total revenues (in 000’s)	18,078	19,250	(6.1)	38,875	36,553	6.4
Segment operating profit (in 000’s)	3,663	4,406	(16.9)	7,403	8,582	(13.7)
Segment operating profit margin	25.3%	27.4%	(7.7)	24.2%	27.2%	(11.0)
Average FTE consultants	200	233	(14.2)	206	229	(10.0)
Average utilization rates based on 1,850 hours	60%	61%	(1.6)	62%	64%	(3.1)
Bill rate	$259	$239	8.4	$261	$236	10.6
     Revenues before reimbursements for this segment decreased 9.9% during the three months ended June 30, 2010 compared to the corresponding period in 2009. The decrease was mainly due to lower average full-time equivalent consultants which decreased 14.2% for the three months ended June 30, 2010 compared to the corresponding period in 2009. The decrease in average full-time equivalent consultants was due in part to voluntary attrition as well as planned reductions in response to lower demand as the segment reacted to the settlement of a large construction dispute engagement. Additionally, reductions to public spending in the UK as a result of a change in government negatively impacted demand in the segment for the three months ended June 30, 2010. Utilization decreased 1.6% for the three months ended June 30, 2010 compared to the corresponding period in 2009 while bill rates increased 8.4% for the same period due to a change in consultant mix and an effort to increase bill rates in 2010. Segment operating profit decreased $0.7 million and segment operating profit margin declined 2.1 percentage points for the three months ended June 30, 2010 compared to the corresponding period in 2009 primarily related to the decreased construction dispute revenue.
     Revenues before reimbursements for this segment decreased 3.0% during the six months ended June 30, 2010 compared to the corresponding period in 2009. As previously discussed, the decrease was mainly due to lower average full-time equivalent consultants which decreased 10.0% for the six months ended June 30, 2010 compared to the corresponding period in 2009. Utilization decreased 3.1% for the six months ended June 30, 2010 compared to the corresponding period in 2009 while bill rates increased 10.6%. Segment operating profit decreased $1.2 million and segment operating profit margin declined 3.0 percentage points for the six months ended June 30, 2010 compared to the corresponding period in 2009 primarily related to lower utilization as a result of the decreased construction dispute revenue.

Economic Consulting

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$16,966	$13,258	28.0	$33,954	$26,145	29.9
Total revenues (in 000’s)	18,622	14,155	31.6	37,231	28,202	32.0
Segment operating profit (in 000’s)	6,273	4,888	28.3	12,569	9,532	31.9
Segment operating profit margin	37.0%	36.9%	0.3	37.0%	36.5%	1.4
Average FTE consultants	119	100	19.0	117	100	17.0
Average utilization rates based on 1,850 hours	76%	87%	(12.6)	82%	86%	(4.7)
Bill rate	$385	$344	11.9	$376	$344	9.3
     Revenues before reimbursements for this segment increased 28.0% during the three months ended June 30, 2010 compared to the corresponding period in 2009. The increase was partially due to incremental revenue and average full-time equivalent consultants associated with the January 2010 acquisition of Empiris. Including the impact of the Empiris acquisition on a pro forma basis, revenues before reimbursements would have increased 14.4%. Additionally, the increase resulted from an 11.9% increase in bill rate reflecting annual bill rate increases implemented January 1, 2010, partially offset by a 12.6% decrease in utilization. Segment operating profit increased $1.4 million and segment operating profit margin was relatively flat for the three months ended June 30, 2010 compared to the corresponding period in 2009.
     Revenues before reimbursements for this segment increased 29.9% during the six months ended June 30, 2010 compared to the corresponding period in 2009. The increase was partially due to incremental revenue and average full-time equivalent consultants associated with the January 2010 acquisition of Empiris. Including the impact of the Empiris acquisition on a pro forma basis, revenues before reimbursements would have increased 17.2%. Additionally, the increase resulted from a 9.3% increase in bill rate reflecting annual bill rate increases implemented January 1, 2010, partially offset by a 4.7% decrease in utilization. Segment operating profit increased $3.0 million and segment operating profit margin increased 0.5 percentage points for the six months ended June 30, 2010 compared to the corresponding period in 2009.
2010 Outlook
We continue to expect our core growth initiatives, 2010 acquisitions and senior talent investments to be increasingly reflected in our financial results as the year progresses. Although we are not immune to shifting economic conditions and their influences, we believe that continued improvements are attainable over the balance of 2010. Our future financial results may be impacted by acquisitions and further redeployments of lower growth service lines.

Liquidity and Capital Resources
Summary
     We had $3.0 million in cash and cash equivalents at June 30, 2010, compared to $49.1 million at December 31, 2009. In January 2010, we used $40.0 million in excess cash to prepay a portion of our term loan borrowings. Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. As of June 30, 2010, we had total bank debt outstanding of $202.5 million under our credit agreement, compared to $219.4 million as of December 31, 2009 reflecting the unscheduled repayment on our term loan offset by borrowings under our line of credit for 2010 acquisitions. The term loan payment reduced the future required quarterly payments on a pro rata basis (see Contractual Obligations below).
     We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, we had DSO of 79 days at June 30, 2010, compared to 78 days at December 31, 2009 and 91 days at June 30, 2009.
Operating Activities
     Net cash provided by operating activities was $7.6 million for the six months ended June 30, 2010, compared to $7.2 million used in operating activities for the six months ended June 30, 2009. The change resulted primarily from higher cash flow from operations combined with lower investment in working capital including improved accounts receivable collections in 2010 offset by an increase in prepaid and other assets related to certain signing incentives for recent hires.
Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2010 was $39.3 million compared to $17.2 million for the six months ended June 30, 2009. The increase in the use of cash resulted primarily from our 2010 acquisitions offset by lower investment spending on property and equipment expenditures during the six months ended June 30, 2010 compared to the corresponding period in 2009, which was mainly related to leasehold improvements for our New York office location.
Financing Activities
     Net cash used in financing activities for the six months ended June 30, 2010 was $14.5 million compared to net cash provided by financing activities of $6.1 million for the six months ended June 30, 2009. The decrease was primarily attributable to our use of excess cash to make a repayment of $40.0 million on our term loan facility offset by bank borrowings to fund our acquisitions.
Debt, Commitments and Capital
     As of June 30, 2010, we maintained a multi-bank borrowing credit agreement consisting of a $275.0 million revolving credit facility which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of June 30, 2010, we had aggregate borrowings of $202.5 million, compared to $219.4 million as of December 31, 2009. Based on our financial covenant restrictions under our credit facility as of June 30, 2010, a maximum of approximately $100.0 million would be available in additional borrowings under our credit facility. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis. At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of June 30, 2010, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of June 30, 2010, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 6.2% and 6.1% for the three and six months ended June 30, 2010, respectively, compared to 5.3% and 5.5% for the corresponding periods in 2009.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2010, under the definitions in the credit agreement, our consolidated leverage ratio was 2.27 and our consolidated fixed charge coverage ratio was 3.53. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of June 30, 2010 and December 31, 2009; however there can be no assurances that we will remain in compliance in the future.
     As of June 30, 2010, we had total commitments of $344.5 million, which included $21.5 million in deferred business acquisition obligations, payable in cash and common stock, software license agreements of $1.0 million, and $119.4 million in lease commitments. As of June 30, 2010, we had no significant commitments for capital expenditures.
     The following table shows the components of significant commitments as of June 30, 2010 and the scheduled years of payments (shown in thousands):

		From July 1,
		2010 to
		December 31,
Contractual Obligations	Total	2010	2011 to 2012	2013 to 2014	Thereafter
Deferred purchase price obligations	$21,549	$2,716	$17,934	$899	$—
Software license agreements	984	480	504	—	—
Revolving loan	24,094	—	24,094	—	—
Term loan	178,445	9,199	169,256	—	—
Lease commitments	119,391	12,959	44,134	29,082	33,216

	$344,463	$25,354	$255,922	$29,981	$33,216

     Of the $255.9 million of commitments in 2011 and 2012, reflected in the table above, $18.4 million relates to term loan payments payable in 2011.
     During 2007, we began to eliminate duplicate facilities and consolidate and close certain offices. Of the $119.4 million of lease commitments as of June 30, 2010, $19.9 million of such lease commitments related to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. As of June 30, 2010, we have contractual sublease income of $7.9 million, which is not reflected in the table above. Such sublease income would offset the cash outlays. Additionally, we intend to secure subtenants for the other properties available for sublease to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. The lease commitments for these offices extend through 2020.
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

Critical Accounting Policies
     Other than the repositioning of segments discussed in Note 3 — Segment Information and the additional goodwill impairment testing reporting units discussed in Note 4 — Goodwill and Intangible Assets, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Recently Issued Standards
     In March, 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for fiscal years beginning on or after June 15, 2010; however, earlier adoption is permitted. We are currently evaluating the impact this adoption will have on our statements of financial position, results of operations or cash flow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risks relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit agreement and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.
     As of June 30, 2010, borrowings under our credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fixed $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010 through May 31, 2012. In March 2010, we entered into two interest rate swap agreements of equal amounts with two different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.45% beginning July 1, 2010 through May 31, 2012. On June 30, 2010 our $165 million notional amount interest rate swap matured. As of June 30, 2010, our interest rate swaps effectively fixed our LIBOR base rate on $90.0 million of our debt. Based on borrowings under the credit agreement at June 30, 2010 and after giving effect to the impact of our interest rate swap agreement, our interest rate exposure is limited to $112.6 million of debt, and each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense.
     At June 30, 2010, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.
     We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2010, we had net assets of approximately $84.1 million with a functional currency of the UK Pounds Sterling and $29.7 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At June 30, 2010, we had net assets denominated in the non-functional currency of approximately $0.4 million. As such, a ten percent change in the value of the local currency would result in less than $0.1 million currency gain or loss in our results of operations.

Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
     We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     During the six months ended June 30, 2010, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2010, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption	Purchaser or	Assets
Date	Securities	Consideration (a)	Claimed (b)	“Recipient”	Purchased
April 30, 2010	Common Stock	453,220	Section 4(2)	Chicago Partners, LLC	(c)

(a)	Does not take into account additional cash or other consideration paid or payable as a part of the transaction.

(b)	The shares of common stock were issued to accredited investors without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration of the purchase agreement to purchase substantially all of the assets of the recipient.
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

Date: July 30, 2010