Form 10-Q
period 2010-09-30
NAVIGANT CONSULTING INC
filed 2010-10-29
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the nine months ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 29, 2010, 50.0 million shares of the Registrant’s common stock, par value $.001 per share (“Common Stock”), were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	33
SIGNATURES	34
     “Navigant” is a service mark of Navigant International, Inc. Navigant Consulting, Inc. is not affiliated, associated, or in any way connected with Navigant International, Inc. and the use of “Navigant” is made under license from Navigant International, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,383	$49,144
Accounts receivable, net	178,881	163,608
Prepaid expenses and other current assets	19,210	16,374
Deferred income tax assets	15,753	19,052

Total current assets	219,227	248,178
Property and equipment, net	39,648	42,975
Intangible assets, net	27,357	30,352
Goodwill	525,755	485,101
Other assets	24,699	13,639

Total assets	$836,686	$820,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,555	$8,203
Accrued liabilities	8,087	8,664
Accrued compensation-related costs	59,238	69,751
Income tax payable	193	—
Term loan — current	18,397	12,375
Other current liabilities	38,552	34,441

Total current liabilities	135,022	133,434

Non-current liabilities:
Deferred income tax liabilities	43,628	37,096
Other non-current liabilities	19,978	23,923
Bank debt — non-current	25,515	—
Term loan — non-current	155,458	207,000

Total non-current liabilities	244,579	268,019

Total liabilities	379,601	401,453

Stockholders’ equity:
Common stock	60	60
Additional paid-in capital	564,149	559,368
Treasury stock	(209,861)	(218,798)
Retained earnings	114,684	91,186
Accumulated other comprehensive loss	(11,947)	(13,024)

Total stockholders’ equity	457,085	418,792

Total liabilities and stockholders’ equity	$836,686	$820,245

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues before reimbursements	$153,222	$159,153	$461,709	$483,697
Reimbursements	21,625	18,210	59,011	49,584

Total revenues	174,847	177,363	520,720	533,281
Cost of services before reimbursable expenses	102,368	100,545	306,726	312,779
Reimbursable expenses	21,625	18,210	59,011	49,584

Total costs of services	123,993	118,755	365,737	362,363
General and administrative expenses	30,789	32,500	90,338	100,906
Depreciation expense	3,528	4,352	10,882	13,312
Amortization expense	3,168	3,055	8,926	10,067
Other operating costs (benefit):
Office consolidation	(900)	985	(900)	6,505

Operating income	14,269	17,716	45,737	40,128
Interest expense	1,789	3,671	8,775	11,591
Interest income	(360)	(300)	(984)	(908)
Other expense (income), net	(250)	214	(189)	(194)

Income before income tax expense	13,090	14,131	38,135	29,639
Income tax expense	3,867	5,791	14,637	12,481

Net income	$9,223	$8,340	$23,498	$17,158

Basic net income per share	$0.19	$0.17	$0.48	$0.36
Shares used in computing income per basic share	49,662	48,493	49,186	48,050
Diluted net income per share	$0.18	$0.17	$0.47	$0.35
Shares used in computing income per diluted share	50,518	49,954	50,292	49,720
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$23,498	$17,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,882	13,312
Depreciation expense — office consolidation	—	1,110
Amortization expense	8,926	10,067
Share-based compensation expense	4,776	6,010
Accretion of interest expense	620	693
Deferred income taxes	7,647	822
Allowance for doubtful accounts receivable	7,105	14,253
Changes in assets and liabilities:
Accounts receivable	(22,550)	(25,550)
Prepaid expenses and other assets	(10,499)	3,352
Accounts payable	2,432	(2,495)
Accrued liabilities	9	(761)
Accrued compensation-related costs	(10,458)	(21,326)
Income taxes payable	(2,302)	4,032
Other liabilities	(5,946)	2,566

Net cash provided by operating activities	14,140	23,243

Cash flows from investing activities:
Purchases of property and equipment	(8,115)	(13,623)
Acquisitions of businesses	(33,870)	(1,875)
Payments of acquisition liabilities	—	(2,821)
Other, net	—	(109)

Net cash used in investing activities	(41,985)	(18,428)

Cash flows from financing activities:
Issuances of common stock	3,013	2,686
Payments of notes payable	—	(4,482)
Borrowings from banks, net of repayments	25,941	(10,096)
Payments of term loan	(45,520)	(1,688)
Other, net	564	(888)

Net cash used in financing activities	(16,002)	(14,468)

Effect of exchange rate changes on cash	86	(139)

Net decrease in cash and cash equivalents	(43,761)	(9,792)
Cash and cash equivalents at beginning of the period	49,144	23,134

Cash and cash equivalents at end of the period	$5,383	$13,342

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
     The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. We have evaluated subsequent events through the date of this filing. We determined that we had one subsequent event which has been disclosed in Note 15 — Subsequent Events.
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
     We acquired Daylight to enhance our investigative service offering and add significant presence in our strong New York market. Daylight is a regulatory consulting and investigative firm specializing in regulatory compliance and fraud risk management, with deep capabilities in anti-money laundering and the Foreign Corrupt Practices Act related matters. This acquisition included 65 consulting professionals and Daylight has been integrated in our Dispute and Investigative Services segment.
     On January 20, 2010, we acquired the assets of Empiris, LLC, located in Washington, D.C. for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, recorded in other current and non-current liabilities, to be paid in cash in two equal installments on December 31, 2010 and January 3, 2012. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012 and will be payable in March of the year following the year such performance targets are attained. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the nine months ended September 30, 2010. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.
     We acquired Empiris to enhance our Economic Consulting segment. Empiris provides significant expertise and growth opportunity in our Washington, D.C. market by servicing relevant government agencies, corporations and law firms. This acquisition consisted of nine professionals and has been included in the Economic Consulting segment.
     On December 31, 2009, we acquired the assets of Summit Blue Consulting, LLC for $13.0 million, which consisted of $11.0 million in cash paid at closing and two deferred cash payments of $1.0 million each, recorded in other current and non-current liabilities, due on the first and second anniversaries of the closing. As part of the purchase price allocation, we recorded $2.6 million in identifiable intangible assets and $10.4 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.
     The Summit Blue acquisition was made to expand and complement our energy practice. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, consists of approximately 60 consultants and has been included in our Business Consulting Services segment.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues (in thousands)	$174,847	$186,637	$533,089	$569,259
Net income (in thousands)	$9,223	$6,750	$22,359	$14,202
Basic net income per share	$0.19	$0.14	$0.45	$0.30
Diluted net income per share	$0.18	$0.14	$0.44	$0.29
Note 3. Segment Information
     Our business is organized in four reportable segments — Dispute and Investigative Services, Business Consulting Services, International Consulting and Economic Consulting. These reportable segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation.
     The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.
     The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. Beginning as of the first quarter of 2010, the reporting segment is comprised of three operating segments: Energy, Healthcare and Other Business Consulting practices. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets and Other Business Consulting practice provides operations advisory, valuation and restructuring services to financial services and other markets.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Amounts in Thousands)	2010	2009	2010	2009
Revenues before reimbursements:
Dispute and Investigative Services	$64,997	$69,260	$188,072	$211,287
Business Consulting Services	58,406	58,749	179,235	183,538
International Consulting	13,231	17,266	43,860	48,849
Economic Consulting	16,588	13,878	50,542	40,023

Total revenues before reimbursements	$153,222	$159,153	$461,709	$483,697

Total revenues:
Dispute and Investigative Services	$71,279	$76,010	$203,040	$230,264
Business Consulting Services	68,894	65,450	206,900	202,359
International Consulting	16,443	21,279	55,318	57,832
Economic Consulting	18,231	14,624	55,462	42,826

Total revenues	$174,847	$177,363	$520,720	$533,281

Segment operating profit:
Dispute and Investigative Services	$26,738	$30,025	$73,731	$86,628
Business Consulting Services	19,817	21,763	61,982	65,547
International Consulting	1,680	4,793	9,083	13,375
Economic Consulting	5,585	5,239	18,154	14,771

Total combined segment operating profit	53,820	61,820	162,950	180,321
Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	30,789	32,500	90,338	100,906
Depreciation expense	3,528	4,352	10,882	13,312
Amortization expense	3,168	3,055	8,926	10,067
Long-term compensation expense related to consulting personnel (including share-based compensation)	2,966	3,212	7,967	9,403
Other operating costs (benefit)	(900)	985	(900)	6,505

Operating income	14,269	17,716	45,737	40,128
Other expense, net	1,179	3,585	7,602	10,489

Income before income tax expense	$13,090	$14,131	$38,135	$29,639

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

Total assets by segment were as follows (shown in thousands):

	September 30,	December 31,
	2010	2009
Dispute and Investigative Services	$348,984	$304,744
Business Consulting Services	217,576	212,975
International Consulting	79,479	86,195
Economic Consulting	85,954	75,147
Unallocated assets	104,693	141,184

Total assets	$836,686	$820,245

Note 4. Goodwill and Intangible Assets
     Goodwill and other intangible assets consisted of (shown in thousands):

	September 30,	December 31,
	2010	2009
Goodwill	$531,180	$490,526
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	525,755	485,101
Intangible assets:
Customer lists and relationships	67,182	63,697
Non-compete agreements	20,660	19,701
Other	21,304	19,589

Intangible assets, at cost	109,146	102,987
Less—accumulated amortization	(81,789)	(72,635)

Intangible assets, net	27,357	30,352

Goodwill and intangible assets, net	$553,112	$515,453

     During the second quarter of 2010, we performed our annual test of goodwill based on balances as of May 31, 2010. The impairment test was completed based on our six operating segments which are also considered to be our reporting units as defined by the accounting standard for goodwill and other intangible assets. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments and the repositioning of certain service offerings between the segments. There was no indication of impairment based on our analysis.
     As of our May 31, 2010 analysis, the excess of estimated fair value over net asset carrying value of our reporting units comprising our Business Consulting Segment (Healthcare, Energy and Other Business Consulting Services), our International Consulting reporting unit and our Disputes and Investigative reporting unit were all in excess of between 30% to 40% of the estimated fair value. The excess of estimated fair value over the net asset carrying value of the Economic Consulting reporting unit was approximately 15% of estimated fair value. Our new reporting units are relatively smaller in size than the prior reporting units, which may result in more volatility in future impairment tests. Further, the estimated fair value of the International Consulting and Economic Consulting reporting units may be more volatile due to the reporting units’ higher expected earnings growth rates. Also, given the International Consulting reporting unit’s involvement in emerging markets and exposure to multiple markets outside the United States, its estimated fair value may be more volatile. Additionally, the Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value depends on various factors including the success of such acquisitions. The key assumptions used in our May 31, 2010 analysis included profit margin improvement to be generally consistent with our longer term historical performance, revenue growth rates ahead of our peer group in the near term and discount rates determined based on comparables for our peer group. Our fair value estimates were made as of the date of our analysis and are subject to change.
     On a periodic basis, we are required to consider whether it is more likely than not that the fair value of each of the reporting units could have fallen below its carrying value. We consider elements and other factors including, but not limited to, adverse changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance and our financial projections. As a result of this review we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date.

     During the third quarter of 2010, our average stock price was slightly above our book value. As noted above, our stock price falling below our book value for a substantial period of time may be an event or condition that could indicate a goodwill impairment. Additionally, the financial results of our International Consulting reporting unit for the three months ended September 30, 2010 were lower than the prior year and our expectations. Although we continue to expect that our International Consulting reporting unit will improve margins and grow from its current base, our ability to achieve these expectations depends on many factors, which may be beyond our control, including market conditions. In addition, during our last annual impairment test, the excess of estimated fair value over the net asset carrying value of our Economic Consulting reporting unit was generally lower than the other reporting units. We continue to expect growth from the Economic Consulting reporting unit; however, the timing and achievement of this growth will be subject to various factors, including market conditions and our ability to leverage our recent investments. As of September 30, 2010, we do not believe there was an indication of impairment related to our goodwill balances, however, we continue to monitor the factors noted above.
     We review our intangible asset values on a periodic basis. We had $27.4 million in intangible assets, net of accumulated amortization, as of September 30, 2010. Of the $27.4 million balance, $20.9 million related to customer lists and relationships, $2.9 million related to non-compete agreements and $3.6 million related to other intangible assets. As of September 30, 2010, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 3.3 years, 2.5 years and 2.9 years, respectively. We have reviewed the estimated period of consumption for our intangible assets. As of September 30, 2010, there was no indication of impairment related to our intangible assets. Our intangible assets have estimated useful lives which range up to seven years. We will amortize the remaining net book values of intangible assets over their remaining useful lives.
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
     We use various methods to determine fair value, including market, income and cost approaches. With these approaches, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to the valuation can be readily observable, market-corroborated, or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
     The fair value measurements used for our goodwill impairment testing use significant unobservable inputs which reflect our own assumptions about the inputs that market participants would use in measuring fair value including risk considerations.
     The changes in carrying values of goodwill and intangible assets (shown in thousands) are as follows:

	For the nine months ended
	September 30,
	2010	2009
Beginning of period—Goodwill, net	$485,101	$463,058
Goodwill acquired	40,958	1,842
Adjustments to goodwill	(133)	—
Foreign currency translation—goodwill	(171)	9,234

End of period — Goodwill, net	$525,755	$474,134

Beginning of period—Intangible assets, net	$30,352	$38,108
Intangible assets acquired	6,082	261
Adjustments to intangible assets	—	(270)
Foreign currency translation—intangible assets, net	(151)	2,483
Less—amortization expense	(8,926)	(10,067)

End of period—Intangible assets, net	$27,357	$30,515

     As of September 30, 2010, goodwill and intangible assets, net of amortization, was $266.4 million for Dispute and Investigative Services, $160.7 million for Business Consulting Services, $61.4 million for International Consulting and $64.6 million for

Economic Consulting. The $160.7 million for Business Consulting Services consisted of $78.4 million for Healthcare, $69.2 million for Energy and $13.1 million for Other Business Consulting Services.
     Total amortization expense for the nine months ended September 30, 2010 and 2009 was $8.9 million and $10.1 million, respectively. Below is the estimated aggregate amortization expense to be recorded, related to the intangible assets as of September 30, 2010, for the remainder of 2010 and the years thereafter (shown in thousands):

For the period ending December 31,	Amount
2010	$3,073
2011	8,658
2012	6,231
2013	5,732
2014	2,134
2015	1,043
Thereafter	486

Total	$27,357

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
     The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Common shares outstanding	49,662	48,493	49,186	48,035
Business combination obligations payable in a fixed number of shares	—	—	—	15

Basic shares	49,662	48,493	49,186	48,050
Employee stock options	163	342	261	347
Restricted shares and stock units	83	162	125	174
Business combination obligations payable in a fixed dollar amount of shares	569	895	696	1,099
Contingently issuable shares	41	62	24	50

Diluted shares	50,518	49,954	50,292	49,720

     For the three months ended September 30, 2010 and 2009, we had outstanding stock options for approximately 791,000 and 317,000 shares, respectively, which were excluded from the computation of diluted shares. For the nine months ended September 30, 2010 and 2009, we had outstanding stock options for approximately 527,000 and 343,000 shares, respectively, which were excluded from the computation of diluted shares. These shares were excluded as they had exercise prices greater than the average market price, during the periods and the impact of including these options in the diluted share calculation would have been antidilutive.
     In connection with certain business acquisitions, we are obligated to issue a certain number of shares of our common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance are included in the diluted earnings per share calculation. As part of the Chicago Partners acquisition, we issued 453,000 shares of our common stock on April 30, 2010 with a value of $5.8 million and are obligated to issue shares based on a fixed dollar amount of $5.8 million on May 1, 2011, which will be the final payment. For the three and nine months ended September 30, 2010, the diluted share computation included 0.6 million and 0.7 million shares related to the Chicago Partners deferred purchase price obligations, respectively.

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
Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2010 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2010	$418,792	48,651
Comprehensive income	24,575	—
Acquisition-related stock issuance	5,750	453
Other issuances of common stock	3,013	560
Net settlement of employee taxes on taxable compensation related to the vesting of restricted stock	(557)	(45)
Tax benefits on stock options exercised and restricted stock vested	736	—
Issuances of restricted stock, net of forfeitures	—	208
Share-based compensation expense	4,776	—

Stockholders’ equity at September 30, 2010	$457,085	49,827

Note 7. Share-Based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization of restricted stock awards	$1,533	$1,297	$3,949	$5,171
Amortization of stock option awards	264	203	726	525
Fair value adjustment for variable stock option accounting awards	15	9	(29)	(36)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	26	36	130	350

Total share-based compensation expense	$1,838	$1,545	$4,776	$6,010

     During the three and nine months ended September 30, 2010 and 2009, share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses and share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category (shown in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of services before reimbursable expenses	$928	$955	$2,769	$4,214
General and administrative expenses	910	590	2,007	1,796

Total share-based compensation expense	$1,838	$1,545	$4,776	$6,010

Restricted Stock Outstanding
     As of September 30, 2010, 1.4 million restricted stock awards and equivalent units were outstanding at a weighted average measurement price of $16.20 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and equivalent units. The restricted stock and equivalent units were granted out of our long-term incentive plan.
     The following table summarizes restricted stock activity for the nine months ended September 30:

	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock and equivalents outstanding at beginning of the period	1,356	$17.25	1,678	$19.00
Granted	291	12.12	317	12.67
Vested	(208)	16.81	(436)	20.51
Forfeited	(39)	18.77	(93)	19.13

Restricted stock and equivalents outstanding at end of the period	1,400	$16.20	1,466	$17.39

     As of September 30, 2010, we had $15.2 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately 2 years.
     During March 2010, we modified the vesting terms of the restricted stock awards granted on March 13, 2007 and April 30, 2007 to provide for 25% vest annually starting March 2011 and April 2011, respectively. The original vesting term was seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. We modified the vesting terms of the restricted stock awards in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million in the first quarter of 2010 to share-based compensation expense to align the expense recognition with the amended vesting terms. As of September 30, 2010, approximately 0.6 million of these restricted stock awards remain outstanding and 0.2 million have vested since the grant date.
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
Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net:
     The components of accounts receivable were as follows (shown in thousands):

	September 30,	December 31,
	2010	2009
Billed amounts	$141,202	$138,114
Engagements in process	56,426	45,291
Allowance for doubtful accounts	(18,747)	(19,797)

Accounts receivable, net	$178,881	$163,608

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

Prepaid expenses and other current assets:
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	September 30,	December 31,
	2010	2009
Notes receivable — current	$6,859	$4,845
Prepaid income taxes	—	3,174
Other prepaid expenses and other current assets	12,351	8,355

Prepaid expenses and other current assets	$19,210	$16,374

Other assets:
     The components of other assets were as follows (shown in thousands):

	September 30,	December 31,
	2010	2009
Notes receivable — non-current	$13,524	$10,131
Prepaid expenses and other non-current assets	11,175	3,508

Other assets	$24,699	$13,639

     Notes receivable represent unsecured forgivable loans with terms of three to five years. The loans were issued to recruit and retain highly-skilled professionals. During the nine months ended September 30, 2010 and 2009, we issued $9.7 million and $1.3 million in forgivable loans, respectively. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.0% per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated to $0.4 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.
     Prepaid expenses and other assets include signing and retention bonuses that are generally recoverable from employees if such employees should terminate their employment prior to fulfilling their obligations to us. Such amounts are amortized as compensation expense over the period in which they are recoverable from the employee in periods up to five years. During the nine months ended September 30, 2010 and 2009, we issued $16.0 million and $5.2 million, respectively, in signing and retention bonuses.
Property and Equipment:
     Property and equipment were comprised of the following (shown in thousands):

	September 30,	December 31,
	2010	2009
Furniture, fixtures and equipment	$54,828	$54,169
Software	31,018	27,308
Leasehold improvements	37,740	39,587

Property and equipment, at cost	123,586	121,064
Less: accumulated depreciation and amortization	(83,938)	(78,089)

Property and equipment, net	$39,648	$42,975

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	September 30,	December 31,
	2010	2009
Deferred business acquisition obligations	$18,551	$7,588
Deferred revenue	11,080	13,039
Deferred rent	2,321	1,401
Commitments on abandoned real estate (see Note 13)	1,923	4,141
Interest rate swap liability	—	4,116
Other liabilities	4,677	4,156

Total other current liabilities	$38,552	$34,441

     The deferred business acquisition obligations of $18.6 million at September 30, 2010 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. The number of shares to be issued for obligations payable in shares is based on the trading price of our common stock for a period of time prior to the issuance dates. During the nine months ended September 30, 2010 we recorded $10.0 million of cash obligations, discounted to $9.7 million present value, in connection with the Daylight acquisition.
     The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2020.
     Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.
     During the nine months ended September 30, 2010 our $165.0 million notional value interest rate swap matured.
Other Non-Current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	September 30,	December 31,
	2010	2009
Deferred business acquisition obligations	$3,191	$6,311
Deferred rent — long-term	9,489	9,740
Commitments on abandoned real estate (see Note 13)	2,959	4,660
Interest rate swap liability (asset) (see Note 10)	1,788	(168)
Other non-current liabilities	2,551	3,380

Total other liabilities	$19,978	$23,923

     The deferred business acquisition obligations of $3.2 million at September 30, 2010 consisted of cash obligations. The liability for deferred business acquisition obligations has been discounted to net present value.
     The long-term portion of deferred rent is comprised primarily of rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2020.
Note 9. Supplemental Consolidated Cash Flow Information
     Total interest paid during the nine months ended September 30, 2010 and 2009 was $7.8 million and $10.6 million, respectively. We received $1.6 million in income tax refunds during the nine months ended September 30, 2010 and paid $2.7 million in income taxes during the nine months ended September 30, 2009.

Note 10. Comprehensive Income
     Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement, was as follows (shown in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$9,223	$8,340	$23,498	$17,158
Foreign currency translation adjustment	4,244	(1,236)	(212)	11,937
Unrealized income (loss) on interest rate derivative, net of income tax costs or benefits	(274)	728	1,289	1,834

Comprehensive income	$13,193	$7,832	$24,575	$30,929

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
     We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to our hedges for the nine months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, we recorded $5.0 million and $5.3 million in interest expense, respectively, associated with differentials to be received or paid under the instruments.
     As of September 30, 2010, we have a $1.8 million net liability related to the interest rate derivatives. During the nine months ended September 30, 2010, we recorded $1.3 million of unrealized gains related to our derivatives, which is net of income taxes of $0.9 million, to accumulated other comprehensive income. As of September 30, 2010, accumulated other comprehensive income is comprised of foreign currency translation loss of $10.9 million and unrealized net loss on interest rate derivatives of $1.1 million.
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
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swaps (see Note 10 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of September 30, 2010, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instruments are classified within Level 2.

     Additionally, the value of our bank borrowing credit agreement (see Note 12 — Bank Borrowings) was estimated to be 3% below its carrying value based on unobservable Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2010 based upon the short-term nature of the assets and liabilities.
     The following table summarizes the liability measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (shown in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2010
Interest rate swaps (recorded in other liabilities)	—	$1,788	—	$1,788
December 31, 2009
Interest rate swap (recorded in other liabilities)	—	$3,948	—	$3,948
Note 12. Bank Borrowings
     As of September 30, 2010, we maintained a multi-bank borrowing credit agreement consisting of a $275.0 million revolving credit facility which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of September 30, 2010, we had aggregate borrowings of $199.4 million, compared to $219.4 million as of December 31, 2009. Based on our financial covenant restrictions under our credit facility as of September 30, 2010, a maximum of approximately $90.0 million would be available in additional borrowings under our credit facility. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis. At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of September 30, 2010, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of September 30, 2010, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 2.8% and 5.0% for the three and nine months ended September 30, 2010, respectively, compared to 5.6% and 5.5% for the corresponding periods in 2009.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2010, under the definitions in the credit agreement, our consolidated leverage ratio was 2.33 and our consolidated fixed charge coverage ratio was 3.81. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of September 30, 2010 and December 31, 2009; however there can be no assurances that we will remain in compliance in the future.

Note 13. Other Operating Costs (Benefit):
     Other operating costs (benefit) consisted of the following (shown in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Adjustments to office closures obligations, discounted and net of expected sublease income	$(900)	$870	$(900)	$5,395
Accelerated depreciation on leasehold improvements and furniture due to expected office closures	—	115	—	1,110

Total other operating costs (benefit)	$(900)	$985	$(900)	$6,505

     During the three months ended September 30, 2010, we re-occupied one floor of the office space at one of our New York locations in connection with expanded business subsequent to our second quarter 2010 acquisition of Daylight. As such, we reversed $1.5 million of the reserve for future rent obligation, and recorded a benefit to other operating costs (benefit). In addition, we recorded a cost adjustment of $0.6 million to increase our reserves for future rent obligations for one of our abandoned Chicago office spaces as a result of weaker sublease market conditions.
     During the three and nine months ended September 30, 2009, we recorded $1.0 million and $6.5 million for office closure related costs. During the three months ended June 30, 2009, we vacated and relocated one of our New York offices, which resulted in a $3.6 million charge (a portion of which was reversed in the third quarter of 2010 as described above), and we reduced office space in other locations. The costs consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements in offices to be abandoned.
     Our liability for abandoned real estate included future rent obligations, net of contracted sublease and assumed sublease income. As of September 30, 2010, our liability for abandoned real estate recorded as other operating costs (benefit) was $4.9 million. In addition, we had a liability for abandoned real estate of $1.9 million which was recorded in connection with prior period acquisitions. In determining our liabilities for office consolidation costs at September 30, 2010, we estimated future sublease proceeds based on market conditions of $2.4 million on two properties for which we do not have a contracted subtenant throughout the remaining lease terms.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. Of the $6.8 million liability recorded at September 30, 2010, we expect to pay $2.6 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value and are not allocated to our business segments.
Note 14. Income Taxes
     The effective income tax rate for the three months ended September 30, 2010 and 2009 was 29.5% and 41.0%, respectively, and 38.4% and 42.1% for the nine months ended September 30, 2010 and 2009, respectively. The rate decreased during the three months ended September 30, 2010 due to the deemed liquidation of certain foreign entities, as allowed under an election made for U.S. tax purposes, which resulted in the intercompany debt obligations held by these foreign entities to be considered uncollectible. The election was made in connection with certain operating changes in these entities and resulted in a non-recurring deduction, for US tax purposes, of $4.5 million. The non-recurring tax benefit associated with this event was $1.8 million for the three months ended September 30, 2010. The foreign entities that made the election will be treated, for US tax purposes only, as single member limited liability companies and their resulting net income or loss will be reported on the consolidated US income tax return. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates.

Note 15. Subsequent Events
     On October 4, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. EthosPartners includes 180 consulting professionals and will be integrated into our Business Consulting Services segment as an additional investment in our healthcare operating segment. We paid $28.0 million in cash, and issued $2.0 million in restricted stock and $7.0 million in deferred cash payments. In addition, EthosPartners can earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. The purchase price paid in cash at closing was funded using our cash from operations.

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

Results of Operations
The following table summarizes for comparative purposes certain financial and statistical data for our consolidated results.
2010 compared to 2009 — For the three and nine months ended September 30

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the nine months ended		Increase
(Amounts in thousands, except	September 30,		(Decrease)	September 30,		(Decrease)
per share data and metrics)	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements	$153,222	$159,153	(3.7)	$461,709	$483,697	(4.5)
Reimbursements	21,625	18,210	18.8	59,011	49,584	19.0

Total revenues	174,847	177,363	(1.4)	520,720	533,281	(2.4)
Cost of services before reimbursable expenses	102,368	100,545	1.8	306,726	312,779	(1.9)
Reimbursable expenses	21,625	18,210	18.8	59,011	49,584	19.0

Total cost of services	123,993	118,755	4.4	365,737	362,363	0.9
General and administrative expenses	30,789	32,500	(5.3)	90,338	100,906	(10.5)
Depreciation expense	3,528	4,352	(18.9)	10,882	13,312	(18.3)
Amortization expense	3,168	3,055	3.7	8,926	10,067	(11.3)
Other operating costs (benefit):
Office consolidation	(900)	985	(191.4)	(900)	6,505	(113.8)

Operating income	14,269	17,716	(19.5)	45,737	40,128	14.0
Interest expense	1,789	3,671	(51.3)	8,775	11,591	(24.3)
Interest income	(360)	(300)	20.0	(984)	(908)	8.4
Other expense (income), net	(250)	214	(216.8)	(189)	(194)	2.6

Income before income tax expense	13,090	14,131	(7.4)	38,135	29,639	28.7
Income tax expense	3,867	5,791	(33.2)	14,637	12,481	17.3

Net income	$9,223	$8,340	10.6	$23,498	$17,158	37.0

Basic net income per share	$0.19	$0.17	11.8	$0.48	$0.36	33.3
Diluted net income per share	$0.18	$0.17	5.9	$0.47	$0.35	34.3

Key operating metrics:
Average FTE
—Billable	1,655	1,734	(4.6)	1,665	1,834	(9.2)
—Non-billable	515	523	(1.5)	517	548	(5.7)
Period End FTE
—Billable	1,652	1,716	(3.7)	1,652	1,716	(3.7)
—Non-billable	508	514	(1.2)	508	514	(1.2)
Bill Rate	$267	$255	4.7	$272	$252	7.9
Utilization	73%	76%	(3.9)	74%	74%	—
     Earnings Summary. For the three months ended September 30, 2010 compared to the corresponding period in 2009, revenues before reimbursements decreased 3.7%. Revenues decreased due to a reduced number of consultants as we responded to lower demand in certain markets, repositioned certain services lines and experienced higher attrition rates due to increased competitiveness as the economy improves. The decrease was partially offset by the positive impact of our recent acquisitions. Utilization also decreased for the three months ended September 30, 2010 compared to the corresponding period in 2009 mainly in our Economics and International Consulting segments. Reimbursement revenue increased 18.8% in the three months ended September 30, 2010 due to the increased use of specialized independent contractors, particularly in the recently acquired Summit Blue business.

     Net income for the three months ended September 30, 2010 increased 10.6% compared to the corresponding period in 2009. Net income increased due to lower income tax expense as a result of a non-recurring benefit from a tax election related to certain of its foreign entities of $1.8 million; an office consolidation benefit of $0.9 million mainly a result of reoccupying one floor of our previously vacated New York offices subsequent to our purchase of Daylight. During the three months ended September 30, 2009, we recorded $1.0 million for office closure-related costs mainly relating to reduced office space in Los Angeles. General and administrative costs were lower in the three months ended September 30, 2010, compared to the corresponding period in 2009, due to lower bad debt expense, which was adversely impacted in 2009 by the financial crisis. Bad debt expense for the three months ended September 30, 2010 and 2009 was $3.2 million and $6.1 million, respectively. Interest expense was lower due to the expiration of an unfavorable interest rate swap in June 2010. Reimbursement revenue increased 18.8% for the three months ended September 30, 2010, due to the increased use of specialty independant contractors.
     For the nine months ended September 30, 2010 compared to the corresponding period in 2009, revenues before reimbursements decreased 4.5%, mainly due to the reduced number of consultants as we responded to lower demand in certain markets and repositioned several service lines and experienced a higher rate of attrition due to increased competitiveness as the economy improves. The decrease was partially offset by the positive impact of our recent acquisitions. Reimbursement revenue increased 19.0% for the nine months ended September 30, 2010, due to the increased use of specialized independent contractors.
     Net income for the nine months ended September 30, 2010 increased 37.0% compared to the corresponding period in 2009. Net income increased partly due to lower income tax expense (discussed above), office consolidation costs (benefit), general and administrative expense, depreciation expense, interest expense and severance cost. During the nine months ended September 30, 2009, we reduced office space in Los Angeles and vacated and relocated one of our New York offices resulting in a $6.5 million charge to other operating costs. General and administrative costs were lower in 2010 as a result of lower bad debt expense and our cost reduction efforts and efficiencies achieved through office consolidation. Bad debt expense for the nine months ended September 30, 2010 and 2009 was $7.1 million and $14.3 million, respectively. In addition, severance costs were $3.2 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively. The higher severance costs in 2009 reflected our efforts to realign our cost structure to match the anticipated decline in revenue resulting from the impact of unprecedented economic conditions which began in 2008. We continue to evaluate our resources during 2010 in an effort to align with changing demands. As discussed above, interest expense was lower due to the expiration of an unfavorable interest rate swap in June 2010.
     Overall utilization decreased for the three months ended September 30, 2010 compared to the corresponding period in 2009 and was flat for the nine months ended September 30, 2010 compared to the corresponding period in 2009. Average bill rate increased 4.7% and 7.9% over the same periods. Average full-time equivalent consultants decreased 4.6% for the three months ended September 30, 2010 from the corresponding period in 2009 to 1,655 and decreased 9.2% for the nine months ended September 30, 2010 from the corresponding period in 2009 to 1,665. The decrease in average full-time equivalent consultants was a result of staffing reductions made during 2009, certain late 2009 and early 2010 departures, the redeployment of certain service areas and higher than normal attrition partially offset by acquisitions and senior hires throughout the year. The increase in bill rate reflected a higher mix of more senior consultant utilization and overall efforts to increase rates in 2010.
     Cost of services before reimbursable expenses increased for the three months ended September 30, 2010 compared to the corresponding period in 2009 mainly due to higher incentive compensation, the reinstatement of our 401k match in June 2010, and recent acquisitions partially offset by lower compensation costs relating to lower headcount.
     For the nine months ended September 30, 2010, both cost of services before reimbursable expenses and general and administrative expenses were lower than in the corresponding periods in 2009, reflecting the impact of the cost reduction initiatives implemented throughout 2009 and lower severance costs. Cost of services decreases were partially offset by the impact of recent acquisitions and higher incentive compensation. General and administrative costs were also impacted by higher bad debt expense throughout 2009.
     Revenues before Reimbursements. For the three months ended September 30, 2010, revenues before reimbursements decreased 3.7% compared to the corresponding period in 2009 primarily as a result of decreased headcount and utilization. Average full time equivalent consultants decreased 4.6% from the corresponding period in 2009 due to the repositioning of several service lines, certain late 2009 and early 2010 departures and higher attrition rates. Our utilization rate decreased 3.9% to 73% for the three months ended September 30, 2010 compared to the corresponding period in 2009. The decrease in average full-time equivalent consultants was partially offset by a 4.7% increase in bill rate mainly as a result of a higher mix of more senior consultant utilization and overall efforts to increase rates in 2010. Incremental revenue from acquisitions partially offset the decrease in revenues before reimbursements. On a pro forma basis including the impact of our recent acquisitions, our revenues before reimbursements for the three months ended September 30, 2010 would have decreased 8.6%.

     For the nine months ended September 30, 2010, revenues before reimbursements decreased 4.5% compared to the corresponding period in 2009. Average full time equivalent consultants for the nine months ended September 30, 2010 decreased 9.2% as a result of reductions mentioned above. The decrease was partially offset by improvements in our bill rate and the impact of our recent acquisitions. The overall consultant utilization rate was 74% for the nine months ended September 30, 2010 and 2009. Bill rate increased 7.9% for the nine months ended September 30, 2010 compared to the corresponding period in 2009, as mentioned above. On a pro forma basis including the impact of our recent acquisitions, our revenues before reimbursements for the nine months ended September 30, 2010 would have decreased 8.4%.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 1.8% for the three months ended September 30, 2010 compared to the corresponding period in 2009. The increase is a result of higher incentive compensation expense, the reinstatement of our 401k match in June 2010 and costs associated with new hires and recent acquisitions. Throughout 2010, we have increased our investments in recruiting new senior talent and, as such, the cost to amortize these investments increased during the three months ended September 30, 2010 compared to the corresponding period in 2009. The increase was partially offset by lower costs from staffing reductions due to lower demand in certain markets and the repositioning of several service lines and other cost-saving initiatives.
     Cost of services before reimbursable expenses decreased 1.9% for the nine months ended September 30, 2010 compared to the corresponding period in 2009. The decrease was a result of redeployment of certain service areas and our cost-saving initiatives which included staffing reductions, managing salary adjustments and reducing discretionary costs primarily in response to lower demand. The staffing reductions reduced consultant compensation expense, mainly due to wage savings. Severance costs relating to cost of services for the nine months ended September 30, 2010 and 2009 were $3.2 million and $5.9 million, respectively. These savings were partially offset by higher incentive compensation expense for the nine months ended September 30, 2010, as a result of improved operating performance in certain markets and the impact of recent acquisitions.
     General and Administrative Expenses. General and administrative expenses decreased 5.3% to $30.8 million for the three months ended September 30, 2010 compared to the corresponding period in 2009. The decrease in general and administrative expenses was the result of reduced bad debt expense, which decreased $2.9 million for the three months ended September 30, 2010 compared to the corresponding period in 2009. Average full-time equivalent employees for the three months ended September 30, 2010 and 2009 were 515 and 523, respectively. General and administrative expenses were approximately 20% of revenues before reimbursements for the three months ended September 30, 2010 and 2009.
     General and administrative expenses decreased 10.5% to $90.3 million for the nine months ended September 30, 2010 compared to the corresponding period in 2009. The decrease in general and administrative expenses was the result of reduced bad debt expense and cost-saving initiatives which included lower discretionary spending, lower facility expenses as a result of our office consolidations and the benefit of headcount reductions enacted after the first quarter of 2009. Average full-time equivalent employees for the nine months ended September 30, 2010 and 2009 were 517 and 548, respectively. Bad debt expense decreased by $7.2 million for the nine months ended September 30, 2010 compared to the corresponding period in 2009 and represented approximately 1.5% and 2.9% of revenues before reimbursement for those periods, respectively. General and administrative expenses were approximately 20% and 21% of revenues before reimbursements for the nine months ended September 30, 2010 and 2009, respectively, reflecting the cost-saving initiatives discussed above.
     Generally, the reduction in bad debt expense reflected improved aging of our accounts receivable and the negative impact of the financial crisis on our receivables in the first nine months of 2009. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.
     Other Operating Costs (Benefit) — Office Consolidation. During the three months ended September 30, 2010, we re-occupied one floor of the office space at one of our New York locations in connection with expanded business subsequent to our second quarter 2010 acquisition of Daylight. As a result, we reversed $1.5 million of the reserve for future rent obligation and recorded a benefit to other operating costs. In addition, we recorded a cost adjustment of $0.6 million to increase our reserves for future rent obligations for one of our abandoned Chicago office spaces as a result of poor sublease market conditions.
     During the three and nine months ended September 30, 2009, we recorded $1.0 million and $6.5 million, respectively for office closure-related costs. During the three months ended June 30, 2009, we vacated and relocated one of our New York offices, which resulted in a $3.6 million charge, and we reduced office space in other locations. The costs consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements in offices to be abandoned.

     Our liability for abandoned real estate included future rent obligations, net of contracted sublease and assumed sublease income. As of September 30, 2010, our liability for abandoned real estate recorded as other operating costs (benefit) was $4.9 million. In addition, we had a liability for abandoned real estate of $1.9 million which was recorded in connection with prior period acquisitions. In determining our liabilities for office consolidation costs at September 30, 2010, we estimated future sublease proceeds based on market conditions of $2.4 million on two properties for which we do not have a contracted subtenant throughout the remaining lease terms.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. Of the $6.8 million liability recorded at September 30, 2010, we expect to pay $2.6 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value and are not allocated to our business segments.
     Depreciation Expense. Depreciation expense decreased 18.9% and 18.3% for the three and nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009, due primarily to reduced depreciation expense on leasehold improvements resulting, in part, from office consolidation efforts.
     Amortization Expense. Amortization expense increased 3.7% for the three months ended September 30, 2010 compared to the corresponding period in 2009 due primarily to the Summit Blue and Daylight acquisitions. Amortization expense decreased 11.3% for the nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009, due primarily to the passage of time for certain intangible assets, partially offset by amortization relating to our 2009 and 2010 acquisitions.
     Interest Expense. Interest expense decreased 51.3% and 24.3% for the three and nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The decreases related primarily to the expiration of an unfavorable interest rate swap effective June 30, 2010 and lower average borrowing balances under our credit agreement and our term loan. In January 2010, using our excess cash, we made an unscheduled repayment on our term loan of $40.0 million. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 2.8% and 5.6% for the three months ended September 30, 2010 and 2009, respectively, and 5.0% and 5.5% for the nine months ended September 30, 2010 and 2009, respectively.
     Income Tax Expense. The effective income tax rate for the three months ended September 30, 2010 and 2009 was 29.5% and 41.0%, respectively, and 38.4% and 42.1% for the nine months ended September 30, 2010 and 2009, respectively. The rate decreased during the three months ended September 30, 2010 due to the deemed liquidation of certain foreign entities, as allowed under an election made for U.S. tax purposes, which resulted in the intercompany debt obligations held by these foreign entities to be considered uncollectible. The election was made in connection with certain operating changes in these entities and resulted in a non-recurring deduction, for U.S. tax purposes, of $4.5 million. The non-recurring tax benefit associated with this event was $1.8 million for the three months ended September 30, 2010. The foreign entities that made the election will be treated, for U.S. tax purposes only, as single member limited liability companies and their resulting net income or loss will be reported on the consolidated U.S. income tax return. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates.
Segment Results
     Our business is organized in four reportable segments — Dispute and Investigative Services, Business Consulting Services, International Consulting and Economic Consulting. These reportable segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation.
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
Dispute and Investigative Services

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$64,997	$69,260	(6.2)	$188,072	$211,287	(11.0)
Total revenues (in 000’s)	71,279	76,010	(6.2)	203,040	230,264	(11.8)
Segment operating profit (in 000’s)	26,738	30,025	(10.9)	73,731	86,628	(14.9)
Segment operating profit margin	41.1%	43.4%	(5.3)	39.2%	41.0%	(4.4)
Average FTE consultants	627	716	(12.4)	639	763	(16.3)
Average utilization rates based on 1,850 hours	72%	74%	(2.7)	72%	73%	(1.4)
Bill rate	$296	$280	5.7	$297	$277	7.2
     Revenues before reimbursements for this segment decreased 6.2% during the three months ended September 30, 2010 compared to the corresponding period in 2009. The decrease reflected the 12.4% decrease in average full-time equivalent consultants, as a result of our response to the continued lower demand throughout 2009 as well as higher than normal voluntary attrition partially offset by the impact of recent acquisitions. Utilization decreased 2.7% mainly due to lower demand in the construction disputes and consulting markets. Bill rates increased 5.7% for the three months ended September 30, 2010 compared to the corresponding period in 2009. The increase was a result of change in consultant and business mix with higher billable rates. The decrease in revenue was partially offset by the acquisition of Daylight on May 14, 2010. Including the impact of the Daylight acquisition on a pro forma basis, revenues before reimbursements would have decreased 11.0%. Operating profit decreased $3.3 million and segment operating profit margin decreased 2.3 percentage points, primarily as result of lower utilization.

     Revenues before reimbursements for this segment decreased 11.0% during the nine months ended September 30, 2010 compared to the corresponding period in 2009. The decrease reflects the 16.3% decrease in average full-time equivalent consultants, as discussed above. Utilization decreased 1.4% mainly due to lower demand in the construction market. Bill rates increased 7.2% for the nine months ended September 30, 2010 compared to the corresponding period in 2009. The increase was a result of change in consultant and business mix with higher billable rates. The decrease in revenue was partially offset by the acquisition during 2010 of Daylight. Including the impact of the Daylight acquisition on a pro forma basis, revenues before reimbursements would have decreased 13.0%. Segment operating profit decreased $12.9 million and segment operating profit margin decreased 1.8 percentage points, primarily as result of lower utilization and higher incentive compensation.
Business Consulting Services

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$58,406	$58,749	(0.6)	$179,235	$183,538	(2.3)
Total revenues (in 000’s)	68,894	65,450	5.3	206,900	202,359	2.2
Segment operating profit (in 000’s)	19,817	21,763	(8.9)	61,982	65,547	(5.4)
Segment operating profit margin	33.9%	37.0%	(8.4)	34.6%	35.7%	(3.1)
Average FTE consultants	703	699	0.6	703	746	(5.8)
Average utilization rates based on 1,850 hours	79%	79%	—	80%	77%	3.9
Bill rate	$219	$215	1.9	$234	$214	9.3
     Revenues before reimbursements for this segment decreased 0.6% during the three months ended September 30, 2010 compared to the corresponding period in 2009. Utilization was unchanged, reflecting the increase in demand in our other business consulting services and a slight increase in the healthcare area, despite delays in client decision making, offset by a decrease in utilization for our energy practice. Overall, average full-time equivalent consultants remained relatively flat, however, was impacted by a decrease due to our response to lower demand throughout 2009 and the redeployment of some of our consulting resources which were offset by our acquisition of Summit Blue on December 31, 2009 which added approximately 60 consultants. Including Summit Blue on a pro forma basis, revenue before reimbursements would have decreased 5.6%. Bill rates increased 1.9% mainly due to the increased demand and modest bill rate increases in our healthcare practice which was partially offset by an increase in projects with higher utilization at lower rates in our energy practice. The healthcare and energy business revenue before reimbursements as a percentage of the segment revenue before reimbursements represented 76.0% and 69.2% for the three months ended September 30, 2010 and 2009, respectively. Reimbursement revenue was up 56.5% for the three months ended September 30, 2010 compared to the corresponding period in 2009 due to the higher use of independent specialized contractors mainly relating to our Summit Blue acquisition. Segment operating profit decreased $1.9 million and segment operating profit margin decreased 3.1 percentage points for the three months ended September 30, 2010 compared to the corresponding period in 2009. Segment operating profit margin decreased due to higher performance fees mentioned above partially offset by higher cost of services, including higher incentive compensation expense.
     Revenues before reimbursements for this segment decreased 2.3% during the nine months ended September 30, 2010 compared to the corresponding period in 2009. The decline reflected the decrease in average full-time equivalent consultants of 5.8%, including the impact of recent acquisitions. Utilization increased 3.9%, reflecting the increase in demand in the healthcare and other business services as discussed above and the redeployment of some of our consulting resources at the end of 2009. The decrease in revenues before reimbursements was partially offset by the Summit Blue acquisition and increased bill rates. Including Summit Blue on a pro forma basis, revenue before reimbursements would have decreased 7.2%. The healthcare and energy business revenue before reimbursements as a percentage of the segment revenue before reimbursements represented 73.5% and 65.3% for the nine months ended September 30, 2010 and 2009, respectively. Reimbursement revenue was up 47.0% for the nine months ended September 30, 2010 compared to the corresponding period in 2009 due to the higher use of independent specialized contractors mainly relating to our Summit Blue acquisition. Segment operating profit decreased $3.6 million and segment operating profit margin decreased by 1.1 percentage points for the nine months ended September 30, 2010 compared to the corresponding period in 2009. Segment operating profit margin decreased partly due to higher incentive compensation offset by lower cost of services, which included $0.5 million and $2.5 million in severance costs for the nine months ended September 30, 2010 and 2009, respectively.
International Consulting

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$13,231	$17,266	(23.4)	$43,860	$48,849	(10.2)
Total revenues (in 000’s)	16,443	21,279	(22.7)	55,318	57,832	(4.3)
Segment operating profit (in 000’s)	1,680	4,793	(64.9)	9,083	13,375	(32.1)
Segment operating profit margin	12.7%	27.8%	(54.3)	20.7%	27.4%	(24.5)
Average FTE consultants	189	215	(12.1)	200	225	(11.1)
Average utilization rates based on 1,850 hours	54%	68%	(20.6)	59%	66%	(10.6)
Bill rate	$280	$259	8.1	$265	$242	9.5
     Revenues before reimbursements for this segment decreased 23.4% during the three months ended September 30, 2010 compared to the corresponding period in 2009. Unfavorable foreign currency impact contributed $1.0 million, or 6%, of the decrease. Average full-time equivalent consultants decreased 12.1% for the three months ended September 30, 2010 compared to the corresponding period in 2009. The decrease in average full-time equivalent consultants was due in part to voluntary attrition as a result of aggressive recruiting from local competitors mainly in the financial services area, as well as planned reductions in response to lower demand in the construction dispute and public services area. During the three months ended September 30, 2010, we were negatively impacted by the removal of a number of strategic programs and reductions to public spending in the UK as a result of recent changes in the government. In addition, several of our long-term consulting engagements were concluded or reduced during that period. We expect that additional demand opportunities will develop in the public sector; however, we made efforts to respond to these market changes during the three months ended September 30, 2010, including staffing reductions to adjust to market demand that resulted in $0.7 million of severance expense. Utilization decreased significantly for the three months ended September 30, 2010 compared to the corresponding period in 2009. Bill rates increased 8.1% for the same period due to a change in business mix and an effort to increase bill rates in 2010. Segment operating profit decreased $3.1 million and segment operating profit margin declined 15.1 percentage points for the three months ended September 30, 2010 compared to the corresponding period in 2009, primarily related to the decrease in utilization and increased severance expense.
     Revenues before reimbursements for this segment decreased 10.2% during the nine months ended September 30, 2010 compared to the corresponding period in 2009. Average full-time equivalent consultants decreased 11.1% for the nine months ended September 30, 2010 compared to the corresponding period in 2009 and utilization decreased 10.6% for the nine months ended September 30, 2010 compared to the corresponding period in 2009. Those decreases were primarily a result of the results for the three months ended September 2010 discussed above. Bill rates increased 9.5%. Segment operating profit decreased $4.3 million and segment operating profit margin declined 6.7 percentage points for the nine months ended September 30, 2010 compared to the corresponding period in 2009, primarily related to lower utilization.

Economic Consulting

			2010 over			2010 over
			2009			2009
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009	Percentage	2010	2009	Percentage
Revenues before reimbursements (in 000’s)	$16,588	$13,878	19.5	$50,542	$40,023	26.3
Total revenues (in 000’s)	18,231	14,624	24.7	55,462	42,826	29.5
Segment operating profit (in 000’s)	5,585	5,239	6.6	18,154	14,771	22.9
Segment operating profit margin	33.7%	37.8%	(10.8)	35.9%	36.9%	(2.7)
Average FTE consultants	136	104	30.8	123	101	21.8
Average utilization rates based on 1,850 hours	69%	81%	(14.8)	78%	84%	(7.1)
Bill rate	$375	$347	8.1	$375	$345	8.7
     Revenues before reimbursements for this segment increased 19.5% during the three months ended September 30, 2010 compared to the corresponding period in 2009. The increase was partially due to incremental revenue and average full-time equivalent consultants associated with the January 2010 acquisition of Empiris. Including the impact of the Empiris acquisition on a pro forma basis, revenues before reimbursements would have increased 7.3%. Additionally, the increase resulted from an 8.1% increase in bill rate reflecting annual bill rate increases implemented January 1, 2010, partially offset by a 14.8% decrease in utilization. This decrease in utilization was mainly a result of the wind-down of several large engagements. Segment operating profit remained relatively flat while segment operating profit margin decreased 4.1 percentage points for the three months ended September 30, 2010 compared to the corresponding period in 2009, which was partially attributable to the lower utilization.
     Revenues before reimbursements for this segment increased 26.3% during the nine months ended September 30, 2010 compared to the corresponding period in 2009. The increase was partially due to incremental revenue and average full-time equivalent consultants associated with the January 2010 acquisition of Empiris. Including the impact of the Empiris acquisition on a pro forma basis, revenues before reimbursements would have increased 13.8%. Additionally, the increase resulted from an 8.7% increase in bill rate, reflecting annual bill rate increases implemented January 1, 2010, partially offset by a 7.1% decrease in utilization. Segment operating profit increased $3.4 million and segment operating profit margin decreased 1.0 percentage point for the nine months ended September 30, 2010 compared to the corresponding period in 2009.
2010 Outlook
     Our 2010 financial performance was generally consistent across the past three quarters. Although the second half acceleration that we were expecting has not materialized, we have successfully made investments in both senior hires and acquisitions in our targeted growth practices. Although we are not immune to shifting economic conditions and their influences, we believe that our enhanced capabilities and increased scale in disputes, economics, healthcare and energy will drive improved financial performance. Additionally, our future financial results may be impacted by acquisitions and redeployments of non-strategic service lines, among other things.

Liquidity and Capital Resources
Summary
     We had $5.4 million in cash and cash equivalents at September 30, 2010, compared to $49.1 million at December 31, 2009. Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.
     Net debt levels (total debt less cash on hand) increased approximately $23.8 million from December 31, 2009 due to higher growth related investments. Acquisition investment totaled $33.9 million of investing cash flow for the nine months ended September 30, 2010, while senior talent related recruiting investments included in operating cash flows increased by approximately $19.2 million. In January 2010, we used $40.0 million in excess cash to prepay a portion of our term loan borrowings. Further, offsetting these outflows was lower capital expenditures. During the nine months ended September 30, 2010, leasehold improvement spending decreased while software and hardware related costs increased mainly due to the implementation of our ERP system.
     We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, we had DSO of 86 days at September 30, 2010, compared to 78 days at December 31, 2009 and 87 days at September 30, 2009.
Operating Activities
     Net cash provided by operating activities decreased to $14.1 million for the nine months ended September 30, 2010, compared to $23.2 million provided by operating activities for the nine months ended September 30, 2009. The change resulted from several factors including higher investment in signing incentives for 2010 hires and higher payments related to office consolidations, partially offset by increased net income.
Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2010 was $42.0 million, compared to $18.4 million for the nine months ended September 30, 2009. The increase in the use of cash resulted primarily from our 2010 acquisitions offset by lower capital spending on property and equipment expenditures during the nine months ended September 30, 2010 compared to the corresponding period in 2009, which was mainly related to leasehold improvements for our New York office location.
Financing Activities
     Net cash used in financing activities for the nine months ended September 30, 2010 was $16.0 million compared to net cash used in financing activities of $14.5 million for the nine months ended September 30, 2009. The increase was primarily attributable to our use of excess cash to make a repayment of $40.0 million on our term loan facility offset by borrowings under our line of credit to fund our 2010 acquisitions.
Debt, Commitments and Capital
     As of September 30, 2010, we maintained a multi-bank borrowing credit agreement consisting of a $275.0 million revolving credit facility which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including US Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of September 30, 2010, we had aggregate borrowings of $199.4 million, compared to $219.4 million as of December 31, 2009. Based on our financial covenant restrictions under our credit facility as of September 30, 2010, a maximum of approximately $90.0 million would be available in additional borrowings under our credit facility. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis. At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of September 30, 2010, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of September 30, 2010, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 2.8% and 5.0% for the three and nine months ended September 30, 2010, respectively, compared to 5.6% and 5.5% for the corresponding periods in 2009.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2010, under the definitions in the credit agreement, our consolidated leverage ratio was 2.33 and our consolidated fixed charge coverage ratio was 3.81. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of September 30, 2010 and December 31, 2009; however there can be no assurances that we will remain in compliance in the future.
     As of September 30, 2010, we had total commitments of $341.7 million, which included $21.7 million in deferred business acquisition obligations, payable in cash and common stock, software license agreement commitments of $1.0 million, and $119.6 million in lease commitments. As of September 30, 2010, we had no significant commitments for capital expenditures.
     The following table shows the components of significant commitments as of September 30, 2010 and the scheduled years of payments (shown in thousands):

		From October 1,
		to
		December 31,
Contractual Obligations	Total	2010	2011 to 2012	2013 to 2014	Thereafter
Deferred purchase price obligations	$21,736	$2,732	$18,105	$899	$—
Software license agreements	984	480	504	—	—
Revolving loan	25,515	—	25,515	—	—
Term loan	173,855	4,599	169,256	—	—
Lease commitments	119,582	6,879	46,163	31,040	35,500

	$341,672	$14,690	$259,543	$31,939	$35,500

     Of the $259.5 million of commitments in 2011 and 2012, reflected in the table above, $18.4 million relates to term loan payments payable in 2011.
     During 2007, we began to eliminate duplicate facilities and consolidate and close certain offices. Of the $119.6 million of lease commitments as of September 30, 2010, $16.0 million of such lease commitments related to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. As of September 30, 2010, we have contractual sublease income of $7.7 million, which is not reflected in the table above. Such sublease income would offset the cash outlays. Additionally, we intend to secure subtenants for the other properties available for sublease to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. The lease commitments for these offices extend through 2020.
     On October 4, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. EthosPartners will be integrated into our Business Consulting Services segment as an additional investment in our healthcare operating segment. We paid $28.0 million in cash, and issued $2.0 million in restricted stock at closing and $7.0 million in deferred cash payments. In addition, EthosPartners can earn up to a total of $8.0 million of additional cash payments based on the business achieving certain performance targets during each of the three years after closing. The purchase price paid in cash at closing was funded using our cash from operations.

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
Recently Issued Standards
     In March 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for fiscal years beginning on or after June 15, 2010; however, earlier adoption is permitted. We are currently evaluating the impact this adoption will have on our statements of financial position, results of operations or cash flow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risks relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit agreement and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.
     As of September 30, 2010, borrowings under our credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fixed $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010 through May 31, 2012. In March 2010, we entered into two interest rate swap agreements of equal amounts with two different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.45% beginning July 1, 2010 through May 31, 2012. On September 30, 2010 our $165 million notional amount interest rate swap matured. As of June 30, 2010, our interest rate swaps effectively fixed our LIBOR base rate on $90.0 million of our debt. Based on borrowings under the credit agreement at September 30, 2010 and after giving effect to the impact of our interest rate swap agreement, our interest rate exposure is limited to $109.4 million of debt, and each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense.
     At September 30, 2010, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.
     We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2010, we had net assets of approximately $87.1 million with a functional currency of the UK Pounds Sterling and $29.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At September 30, 2010, we had net assets denominated in the non-functional currency of approximately $2.5 million. As such, a ten percent change in the value of the local currency would result in $0.3 million currency gain or loss in our results of operations.
Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
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
     Except as described below, during the nine months ended September 30, 2010, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).
     We are in the process of implementing a new ERP system. The first phase of the implementation was completed during the third quarter of 2010 and included implementing new modules related to our general ledger, accounts payable and human capital systems. During the period, legacy operating and financial information was migrated to the new ERP system, which resulted in the modification of certain controls, procedures and processes. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We also conduct extensive post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting, and the company has not experienced any significant internal control issues in connection with the implementation or operation of the new ERP system. We plan to continue to replace our legacy systems with the new ERP system functionality over the next several years.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are party to various other lawsuits and claims in the ordinary course of business. While the outcome of those lawsuits or claims cannot be predicted with certainty, we do not believe that any of those lawsuits or claims will have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 6. Exhibits
     The following exhibits are filed with the Form 10-Q:
Exhibit 31.1 — Rule 13a—14(a) Certification of the Chairman and Chief Executive Officer.
Exhibit 31.2 — Rule 13a—14(a) Certification of the Executive Vice President and Chief Financial Officer.
Exhibit 32.1 — Section 1350 Certification
Exhibit 101* — Interactive Data File

*	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: October 29, 2010