Form 10-K
period 2010-12-31
NAVIGANT CONSULTING INC
filed 2011-02-18
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of February 14, 2011, approximately 51.6 million shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of the registrant’s common stock held by non-affiliates, based upon the closing sale price per share of the common stock on the New York Stock Exchange on June 30, 2010, was approximately $519.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held on April 25, 2011, is incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2010.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART 1

Statements included in this report and its exhibits which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in Item 1A — Risk Factors and in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of the forward-looking statements contained in this report.

Item 1.	Business.

Navigant Consulting, Inc. (referred to throughout this document as “we”, “us” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Professional services include dispute, investigative, economic, operational, risk management and financial and risk advisory solutions. We are not a certified public accounting firm and do not provide audit, attest, or public accounting services.

We are a Delaware corporation incorporated in 1996 and headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI”.

Overview

We market our services directly to corporate counsel, law firms, governmental entities, corporate boards, corporate executives and special committees. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. New engagements are sought and won by our senior and mid-level consultants working together with our business development team that supports all segments. Our future performance will continue to depend upon the ability of our consultants to win new engagements as well as our ability to retain such consultants.

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

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings; the vast majority of our health care practice utilizes fixed billing arrangements. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenue from business referral fees or commissions on certain contractual outcomes. These revenues may cause unusual variations in quarterly revenues and operating results.

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, amortization of signing and retention incentive payments, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office-related expenses primarily consist of rent for our offices. Other administrative costs include bad debt expense, marketing, technology, finance and human capital management.

Service Offerings

We provide wide and varied service offerings to our broad client base. We consider the following to be our key professional services: dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions.

Industry Sectors

We provide services to and focus on industries undergoing substantial regulatory or structural change. Our service offerings are relevant to most industries including the public sector. However, we have significant industry-specific knowledge and a large client base in the legal, construction, energy, financial services and healthcare industries.

General Development of Business

Since our inception, we have grown through the recruitment of new employees combined with acquisition investments of selective firms that are complementary to our businesses. During 2010, we added dispute and investigative resources with the acquisition of Daylight Forensic & Advisory LLC and expanded our healthcare consulting capabilities with the acquisition of EthosPartners Healthcare Management Group, Inc. Also during 2010, we added significant senior talent that resulted from focused hiring initiatives in key practice areas. In recent years, we acquired Chicago Partners, L.L.C. which formed the basis of our Economic Consulting segment and also acquired several businesses to expand our international presence in Canada and the United Kingdom. (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions for further discussion of acquisitions made during the past three years.)

Financial Information about Business Segments

Our business is organized in four reporting segments — Dispute and Investigative Services, Business Consulting Services, International Consulting, and Economic Consulting. The Economic Consulting segment was added in 2008 in connection with our acquisition of Chicago Partners (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions). These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation. Our business is managed and resources are allocated on the basis of the six operating segments.

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, governmental entities and law firms. Beginning as of the first quarter of 2010, the reporting segment has been comprised of three operating segments, Energy, Healthcare and Other Business Consulting. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets. Other Business Consulting operating segment provides operations advisory, valuation and restructuring services to clients in the financial services and other markets.

The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite and corporate management, governmental entities and law firms.

The Economic Consulting reporting segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and governmental agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation and securities litigation.

The segment revenues before reimbursements, segment total revenues and segment operating profit (together with a reconciliation to income before income tax expense) for the last three years are included in Note 4 — Segment Information to the notes to our consolidated financial statements. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenue less cost of services excluding long-term compensation expense related to consulting personnel. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

The relative percentages of revenues attributable to each segment were as follows:

	For the Year Ended
	December 31,
	2010	2009	2008

Dispute and Investigative Services	38.9%	42.8%	43.9%
Business Consulting Services	40.5%	38.1%	40.7%
International Consulting	10.1%	11.3%	10.8%
Economic Consulting	10.5%	7.8%	4.6%

The relative percentages of segment operating profit attributable to each segment were as follows:

	For the Year Ended
	December 31,
	2010	2009	2008

Dispute and Investigative Services	45.1%	48.7%	48.6%
Business Consulting Services	39.2%	36.5%	39.0%
International Consulting	5.0%	6.9%	7.6%
Economic Consulting	10.7%	7.9%	4.8%

Segment Operating Profit as a percentage of segment revenues before reimbursements was as follows:

	For the Year Ended December 31,
	2010	2009	2008

Dispute and Investigative Services	38.7%	40.7%	44.3%
Business Consulting Services	34.2%	34.9%	39.7%
International Consulting	18.9%	24.2%	29.5%
Economic Consulting	34.3%	35.3%	39.5%

Total segment operating profit	34.6%	36.3%	40.7%

Total assets by segment were as follows (in thousands):

	December 31,
	2010	2009

Dispute and Investigative Services	$343,531	$304,824
Business Consulting Services	263,465	212,872
International Consulting	69,539	86,804
Economic Consulting	86,719	74,561
Unallocated assets	105,781	141,184

Total assets	$869,035	$820,245

Unallocated assets primarily consist of cash, prepaid and other assets, deferred income tax assets and property and equipment.

Human Capital Resources

As of December 31, 2010, we had 2,420 employees, which represented 2,359 full time equivalent (FTE) employees, which are total employees adjusted for part-time status. These FTE employees were comprised of 1,779 consultants, 52 project employees and 528 non-billable employees. Our revenues are primarily generated from services performed by our consultants; therefore, success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts to recruit professionals with significant subject matter expertise and/or consulting experience. Consultants are drawn from the industries we serve, from accounting and other consulting organizations, and from top rated colleges and universities. We try to retain our consultants by offering competitive packages of base and incentive compensation, equity ownership, attractive benefits and rewarding careers. We regularly evaluate consultant resource levels and utilization against future demand expectations and historical trends. We may reduce resources in certain areas in an effort to align with changing demands.

Independent contractors supplement our consultants on certain engagements. We find that hiring independent contractors on a per-engagement basis from time to time allows us to adjust staffing in response to changes in demand for our services.

In addition to the employees and independent contractors discussed above, we have acquired and seek to acquire select consulting businesses to add highly skilled professionals, to enhance our service offerings and to expand our geographical footprint. We believe that the strategy of selectively acquiring consulting businesses and consulting capabilities strengthens our platform, market share and overall operating results.

In connection with recruiting activities and business acquisitions, our general policy is to obtain non-solicitation covenants from senior and some mid-level consultants. Most of these covenants have restrictions that extend 12 months beyond the termination of employment. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to safeguard our existing clients, staff and projects.

We continually review and adjust, if needed, our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry, is consistent with our performance, and provides us with the ability to achieve target profitability levels.

Our bill rates or fees to clients are tiered in accordance with the experience, and levels of the consulting staff. We monitor and adjust those bill rates according to then-current market conditions for our service offerings and within the various industries we serve.

Competition

The market for consulting services is highly competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as global accounting firms, and other local, regional, national and international consulting firms. Many of these companies are international in scope and have larger teams of personnel, financial, technical and marketing resources than we do. However, we believe that our independence, experience, reputation, industry focus, and broad range of professional services enable us to compete effectively in the consulting marketplace.

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 23%, 20% and 21% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues earned from our top 10 clients amounted to 16%, 14% and 14% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. No single client accounted for more than 5% of our total revenues for any of the years ended December 31, 2010, 2009 and 2008. The mix of our largest clients may change from year to year. Some of our top clients, such as certain law firms, are representatives of other organizations and those clients may change from year to year.

Non-U.S. Operations

We have offices in the United Kingdom, Canada, Hong Kong, and Dubai. In addition, we have clients based in the United States that have international operations. The United Kingdom accounted for 10%, 11% and 12% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. No country, other than the United States and the United Kingdom, accounted for more than 10% of our total revenues in any of the three years ended December 31, 2010, 2009 and 2008. Our non-U.S. subsidiaries, in the aggregate, represented approximately 13%, or $94.3 million, of our total revenues in 2010 compared to 16%, or $114.6 million, in 2009 and 17%, or $134.0 million, in 2008.

Available Information

We maintain a corporate website at www.navigantconsulting.com. The content of our website is not incorporated by reference into this report or any other reports we file with, or furnish to, the SEC.

Investors can obtain access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through our website free of charge (as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC) by going to the Investor Relations section of our website (www.navigantconsulting.com/investor—relations) and searching under “SEC Filings.” These materials are also available in printed form free of charge upon request. Requests should be submitted to: Navigant Consulting, Inc., 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606, Attention: Investor Relations.

Item 1A.	Risk Factors.

In addition to other information contained in this report and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating us and our business. These factors could have a significant impact on our business, operating results and financial condition.

Our results of operations could be adversely affected by disruptions in the marketplace caused by economic and political conditions.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain services obsolete, all of which could have a material adverse effect on our business, results of operations and financial condition. Changes in global economic conditions or the regulatory or legislative landscape could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Although we have implemented ongoing cost management measures, if we are unable to appropriately manage costs or if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected. Additionally, significant economic turmoil or financial market disruptions could have a material adverse effect on us. These events could also adversely impact the availability of financing to our clients and therefore adversely impact our ability to collect amounts due from such clients or cause them to terminate their contracts with us.

We cannot be assured that we will have access to sufficient sources of capital to meet our working capital needs, to consummate future acquisitions or to repay amounts owed under our long term credit arrangements.

We maintain a $500.0 million unsecured credit agreement, consisting of a $225.0 million unsecured term loan facility and a $275.0 million revolving line of credit, to assist in funding our short-term working capital and long-term cash requirements. As of December 31, 2010, we had $203.0 million in borrowings outstanding under this agreement. Our current credit facility may not be sufficient to meet the future needs of our business, particularly if a decline in our financial performance occurs. If we are unable to otherwise increase our operating cash flows, there can be no assurance that we will be able to raise additional capital or obtain debt financing to consummate future acquisitions or to otherwise meet our working capital needs. Furthermore, if our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments to us, our financial position and operating cash flows would be adversely impacted. Lastly, certain financial institutions that are lenders under our credit facility could be adversely impacted by the depressed economy and therefore unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

Our credit agreement expires in May 2012; however, we are currently considering entering into a new credit agreement during 2011. Based on current market conditions, we expect that borrowing under any new credit facility would reflect a higher cost of borrowing than our current borrowings. Additionally, our borrowings under our current credit facility tend to be higher during the first half of the year to fund our annual bonus payments and general working capital requirements, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2010 levels. There can be no assurance that we will be able to renegotiate the term of our current credit agreement when it comes due or enter into a new credit agreement. Furthermore, the factors described above or other factors could increase our borrowing costs and impact the availability of capital to us in future periods.

We have a significant amount of indebtedness. Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring, among other things, certain levels of interest and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants as of December 31, 2010, there can be no assurance that we will remain in compliance in the future. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

Our business could be impacted by competition and regulatory and legislative changes.

The market for consulting services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the global accounting firms, and other local, regional, national, and international consulting firms. Many of these companies are global in scope and have larger teams of personnel, financial, technical, and marketing resources than we do. Some may have lower overhead and other costs and can compete through lower cost service offerings. There is also a risk that downward pressure on pricing may impact our profitability. Many of our clients operate in highly regulated industries such as healthcare, energy, financial services and insurance. Regulatory and legislative changes in these industries could impact the market for our service offerings, including potentially rendering certain of our service offerings obsolete. In addition, regulatory and legislative changes could impact the competition for consulting services. These changes could either increase or decrease our competitive position.

Our business has low barriers to entry making it easy for professionals to start their own business or work independently. In addition, it is relatively easy for professionals to change employers. If we cannot compete effectively, or if the costs of competing, including the cost of retaining and hiring professionals, become too expensive our revenue growth and profitability could be negatively impacted.

Our inability to hire and retain an appropriate level of skilled professionals could have an adverse effect on our ability to meet client needs and the success of our business.

Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense. Our inability to hire, retain and motivate adequate numbers of consultants, senior practitioners and executives, or the loss of a significant number of our employees, could have an adverse effect on our ability to meet client needs and to successfully run our business. In particular, we rely heavily on a group of senior executives and senior practitioners and retaining their services is important to our future success. If any of these individuals leave and we cannot quickly find suitable candidates to replace them, it could adversely impact our ability to manage our business. Further, limitations on available equity and any significant volatility or sustained decline in our stock price could impair our ability to use equity-based compensation to attract, retain and motivate professionals. Compensation and retention related issues are a continuing challenge, and our failure to realize the expected financial returns from our recruiting investments could negatively impact our results of operations, including our revenues, growth and profitability.

Our profitability will suffer if we are not able to maintain current pricing and utilization rates.

Our revenues, and in turn our profitability, is largely based on the bill rates charged to clients and the number of hours our professionals work on client engagements, which we define as the “utilization” of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals, our revenues, project profit margins and profitability may suffer. Bill rates and utilization rates are affected by a number of factors, including:

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

Additionally, the profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

Our client engagements are generally short term in nature, less than one year, and may be terminated without penalty. These engagements are also frequently event-driven and therefore difficult to forecast. As a result, our inability to attract business from new or existing clients could have a material adverse effect on our results of operations.

We might not meet our current or future commitments if we do not continually secure new engagements.

Many of our client engagement agreements can be terminated by our clients with little or no notice and without penalty. For example, in engagements related to litigation, if the litigation is settled, our engagement for those services usually is no longer necessary and is promptly terminated. Some of our work involves multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. Our engagements are usually relatively short term in comparison to our office-related expenses and other infrastructure commitments.

In the past, we have derived significant revenues from events as inherently unpredictable as the California energy crisis, the Sarbanes-Oxley Act of 2002, healthcare reform, the credit crisis and significant natural disasters including major hurricanes and earthquakes. Those events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for the challenges they face. These factors limit our ability to predict future revenues and make corresponding adjustments to our professional staffing levels, which in turn could impact our results of operations.

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

We increasingly encounter professional conflicts of interest.

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

We have offices in the United Kingdom, Canada, Hong Kong and Dubai and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including:

•	Cultural and language differences;

•	Employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that adversely affect our financial position and operating results;

•	Burdensome regulatory requirements and other barriers to conducting business;

•	Managing the risks associated with engagements performed by employees and independent contractors with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act;

•	Greater difficulties in managing and staffing foreign operations, including in high risk geographies;

•	Successful entry and execution in new markets;

•	Restrictions on the repatriation of earnings; and

•	Potentially adverse tax consequences, such as trapped foreign losses.

If we are not able to successfully mitigate the special risks associated with our new international markets, our business prospects and results of operations could be negatively impacted.

Our work with governmental clients has inherent risks related to the governmental contracting process.

We work for various United States and foreign governmental entities and agencies. These projects have risks that include, but are not limited to, the following:

•	Governmental entities reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to governmental contracts. If the government finds that the costs are not reimbursable, then we will not be allowed to bill for them or the cost must be refunded to the government if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for work and affect future margins.

•	If a governmental client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of the adequacy of such controls.

•	Governmental contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our governmental contracts, regardless of whether it is accurate, may further damage our business by affecting our ability to compete for new contracts.

The impact of any of the occurrences or conditions described above could affect not only our relationship with the particular governmental agency involved, but also other agencies of the same or other governmental entities. Depending on the size of the project or the magnitude of the potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business or results of operations.

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

The increased scale and complexity of our businesses may require additional information technology systems that we may not be able to implement in a cost effective and timely manner. The challenges of achieving and managing sustained growth may cause strain on our management team, management processes and information technology systems. If we are unsuccessful in meeting these challenges, this may impair our financial results, competitive position and ability to retain our professionals.

We may be exposed to potential risks if we are unable to achieve and maintain effective internal controls.

If we fail to achieve and maintain adequate internal control over financial reporting or fail to implement necessary new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may fail to meet our public reporting requirements on a timely basis, or be unable to adequately report on our business and our results of operations. Nevertheless, even with adequate controls, we may not prevent or detect all misstatements or fraud. Also, controls that are currently adequate may in the future become inadequate because of changes in conditions. The degree of compliance with our policies or procedures may deteriorate. This could have a material adverse effect on the market price of our stock.

Acquired businesses may not achieve expected results which could adversely affect our financial performance.

We have developed our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to goodwill and intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to our current businesses. Additionally, certain senior practitioners, as sellers of the acquired businesses, are bound by non-competition covenants that expire after a specific amount of time from the date of acquisition. When the covenants expire, our ability to retain these senior practitioners could significantly impact the acquired businesses. Any failure to successfully integrate acquired businesses and retain personnel could cause the acquired businesses to fail to achieve expected results, which would in turn, adversely affect our financial performance, including possible impairment of the acquired assets. Additionally, the financing of acquisitions through cash, borrowings or common stock could also impair liquidity or cause significant stock dilution.

Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a significant portion of our assets. Under generally accepted accounting principles, we are required to perform an impairment test on our goodwill and long-lived intangible assets at least annually or more frequently whenever events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. For example, during the year ended December 31, 2010, we recorded an impairment charge of $7.3 million related to certain customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. If the fair market value of one of our businesses or other long term assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of the businesses requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our businesses, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. At December 31, 2010, we had goodwill of $561.0 million and net intangible assets of $23.2 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 5 — Goodwill and Intangible Assets to the notes to our consolidated financial statements.

We are subject to unpredictable risks of litigation.

Although we seek to avoid litigation whenever possible, from time to time we are party to various lawsuits and claims in the ordinary course of business. Disputes may arise, for example, from client engagements, employment issues, regulatory actions, business acquisitions, real estate and other commercial transactions. There can be no assurances that any lawsuits or claims will be immaterial in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We have approximately 55 operating leases for office facilities, principally in the United States. Due to acquisitions and growth, we often times have more than one operating lease in the cities in which we have offices. Our office space needs in certain geographic areas may change as our business expands or contracts in those areas. We believe we will be able to adjust our property holdings as needed but we may incur office consolidation expenses associated with reductions in our office space. Following are our principal regional office locations:

United States:	Outside of the United States:

Atlanta, Georgia	China — Hong Kong
Chicago, Illinois	Canada — Toronto
Los Angeles, California	United Kingdom — London
New York, New York	UAE — Dubai
San Francisco, California
Washington, D.C.

Item 3.	Legal Proceedings.

We are not party to any legal proceedings, other than various lawsuits and claims in the ordinary course of business.

Executive Officers of the Registrant

The following are our executive officers as of February 18, 2011:

Name	Title	Age

William M. Goodyear	Chairman of the Board and Chief Executive Officer	62
Julie M. Howard	President and Chief Operating Officer	48
Thomas A. Nardi	Executive Vice President and Chief Financial Officer	56
Monica M. Weed	Vice President, General Counsel and Secretary	50

William M. Goodyear, 62, has served as our Chairman of the Board and Chief Executive Officer since May 2000. He has served as a director since December 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America Illinois and was President of Bank of America’s Global Private Bank. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank and BankAmerica Corporation. Mr. Goodyear is a trustee and member of the Executive Committee of the Board of Trustees for the Museum of Science and Industry and a member of the Board of Trustees of the University of Notre Dame and serves on the Rush University Medical Center Board, where he is Vice Chairman and a member of the Executive Committee and Chair of the Finance Committee. During the last five years, Mr. Goodyear was a trustee of Equity Office Properties Trust, where he chaired the Audit Committee, prior to the sale of the company in 2007. Mr. Goodyear received a Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and a Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame.

Julie M. Howard, 48, has served as our President since February 2006 and has served as our Chief Operating Officer since 2003. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions with several professional services firms. Ms. Howard currently serves on the board of directors of Unitrin Inc. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Thomas A. Nardi, 56, has served as our Executive Vice President and Chief Financial Officer since November 2008. Previously, Mr. Nardi served as President of Integrys Business Support, a wholly owned unit of Integrys Energy Group, a NYSE-listed public utility and energy company. From 2001 to 2007, he served as Executive Vice President and Chief Financial Officer for Peoples Energy. Prior to joining Peoples, Mr. Nardi spent 19 years at NICOR, one of the nation’s largest gas distribution utilities, where he held a variety of financial and strategic management roles including Corporate Controller and Treasurer. Mr. Nardi began his career in the audit practice of Arthur Andersen. Mr. Nardi received a degree in accounting from Western Illinois University and a Master’s degree in Business Administration from the University of Chicago.

Monica M. Weed, 50, has served as our Vice President, General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary, for Information Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal (now SNR Denton). Ms. Weed received a B.A. in Classics from Northwestern University, a J.D. from Northwestern University School of Law and an M.B.A. from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share.

	High	Low

2010
Fourth quarter	$12.31	$8.32
Third quarter	$11.63	$8.85
Second quarter	$13.46	$10.38
First quarter	$15.10	$11.57
2009
Fourth quarter	$15.46	$12.51
Third quarter	$14.24	$11.90
Second quarter	$14.71	$11.66
First quarter	$15.44	$11.07

Holders

As of February 14, 2011, there were 303 holders of record of our shares of common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2010 or December 31, 2009. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement limit our ability to pay dividends. Initiation of a dividend would require prior bank approval under the terms of our credit facility.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the peer group described below. The graph assumes that $100 was invested on December 31, 2005 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2010

	Navigant
	Consulting,	NYSE	Peer
Measurement Period	Inc.	Index	Group(a)
FYE 12/31/05	$100.00	$100.00	$100.00
FYE 12/31/06	89.90	120.65	114.71
FYE 12/31/07	62.18	131.66	122.26
FYE 12/31/08	72.18	80.13	91.66
FYE 12/31/09	67.60	103.02	93.16
FYE 12/31/10	41.86	117.06	108.56

Notes:

(a)	The Peer Group consists of the following companies: The Advisory Board Company, Corporate Executive Board, CRA International Inc. (formerly known as Charles River Associates, Inc.), Duff & Phelps Corporation, Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Huron Consulting Group Inc., ICF International, Inc., LECG Corporation, MAXIMUS, Inc., Resources Connection, Inc. and Tetra Tech, Inc. The Peer Group is weighted by market capitalization.

Issuance of Unregistered Securities

During the year ended December 31, 2010, we issued the following unregistered securities:

		Number of
	Type of	Shares in	Exemption		Assets
Date	Securities	Consideration(a)	Claimed(b)	Purchaser or “Recipient”	Purchased

April 30, 2010	Common Stock	453,220	Section 4(2)	Chicago Partners, L.L.C.	(c)
October 1, 2010	Common Stock	187,846	Section 4(2)	EthosPartners Healthcare Management Group, Inc.	(c)

(a)	Does not take into account additional cash or other consideration paid or payable by us as part of the transactions.

(b)	The shares of common stock were issued without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent deferred payment consideration to purchase substantially all of the assets of the recipient.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2010.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)

Equity compensation plans approved by security holders	1,039,787	$12.01	2,445,495
Equity compensation plans not approved by security holders(a)	57,300	$10.82	245,315

Total	1,097,087	$11.95	2,690,810

(a)	See Note 8 — Share-Based Compensation Expense to the notes to our consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock during the fourth quarter of the year ended December 31, 2010. On February 23, 2009, our board of directors authorized the repurchase of up to $100 million of shares of our common stock, in open market or private transactions, until December 31, 2011. As of the date of this report, we have not repurchased any shares of our common stock under that authorization.

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

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Revenues before reimbursements	$623,461	$636,748	$727,062	$681,238	$605,105
Reimbursements	80,199	70,491	83,578	85,820	76,640

Total revenues	703,660	707,239	810,640	767,058	681,745
Cost of services before reimbursable expenses	418,523	416,545	444,035	421,032	349,103
Reimbursable expenses	80,199	70,491	83,578	85,820	76,640

Total cost of services	498,722	487,036	527,613	506,852	425,743
General and administrative expenses	121,685	129,048	155,378	141,430	127,579
Depreciation expense	14,457	17,600	17,302	16,179	13,400
Amortization expense	12,368	13,014	16,386	17,494	9,959
Other operating costs (benefit):
Separation and severance costs	—	—	—	7,288	—
Office consolidation	(900)	8,810	5,207	6,750	—
Intangible assets impairment	7,307	—	—	—	—
Gain on sale of property	—	—	—	(2,201)	—
Litigation charge	—	—	—	—	7,400

Operating income	50,021	51,731	88,754	73,266	97,664
Interest expense	10,704	15,076	20,146	15,438	4,915
Interest income	(1,309)	(1,211)	(1,182)	(667)	(402)
Other income, net	(567)	(182)	(62)	(43)	(209)

Income before income taxes	41,193	38,048	69,852	58,538	93,360
Income tax expense	17,136	16,101	29,795	25,142	40,386

Net income	$24,057	$21,947	$40,057	$33,396	$52,974

Basic income per share	$0.49	$0.46	$0.86	$0.67	$1.00
Shares used in computing income per basic share	49,405	48,184	46,601	49,511	52,990
Diluted income per share	$0.48	$0.44	$0.83	$0.66	$0.97
Shares used in computing income per diluted share	50,447	49,795	48,285	50,757	54,703

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$1,981	$49,144	$23,134	$11,656	$11,745
Working capital	$63,906	$114,744	$97,988	$102,040	$70,503
Total assets	$869,035	$820,245	$792,393	$778,697	$652,358
Non-current liabilities	$252,735	$268,019	$296,076	$309,425	$36,040
Total stockholders’ equity	$460,721	$418,792	$365,758	$342,753	$486,576

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

Overview

We are an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Professional services include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to governmental agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

Our revenues, margins and profits have been and may continue to be impacted by a significant decline in the United States and other world economies. Examples of other impacting events that may affect us both favorably and unfavorably are natural disasters, legislative and regulatory changes, capital market disruptions, reductions in discretionary consulting spending, crises in the energy, healthcare, financial services, insurance and other industries, and significant client specific events.

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and expense basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenue from business referral fees or commissions on certain contractual outcomes. Such revenues may cause unusual variations in quarterly revenues and operating results.

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, amortization of recoverable signing and retention incentive payments, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office-related expenses primarily consist of rent for our offices. Other administrative costs include marketing, technology, finance, bad debt and human capital management.

Human Capital Resources

Our human capital resources include consulting professionals and non-billable personnel. As a result of both recruiting activities and business acquisitions, we have a diverse pool of consultants and administrative support staff with various skills and experience.

The average number of FTE consultants is adjusted for part-time status and takes into consideration hiring and attrition which occurred during the reporting period.

In addition to our consultants and non-billable personnel, we hire project employees on a short-term basis or seasonal basis. We believe the practice of hiring these employees provides greater flexibility in adjusting consulting and non-billable personnel levels in response to changes in demand for our professional services. The short-term or seasonal hires supplement services on certain engagements or provide additional administrative support to our consultants.

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

Acquisitions

2010 Acquisitions

On October 1, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. for approximately $37.0 million, which consisted of $28.0 million in cash paid at closing, $2.0 million in restricted common stock issued at closing and $7.0 million in deferred payments. The restricted stock and deferred payments were recorded at fair value in other current and non-current liabilities. The deferred payments are payable in cash in two equal installments on the first and second anniversaries of the closing date. In addition, EthosPartners can earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $5.6 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the year ended December 31, 2010. The additional purchase price payments, if earned, would be payable approximately 90 days after the end of the year in which the performance targets were attained. As part of the purchase price allocation, we recorded $6.4 million in identifiable intangible assets and $35.6 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.

We acquired EthosPartners to enhance our healthcare practice. EthosPartners is a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. This acquisition included 180 consulting professionals and has been integrated into our Business Consulting Services segment.

On May 14, 2010, we acquired the assets of Daylight Forensic & Advisory LLC, located in New York, New York for approximately $40.0 million, which consisted of $29.9 million in cash paid at closing and $10.0 million, recorded in other current liabilities, to be paid in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.5 million in identifiable intangible assets and $35.2 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.

We acquired Daylight to enhance our investigative service offerings and to add significant presence in the New York market. Daylight is a consulting and investigative firm specializing in regulatory compliance and fraud risk management, with extensive capabilities in anti-money laundering and Foreign Corrupt Practices Act related matters. This acquisition included 65 consulting professionals and has been integrated into our Dispute and Investigative Services segment.

On January 20, 2010, we acquired the assets of Empiris, LLC, located in Washington, D.C. for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, recorded in other current and non-current liabilities, to be paid in cash in two equal installments on December 31, 2010 and January 3, 2012. On December 31, 2010, we paid the first cash installment of $0.8 million. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012 and will be payable in March of the year following the year such performance targets are attained. We expect to pay approximately $0.2 million of this consideration in March of 2011. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the year ended December 31, 2010. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired Empiris to enhance our Economic Consulting segment. Empiris provides significant expertise and growth opportunities in our Washington, D.C. market by servicing relevant governmental agencies, corporations and law firms. This acquisition consisted of nine professionals and has been integrated into our Economic Consulting segment.

2009 Acquisitions

On December 31, 2009, we acquired the assets of Summit Blue Consulting, LLC for $13.0 million, which consisted of $11.0 million in cash paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of the closing. On December 31, 2010, we paid the first cash installment of $1.0 million. As part of the purchase price allocation, we recorded $2.6 million in identifiable intangible assets and $10.4 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired Summit Blue to expand and complement our energy practice with new service lines to our clients. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, consisted of approximately 60 consultants and was integrated into our Business Consulting Services segment.

On February 23, 2009, we acquired assets of Morse PLC’s Investment Management Consulting Business from Morse PLC located in the United Kingdom for $1.9 million in cash paid at closing. As part of the purchase price allocation, we recorded $0.4 million in identifiable intangible assets and $1.6 million in goodwill, which included a deferred tax adjustment of $0.1 million. This acquisition consisted of 26 consulting professionals and has been included in the International Consulting segment.

2008 Acquisitions

On December 31, 2008, we acquired the assets of The Bard Group, LLC for $7.2 million, which consisted of $4.6 million in cash and $0.6 million of our common stock paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of closing. On December 31, 2009 and 2010 we paid each of the deferred cash payments of $1.0 million. The common stock and deferred cash payments were recorded at fair value at closing for $0.5 million and $1.9 million, respectively. We acquired assets of $0.7 million and assumed liabilities of $0.7 million. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.4 million in goodwill. Bard provided physician leadership and performance improvement services in the healthcare industry. We acquired Bard to enhance our healthcare practice in the area of providing integration strategy, service line development, and performance excellence. Bard was comprised of 25 consulting professionals located in Boston, Massachusetts at the time of acquisition and was integrated into our Business Consulting Services segment.

On May 1, 2008, we acquired the assets of Chicago Partners, L.L.C. for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million. As of December 31, 2010, we have one installment of $5.8 million to be issued on May 1, 2011. We acquired assets of $16.7 million, including $15.8 million in accounts receivable and assumed liabilities of $7.0 million. We paid $0.5 million in acquisition-related costs. We recorded $2.8 million of liabilities for obligations related to lease exit costs for office space assumed in the acquisition. The obligation recorded for real estate lease exit costs was based on foregone rent payments for the remainder of the lease term less assumed sublease income. As of December 31, 2009, we have secured a subtenant for a portion of the total office space assumed in the acquisition. As part of the original purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.6 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.

Subsequent to the closing date, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75% in cash and 25% in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year in which such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. As of December 31, 2008, we recorded a liability for additional purchase price payments of approximately $3.0 million associated with additional purchase consideration earned during 2008. During the three months ended March 31, 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance and accordingly adjusted the $3.0 million accrual for earnout payments recorded at December 31, 2008 to $2.3 million at March 31, 2009, which also impacted goodwill. For 2009 and 2010, Chicago Partners did not attain the required performance targets and therefore did not earn any additional purchase price consideration. As a result, as of December 31, 2010, there were no adjustments to goodwill and purchase price obligations related to 2009 and 2010 earnout considerations.

We acquired Chicago Partners to expand our product offerings to our clients. Chicago Partners provides economic and financial analyses of legal and business issues principally for law firms, corporations and governmental agencies. Chicago Partners had approximately 90 consultants at the time of acquisition. Chicago Partners is managed and resources are allocated based on its results and as such, operates under a fourth operating segment referred to as “Economic Consulting.”

Accounting for Acquisitions

All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in our consolidated financial statements since the dates of the acquisitions. As discussed in Note 2 — Summary of Significant Accounting Policies to the notes to our consolidated financial statements, we changed our method of accounting for business combinations as of January 1, 2009.

Results of Operations

				2010 over	2009 over
				2009	2008
				Increase	Increase
(Amounts in thousands, except	For the Year Ended December 31,			(Decrease)	(Decrease)
per share data and metrics)	2010	2009	2008	Percentage	Percentage

Revenues before reimbursements	$623,461	$636,748	$727,062	(2.1)	(12.4)
Reimbursements	80,199	70,491	83,578	13.8	(15.7)

Total revenues	703,660	707,239	810,640	(0.5)	(12.8)
Cost of services before reimbursable expenses	418,523	416,545	444,035	0.5	(6.2)
Reimbursable expenses	80,199	70,491	83,578	13.8	(15.7)

Total cost of services	498,722	487,036	527,613	2.4	(7.7)
General and administrative expenses	121,685	129,048	155,378	(5.7)	(16.9)
Depreciation expense	14,457	17,600	17,302	(17.9)	1.7
Amortization expense	12,368	13,014	16,386	(5.0)	(20.6)
Other operating costs (benefit):
Office consolidation	(900)	8,810	5,207	(110.2)	69.2
Intangible assets impairment	7,307	—	—	100.0	—

Operating income	50,021	51,731	88,754	(3.3)	(41.7)
Interest expense	10,704	15,076	20,146	(29.0)	(25.2)
Interest income	(1,309)	(1,211)	(1,182)	8.1	2.5
Other income, net	(567)	(182)	(62)	211.5	193.5

Income before income tax expense	41,193	38,048	69,852	8.3	(45.5)
Income tax expense	17,136	16,101	29,795	6.4	(46.0)

Net income	$24,057	$21,947	$40,057	9.6	(45.2)

Basic net income per share	$0.49	$0.46	$0.86	6.5	(46.5)
Shares used in computing income per basic share	49,405	48,184	46,601	2.5	3.4
Diluted net income per share	$0.48	$0.44	$0.83	9.1	(47.0)
Shares used in computing income per diluted share	50,447	49,795	48,285	1.3	3.1
Key operating metrics:
Average FTE
—Billable	1,687	1,797	1,926	(6.1)	(6.7)
—Non-billable	518	539	563	(3.9)	(4.3)
Period End FTE
—Billable	1,779	1,666	1,931	6.8	(13.7)
—Non-billable	528	511	577	3.3	(11.4)
Average Bill Rate (excluding performance based fees)	$266	$254	$260	4.7	(2.3)
Utilization	74%	75%	79%	(1.3)	(5.1)

Results for the year ended December 31, 2010 compared to the year ended December 31, 2009

Earnings Summary.  Our net income increased 9.6% in 2010 compared to 2009. Beginning in mid 2009 and concluding in 2010, we worked through a strategic process that resulted in the focusing of our business on four key areas: Disputes, Energy, Healthcare and Economics. In 2010, these areas accounted for approximately 85% of our total revenues. As part of this realignment, certain other practices were wound down or redeployed and some substantial voluntary attrition followed the realignment. Weaker results in our Dispute and Investigative Services segment (primarily related to construction disputes) and our International Consulting segment also contributed to the decreased revenues. These declines were partially offset by positive revenue contributions from two acquisitions as well as significant recruiting of senior level consultants. In total, approximately $100.0 million was invested in growth through acquisitions or the recruitment of senior talent. Strong markets coupled with these investments led to our Energy, Healthcare and Economics businesses all achieving revenue growth in 2010 compared to 2009. Overall, these impacts resulted in revenues that were down slightly, with revenues before reimbursements down 2.1% in 2010 compared to 2009.

Cost of services increased modestly in 2010 from 2009 due to the costs associated with the above mentioned growth initiatives offset by the cost impacts from the wind downs and departures mentioned above as well as lower severance expense.

Other operating costs (benefit) in 2010 were down about $2.4 million from 2009 as an intangible assets impairment charge in 2010 was lower than real estate related charges in 2009.

General and administrative expense declined $7.3 million in 2010 compared to 2009 mainly due to lower bad debt expense. Additionally, depreciation, amortization and interest expense during 2010 were lower than 2009. As a result, net income improved in 2010 to $24.1 million from 2009 while earnings per diluted share totaled $0.48 in 2010 compared to $0.44 in 2009.

Revenues before Reimbursements.  Our 2010 revenues before reimbursements decreased 2.1% compared to 2009. Average full-time equivalent consultants for 2010 decreased 6.1% due to higher attrition rates, the repositioning of several service lines in 2009 and certain late 2009 and early 2010 departures. The decrease was partially offset by improvements in our average bill rate and the impact of our recent acquisitions. The overall consultant utilization rate was 74% and 75% for 2010 and 2009, respectively. Average bill rate increased 4.7% for 2010 compared to 2009, mainly as a result of a higher mix of more senior consultant utilization and overall efforts to increase rates in 2010. On a pro forma basis including the impact of our recent acquisitions in both periods, our revenues before reimbursements for 2010 would have decreased approximately 7.0% from 2009.

Cost of Services before Reimbursable Expenses.  Cost of services before reimbursable expenses were relatively consistent during 2010 and 2009. Cost of services in 2010 were impacted by lower compensation expense, mainly due to wage savings from redeployment of certain service areas and cost savings initiatives which included staffing reductions and managing salary adjustments mainly in response to lower demand. Severance costs relating to cost of services during 2010 and 2009 were $5.5 million and $9.5 million, respectively. These savings were partially offset by higher incentive compensation expense during 2010, as a result of improved operating performance in certain markets, higher practice development costs and the cost impact of recent acquisitions.

General and Administrative Expenses.  General and administrative expenses decreased 5.7% to $121.7 million for 2010 compared to 2009. The decrease in general and administrative expenses was primarily the result of reduced bad debt expense. Average full-time equivalent employees during 2010 and 2009 were 518 and 539, respectively. General and administrative expenses were approximately 19.5% and 20.3% of revenues before reimbursements during 2010 and 2009, respectively.

Bad debt expense decreased by $6.8 million in 2010 compared to 2009 and decreased as a percentage of revenues before reimbursement to 1.3% in 2010 compared to 2.4% in 2009. Generally, the reduction in bad debt expense reflected more timely collections from clients during 2010 and the negative impact of the financial crisis on our receivables in 2009. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Other Operating Costs (benefit) — Office Consolidation.  During 2010, we re-occupied one floor of office space at one of our New York locations in connection with expanded business subsequent to our second quarter 2010 acquisition of Daylight. As a result, we reversed $1.5 million of the accrual for future rent obligation and recorded a benefit to other operating costs. In addition, we recorded additional costs of

$0.6 million to increase our reserves for future rent obligations for one of our abandoned Chicago office spaces as a result of continued weak sublease market conditions.

During 2009, we recorded $8.8 million for office closure-related costs. The costs consisted of adjustments to office closure obligations and accelerated depreciation on leasehold improvements in offices to be abandoned, due to costs associated with the relocation of our New York office and a reduction in space of our Los Angeles office. The office closure-related costs were also negatively impacted by the adjustments to estimated future sublease income due to the poor commercial property sublease market in the United States.

Our liability for abandoned real estate includes future rent obligations, net of contracted sublease and assumed sublease income. As of December 31, 2010, our liability for abandoned real estate recorded as other operating costs (benefit) was $4.4 million. In addition, we have a liability for abandoned real estate of $1.3 million which was recorded in connection with prior period acquisitions. In determining our liabilities for office consolidation costs at December 31, 2010, we estimated future sublease proceeds based on market conditions of $0.5 million on one property for which we do not have a contracted subtenant for the entire remaining lease obligation.

We continue to monitor our estimates for office closure obligations and related expected sublease income. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. Of the $5.7 million liability recorded at December 31, 2010, we expect to pay $2.6 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value and are not allocated to our business segments.

Other Operating Costs (benefit) — Intangible Assets Impairment.  During the three months ended December 31, 2010, we recorded an intangible assets impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. Certain markets within the International Consulting segment have experienced weaker revenues before reimbursements throughout 2010. The public services market was negatively impacted by significant reductions to public spending as a result of a change in government in the United Kingdom. In response to these reductions, we continued to implement cost reduction plans throughout the fourth quarter of 2010 as the severity and speed of the spending cuts was greater than our initial expectations. In addition, our financial services market experienced aggressive recruiting of our consultants from larger competitors, particularly impacting fourth quarter results, as the financial services consulting markets recovered from recent disruptions in the United Kingdom. As a result of the events above and in connection with our annual planning process, we lowered the expected future growth rates and profit margins for these market segments. These events and the resulting lower cash flows from these markets required us to review the recoverability of the related intangible assets. During our review of intangible asset values, we determined that the carrying value of the intangible assets relating to the public services and financial service areas were not recoverable. Since the impairment was a non-cash charge, it did not have an impact on our liquidity or financial covenants.

Amortization Expense.  The decrease in amortization expense of 5.0% for 2010 compared to 2009 was primarily due to the lapse of amortization for certain intangible assets as such assets’ useful lives came to term. The decrease was partially offset by increased amortization relating to recent acquisitions.

Interest Expense.  The decrease in interest expense for 2010 of $4.4 million compared to 2009 related primarily to the expiration of an unfavorable interest rate swap in June 2010 and lower average borrowing balances under our credit agreement and our term loan. In January 2010, using our excess cash, we made an unscheduled repayment on our term loan of $40.0 million. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements; see Note 11 — Comprehensive Income to the notes to our consolidated financial statements) was 4.4% and 5.6% for 2010 and 2009, respectively.

Income Tax Expense.  Our effective income tax rate for 2010 and 2009 was 41.6% and 42.3%, respectively. The rate decreased in 2010 mainly due to the deemed liquidation of certain foreign entities, as allowed under an election made for U.S. tax purposes, which resulted in the intercompany debt obligations held by these foreign entities to be considered uncollectible. The election was made in connection with certain operating changes in these entities and resulted in a non-recurring deduction, for U.S. tax purposes, of $4.5 million. The non-recurring tax benefit associated with this event was $1.8 million during 2010. The foreign entities that made the election will be treated, for U.S. tax purposes only, as single member limited liability companies and their resulting net income or loss will be reported on the consolidated U.S. income tax return. The overall lower effective tax rate during 2010 was partially offset by a lower deferred tax benefit on the International Consulting segment intangible assets impairment as a result of the lower tax rate in the United Kingdom. We generated a taxable loss in the United Kingdom during 2010 and had net deferred tax assets of approximately $1.6 million as of December 31, 2010. We have not recorded a valuation allowance against the United Kingdom deferred tax assets, because we believe it is more likely than not that such deferred tax assets are recoverable from future results of operations. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates.

Results for the year ended December 31, 2009 compared to the year ended December 31, 2008

Earnings Summary.  Net income for 2009 decreased 45.2% compared to 2008. Our revenues and net income were lower in 2009 compared to 2008 due to the impact of unprecedented economic conditions on discretionary consulting spend by our clients as well as significant disruption in the law firm channel which led to delays, postponements and slower consultant spending in our Dispute and Investigative Services segment.

Overall utilization was lower in 2009 when compared to 2008 and the average bill rate declined 2.3% in 2009 compared to 2008. Average full time equivalent consultants totaled 1,797 for 2009, which was down by approximately 130 from 2008 as we adjusted our staffing to better align with market demand.

In 2009, both cost of services before reimbursable expenses and general and administrative expenses were significantly lower than the corresponding expense amounts in 2008, reflecting the impact of numerous cost reduction initiatives implemented throughout 2009. Net income was also negatively impacted by higher severance costs of $10.2 million in 2009 compared to $4.3 million in 2008 and office consolidation expense of $8.8 million and $5.2 million in 2009 and 2008, respectively.

Revenues before Reimbursements.  Our 2009 revenues before reimbursements decreased 12.4% compared to 2008. There was lower demand for our services due to a weaker economy and reduced spending on discretionary consulting services which resulted in lower billable hours and reduced consultant headcount. All industry sectors decreased over the prior year primarily due to the poor economic conditions except for the economics and energy markets. Our 2009 revenue reflected a full year of results from our economics business which we acquired in May 2008 and the energy markets reflected solid demand for our clean energy consulting services. Our overall consultant utilization rate was 75% for 2009 compared to 79% for 2008, reflecting the impact of lower demand. In addition, the stronger U.S. dollar negatively impacted the revenues from our UK and Canadian operations by $13.7 million. Assuming our acquisitions during 2008 operated at historic run rates, those acquisitions would have partially offset the year over year decrease in revenues before reimbursements by approximately 3.0%.

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

General and Administrative Expenses.  General and administrative expenses decreased 16.9% to $129.0 million for 2009. The decrease in general and administrative expenses was the result of cost-saving initiatives which included lower discretionary spending and headcount reductions during 2009 which resulted in lower salary and incentive compensation expense. General and administrative expenses were approximately 20% and 21% of revenues before reimbursements for 2009 and 2008, respectively, reflecting the cost-saving initiatives discussed above. Bad debt expense decreased during 2009 by $5.2 million compared to 2008 and represented approximately 2.5% of revenues before reimbursements in both years, reflecting a higher allowance as a percentage of revenues before reimbursements compared to prior years, due to the recent economic crisis and due to the aging of our accounts receivable. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

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

We continue to monitor our estimates for office closure obligations and related expected sublease income. Such estimates are subject to market conditions and may be adjusted in the future periods as necessary. The office closure obligations have been discounted to net present value. In the next twelve months we expect our cash expenditures to be $4.1 million relating to these obligations. In determining our reserves for office consolidation expenses at December 31, 2009, we estimated future sublease proceeds based on market conditions of $0.2 million on three properties for which we do not have a contracted subtenant.

Amortization Expense.  The decrease in amortization expense of $3.4 million for 2009 compared to 2008 was primarily due to the lapse of amortization for certain intangible assets as such assets’ useful lives came to term.

Interest Expense.  The decrease in 2009 of $5.0 million compared to 2008 related primarily to lower borrowing balances under our credit agreement combined with lower average borrowing rates in 2009. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements in place during the periods; see Note 11 — Comprehensive Income to the notes to our consolidated financial statements) was 5.6% and 6.5% for 2009 and 2008, respectively.

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

Segment Results

Our business is organized in four reporting segments — Dispute and Investigative Services, Business Consulting Services, International Consulting, and Economic Consulting. The Economic Consulting segment was added in 2008 in connection with our acquisition of Chicago Partners on May 1, 2008. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation. Our business is managed and resources are allocated on the basis of the six operating segments.

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, governmental entities and law firms. Beginning as of the first quarter of 2010, the reporting segment has been comprised of three operating segments, Energy, Healthcare and Other Business Consulting. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets and the Other Business Consulting operating segment provides operations advisory, valuation and restructuring services to clients in the financial services and other markets.

The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite and corporate management, governmental entities and law firms.

The Economic Consulting reporting segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and governmental agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation and securities litigation.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information to the notes to our consolidated financial statements). Segment operating profit represents total revenue less cost of services excluding long-term compensation expense related to consulting personnel. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Dispute and Investigative Services
				2010 over	2009 over
				2009	2008
				Increase	Increase
	For the Year Ended December 31,			(Decrease)	(Decrease)
	2010	2009	2008	Percentage	Percentage

Revenues before reimbursements(in 000’s)	$251,612	$276,646	$324,458	(9.0)	(14.7)
Total revenues(in 000’s)	273,667	302,424	356,524	(9.5)	(15.2)
Segment operating profit(in 000’s)	97,464	112,594	143,870	(13.4)	(21.7)
Segment operating profit margin	38.7%	40.7%	44.3%	(4.9)	(8.1)
Average FTE consultants	633	747	820	(15.3)	(8.9)
Average utilization rates based on 1,850 hours	72%	74%	78%	(2.7)	(5.1)
Average bill rate (excluding performance based fees)	$295	$279	$284	5.7	(1.8)

Revenues before reimbursements for this segment decreased 9.0% during 2010 compared to 2009. The decrease reflected the 15.3% decrease in average full-time equivalent consultants, as a result of our response to the continued lower demand throughout 2010 as well as higher than normal voluntary and involuntary attrition, which was partially offset by the impact of our acquisition of Daylight in 2010 and recruitment of new employees. Utilization for 2010 decreased from 2009 due to lower demand in the construction market offset by the reduction in headcount in response to the market conditions. Average bill rates increased during 2010 compared to 2009 resulting from a change in consultant and business mix with higher billable rates. The decrease in revenue in 2010 compared to 2009 was partially offset by the acquisition of Daylight. Including the impact of the Daylight acquisition in both periods on a pro forma basis, revenues before reimbursements for 2010 would have decreased 12.5% compared to 2009. Segment operating profit for 2010 decreased $15.1 million and segment operating profit margin decreased 2.0 percentage points compared to 2009, primarily as result of lower utilization and higher severance expense in 2010.

Revenues before reimbursements for this segment decreased 14.7% during 2009 compared to 2008. The decline was mainly a result of a 5.1% decrease in utilization and an 8.9% decrease in average full-time equivalent consultants. Average bill rates declined 1.8% during 2009 compared to 2008. Uncertainty in the legal, economic and regulatory environments continued to impact demand throughout 2009. The slower assignment award process, and delay in the start of sold engagements negatively impacted utilization and the resulting revenue. Additionally, throughout 2008 bill rates were negatively impacted by the economic and demand environment while higher usage of mid-level consultants lowered 2009 average bill rate slightly. Segment operating profit decreased $31.3 million and segment operating profit margin declined 3.6 percentage points during 2009 compared to 2008. The decrease was primarily due to the decreased consultant utilization during 2009 compared to strong utilization periods in 2008. Profit margin was further impacted by higher wage and severance costs as a percentage of revenue in 2009 compared to 2008 as the segment adjusted staffing levels to reduced demand.

Business Consulting Services
				2010 over	2009 over
				2009	2008
				Increase	Increase
	For the Year Ended December 31,			(Decrease)	(Decrease)
	2010	2009	2008	Percentage	Percentage

Revenues before reimbursements(in 000’s)	$247,984	$242,255	$290,257	2.4	(16.5)
Total revenues(in 000’s)	285,085	269,778	329,550	5.7	(18.1)
Segment operating profit(in 000’s)	84,704	84,428	115,280	0.3	(26.8)
Segment operating profit margin	34.2%	34.9%	39.7%	(2.0)	(12.1)
Average FTE consultants	735	727	836	1.1	(13.0)
Average utilization rates based on 1,850 hours	80%	77%	80%	3.9	(3.8)
Average bill rate (excluding performance based fees)	$219	$216	$223	1.4	(3.1)

Revenues before reimbursements for this segment increased 2.4% during the 2010 compared to 2009. The increase reflected the increase in average full-time equivalent consultants of 1.1%, including the impact of recent acquisitions. Utilization for 2010 increased compared to 2009, reflecting an increase in demand in Other Business Services and in Healthcare. Including the impact of the EthosPartners and Summit Blue acquisitions in both periods on a pro forma basis, revenues before reimbursements for 2010 would have decreased 4.9% from 2009. The combined Healthcare and Energy business revenues before reimbursements as a percentage of the segment revenues before reimbursements represented 72.4% and 63.8% for 2010 and 2009, respectively. Reimbursement revenue increased 34.8% for 2010 compared to 2009 due to the higher use of independent specialized contractors mainly relating to our Summit Blue acquisition. Segment operating profit and profit margin were relatively consistent in 2010 and 2009. Cost of services included $0.7 million and $4.3 million in severance costs for 2010 and 2009, respectively.

Revenues before reimbursements for this segment decreased 16.5% during 2009 compared to 2008. The decrease was mainly a result of a decrease in average full-time equivalent consultants of 13.0% in response to the lower market demand. Revenues were also impacted by a decrease in average bill rates of 3.1%. The segment had slower demand for its services as clients lowered their discretionary spending and deferred decisions related to strategic initiatives. Consulting services for the financial services market were down significantly due to the recent market disruptions. The healthcare markets also experienced declines in 2009 compared to 2008 due to cost pressure on providers resulting from the economic crisis. Additionally, consulting to other markets, such as the insurance industry, was negatively impacted by the financial market disruptions. As a result of these disruptions and our strategic initiatives in 2009, we redeployed some of our consulting resources. Partially offsetting these market declines, consulting services to the energy markets increased slightly during 2009 compared to 2008. The combined Healthcare and Energy business revenues before reimbursements as a percentage of the segment revenues before reimbursements represented 63.8% and 57.9% for 2009 and 2008, respectively. Segment operating profit margin declined 4.8 percentage points in 2009 compared to 2008. The decrease was primarily due to the decreased revenue and consultant utilization during 2009 compared to 2008. Profit margin was further impacted by higher severance costs of $4.3 million in 2009 compared to $1.8 million in 2008.

International Consulting
				2010 over	2009 over
				2009	2008
				Increase	Increase
	For the Year Ended December 31,			(Decrease)	(Decrease)
	2010	2009	2008	Percentage	Percentage

Revenues before reimbursements(in 000’s)	$56,620	$66,361	$76,605	(14.7)	(13.4)
Total revenues(in 000’s)	71,364	79,612	87,673	(10.4)	(9.2)
Segment operating profit(in 000’s)	10,715	16,036	22,606	(33.2)	(29.1)
Segment operating profit margin	18.9%	24.2%	29.5%	(21.9)	(18.0)
Average FTE consultants	193	221	208	(12.7)	6.3
Average utilization rates based on 1,850 hours	58%	66%	69%	(12.1)	(4.3)
Average bill rate (excluding performance based fees)	$271	$248	$294	9.3	(15.6)

Revenues before reimbursements for this segment decreased 14.7% during 2010 compared to 2009. Average full-time equivalent consultants decreased during 2010 compared to 2009 due in part to voluntary attrition as a result of aggressive recruiting from local competitors mainly in the financial services area, as well as planned reductions in response to lower demand in the construction dispute and public services area as evidenced by the decrease in utilization for 2010 compared to 2009. Increased revenue from the dispute consulting markets other than construction partially offset the segment’s overall decreased revenue. Severe reduction in public spending contributed to the overall weakness in this segment. The continued reduction in spending as well as the aggressive competition for consultants resulted in us reducing our expected future cash flows from these markets. As a result, in the fourth quarter of 2010, we recorded a $7.3 million intangible assets impairment charge related to customer lists and relationships and non-compete agreements in two markets within this segment. (See the discussion under Other Operating Costs (benefit) — Intangible Assets Impairment above.) Average bill rates for 2010 increased compared to 2009 due mainly to a change in business mix in 2010. Segment operating profit decreased $5.3 million and segment operating profit margin declined 5.3 percentage points in 2010 compared to 2009, primarily related to lower utilization and the adverse market impacts noted above.

Excluding the impact of unfavorable currency fluctuations, revenues before reimbursements for this segment increased slightly during 2009 compared to 2008. The increase was primarily due to increased demand for our services in the UK financial services markets and the first quarter 2009 acquisition of the assets of Morse PLC’s investment management consulting business. The results were negatively impacted in part by unfavorable currency fluctuations of $10.7 million due to the weakening UK pound against the U.S. dollar in 2009 compared to 2008, resulting in an overall revenues before reimbursements decrease of 13.4%. Segment operating profit decreased $6.6 million and segment operating profit margin decreased 5.3 percentage points during 2009 compared to 2008. The decrease in segment operating profit was a result of the decreased revenue and higher severance expense of $3.2 million during 2009 compared to $0.6 million during 2008. Segment operating profit margins were negatively impacted in 2009 by the higher severance and lower consultant utilization. Lower utilization was partially associated with the integration of our first quarter 2009 acquisition of the assets of Morse PLC’s investment management consulting business.

Economic Consulting
				2010 over	2009 over
				2009	2008
				Increase	Increase
	For the Year Ended December 31,			(Decrease)	(Decrease)
	2010	2009	2008	Percentage	Percentage

Revenues before reimbursements(in 000’s)	$67,245	$51,486	$35,742	30.6	44.0
Total revenues(in 000’s)	73,544	55,425	36,893	32.7	50.2
Segment operating profit(in 000’s)	23,032	18,173	14,121	26.7	28.7
Segment operating profit margin	34.3%	35.3%	39.5%	(2.8)	(10.6)
Average FTE consultants	126	102	62	23.5	64.5
Average utilization rates based on 1,850 hours	76%	82%	96%	(7.3)	(14.6)
Average bill rate (excluding performance based fees)	$377	$344	$332	9.6	3.6

Revenues before reimbursements for this segment increased 30.6% during 2010 compared to 2009. The increase was partially due to the additional revenue and increased average full-time equivalent consultants associated with our January 2010 acquisition of Empiris and the successful recruiting of several senior economists during 2010. Including the impact of the Empiris acquisition in both periods on a pro forma basis, revenues before reimbursements would have increased 17.1% for 2010 compared to 2009. Additionally, the revenue increase resulted from an increase in average bill rate for 2010 compared to 2009, reflecting annual bill rate increases implemented January 1, 2010, partially offset by a decrease in utilization. Segment operating profit increased $4.9 million and segment operating profit margin decreased 1.0 percentage point for 2010 compared to 2009.

The Economic Consulting segment commenced operations with our acquisition of Chicago Partners on May 1, 2008. Segment revenues before reimbursements, total revenue, operating profit and average full-time equivalent consultants increased as a result of the full year of segment financial results in 2009 compared to 2008. Utilization decreased in 2009 from exceptionally high levels in 2008 due, in part, to softness in the legal and regulatory environment in 2009. The decrease in segment operating margin of 4.2 percentage points during 2009 compared to the partial year in 2008 was primarily associated with the lower consultant utilization in 2009.

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information. The unaudited quarterly financial data has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with our consolidated financial statements and related notes thereto. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

The amounts in the following table are in thousands, except for per share data:

	Quarter Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Revenues:
Revenues before reimbursements	$161,752	$153,222	$154,617	$153,870	$153,051	$159,153	$157,332	$167,212
Reimbursements	21,188	21,625	17,706	19,680	20,907	18,210	16,224	15,150

Total revenues	182,940	174,847	172,323	173,550	173,958	177,363	173,556	182,362
Cost of services:
Cost of services before reimbursable expenses	111,797	102,368	102,128	102,230	103,766	100,545	101,967	110,267
Reimbursable expenses	21,188	21,625	17,706	19,680	20,907	18,210	16,224	15,150

Total costs of services	132,985	123,993	119,834	121,910	124,673	118,755	118,191	125,417
General and administrative expenses	31,347	30,789	29,089	30,460	28,142	32,500	33,513	34,893
Depreciation expense	3,575	3,528	3,553	3,801	4,288	4,352	4,320	4,640
Amortization expense	3,442	3,168	2,962	2,796	2,947	3,055	3,392	3,620
Other operating costs (benefit):
Office consolidation	—	(900)	—	—	2,305	985	4,612	908
Intangible assets impairment	7,307	—	—	—	—	—	—	—

Operating income	4,284	14,269	16,885	14,583	11,603	17,716	9,528	12,884
Interest expense	1,929	1,789	3,508	3,478	3,485	3,671	3,952	3,968
Interest income	(325)	(360)	(311)	(313)	(303)	(300)	(312)	(296)
Other (income) expense, net	(378)	(250)	(44)	105	12	214	(87)	(321)

Income before income tax expense	3,058	13,090	13,732	11,313	8,409	14,131	5,975	9,533
Income tax expense	2,499	3,867	5,904	4,866	3,620	5,791	2,590	4,100

Net income	$559	$9,223	$7,828	$6,447	$4,789	$8,340	$3,385	$5,433

Net income per diluted share(1)	$0.01	$0.18	$0.16	$0.13	$0.10	$0.17	$0.07	$0.11

Diluted shares	50,909	50,518	50,264	50,096	50,018	49,954	49,756	49,449

(1)	The sum of quarterly net income per diluted share does not equal annual amounts in 2009 because of rounding and changes in the weighted average number of shares.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, including the ability of clients to terminate engagements without penalty, attaining certain contractual objectives, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by other operating costs. In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt.

Liquidity and Capital Resources

Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. Our net debt level (total debt less cash on hand) at December 31, 2010 increased approximately $30.7 million from December 31, 2009 due to investments in acquisitions and senior talent recruiting. Acquisition investments totaled $62.4 million of investing cash flow for 2010, while senior talent related recruiting investments included in operating cash flows were approximately $33.0 million during 2010. In January 2010, we used $40.0 million in excess cash to prepay a portion of our term loan borrowings. These higher investments were partially offset by approximately $5.0 million in lower capital expenditures. During 2010, leasehold improvement spending decreased while software and hardware related costs increased mainly due to the implementation of phase one of our ERP system.

We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 81 days at December 31, 2010, compared to 78 days at December 31, 2009 and 73 days at December 31, 2008. The increase in DSO was generally attributable to slower client payments associated with specific client situations.

Operating Activities

Net cash provided by operating activities decreased to $41.8 million for 2010, compared to $77.5 million and $91.7 million provided by operating activities for 2009 and 2008, respectively. The decrease in net cash provided by operating activities in 2010 compared to 2009 resulted from several factors including increased investment in signing incentives for 2010 hires and greater investment in working capital associated with our increased fourth quarter 2010 revenue, partially offset by increased net income.

The decrease in net cash provided by operating activities in 2009 compared to 2008 resulted primarily from lower net income partially offset by a decrease in investments in working capital. The decreased investment in working capital year over year was primarily related to incentive loans issued during the second and third quarters of 2008 (see discussion of unsecured forgivable loans in Note 9 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements).

Investing Activities

Net cash used in investing activities in 2010 was $77.1 million, compared to $34.3 million and $65.6 million for 2009 and 2008, respectively. The increase in the use of cash in 2010 compared to 2009 resulted primarily from our 2010 acquisitions of Daylight and EthosPartners offset by lower capital spending on property and equipment expenditures. Capital spending was higher in 2009 mainly due to leasehold improvements at a new office located in New York City and software license agreements. During 2008, we paid $50.0 million for the cash portion of the purchase price for Chicago Partners payable at closing.

Financing Activities

Net cash used in financing activities was $11.7 million in 2010, compared to net cash used in financing activities of $16.9 million and $13.3 million in 2009 and 2008, respectively. During 2010, we used $40.0 million of excess cash to prepay loan borrowings which was offset by borrowings under our revolving credit facility to fund our 2010 acquisitions. Our 2009 financing activities included $4.5 million of payments of notes relating to prior years’ acquisitions.

Debt, Commitments and Capital

As of December 31, 2010, we maintained an unsecured credit agreement consisting of a $275.0 million revolving credit facility which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of December 31, 2010, we had aggregate borrowings of $203.0 million, compared to $219.4 million as of December 31, 2009. Based on our financial covenant restrictions under our credit facility as of December 31, 2010, a maximum of approximately $90.0 million would be available in additional borrowings under our credit facility. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis.

At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of December 31, 2010, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of December 31, 2010, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero%, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements; see Note 11— Comprehensive Income to the notes to our consolidated financial statements) was 4.4% and 5.6% for 2010 and 2009, respectively.

Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2010, under the definitions in the credit agreement, our consolidated leverage ratio was 2.4 and our consolidated fixed charge coverage ratio was 4.0. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. On December 6, 2010, we amended our credit agreement to correct a technical issue relating to the level of foreign investments we are permitted to make under the restrictive covenants set forth in the agreement. The amendment corrected the initial investment schedule and increased the threshold of permitted investments in foreign borrowers from $25.0 million to $75.0 million. We paid a de minimus fee to each of the lenders who consented to the amendment. We were in compliance with the terms of our credit agreement as of December 31, 2010 and 2009; however there can be no assurances that we will remain in compliance in the future.

As of December 31, 2010, we had total commitments of $346.0 million. As of December 31, 2010, we had no significant commitments for capital expenditures. The following table shows the components of significant commitments as of December 31, 2010 and the scheduled years of payments due by period (shown in thousands):

Contractual Obligations	Total	2011	2012 to 2013	2014 to 2015	Thereafter

Deferred purchase price obligations	$32,047	$22,208	$9,839	$—	$—
Employment agreements	375	375	—	—	—
Revolving credit facility	33,695	—	33,695	—	—
Term loan	169,256	18,397	150,859	—	—
Lease commitments	110,642	25,901	37,899	24,433	22,409

	$346,015	$66,881	$232,292	$24,433	$22,409

During 2007, we began a program to eliminate duplicate facilities, consolidate and close certain offices. Of the $110.6 million lease commitments as of December 31, 2010, $11.8 million of the lease commitments related to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. As of December 31, 2010, we had contractual subleases of $7.0 million, which is not reflected in the commitment table above. Such sublease income would offset the cash outlays. Additionally, we intend to secure subtenants for the properties available for sublease to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. Such sublease income, if any, would offset the cash outlays. The lease commitments for these offices extend through 2017.

We believe that our current cash and cash equivalents, the future cash flows from operations and borrowings under our credit agreement will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations; however, we are evaluating extending our current credit agreement or entering into a new credit agreement as noted below. In the event we make significant cash expenditures in the future for major acquisitions or other activities, we might need additional debt or equity financing, as appropriate. Additionally, our credit agreement is with a syndicate of several banks. These banks could be negatively impacted by the recent disruptions in the financial markets.

Our credit agreement expires in May 2012; however, we are currently considering entering into a new credit agreement during 2011. Based on current market conditions, we expect that borrowing under any new credit facility would reflect a higher cost of borrowing than our current borrowings. Additionally, our borrowings under our current credit facility tend to be higher during the first half of each year to fund our annual bonus payments and general working capital requirements, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2010 levels. There can be no assurance that we will be able to renegotiate the term of our current credit agreement when it comes due or enter into a new credit agreement. Furthermore, the factors described above or other factors could increase our borrowing costs and impact the availability of capital to us in future periods.

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

Revenue Recognition

We recognize revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present. There are also client engagements where we are paid a fixed amount for our services. The recording of these fixed revenue amounts requires us to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable or (iii) the straight-line method over the term of the arrangement. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenue from business referral fees or commissions on certain contractual outcomes. Such revenues may cause unusual variations in quarterly revenues and operating results. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

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

Notes Receivable and Prepaid Signing and Retention Bonuses

We grant and pay sign-on and retention bonuses to attract and retain highly-skilled professionals. Generally, we require grantees to sign incentive recovery agreements, which obligate the grantees to fulfill a service term, typically between two to five years. If such service term is not fulfilled, the monetary equivalent of the uncompleted service term is required to be paid back to us. We record paid sign-on and retention bonuses to prepaid expenses and other assets and the bonuses are amortized as compensation expense over the service period as defined by the incentive recovery agreements. Certain sign-on and retention bonus of relatively low amounts are expensed to compensation expense when paid.

We also issue notes receivable in the form of unsecured forgivable loans to recruit and retain highly-skilled professionals. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, typically between three to five years, so long as the professionals continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans and accrued interest is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate and is recorded as interest income.

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

We do not amortize goodwill. Goodwill is tested for impairment at least annually during our second quarter. We also review goodwill and long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that it is more likely than not that the fair value has fallen below the carrying amount of an asset. We consider elements and other factors including, but not limited to, changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. Our impairment testing and reviews may be impacted by, among other things, our expected operating performance, market valuation of comparable companies, ability to retain key personnel, changes in operating segments and competitive environment. A decline in the estimated fair value of our reporting units or other long term assets could result in impairment charges.

We review our intangible asset values on a periodic basis. During 2010, we recorded an intangible assets impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. Certain markets within the International Consulting segment have experienced weaker revenues before reimbursements throughout 2010. The public services market was negatively impacted by significant reductions in public spending as a result of a change in government in the United Kingdom. In response to these reductions, we continued to implement cost reduction plans throughout the fourth quarter of 2010 as the severity and speed of the spending cuts was greater than our initial expectations. In addition, our financial services market experienced aggressive recruiting of our consultants from larger competitors, particularly impacting fourth quarter results, as the financial services consulting markets recovered from recent disruptions in the United Kingdom. As a result of the events above and in connection with our annual planning process, we lowered the expected future growth rates and profit margins for these market segments. These events and the resulting lower cash flows from these markets required us to review the recoverability of the related intangible assets. During our review of intangible asset values, we determined that the carrying value of the intangible assets relating to the public services and financial service areas were not recoverable.

The goodwill impairment test is performed using a two step, fair value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in the accounting standard for goodwill and other intangible assets which are the same as our operating segments. As of December 31, 2010, we have six operating segments which are also considered to be our reporting units as defined by the accounting standard for goodwill, as follows: Healthcare, Energy and Other Business Consulting, which comprise our Business Consulting Services reporting segment; Dispute and Investigative Services; International Consulting; and Economic Consulting.

During the first step, we determine the fair value of each reporting unit using estimated future cash flows and terminal values. Considerable management judgment is required to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The achievement of such internal projections and operating plans will be impacted by the overall economic environment, among other factors. The estimated fair value of our six reporting units is subject to, among other things, changes in our estimated business future growth rate, profit margin, long term outlook, market valuations of comparable companies, the ability to retain key personnel, changes in operating segments, competitive environment and weighted average cost of capital.

During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in an increase in the number of our operating segments from four to six and the repositioning of certain service offerings between the segments. In connection with these changes during the first quarter of 2010, we completed an interim impairment test of our goodwill balances. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

Our annual goodwill impairment test was completed in the second quarter of 2010 and was completed based on our six reporting units. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

During the fourth quarter of 2010, our average stock price traded near or below our book value for a prolonged period of time. Additionally, we recorded an intangible assets impairment charge of $7.3 million, relating to certain customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. As a result of these factors, we completed an interim impairment test of our goodwill balances as of November 30, 2010. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

As of our November 30, 2010 analysis, the excess of estimated fair value over net asset carrying value of our reporting units was lower than our previous goodwill analyses and approximated 20% for Healthcare and Energy; 10% for Dispute and Investigative Services, International Consulting and Economic Consulting; and 75% for Other Business Consulting Services. In determining estimated fair value of our reporting units, we generally used internal projections completed during our annual planning process. The key assumptions reflected profit margin improvement that was generally consistent with our longer term historical performance, revenue growth rates that were higher than our peer group in the near term, discount rates that were determined based on comparables for our peer group and cost of capital that was based on company averages. In general, growth rates used in our November 30, 2010 analysis were lower than our prior goodwill analysis except for the International Consulting and Economic Consulting reporting units, which have had recent strategic senior practitioner additions, and the profit margin expectations used in our November 30, 2010 analysis for all reporting units were lower than those used in our prior goodwill analysis, particularly in the International Consulting reporting unit. Our fair value estimates were made as of the date of our analysis and are subject to change.

As the excess of estimated fair value over the net asset carrying value of our reporting units decreases, there is increased risk that the second step of the goodwill impairment test will be required, and that goodwill impairment could result. All of our reporting units experienced a decrease in the estimated fair value over net asset carrying value with the Dispute and Investigative Services, International Consulting and Economic Consulting segments having the smallest excess at approximately 10%. Our International Consulting fair value may be more sensitive to volatility in the future due to its smaller size, assumed higher growth rates, involvement in emerging markets and exposure to multiple markets outside the United States. The higher growth rates are based on our ability to leverage current and future investments and other factors which may be beyond our control. Additionally, certain markets within the reporting unit have been adversely impacted by recent government spending reductions in the United Kingdom and aggressive recruiting of our consultants, resulting in poor operating performance and the impairment of certain intangible assets as described above. The Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value depends on various factors including the success of those acquisitions and the ability to leverage our recent investments. The Economic Consulting reporting unit fair value also assumes higher growth rates and is subject to volatility due to its smaller size. The Dispute and Investigative Services reporting unit is our largest and its fair value will depend on its ability to achieve successful profitable growth.

As we review our portfolio of services in the future, we may exit certain markets or reposition certain service offerings within our business. Consistent with past evaluations, further evaluations may result in our redefining our operating segments and may impact a significant portion of one or more of our reporting units. As noted above, if such actions occur, they may be considered triggering events that would result in our performing an interim impairment test of our goodwill and an impairment test of our intangible assets.

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

The fair value measurements used for our goodwill impairment testing use significant unobservable inputs which reflect our own assumptions about the inputs that market participants would use in measuring fair value including risk considerations. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other things.

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

Income Taxes

We account for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our effective tax rate. We generated a taxable loss in the United Kingdom during 2010 and have net deferred tax assets of approximately $1.6 million as of December 31, 2010. We have not recorded a valuation allowance against the United Kingdom deferred tax assets, because we believe it is more likely than not that such deferred tax assets are recoverable from future results of operations. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate.

We account for uncertainty in income taxes utilizing a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. Measurement of tax positions requires management judgment related to the uncertainty in income taxes and could impact our effective tax rate.

Other Operating Costs (benefit) — Office Consolidation

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

Recent Accounting Pronouncements

Recently Issued Standards

In December 2010, the Financial Accounting Standards Board issued guidance to clarify the acquisition date that should used for reporting the pro forma financial information disclosures required by Topic 805 — Business Combinations, when comparative financial statements are presented. The update also requires additional disclosures of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This update is effective for acquisitions made in the first fiscal year beginning after December 15, 2010; however, earlier adoption is permitted. We will adjust our disclosures as necessary after adoption.

In March 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for fiscal years beginning on or after June 15, 2010; however, earlier adoption is permitted. We will adopt this guidance effective January 1, 2011 and the impact on our statements of financial position, results of operations or cash flow is not expected to be material.

In September 2009, the Financial Accounting Standards Board issued guidance on revenue recognition which changes the criteria required to separate deliverables into separate units of accounting when they are sold in bundled arrangements. Previously entities were required to have vendor-specific objective evidence of fair value or other third-party evidence of fair value. The elimination of these requirements to separate deliverables into separate units of accounting will put more focus on a vendor’s assessment of whether delivered items in multiple element arrangements have standalone value. The update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier adoption is permitted. We will adopt this guidance effective January 1, 2011 and the impact on our statements of financial position, results of operations or cash flow is not expected to be material.

Recently Adopted Standards

In August 2009, the Financial Accounting Standards Board issued guidance to clarify the fair value measurement of liabilities when a quoted price in an active market for the identical liability is not available and identifies certain valuation techniques to use when measuring the fair value of such a liability. It also clarifies that no separate input is required relating to the existence of a restriction that prevents the transfer of the liability. Adoption of this guidance did not have a material impact on our statements of financial position, results of operations or cash flow.

In May 2009, the Financial Accounting Standards Board issued guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009. In accordance with this guidance, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

In April 2009, the Financial Accounting Standards Board issued guidance requiring disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The amendment is effective for all reporting periods ending after June 15, 2009. Note 16 — Fair Value to the notes to our consolidated financial statements provides additional required disclosure.

In April 2009, the Financial Accounting Standards Board issued guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasized that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of the multiple valuation techniques may be appropriate. The guidance is effective for interim and annual periods ending after June 15, 2009. Adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board issued guidance to require that assets acquired and liabilities assumed in a business combination arising from contingencies be recognized at fair value if fair value can be reasonably estimated. On June 1, 2009, the effective date, we adopted this guidance and as such impacted how we recorded our acquisitions after this date. See Note 3-Acquisitions to the notes to our consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued guidance requiring enhanced disclosure regarding an entity’s use of derivative instruments, how they are accounted for and their effect on the entity’s financial position, financial performance and cash flows. We adopted the provisions of this amendment as of January 1, 2009.

In December 2007, the Financial Accounting Standards Board issued guidance which changes certain aspects for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. Contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled. The guidance also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, our adoption on January 1, 2009 has impacted and will impact all our acquisitions on or after that date.

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

As of December 31, 2010, borrowings under our credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fixed $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010 through May 31, 2012. In March 2010, we entered into two interest rate swap agreements of equal amounts with two different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.45% beginning July 1, 2010 through May 31, 2012. On June 30, 2010, our $165.0 million notional amount interest rate swap matured. As of December 31, 2010, our interest rate swaps effectively fixed our LIBOR base rate on $90.0 million of our debt. Based on borrowings under the credit agreement at December 31, 2010 and after giving effect to the impact of our interest rate swap agreements, our interest rate exposure is limited to $113.0 million of debt, and each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense.

At December 31, 2010, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2010, we had net assets of approximately $76.3 million with a functional currency of the UK Pound Sterling and $29.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At December 31, 2010, we had net assets denominated in the non-functional currency of approximately $4.9 million. As a result, a ten percent change in the value of the local currency would result in a $0.5 million currency gain or loss in our results of operations.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements are in this report as pages F-1 through F-39. An index to such information appears on page 49.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(1)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(2)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. In the course of its evaluation, management concluded that we maintained effective control over financial reporting as of December 31, 2010.

KPMG LLP, the registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting.

(3)	Changes in Internal Control over Financial Reporting

Except as described below, there has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new ERP system. The first phase of the implementation was completed during the third quarter of 2010 and included implementing new modules related to our general ledger, accounts payable and human capital systems. During the period, legacy operating and financial information was migrated to the new ERP system, which resulted in the modification of certain controls, procedures and processes. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We also conduct extensive post-implementation monitoring and testing of the effectiveness of internal controls over financial reporting, and we have not experienced any significant internal control issues in connection with the implementation or operation of the new ERP system. We plan to continue to replace our legacy systems with the new ERP system functionality over the next several years.

Item 9B.	Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

We have audited Navigant Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and the financial statement schedule as listed in the accompanying index, and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/  KPMG LLP

Chicago, Illinois
February 18, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders scheduled to be held on April 25, 2011 (the “2011 Proxy Statement”) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item is included under the heading “Stock Ownership of Directors, Executive Officers and Principal Holders” in the 2011 Proxy Statement and is incorporated herein by reference.

See Item 5 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

a. Exhibits:

Exhibit
No.		Description

2	.1*	Purchase and Sale Agreement, dated as of April 18, 2008, by and among Navigant Consulting, Inc., Chicago Partners, L.L.C. and certain members of Chicago Partners, L.L.C. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2008).
2	.2*	Asset Purchase Agreement, dated as of May 14, 2010, among Navigant Consulting, Inc., Daylight Forensic & Advisory LLC, Daylight Forensic & Advisory LTD, the members of Daylight Forensic & Advisory LLC and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2010).
3.1		Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 333-09019) filed with the SEC on July 26, 1996).
3.2		Amendment No. 1 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997).
3.3		Amendment No. 2 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 99.1 to our Form 8-A filed with the SEC on July 20, 1999).
3.4		Amendment No. 3 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).
3.5		By-Laws of Navigant Consulting, Inc., as amended on July 25, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2007).
3.6		Amendment to By-Laws of Navigant Consulting, Inc., effective December 16, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2010).
10	.1†	Navigant Consulting, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10	.2†	Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Notice and Proxy Statement filed with the SEC on March 28, 2007).
10	.3†	First Amendment to the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2008).
10	.4†	Second Amendment of the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of December 18, 2009 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).
10	.5†	Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002).
10	.6†	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan, effective as of April 16, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2007).

Exhibit
No.		Description

10	.7†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (incorporated by reference to Exhibit A to our Definitive Notice and Proxy Statement filed with the SEC on March 27, 2006).
10	.8†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).
10	.9†	Second Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of December 31, 2009 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009).
10	.10†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).
10	.11†	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).
10	.12†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).
10	.13†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).
10	.14†	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).
10	.15†	Amended and Restated Employment Agreement, effective as of December 19, 2008, between Navigant Consulting, Inc. and Julie M. Howard (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).
10	.16†	Employment Agreement, dated as of November 10, 2008, between Navigant Consulting, Inc. and Thomas A. Nardi (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2008).
10	.17†	First Amendment to Employment Agreement between Thomas A. Nardi and Navigant Consulting, Inc., effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).
10	.18†	Employment Agreement, dated as of November 3, 2008, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 22, 2008).
10	.19†	First Amendment to Employment Agreement between Monica M. Weed and Navigant Consulting, Inc., effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).
10.20		Fourth Amended and Restated Credit Agreement, dated as of May 31, 2007, among Navigant Consulting, Inc., the foreign borrowers identified therein, certain subsidiaries of Navigant Consulting, Inc. identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 31, 2007).
10.21		First Amendment to Fourth Amended and Restated Credit Agreement, dated as of May 31, 2007, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.
21.1		Significant Subsidiaries of Navigant Consulting, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit
No.	Description

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101††	Interactive Data file.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted but will be provided supplementally to the Commission upon request.

†	Indicates a management contract or compensatory plan or arrangement.

††	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/s/ DAVID E. WARTNER David E. Wartner	Vice President and Controller (Principal Accounting Officer)	February 18, 2011

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	February 18, 2011

/s/ CYNTHIA A. GLASSMAN Cynthia A. Glassman	Director	February 18, 2011

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 18, 2011

/s/ PETER B. POND Peter B. Pond	Director	February 18, 2011

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 18, 2011

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	February 18, 2011

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 18, 2011

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. (the “Company”) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
February 18, 2011

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,981	$49,144
Accounts receivable, net	179,058	163,608
Prepaid expenses and other current assets	19,697	16,374
Deferred income tax assets	18,749	19,052

Total current assets	219,485	248,178
Property and equipment, net	38,903	42,975
Intangible assets, net	23,194	30,352
Goodwill	561,002	485,101
Other assets	26,451	13,639

Total assets	$869,035	$820,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,900	$8,203
Accrued liabilities	7,936	8,664
Accrued compensation-related costs	72,639	69,751
Income taxes payable	2,306	—
Term loan — current	18,397	12,375
Other current liabilities	43,401	34,441

Total current liabilities	155,579	133,434

Non-current liabilities:
Deferred income tax liabilities	42,274	37,096
Other non-current liabilities	25,907	23,923
Bank debt — non-current	33,695	—
Term loan — non-current	150,859	207,000

Total non-current liabilities	252,735	268,019

Total liabilities	408,314	401,453

Stockholders’ equity:
Common stock, $.001 par value per share; 150,000 shares authorized; 50,137 and 48,651 shares issued and outstanding at December 31, 2010 and 2009	61	60
Additional paid-in capital	564,214	559,368
Treasury stock	(206,162)	(218,798)
Retained earnings	115,243	91,186
Accumulated other comprehensive loss	(12,635)	(13,024)

Total stockholders’ equity	460,721	418,792

Total liabilities and stockholders’ equity	$869,035	$820,245

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues before reimbursements	$623,461	$636,748	$727,062
Reimbursements	80,199	70,491	83,578

Total revenues	703,660	707,239	810,640
Cost of services before reimbursable expenses	418,523	416,545	444,035
Reimbursable expenses	80,199	70,491	83,578

Total costs of services	498,722	487,036	527,613
General and administrative expenses	121,685	129,048	155,378
Depreciation expense	14,457	17,600	17,302
Amortization expense	12,368	13,014	16,386
Other operating costs (benefit):
Office consolidation	(900)	8,810	5,207
Intangible assets impairment	7,307	—	—

Operating income	50,021	51,731	88,754
Interest expense	10,704	15,076	20,146
Interest income	(1,309)	(1,211)	(1,182)
Other income, net	(567)	(182)	(62)

Income before income tax expense	41,193	38,048	69,852
Income tax expense	17,136	16,101	29,795

Net income	$24,057	$21,947	$40,057

Basic net income per share	$0.49	$0.46	$0.86
Shares used in computing income per basic share	49,405	48,184	46,601
Diluted net income per share	$0.48	$0.44	$0.83
Shares used in computing income per diluted share	50,447	49,795	48,285

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Common				Other		Total
	Common	Treasury	Stock	Additional	Deferred	Treasury	Comprehensive		Stock
	Stock	Stock	Par	Paid-In	Stock	Stock	Income	Retained	-holders’
	Shares	Shares	Value	Capital	Issuance	Cost	(Loss)	Earnings	Equity
	(In thousands)

Balance at December 31, 2007	58,106	(12,306)	$58	$546,870	$2,847	$(242,302)	$6,098	$29,182	$342,753
Comprehensive income (loss)	—	—	—	—	—	—	(35,289)	40,057	4,768
Issuances of common stock related to business combinations	—	558	—	(2,003)	(1,853)	10,989	—	—	7,133
Fair value adjustment of shares issued in acquisitions	—	—	—	(6,844)	—	—	—	—	(6,844)
Other issuances of common stock	548	12	1	6,407	—	242	—	—	6,650
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	567	—	—	—	—	567
Issuances of restricted stock, net of forfeitures	401	—	—	(1,350)	—	—	—	—	(1,350)
Share-based compensation expense	—	—	—	12,090	(9)	—	—	—	12,081

Balance at December 31, 2008	59,055	(11,736)	$59	$555,737	$985	$(231,071)	$(29,191)	$69,239	$365,758
Comprehensive income	—	—	—	—	—	—	16,167	21,947	38,114
Issuances of common stock related to business combinations	—	596	1	(3,921)	(985)	11,899	—	—	6,994
Other issuances of common stock	315	20	—	2,799	—	374	—	—	3,173
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	(1,314)	—	—	—	—	(1,314)
Issuances of restricted stock, net of forfeitures	401	—	—	(1,411)	—	—	—	—	(1,411)
Share-based compensation expense	—	—	—	7,478	—	—	—	—	7,478

Balance at December 31, 2009	59,771	(11,120)	$60	$559,368	$—	$(218,798)	$(13,024)	$91,186	$418,792
Comprehensive income	—	—	—	—	—	—	389	24,057	24,446
Issuances of common stock related to business combinations	—	641	1	(5,124)	—	12,463	—	—	7,340
Other issuances of common stock	633	10	—	3,284	—	173	—	—	3,457
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	654	—	—	—	—	654
Issuances of restricted stock, net of forfeitures	202	—	—	(723)	—	—	—	—	(723)
Share-based compensation expense	—	—	—	6,755	—	—	—	—	6,755

Balance at December 31, 2010	60,606	(10,469)	$61	$564,214	$—	$(206,162)	$(12,635)	$115,243	$460,721

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
		(In thousands)

Cash flows from operating activities:
Net income	$24,057	$21,947	$40,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,457	17,600	17,302
Depreciation expense-office consolidation	—	1,285	2,534
Amortization expense	12,368	13,014	16,386
Share-based compensation expense	6,755	7,478	11,839
Accretion of interest expense	944	887	996
Deferred income taxes	3,773	6,366	(4,461)
Allowance for doubtful accounts receivable	8,211	15,053	20,292
Intangible assets impairment	7,307	—	—
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(23,990)	(4,631)	4,280
Prepaid expenses and other assets	(16,146)	1,088	(12,708)
Accounts payable	2,742	(344)	1,442
Accrued liabilities	(110)	(989)	(159)
Accrued compensation-related costs	3,003	(3,305)	5,268
Income taxes payable	2,371	1,063	(2,621)
Other liabilities	(3,974)	979	(8,744)

Net cash provided by operating activities	41,768	77,491	91,703

Cash flows from investing activities:
Purchases of property and equipment	(11,959)	(17,641)	(7,398)
Acquisitions of businesses, net of cash acquired	(62,370)	(12,875)	(54,222)
Payments of acquisition liabilities	(2,750)	(3,821)	(3,154)
Other, net	—	28	(865)

Net cash used in investing activities	(77,079)	(34,309)	(65,639)

Cash flows from financing activities:
Issuances of common stock	3,457	3,173	6,650
Payments of notes payable	—	(4,482)	(5,976)
Repayments to banks, net of borrowings	34,441	(12,313)	(11,456)
Payments of term loan	(50,119)	(2,250)	(2,250)
Other, net	494	(1,009)	(283)

Net cash used in financing activities	(11,727)	(16,881)	(13,315)

Effect of exchange rate changes on cash	(125)	(291)	(1,271)

Net increase (decrease) in cash and cash equivalents	(47,163)	26,010	11,478
Cash and cash equivalents at beginning of the year	49,144	23,134	11,656

Cash and cash equivalents at end of the year	$1,981	$49,144	$23,134

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

We are an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Professional services include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to governmental agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.

We are headquartered in Chicago, Illinois and have offices in various cities within the United States, as well as offices in the United Kingdom, Canada, Hong Kong, and Dubai. Our non-U.S. subsidiaries, in the aggregate, represented approximately 13%, 16% and 17% of our total revenues in 2010, 2009 and 2008, respectively.

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

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2010 and 2009 based upon the short-term nature of the assets and liabilities. As noted below, we maintain interest rate derivatives which are recorded at fair value.

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

In addition, some of our operating leases contain exit clauses, which include termination fees associated with exiting a lease prior to the expiration of the lease term. We record termination obligations when we give notice to the landlord that we have elected the termination clause of such agreement.

Notes Receivable and Prepaid Signing and Retention Bonuses

We grant and pay sign-on and retention bonuses to attract and retain highly-skilled professionals. Generally, we require grantees to sign incentive recovery agreements, which obligate the grantees to fulfill a service term, typically between two to five years. If such service term is not fulfilled, the monetary equivalent of the uncompleted service term is required to be paid back to us. We record paid sign-on and retention bonuses to prepaid expenses and other assets and the bonuses are amortized as compensation expense over the service period as defined by the incentive recovery agreements. Certain sign-on and retention bonus of relatively low amounts are expensed to compensation expense when paid.

We also issue notes receivable in the form of unsecured forgivable loans to recruit and retain highly-skilled professionals. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, typically between three to five years, so long as the professionals continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans and accrued interest is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate and is recorded as interest income.

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

We do not amortize goodwill. Goodwill is tested for impairment at least annually during our second quarter. We also review goodwill and long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that it is more likely than not that the fair value has fallen below the carrying amount of an asset. We consider elements and other factors including, but not limited to, changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. Our impairment testing and reviews may be impacted by, among other things, our expected operating performance, market valuation of comparable companies, ability to retain key personnel,

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in operating segments and competitive environment. A decline in the estimated fair value of our reporting units or other long term assets could result in impairment charges.

We review our intangible asset values on a periodic basis. During 2010, we recorded an intangible assets impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. Certain markets within the International Consulting segment have experienced weaker revenues before reimbursements throughout 2010. The public services market was negatively impacted by significant reductions in public spending as a result of a change in government in the United Kingdom. In response to these reductions, we continued to implement cost reduction plans throughout the fourth quarter of 2010 as the severity and speed of the spending cuts was greater than our initial expectations. In addition, our financial services market experienced aggressive recruiting of our consultants larger competitors, particularly impacting the fourth quarter results, as the financial services consulting markets recovered from recent disruptions in the United Kingdom. As a result of the events above and in connection with our annual planning process, we lowered the expected future growth rates and profit margins for these market segments. These events and the resulting lower cash flows from these markets required us to review the recoverability of the related intangible assets. During our review of intangible asset values, we determined that the carrying value of the intangible assets relating to the public services and financial service areas were not recoverable.

The goodwill impairment test is performed using a two step, fair value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in the accounting standard for goodwill and other intangible assets which are the same as our operating segments. As of December 31, 2010, we have six operating segments which are also considered to be our reporting units as defined by the accounting standard for goodwill, as follows: Healthcare, Energy and Other Business Consulting, which comprise our Business Consulting Services reporting segment; Dispute and Investigative Services; International Consulting; and Economic Consulting.

During the first step, we determine the fair value of each reporting unit using estimated future cash flows and terminal values. Considerable management judgment is required to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The achievement of such internal projections and operating plans will be impacted by the overall economic environment, among other factors. The estimated fair value of our six reporting units is subject to, among other things, changes in our estimated business future growth rate, profit margin, long term outlook, market valuations of comparable companies, the ability to retain key personnel, changes in operating segments, competitive environment and weighted average cost of capital.

During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in an increase in the number of our operating segments from four to six and the repositioning of certain service offerings between the segments. In connection with these changes during the first quarter of 2010, we completed an interim impairment test of our goodwill balances. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

Our annual goodwill impairment test was completed in the second quarter of 2010 and was completed based on our six reporting units. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2010, our average stock price traded near or below our book value for a prolonged period of time. Additionally, we recorded an intangible assets impairment charge of $7.3 million, relating to certain customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. As a result of these factors, we completed an interim impairment test of our goodwill balances as of November 30, 2010. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

As of our November 30, 2010 analysis, the excess of estimated fair value over net asset carrying value of our reporting units was lower than our previous goodwill analyses and approximated 20% for Healthcare and Energy; 10% for Dispute and Investigative Services, International Consulting and Economic Consulting; and 75% for Other Business Consulting Services. In determining estimated fair value of our reporting units, we generally used internal projections completed during our annual planning process. The key assumptions reflected profit margin improvement that was generally consistent with our longer term historical performance, revenue growth rates that were higher than our peer group in the near term, discount rates that were determined based on comparables for our peer group and cost of capital that was based on company averages. In general, growth rates used in our November 30, 2010 analysis were lower than our prior goodwill analysis except for the International Consulting and Economic Consulting reporting units, which have had recent strategic senior practitioner additions, and the profit margin expectations used in our November 30, 2010 analysis for all reporting units were lower than those used in our prior goodwill analysis, particularly in the International Consulting reporting unit. Our fair value estimates were made as of the date of our analysis and are subject to change.

As the excess of estimated fair value over the net asset carrying value of our reporting units decreases, there is increased risk that the second step of the goodwill impairment test will be required, and that goodwill impairment could result. All of our reporting units experienced a decrease in the estimated fair value over net asset carrying value with the Dispute and Investigative Services, International Consulting and Economic Consulting segments having the smallest excess at approximately 10%. Our International Consulting fair value may be more sensitive to volatility in the future due to its smaller size, assumed higher growth rates, involvement in emerging markets and exposure to multiple markets outside the United States. The higher growth rates are based on our ability to leverage current and future investments and other factors which may be beyond our control. Additionally, certain markets within the reporting unit have been adversely impacted by recent government spending reductions in the United Kingdom and aggressive recruiting of our consultants, resulting in poor operating performance and the impairment of certain intangible assets as described above. The Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value depends on various factors including the success of those acquisitions and the ability to leverage our recent investments. The Economic Consulting reporting unit fair value also assumes higher growth rates and is subject to volatility due to its smaller size. The Dispute and Investigative Services reporting unit is our largest and its fair value will depend on its ability to achieve successful profitable growth.

As we review our portfolio of services in the future, we may exit certain markets or reposition certain service offerings within our business. Consistent with past evaluations, further evaluations may result in our redefining our operating segments and may impact a significant portion of one or more of our reporting units. As noted above, if such actions occur, they may be considered triggering events that would result in our performing an interim impairment test of our goodwill and an impairment test of our intangible assets.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value measurements used for our goodwill impairment testing use significant unobservable inputs which reflect our own assumptions about the inputs that market participants would use in measuring fair value including risk considerations. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other things.

Revenue Recognition

We recognize revenues as the related professional services are provided. In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present. Usually we account for the fees as one unit of accounting as we do not have fair value evidence for individual tasks or milestones. There are also client engagements where we are paid a fixed amount for our services. The recording of these fixed revenue amounts requires us to make an estimate of the total amount of work to be performed and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable, or (iii) the straight-line method over the term of the arrangement. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenue from business referral fees or commissions on certain contractual outcomes. Such revenues may cause unusual variations in quarterly revenues and operating results. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In connection with certain acquisitions, we are contractually obligated to issue a fixed dollar amount of shares of our common stock. The number of shares to be issued is based on the trading price of our common stock at the time of issuance. We record such obligations as current and non-current liabilities based on the due dates of the obligations.

Income Taxes

Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during 2010, 2009 or 2008.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

Treasury stock transactions are recorded at cost and reissuance of treasury stock is recorded using the average cost.

Foreign Currency Translation

The balance sheets of our foreign subsidiaries are translated into United States dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign exchange transactions are recorded in the consolidated statements of income. Such amounts were not significant during 2010, 2009 or 2008.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate term loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income. Such instruments are recorded at fair value, and at December 31, 2010, the net fair value approximated a liability of $1.5 million which was included in other current liabilities. Changes in fair value, as calculated are recorded in other comprehensive income (see Note 11 — Comprehensive Income) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of income. The differentials to be received or paid under the instruments are recognized in income over the life of the contract as adjustments to interest expense. During 2010, 2009 and 2008, we recorded no gain or loss due to ineffectiveness and recorded $4.8 million, $7.4 million and $3.0 million, respectively, in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2010, we expect to record expense of approximately $1.0 million related to these instruments in 2011.

Accounting for Acquisitions

In December 2007, guidance was issued which changes certain aspects for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. Contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled. The guidance also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, our adoption on January 1, 2009 impacts all our acquisitions on or after that date.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and unrealized net loss on the interest rate derivatives. It is presented in the consolidated statements of stockholders’ equity.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

2010 Acquisitions

On October 1, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. for approximately $37.0 million, which consisted of $28.0 million in cash paid at closing, $2.0 million in restricted common stock issued at closing and $7.0 million in deferred payments. The restricted stock and deferred payments were recorded at fair value in other current and non-current liabilities. The deferred payments are payable in cash in two equal installments on the first and second anniversaries of the closing date. In addition, EthosPartners can earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $5.6 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the year ended December 31, 2010. The additional purchase price payments, if earned, would be payable approximately 90 days after the end of the year in which the performance targets were attained. As part of the purchase price allocation, we recorded $6.4 million in identifiable intangible assets and $35.6 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.

We acquired EthosPartners to enhance our healthcare practice. EthosPartners is a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. This acquisition included 180 consulting professionals and has been integrated into our Business Consulting Services segment.

On May 14, 2010, we acquired the assets of Daylight Forensic & Advisory LLC, located in New York, New York for approximately $40.0 million, which consisted of $29.9 million in cash paid at closing and $10.0 million, recorded in other current liabilities, to be paid in cash on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.5 million in identifiable intangible assets and $35.2 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.

We acquired Daylight to enhance our investigative service offerings and to add significant presence in the New York market. Daylight is a consulting and investigative firm specializing in regulatory compliance and fraud risk management, with extensive capabilities in anti-money laundering and Foreign Corrupt Practices Act related matters. This acquisition included 65 consulting professionals and has been integrated into our Dispute and Investigative Services segment.

On January 20, 2010, we acquired the assets of Empiris, LLC, located in Washington, D.C. for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, recorded in other current and non-current liabilities, to be paid in cash in two equal installments on December 31, 2010 and January 3, 2012. On December 31, 2010, we paid the first cash installment of $0.8 million. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012 and will be payable in March of the year following the year such performance targets are attained. We expect to pay approximately $0.2 million of this consideration in March of 2011. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the year ended December 31, 2010. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired Empiris to enhance our Economic Consulting segment. Empiris provides significant expertise and growth opportunities in our Washington, D.C. market by servicing relevant governmental agencies,

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporations and law firms. This acquisition consisted of nine professionals and has been integrated into our Economic Consulting segment.

2009 Acquisitions

On December 31, 2009, we acquired the assets of Summit Blue Consulting, LLC for $13.0 million, which consisted of $11.0 million in cash paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of the closing. On December 31, 2010, we paid the first cash installment of $1.0 million. As part of the purchase price allocation, we recorded $2.6 million in identifiable intangible assets and $10.4 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired Summit Blue to expand and complement our energy practice with new service lines to our clients. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, consisted of approximately 60 consultants and was integrated into our Business Consulting Services segment.

On February 23, 2009, we acquired assets of Morse PLC’s Investment Management Consulting Business from Morse PLC located in the United Kingdom for $1.9 million in cash paid at closing. As part of the purchase price allocation, we recorded $0.4 million in identifiable intangible assets and $1.6 million in goodwill, which included a deferred tax adjustment of $0.1 million. This acquisition consisted of 26 consulting professionals and has been included in the International Consulting segment.

2008 Acquisitions

On December 31, 2008, we acquired the assets of The Bard Group, LLC for $7.2 million, which consisted of $4.6 million in cash and $0.6 million of our common stock paid at closing and two deferred cash payments of $1.0 million each, due on the first and second anniversaries of closing. On December 31, 2009 and 2010 we paid each of the deferred cash payments of $1.0 million. The common stock and deferred cash payments were recorded at fair value at closing for $0.5 million and $1.9 million, respectively. We acquired assets of $0.7 million and assumed liabilities of $0.7 million. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.4 million in goodwill. Bard provided physician leadership and performance improvement services in the healthcare industry. We acquired Bard to enhance our healthcare practice in the area of providing integration strategy, service line development, and performance excellence. Bard was comprised of 25 consulting professionals located in Boston, Massachusetts at the time of acquisition and was integrated into our Business Consulting Services segment.

On May 1, 2008, we acquired the assets of Chicago Partners, L.L.C. for $73.0 million, which consisted of $50.0 million in cash paid at closing and $23.0 million in our common stock (which was recorded at fair value for $21.0 million at closing). The common stock will be paid in four equal installments of $5.8 million. As of December 31, 2010, we have one installment of $5.8 million to be issued on May 1, 2011. We acquired assets of $16.7 million, including $15.8 million in accounts receivable and assumed liabilities of $7.0 million. We paid $0.5 million in acquisition-related costs. We recorded $2.8 million of liabilities for obligations related to lease exit costs for office space assumed in the acquisition. The obligation recorded for real estate lease exit costs was based on foregone rent payments for the remainder of the lease term less assumed sublease income. As of December 31, 2009, we have secured a subtenant for a portion of the total office space assumed in the acquisition. As part of the original purchase price allocation, we recorded $4.3 million in identifiable intangible assets and $61.6 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the closing date, we may pay up to $27.0 million of additional purchase consideration based on the Chicago Partners business achieving certain post-closing performance targets during the periods from closing to December 31, 2008 and in calendar years 2009, 2010 and 2011. If earned, the additional purchase consideration would be payable 75% in cash and 25% in our common stock. The additional purchase price payments, if any, will be payable in March of the year following the year in which such performance targets are attained. Any additional purchase price consideration payments will be recorded as goodwill when the contingencies regarding attainment of performance targets are resolved. As of December 31, 2008, we recorded a liability for additional purchase price payments of approximately $3.0 million associated with additional purchase consideration earned during 2008. During the three months ended March 31, 2009, we made an additional purchase price payment of $2.3 million based on 2008 performance and accordingly adjusted the $3.0 million accrual for earnout payments recorded at December 31, 2008 to $2.3 million at March 31, 2009, which also impacted goodwill. For 2009 and 2010, Chicago Partners did not attain the required performance targets and therefore did not earn any additional purchase price consideration. As a result, as of December 31, 2010, there were no adjustments to goodwill and purchase price obligations related to 2009 and 2010 earnout considerations.

We acquired Chicago Partners to expand our product offerings to our clients. Chicago Partners provides economic and financial analyses of legal and business issues principally for law firms, corporations and governmental agencies. Chicago Partners had approximately 90 consultants at the time of acquisition. Chicago Partners is managed and resources are allocated based on its results and as such, operates under a fourth operating segment referred to as “Economic Consulting.”

Accounting for Acquisitions

All of our business acquisitions described above have been accounted for by the purchase method of accounting for business combinations and, accordingly, the results of operations have been included in our consolidated financial statements since the dates of the acquisition. As discussed in Note 2 — Summary of Significant Accounting Policies, we changed our method of accounting for business combinations as of January 1, 2009.

Pro Forma Information

The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the 2009 and 2010 acquisitions noted above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the Year Ended December 31,
	2010	2009

Total revenues	$741,165	$787,446
Net income	$25,337	$21,049
Basic net income per share	$0.51	$0.44
Diluted net income per share	$0.50	$0.42

4.	SEGMENT INFORMATION

Our business is organized in four reporting segments — Dispute and Investigative Services, Business Consulting Services, International Consulting, and Economic Consulting. The Economic Consulting segment was added in 2008 in connection with our acquisition of Chicago Partners on May 1, 2008. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. Prior year comparative segment data has been restated to be consistent with the current presentation. Our business is managed and resources are allocated on the basis of the six operating segments.

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, governmental entities and law firms. Beginning as of the first quarter of 2010, the reporting segment has been comprised of three operating segments, Energy, Healthcare and Other Business Consulting. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets and the Other Business Consulting operating segment provides operations advisory, valuation and restructuring services to clients in the financial services and other markets.

The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite and corporate management, governmental entities and law firms.

The Economic Consulting reporting segment provides economic and financial analyses of complex legal and business issues principally for law firms, corporations and governmental agencies. Expertise includes areas such as antitrust, corporate finance and governance, bankruptcy, intellectual property, investment banking, labor market discrimination and compensation, corporate valuation and securities litigation.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenue less cost of services excluding long-term compensation expense related to consulting personnel. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the segment operations have been summarized as follows (shown in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Revenues before reimbursements:
Dispute and Investigative Services	$251,612	$276,646	$324,458
Business Consulting Services	247,984	242,255	290,257
International Consulting	56,620	66,361	76,605
Economic Consulting	67,245	51,486	35,742

Total revenues before reimbursements	$623,461	$636,748	$727,062

Total revenues:
Dispute and Investigative Services	$273,667	$302,424	$356,524
Business Consulting Services	285,085	269,778	329,550
International Consulting	71,364	79,612	87,673
Economic Consulting	73,544	55,425	36,893

Total revenues	$703,660	$707,239	$810,640

Segment operating profit:
Dispute and Investigative Services	$97,464	$112,594	$143,870
Business Consulting Services	84,704	84,428	115,280
International Consulting	10,715	16,036	22,606
Economic Consulting	23,032	18,173	14,121

Total combined segment operating profit	215,915	231,231	295,877

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	121,685	129,048	155,378
Depreciation expense	14,457	17,600	17,302
Amortization expense	12,368	13,014	16,386
Long term compensation expense related to consulting personnel (including share-based compensation)	10,977	11,028	12,850
Other operating expenses, net	6,407	8,810	5,207

Operating income	50,021	51,731	88,754
Other expense, net	8,828	13,683	18,902

Income before income tax expense	$41,193	$38,048	$69,852

Long term compensation expense related to consulting personnel includes share-based compensation expense and compensation expense attributed to forgivable loans (see Note 9 — Supplemental Consolidated Balance Sheet Information).

We recorded other operating expenses, net of $6.4 million, $8.8 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, which were not allocated to segment operating costs (see Note 13 — Other Operating Costs (benefit) for a description of such costs).

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets by segment were as follows (shown in thousands):

	December 31,
	2010	2009

Dispute and Investigative Services	$343,531	$304,824
Business Consulting Services	263,465	212,872
International Consulting	69,539	86,804
Economic Consulting	86,719	74,561
Unallocated assets	105,781	141,184

Total assets	$869,035	$820,245

Geographic data

Total revenue and assets by geographic region were as follows (shown in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Total revenue:
United States	$609,389	$592,663	$676,610
United Kingdom	70,835	80,021	93,567
All other	23,436	34,555	40,463

Total	$703,660	$707,239	$810,640

	December 31,	December 31,
	2010	2009

Total assets:
United States	$731,828	$658,398
United Kingdom	103,085	119,996
All other	34,122	41,851

Total	$869,035	$820,245

5.	GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2010	2009

Goodwill	$566,427	$490,526
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	561,002	485,101
Intangible assets:
Customer lists and relationships	71,153	63,697
Non-compete agreements	20,994	19,701
Other	23,521	19,589

Intangible assets, at cost	115,668	102,987
Intangible assets impairment	(7,307)	—
Less — accumulated amortization	(85,167)	(72,635)

Intangible assets, net	23,194	30,352

Goodwill and intangible assets, net	$584,196	$515,453

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We do not amortize goodwill. Goodwill is tested for impairment at least annually during our second quarter. We also review goodwill and long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that it is more likely than not that the fair value has fallen below the carrying amount of an asset. We consider elements and other factors including, but not limited to, changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance, and our financial projections. Our impairment testing and reviews may be impacted by, among other things, our expected operating performance, market valuation of comparable companies, ability to retain key personnel, changes in operating segments and competitive environment. A decline in the estimated fair value of our reporting units or other long term assets could result in impairment charges.

We review our intangible asset values on a periodic basis. During 2010, we recorded an intangible assets impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. Certain markets within the International Consulting segment have experienced weaker revenues before reimbursements throughout 2010. The public services market was negatively impacted by significant reductions in public spending as a result of a change in government in the United Kingdom. In response to these reductions, we continued to implement cost reduction plans throughout the fourth quarter of 2010 as the severity and speed of the spending cuts was greater than our initial expectations. In addition, our financial services market experienced aggressive recruiting of our consultants from larger competitors, particularly impacting the fourth quarter results, as the financial services consulting markets recovered from recent disruptions in the United Kingdom. As a result of the events above and in connection with our annual planning process, we lowered the expected future growth rates and profit margins for these market segments. These events and the resulting lower cash flows from these markets required us to review the recoverability of the related intangible assets. During our review of intangible asset values, we determined that the carrying value of the intangible assets relating to the public services and financial service areas were not recoverable.

The goodwill impairment test is performed using a two step, fair value based test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. The impairment test is considered for each reporting unit as defined in the accounting standard for goodwill and other intangible assets which are the same as our operating segments. As of December 31, 2010, we have six operating segments which are also considered to be our reporting units as defined by the accounting standard for goodwill, as follows: Healthcare, Energy and Other Business Consulting, which comprise our Business Consulting Services reporting segment; Dispute and Investigative Services; International Consulting; and Economic Consulting.

During the first step, we determine the fair value of each reporting unit using estimated future cash flows and terminal values. Considerable management judgment is required to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The achievement of such internal projections and operating plans will be impacted by the overall economic environment, among other factors. The estimated fair value of our six reporting units is subject to, among other things, changes in our estimated business future growth rate,

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profit margin, long term outlook, market valuations of comparable companies, the ability to retain key personnel, changes in operating segments, competitive environment and weighted average cost of capital.

During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in an increase in the number of our operating segments from four to six and the repositioning of certain service offerings between the segments. In connection with these changes during the first quarter of 2010, we completed an interim impairment test of our goodwill balances. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

Our annual goodwill impairment test was completed in the second quarter of 2010 and was completed based on our six reporting units. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

During the fourth quarter of 2010, our average stock price traded near or below our book value for a prolonged period of time. Additionally, we recorded an intangible assets impairment charge of $7.3 million, relating to certain customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. As a result of these factors, we completed an interim impairment test of our goodwill balances as of November 30, 2010. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

As of our November 30, 2010 analysis, the excess of estimated fair value over net asset carrying value of our reporting units was lower than our previous goodwill analyses and approximated 20% for Healthcare and Energy; 10% for Dispute and Investigative Services, International Consulting and Economic Consulting; and 75% for Other Business Consulting Services. In determining estimated fair value of our reporting units, we generally used internal projections completed during our annual planning process. The key assumptions reflected profit margin improvement that was generally consistent with our longer term historical performance, revenue growth rates that were higher than our peer group in the near term, discount rates that were determined based on comparables for our peer group and cost of capital that was based on company averages. In general, growth rates used in our November 30, 2010 analysis were lower than our prior goodwill analysis except for the International Consulting and Economic Consulting reporting units, which have had recent strategic senior practitioner additions, and the profit margin expectations used in our November 30, 2010 analysis for all reporting units were lower than those used in our prior goodwill analysis, particularly in the International Consulting reporting unit. Our fair value estimates were made as of the date of our analysis and are subject to change.

As the excess of estimated fair value over the net asset carrying value of our reporting units decreases, there is increased risk that the second step of the goodwill impairment test will be required, and that goodwill impairment could result. All of our reporting units experienced a decrease in the estimated fair value over net asset carrying value with the Dispute and Investigative Services, International Consulting and Economic Consulting segments having the smallest excess at approximately 10%. Our International Consulting fair value may be more sensitive to volatility in the future due to its smaller size, assumed higher growth rates, involvement in emerging markets and exposure to multiple markets outside the United States. The higher growth rates are based on our ability to leverage current and future investments and other factors which may be beyond our control. Additionally, certain markets within the reporting unit have been adversely impacted by recent government spending reductions in the United Kingdom and aggressive recruiting of our consultants, resulting in poor operating performance and the impairment of certain intangible assets as described above. The Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value depends on various factors including the success of those acquisitions and the ability to leverage our

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recent investments. The Economic Consulting reporting unit fair value also assumes higher growth rates and is subject to volatility due to its smaller size. The Dispute and Investigative Services reporting unit is our largest and its fair value will depend on its ability to achieve successful profitable growth.

As we review our portfolio of services in the future, we may exit certain markets or reposition certain service offerings within our business. Consistent with past evaluations, further evaluations may result in our redefining our operating segments and may impact a significant portion of one or more of our reporting units. As noted above, if such actions occur, they may be considered triggering events that would result in our performing an interim impairment test of our goodwill and an impairment test of our intangible assets.

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

The fair value measurements used for our goodwill impairment testing use significant unobservable inputs which reflect our own assumptions about the inputs that market participants would use in measuring fair value including risk considerations. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other things.

On January 1, 2009, we adopted a new accounting standard which emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Various valuation techniques are outlined in the standard, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The adoption of this new accounting standard did not have a material impact on our financial statements.

At December 31, 2010, we had $23.2 million in intangible assets, net of accumulated amortization. Of the $23.2 million balance, $17.1 million related to customer lists and relationships, $1.7 million related to non-compete agreements and $4.4 million related to other intangible assets. As of December 31, 2010, the weighted average remaining life for customer lists and relationships, non-compete agreements and other intangible assets was 4.4 years, 3.4 years and 3.7 years, respectively. As of December 31, 2010, there was no indication of impairment related to our remaining intangible assets. Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives, which approximates the estimated period of consumption.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in carrying values of goodwill and intangible assets (shown in thousands) are as follows:

	For the Year Ended December 31,
	2010	2009

Balance as of the beginning of the period — Goodwill, net	$485,101	$463,058
Goodwill acquired during the period	77,252	12,061
Adjustments to goodwill	(181)	—
Foreign currency translation — Goodwill, net	(1,170)	9,982

Balance as of the end of the period — Goodwill, net	$561,002	$485,101

Balance as of the beginning of the period — Intangible assets, net	$30,352	$38,108
Intangible assets acquired during the period	12,792	2,861
Adjustments to intangible assets	—	(270)
Foreign currency translation — Intangible assets, net	(275)	2,667
Intangible assets impairment	(7,307)	—
Less — amortization expense	(12,368)	(13,014)

Balance as of the end of the period — Intangible assets, net	$23,194	$30,352

For the businesses acquired during the years presented, we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, client lists and relationships, backlog revenue, and trade names.

As of December 31, 2010, goodwill and intangible assets, net of amortization, was $265.1 million for our Dispute and Investigative Services segment, $201.6 million for our Business Consulting Services segment ($119.5 million for our Healthcare operating segment, $69.1 million for our Energy operating segment and $13.0 million for our Other Business Consulting operating segment), $53.2 million for our International Consulting segment and $64.3 million for our Economic Consulting segment. As of December 31, 2009, goodwill and intangible assets, net of amortization, was $227.0 million for our Dispute and Investigative Services segment, $164.9 million for our Business Consulting Services segment, $65.1 million for our International Consulting segment and $58.4 million for our Economic Consulting segment.

Total amortization expense for 2010 was $12.4 million, compared with $13.0 million and $16.4 million for 2009 and 2008, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2010 (shown in thousands):

Year Ending December 31,	Amount

2011	$8,044
2012	5,650
2013	4,049
2014	3,070
2015	1,638
Thereafter	743

Total	$23,194

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	NET INCOME PER SHARE (EPS)

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

The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the Year Ended December 31,
	2010	2009	2008

Common shares outstanding	49,405	48,173	46,522
Business combination obligations payable in a fixed number of shares	—	11	79

Basic shares	49,405	48,184	46,601
Employee stock options	222	350	446
Restricted shares and stock units	117	194	375
Business combination obligations payable in a fixed dollar amount of shares	674	1,029	846
Contingently issuable shares	29	38	17

Diluted shares	50,447	49,795	48,285

For the years ended December 31, 2010, 2009 and 2008, we had outstanding stock options of approximately 627,000, 333,000 and 394,000, respectively, which were excluded from the computation of diluted shares. These were excluded from the diluted share computation because they had exercise prices greater than the average market price and the impact of including these options in the diluted share calculation would have been antidilutive.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2010

As part of an acquisition consummated during 2010, we issued 188,000 shares of our common stock valued at $1.6 million. During the year ended December 31, 2010, we issued 453,000 shares of our common stock in connection with deferred purchase price obligations relating to prior year acquisitions.

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

8.	SHARE-BASED COMPENSATION EXPENSE

Summary

On November 19, 2001, we adopted the Navigant Consulting, Inc, Supplemental Equity Incentive Plan to attract and retain certain middle and senior-level employees and to reward these employees for making major contributions to our success. Our supplemental equity incentive plan only provides for the grant of nonqualified stock options and 0.8 million shares of our common stock are available for issuance under the plan. The supplemental equity incentive plan did not require shareholder approval and therefore, it was not voted on or approved by our shareholders. The supplemental equity incentive plan will terminate on November 19, 2011, and no further awards will be granted under the plan after that date.

On May 4, 2005, our shareholders approved, at the 2005 annual meeting of shareholders, the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan. The purposes of the plan are to (1) align the interests of our shareholders and recipients of awards under the plan, (2) attract and retain officers, other employees, non-employee directors, consultants, independent contractors and agents, and (3) motivate such persons to act in the long-term best interests of our shareholders. The long-term incentive plan provides for awards of stock options, stock appreciation rights, stock awards, including restricted stock, restricted stock units, performance shares and performance share units, and performance unit awards. Under the long-term incentive plan, as amended, a total of 8.0 million shares of our common stock may be issued.

Restricted Stock and Restricted Stock Units Outstanding

As of December 31, 2010, we had 1.4 million shares of restricted stock and restricted stock units outstanding at a weighted average measurement price of $15.52 per share. The measurement price is the market price of our common stock at the date of grant of the restricted stock awards and restricted stock units. The restricted stock awards and restricted stock units were granted under the 2005 Long-Term Incentive Plan.

On March 13, 2007 and April 30, 2007, we issued a total of 1.2 million shares of restricted stock, with an aggregate market value of $22.6 million based on the market value of our common stock price at the grant

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date, to key senior consultants and senior management as part of a key leader incentive program. During March 2010, we modified the vesting terms of the restricted stock awards to provide for 25% annual vesting starting March 2011 and April 2011. The original vesting term was seven years from the grant date, with the opportunity for accelerated vesting over five years based upon the achievement of certain targets related to our consolidated operating performance. We modified the vesting terms of the restricted stock awards in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million in the first quarter of 2010 to share-based compensation expense to align the expense recognition with the amended vesting terms. As of December 31, 2010, approximately 0.6 million of these restricted stock awards remain outstanding and 0.2 million have vested since the grant date.

During 2009, the compensation committee of our board of directors approved a new long-term incentive performance program. The program provides for grants of restricted stock awards and/or cash, based on individual employee elections, to key senior practitioners and senior management, excluding named executive officers, for achievement of certain targets related to our consolidated operating performance. The number of awards granted, if any, will be based on our annual operating performance and will be granted in March of the following year. Any awards made pursuant to this program will have a three year cliff vesting schedule from the grant date. Compensation expense related to this program for the years ended December 31, 2010 and 2009 was not material. As of December 31, 2010, there weren’t any stock awards made under this program.

During 2010, we granted $3.0 million of restricted stock and stock option awards to selected senior management. As part of this award, 163,000 restricted shares were issued, which had a fair value of $2.0 million at the grant date and 166,000 stock options were issued, which had a fair value of $1.0 million at the grant date. The restricted stock and stock option awards vest 33% annually.

The following table summarizes restricted stock activity:

	For the Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Measurement	of Shares	Measurement	of Shares	Measurement
	(000s)	Date Price	(000s)	Date Price	(000s)	Date Price

Restricted stock and equivalents outstanding at beginning of year	1,356	$17.25	1,678	$19.00	2,264	$19.45
Granted	478	11.61	327	12.68	172	17.72
Vested	(265)	16.92	(511)	20.19	(479)	20.02
Forfeited	(120)	16.38	(138)	19.13	(279)	19.43

Restricted stock and equivalents outstanding at end of year	1,449	$15.52	1,356	$17.25	1,678	$19.00

As of December 31, 2010, we had $13.5 million of total compensation costs related to outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately two years.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding restricted stock outstanding:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
	Outstanding	Average	Outstanding	Average
	Shares	Measurement	Shares	Measurement
Range of Measurement Date Prices	(000s)	Date Price	(000s)	Date Price

$0.00 — $9.99	62	$9.25	—	$—
$10.00 — $14.99	587	11.98	294	12.23
$15.00 — $19.99	751	18.49	988	18.50
$20.00 and above	49	20.31	74	20.43

Total	1,449	$15.52	1,356	$17.25

The median measurement price of outstanding restricted shares as of December 31, 2010 and 2009 was $19.57 and $19.76, respectively.

Stock Options Outstanding

As of December 31, 2010, we had 1.1 million stock options outstanding at a weighted average exercise price of $11.95 per share. As of December 31, 2010, 0.7 million stock options were exercisable at a weighted average exercise price of $11.59 per share. As of December 31, 2010, the intrinsic value of the stock options outstanding and stock options exercisable was $1.4 million, based on a market price of $9.20 for our common stock at December 31, 2010.

The following table summarizes stock options:

	For the Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Exercise	of Shares	Exercise	of Shares	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Options outstanding at beginning of year	1,410	$9.33	1,329	$9.24	1,679	$10.10
Granted	202	12.19	267	12.07	10	16.68
Exercised	(494)	4.06	(111)	4.55	(221)	5.33
Forfeited or exchanged	(21)	23.66	(75)	24.40	(139)	26.39

Options outstanding at end of year	1,097	$11.95	1,410	$9.33	1,329	$9.24

Options exercisable at end of year	671	$11.59	1,079	$8.08	1,212	$8.23

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options outstanding:

	December 31, 2010			December 31, 2009
		Weighted	Remaining		Weighted	Remaining
	Outstanding	Average	Exercise	Outstanding	Average	Exercise
	Shares	Exercise	Period	Shares	Exercise	Period
Range of Exercise Prices	(000s)	Price	(Years)	(000s)	Price	(Years)

$0.00 to $9.99	355	$5.37	1.6	850	$4.61	1.5
$10.00 to $14.99	469	12.12	4.3	267	12.07	5.2
$15.00 to $19.99	205	18.89	2.1	205	18.88	3.1
$20.00 and above	68	24.37	0.7	88	24.30	1.5

Total	1,097	$11.95	2.8	1,410	$9.33	2.5

The following table summarizes information regarding stock options exercisable as of December 31, 2010:

		Weighted	Remaining
	Outstanding	Average	Exercise
	Shares	Exercise	Period
Range of Exercise Prices	(000s)	Price	(Years)

$0.00 to $9.99	355	$5.37	1.6
$10.00 to $14.99	68	12.10	4.3
$15.00 to $19.99	180	18.91	2.1
$20.00 and above	68	24.37	0.7

Total	671	$11.59	1.9

The following table summarizes the information regarding stock options outstanding under each plan as of December 31, 2010:

			Shares
			Remaining
		Weighted	Available
	Outstanding	Average	for Future
	Shares	Exercise	Issuances
Plan Category	(000s)	Price	(000s)

Long-Term Incentive Plan	1,040	$12.01	2,445
Supplemental Equity Incentive Plan	57	10.82	245

Total	1,097	$11.95	2,690

Shares issued under our long-term incentive plan are new issuances, and shares issued under our supplemental equity incentive plan are issued from treasury.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Grants

The fair value of each option grant is estimated as of the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option pricing model were as follows:

	2010	2009	2008

Fair value of options granted	$6.03	$5.97	$8.69
Expected volatility	58%	60%	60%
Risk free interest rate	2.6%	2.1%	2.9%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	4.5	4.5	4.5

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeiture based on recipient.

Share-based Compensation Expense

Share-based compensation expense is recorded for restricted stock awards and certain stock options on a straight-line basis over the vesting term based on the fair value at grant date.

Total share-based compensation expense consisted of the following (shown in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Amortization of restricted stock awards	$5,634	$6,378	$10,372
Amortization of stock option awards	989	734	697
Fair value adjustment for variable stock option accounting awards	(29)	(16)	62
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	161	382	950
Other share-based compensation expense	—	—	(242)

Total share-based compensation expense	$6,755	$7,478	$11,839

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

The following table shows the amounts attributable to each category:

	For the Year Ended December 31,
	2010	2009	2008

Cost of services	$3,885	$5,083	$9,087
General and administrative expenses	2,870	2,395	2,752

Total share-based compensation expense	$6,755	$7,478	$11,839

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax benefits recorded in the accompanying consolidated statements of income related to share-based compensation expense for the years ended December 31, 2010, 2009, and 2008 was $2.9 million, $3.2 million, and $5.0 million, respectively, using an effective income tax rate of 43 percent.

During the years ended December 31, 2010, 2009, and 2008, we received $3.5 million, $3.2 million, and $6.6 million, respectively of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2010, 2009, and 2008, we generated excess tax benefits of $1.2 million, $0.1 million, and $1.1 million, respectively, related to employee stock option exercises transactions.

Employee Stock Purchase Plan

On May 3, 2006, at our annual meeting of shareholders, our shareholders approved a new employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 85 percent of the market value. Effective April 1, 2009, we changed the purchase price of our common stock under the plan to be 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During the years ended December 31, 2010, 2009, and 2008, we recorded $0.2 million, $0.4 million and $1.0 million, respectively, related to the discount given on employee stock purchases through our employee stock purchase plan. During the years ended December 31, 2010, 2009, and 2008, we issued 147,000, 223,000 and 340,000 shares, respectively, of our common stock related to this plan.

The maximum number of shares of our common stock remaining as of December 31, 2010 that can be issued under the employee stock purchase plan is 1.4 million shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are issued to employees.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable

The components of accounts receivable as of December 31 were as follows (shown in thousands):

	2010	2009

Billed amounts	$144,686	$138,114
Engagements in process	51,520	45,291
Allowance for uncollectible accounts	(17,148)	(19,797)

	$179,058	$163,608

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets as of December 31 were as follows (shown in thousands):

	2010	2009

Notes receivable — current	$6,934	$4,845
Income taxes receivable	—	3,174
Other prepaid expenses and other current assets	12,763	8,355

Prepaid expenses and other current assets	$19,697	$16,374

Other assets

The components of other assets as of December 31 were as follows (shown in thousands):

	2010	2009

Notes receivable — non-current	$12,328	$10,131
Prepaid expenses and other non-current assets	14,123	3,508

Other assets	$26,451	$13,639

Notes receivable represent unsecured forgivable loans with terms of three to five years. The loans were issued to recruit and retain highly-skilled professionals. During the years ended December 31, 2010, 2009 and 2008, we issued $10.4 million $1.3 million and $21.6 million in forgivable loans, respectively. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans, so long as the professionals continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.0% per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense, which aggregated to $1.3 million, $1.2 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Prepaid expenses and other assets include signing and retention bonuses that are generally recoverable from employees if such employees should terminate their employment prior to fulfilling their obligations to us. Such amounts are amortized as compensation expense over the period in which they are recoverable from the employee in periods up to five years. During the years ended December 31, 2010, 2009 and 2008, we issued $24.3 million, $5.2 million and $4.6 million, respectively, in signing and retention bonuses.

Property and Equipment

Property and equipment as of December 31 consisted of (shown in thousands):

	2010	2009

Furniture, fixtures and equipment	$57,037	$54,169
Software	31,693	27,308
Leasehold improvements	37,644	39,587

Property and equipment, at cost	126,374	121,064
Less: accumulated depreciation and amortization	(87,471)	(78,089)

Property and equipment, net	$38,903	$42,975

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, 2009, and 2008, we recorded depreciation expense of $14.5 million, $17.6 million and $17.3 million, respectively. As of December 31, 2010, we had a $1.5 million construction in progress balance within our property and equipment accounts which was primarily related to internally used software. Depreciation for items in the construction in progress balance will commence when assets are ready for use.

Other Current Liabilities

The components of other current liabilities as of December 31 were as follows (shown in thousands):

	2010	2009

Deferred business acquisition obligations	$22,208	$7,588
Deferred revenue	14,200	13,039
Deferred rent	2,144	1,401
Commitments on abandoned real estate (see Note 13)	1,595	4,141
Interest rate swap liabilities (see Note 11)	—	4,116
Other liabilities	3,254	4,156

	$43,401	$34,441

The deferred business acquisition obligations of $22.2 million at December 31, 2010 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. As of December 31, 2010, we were obligated to issue shares of common stock equal to $5.7 million. The number of shares to be issued is based on the trading price of our common stock for a period of time prior to the issuance dates. During the year ended December 31, 2010, we recorded $16.1 million of cash obligations, discounted to present value, in connection with our acquisitions. The deferred business acquisition obligations of $7.6 million at December 31, 2009 consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. The liability for deferred business acquisition obligations has been discounted to net present value.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2017.

Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.

During the year ended December 31, 2010, our $165.0 million notional value interest rate swap matured.

Other Non-Current Liabilities

The components of other non-current liabilities as of December 31 were as follows (shown in thousands):

	2010	2009

Deferred business acquisition obligations	$9,839	$6,311
Deferred rent — long-term	9,538	9,740
Commitments on abandoned real estate (see Note 13)	2,833	4,660
Interest rate swap liabilities (asset) (see Note 11)	1,471	(168)
Other non-current liabilities	2,226	3,380

	$25,907	$23,923

The deferred business acquisition obligations of $9.8 million and $6.3 million at December 31, 2010 and December 31, 2009, respectively, consisted of cash obligations. The liability for deferred business acquisition obligations has been discounted to net present value.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2020.

10.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Total interest paid during the years ended December 31, 2010, 2009 and 2008 was $9.4 million, $13.9 million and $19.7 million, respectively. Total income taxes paid during the years ended December 31, 2010, 2009 and 2008 were $5.8 million, $11.3 million, and $32.9 million, respectively.

11.	COMPREHENSIVE INCOME

Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreements was as follows (shown in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Net income	$24,057	$21,947	$40,057
Foreign currency translation adjustment	(1,089)	13,088	(33,321)
Unrealized net gain (loss) on interest rate derivatives, net of income taxes	1,478	3,079	(1,968)

Comprehensive income	$24,446	$38,114	$4,768

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

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive income and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to our hedges for the year ended December 31, 2010 and 2009. During the year ended December 31, 2010 and 2009, we recorded $4.8 million and $7.4 million in interest expense, respectively, associated with differentials to be received or paid under the instruments.

As of December 31, 2010, we have a $1.5 million liability related to the interest rate derivatives. During the year ended December 31, 2010, we recorded a $1.5 million unrealized gain related to our derivatives, which is net of income taxes of $1.0 million, to accumulated other comprehensive income. As of December 31, 2010, accumulated other comprehensive income is comprised of foreign currency translation loss of $11.8 million and unrealized net loss on interest rate derivatives of $0.9 million. As of December 31, 2009, accumulated comprehensive income is comprised of foreign currency translation loss of $10.7 million and unrealized net loss on interest rate derivative of $2.3 million.

12.	CURRENT AND LONG-TERM BANK DEBT

As of December 31, 2010, we maintained an unsecured credit agreement consisting of a $275.0 million revolving credit facility which, subject to certain bank approvals, includes an option to increase

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of December 31, 2010, we had aggregate borrowings of $203.0 million, compared to $219.4 million as of December 31, 2009. Based on our financial covenant restrictions under our credit facility as of December 31, 2010, a maximum of approximately $90.0 million would be available in additional borrowings under our credit facility. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis.

At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of December 31, 2010, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.0%, respectively. As of December 31, 2010, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero%, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements; see Note 11— Comprehensive Income) was 4.4% and 5.6% for 2010 and 2009, respectively.

Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2010, under the definitions in the credit agreement, our consolidated leverage ratio was 2.4 and our consolidated fixed charge coverage ratio was 4.0. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. On December 6, 2010, we amended our credit agreement to correct a technical issue relating to the level of foreign investments we are permitted to make under the restrictive covenants set forth in the agreement. The amendment corrected the initial investment schedule and increased the threshold of permitted investments in foreign borrowers from $25.0 million to $75.0 million. We paid a de minimus fee to each of the lenders who consented to the amendment. We were in compliance with the terms of our credit agreement as of December 31, 2010 and 2009; however there can be no assurances that we will remain in compliance in the future.

The table below lists the maturities of debt outstanding as of December 31, 2010 (in thousands):

Amount

2011	$18,397
2012	184,554

Total	$202,951

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2010, 2009 and 2008 consisted of the following (shown in thousands):

	2010	2009	2008

Adjustments to office closures obligations, discounted and net of expected sublease income	$(900)	$7,525	$2,173
Intangible assets impairment	7,307	—	—
Write down of leasehold improvements	—	—	500
Accelerated depreciation on leasehold improvements due to expected office closures	—	1,285	2,534

Other operating costs (benefit)	$6,407	$8,810	$5,207

Office consolidation:

During the third and fourth quarters of 2007, we began a program to eliminate duplicate facilities and consolidate and close certain offices. During the year ended December 31, 2010, we re-occupied one floor of the office space at one of our New York locations in connection with expanded business subsequent to our second quarter 2010 acquisition of Daylight. As a result, we reversed $1.5 million of the reserve for future rent obligations, and recorded a benefit to other operating costs (benefit). In addition, we recorded a cost adjustment of $0.6 million to increase our reserves for future rent obligations for one of our abandoned Chicago office spaces as a result of weaker sublease market conditions.

During the years ended December 31, 2010, 2009, and 2008 we recorded a benefit of $0.9 million, and charges of $8.8 million and $5.2 million, respectively, associated with the office closings or re-occupation of office space, market adjustments to related sublease income and excess space reductions. The costs consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. During 2009, office consolidation related costs primarily related to costs associated with the relocation of our New York office and reduction in space of our Los Angeles office. In determining our reserves for office consolidation expenses at December 31, 2010, we estimated future sublease proceeds based on market conditions of $0.5 million on one property for which we do not have a contracted subtenant for the entire remaining lease obligation.

We continue to monitor our estimates for office closure obligations and related expected sublease income. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. Of the $5.7 million liability recorded at December 31, 2010, we expect to pay $2.6 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet — As of December 31, 2010 we have recorded $4.4 million in current and non-current liabilities related to office consolidations in the consolidated balance sheets. The activity for the years ended December 31, 2010 and 2009 is as follows (shown in thousands):

Office
Space
Reductions

Balance at December 31, 2008	$3,996
Charges to operations during the year ended December 31, 2009	7,525
Utilized during the year ended December 31, 2009	(2,720)

Balance at December 31, 2009	$8,801
Benefit to operations during the year ended December 31, 2010	(900)
Utilized during the year ended December 31, 2010	(3,473)

Balance at December 31, 2010	$4,428

Intangible assets impairment:

We review our intangible asset values on a periodic basis. During 2010, we recorded an intangible assets impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. Certain markets within the International Consulting segment have experienced weaker revenues before reimbursements throughout 2010. The public services market was negatively impacted by significant reductions to public spending as a result of a change in government in the United Kingdom. In response to these reductions, we continued to implement cost reduction plans throughout the fourth quarter of 2010 as the severity and speed of the spending cuts was greater than our initial expectations. In addition, our financial services market experienced aggressive recruiting of our consultants from larger competitors, particularly impacting fourth quarter results, as the financial services consulting markets recovered from recent disruptions in the United Kingdom. As a result of the events above and in connection with our annual planning process, we lowered the expected future growth rates and profit margins for these market segments. These events and the resulting lower cash flows from these markets required us to review the recoverability of the related intangible assets. During our review of intangible asset values, we determined that the carrying value of the intangible assets relating to the public services and financial service areas were not recoverable.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum annual lease payments for the years subsequent to December 31, 2010 and in the aggregate are as follows (shown in thousands):

Year Ending December 31,	Amount

2011	$25,901
2012	20,602
2013	17,297
2014	12,922
2015	11,511
Thereafter	22,409

$110,642

During 2007, we began a program to eliminate duplicate facilities, consolidate and close certain offices. Of the $110.6 million lease commitments as of December 31, 2010, $11.8 million of the lease commitments relate to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. As of December 31, 2010, we have contractual subleases of $7.0 million, which is not reflected in the commitment table above. Such sublease income would offset the cash outlays. Additionally, we intend to secure subtenants for the properties available for sublease to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. Such sublease income, if any, would offset the cash outlays. The lease commitments for these offices extend through 2017.

Rent expense for operating leases was $27.3 million, $27.6 million and $25.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

15.	INCOME TAXES

The sources of income before income taxes are as follows (shown in thousands):

	For the Year Ended
	December 31,
	2010	2009	2008

United States	$56,573	$39,860	$66,509
Other	(15,380)	(1,812)	3,343

Total income before income tax expense	$41,193	$38,048	$69,852

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) consists of the following (shown in thousands):

	For the Year Ended
	December 31,
	2010	2009	2008

Federal:
Current	$10,160	$6,366	$23,548
Deferred	6,423	6,614	(1,093)

Total	16,583	12,980	22,455

State:
Current	2,386	1,382	6,002
Deferred	1,639	1,688	(279)

Total	4,025	3,070	5,723

Foreign:
Current	817	1,987	4,706
Deferred	(4,289)	(1,936)	(3,089)

Total	(3,472)	51	1,617

Total federal, state and foreign income tax expense	$17,136	$16,101	$29,795

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the Year Ended December 31,
	2010	2009	2008

Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	6.8	5.8	5.3
Foreign taxes	2.9	0.6	0.8
Effect of non-deductible meals and entertainment expense	1.4	1.3	1.2
Deemed liquidation of certain foreign entities	(3.8)	—	—
Effect of other transactions, net	(0.7)	(0.4)	0.4

	41.6%	42.3%	42.7%

The effective income tax rate for the years ended December 31, 2010, 2009 and 2008 was 41.6%, 42.3% and 42.7% respectively.

During the year ended December 31, 2010, we recorded a non-recurring tax benefit of $1.8 million due to the deemed liquidation of certain foreign entities, as allowed under an election made for U.S. tax purposes, which resulted in the intercompany debt obligations held by these foreign entities to be considered uncollectible. The election was made in connection with certain operating changes in these entities and resulted in a non-recurring deduction, for U.S. tax purposes, of $4.5 million. The foreign entities that made the election will be treated, for U.S. tax purposes only, as single member limited liability companies and their resulting net income or loss will be reported on the consolidated U.S. income tax return.

During the year ended December 31, 2010, we recorded an adjustment of $0.7 million, to reduce income taxes payable related to excess tax benefits associated with vests of restricted stock, exercises of nonqualified stock options, and disqualifying dispositions of incentive stock options. During the year ended December 31,

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, we recorded adjustments of $1.3 million to increase income taxes payable related to net tax deficits associated with the vests of restricted stock, exercises of nonqualified stock options, and disqualifying disposition of incentive stock options. During the year ended December 31, 2008, we recorded an adjustment of $0.6 million to reduce income taxes payable related to excess tax benefits associated with vests of restricted stock, exercises of nonqualified stock options, and disqualifying dispositions of incentive stock options. Such income taxes payable adjustments were reflected in additional paid-in-capital for each year.

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2010	2009

Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$6,637	$7,879
Deferred revenue	3,218	3,626
Accrued compensation	5,504	3,734
Accrued office consolidation costs	1,333	2,754
Interest rate derivatives	636	1,706
Depreciation and amortization	1,148	1,412
Share-based compensation	4,266	3,415
Forgivable loans	2,894	1,989
Tax credits and capital loss carry forward	1,321	—
Other	2,044	1,192

Deferred tax assets	29,001	27,707

Acquisition costs — domestic acquisitions	(48,413)	(38,166)
Acquisition costs — foreign acquisitions	(3,091)	(6,591)
Prepaid expenses	(1,022)	(994)

Deferred tax liabilities	(52,526)	(45,751)

Net deferred tax liabilities	$(23,525)	$(18,044)

When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our effective tax rate. As of December 31, 2010 and 2009, we had valuation allowances of $1.2 million and $1.0 million, respectively, related to certain foreign operating loss carry forwards. We generated a taxable loss in the United Kingdom during 2010 and had deferred tax assets of approximately $1.6 million as of December 31, 2010. We have not recorded a valuation allowance against the United Kingdom deferred tax assets, because we believe it is more likely than not that such deferred tax assets are recoverable from future results of operations. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate.

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $24.1 million as of December 31, 2010. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In thousands)

Balance at January 1, 2010	$712
Additions based on tax positions of prior years	82
Reductions based on tax positions of prior years	(588)
Settlements	(167)

Balance at December 31, 2010	$39

At December 31, 2010 our accrual for tax positions for which the ultimate deductibility is uncertain was not material. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2007. Substantially all material state and local and foreign income tax matters have been concluded for years through 2006. U.S. federal income tax returns for 2008 and 2009 are currently open for examination.

16.	FAIR VALUE

In September 2006, the Financial Accounting Standards Board issued a statement which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The implementation during the first quarter of 2008 did not have a material impact on our financial condition, results of operations, or cash flows. We deferred the adoption of this statement with respect to non-financial assets until January 1, 2009 which include goodwill and intangible assets with indefinite lives. This implementation did not have a material effect on our financial condition, results of operations or cash flows.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swaps (see Note 11 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of December 31, 2010, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instruments are classified within level 2.

Additionally, the value of our bank borrowing credit agreement (see Note 12 — Current and Long -Term Bank Debt) was estimated to be 1% below its carrying value based on unobservable Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2010 and December 31, 2009 based upon the short-term nature of the assets and liabilities.

As of December 31, 2010 and 2009 our interest rate swaps were the only financial instruments carried at fair value on our financial statements. The following table summarizes the liability measured at fair value on a recurring basis at December 31, 2010 and 2009 (shown in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2010
Interest rate swaps, net (recorded in other liabilities)	—	$1,471	—	$1,471
As of December 31, 2009
Interest rate swap (recorded in other liabilities)	—	$3,948	—	$3,948

17.	EMPLOYEE BENEFIT PLANS

We sponsor a 401(k) savings plan for eligible U.S. employees and currently match an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant per year. We, as sponsor of the plan, use independent third parties to provide administrative services to the plan. We have the right to terminate the plans at any time. On June 1, 2010, we reinstated our matching contributions after a one year suspension as part of our cost saving initiatives. Our matching contributions were $3.4 million, $3.2 million and $6.0 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

We have other retirement plans for our foreign subsidiaries’ participants. During the years ended December 31, 2010, 2009 and 2008, we recorded expense of $3.5 million, $3.8 million and $4.4 million, respectively, for retirement savings related plans.

18.	LITIGATION AND SETTLEMENTS

From time to time, we are party to various lawsuits and claims in the ordinary course of business. As of December 31, 2010, we have not recorded any material loss contingency accruals nor do we believe that any outstanding lawsuits or claims warrants disclosure in these financial statements as material to our financial condition or results of operations at this time. However, there can be no assurances that any outstanding lawsuits or claims will continue to be immaterial in the future.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2010, 2009 and 2008

	Balance at			Balance at
	Beginning of	Charged to		End of
Description	Year	Expenses	Deductions(1)	Year
	(In thousands)

Year ended December 31, 2010
Allowance for doubtful accounts	$19,797	$8,211	$(10,860)	$17,148
Year ended December 31, 2009
Allowance for doubtful accounts	$21,358	$15,053	$(16,614)	$19,797
Year ended December 31, 2008
Allowance for doubtful accounts	$12,674	$20,292	$(11,608)	$21,358

(1)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1