Form 10-Q
period 2011-03-31
NAVIGANT CONSULTING INC
filed 2011-04-28
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of April 22, 2011, 51,573,265 shares of the Registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2011

Forward-Looking Statements
     Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,632	$1,981
Accounts receivable, net	186,245	179,058
Prepaid expenses and other current assets	26,430	19,697
Deferred income tax assets	12,097	18,749

Total current assets	226,404	219,485
Property and equipment, net	37,343	38,903
Intangible assets, net	21,360	23,194
Goodwill	564,486	561,002
Other assets	24,751	26,451

Total assets	$874,344	$869,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,760	$10,900
Accrued liabilities	7,795	7,936
Accrued compensation-related costs	41,507	72,639
Income tax payable	—	2,306
Term loan — current	18,397	18,397
Other current liabilities	42,587	43,401

Total current liabilities	122,046	155,579

Non-current liabilities:
Deferred income tax liabilities	43,395	42,274
Other non-current liabilities	24,206	25,907
Bank debt — non-current	63,961	33,695
Term loan — non-current	146,260	150,859

Total non-current liabilities	277,822	252,735

Total liabilities	399,868	408,314

Stockholders’ equity:
Common stock	61	61
Additional paid-in capital	565,466	564,214
Treasury stock	(206,162)	(206,162)
Retained earnings	124,021	115,243
Accumulated other comprehensive loss	(8,910)	(12,635)

Total stockholders’ equity	474,476	460,721

Total liabilities and stockholders’ equity	$874,344	$869,035

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended
	March 31,
	2011	2010
Revenues before reimbursements	$169,604	$153,870
Reimbursements	19,195	19,680

Total revenues	188,799	173,550
Cost of services before reimbursable expenses	114,815	102,230
Reimbursable expenses	19,195	19,680

Total costs of services	134,010	121,910
General and administrative expenses	32,409	30,460
Depreciation expense	3,377	3,801
Amortization expense	2,301	2,796

Operating income	16,702	14,583

Interest expense	1,840	3,478
Interest income	(367)	(313)
Other expense (income), net	(36)	105

Income before income tax expense	15,265	11,313
Income tax expense	6,487	4,866

Net income	$8,778	$6,447

Basic net income per share	$0.17	$0.13
Shares used in computing income per basic share	50,176	48,691
Diluted net income per share	$0.17	$0.13
Shares used in computing income per diluted share	51,034	50,096
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,778	$6,447
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,377	3,801
Amortization expense	2,301	2,796
Share-based compensation expense	1,700	975
Accretion of interest expense	308	205
Deferred income taxes	7,156	5,319
Allowance for doubtful accounts receivable	2,025	1,584
Changes in assets and liabilities:
Accounts receivable	(8,373)	(13,610)
Prepaid expenses and other assets	(4,884)	(1,250)
Accounts payable	816	1,155
Accrued liabilities	(191)	2,146
Accrued compensation-related costs	(31,263)	(30,416)
Income taxes payable	(2,370)	(609)
Other liabilities	(2,800)	500

Net cash used in operating activities	(23,420)	(20,957)

Cash flows from investing activities:
Purchases of property and equipment	(1,724)	(3,056)
Acquisitions of businesses, net of cash acquired	—	(4,000)
Payments of acquisition liabilities	(217)	—
Other, net	(225)	—

Net cash used in investing activities	(2,166)	(7,056)

Cash flows from financing activities:
Issuances of common stock	640	661
Borrowings from banks, net of repayments	29,707	19,315
Payments of term loan	(4,599)	(40,460)
Other, net	(676)	(390)

Net cash provided by (used in) financing activities	25,072	(20,874)

Effect of exchange rate changes on cash and cash equivalents	165	104

Net decrease in cash and cash equivalents	(349)	(48,783)
Cash and cash equivalents at beginning of the period	1,981	49,144

Cash and cash equivalents at end of the period	$1,632	$361

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
     Navigant Consulting, Inc. (“we”, “us” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Professional services include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to governmental agencies, legal counsel and large companies facing the challenges of uncertainty, risk, distress and significant change. We focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations.
     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The information furnished herein includes all adjustments, consisting of normal and recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.
     The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.
     These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 18, 2011.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. We have evaluated subsequent events through the date of this filing.
Note 2. Acquisitions
     On October 1, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. for approximately $37.0 million, which consisted of $28.0 million in cash paid at closing, $2.0 million in restricted common stock issued at closing and $7.0 million in deferred payments. The restricted stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities. The deferred payments are payable in cash in two equal installments on the first and second anniversaries of the closing date. In addition, EthosPartners can earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $5.6 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the three months ended March 31, 2011. The additional purchase price payments, if earned, would be payable approximately 90 days after the end of the annual period in which the performance targets were attained. As part of the purchase price allocation, we recorded $6.4 million in identifiable intangible assets and $35.6 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.
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
     On January 20, 2010, we acquired the assets of Empiris, LLC, located in Washington, D.C. for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, recorded in other current and non-current liabilities, to be paid in cash in two equal installments on December 31, 2010 and January 3, 2012. On December 31, 2010, we paid the first cash installment of $0.8 million. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012 and will be payable in March of the year following the year in which such performance targets are attained. During the quarter ended March 31, 2011, we paid approximately $0.2 million of this consideration. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the three months ended March 31, 2011 or 2010. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.
     We acquired Empiris to enhance our Economic Consulting segment. Empiris provides significant expertise and growth opportunities in our Washington, D.C. market by servicing relevant governmental agencies, corporations and law firms. This acquisition consisted of nine professionals and has been integrated into our Economic Consulting segment.
Pro Forma Information
     The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the 2010 acquisitions described above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the three months ended
	March 31,
	2011	2010
Total revenues (in thousands)	$188,799	$191,052
Net income (in thousands)	$8,778	$6,886
Basic net income per share	$0.17	$0.14
Diluted net income per share	$0.17	$0.14
Note 3. Segment Information
     Our business is organized in four reporting segments —Business Consulting Services, Dispute and Investigative Services, Economic Consulting and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. We have two additional operating segments within the Business Consulting Services segment. Our business is managed and resources are allocated on the basis of the six operating segments.
     The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. The reporting segment was comprised of three operating segments, Energy, Healthcare and Other Business Consulting practices. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets, and Other Business Consulting practices provides operations advisory, valuation and restructuring services to financial services and other markets.
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
     The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenue less cost of services excluding long-term compensation expense related to consulting personnel. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Long term compensation expense related to consulting personnel includes share-based compensation expense and compensation expense attributed to forgivable loans (see Note 8 — Supplemental Consolidated Balance Sheet Information).

	For the three months ended
	March 31,
(Amounts in Thousands)	2011	2010
Revenues before reimbursements:
Business Consulting Services	$70,469	$57,399
Dispute and Investigative Services	65,753	63,338
Economic Consulting	17,874	16,988
International Consulting	15,508	16,145

Total revenues before reimbursements	$169,604	$153,870

Total revenues:
Business Consulting Services	$79,627	$66,250
Dispute and Investigative Services	72,006	67,894
Economic Consulting	18,539	18,609
International Consulting	18,627	20,797

Total revenues	$188,799	$173,550

Segment operating profit:
Business Consulting Services	$23,182	$19,017
Dispute and Investigative Services	25,777	25,408
Economic Consulting	5,757	6,296
International Consulting	3,282	3,740

Total combined segment operating profit	57,998	54,461
Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	32,409	30,460
Depreciation expense	3,377	3,801
Amortization expense	2,301	2,796
Long-term compensation expense related to consulting personnel (including share-based compensation)	3,209	2,821

Operating income	16,702	14,583
Other expense, net	1,437	3,270

Income before income tax expense	$15,265	$11,313

Total assets by segment were as follows (shown in thousands):

	March 31,	December 31,
	2011	2010
Business Consulting Services	$262,792	$263,465
Dispute and Investigative Services	345,253	343,531
Economic Consulting	88,064	86,719
International Consulting	72,730	69,539
Unallocated assets	105,505	105,781

Total assets	$874,344	$869,035

Note 4. Goodwill and Intangible Assets, net
     Goodwill and other intangible assets consisted of (shown in thousands):

	March 31,	December 31,
	2011	2010
Goodwill	$569,911	$566,427
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	564,486	561,002
Intangible assets:
Customer lists and relationships	72,196	71,153
Non-compete agreements	21,266	20,994
Other	24,043	23,521

Intangible assets, at cost	117,505	115,668
Less — accumulated amortization	(96,145)	(92,474)

Intangible assets, net	21,360	23,194

Goodwill and intangible assets, net	$585,846	$584,196

     On a periodic basis, we are required to consider whether it is more likely than not that the fair value of each of the reporting units has fallen below its carrying value. We consider elements and other factors including, but not limited to, adverse changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance and our financial projections. As a result of this review we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date.
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
     Our annual goodwill impairment test is completed in the second quarter of each year. In the second quarter 2010, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.
     During the fourth quarter of 2010, our average stock price traded near or below our book value for a prolonged period of time and we recorded an intangible assets impairment charge. As a result of these factors, we completed an interim impairment test of our goodwill balances as of November 30, 2010. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.
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
     If the excess of estimated fair value over the net asset carrying value of our reporting units decreases, there is increased risk that the second step of the goodwill impairment test will be required, and that goodwill impairment could result. All of our reporting units experienced a decrease in the estimated fair value over net asset carrying value with the Dispute and Investigative Services, International Consulting and Economic Consulting segments having the smallest excess at approximately 10%. Our International Consulting segment fair value is more volatile due to its smaller size, assumed higher growth rates, involvement in emerging markets and exposure to multiple markets outside the United States. The higher growth rates are based on our ability to leverage current and future investments and other factors which may be beyond our control. Additionally, certain markets within the reporting unit have been adversely impacted by recent government spending reductions in the United Kingdom and aggressive recruiting of our consultants, resulting in poor operating performance and the impairment of certain intangible assets as described above. The Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value depends on various factors including the success of those acquisitions and the ability to leverage our recent investments. The Economic Consulting reporting unit fair value also assumes higher growth rates and is subject to volatility due to its smaller size. The Dispute and Investigative Services reporting unit is our largest and its fair value will depend on its ability to achieve profitable growth.
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
     As of March 31, 2011, there was no indication of impairment related to our goodwill or other intangible balances; however, there can be no assurance that these assets will not be impaired in the future and we will continue to monitor the factors noted above.
     Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives, which approximate the estimated period of consumption. As of March 31, 2011, our intangible assets consisted of the following (amounts shown in thousands):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.2	$15,757
Non-compete agreements, net	3.4	1,431
Other intangible assets, net	3.8	4,172
Total intangible assets, net	4.1	21,360
     The changes in carrying values of goodwill and intangible assets (shown in thousands) are as follows:

	For the three months ended
	March 31,
	2011	2010
Balance as of the beginning of the period — Goodwill, net	$561,002	$485,101
Goodwill acquired during the period	195	5,807
Adjustments to goodwill	(47)	(44)
Foreign currency translation — Goodwill, net	3,336	(3,509)

Balance as of the end of the period — Goodwill, net	$564,486	$487,355

Balance as of the beginning of the period — Intangible assets, net	$23,194	$30,352
Intangible assets acquired during the period	225	1,572
Foreign currency translation — Intangible assets, net	242	(723)
Less — amortization expense	(2,301)	(2,796)

Balance as of the end of the period — Intangible assets, net	$21,360	$28,405

     As of March 31, 2011, goodwill and intangible assets, net of amortization, by segment were as follows (shown in thousands):

Segment	Amount
Business Consulting Services	$200,962
Disputes and Investigative Services	266,544
Economic Consulting	63,914
International Consulting	54,426

Total goodwill and intangible assets, net	$585,846

     Total amortization expense for the three months ended March 31, 2011 and 2010 was $2.3 million and $2.8 million, respectively. Below is the estimated aggregate amortization expense related to the intangible assets as of March 31, 2011, to be recorded for the remainder of 2011 and the years thereafter (shown in thousands):

For the period ending December 31,	Amount
2011 (April — December)	$5,570
2012	5,021
2013	4,163
2014	3,462
2015	1,554
2016	1,047
Thereafter	543

Total	$21,360

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
     The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended
	March 31,
	2011	2010
Basic shares	50,176	48,691
Employee stock options	93	329
Restricted stock and restricted stock units	163	177
Business combination obligations payable in a fixed dollar amount of shares	602	890
Contingently issuable shares	—	9

Diluted shares	51,034	50,096

     For the three months ended March 31, 2011 and 2010, we had outstanding stock options of approximately 960,000 and 318,000, respectively, which were excluded from the computation of diluted shares because these options had exercise prices greater than the average market price, and the impact of including these options in the diluted share calculation would have been antidilutive.
     In connection with certain business acquisitions, we are obligated to issue shares of our common stock. Obligations to issue a fixed number of shares are included in the basic earnings per share calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance are included in the diluted earnings per share calculation. For the three months ended March 31, 2011, the diluted share computation included 0.6 million shares related to deferred purchase price obligations associated with our acquisition of the Chicago Partners business.
     We use the treasury stock method to calculate the dilutive effect of our common stock equivalents should they vest. The exercise of stock options or the vesting of restricted stock and restricted stock units triggers excess tax benefits or tax deficiencies that reduce or increase the dilutive effect of such shares being issued. The excess tax benefits or deficiencies are based on the difference between the market price of our common stock on the date the equity award is exercised or vested and the cumulative compensation cost of the stock options, restricted stock and restricted stock units. These excess tax benefits are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and as a component of financing cash flows in the accompanying consolidated statements of cash flows. The excess tax deficiencies are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and as a component of operating cash flows in the accompanying consolidated statements of cash flows.

Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2011 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2011	$460,721	50,134
Comprehensive income	12,503	—
Acquisition-related stock issuance adjustment	264	—
Other issuances of common stock	640	71
Net settlement of employee taxes on taxable compensation related to the vesting of restricted stock	(677)	(73)
Tax deficiencies on stock options exercised and restricted stock vested	(675)	—
Issuances of restricted stock, net of forfeitures	—	264
Share-based compensation expense	1,700	—

Stockholders’ equity at March 31, 2011	$474,476	50,396

     During the three months ended March 31, 2011, 264,000 shares of restricted stock vested. We recorded $675,000 related to tax deficiencies as the per share fair value amounts were less than the per share measurement price. Also, during the three months ended March 31, 2011, we recorded a fair value adjustment to the shares we issued as part of the EthosPartners acquisition. The shares above do not include unvested restricted stock (see Note 7 — Share-Based Compensation Expense).
Note 7. Share-Based Compensation Expense
Share-based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended
	March 31,
	2011	2010
Amortization of restricted stock awards	$1,364	$734
Amortization of stock option awards	265	209
Fair value adjustment for variable stock option accounting awards	—	(33)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	71	65

Total share-based compensation expense	$1,700	$975

     During the three months ended March 31, 2011 and 2010, share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses and share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category (shown in thousands):

	Three months ended
	March 31,
	2011	2010
Cost of services before reimbursable expenses	$870	$801
General and administrative expenses	830	174

Total share-based compensation expense	$1,700	$975

     During the three months ended March 31, 2010, share-based compensation expense was impacted by a modification of restricted stock terms (discussed below).

Restricted Stock and Restricted Stock Units Outstanding
     The measurement price for our restricted stock awards and restricted stock units is the fair market value of our common stock at the date of grant. The restricted stock and restricted stock units are granted under the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended.
     The following table summarizes restricted stock activity for the three months ended March 31:

	2011		2010
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock and restricted stock units outstanding at beginning of the period	1,449	$15.52	1,356	$17.25
Granted	73	9.27	163	12.36
Vested	(264)	15.70	(152)	16.34
Forfeited	(13)	18.04	(37)	18.70

Restricted stock and restricted stock units outstanding at end of the period	1,245	$15.09	1,330	$16.71

     As of March 31, 2011, we had $13.7 million of total compensation costs related to the outstanding or unvested restricted stock that have not been recognized as share-based compensation expense. The compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately 2 years. At March 31, 2011 and 2010 restricted stock units outstanding were 66,718 and 55,558, respectively.
     During March 2010, we modified the terms of the restricted stock awards granted on March 13, 2007 and April 30, 2007 to provide for 25% annual vesting starting March 13, 2011 and April 30, 2011, respectively. These awards originally vested seven years from the grant date, with the vesting accelerating based upon the achievement of certain operating performance targets. We modified the vesting terms of the restricted stock awards in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million in the first quarter of 2010 to share-based compensation expense to align the expense recognition with the amended vesting terms. As of March 31, 2011, approximately 0.5 million of these restricted stock awards remain outstanding and 0.3 million have vested.
     During the three months ended March 31, 2011, the board of directors granted $0.9 million of restricted stock and stock option awards to selected senior management. As part of these awards, 73,000 restricted shares were issued, which had a fair value of $0.7 million at grant date and 58,000 stock options were issued which had a fair value of $0.3 million at grant date. The restricted stock and stock option awards vest ratably over three years.
Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net:
     The components of accounts receivable were as follows (shown in thousands):

	March 31,	December 31,
	2011	2010
Billed amounts	$139,438	$144,686
Engagements in process	64,149	51,520
Allowance for doubtful accounts	(17,342)	(17,148)

Accounts receivable, net	$186,245	$179,058

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

Prepaid expenses and other current assets:
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	March 31,	December 31,
	2011	2010
Notes receivable — current	$6,934	$6,934
Prepaid income taxes	3,139	—
Other prepaid expenses and other current assets	16,357	12,763

Prepaid expenses and other current assets	$26,430	$19,697

Other assets:
     The components of other assets were as follows (shown in thousands):

	March 31,	December 31,
	2011	2010
Notes receivable — non-current	$10,594	$12,328
Prepaid expenses and other non-current assets	14,157	14,123

Other assets	$24,751	$26,451

     Notes receivable represent unsecured forgivable loans with terms of generally three to five years. The loans were issued to recruit and retain highly skilled professionals. No forgivable loans were issued during the three months ended March 31, 2011 and we issued $0.9 million of forgivable loans during the three months ended March 31, 2010. The principal amount and accrued interest is expected to be forgiven by us over the term of the loans so long as the professionals continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.0% per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense which aggregated $0.4 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.
     Prepaid expenses and other assets include signing and retention bonuses that are generally recoverable from employees if such employees terminate their employment prior to fulfilling their obligations to us. Such amounts are amortized as compensation expense over the period in which they are recoverable from the employee in periods up to seven years. During the three months ended March 31, 2011 and 2010, we issued $4.2 million and $2.4 million, respectively, in signing and retention bonuses.
Property and Equipment:
     Property and equipment were comprised of the following (shown in thousands):

	March 31,	December 31,
	2011	2010
Furniture, fixtures and equipment	$58,285	$57,037
Software	32,244	31,693
Leasehold improvements	37,804	37,644

Property and equipment, at cost	128,333	126,374
Less: accumulated depreciation and amortization	(90,990)	(87,471)

Property and equipment, net	$37,343	$38,903

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2011	2010
Deferred business acquisition obligations	$23,514	$22,208
Deferred revenue	12,759	14,200
Deferred rent	2,131	2,144
Liabilities on abandoned real estate	1,540	1,595
Other liabilities	2,643	3,254

Total other current liabilities	$42,587	$43,401

     The deferred business acquisition obligations consisted of cash obligations and fixed monetary obligations payable in shares of our common stock. The number of shares to be issued for obligations payable in shares is based on the trading price of our common stock for a period of time prior to the issuance dates.
     The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2020.
     Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.
Other Non-current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2011	2010
Deferred business acquisition obligations	$8,594	$9,839
Deferred rent — long-term	9,654	9,538
Liabilities on abandoned real estate	2,558	2,833
Interest rate swap liabilities (see Note 10)	1,248	1,471
Other non-current liabilities	2,152	2,226

Total other liabilities	$24,206	$25,907

     The deferred business acquisition obligations consisted of cash obligations. The liability for deferred business acquisition obligations has been discounted to net present value.
     The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2020.
     Our liability for abandoned real estate included future rent obligations, net of contracted sublease and assumed sublease income. In addition to the amounts in the table above, we had a liability for abandoned real estate of $1.1 million which was recorded in connection with prior period acquisitions and included in other current and non-current liabilities above. In determining our reserves for office consolidation costs at March 31, 2011, we estimated future sublease proceeds based on market conditions of $0.5 million on one property for which we do not have a contracted subtenant throughout the remaining lease term.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. Of the $5.2 million liability recorded at March 31, 2011, we expect to pay $2.4 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

     The activity for our long and short-term commitment on abandoned real estate for the three months ended March 31, 2011 is as follows (shown in thousands):

Balance at December 31, 2010	$4,428
Utilized during the three months ended March 31, 2011	(330)

Balance at March 31, 2011	$4,098

Note 9. Supplemental Consolidated Cash Flow Information
     Total interest paid during the three months ended March 31, 2011 and 2010 was $1.4 million and $3.2 million, respectively. We paid $4.4 million in income taxes during the three months ended March 31, 2011 and received $0.9 million in income tax refunds during the three months ended March 31, 2010.
Note 10. Comprehensive Income
     Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreement (shown in thousands), was as follows:

	For the three months ended
	March 31,
	2011	2010
Net income	$8,778	$6,447
Foreign currency translation adjustment	3,593	(3,476)
Unrealized income on interest rate derivative, net of income tax costs or benefits	132	794

Comprehensive income	$12,503	$3,765

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
     We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivative as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivative are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to our hedges for the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011 and 2010, we recorded $0.3 million and $2.1 million in interest expense, respectively, associated with differentials to be received or paid under the instruments.
     As of March 31, 2011, we have a $1.2 million net liability related to the interest rate derivatives. During the three months ended March 31, 2011, we recorded $0.1 million of unrealized gains related to our derivatives, which is net of income taxes of $0.1 million, to accumulated other comprehensive loss. As of March 31, 2011, accumulated other comprehensive income is comprised of foreign currency translation loss of $8.2 million and unrealized net loss on interest rate derivatives of $0.7 million.

Note 11. Fair Value
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:
Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate swaps (see Note 10 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of March 31, 2011, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our derivative instruments are classified within Level 2.
     Additionally, the value of our bank borrowing credit agreement (see Note 12 — Bank Borrowings) was estimated to be 2.0% below its carrying value based on unobservable Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2011 based upon the short-term nature of the assets and liabilities.
     The following table summarizes the liability measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (shown in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2011
Interest rate swaps (recorded in other liabilities)	—	$1,248	—	$1,248
December 31, 2010
Interest rate swap (recorded in other liabilities)	—	$1,471	—	$1,471
Note 12. Bank Borrowings
     As of March 31, 2011, we maintained an unsecured credit agreement consisting of a $275.0 million revolving credit facility which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of March 31, 2011, we had aggregate borrowings of $228.6 million, compared to $203.0 million as of December 31, 2010. Based on our financial covenant restrictions under our credit facility as of March 31, 2011, a maximum of approximately $60 million was available in additional borrowings under our credit facility. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis.
     At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of March 31, 2011, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.00%, respectively. As of March 31, 2011, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero percent, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements; see Note 10 — Comprehensive Income) was 2.7% and 6.1% for the three months ended March 31, 2011 and 2010, respectively.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2011, under the definitions in the credit agreement, our consolidated leverage ratio was 2.6 and our consolidated fixed charge coverage ratio was 3.5. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of March 31, 2011 and 2010; however there can be no assurances that we will remain in compliance in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
     We market our services directly to corporate counsel, law firms, governmental entities, corporate boards, corporate executives, other senior corporate employees and special committees. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars and industry-specific articles. New engagements are sought and won by our senior and mid-level consultants working together with our business development team that supports all segments. Our future performance will continue to depend upon the ability of our consultants to win new engagements as well as our ability to retain such consultants.
     A significant portion of new business arises from prior client engagements. In addition, we seek to leverage our client relationships in one business segment to cross sell existing services provided by the other segments. Clients frequently expand the scope of engagements during delivery to include follow-on or complementary activities. In addition, an on-site presence affords our consultants the opportunity to become aware of, and to help define, additional project opportunities as they are identified.
     We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates typically invoiced to clients monthly on a time and expense basis. We also have client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings; the majority of our healthcare business consulting practice engagements utilize fixed billing arrangements. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenue from business referral fees or commissions on certain contractual outcomes. Timing of recognition of these contingent revenues may cause unusual variations in quarterly revenues and operating results.
     Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, amortization of signing and retention incentive payments, stock compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, who are used to indirectly support client projects. Office-related expenses primarily consist of rent for our offices. Other administrative costs include bad debt expense, marketing, technology, finance and human capital management.

Human Capital Resources
     Our human capital resources include consulting professionals and administrative and management personnel. As a result of both recruiting activities and business acquisitions, we have a diverse pool of consultants and administrative support staff with varied skills and experience.
     The average number of full-time equivalent (FTE) consultants is adjusted for part-time status and takes into consideration hiring and attrition which occurred during the reporting period. Independent contractors supplement our consultants on certain engagements. We find that hiring independent contractors on a per engagement basis from time to time allows us to adjust staffing in response to changes in demand for our services.
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
     Our bill rates or fees to clients are tiered in accordance with the experience levels of the consulting staff on the engagement. We monitor and adjust those bill rates according to then-current market conditions for our service offerings and within the various industries we serve.
Key Operating Metrics
     We include the following metrics in order to provide additional operating information related to our business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics used or disclosed by other companies.
•	Average FTE consultants represent our average consultant headcount during the period adjusted for part-time status.

•	Period-end FTE consultants represent our consultant headcount at the last day of the reporting period adjusted for part-time status.

•	Average bill rate excluding performance based fees represents fee revenues before certain adjustments such as discounts and markups on non performance based services divided by the number of hours associated with the fee revenue.

•	Average utilization rate for our FTE consultants represents the number of hours all of our full-time billable consultants worked on client assignments during a period divided by the total available working hours for all of these consultants during the same period (1,850 annual hours).

Results of Operations
Results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010
The following table summarizes for comparative purposes certain financial and key operating metrics on a consolidated basis.

			2011 over
			2010
	For the three months ended		Increase
	March 31,		(Decrease)
(Amounts in thousands, except per share data and metrics)	2011	2010	Percentage
Revenues before reimbursements	$169,604	$153,870	10.2
Reimbursements	19,195	19,680	(2.5)

Total revenues	188,799	173,550	8.8
Cost of services before reimbursable expenses	114,815	102,230	12.3
Reimbursable expenses	19,195	19,680	(2.5)

Total cost of services	134,010	121,910	9.9
General and administrative expenses	32,409	30,460	6.4
Depreciation expense	3,377	3,801	(11.2)
Amortization expense	2,301	2,796	(17.7)

Operating income	16,702	14,583	14.5
Interest expense	1,840	3,478	(47.1)
Interest income	(367)	(313)	17.3
Other expense (income), net	(36)	105	(134.3)

Income before income tax expense	15,265	11,313	34.9
Income tax expense	6,487	4,866	33.3

Net income	$8,778	$6,447	36.2

Basic net income per share	$0.17	$0.13	30.8
Shares used in computing income per basic share	50,176	48,691
Diluted net income per share	$0.17	$0.13	30.8
Shares used in computing income per diluted share	51,034	50,096
Key operating metrics:
Average FTE
—Billable	1,782	1,679	6.1
—Non-billable	527	517	1.9
Period End FTE
—Billable	1,776	1,661	6.9
—Non-billable	529	518	2.1
Average bill rate (excluding performance based fees)	$274	$264	3.8
Average utilization rates based on 1,850 hours	78%	77%	1.3
     Earnings Summary. Net income for the three months ended March 31, 2011 increased compared to the corresponding period in 2010, reflecting an increase in revenues before reimbursements. The revenue increase is reflective of multiple factors including the full impact of recent acquisitions and continued improvement in the market for our services. Higher costs of services and general and administrative expenses were the result of recent growth investments, as well as higher employment taxes and benefit costs. Depreciation, amortization and interest expense decreased during the three months ended March 31, 2011 compared to the corresponding period in 2010.
     Revenues before Reimbursements. For the three months ended March 31, 2011, revenues before reimbursements increased compared to the corresponding period in 2010 primarily as a result of increased demand in our energy markets and incremental revenue from the EthosPartners and Daylight acquisitions completed in 2010. The increase in revenues before reimbursements was partially offset by a decline in our International Consulting business as well as the departure of certain senior practitioners during

2010. On a pro forma basis including the impact of our recent acquisitions, our revenues before reimbursements for the three months ended March 31, 2011 would have decreased slightly compared to the corresponding period in 2010.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased for the three months ended March 31, 2011 compared to the corresponding period in 2010, resulting from higher compensation and benefit expense, including the reinstatement of our 401(k) plan matching contributions in June 2010 and costs associated with new hires and recent acquisitions. Throughout 2010, we increased our investments in recruiting new senior talent and, as a result, the cost to amortize these investments increased during the three months ended March 31, 2011 compared to the corresponding period in 2010.
     General and Administrative Expenses. General and administrative expenses increased 6.4% for the three months ended March 31, 2011 compared to the corresponding period in 2010. The increase was the result of a 1.9% increase in average FTE non-billable employees, a $0.5 million increase in bad debt expense and higher comparable share-based compensation expense due to a 2010 one-time credit relating to the modification of restricted stock terms. General and administrative expenses were 19.1% and 19.8% as a percentage of revenues before reimbursements for the three months ended March 31, 2011 and 2010, respectively.
     Depreciation Expense. Depreciation expense decreased 11.2% for the three months ended March 31, 2011, compared to the corresponding period in 2010 due to the full depreciation of certain assets and relatively lower spending on property, plant and equipment in recent years.
     Amortization Expense. Amortization expense decreased 17.7% for the three months ended March 31, 2011 compared to the corresponding period in 2010 due to an impairment recorded during the three months ended December 31, 2010 relating to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment and the full amortization of certain intangible assets as their useful lives came to term. This decrease was partially offset by increased amortization relating to our recent acquisitions.
     Interest Expense. Interest expense decreased 47.1% for the three months ended March 31, 2011, compared to the corresponding period in 2010. The decrease related primarily to the expiration of an unfavorable interest rate swap effective June 30, 2010 and lower average borrowing balances under our credit agreement and our term loan. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 2.7% and 6.1% for the three months ended March 31, 2011 and 2010, respectively.
     Income Tax Expense. Our effective income tax rate for the three months ended March 31, 2011 and 2010 was 42.5% and 43.0%, respectively. The slight decrease was a result of the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates as well as lower rates in effect in certain jurisdictions in 2011.
Segment Results
     Our business is organized in four reporting segments —Business Consulting Services, Dispute and Investigative Services, Economic Consulting and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. We have two additional operating segments within the Business Consulting Services segment. Our business is managed and resources are allocated on the basis of the six operating segments.
     The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. The reporting segment was comprised of three operating segments: Energy, Healthcare and Other Business Consulting practices. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets, and the Other Business Consulting practices provide operations advisory, valuation and restructuring services to financial services and other markets.
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
     The following discussion includes, for each of our reporting segments, segment revenues before reimbursement, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 3 — Segment Information in the notes to the Consolidated Financial Statements). Segment operating profit represents total revenue less cost of services excluding long-term compensation expense related to consulting personnel. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.
Business Consulting Services

	For the three months ended March 31,		2011 over 2010 Increase (Decrease)
	2011	2010	Percentage
Revenues before reimbursements (in 000’s)	$70,469	$57,399	22.8
Total revenues (in 000’s)	79,627	66,250	20.2
Segment operating profit (in 000’s)	23,182	19,017	21.9
Segment operating profit margin	32.9%	33.1%	(0.6)
Average FTE consultants	899	706	27.3
Average utilization rate based on 1,850 hours	81%	80%	1.3
Average bill rate (excluding performance based fees)	$224	$218	2.8
     Revenues before reimbursements for this segment increased 22.8% during the three months ended March 31, 2011 compared to the corresponding period in 2010. Average FTE consultants increased 27.3% mainly as a result of the EthosPartners acquisition in October 2010, in which we added 180 consultants to our healthcare consulting business. The EthosPartners acquisition added a performance based fee processing business consisting of approximately 80 consultants, with significantly lower average bill rates, which is excluded from the average bill rate above. Average bill rate (excluding performance based fees) increased 2.8% for the three months ended March 31, 2011 compared to the corresponding period in 2010, mainly due to increased demand and modest bill rate increases in our healthcare practice. Success fees earned on contingent arrangements (which are included in total performance based fees) for the three months ended March 31, 2011 and 2010 were $3.4 million and $0.4 million, respectively. Including the impact of EthosPartners acquisition on a pro forma basis, revenues before reimbursements would have increased 9.5%. The healthcare and energy business revenues before reimbursements as a percentage of the segment revenues before reimbursements represented 76.3% and 72.2% for the three months ended March 31, 2011 and 2010, respectively. Segment operating profit increased $4.2 million due to the higher revenues before reimbursements as segment operating profit margins were generally consistent for the three months ended March 31, 2011 and 2010.

Dispute and Investigative Services

	For the three months ended March 31,		2011 over 2010 Increase (Decrease)
	2011	2010	Percentage
Revenues before reimbursements (in 000’s)	$65,753	$63,338	3.8
Total revenues (in 000’s)	72,006	67,894	6.1
Segment operating profit (in 000’s)	25,777	25,408	1.5
Segment operating profit margin	39.2%	40.1%	(2.2)
Average FTE consultants	584	647	(9.7)
Average utilization rates based on 1,850 hours	76%	75%	1.3
Average bill rate (excluding performance based fees)	$308	$292	5.5
     Revenues before reimbursements for this segment increased 3.8% during the three months ended March 31, 2011 compared to the corresponding period in 2010. Average FTE consultants decreased 9.7% as a result of higher than normal voluntary attrition in 2010, particularly in our West region, which was partially offset by the impact of the acquisition of Daylight. Average bill rates increased 5.5% for the three months ended March 31, 2011 compared to the corresponding period in 2010 mainly as a result of continued efforts to increase rates, and a change in consultant mix. The increase in revenues due to average billing rates was more than offset by decreased revenue due to lower headcount. Including the impact of the Daylight acquisition on a pro forma basis, revenues before reimbursements would have decreased 8.5%, driven largely by the senior departures. Operating profit was relatively consistent for the three months ended March 31, 2011 and 2010 and segment operating profit margin decreased slightly.
Economic Consulting

	For the three months ended March 31,		2011 over 2010 Increase (Decrease)
	2011	2010	Percentage
Revenues before reimbursements (in 000’s)	$17,874	$16,988	5.2
Total revenues (in 000’s)	18,539	18,609	(0.4)
Segment operating profit (in 000’s)	5,757	6,296	(8.6)
Segment operating profit margin	32.2%	37.1%	(13.2)
Average FTE consultants	130	114	14.0
Average utilization rates based on 1,850 hours	79%	90%	(12.2)
Average bill rate (excluding performance based fees)	$371	$367	1.1
     Revenues before reimbursements for this segment increased 5.2% during the three months ended March 31, 2011 compared to the corresponding period in 2010. The increase was mainly due to the successful recruitment of several senior economists during 2010 and the new client projects they generated. The new senior economists and related client projects resulted in a 14.0% increase in average FTE for the three months ended March 31, 2011 compared to the corresponding period in 2010. Utilization decreased for the three months ended March 31, 2011 compared to the corresponding period in 2010 due to a few large projects ending during the second half of 2010. Average bill rate increased 1.1% mainly due to recent hourly bill rate increases. Segment operating profit decreased $0.5 million and segment operating profit margin decreased 4.9 percentage points for the three months ended March 31, 2011 compared to the corresponding period in 2010, which was partially attributable to the lower utilization and the full impact of the costs associated with the recent senior hires.

International Consulting

	For the three months ended March 31,		2011 over 2010 Increase (Decrease)
	2011	2010	Percentage
Revenues before reimbursements (in 000’s)	$15,508	$16,145	(3.9)
Total revenues (in 000’s)	18,627	20,797	(10.4)
Segment operating profit (in 000’s)	3,282	3,740	(12.2)
Segment operating profit margin	21.2%	23.2%	(8.6)
Average FTE consultants	169	212	(20.3)
Average utilization rates based on 1,850 hours	65%	65%	0.0
Average bill rate (excluding performance based fees)	$313	$263	19.0
     Revenues before reimbursements for this segment decreased 3.9% during the three months ended March 31, 2011 compared to the corresponding period in 2010. Average FTE consultants decreased 20.3% for the three months ended March 31, 2011, compared to the corresponding period in 2010. The decrease in average FTE consultants was due primarily to planned headcount reductions over the course of 2010 in response to lower demand in the construction dispute and public services area. Severe reduction in government spending throughout 2010 contributed to the overall weakness in this segment. Average bill rate increased 19.0% for the three months ended March 31, 2011 compared to the corresponding period in 2010 due to a change in business mix. Utilization was flat as the decrease in demand during 2010 was offset by lower average FTE consultants. Segment operating profit decreased $0.5 million and segment operating profit margin declined 2.0 percentage points for the three months ended March 31, 2011 compared to the corresponding period in 2010, primarily related to the adverse market impacts described above.
Liquidity and Capital Resources
Summary
     Borrowings under our credit agreement increased $25.1 million from December 31, 2010 to March 31, 2011, due to higher seasonal working capital outflows mainly relating to incentive bonus payments and higher accounts receivable associated with increased revenue.
     Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. We had days sales outstanding (DSO) of 83 days at March 31, 2011, compared to 81 days at December 31, 2010. We calculate accounts receivable DSO by dividing the accounts receivable balance net of reserves and deferred revenue credits at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter.
Operating Activities
     Net cash used in operating activities increased to $23.4 million for the three months ended March 31, 2011, compared to $21.0 million used in operating activities for the three months ended March 31, 2010. The increase in cash used in operating activities related mainly to higher working capital requirements as described above.
Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2011 was $2.2 million, compared to $7.1 million for the three months ended March 31, 2010. The decrease in the use of cash resulted primarily from our acquisition of Empiris in January 2010 and lower capital spending on property and equipment expenditures during the three months ended March 31, 2011 compared to the corresponding period in the prior year.

Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2011 was $25.1 million, compared to net cash used in financing activities of $20.9 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, we used excess cash to prepay $40.0 million of our term loan facility.
Debt, Commitments and Capital
     As of March 31, 2011, we maintained an unsecured credit agreement consisting of a $275.0 million revolving credit facility which, subject to certain bank approvals, includes an option to increase to $375.0 million and a $225.0 million unsecured term loan facility. Borrowings under the revolving credit facility are payable in May 2012. Our credit agreement provides for borrowings in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. As of March 31, 2011, we had aggregate borrowings of $228.6 million, compared to $203.0 million as of December 31, 2010. Based on our financial covenant restrictions under our credit facility as of March 31, 2011, a maximum of approximately $60 million was available in additional borrowings under our credit facility. In January 2010, we used a portion of our cash to prepay $40.0 million of our term loan facility under our credit facility which reduced future required quarterly payments on a pro rata basis.
     At our option, borrowings under the revolving credit facility and the term loan facility bear interest, in general, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA) and whether the loan is made under the term loan facility or revolving credit facility. As of March 31, 2011, the applicable margins on LIBOR loans under the term loan facility and revolving credit facility were 1.25% and 1.00%, respectively. As of March 31, 2011, the applicable margins for base rate loans under the term loan facility and revolving credit facility were 0.25% and zero percent, respectively. For LIBOR loans, the applicable margin will vary between 0.50% to 1.75% depending upon our performance and financial condition. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements; see Note 10 — Comprehensive Income) was 2.7% and 6.1% for the three months ended March 31, 2011 and 2010, respectively.
     Our credit agreement also includes certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2011, under the definitions in the credit agreement, our consolidated leverage ratio was 2.6 and our consolidated fixed charge coverage ratio was 3.5. In addition to the financial covenants, our credit agreement contains customary affirmative and negative covenants and is subject to customary exceptions. These covenants limit our ability to incur liens or other encumbrances or make investments, incur indebtedness, enter into mergers, consolidations and asset sales, pay dividends or other distributions, change the nature of our business and engage in transactions with affiliates. We were in compliance with the terms of our credit agreement as of March 31, 2011 and 2010; however there can be no assurances that we will remain in compliance in the future.
     As of March 31, 2011, we had total commitments of $365.9 million, which included $32.1 million in deferred business acquisition obligations, payable in cash and common stock, and $104.8 million in lease commitments. As of March 31, 2011, we had no significant commitments for capital expenditures or software license agreements.
     The following table shows the components of our significant commitments as of March 31, 2011 and the scheduled years of payments (shown in thousands):

		From April 1,
		to
		December 31,
Contractual Obligations	Total	2011	2012 to 2013	2014 to 2015	Thereafter
Deferred purchase price obligations-cash	$26,384	$16,230	$10,154	$—	$—
Deferred purchase price obligations-stock	5,724	5,724	—	—	—
Employment agreements	375	375	—	—	—
Revolving loan	63,961	—	63,961	—	—
Term loan	164,657	13,798	150,859	—	—
Lease commitments	104,763	19,236	38,046	24,631	22,850

	$365,864	$55,363	$263,020	$24,631	$22,850

     Of the $104.8 million lease commitments as of March 31, 2011, $10.8 million of the lease commitments related to offices we have abandoned or in which we reduced excess space, which have been subleased or are available for sublease. As of March 31, 2011, we had contractual subleases of $6.7 million, which are not reflected in the commitment table above. Such sublease income would offset the cash outlays of the lease commitments in the table above. Additionally, we intend to secure subtenants for the properties available for sublease to offset the rent payments and will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. Such sublease income, if any, would offset the cash outlays. The lease commitments for these offices extend through 2020.
     We believe that our current cash and cash equivalents, the future cash flows from operations and borrowings under our credit agreement will provide adequate cash to fund anticipated short-term and long-term cash needs from normal operations; however, we are evaluating extending our current credit agreement or entering into a new credit agreement as noted below. In the event we make significant cash expenditures in the future for major acquisitions or other activities, we might need additional debt or equity financing, as appropriate. Additionally, our credit agreement is with a syndicate of several banks. These banks could be negatively impacted by the disruptions in the financial markets.
     We are in the process of renewing our credit agreement which expires in May 2012. Based on current market conditions, we expect that borrowings under any new credit facility will be at a higher cost of borrowing than our current borrowings. There can be no assurance that we will be able to renegotiate the term of our current credit agreement when it comes due or enter into a new credit agreement.
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
Critical Accounting Policies
     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Issued Standards
     In December 2010, the Financial Accounting Standards Board issued guidance to clarify the acquisition date that should used for reporting the pro forma financial information disclosures required by Topic 805 — Business Combinations, when comparative financial statements are presented. The update also requires additional disclosures of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This update is effective for acquisitions made in the first fiscal year beginning after December 15, 2010. We will adjust our disclosures as necessary after adoption.
     In March 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011 and the impact on our statements of financial position, results of operations and cash flow was not material.
     In September 2009, the Financial Accounting Standards Board issued guidance on revenue recognition which changes the criteria required to separate deliverables into separate units of accounting when they are sold in bundled arrangements. Previously entities were required to have vendor-specific objective evidence of fair value or other third-party evidence of fair value. The elimination of these requirements to separate deliverables into separate units of accounting will put more focus on a vendor’s assessment of whether delivered items in multiple element arrangements have standalone value. The update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011 and the impact on our statements of financial position, results of operations and cash flow was not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risks relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit agreement and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.
     As of March 31, 2011, borrowings under our credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fixed $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010 through May 31, 2012. In March 2010, we entered into two interest rate swap agreements of equal amounts with two different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.45% beginning July 1, 2010 through May 31, 2012. On June 30, 2010 our $165 million notional amount interest rate swap matured. As of March 31, 2011 our interest rate swaps effectively fixed our LIBOR base rate on $90.0 million of our debt. Based on borrowings under the credit agreement at March 31, 2011 and after giving effect to the impact of our interest rate swap agreement, our interest rate exposure is limited to $138.6 million of debt, and each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense.
     At March 31, 2011, our investments were primarily limited to ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.
     We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2011, we had net assets of approximately $76.8 million with a functional currency of the UK Pound Sterling and $31.0 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At March 31, 2011, we had net assets denominated in the non-functional currency of approximately $1.8 million. As such, a ten percent change in the value of the local currency would result in $0.2 million currency gain or loss in our results of operations.

Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     Except as described below, during the three months ended March 31, 2011, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).
     We are in the process of implementing a new ERP system. The first phase of the implementation was completed in 2010 and included implementing new modules related to our general ledger, accounts payable and human capital systems. We plan to continue to replace our legacy systems with the new ERP system functionality over the next several years. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We also conduct extensive post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting, and we have not experienced any significant internal control issues in connection with the implementation or operation of the new ERP system.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     We are not party to any legal proceedings, other than various lawsuits and claims in the ordinary course of business.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth repurchases of our common stock during the first quarter of 2011:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)
January 1 — 31, 2011	5,832	$9.26	—	$100,000,000
February 1 — 28, 2011	—	—	—	$100,000,000
March 1 - 31, 2011	67,103	$9.27	—	$100,000,000

Total	72,935	$9.27	—	$100,000,000

(a)	Represents shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.

(b)	On February 23, 2009, our board of directors authorized the repurchase of up to $100 million shares of our common stock, in open market or private transactions, until December 31, 2011. As of the date of this report, we have not repurchased any shares of our common stock under that authorization.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     The following exhibits are filed with this report:

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: April 28, 2011