Form 10-Q
period 2011-06-30
NAVIGANT CONSULTING INC
filed 2011-07-29
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 26, 2011, 52,248,259 shares of the Registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2011
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	31
Item 5. Other Information	31
Item 6. Exhibits	32
SIGNATURES	33
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Forward-Looking Statements
     Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$384	$1,981
Accounts receivable, net	190,730	179,058
Prepaid expenses and other current assets	26,293	19,697
Deferred income tax assets	13,425	18,749

Total current assets	230,832	219,485
Property and equipment, net	35,800	38,903
Intangible assets, net	19,533	23,194
Goodwill	566,213	561,002
Other assets	27,552	26,451

Total assets	$879,930	$869,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,821	$10,900
Accrued liabilities	7,781	7,936
Accrued compensation-related costs	60,991	72,639
Income tax payable	—	2,306
Term loan — current	—	18,397
Other current liabilities	29,017	43,401

Total current liabilities	109,610	155,579

Non-current liabilities:
Deferred income tax liabilities	49,241	42,274
Other non-current liabilities	22,278	25,907
Bank debt — non-current	205,221	33,695
Term loan — non-current	—	150,859

Total non-current liabilities	276,740	252,735

Total liabilities	386,350	408,314

Stockholders’ equity:
Common stock	61	61
Additional paid-in capital	562,089	564,214
Treasury stock	(194,519)	(206,162)
Retained earnings	134,781	115,243
Accumulated other comprehensive loss	(8,832)	(12,635)

Total stockholders’ equity	493,580	460,721

Total liabilities and stockholders’ equity	$879,930	$869,035

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues before reimbursements	$173,293	$154,617	$342,897	$308,487
Reimbursements	21,115	17,706	40,310	37,386

Total revenues	194,408	172,323	383,207	345,873
Cost of services before reimbursable expenses	116,822	102,128	231,637	204,358
Reimbursable expenses	21,115	17,706	40,310	37,386

Total costs of services	137,937	119,834	271,947	241,744
General and administrative expenses	31,143	29,089	63,552	59,549
Depreciation expense	3,206	3,553	6,583	7,354
Amortization expense	2,163	2,962	4,464	5,758

Operating income	19,959	16,885	36,661	31,468
Interest expense	1,911	3,508	3,751	6,986
Interest income	(429)	(311)	(796)	(624)
Other expense (income), net	72	(44)	36	61

Income before income tax expense	18,405	13,732	33,670	25,045
Income tax expense	7,645	5,904	14,132	10,770

Net income	$10,760	$7,828	$19,538	$14,275

Basic net income per share	$0.21	$0.16	$0.39	$0.29
Shares used in computing income per basic share	50,820	49,205	50,498	48,948
Diluted net income per share	$0.21	$0.16	$0.38	$0.28
Shares used in computing income per diluted share	51,270	50,264	51,153	50,180
See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$19,538	$14,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,583	7,354
Amortization expense	4,464	5,758
Share-based compensation expense	4,133	2,938
Accretion of interest expense	529	401
Deferred income taxes	11,313	7,814
Allowance for doubtful accounts receivable	3,028	3,938
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,962)	(3,541)
Prepaid expenses and other assets	(4,745)	(9,780)
Accounts payable	889	1,561
Accrued liabilities	(217)	1,203
Accrued compensation-related costs	(11,751)	(19,120)
Income taxes payable	(2,266)	(1,782)
Other liabilities	(3,577)	(3,370)

Net cash provided by operating activities	13,959	7,649

Cash flows from investing activities:
Purchases of property and equipment	(3,401)	(5,479)
Acquisitions of businesses, net of cash acquired	(1,046)	(33,870)
Payments of acquisition liabilities	(10,217)	—
Other, net	(225)	—

Net cash used in investing activities	(14,889)	(39,349)

Cash flows from financing activities:
Issuances of common stock	1,050	1,533
Payment upon termination of credit agreement	(250,613)	—
Proceeds from new credit agreement	250,613	—
Borrowings from banks, net of repayments	6,432	25,049
Payments of term loan	(4,599)	(40,920)
Payments of debt issuance costs	(2,814)	—
Other, net	(839)	(119)

Net cash used in financing activities	(770)	(14,457)

Effect of exchange rate changes on cash and cash equivalents	103	13

Net decrease in cash and cash equivalents	(1,597)	(46,144)
Cash and cash equivalents at beginning of the period	1,981	49,144

Cash and cash equivalents at end of the period	$384	$3,000

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
     The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.
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
Note 2. Acquisitions
     On October 1, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. for approximately $37.0 million, which consisted of $28.0 million in cash paid at closing, $2.0 million in restricted common stock issued at closing and $7.0 million in deferred payments. The restricted stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities. The deferred payments are payable in cash in two equal installments on the first and second anniversaries of the closing date. In addition, EthosPartners can earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $5.6 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the six months ended June 30, 2011. The additional purchase price payments, if earned, would be payable approximately 90 days after the end of the annual period in which the performance targets were attained. As part of the purchase price allocation, we recorded $6.4 million in identifiable intangible assets and $35.8 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.
     We acquired EthosPartners to enhance our Healthcare practice. EthosPartners is a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. This acquisition included 180 consulting professionals and has been integrated into our Business Consulting Services segment.
     On May 14, 2010, we acquired the assets of Daylight Forensic & Advisory LLC, located in New York, New York for approximately $40.0 million, which consisted of $29.9 million in cash paid at closing and $10.0 million in cash paid on the first anniversary of the closing date during the three months ended June 30, 2011. As part of the purchase price allocation, we recorded $4.5 million in identifiable intangible assets and $35.2 million in goodwill. The purchase price paid in cash at closing was funded under our credit facility.
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
     On January 20, 2010, we acquired the assets of Empiris, LLC, located in Washington, D.C. for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, recorded in other current and non-current liabilities, to be paid in cash in two equal installments on December 31, 2010 and January 3, 2012. On December 31, 2010, we paid the first cash installment of $0.8 million. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012 and will be payable in March of the year following the year in which such performance targets are attained. During the quarter ended March 31, 2011, we paid approximately $0.2 million of this consideration. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the income statement. No such gains or losses were recorded during the six months ended June 30, 2011 or 2010. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.
     We acquired Empiris to enhance our Economic Consulting segment. Empiris provides significant expertise and growth opportunities in our Washington, D.C. market by servicing relevant governmental agencies, corporations and law firms. This acquisition consisted of nine professionals and has been integrated into our Economic Consulting segment.
We acquired two other small businesses, one in December 2010 and the other in May 2011, for an aggregate purchase price of $3.2 million. The acquired businesses have been integrated in our International Consulting segment.
Pro Forma Information
     The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the acquisitions described above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues (in thousands)	$194,682	$184,749	$384,303	$376,872
Net income (in thousands)	$10,805	$7,736	$19,718	$14,989
Basic net income per share	$0.21	$0.16	$0.39	$0.31
Diluted net income per share	$0.21	$0.15	$0.39	$0.30
Note 3. Segment Information
     Our business is organized into four reporting segments —Business Consulting Services, Dispute and Investigative Services, Economic Consulting and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. We have two additional operating segments within the Business Consulting Services segment. Our business is managed and resources are allocated on the basis of the six operating segments.
     The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. The reporting segment is comprised of three operating segments, Energy, Healthcare and Other Business Consulting practices. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets, and the Other Business Consulting practice provides operations advisory, valuation and restructuring services to financial services and other markets.
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
     The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense related to consulting personnel. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Long-term compensation expense related to consulting personnel includes share-based compensation expense and compensation expense attributed to forgivable loans (see Note 8 — Supplemental Consolidated Balance Sheet Information).

	For the three months ended		For the six months ended
	June 30,		June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Revenues before reimbursements:
Business Consulting Services	$71,710	$63,430	$142,179	$120,829
Dispute and Investigative Services	66,789	59,737	132,542	123,075
Economic Consulting	18,475	16,966	36,349	33,954
International Consulting	16,319	14,484	31,827	30,629

Total revenues before reimbursements	$173,293	$154,617	$342,897	$308,487

Total revenues:
Business Consulting Services	$81,193	$71,756	$160,820	$138,006
Dispute and Investigative Services	73,117	63,867	145,123	131,761
Economic Consulting	19,889	18,622	38,428	37,231
International Consulting	20,209	18,078	38,836	38,875

Total revenues	$194,408	$172,323	$383,207	$345,873

Segment operating profit:
Business Consulting Services	$23,453	$23,148	$46,635	$42,165
Dispute and Investigative Services	27,279	21,585	53,056	46,993
Economic Consulting	6,029	6,273	11,786	12,569
International Consulting	3,549	3,663	6,831	7,403

Total combined segment operating profit	60,310	54,669	118,308	109,130
Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	31,143	29,089	63,552	59,549
Depreciation expense	3,206	3,553	6,583	7,354
Amortization expense	2,163	2,962	4,464	5,758
Long-term compensation expense related to consulting personnel (including share-based compensation)	3,839	2,180	7,048	5,001

Operating income	19,959	16,885	36,661	31,468
Interest and other expense, net	1,554	3,153	2,991	6,423

Income before income tax expense	$18,405	$13,732	$33,670	$25,045

Total assets by segment were as follows (shown in thousands):

	June 30,	December 31,
	2011	2010
Business Consulting Services	$264,120	$263,465
Dispute and Investigative Services	347,419	343,531
Economic Consulting	88,784	86,719
International Consulting	76,153	69,539
Unallocated assets	103,454	105,781

Total assets	$879,930	$869,035

Note 4. Goodwill and Intangible Assets, net
     Goodwill and other intangible assets consisted of (shown in thousands):

	June 30,	December 31,
	2011	2010
Goodwill	$571,638	$566,427
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	566,213	561,002
Intangible assets:
Customer lists and relationships	72,455	71,153
Non-compete agreements	21,260	20,994
Other	24,031	23,521

Intangible assets, at cost	117,746	115,668
Less — accumulated amortization	(98,213)	(92,474)

Intangible assets, net	19,533	23,194

Goodwill and intangible assets, net	$585,746	$584,196

     Our annual goodwill impairment test is completed in the second quarter of each year. During the second quarter of 2011, we performed our annual goodwill impairment test based on balances as of May 31, 2011. We completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.
     As of our annual goodwill impairment test, the excess of estimated fair value over net asset carrying value of our reporting units was consistent or higher for all reporting units when compared to our November 30, 2010 interim goodwill impairment test and approximated 29% for Energy; 19% for Healthcare, 15% for Dispute and Investigative Services, 15% for Economic Consulting, 64% for Other Business Consulting Services, and 9% for International Consulting. In determining estimated fair value of our reporting units, we used internal projections completed during our quarterly forecasting process. The key assumptions reflected profit margin improvement that was generally consistent with our longer term historical performance, revenue growth rates that were higher than our peer group in the near term, discount rates that were determined based on comparables for our peer group and cost of capital that was based on company averages. In general, growth rates used in our annual impairment test were the same as in our interim goodwill impairment test with the exception of the International Consulting reporting unit, which was favorably impacted by two small acquisitions since the date of the last fair value estimation. The profit margin expectations used in our May 31, 2011 analysis for all reporting units were materially the same as those used in our prior goodwill analysis. Our fair value estimates were made as of the date of our analysis and are subject to change.
     As we complete our tests of goodwill impairment, if the excess of estimated fair value over the net asset carrying value of our reporting units decreases, there is increased risk that the second step of the goodwill impairment test will be required, and that goodwill impairment could result. International Consulting had the smallest excess at approximately 9% and the Dispute and Investigative Services, Healthcare, and Economic Consulting reporting units had excess between 15% and 20%. Our International Consulting segment fair value is more volatile due to its smaller size, assumed higher growth rates, involvement in emerging markets and exposure to multiple markets outside the United States. The higher growth rates are based on our ability to leverage current and future investments and other factors which may be beyond our control. Further, the Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value depends on various factors including the success of those acquisitions and the ability to leverage our recent investments. The Economic Consulting reporting unit fair value also assumes higher growth rates and is subject to volatility due to its smaller size. The Dispute and Investigative Services and Healthcare reporting units are our largest and their fair values will depend on the ability to achieve profitable growth.
     In addition to our annual goodwill impairment test, on a periodic basis, we are required to consider whether it is more likely than not that the fair value of each of the reporting units has fallen below its carrying value. We consider elements and other factors including, but not limited to, adverse changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance and our financial projections. As a result of this review we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our annual test date.
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
     As of June 30, 2011, there was no indication of impairment related to our goodwill or other intangible assets; however, there can be no assurance that goodwill or these assets will not be impaired in the future and we will continue to monitor the factors noted above.
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
     Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives, which approximate the estimated period of consumption. As of June 30, 2011, our intangible assets consisted of the following (amounts shown in thousands):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.0	$14,491
Non-compete agreements, net	3.4	1,242
Other intangible assets, net	3.7	3,800
Total intangible assets, net	3.9	19,533

     The changes in carrying values of goodwill and intangible assets (shown in thousands) are as follows:

	For the six months ended
	June 30,
	2011	2010
Balance as of the beginning of the period — Goodwill, net	$561,002	$485,101
Goodwill acquired during the period	2,131	40,958
Adjustments to goodwill	(94)	(88)
Foreign currency translation — Goodwill, net	3,174	(4,112)

Balance as of the end of the period — Goodwill, net	$566,213	$521,859

Balance as of the beginning of the period — Intangible assets, net	$23,194	$30,352
Intangible assets acquired during the period	583	6,082
Foreign currency translation — Intangible assets, net	220	(825)
Less — amortization expense	(4,464)	(5,758)

Balance as of the end of the period — Intangible assets, net	$19,533	$29,851

     As of June 30, 2011, goodwill and intangible assets, net of amortization, by segment were as follows (shown in thousands):

Segment	Amount
Business Consulting Services	$200,002
Dispute and Investigative Services	265,762
Economic Consulting	63,688
International Consulting	56,294

Total goodwill and intangible assets, net	$585,746

     Total amortization expense for the six months ended June 30, 2011 and 2010 was $4.5 million and $5.8 million, respectively. Total amortization expense for the three months ended June 30, 2011 and 2010 was $2.2 million and $3.0 million, respectively. Below is the estimated aggregate amortization expense related to the intangible assets as of June 30, 2011, to be recorded for the remainder of 2011 and the years thereafter (shown in thousands):

For the period ending December 31,	Amount
2011 (July — December)	$3,598
2012	5,033
2013	4,231
2014	3,495
2015	1,485
2016	1,148
Thereafter	543

Total	$19,533

Note 5. Net Income per Share (EPS)
     Basic net income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares outstanding is the total of the shares of common stock outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common stock that could potentially be issued due to the exercise of stock options, vesting of restricted shares or restricted stock units, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.

     The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic shares	50,820	49,205	50,498	48,948
Employee stock options	101	292	97	311
Restricted stock and restricted stock units	152	116	158	147
Business combination obligations payable in a fixed dollar amount of shares	197	628	400	759
Contingently issuable shares	—	23	—	15

Diluted shares	51,270	50,264	51,153	50,180

Antidilutive shares (in thousands)	876	473	918	396
     Antidilutive shares were excluded from the computation of diluted shares because these stock options had exercise prices greater than the average market price of our common stock during the respective time period and thus the impact of including these shares in the diluted share calculation would have been antidilutive.
     In connection with certain business acquisitions, we are obligated to issue shares of our common stock. Obligations to issue a fixed number of shares are included in the basic EPS calculation. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of shares of our common stock at the time of issuance are included in the diluted EPS calculation. For the three and six months ended June 30, 2011, the diluted share computation included 0.2 and 0.4 million shares, respectively, related to deferred purchase price obligations associated with our acquisition of the Chicago Partners business.
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
Note 6. Stockholders’ Equity
     The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2011 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2011	$460,721	50,134
Comprehensive income	23,341	—
Acquisition-related stock issuance and adjustment	6,013	591
Other issuances of common stock	1,050	115
Net settlement of employee taxes on taxable compensation related to the vesting of restricted stock	(839)	(88)
Tax deficiencies on stock options exercised and restricted stock and restricted stock units vested	(839)	—
Issuances of restricted stock, net of forfeitures	—	330
Share-based compensation expense	4,133	—

Stockholders’ equity at June 30, 2011	$493,580	51,082

     During the six months ended June 30, 2011, 330,000 shares of restricted stock vested. We recorded $0.8 million related to tax deficiencies in connection with the vestings as the per share fair value amounts were less than the per share measurement price. Also, during the six months ended June 30, 2011, we recorded a fair value adjustment to the shares of our common stock we issued as part of the EthosPartners acquisition and issued approximately 591,000 shares to settle $5.7 million of deferred acquisition obligations in connection with the Chicago Partners acquisition (see Note 8 — Supplemental Consolidated Balance Sheet Information). The shares above do not include unvested restricted stock (see Note 7 — Share-Based Compensation Expense).

Note 7. Share-Based Compensation Expense
Share-Based Compensation Expense
     Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization of restricted stock awards and restricted stock units	$2,126	$1,682	$3,490	$2,416
Amortization of stock option awards	261	253	526	462
Fair value adjustment for variable stock option accounting awards	—	(11)	—	(44)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	46	39	117	104

Total share-based compensation expense	$2,433	$1,963	$4,133	$2,938

     During the six months ended June 30, 2011 and 2010, share-based compensation expense attributable to consultant personnel was included in cost of services before reimbursable expenses, and share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The following table shows the amounts attributable to each category (shown in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of services before reimbursable expenses	$1,481	$1,040	$2,351	$1,841
General and administrative expenses	952	923	1,782	1,097

Total share-based compensation expense	$2,433	$1,963	$4,133	$2,938

     During the six months ended June 30, 2010, share-based compensation expense was impacted by a modification of restricted stock terms (discussed below).
Restricted Stock and Restricted Stock Units Outstanding
     The measurement price for our restricted stock and restricted stock unit awards is the fair market value of our common stock at the date of grant. The restricted stock and restricted stock units are granted under the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended.
     The following table summarizes restricted stock and restricted stock unit activity for the six months ended June 30:

	2011		2010
		Weighted		Weighted
	Number	average	Number	average
	of shares	measurement	of shares	measurement
	(000s)	date price	(000s)	date price
Restricted stock and restricted stock units outstanding at beginning of the period	1,449	$15.52	1,356	$17.25
Granted	777	9.66	277	12.22
Vested	(330)	15.91	(188)	16.74
Forfeited	(14)	18.04	(38)	18.74

Restricted stock and restricted stock units outstanding at end of the period	1,882	$13.01	1,407	$16.28

     As of June 30, 2011, we had $18.8 million of total compensation costs related to our unvested restricted stock and restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as expense over the remaining vesting periods. The weighted-average remaining vesting period is approximately 2 years. At June 30, 2011 and 2010, restricted stock units outstanding were 723,000 and 57,000, respectively.
     During March 2010, we modified the terms of the restricted stock awards granted on March 13, 2007 and April 30, 2007 to provide for 25% annual vesting starting March 13, 2011 and April 30, 2011, respectively. These awards originally vested seven years from the grant date, with the vesting accelerating based upon the achievement of certain operating performance targets. We modified the vesting terms of the restricted stock awards in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million in the first quarter of 2010 to share-based compensation expense to align the expense recognition with the amended vesting terms. As of June 30, 2011, approximately 0.5 million of these restricted stock awards remain outstanding and 0.3 million have vested.
     During the six months ended June 30, 2011, we granted 102,000 of restricted stock awards which had a fair value of $1.0 million at grant date to selected senior management and our board of directors. These restricted stock awards vest ratably over three years.
     On April 15, 2011, we granted 611,000 of restricted stock units, with a fair value of $5.9 million at grant date, to selected senior level consultants. The restricted stock units cliff vest three years from the grant date. The restricted stock units are part of a program to provide performance incentives for select key senior practitioners and senior management as well as to retain such individuals.
Stock Options
     During the six months ended June 30, 2011, we granted 120,000 stock options which had a fair value of $0.6 million at grant date to selected senior management and our board of directors. These options vest ratably over three years.
Note 8. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net:
     The components of accounts receivable were as follows (shown in thousands):

	June 30,	December 31,
	2011	2010
Billed amounts	$142,137	$144,686
Engagements in process	63,951	51,520
Allowance for doubtful accounts	(15,358)	(17,148)

Accounts receivable, net	$190,730	$179,058

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
Prepaid expenses and other current assets:
     The components of prepaid expenses and other current assets were as follows (shown in thousands):

	June 30,	December 31,
	2011	2010
Notes receivable — current	$7,726	$6,934
Prepaid income taxes	3,287	—
Other prepaid expenses and other current assets	15,280	12,763

Prepaid expenses and other current assets	$26,293	$19,697

Other assets:
     The components of other assets were as follows (shown in thousands):

	June 30,	December 31,
	2011	2010
Notes receivable — non-current	$12,069	$12,328
Prepaid expenses and other non-current assets	15,483	14,123

Other assets	$27,552	$26,451

     Notes receivable represent unsecured employee loans with terms of generally three to five years. These loans were issued to recruit and retain highly skilled consultants. We issued $4.0 million and $7.3 million of loans during the six months ended June 30, 2011 and 2010, respectively. The principal amount and accrued interest is expected to be forgiven by us either over the term of the loans so long as the professionals continue employment and comply with certain contractual requirements, or to be paid by the consultant. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate (approximately 5.0% per year) and is recorded as interest income. The forgiveness of such accrued interest is recorded as compensation expense which aggregated $0.4 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively and $0.7 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.
     Prepaid expenses and other assets include signing and retention bonuses that are generally recoverable from employees if such employees terminate their employment prior to fulfilling their obligations to us. Such amounts are amortized as compensation expense over the period in which they are recoverable from the employee in periods up to seven years. During the six months ended June 30, 2011 and 2010, we issued $5.2 million and $10.9 million, respectively, in signing and retention bonuses.
     During the three months ended June 2011, we incurred $2.8 million of costs in connection with our bank debt, which we have deferred in our current and non-current prepaid expense accounts, and will amortize using the effective interest rate method through May 2016.
Property and Equipment:
     Property and equipment were comprised of the following (shown in thousands):

	June 30,	December 31,
	2011	2010
Furniture, fixtures and equipment	$58,621	$57,037
Software	33,308	31,693
Leasehold improvements	38,058	37,644

Property and equipment, at cost	129,987	126,374
Less: accumulated depreciation and amortization	(94,187)	(87,471)

Property and equipment, net	$35,800	$38,903

Other Current Liabilities:
     The components of other current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2011	2010
Deferred business acquisition obligations	$8,237	$22,208
Deferred revenue	13,123	14,200
Deferred rent	2,126	2,144
Liabilities on abandoned real estate	1,865	1,595
Interest rate swap liability (See Note 10)	1,117	—
Other liabilities	2,549	3,254

Total other current liabilities	$29,017	$43,401

     The deferred business acquisition obligations consisted of cash obligations. During the six months ended June 30, 2011, we made a cash payment of $10.0 million in deferred business acquisition obligations in connection with the Daylight acquisition and issued approximately 591,000 shares of our common stock to settle $5.7 million in deferred business acquisition obligations in connection with the Chicago Partners acquisition.
     The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2020.
     Deferred revenue represents advance billings to our clients for services that have not been performed and earned.

Other Non-current Liabilities:
     The components of other non-current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2011	2010
Deferred business acquisition obligations	$9,416	$9,839
Deferred rent — long-term	9,680	9,538
Liabilities on abandoned real estate	994	2,833
Interest rate swap liabilities (see Note 10)	—	1,471
Other non-current liabilities	2,188	2,226

Total other liabilities	$22,278	$25,907

     The deferred business acquisition obligations consisted of cash obligations. The liability for deferred business acquisition obligations has been discounted to net present value.
     The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2022.
     Our liabilities for abandoned real estate included future rent obligations, net of contracted sublease and assumed sublease income. In addition to the amounts in the table above, we had a liability for abandoned real estate of $1.0 million which was recorded in connection with prior period acquisitions and included in other current and non-current liabilities above.
     We continue to monitor our estimates for office closure obligations and related expected sublease income. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and management judgement and have been adjusted and may be adjusted in future periods as necessary. Of the $3.9 million liability recorded at June 30, 2011, we expect to pay $2.6 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.
     The activity for our long and short-term commitment on abandoned real estate for the six months ended June 30, 2011 is as follows (shown in thousands):

Balance at December 31, 2010	$4,428
Utilized during the six months ended June 30, 2011	(1,569)

Balance at June 30, 2011	$2,859

     During the six months ended June 30, 2011, we exercised the right to terminate one of our Chicago office leases. As a result, we are obligated to pay $1.2 million, in two equal installments, the first of which was paid in May 2011 and the second of which is due in November 2011. The reduction of the foregone rent payments for this Chicago lease offset the $1.2 million termination fee.
Note 9. Supplemental Consolidated Cash Flow Information
     Supplemental information regarding the impact of interest and taxes on cash flows is as follows (shown in thousands):

	For the six months ended
	June 30,
	2011	2010
Interest paid	$2,949	$6,449
Income taxes paid (refunded)	7,963	(262)

Note 10. Comprehensive Income
     Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreements (shown in thousands), was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$10,760	$7,828	$19,538	$14,275
Foreign currency translation adjustment	(2)	(980)	3,591	(4,456)
Unrealized income on interest rate derivatives net of income tax costs or benefits	80	769	212	1,563

Comprehensive income	$10,838	$7,617	$23,341	$11,382

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
     We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no material ineffectiveness related to the interest rate derivatives for the six months ended June 30, 2011 and 2010. During the six months ended June 30, 2011 and 2010, we recorded $0.7 million and $4.2 million in interest expense, respectively, associated with differentials to be received or paid under the interest rate derivatives.
     As of June 30, 2011, we have a $1.1 million net liability related to the interest rate derivatives. During the six months ended June 30, 2011, we recorded $0.2 million of unrealized gains related to our derivatives, which is net of income taxes of $0.2 million, to accumulated other comprehensive loss. As of June 30, 2011, accumulated other comprehensive loss is comprised of foreign currency translation loss of $8.1 million and unrealized net loss on the interest rate derivatives of $0.7 million.
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
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate derivatives (see Note 10 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of June 30, 2011, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivative are classified within Level 2.
     Additionally, the carrying value of our bank debt (see Note 12 — Bank Borrowings) was estimated to be near or at fair value due to the fact that we refinanced during the three months ended June 30, 2011, and based on that, credit spreads are current and likelihood of default by us and our counterparties is minimal. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2011 based upon the short-term nature of the assets and liabilities.
     The following table summarizes the liability measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (shown in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2011
Interest rate swaps (recorded in other current liabilities)	—	$1,117	—	$1,117
December 31, 2010
Interest rate swap (recorded in other liabilities)	—	$1,471	—	$1,471
Note 12. Bank Borrowings
     On May 27, 2011, we entered into an unsecured credit agreement with a syndicate of banks. The credit agreement is a five-year, $400.0 million revolving credit facility and replaces our previous credit agreement. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit agreement up to an aggregate amount of $500.0 million. The credit agreement matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. Initial proceeds of $250.6 million under the credit agreement were used to repay borrowings outstanding under the previous credit agreement. As of June 30, 2011, we had aggregate borrowings of $205.2 million, compared to $203.0 million as of December 31, 2010. Based on our financial covenant restrictions as of June 30, 2011, a maximum of approximately $90.0 million was available in additional borrowings under our new credit agreement.
     At our option, borrowings under the credit agreement bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). As of June 30, 2011, the applicable margins on LIBOR and base rate loans were 1.75% and 0.75%, respectively. Effective August 15, 2011, this margin on the LIBOR loan will drop to 1.5%. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 10 — Comprehensive Income) was 2.8% for the three and six months ended June 30, 2011, and 6.2% and 6.1%, respectively, for the corresponding periods in 2010.
     Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2011, under the definitions in the credit agreement, our consolidated leverage ratio was 2.3 and our consolidated fixed charge coverage ratio was 3.7. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreements as of June 30, 2011 and 2010; however, there can be no assurances that we will remain in compliance in the future.
Note 13. Subsequent Events
     On July 17, 2011, we acquired the assets of Ignited Solutions, LLC, a leading electronic evidence and discovery services provider. Ignited includes 27 professionals and will be integrated into our Dispute and Investigative Services segment. We paid $6.3 million in cash at closing, which included $1.2 million in accounts receivable, and Ignited may earn up to a total of $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. The purchase price paid in cash at closing was funded with borrowings under our revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
     We market our services directly to corporate counsel, law firms, governmental entities, corporate boards, corporate executives and special committees. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. New engagements are sought and won by our senior and mid-level consultants working together with our business development team that supports all of our segments. Our future performance will continue to depend upon the ability of our consultants to win new engagements as well as our ability to retain consultants.
     A significant portion of new business arises from prior client engagements. We also seek to leverage our client relationships in one business segment to cross sell services provided by the other segments. Clients frequently expand the scope of engagements during delivery to include follow-on, complementary activities. In addition, an on-site presence affords our consultants the opportunity to become aware of, and to help define, additional project opportunities.
     We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and materials basis. Clients are typically invoiced on a monthly basis, with revenues recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings; the vast majority of our healthcare practice utilizes fixed fee billing arrangements. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. These revenues may cause unusual variations in quarterly revenues and operating results.
     Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses and the direct costs of recruiting and training the consulting staff. Consultant compensation consists of salaries, incentive compensation, amortization of signing and retention incentive payments, stock-based compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, stock compensation and benefits for corporate management and administrative personnel, which are used to indirectly support client projects. Office-related expenses primarily consist of rent for our offices. Other administrative costs include bad debt expense, marketing, technology, finance and human capital management.

Human Capital Resources
     Our human capital resources include consulting professionals and administrative and management personnel with a diverse pool of consultants and administrative support staff with various skills and experience.
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
     We continually review and adjust, if needed, our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and stock-based compensation, and benefits) to ensure that it is competitive within the industry, is consistent with our performance, and provides us with the ability to achieve target profitability levels.
     Our bill rates or fees to clients are tiered in accordance with the experience and levels of the consulting staff. We monitor and adjust those bill rates according to then-current market conditions for our service offerings and within the various industries we serve.
Key Operating Metrics
We include the following metrics in order to provide additional operating information related to our business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies.
•	Average FTE consultants is our average consultant headcount during the period adjusted for part-time status.

•	Period end FTE consultants is our consultant headcount at the last day of the reporting period adjusted for part-time status.

•	Average bill rate excluding performance based fees is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenue. Fee revenues and hours on performance based services are excluded from average bill rate.

•	Average utilization rate for our FTE consultants is calculated by dividing the number of hours all of our full-time billable consultants worked on client engagements during a period by the total available working hours for all of these consultants during the same period (1,850 hours).

•	Billable hours are the number of hours all of our full-time billable consultants worked on client engagements during the reporting period.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
2011 compared to 2010 — For the three and six months ended June 30
The following table summarizes for comparative purposes certain financial and key operating metrics on a consolidated basis.

			2011 over			2011 over
			2010			2010
	For the three months ended		Increase	For the six months ended		Increase
(Amounts in thousands, except	June 30,		(Decrease)	June 30,		(Decrease)
per share data and metrics)	2011	2010	Percentage	2011	2010	Percentage
Revenues before reimbursements	$173,293	$154,617	12.1	$342,897	$308,487	11.2
Reimbursements	21,115	17,706	19.3	40,310	37,386	7.8

Total revenues	194,408	172,323	12.8	383,207	345,873	10.8
Cost of services before reimbursable expenses	116,822	102,128	14.4	231,637	204,358	13.3
Reimbursable expenses	21,115	17,706	19.3	40,310	37,386	7.8

Total cost of services	137,937	119,834	15.1	271,947	241,744	12.5
General and administrative expenses	31,143	29,089	7.1	63,552	59,549	6.7
Depreciation expense	3,206	3,553	(9.8)	6,583	7,354	(10.5)
Amortization expense	2,163	2,962	(27.0)	4,464	5,758	(22.5)

Operating income	19,959	16,885	18.2	36,661	31,468	16.5
Interest expense	1,911	3,508	(45.5)	3,751	6,986	(46.3)
Interest income	(429)	(311)	37.9	(796)	(624)	27.6
Other expense (income), net	72	(44)	263.6	36	61	(41.0)

Income before income tax expense	18,405	13,732	34.0	33,670	25,045	34.4
Income tax expense	7,645	5,904	29.5	14,132	10,770	31.2

Net income	$10,760	$7,828	37.5	$19,538	$14,275	36.9

Basic net income per share	$0.21	$0.16	31.3	$0.39	$0.29	34.5
Shares used in computing income per basic share	50,820	49,205	3.3	50,498	48,948	3.2
Diluted net income per share	$0.21	$0.16	31.3	$0.38	$0.28	35.7
Shares used in computing income per diluted share	51,270	50,264	2.0	51,153	50,180	1.9
Key operating metrics:
Average FTE
—Billable	1,764	1,660	6.3	1,773	1,669	6.2
—Non-billable	527	519	1.5	527	518	1.7
Period End FTE
—Billable	1,768	1,668	6.0	1,768	1,668	6.0
—Non-billable	526	522	0.8	526	522	0.8
Average bill rate (excluding performance based fees)	$277	$266	4.1	$275	$264	4.2
Average utilization rates based on 1,850 hours	79%	73%	8.2	79%	75%	5.3

     Earnings Summary. Net income for the three and six months ended June 30, 2011 increased compared to the corresponding periods in 2010, reflecting an increase in revenues before reimbursements and lower depreciation, amortization, and interest expenses, partially off-set by higher costs of services and general and administrative expenses.
     Revenues before Reimbursements. For the three and six months ended June 30, 2011, revenues before reimbursements increased compared to the corresponding periods in 2010, primarily as a result of increased demand in our energy markets and incremental revenue from the EthosPartners and Daylight acquisitions and other senior hiring completed in 2010. Average bill rate, utilization and FTE’s increased during the three and six months ended June 30, 2011 compared to the corresponding periods in 2010. Through the first six months of 2011, approximately 5% of our revenues stem from opportunities with the U.S. Federal government. In addition, many of our businesses are also indirectly impacted by government spending, including the operations of the judicial system and various U.S. regulatory and enforcement organizations.
     Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased for the three and six months ended June 30, 2011 compared to the corresponding periods in 2010, resulting from higher compensation, incentive bonus, and benefit expense, including the reinstatement of our 401(k) plan matching contributions in June 2010 and costs associated with new senior hires and recent acquisitions. Throughout 2010, we increased senior level hiring, which included certain recruiting incentives that are amortized over time. As a result, the amortization of these investments and costs increased cost of services before reimbursable expenses during the three and six months ended June 30, 2011 compared to the corresponding periods in 2010.
     General and Administrative Expenses. General and administrative expenses increased 7.1% for the three months ended June 30, 2011 compared to the corresponding period in 2010 and increased 6.7% for the six months ended June 30, 2011 compared to the corresponding period in 2010. The increase was partially a result of higher wages and benefits due to an increase in average FTE non-billable employees of 1.5% and 1.7% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010, and higher incentive compensation and outside professional services in 2011. This was partially offset by a decrease of $1.4 million and $0.9 million in bad debt expense for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The bad debt decreases resulted primarily from the collection of certain aged receivables. General and administrative expenses were 18.0% and 18.8% as a percentage of revenues before reimbursements for the three months ended June 30, 2011 and 2010, respectively, and 18.5% and 19.3% for the six months ended June 30, 2011 and 2010, respectively.
     Depreciation Expense. Depreciation expense decreased 9.8% and 10.5% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010, due to the full depreciation of certain assets and relatively lower spending on property, plant and equipment in recent years.
     Amortization Expense. Amortization expense decreased 27.0% and 22.5% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010, due to an impairment recorded during the three months ended December 31, 2010 relating to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment and the full amortization of certain intangible assets as their useful lives came to term. This decrease was partially offset by increased amortization relating to our recent acquisitions.
     Interest Expense. Interest expense decreased 45.5% and 46.3% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The decrease related primarily to the expiration of an unfavorable interest rate swap effective June 30, 2010. The decrease was partially offset by higher average borrowing balances for the three and six months ended June 30, 2011 compared to the corresponding periods in 2010. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 2.8% and 6.2% for the three months ended June 30, 2011 and 2010, respectively and 2.8% and 6.1% for the six months ended June 30, 2011 and 2010, respectively.
     Income Tax Expense. Our effective income tax rate for the three months ended June 30, 2011 and 2010 was 41.5% and 43.0%, respectively, and 42.0% and 43.0% for the six months ended June 30, 2011 and 2010, respectively. The decrease was a result of the mix of income earned in various state and foreign jurisdictions with different income tax rates, as lower rates in effect in certain jurisdictions in 2011.

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
Business Consulting Services

			2011 over			2011 over
			2010			2010
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2011	2010	Percentage	2011	2010	Percentage
Revenues before reimbursements (in 000’s)	$71,710	$63,430	13.1	$142,179	$120,829	17.7
Total revenues (in 000’s)	81,193	71,756	13.2	160,820	138,006	16.5
Segment operating profit (in 000’s)	23,453	23,148	1.3	46,635	42,165	10.6
Segment operating profit margin	32.7%	36.5%	(10.4)	32.8%	34.9%	(6.0)
Average FTE consultants	905	699	29.5	902	702	28.5
Average utilization rates based on 1,850 hours	81%	81%	0.0	81%	81%	0.0
Average bill rate (excluding performance based fees)	$225	$217	3.7	$223	$217	2.8
     The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. Beginning as of the first quarter of 2010, the reporting segment is comprised of three operating segments, Energy, Healthcare and Other Business Consulting practices. The Energy and Healthcare business units are defined as operating segments due to their size, importance and organizational reporting relationships. The two business units represented 74.5% and 71.3% of segment revenues before reimbursements for the three months ended June 30, 2011 and 2010, respectively, and 75.3% and 71.3% for the six months ended June 30, 2011 and 2010, respectively. The Energy and Healthcare operating segments provide services to clients in those respective markets, and Other Business Consulting provides operations advisory, valuation and restructuring services to financial services and other markets.
     Revenues before reimbursements for this segment increased 13.1% during the three months ended June 30, 2011 compared to the corresponding period in 2010. Average FTE consultants increased 29.5% mainly as a result of the EthosPartners acquisition in October 2010, in which we added 180 consultants to our healthcare consulting business. Average bill rate (excluding performance based fees) increased 3.7% for the three months ended June 30, 2011 compared to the corresponding period in 2010, mainly due to increased demand and modest bill rate increases partially offset by more leveraged work in our energy business. Utilization was flat for the three months ended June 30, 2011 compared to the corresponding period in 2010. Success fees earned on contingent arrangements (which are included in total performance based fees) for the three months ended June 30, 2011 and 2010 were $1.4 million and $4.4 million, respectively. Including the impact of EthosPartners acquisition on a pro forma basis, revenues before reimbursements would have increased 1.1%. Segment operating profit remained generally consistent while segment operating profit margins decreased 3.8 percentage points for the three months ended June 30, 2011 compared to the corresponding period in 2010 mainly due to the drop in performance based fees, as well as a change in project mix, particularly in healthcare, combined with higher wages, benefits and certain performance based incentives.

     Revenues before reimbursements for this segment increased 17.7% during the six months ended June 30, 2011 compared to the corresponding period in 2010. For reasons discussed above, average FTE consultants increased 28.5% and average bill rate (excluding performance based fees) increased 2.8% for the six months ended June 30, 2011 compared to the corresponding period in 2010. Utilization was flat for the six months ended June 30, 2011 compared to the corresponding period in 2010. Success fees earned on contingent arrangements (which are included in total performance based fees) for the six months ended June 30, 2011 and 2010 were $4.9 million and $4.7 million, respectively. Including the impact of EthosPartners acquisition on a pro forma basis, revenues before reimbursements would have increased 5.1%. Segment operating profit increased $4.5 million for the six months ended June 30, 2011 compared to the corresponding period in 2010 mainly due to the addition of EthosPartners and improved utilization in the energy market. Segment operating profit margins decreased 2.1 percentage points for the six months ended June 30, 2011 compared to the corresponding period in 2010 mainly due a change in project mix, particularly in healthcare, combined with higher wages, benefits and certain performance based incentives.
Dispute and Investigative Services

			2011 over			2011 over
			2010			2010
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2011	2010	Percentage	2011	2010	Percentage
Revenues before reimbursements (in 000’s)	$66,789	$59,737	11.8	$132,542	$123,075	7.7
Total revenues (in 000’s)	73,117	63,867	14.5	145,123	131,761	10.1
Segment operating profit (in 000’s)	27,279	21,585	26.4	53,056	46,993	12.9
Segment operating profit margin	40.8%	36.1%	13.0	40.0%	38.2%	4.7
Average FTE consultants	562	642	(12.5)	572	644	(11.2)
Average utilization rates based on 1,850 hours	81%	69%	17.4	78%	72%	8.3
Average bill rate (excluding performance based fees)	$314	$300	4.7	$312	$295	5.8
     The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel and corporate boards.
     Revenues before reimbursements for this segment increased 11.8% during the three months ended June 30, 2011 compared to the corresponding period in 2010. Average FTE consultants decreased 12.5% as a result of higher than normal voluntary attrition in 2010, and headcount reductions made in 2010 to better align resources with demand in certain markets and locations. These decreases in FTE were partially offset by the impact of the acquisition of Daylight during the second quarter of 2010. Average bill rates increased 4.7% for the three months ended June 30, 2011 compared to the corresponding period in 2010 mainly as a result of continued efforts to increase bill rates, a change in consultant mix and an increase in new engagements at higher rates. Billable hours increased 2.4% for the three months ended June 30, 2011 compared to the corresponding period in 2010 despite the 12.5% decrease in average FTE, which resulted in a 17.4% increase in utilization. The revenue before reimbursement increase was driven by the addition of Daylight and several large engagements which began or grew during the second quarter of 2011. Including the impact of the Daylight acquisition on a pro forma basis, revenues before reimbursements would have increased 6.9%. Segment operating profit increased $5.7 million due to the higher revenues before reimbursements as segment operating profit margins increased 4.7 percentage points for the three months ended June 30, 2011 compared to the corresponding period in 2010. The margin increase was mainly a result of increased billable hours despite lower average FTE, as well as the use of third party contractors to supplement staffing needs. In addition, certain cost reduction efforts implemented in the fourth quarter 2010, combined with lower severance in the period, further contributed to segment operating profit improvements.
     Revenues before reimbursements for this segment increased 7.7% during the six months ended June 30, 2011 compared to the corresponding period in 2010. For reasons discussed above, average FTE consultants decreased 11.2%, utilization increased 8.3%, and average bill rates increased 5.8% for the six months ended June 30, 2011 compared to the corresponding period in 2010. Despite the 11.2% decrease in average FTE consultants, billable hours only declined 3.1%, resulting in the higher utilization levels. The increase in revenues for the six months ended June 30, 2011 were driven by a full six months of Daylight contributions, as well as higher average bill rates, and several large engagements that began or grew during the second quarter of 2011. The segment also leveraged independent contractors to supplement staffing needs. Including the impact of the Daylight acquisition on a pro forma basis, revenues before reimbursements would have decreased 1.3%. Segment operating profit increased $6.1 million due to the higher revenues before reimbursements as segment operating profit margins increased 1.8 percentage points for the six months ended June 30, 2011 compared to the corresponding period in 2010 which is mainly a result of increased revenues before reimbursements despite lower costs due to lower average FTE. In addition, certain cost reduction efforts implemented in the fourth quarter 2010, combined with lower severance in the period, further contributed to segment operating profit improvements.
Economic Consulting

			2011 over			2011 over
			2010			2010
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2011	2010	Percentage	2011	2010	Percentage
Revenues before reimbursements (in 000’s)	$18,475	$16,966	8.9	$36,349	$33,954	7.1
Total revenues (in 000’s)	19,889	18,622	6.8	38,428	37,231	3.2
Segment operating profit (in 000’s)	6,029	6,273	(3.9)	11,786	12,569	(6.2)
Segment operating profit margin	32.6%	37.0%	(11.9)	32.4%	37.0%	(12.4)
Average FTE consultants	121	119	1.7	126	117	7.7
Average utilization rates based on 1,850 hours	88%	76%	15.8	84%	82%	2.4
Average bill rate (excluding performance based fees)	$376	$385	(2.3)	$373	$376	(0.8)
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
     Revenues before reimbursements for this segment increased 8.9% during the three months ended June 30, 2011 compared to the corresponding period in 2010. The increase was due to improvement in market demand during the quarter and revenue generation contributions of senior hires in 2010 and early 2011. Average FTE consultants was relatively consistent for the three months ended June 30, 2011 compared to the corresponding period in 2010. Average bill rate decreased 2.3% for the three months ended June 30, 2011 compared to the corresponding period in 2010 due to change in consultant billable hours mix partially offset by an annual bill rate increase implemented in 2011. Utilization increased 15.8% for the three months ended June 30, 2011 compared to the corresponding period in 2010 due to improved market demand in the quarter. Segment operating profit decreased $0.2 million and segment operating profit margin decreased 4.4 percentage points for the three months ended June 30, 2011 compared to the corresponding period in 2010, which was partially attributable to higher costs associated with the recent senior hires.
     Revenues before reimbursements for this segment increased 7.1% during the six months ended June 30, 2011 compared to the corresponding period in 2010. The increase was due to improvement in market demand in the second quarter of 2011 and revenue generation contributions of senior hires in 2010 and early 2011. Average FTE consultants increased 7.7% for the six months ended June 30, 2011 compared to the corresponding period in 2010, This was mainly a result of successful recruiting of senior level economists and supporting staff during 2010. Average bill rate remained relatively flat for the six months ended June 30, 2011 compared to the corresponding period in 2010 as overall rate increases were offset by a change in consultant billable hours mix. Utilization increased 2.4% for the six months ended June 30, 2011 compared to the corresponding period in 2010 due to improved market demand in the second quarter of 2011. Segment operating profit decreased $0.8 million and segment operating profit margin decreased 4.6 percentage points for the six months ended June 30, 2011 compared to the corresponding period in 2010, which was partially attributable to higher costs associated with the recent senior hires.

International Consulting

			2011 over			2011 over
			2010			2010
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2011	2010	Percentage	2011	2010	Percentage
Revenues before reimbursements (in 000’s)	$16,319	$14,484	12.7	$31,827	$30,629	3.9
Total revenues (in 000’s)	20,209	18,078	11.8	38,836	38,875	(0.1)
Segment operating profit (in 000’s)	3,549	3,663	(3.1)	6,831	7,403	(7.7)
Segment operating profit margin	21.7%	25.3%	(14.2)	21.5%	24.2%	(11.2)
Average FTE consultants	176	200	(12.0)	173	206	(16.0)
Average utilization rates based on 1,850 hours	62%	60%	3.3	64%	62%	3.2
Average bill rate (excluding performance based fees)	$303	$259	17.0	$309	$261	18.4
     The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite and corporate management, government entities and law firms.
     Revenues before reimbursements for this segment increased 12.7% during the three months ended June 30, 2011 compared to the corresponding period in 2010. Excluding the impact of favorable currency fluctuations, revenues before reimbursements for this segment increased 4.0% during the three months ended June 30, 2011 compared to the corresponding period in 2010. Average FTE consultants decreased 12.0% for the three months ended June 30, 2011, compared to the corresponding period in 2010. The decrease in average FTE consultants was due primarily to planned headcount reductions over the course of 2010 in response to lower demand in certain practice areas. Severe reductions in government spending throughout 2010 contributed to the overall weakness in this segment. Average bill rate increased 17.0% for the three months ended June 30, 2011 compared to the corresponding period in 2010 due to stable demand in the construction area, a change in business mix and favorable currency rates in 2011. Utilization increased 3.3% for the three months ended June 30, 2011 compared to the corresponding period in 2010 as a result of increasing demand in 2011 in certain markets and 2010 average FTE reductions. Segment operating profit decreased $0.1 million and segment operating profit margin declined 3.6 percentage points for the three months ended June 30, 2011 compared to the corresponding period in 2010, primarily related to the adverse market impacts described above.
     Revenues before reimbursements for this segment increased 3.9% during the six months ended June 30, 2011 compared to the corresponding period in 2010. Excluding the impact of favorable currency fluctuations, revenues before reimbursements for this segment increased slightly during the six months ended June 30, 2011 compared to the corresponding period in 2010. Average FTE consultants decreased 16.0% for the six months ended June 30, 2011, compared to the corresponding period in 2010, due to the reasons discussed above. Average bill rate increased 18.4% for the six months ended June 30, 2011 compared to the corresponding period in 2010 due to a change in business mix and favorable currency rates. Utilization increased 3.2% for the six months ended June 30, 2011 compared to the corresponding period in 2010, due to reasons discussed above. Segment operating profit decreased $0.6 million and segment operating profit margin declined 2.7 percentage points for the six months ended June 30, 2011 compared to the corresponding period in 2010, primarily related to the adverse market impacts described above.
Liquidity and Capital Resources
Summary
     During the quarter we entered into a new credit agreement. Net proceeds from the new credit agreement of $250.6 million were used for payment of the term loan and line of credit under our previous credit agreement which was terminated (see Debt, Commitments and Capital section below). Net borrowings under our credit agreement increased $1.8 million from December 31, 2010 to June 30, 2011, due to payments of deferred acquisition liabilities relating to the Daylight acquisition, payment of debt issuance costs and higher accounts receivable associated with increased revenue partially offset by lower working capital outflows mainly relating to incentive bonus payments and accruals.
     Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. We had days sales outstanding (DSO) of 82 days at June 30, 2011, compared to 81 days at December 31, 2010. We calculate accounts receivable DSO by dividing the accounts receivable balance net of reserves and deferred revenue credits at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter.
Operating Activities
     Net cash provided by operating activities was $14.0 million for the six months ended June 30, 2011, compared to $7.6 million provided by operating activities for the six months ended June 30, 2010. The increase in cash provided by operating activities related lower working capital requirements as described above and higher net income.
Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2011 was $14.9 million, compared to $39.3 million for the six months ended June 30, 2010. The decrease in the use of cash during the six months ended June 30, 2011 compared to the corresponding period in 2010 was related to less cash used for acquisition payment obligations in addition to lower capital spending on property and equipment. For the six months ended June 30, 2010, we paid $33.9 million in cash at closing for two acquisitions: Empiris in January 2010 and Daylight in May 2010. For the six months ended June 30, 2011, we paid $10.0 million for the second and last deferred payment obligation of the Daylight purchase.
Financing Activities
     Net cash used in financing activities for the six months ended June 30, 2011 was $0.8 million, compared to net cash used in financing activities of $14.5 million for the six months ended June 30, 2010. During the three months ended June 30, 2011, we entered into a new credit agreement. Net proceeds from the new credit agreement of $250.6 million were used for payment of the term loan and line of credit under the old credit agreement which was terminated (see Debt, Commitments and Capital below). In connection with the new credit agreement we paid $2.8 million in debt issuance costs. During the six months ended June 30, 2010, we used excess cash to prepay $40.0 million of our term loan facility which was partially offset by borrowings for acquisitions.
Debt, Commitments and Capital
     On May 27, 2011, we entered into an unsecured credit agreement with a syndicate of bank lenders. The credit agreement is a five-year, $400.0 million revolving credit facility and replaces our previous credit agreement. At our option, subject to the terms and conditions specified in the agreement we may elect to increase the commitments under the credit agreement up to an aggregate amount of $500.0 million. The credit agreement matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. Initial proceeds of $250.6 million under the credit agreement were used to repay borrowings outstanding under the previous credit agreement. As of June 30, 2011, we had aggregate borrowings of $205.2 million compared to $203.0 million as of December 31, 2010. Based on our financial covenant restrictions as of June 30, 2011, a maximum of approximately $90.0 million was available in additional borrowings under our new credit agreement.
     At our option, borrowings under the credit agreement bear interest, based on a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). As of June 30, 2011, the applicable margins on LIBOR and base rate loans were 1.75% and 0.75%, respectively. Effective August 15, 2011, this margin on the LIBOR loan will drop to 1.5%. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% to 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 10 — Comprehensive Income) was 2.8% for the three and six months ended June 30, 2011, and 6.2% and 6.1%, for the corresponding periods in 2010, respectively.

     Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2011, under the definitions in the credit agreement, our consolidated leverage ratio was 2.3 and our consolidated fixed charge coverage ratio was 3.7. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of its business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement as of June 30, 2011 and 2010; however, there can be no assurances that we will remain in compliance in the future.
     As of June 30, 2011, we had total commitments of $356.1 million, which included $17.7 million in deferred business acquisition obligations, payable in cash, and $132.9 million in lease commitments. As of June 30, 2011, we had no significant commitments for capital expenditures or software license agreements.
     The following table shows the components of our significant commitments as of June 30, 2011 and the scheduled years of payments (shown in thousands):

		From July 1,
		to
		December 31,
Contractual Obligations	Total	2011	2012 to 2013	2014 to 2015	Thereafter
Deferred purchase price obligations-cash	$17,653	$7,061	$10,187	$405	$—
Employment agreements	375	375	—	—	—
Revolving loan	205,221	—	—	—	205,221
Lease commitments	132,869	13,512	43,092	29,621	46,644

	$356,118	$20,948	$53,279	$30,026	$251,865

     As discussed above, on May 27, 2011 we refinanced our credit agreement, replacing our original term loan and revolver with a new revolving loan maturing in May 2016. Of the $132.9 million lease commitments as of June 30, 2011, $8.1 million of the lease commitments related to offices we have abandoned or in which we reduced excess space, which has been subleased. As of June 30, 2011, we had contractual subleases of $5.7 million, which are not reflected in the commitment table above. Such sublease income would offset the cash outlays of the lease commitments in the table above. In addition, we exercised the termination clause of two lease agreements. As of June 30, 2011 we are obligated to pay $0.9 million in termination fees which have been included in lease commitments above. Our lease commitments extend through 2022.
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

Recently Issued Standards
     In June 2011, the Financial Accounting Standards Board issued guidance which will require public entities to increase the prominence of other comprehensive income in financial statements. Under Topic 220 — Presentation of Comprehensive Income, an entity will have the option to present the components of net income and comprehensive income in either one or two financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011.
     In December 2010, the Financial Accounting Standards Board issued guidance to clarify the acquisition date that should used for reporting the pro forma financial information disclosures required by Topic 805 — Business Combinations, when comparative financial statements are presented. The update also requires additional disclosures of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This update is effective for acquisitions made in the first fiscal year beginning after December 15, 2010. We have adopted this guidance effective January 1, 2011. The adoption of this guidance did not have any impact on our financial statements as it contains only disclosure requirements.
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
     As of June 30, 2011, borrowings under our credit agreement bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fixed $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010 through May 31, 2012. In March 2010, we entered into two interest rate swap agreements of equal amounts with two different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.45% beginning July 1, 2010 through May 31, 2012. On June 30, 2010, our $165 million notional amount interest rate swap matured. As of June 30, 2011, our interest rate swaps effectively fixed our LIBOR base rate on $90.0 million of our debt. Based on borrowings under the credit agreement at June 30, 2011 and after giving effect to the impact of our interest rate swap agreement, our interest rate exposure is limited to $115.2 million of debt, and each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense.
     As of June 30, 2011, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

     We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2011, we had net assets of approximately $78.1 million with a functional currency of the UK Pound Sterling and $29.7 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At June 30, 2011, we had net assets denominated in the non-functional currency of approximately $1.1 million. As such, a ten percent change in the value of the local currency would result in $0.1 million foreign currency translation gain or loss in our results of operations.
Item 4. Controls and Procedures
     Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
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
     Except as described below, during the three months ended June 30, 2011, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2011, we issued the following unregistered equity securities:

		Number of
	Type of	Shares in	Exemption	Purchaser or
Date	Securities	Consideration (a)	Claimed (b)	“Recipient”
April 30, 2011	Common Stock	591,320	Section 4(2)	Lake Michigan Partners, LLC

(a)	The shares of common stock were issued in satisfaction of deferred payment obligations under the Purchase and Sale Agreement, dated April 18, 2008, by and among the Registrant and Chicago Partners, L.L.C., pursuant to which we purchased substantially all of the assets of Chicago Partners, L.L.C. The consideration detailed in the table above does not take into account additional cash or other consideration paid or payable as a part of the transaction.

(b)	The shares of common stock were issued to an accredited investor without registration in a private placement in reliance on the exemption from registration under Section 4(2) of the Securities Act.
     The following table sets forth repurchases of our common stock during the second quarter of 2011:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)
April 1 — 30, 2011	2,400	$9.72	—	$100,000,000
May 1 — 31, 2011	9,853	$11.17	—	$100,000,000
June 1 — 30, 2011	2,941	$9.94	—	$100,000,000

Total	15,194	$10.70	—	$100,000,000

(a)	Represents shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.

(b)	On February 23, 2009, our board of directors authorized the repurchase of up to $100 million of our common stock, in open market or private transactions, until December 31, 2011. As of the date of this report, we have not repurchased any shares of our common stock under that authorization.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
     The following exhibits are filed with this report:

Exhibit No.	Description
Exhibit 10.1	Credit Agreement, dated as of May 27, 2011, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of American, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 31, 2011)

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: July 29, 2011