Form 10-Q
period 2011-09-30
NAVIGANT CONSULTING INC
filed 2011-10-28
CIK 1019737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 26, 2011, 52,284,486 shares of the Registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,424	$1,981
Accounts receivable, net	198,809	179,058
Prepaid expenses and other current assets	22,159	19,697
Deferred income tax assets	15,205	18,749

Total current assets	237,597	219,485
Property and equipment, net	34,843	38,903
Intangible assets, net	18,576	23,194
Goodwill	568,829	561,002
Other assets	26,836	26,451

Total assets	$886,681	$869,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,619	$10,900
Accrued liabilities	8,586	7,936
Accrued compensation-related costs	76,726	72,639
Income tax payable	4,747	2,306
Term loan — current	—	18,397
Other current liabilities	30,242	43,401

Total current liabilities	134,920	155,579

Non-current liabilities:
Deferred income tax liabilities	50,727	42,274
Other non-current liabilities	23,998	25,907
Bank debt — non-current	173,622	33,695
Term loan — non-current	—	150,859

Total non-current liabilities	248,347	252,735

Total liabilities	383,267	408,314

Stockholders’ equity:
Common stock	61	61
Additional paid-in capital	565,139	564,214
Treasury stock	(194,739)	(206,162)
Retained earnings	145,317	115,243
Accumulated other comprehensive loss	(12,364)	(12,635)

Total stockholders’ equity	503,414	460,721

Total liabilities and stockholders’ equity	$886,681	$869,035

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues before reimbursements	$181,821	$153,222	$524,718	$461,709
Reimbursements	22,651	21,625	62,961	59,011

Total revenues	204,472	174,847	587,679	520,720
Cost of services before reimbursable expenses	123,209	102,368	354,846	306,726
Reimbursable expenses	22,651	21,625	62,961	59,011

Total costs of services	145,860	123,993	417,807	365,737
General and administrative expenses	32,863	30,789	96,415	90,338
Depreciation expense	3,481	3,528	10,064	10,882
Amortization expense	2,234	3,168	6,698	8,926
Other operating benefit:
Office consolidation	—	(900)	—	(900)

Operating income	20,034	14,269	56,695	45,737
Interest expense	1,907	1,789	5,658	8,775
Interest income	(396)	(360)	(1,192)	(984)
Other income, net	(206)	(250)	(170)	(189)

Income before income tax expense	18,729	13,090	52,399	38,135
Income tax expense	8,193	3,867	22,325	14,637

Net income	$10,536	$9,223	$30,074	$23,498

Basic net income per share	$0.21	$0.19	$0.59	$0.48
Shares used in computing income per basic share	51,109	49,662	50,702	49,186
Diluted net income per share	$0.20	$0.18	$0.59	$0.47
Shares used in computing income per diluted share	51,487	50,518	51,263	50,292

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$30,074	$23,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,064	10,882
Amortization expense	6,698	8,926
Share-based compensation expense	6,516	4,776
Accretion of interest expense	695	620
Deferred income taxes	10,609	7,647
Allowance for doubtful accounts receivable	5,276	7,105
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(23,801)	(22,550)
Prepaid expenses and other assets	(47)	(10,499)
Accounts payable	3,719	2,432
Accrued liabilities	632	9
Accrued compensation-related costs	3,961	(10,458)
Income taxes payable	2,784	(2,302)
Other liabilities	(2,903)	(5,946)

Net cash provided by operating activities	54,277	14,140

Cash flows from investing activities:
Purchases of property and equipment	(5,472)	(8,115)
Acquisitions of businesses, net of cash acquired	(7,346)	(33,870)
Payments of acquisition liabilities	(10,217)	—
Other, net	(225)	—

Net cash used in investing activities	(23,260)	(41,985)

Cash flows from financing activities:
Issuances of common stock	1,383	3,013
Payment upon termination of credit agreement	(250,613)	—
Proceeds from new credit agreement	250,613	—
Net borrowings from (repayments to) banks	(24,715)	25,941
Payments of term loan	(4,599)	(45,520)
Payments of debt issuance costs	(2,814)	—
Other, net	(706)	564

Net cash used in financing activities	(31,451)	(16,002)

Effect of exchange rate changes on cash and cash equivalents	(123)	86

Net decrease in cash and cash equivalents	(557)	(43,761)
Cash and cash equivalents at beginning of the period	1,981	49,144

Cash and cash equivalents at end of the period	$1,424	$5,383

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 18, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. We have evaluated events and transactions occurring after the balance sheet date and prior to the date of this filing. We believe there are no such events or transactions that require disclosure for this filing.

Note 2. Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC, a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Dispute and Investigative Services reporting segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. Fair value of the contingent consideration recorded in other current and non-current liabilities was estimated to be $2.6 million, and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the statement of income. As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On October 1, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc to enhance our Healthcare practice. EthosPartners was a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. This acquisition included 180 consulting professionals and has been integrated into our Business Consulting Services reporting segment. We acquired EthosPartners for approximately $37.0 million, which consisted of $28.0 million in cash paid at closing, $2.0 million in restricted stock issued at closing and $7.0 million in deferred payments. The restricted stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities. The deferred payments are payable in cash in two equal installments on the first and second anniversaries of the closing date. On October 1, 2011 we paid the first installment of $3.5 million. In addition, EthosPartners can earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $5.6 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the statement of income. No such gains or losses were recorded during the nine months ended September 30, 2011. As part of the purchase price allocation, we recorded $6.4 million in identifiable intangible assets and $35.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On May 14, 2010, we acquired the assets of Daylight Forensic & Advisory LLC to enhance our investigative service offerings and to add significant presence in the New York market. Daylight was a consulting and investigative firm specializing in regulatory compliance and fraud risk management, with extensive capabilities in anti-money laundering and Foreign Corrupt Practices Act-related matters. This acquisition included 65 consulting professionals and has been integrated into our Dispute and Investigative Services reporting segment. The purchase price of approximately $40.0 million consisted of $29.9 million in cash paid at closing and $10.0 million in cash paid on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.5 million in identifiable intangible assets and $35.2 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On January 20, 2010, we acquired the assets of Empiris, LLC to enhance our Economic Consulting segment and to provide significant expertise and growth opportunities in our Washington, D.C. market. This acquisition consisted of nine professionals and has been integrated into our Economic Consulting reporting segment. We acquired Empiris for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, recorded in other current and non-current liabilities, to be paid in cash in two equal installments on December 31, 2010 and January 3, 2012. On December 31, 2010, we paid the first cash installment of $0.8 million. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million and was determined based on level two observable inputs and will be recalculated each reporting period with any resulting gains or losses being recorded in the statement of income. No such gains or losses were recorded during the nine months ended September 30, 2011 or 2010. During the nine months ended September 30, 2011, we paid approximately $0.2 million of the contingent consideration. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired two other small businesses, one in December 2010 and the other in May 2011, for an aggregate purchase price of $3.2 million. The acquired businesses have been integrated into our International Consulting reporting segment.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Total revenues (in thousands)	$204,472	$186,302	$592,247	$566,646
Net income (in thousands)	$10,536	$10,492	$30,754	$25,735
Basic net income per share	$0.21	$0.21	$0.61	$0.52
Diluted net income per share	$0.20	$0.21	$0.60	$0.51

Note 3. Segment Information

Our business is organized into four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. We have three operating segments within the Business Consulting Services segment: Energy, Healthcare, and Other Business Consulting Services. Our business is managed and resources are allocated on the basis of the six operating segments.

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. The reporting segment is comprised of three operating segments: Energy, Healthcare and Other Business Consulting Services. Energy and Healthcare are defined as operating segments due to their size, importance and organizational reporting relationships. The Energy and Healthcare operating segments provide services to clients in those respective markets, and the Other Business Consulting Services operating segment provides operations advisory, valuation and restructuring services to financial services and other markets.

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel, corporate boards and government agencies.

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

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Long-term compensation expense related to consultants includes share-based compensation expense and compensation expense attributed to forgivable loans (see Note 8 — Supplemental Consolidated Balance Sheet Information).

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in Thousands)	2011	2010	2011	2010
Revenues before reimbursements:
Business Consulting Services	$80,886	$58,406	$223,065	$179,235
Dispute and Investigative Services	66,791	64,997	199,333	188,072
Economic Consulting	17,024	16,588	53,373	50,542
International Consulting	17,120	13,231	48,947	43,860

Total revenues before reimbursements	$181,821	$153,222	$524,718	$461,709

Total revenues:
Business Consulting Services	$92,619	$68,894	$253,439	$206,900
Dispute and Investigative Services	73,318	71,279	218,441	203,040
Economic Consulting	18,630	18,231	57,058	55,462
International Consulting	19,905	16,443	58,741	55,318

Total revenues	$204,472	$174,847	$587,679	$520,720

Segment operating profit:
Business Consulting Services	$25,869	$19,817	$72,504	$61,982
Dispute and Investigative Services	27,727	26,738	80,783	73,731
Economic Consulting	5,700	5,585	17,486	18,154
International Consulting	3,158	1,680	9,989	9,083

Total combined segment operating profit	62,454	53,820	180,762	162,950
Segment operating profit reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	32,863	30,789	96,415	90,338
Depreciation expense	3,481	3,528	10,064	10,882
Amortization expense	2,234	3,168	6,698	8,926
Long-term compensation expense related to consultants (including share-based compensation)	3,842	2,966	10,890	7,967
Other operating benefit	—	(900)	—	(900)

Operating income	20,034	14,269	56,695	45,737
Interest and other expense, net	1,305	1,179	4,296	7,602

Income before income tax expense	$18,729	$13,090	$52,399	$38,135

Total assets allocated by segment include accounts receivable, net, intangible assets, and goodwill. The remaining assets are unallocated. Allocated assets, by segment, were as follows (shown in thousands):

	September 30, 2011	December 31, 2010
Business Consulting Services	$271,173	$263,465
Dispute and Investigative Services	352,561	343,531
Economic Consulting	88,560	86,719
International Consulting	73,919	69,539
Unallocated assets	100,468	105,781

Total assets	$886,681	$869,035

Note 4. Goodwill and Intangible Assets, net

Goodwill and other intangible assets consisted of (shown in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$574,254	$566,427
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	568,829	561,002
Intangible assets:
Customer lists and relationships	72,755	71,153
Non-compete agreements	20,991	20,994
Other	23,756	23,521

Intangible assets, at cost	117,502	115,668
Less — accumulated amortization	(98,926)	(92,474)

Intangible assets, net	18,576	23,194

Goodwill and intangible assets, net	$587,405	$584,196

During the second quarter of 2011, we performed our annual goodwill impairment test based on balances at May 31, 2011. We completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

As of our annual goodwill impairment test, the excess of estimated fair value over net asset carrying value of each of our reporting units was consistent or higher when compared to our November 30, 2010 interim goodwill impairment test and approximated 64% for Other Business Consulting Services, 29% for Energy; 19% for Healthcare, 15% for Dispute and Investigative Services, 15% for Economic Consulting, and 9% for International Consulting. In determining estimated fair value of our reporting units, we used internal projections completed during our quarterly forecasting process. The key assumptions reflected profit margin improvement that was generally consistent with our longer term historical performance, revenue growth rates that were higher than our peer group in the near-term, discount rates that were determined based on comparables for our peer group and cost of capital that was based on our averages. The higher near-term revenue growth rates reflect the anticipated impact of senior practitioner additions that occurred throughout 2010 and in early 2011. In general, growth rates used in our annual impairment test were the same as in our interim goodwill impairment test with the exception of the International Consulting reporting unit, which was favorably impacted by two small acquisitions since the date of the last fair value estimation. The profit margin expectations used in our May 31, 2011 analysis for all reporting units were materially the same as those used in our prior goodwill analysis. Our fair value estimates were made as of the date of our analysis and are subject to change.

If the excess of estimated fair value over the net asset carrying value of our reporting units decreases, there is increased risk that the second step of the goodwill impairment test will be required, and that goodwill impairment could result. Our reporting units with the smallest excess were International Consulting (approximately 9% excess) and Dispute and Investigative Services, Healthcare, and Economic Consulting (each with excess between approximately 15% and 20%). The International Consulting reporting unit estimated fair value is more volatile due to its smaller size, assumed higher growth rates, involvement in emerging markets and exposure to multiple markets outside the United States. The higher growth rates are based on our ability to leverage current and future investments. However that ability may be impacted by factors beyond our control. Further, the Economic Consulting reporting unit is substantially comprised of recent acquisitions and its estimated fair value depends on various factors including the success of those acquisitions and the ability to leverage our recent investments. The Economic Consulting reporting unit fair value also assumes higher growth rates and is subject to greater volatility due to its smaller size. The Dispute and Investigative Services and Healthcare reporting units are our largest and their estimated fair values will depend on the ability to achieve profitable growth.

In addition to our annual goodwill impairment test, on a periodic basis, we are required to consider whether it is more likely than not that the fair value of each of the reporting units has fallen below its carrying value. We consider elements and other factors including, but not limited to, adverse changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance and our financial projections. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium and our ability to meet or exceed revenue and cost projections, among other things. As a result of this review, we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date.

At September 30, 2011, there was no indication of impairment related to our goodwill or other intangible assets and therefore, we did not perform the first step of the goodwill impairment test. There can be no assurance that goodwill or these assets will not be impaired in the future, and we will continue to monitor the factors noted above.

As we review our portfolio of services in the future, we may exit certain markets or reposition certain service offerings within our business. Consistent with past evaluations, further evaluations may result in our redefining our operating segments and may impact a significant portion of one or more of our reporting units. As noted above, if such actions occur, they may be considered triggering events that would result in our performing an interim impairment test of our goodwill and an impairment test of our other intangible assets.

We use various methods to determine fair value, including market, income and cost approaches. With these approaches, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to the valuation can be readily observable, market-corroborated or unobservable. Wherever possible, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs; however, due to the use of our own assumptions about the inputs in measuring fair value, our goodwill impairment testing also makes use of significant unobservable inputs.

During the first quarter of 2010, certain organization changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. The reallocation of goodwill among segments in the table below is included to reflect the reallocation that occurred as a result of the repositioning of the business.

The changes in carrying values of goodwill by segment are as follows (shown in thousands):

	Business Consulting Services	Dispute and Investigative Services	Economic Consulting	International Consulting	Total Company
Balance at January 1, 2011 — Goodwill, net	$193,016	$257,973	$61,759	$48,254	$561,002
Goodwill acquired during the period	264	5,826	—	1,942	8,032
Adjustments to goodwill	(35)	(107)	—	—	(142)
Foreign currency translation — Goodwill, net	—	(353)	—	290	(63)

Balance at September 30, 2011 — Goodwill, net	$193,245	$263,339	$61,759	$50,486	$568,829

Balance at December 31, 2009 — Goodwill, net	$172,312	$215,229	$55,952	$41,608	$485,101
Reallocation of goodwill among segments	(14,862)	7,706	—	7,156	—

Balance at January 1, 2010 — Goodwill, net	157,450	222,935	55,952	48,764	485,101
Goodwill acquired during the period	—	35,151	5,807	—	40,958
Adjustments to goodwill	(26)	(107)	—	—	(133)
Foreign currency translation — Goodwill, net	—	145	—	(316)	(171)

Balance at September 30, 2010 — Goodwill, net	$157,424	$258,124	$61,759	$48,448	$525,755

Our intangible assets have estimated useful lives which range up to nine years. We will amortize the remaining net book values of intangible assets over their remaining useful lives, which approximate the estimated periods of consumption. At September 30, 2011, our intangible assets consisted of the following (amounts shown in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.0	$13,959
Non-compete agreements, net	3.4	1,168
Other intangible assets, net	3.4	3,449

Total intangible assets, net	3.8	$18,576

Total amortization expense for the nine months ended September 30, 2011 and 2010 was $6.7 million and $8.9 million, respectively. Total amortization expense for the three months ended September 30, 2011 and 2010 was $2.2 million and $3.2 million, respectively. Below is the estimated aggregate amortization expense related to the intangible assets at September 30, 2011, to be recorded for the remainder of 2011 and the years thereafter (shown in thousands):

For the period ending December 31,	Amount
2011 (October - December)	$1,886
2012	6,277
2013	4,259
2014	3,328
2015	1,856
2016	714
Thereafter	256

Total	$18,576

Note 5. Net Income per Share (EPS)

Basic net income per share (EPS) is computed by dividing net income by the number of basic shares outstanding. Basic shares outstanding is the total of the shares of common stock outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average days outstanding for the period. Basic shares outstanding excludes the dilutive effect of common stock that could potentially be issued due to the exercise of stock options, vesting of restricted stock or restricted stock units, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which is the total of basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.

The components of diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Basic shares	51,109	49,662	50,702	49,186
Employee stock options	89	163	94	261
Restricted stock and restricted stock units	289	83	201	125
Business combination obligations payable in a fixed dollar amount of shares	—	569	266	696
Contingently issuable shares	—	41	—	24

Diluted shares	51,487	50,518	51,263	50,292

Antidilutive shares (in thousands)[1]	773	791	870	527

[1]

Stock options with exercise prices greater than the average market price of our common stock during the respective time period were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

In connection with certain business acquisitions, we were obligated to issue shares of our common stock. Obligations to issue a fixed number of shares were included in the basic EPS calculation in past periods. All of these shares were issued as of September 30, 2011. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of shares of our common stock at the time of issuance are included in the diluted EPS calculation. For the nine months ended September 30, 2011, the diluted share computation included 266,260 shares related to deferred purchase price obligations associated with our acquisition of the Chicago Partners business, which were issued during the second quarter of 2011.

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

Note 6. Stockholders’ Equity

The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2011 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2011	$460,721	50,134
Comprehensive income	30,345	—
Acquisition-related stock issuance and adjustment	6,014	591
Other issuances of common stock	1,383	163
Shares withheld to satisfy employee taxes on taxable compensation related to the vesting of restricted stock	(909)	(95)
Tax deficiencies on restricted stock and restricted stock units vested, net of tax benefits on stock options exercised	(656)	—
Issuances of restricted stock, net of forfeitures	—	357
Share-based compensation expense	6,516	—

Stockholders’ equity at September 30, 2011	$503,414	51,150

During the nine months ended September 30, 2011, 356,715 shares of restricted stock vested. Also, during the nine months ended September 30, 2011, we recorded a fair value adjustment to the shares we issued as part of the EthosPartners acquisition and issued 591,320 shares to settle $5.7 million of deferred acquisition obligations in connection with the Chicago Partners acquisition (see Note 8 — Supplemental Consolidated Balance Sheet Information). The shares above do not include unvested restricted stock (see Note 7 — Share-Based Compensation Expense).

Note 7. Share-Based Compensation Expense

Share-Based Compensation Expense

Total share-based compensation expense consisted of the following (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization of restricted stock and restricted stock units	$2,088	$1,533	$5,578	$3,949
Amortization of stock option awards	253	264	779	726
Fair value adjustment for variable stock option accounting awards	—	15	—	(29)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	42	26	159	130

Total share-based compensation expense	$2,383	$1,838	$6,516	$4,776

During the nine months ended September 30, 2011 and 2010, share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses, and share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. The year over year increase reflects the full year impact of share-based compensation granted in 2010. The following table shows the amounts attributable to each category (shown in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of services before reimbursable expenses	$1,477	$928	$3,828	$2,769
General and administrative expenses	906	910	2,688	2,007

Total share-based compensation expense	$2,383	$1,838	$6,516	$4,776

Restricted Stock and Restricted Stock Units Outstanding

The measurement price for our restricted stock and restricted stock units is the fair market value of our common stock at the date of grant. The restricted stock and restricted stock units are granted under the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended.

At September 30, 2011, we had $16.4 million of total compensation costs related to our unvested restricted stock and restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately 2 years.

The following table summarizes restricted stock activity for the nine months ended September 30:

	2011		2010
	Number of shares (000s)	Weighted average measurement date price	Number of shares (000s)	Weighted average measurement date price
Restricted stock at beginning of the period	1,379	$15.61	1,302	$17.29
Granted	106	9.52	270	12.17
Vested	(335)	15.75	(195)	16.84
Forfeited	(11)	18.63	(38)	18.76

Restricted stock outstanding at end of the period	1,139	$14.97	1,339	$16.28

During the nine months ended September 30, 2011, we granted 101,942 shares of restricted stock which had an aggregate fair value of $1.0 million at the grant date to our named executive officers and non-employee members of our board of directors. Of the restricted stock granted, 47,908 shares vest ratably over three years and 54,034 shares vest, in part, based upon the achievement of certain performance criteria. The performance-based vesting criteria resulted from a modification of the restricted stock granted to our named executive officers, as approved by the Compensation Committee of our board of directors. The addition of the performance-based vesting criteria had no impact on the number of shares granted or compensation expense.

During March 2010, we modified the terms of the restricted stock granted on March 13, 2007 and April 30, 2007 to provide for 25% annual vesting starting March 13, 2011 and April 30, 2011, respectively. These awards originally vested seven years from the grant date, with the vesting accelerating based upon the achievement of certain operating performance targets. We modified the vesting terms of the restricted stock in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million to share-based compensation expense during the nine months ended September 30, 2010 to align the expense recognition with the amended vesting terms. At September 30, 2011, 463,704 shares of this restricted stock remains outstanding and 340,899 shares have vested.

The following table summarizes restricted stock unit activity for the nine months ended September 30:

	2011		2010
	Number of units (000s)	Weighted average measurement date price	Number of units (000s)	Weighted average measurement date price
Restricted stock units outstanding at beginning of the period	70	$13.65	54	$16.19
Granted	709	9.75	21	11.37
Vested	(22)	13.77	(13)	16.36
Forfeited	(46)	10.29	(1)	19.97

Restricted stock units outstanding at end of the period	711	$9.97	61	$14.43

On April 15, 2011, we granted 611,103 restricted stock units, with an aggregate fair value of $5.9 million at the grant date, to selected senior level consultants. The restricted stock units cliff vest three years from the grant date. The restricted stock units are part of a program to provide performance incentives for select key senior practitioners and senior management as well as to retain such individuals.

Stock Options

During the nine months ended September 30, 2011, we granted 120,072 stock options, which had an aggregate fair value of $0.6 million at the grant date, to our named executive officers and non-employee members of our board of directors. These options vest ratably over three years and have an exercise price equal to the closing price of our common stock on the grant date.

Note 8. Supplemental Consolidated Balance Sheet Information

Accounts Receivable, net:

The components of accounts receivable were as follows (shown in thousands):

	September 30, 2011	December 31, 2010
Billed amounts	$152,166	$144,686
Engagements in process	62,889	51,520
Allowance for doubtful accounts	(16,246)	(17,148)

Accounts receivable, net	$198,809	$179,058

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Billings are generally done on a monthly basis for the prior month’s services. Our allowance for doubtful accounts receivable is based on historical experience and management’s judgment with respect to collectability and may change based on market conditions or specific client circumstances.

Prepaid expenses and other current assets:

The components of prepaid expenses and other current assets were as follows (shown in thousands):

	September 30, 2011	December 31, 2010
Notes receivable — current	$7,416	$6,934
Other prepaid expenses and other current assets	14,743	12,763

Prepaid expenses and other current assets	$22,159	$19,697

Other assets:

The components of other assets were as follows (shown in thousands):

	September 30, 2011	December 31, 2010
Notes receivable — non-current	$10,645	$12,328
Prepaid expenses and other non-current assets	16,191	14,123

Other assets	$26,836	$26,451

Notes receivable represent unsecured employee loans with terms of generally three to five years. These loans were issued to recruit and retain highly skilled consultants. We issued $4.0 million and $9.7 million of loans during the nine months ended September 30, 2011 and 2010, respectively. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the term of the loans so long as the consultants continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

Prepaid expenses and other assets include signing and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee in periods up to seven years. During the nine months ended September 30, 2011 and 2010, we issued $9.5 million and $16.0 million, respectively, in signing and retention bonuses.

During the nine months ended September 2011, in connection with our bank debt refinancing, we incurred $2.8 million of costs, which we have deferred in our current and non-current prepaid expense accounts and will amortize using the effective interest rate method through May 2016.

Property and Equipment:

Property and equipment were comprised of the following (shown in thousands):

	September 30, 2011	December 31, 2010
Furniture, fixtures and equipment	$59,752	$57,037
Software	34,130	31,693
Leasehold improvements	38,472	37,644

Property and equipment, at cost	132,354	126,374
Less: accumulated depreciation and amortization	(97,511)	(87,471)

Property and equipment, net	$34,843	$38,903

Other Current Liabilities:

The components of other current liabilities were as follows (shown in thousands):

	September 30, 2011	December 31, 2010
Deferred business acquisition obligations	$9,077	$22,208
Deferred revenue	13,749	14,200
Deferred rent	2,066	2,144
Liabilities on abandoned real estate	1,565	1,595
Interest rate swap liability (see Note 10)	737	—
Other liabilities	3,048	3,254

Total other current liabilities	$30,242	$43,401

At September 30, 2011, the remaining deferred business acquisition obligations consisted of cash obligations. During the nine months ended September 30, 2011, we made a cash payment of $10.0 million in connection with the Daylight acquisition and issued 591,320 shares of our common stock to settle $5.7 million in connection with the Chicago Partners acquisition. We recorded $0.8 million in additional deferred business acquisition obligations in connection with the Ignited acquisition.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not been performed and earned by us.

Other Non-current Liabilities:

The components of other non-current liabilities were as follows (shown in thousands):

	September 30, 2011	December 31, 2010
Deferred business acquisition obligations	$11,264	$9,839
Deferred rent — long-term	9,671	9,538
Liabilities on abandoned real estate	987	2,833
Interest rate swap liabilities (see Note 10)	—	1,471
Other non-current liabilities	2,076	2,226

Total other liabilities	$23,998	$25,907

At September 30, 2011, deferred business acquisition obligations consisted of cash obligations, and has been discounted to net present value. We recorded $1.8 million in additional deferred business acquisition obligations in connection with the Ignited acquisition.

The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2022.

Our liabilities for abandoned real estate included future rent obligations, net of contracted sublease and assumed sublease income. In addition to the amounts in the tables above, we had a liability for abandoned real estate of $0.9 million which was recorded in connection with prior period acquisitions and included in other current and non-current liabilities above.

We continue to monitor our estimates for office closure obligations and related expected sublease income. Additionally, we continue to consider all options with respect to abandoned offices, including settlements with the property owners and the timing of termination clauses under the leases. These estimates are subject to market conditions and management’s judgment and have been adjusted and may be adjusted in future periods as necessary. Of the $3.4 million liability recorded at September 30, 2011, we expect to pay $2.2 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

The activity for our current and non-current liabilities on abandoned real estate for the nine months ended September 30, 2011 is as follows (shown in thousands):

Balance at December 31, 2010	$4,428
Utilized during the nine months ended September 30, 2011	(1,876)

Balance at September 30, 2011	$2,552

During the nine months ended September 30, 2011, we exercised the right to terminate one of our Chicago office leases. As a result, we were obligated to pay $1.2 million in two equal installments, the first of which was paid in May 2011 and the second of which is due in November 2011. The reduction of the foregone rent payments for this Chicago lease offset the $1.2 million termination fee.

Note 9. Supplemental Consolidated Cash Flow Information

Supplemental information regarding the impact of interest and taxes on cash flows is as follows (shown in thousands):

	For the nine months ended September 30,
	2011	2010
Interest paid	$4,543	$7,808
Income taxes paid, net of refunds	8,098	1,140

Note 10. Comprehensive Income

Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreements, was as follows (shown in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income	$10,536	$9,223	$30,074	$23,498
Foreign currency translation adjustment	(3,758)	4,244	(167)	(212)
Unrealized income on interest rate derivatives net of income tax expense or benefit	226	(274)	438	1,289

Comprehensive income	$7,004	$13,193	$30,345	$24,575

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

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no material ineffectiveness related to the interest rate derivatives for the nine months ended September 30, 2011 and 2010. During the nine months ended September 30, 2011 and 2010, we recorded $1.0 million and $5.0 million in interest expense, respectively, associated with differentials to be received or paid under the interest rate derivatives.

At September 30, 2011, we have a $0.7 million net liability related to the interest rate derivatives. During the nine months ended September 30, 2011, we recorded $0.4 million of unrealized gains related to our derivatives, which is net of income taxes of $0.3 million, to accumulated other comprehensive loss. At September 30, 2011, accumulated other comprehensive loss is comprised of foreign currency translation loss of $11.9 million and unrealized net loss on the interest rate derivatives of $0.5 million.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate derivatives (see Note 10 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2011, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivative are classified within Level 2.

At September 30, 2011, the carrying value of our bank debt (see Note 12 — Bank Borrowings) approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2011 based upon the short-term nature of the assets and liabilities.

The following table summarizes the liability measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (shown in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011
Interest rate swaps (recorded in other current liabilities)	—	$737	—	$737
December 31, 2010
Interest rate swap (recorded in other liabilities)	—	$1,471	—	$1,471

Note 12. Bank Borrowings

On May 27, 2011, we entered into a new unsecured credit agreement with a syndicate of banks. The credit agreement provides a five-year, $400.0 million revolving credit facility and replaced our previous credit agreement. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. Initial borrowings of $250.6 million under the credit facility were used to repay borrowings outstanding under the previous credit agreement. At September 30, 2011, we had aggregate borrowings of $173.6 million, compared to $203.0 million at December 31, 2010. Based on our financial covenant restrictions at September 30, 2011, a maximum of approximately $150 million was available in additional borrowings under the new credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2011, the applicable margins on LIBOR and base rate loans were 1.5% and 0.75%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 10 — Comprehensive Income) was 3.2% and 2.9% for the three and nine months ended September 30, 2011, respectively, and 2.8% and 5.0%, respectively, for the corresponding periods in 2010.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2011, under the definitions in the credit agreement, our consolidated leverage ratio was 1.8 and our consolidated fixed charge coverage ratio was 3.8. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreements as of September 30, 2011 and 2010; however, there can be no assurances that we will remain in compliance in the future.

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

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and materials basis. Clients are typically invoiced on a monthly basis, with revenues recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings; the vast majority of our healthcare practice utilizes fixed fee billing arrangements. This may be one single amount covering the whole engagement or several amounts for various phases or functions. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. These revenues may cause unusual variations in our quarterly revenues and results of operations.

Our most significant expense is cost of services before reimbursable expenses, which generally relates to costs associated with generating revenues, and includes consultant compensation and benefits, sales and marketing expenses and the direct costs of recruiting and training consultants. Consultant compensation consists of salaries, incentive compensation, amortization of signing and retention incentive payments, share-based compensation and benefits. Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes payroll costs, incentive compensation, share-based compensation and benefits for corporate management and administrative personnel that indirectly support client projects. Office-related expenses primarily consist of rent for our offices. Other administrative costs include bad debt expense, marketing, technology, finance and human capital management.

Human Capital Resources

Our human capital resources include consulting professionals and administrative and corporate management personnel with various skills and experience.

The average number of full-time equivalent (FTE) consultants is adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Independent contractors supplement our consultants on certain engagements. We find that hiring independent contractors on a per engagement basis from time to time allows us to adjust staffing in response to changes in demand for our services.

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

We continually review and adjust, if needed, our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and share-based compensation, and benefits) to ensure that it is competitive within the industry and is consistent with our performance.

Our bill rates or fees to clients are tiered in accordance with the experience and levels of our consults. We monitor and adjust those bill rates according to then-current market conditions for our service offerings and within the various industries we serve.

Key Operating Metrics

We include the following metrics in order to provide additional operating information related to our business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies.

•	Average FTE represents our average headcount during the period adjusted for part-time status. Average FTE are further split between:

•	Consulting — individuals assigned to client service who record time to client engagements;

•	Technology — individuals assigned to client service who provide technology services and do not record time to specific client engagements;

•	Non-Billable — individuals assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions.

•	Period-end FTE represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, and Non-Billable criteria also apply to Period-end FTE.

•

Average bill rate excluding performance-based fees is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenue. Fee revenues and hours on performance-based services and related to Technology FTE are excluded from average bill rate.

•

Average utilization rate is calculated by dividing the number of hours of our Consulting FTE (which excludes Technology FTE) who recorded time to client engagements during a period by the total available working hours for these consultants during the same period (1,850 hours).

•	Billable hours are the number of hours our Consulting FTE who (which excludes Technology FTE) recorded time to client engagements during the reporting period

Prior period comparative metric data has been restated to be consistent with the current presentation. Restated metric data had no impact on reported financial information.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2011 compared to 2010 — For the three and nine months ended September 30

The following table summarizes for comparative purposes certain financial and key operating metrics on a consolidated basis.

(Amounts in thousands, except per share data and metrics)	For the three months ended September 30,		2011 over 2010 Increase (Decrease) Percentage	For the nine months ended September 30,		2011 over 2010 Increase (Decrease) Percentage
	2011	2010		2011	2010
Revenues before reimbursements	$181,821	$153,222	18.7	$524,718	$461,709	13.6
Reimbursements	22,651	21,625	4.7	62,961	59,011	6.7

Total revenues	204,472	174,847	16.9	587,679	520,720	12.9
Cost of services before reimbursable expenses	123,209	102,368	20.4	354,846	306,726	15.7
Reimbursable expenses	22,651	21,625	4.7	62,961	59,011	6.7

Total cost of services	145,860	123,993	17.6	417,807	365,737	14.2
General and administrative expenses	32,863	30,789	6.7	96,415	90,338	6.7
Depreciation expense	3,481	3,528	(1.3)	10,064	10,882	(7.5)
Amortization expense	2,234	3,168	(29.5)	6,698	8,926	(25.0)
Other operating costs(benefit):
Office consolidation	—	(900)	(100.0)	—	(900)	(100.0)

Operating income	20,034	14,269	40.4	56,695	45,737	24.0
Interest expense	1,907	1,789	6.6	5,658	8,775	(35.5)
Interest income	(396)	(360)	10.0	(1,192)	(984)	21.1
Other expense (income), net	(206)	(250)	(17.6)	(170)	(189)	(10.1)

Income before income tax expense	18,729	13,090	43.1	52,399	38,135	37.4
Income tax expense	8,193	3,867	111.9	22,325	14,637	52.5

Net income	$10,536	$9,223	14.2	$30,074	$23,498	28.0

Basic net income per share	$0.21	$0.19	10.5	$0.59	$0.48	22.9
Shares used in computing income per basic share	51,109	49,662	2.9	50,702	49,186	3.1
Diluted net income per share	$0.20	$0.18	11.1	$0.59	$0.47	25.5
Shares used in computing income per diluted share	51,487	50,518	1.9	51,263	50,292	1.9
Key operating metrics:
Average FTE
— Consulting	1,788	1,655	8.0	1,765	1,665	6.0
— Technology	50	—	n/a	30	—	n/a
— Non-billable	528	515	2.5	527	517	1.9
Period End FTE
— Consulting	1,805	1,652	9.3	1,805	1,652	9.3
— Technology	49	—	n/a	49	—	n/a
— Non-billable	527	508	3.7	527	508	3.7
Average bill rate (excluding performance-based fees)	$275	$267	3.0	$275	$272	1.1
Average utilization rates based on 1,850 hours	78%	73%	6.8	79%	74%	6.8

Revenues before Reimbursements. For the three and nine months ended September 30, 2011, revenues before reimbursements increased compared to the corresponding periods in 2010, primarily as a result of increased demand in our Energy operating segment, incremental revenue from our acquisitions, an increase in performance-based fees and increased senior hiring. Average bill rate, utilization and average Consulting FTE’s increased during the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010. For the three months ended September 30, 2011 and 2010, performance-based fees were $9.1 million and $1.7 million, respectively. For the nine months ended September 30, 2011 and 2010, performance-based fees were $14.1 million and $6.5 million, respectively.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010. The increased cost of services result from increased Average FTE, higher compensation, incentive bonuses, and benefit expenses. In addition amortization of certain recruiting incentives were higher in 2011 due to 2010 and 2011 senior level hires. Also, the reinstatement of our 401(k) plan matching contributions in June 2010 increased expenses for the nine months ended September 30, 2011 compared to the corresponding period in 2010.

General and Administrative Expenses. General and administrative expenses increased 6.7% for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010. The increase was partially a result of higher wages and benefits due to an increase in average non-billable FTE employees of 2.5% and 1.9% for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010, as well as higher incentive compensation. Computer expenses and outside professional services were also higher in 2011. The increase in these general and administrative expenses was partially offset by a decrease of $0.9 million and $1.8 million in bad debt expense for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The bad debt expense decreases resulted primarily from the improved aging of our accounts receivable. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

General and administrative expenses were 18.1% and 20.1% as a percentage of revenues before reimbursements for the three months ended September 30, 2011 and 2010, respectively, and 18.4% and 19.6% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in general and administrative expenses as a percentage of revenues before reimbursements primarily reflected the decrease in bad debt expense and the impact of our office consolidation efforts.

Depreciation Expense. Depreciation expense decreased 1.3% and 7.5% for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010, due to the full depreciation of certain assets and relatively lower spending on property and equipment in recent years.

Amortization Expense. Amortization expense decreased 29.5% and 25.0% for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010, due to an impairment charge recorded during the three months ended December 31, 2010 relating to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment and the full amortization of certain intangible assets as their useful lives came to term. This decrease was partially offset by increased amortization relating to our recent acquisitions.

Other Operating Costs (Benefit) — Office Consolidation. During the three months ended September 30, 2010, we re-occupied one floor of the office space at one of our New York locations in connection with expanded business subsequent to our second quarter 2010 acquisition of Daylight. As a result, we reversed $1.5 million of the liability for future lease obligations and recorded a benefit to other operating costs. In addition, we recorded an increase of $0.6 million to our liability for future lease obligations for one of our abandoned Chicago office spaces as a result of poor sublease market conditions.

Interest Expense. Interest expense increased 6.6% for the three months ended September 30, 2011, compared to the corresponding period in 2010. The increase was mainly due to the increase in our borrowing margin as a result of the refinancing we completed during the second quarter of 2011. Interest expense decreased 35.5% for the nine months ended September 30, 2011, compared to the corresponding period in 2010, primarily due to the June 2010 expiration of an unfavorable interest rate swap. Our average borrowing rate under our credit agreement (including the impact of our interest rate swap agreements) was 3.2% and 2.8% for the three months ended September 30, 2011 and 2010, respectively and 2.9% and 5.0% for the nine months ended September 30, 2011 and 2010, respectively.

Income Tax Expense. Our effective income tax rate for the three months ended September 30, 2011 and 2010 was 43.7% and 29.5%, respectively, and 42.6% and 38.4% for the nine months ended September 30, 2011 and 2010, respectively. The rate increase during the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010 were due to a non-

recurring tax benefit of $1.8 million recorded during the three months ended September 30, 2010. The non-recurring tax benefit resulted from the deemed liquidation of certain foreign entities, as allowed under an election made for U.S. tax purposes, which resulted in the intercompany debt obligations held by these foreign entities to be considered uncollectible in the third quarter of 2010. The election was made in connection with certain operating changes in these entities and resulted in a non-recurring deduction, for U.S. tax purposes, of $4.5 million. Additionally, the foreign entities that made the election were treated, for U.S. tax purposes only, as single member limited liability companies and their resulting net income or loss was reported on the consolidated U.S. income tax return since the date of the election.

We have not recorded a valuation allowance against the United Kingdom deferred tax assets because we believe it is more likely than not that such deferred tax assets are recoverable from future results of operations. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates.

Segment Results

Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. We have three operating segments within the Business Consulting Services segment; Energy, Healthcare, and Other Business Consulting Services. Our business is managed and resources are allocated on the basis of the six operating segments.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 3 — Segment Information in the notes to the Consolidated Financial Statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense related to consultants. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Business Consulting Services

	For the three months ended September 30,		2011 over 2010 Increase (Decrease) Percentage	For the nine months ended September 30,		2011 over 2010 Increase (Decrease) Percentage
	2011	2010		2011	2010
Revenues before reimbursements (in 000’s)	$80,886	$58,406	38.5	$223,065	$179,235	24.5
Total revenues (in 000’s)	92,619	68,894	34.4	253,439	206,900	22.5
Segment operating profit (in 000’s)	25,869	19,817	30.5	72,504	61,982	17.0
Segment operating profit margin	32.0%	33.9%	(5.6)	32.5%	34.6%	(6.1)
Average FTE — consulting	919	703	30.7	894	703	27.2
Average FTE — technology	19	—	n/a	20	—	n/a
Average utilization rates based on 1,850 hours	82%	79%	3.8	82%	80%	2.5
Average bill rate (excluding performance-based fees)	$221	$219	0.9	$222	$234	(5.1)

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite and corporate management, government entities and law firms. Beginning as of the first quarter of 2010, the reporting segment has been comprised of three operating segments, Energy, Healthcare and Other Business Consulting Services. Energy and Healthcare are defined as operating segments due to their size, importance and organizational reporting relationships. The two operating segments represented 69.3% and 74.2% of segment revenues before reimbursements for the three months ended September 30, 2011 and 2010, respectively, and 73.1% and 72.3% for the nine months ended September 30, 2011 and 2010, respectively. The Energy and Healthcare operating segments provide services to clients in those respective markets, and the Other Business Consulting Services operating segment provides operations advisory, valuation and restructuring services to financial services and other markets.

Revenues before reimbursements for this reporting segment increased 38.5% during the three months ended September 30, 2011 compared to the corresponding period in 2010. Average consulting FTE increased 30.7% mainly as a result of the EthosPartners acquisition in October 2010. Including the impact of EthosPartners acquisition on a pro forma basis, revenues before reimbursements would have increased 23.0%. The remaining increase was mainly a result of increased performance-based fees, which for the three months ended September 30, 2011 and 2010 were $9.1 million and $1.6 million, respectively. Average bill rate (excluding performance-based fees) was relatively flat for the three months ended September 30, 2011 compared to the corresponding period in 2010, as increased demand and modest bill rate increases were partially offset by the use of more junior level consultants in our Energy operating segment. Utilization increased 3.8% for the three months ended September 30, 2011 compared to the corresponding period in 2010. Segment operating profit increased $6.1 million while segment operating profit margins decreased 1.9 percentage points for the three months ended September 30, 2011 compared to the corresponding period in 2010 mainly due to a change in project mix, particularly in Healthcare, combined with higher benefits and certain performance-based incentives.

Revenues before reimbursements for this reporting segment increased 24.5% during the nine months ended September 30, 2011 compared to the corresponding period in 2010. Average consulting FTE increased 27.2% mainly as a result of the EthosPartners acquisition in October 2010. Including the impact of the EthosPartners acquisition on a pro forma basis, revenues before reimbursements would have increased 11.0%. Increased performance-based fees contributed $7.7 million to the increase, with $14.0 million and $6.3 million of performance-based fees earned in the respective nine month periods ended September 30, 2011 and 2010, respectively. Average bill rate (excluding performance-based fees) decreased 5.1% for the nine months ended September 30, 2011 compared to the corresponding period in 2010, as a result of consultant mix in our Energy operating segment partially offset by modest bill rate increases. Utilization increased 2.5% for the nine months ended September 30, 2011 compared to the corresponding period in 2010. Segment operating profit increased $10.5 million for the nine months ended September 30, 2011 compared to the corresponding period in 2010 mainly due to the addition of EthosPartners and improved utilization within our Energy operating segment. Reporting segment operating profit margins decreased 2.1 percentage points for the nine months ended September 30, 2011 compared to the corresponding period in 2010 mainly due to a change in project mix, particularly in Healthcare, combined with higher benefits and certain performance-based incentives.

Dispute and Investigative Services

	For the three months ended September 30,		2011 over 2010 Increase (Decrease) Percentage	For the nine months ended September 30,		2011 over 2010 Increase (Decrease) Percentage
	2011	2010		2011	2010
Revenues before reimbursements (in 000’s)	$66,791	$64,997	2.8	$199,333	$188,072	6.0
Total revenues (in 000’s)	73,318	71,279	2.9	218,441	203,040	7.6
Segment operating profit (in 000’s)	27,727	26,738	3.7	80,783	73,731	9.6
Segment operating profit margin	41.5%	41.1%	1.0	40.5%	39.2%	3.3
Average FTE — consulting	563	627	(10.2)	570	639	(10.8)
Average FTE — technology	31	—	n/a	10	—	n/a
Average utilization rates based on 1,850 hours	75%	72%	4.2	77%	72%	6.9
Average bill rate (excluding performance-based fees)	$320	$296	8.1	$315	$297	6.1

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel, corporate boards and government agencies.

Revenues before reimbursements for this segment increased 2.8% during the three months ended September 30, 2011 compared to the corresponding period in 2010. The increase was mainly the result of the third quarter Ignited acquisition which was partially offset by a decrease in billable hours resulting from the combination of a 10.2% decrease in average consulting FTE and a 4.2% increase in utilization. The lower average consulting FTE resulted from higher than normal voluntary attrition and headcount reductions made in 2010 to better align resources with demand in certain markets and locations. Average bill rates (excluding performance-based fees)

increased 8.1% for the three months ended September 30, 2011 compared to the corresponding period in 2010 mainly as a result of continued efforts to increase bill rates, a change in consultant mix and an increase in new engagements at higher bill rates. Segment operating profit increased $1.0 million while segment operating profit margin was flat for the three months ended September 30, 2011 compared to the corresponding period in 2010, as operating efficiencies achieved through cost management were offset by higher variable incentive compensation.

Revenues before reimbursements for this segment increased 6.0% during the nine months ended September 30, 2011 compared to the corresponding period in 2010. For the reasons discussed above, average consulting FTE decreased 10.8%, utilization increased 6.9%, and average bill rates (excluding performance-based fees) increased 6.1% for the nine months ended September 30, 2011 compared to the corresponding period in 2010. Despite the 10.8% decrease in average consulting FTE, billable hours only declined 4.5%, resulting in the higher utilization levels. The increase in revenue before reimbursements for the nine months ended September 30, 2011 was driven by a full nine months of Daylight contributions and three months of Ignited contributions and several large engagements that began or grew in 2011. The segment also leveraged independent contractors to supplement staffing needs. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements decreased slightly as higher utilization was offset by decreased headcount. Segment operating profit increased $7.1 million due to the higher revenues before reimbursements. Segment operating profit margins increased 1.3 percentage points for the nine months ended September 30, 2011 compared to the corresponding period in 2010 mainly a result of increased revenues before reimbursements combined with lower costs due to lower average consulting FTE. In addition, certain cost reduction efforts implemented in the fourth quarter 2010, combined with lower severance in the period, further contributed to segment operating profit improvements. These cost reduction efforts have been partially offset by higher variable incentive compensation.

Economic Consulting

	For the three months ended September 30,		2011 over 2010 Increase (Decrease) Percentage	For the nine months ended September 30,		2011 over 2010 Increase (Decrease) Percentage
	2011	2010		2011	2010
Revenues before reimbursements (in 000’s)	$17,024	$16,588	2.6	$53,373	$50,542	5.6
Total revenues (in 000’s)	18,630	18,231	2.2	57,058	55,462	2.9
Segment operating profit (in 000’s)	5,700	5,585	2.1	17,486	18,154	(3.7)
Segment operating profit margin	33.5%	33.7%	(0.6)	32.8%	35.9%	(8.6)
Average FTE — consulting	118	136	(13.2)	123	123	0.0
Average utilization rates based on 1,850 hours	82%	69%	18.8	83%	78%	6.4
Average bill rate (excluding performance-based fees)	$377	$375	0.5	$374	$375	(0.3)

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

Revenues before reimbursements for this segment increased 2.6% during the three months ended September 30, 2011 compared to the corresponding period in 2010. The increase was due to revenue generation contributions of senior hires in early 2011. Average consulting FTE decreased 13.2% for the three months ended September 30, 2011 compared to the corresponding period in 2010 as a result of voluntary attrition and involuntary reductions of under-utilized consultants. Average bill rate (excluding performance-based fees) was relatively flat for the three months ended September 30, 2011 compared to the corresponding period in 2010 due to 2011 annual rate increases which were partially offset by a change in the mix of consultant billable hours. Utilization increased 18.8% for the three months ended September 30, 2011 compared to the corresponding period in 2010 as a result of the headcount reductions described above. Segment operating profit increased $0.1 million and segment operating profit margin decreased 0.2 percentage points for the three months ended September 30, 2011 compared to the corresponding period in 2010.

Revenues before reimbursements for this segment increased 5.6% during the nine months ended September 30, 2011 compared to the corresponding period in 2010. The increase was due to improvement in market demand and revenue generation contributions of senior hires in 2010 and early 2011. Average consulting FTE was flat for the nine months ended September 30, 2011 compared to the corresponding period in 2010. Headcount has trended down during 2011 due to reductions of under-utilized staff after increasing during the first nine months of 2010. Average bill rate remained relatively flat for the nine months ended September 30, 2011 compared to the corresponding period in 2010 as overall rate increases were offset by a change in the mix of consultant billable hours. Utilization increased 6.4% for the nine months ended September 30, 2011 compared to the corresponding period in 2010 due to improved market demand and headcount reductions. Segment operating profit decreased $0.7 million and segment operating profit margin decreased 3.1 percentage points for the nine months ended September 30, 2011 compared to the corresponding period in 2010 due to higher costs associated with recent senior hires.

International Consulting

	For the three months ended September 30,		2011 over 2010 Increase (Decrease) Percentage	For the nine months ended September 30,		2011 over 2010 Increase (Decrease) Percentage
	2011	2010		2011	2010
Revenues before reimbursements (in 000’s)	$17,120	$13,231	29.4	$48,947	$43,860	11.6
Total revenues (in 000’s)	19,905	16,443	21.1	58,741	55,318	6.2
Segment operating profit (in 000’s)	3,158	1,680	88.0	9,989	9,083	10.0
Segment operating profit margin	18.4%	12.7%	44.9	20.4%	20.7%	(1.4)
Average FTE — consulting	188	189	(0.5)	178	200	(11.0)
Average utilization rates based on 1,850 hours	60%	54%	11.1	62%	59%	5.1
Average bill rate (excluding performance-based fees)	$313	$280	11.8	$310	$265	17.0

The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite and corporate management, government entities and law firms.

Revenues before reimbursements for this segment increased 29.4% during the three months ended September 30, 2011 compared to the corresponding period in 2010. Excluding the impact of favorable currency fluctuations, revenues before reimbursements for this segment increased 21.1% during the three months ended September 30, 2011 compared to the corresponding period in 2010. Average consulting FTE was relatively flat for the three months ended September 30, 2011, compared to the corresponding period in 2010 as 2010 headcount reductions were offset by recent hires due to growth in certain practice areas. Revenues before reimbursements increased due in part to higher bill rates and utilization. In addition, revenues before reimbursements for the three months ended September 30, 2011 compared to the corresponding periods in 2010 were impacted by severe reductions in government spending which contributed to overall weakness in business opportunities in the segment that year. Average bill rate (excluding the impact of performance-based fees) increased 11.8% for the three months ended September 30, 2011 compared to the corresponding period in 2010 due to increasing demand in the construction area, a change in business mix and favorable currency rates in 2011. Utilization increased 11.1% for the three months ended September 30, 2011 compared to the corresponding period in 2010 as a result of increasing demand in 2011 in certain markets and 2010 average consulting FTE reductions. Segment operating profit increased $1.5 million while segment operating profit margin increased 5.7 percentage points for the three months ended September 30, 2011 compared to the corresponding period in 2010, primarily related to lower severance in 2011.

Revenues before reimbursements for this segment increased 11.6% during the nine months ended September 30, 2011 compared to the corresponding period in 2010. Excluding the impact of favorable currency fluctuations, revenues before reimbursements for this segment increased 6.2% during the nine months ended September 30, 2011 compared to the corresponding period in 2010. Average consulting FTE decreased 11.0% for the nine months ended September 30, 2011, compared to the corresponding period in 2010, due to planned headcount reductions over the course of 2010 in response to lower demand in certain practice areas partially offset by recent hires. Average bill rate increased 17.0% for the nine months ended September 30, 2011 compared to the corresponding period in 2010 due to a change in business mix and favorable currency rates. Utilization increased 5.1% for the nine months ended September 30, 2011 compared to the corresponding period in 2010 due to the reasons described above. Segment operating profit increased $0.9 million and segment operating profit margin declined 0.3 percentage points for the nine months ended September 30, 2011 compared to the corresponding period in 2010.

Liquidity and Capital Resources

Summary

During the nine months ended September 30, 2011 we entered into a new unsecured credit agreement described further in the Debt, Commitments and Capital section below. Net borrowings under our credit facility decreased $29.3 million from December 31, 2010 to September 30, 2011, due to repayments funded by cash flows from operations which were partially offset by a deferred acquisition payment relating to our acquisition of Daylight, our acquisition of Ignited in the third quarter 2011, payment of debt issuance costs and higher accounts receivable associated with increased revenue.

Our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. We had days sales outstanding (DSO) of 81 days at September 30, 2011 which was flat compared to DSO at December 31, 2010. We calculate DSO by dividing the accounts receivable balance net of reserves and deferred revenue credits at the end of the quarter by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, the approximate number of days in a quarter.

Operating Activities

Net cash provided by operating activities was $54.3 million for the nine months ended September 30, 2011, compared to $14.1 million for the nine months ended September 30, 2010. The increase in cash provided by operating activities related to lower working capital requirements, higher net income and improved cash flows.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $23.3 million, which decreased compared to $42.0 million for the nine months ended September 30, 2010 related to less cash used for acquisition payment obligations in addition to lower capital spending on property and equipment. During the nine months ended September 30, 2010, we paid $33.9 million in cash at closing for two acquisitions: Empiris in January 2010 and Daylight in May 2010. For the nine months ended September 30, 2011, we paid $10.0 million for the second and last deferred acquisition payment obligation for the Daylight acquisition and $6.3 million for the Ignited acquisition.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 and 2010 was $31.5 million and $16.0 million, respectively. During the nine months ended September 30, 2011, excess cash provided by operating activities was used to reduce borrowings under our credit facility. During 2011, we entered into a new credit agreement. Net proceeds from the new credit agreement of $250.6 million were used for payment of the term loan and credit facility under the previous credit agreement which was terminated (see Debt, Commitments and Capital below). In connection with the new credit agreement, we paid $2.8 million in debt issuance costs. During the nine months ended September 30, 2010, we used excess cash to prepay $40.0 million on our term loan facility which was partially offset by borrowings for acquisitions.

Debt, Commitments and Capital

On May 27, 2011, we entered into a new unsecured credit agreement with a syndicate of banks. The credit agreement provides a five-year, $400.0 million revolving credit facility and replaced our previous credit agreement. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. Initial borrowings of $250.6 million under the credit facility were used to repay borrowings outstanding under the previous credit agreement. At September 30, 2011, we had aggregate borrowings of $173.6 million, compared to $203.0 million at December 31, 2010. Based on our financial covenant restrictions at September 30, 2011, a maximum of approximately $150 million was available in additional borrowings under the new credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2011, the applicable margins on LIBOR and base rate loans were 1.5% and 0.75%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 10 — Comprehensive Income) was 3.2% and 2.9% for the three and nine months ended September 30, 2011, respectively, and 2.8% and 5.0%, respectively, for the corresponding periods in 2010.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated fixed charge coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2011, under the definitions in the credit agreement, our consolidated leverage ratio was 1.8 and our consolidated fixed charge coverage ratio was 3.8. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreements as of September 30, 2011 and 2010; however, there can be no assurances that we will remain in compliance in the future.

At September 30, 2011, we had total commitments of $319.7 million, which included $20.3 million in deferred business acquisition obligations, payable in cash, and $125.8 million in lease commitments. At September 30, 2011, we had no significant commitments for capital expenditures or software license agreements.

The following table shows the components of our significant commitments at September 30, 2011 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	From October 1, to December 31, 2011	2012 to 2013	2014 to 2015	Thereafter
Deferred purchase price obligations-cash	$20,342	$6,362	$13,211	$769	$—
Revolving credit facility	173,622	—	—	—	173,622
Lease commitments	125,752	7,182	44,585	30,800	43,185

	$319,716	$13,544	$57,796	$31,569	$216,807

Of the $125.8 million lease commitments at September 30, 2011, $7.1 million of the lease commitments related to offices we have abandoned or in which we reduced excess space, which has been subleased. At September 30, 2011, we had contractual subleases of $5.5 million which are not reflected in the table above. This sublease income would offset the cash outlays of the lease commitments in the table above. In addition, in the nine months ended September 30, 2011, we exercised our termination rights in two lease agreements. For the three months ended December 31, 2011 we are obligated to pay $0.9 million in termination fees which have been included in lease commitments above. On October 1, 2011 we paid the first installment of $3.5 million relating to deferred purchase price obligations for EthosPartners. Our lease commitments extend through 2022. Of the $20.3 million in deferred purchase price obligations, $10.1 million of the balance is contingent upon certain acquired businesses achieving certain performance targets.

We believe that our current cash and cash equivalents, future cash flows from operations and borrowings under our credit facility will provide adequate liquidity to fund anticipated short-term and long-term operating activities. However, in the event we make significant cash expenditures in the future for major acquisitions or other unanticipated activities, we may require more liquidity than is currently available to us under our credit facility and may need to raise additional funds through debt or equity financings, as appropriate. In addition, if the lenders under our credit facility are not able to fund their commitments due to disruptions in the financial markets or otherwise, our liquidity could also be negatively impacted.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. The previous authorization was scheduled to expire on December 31, 2011.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Standards

In September 2011, the Financial Accounting Standards Board issued guidance which will add an optional qualitative assessment to goodwill impairment testing under Topic 350 — Intangibles — goodwill and other. The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. The guidance is effective for annual or interim goodwill tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted for annual or interim goodwill tests performed prior to September 15, 2011. The adoption of this guidance will not have any impact on our financial statements. However, it will change our processes around goodwill impairment testing.

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

In December 2010, the Financial Accounting Standards Board issued guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 — Business Combinations, when comparative financial statements are presented. The update also requires additional disclosures of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This update is effective for acquisitions made in the first fiscal year beginning after December 15, 2010. We have adopted this guidance effective January 1, 2011. The adoption of this guidance did not have any impact on our financial statements as it contains only disclosure requirements.

In March 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011 and the impact on our statements of financial position, results of operations and cash flows was not material.

In September 2009, the Financial Accounting Standards Board issued guidance on revenue recognition which changes the criteria required to separate deliverables into separate units of accounting when they are sold in bundled arrangements. Previously entities were required to have vendor-specific objective evidence of fair value or other third-party evidence of fair value. The elimination of these requirements to separate deliverables into separate units of accounting will put more focus on a vendor’s assessment of whether delivered items in multiple element arrangements have standalone value. The update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011 and the impact on our statements of financial position, results of operations and cash flows was not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

As of September 30, 2011, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR. In December 2009, we entered into four interest rate swap agreements of equal amounts with four different banks for an aggregate notional value of $60.0 million. These agreements effectively fixed $60.0 million of our LIBOR base rate indebtedness at an average rate of 1.83% beginning July 1, 2010 through May 31, 2012. In March 2010, we entered into two interest rate swap agreements of equal amounts with two different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.45% beginning July 1, 2010 through May 31, 2012. On June 30, 2010, our $165.0 million notional amount interest rate swap matured. As of September 30, 2011, our interest rate swaps effectively fixed our LIBOR base rate on $90.0 million of our debt. Based on borrowings under the credit agreement at September 30, 2011 and after giving effect to the impact of our interest rate swap agreement, our interest rate exposure is limited to $83.6 million of debt, and each quarter point change in market interest rates would result in approximately a $0.2 million change in annual interest expense.

At September 30, 2011, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2011, we had net assets of approximately $76.9 million with a functional currency of the UK Pound Sterling and $28.2 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At September 30, 2011, we had immaterial net assets denominated in the non-functional currency and therefore no potential gain or loss in our results of operations at this time. Excess cash held outside the United States are immaterial and therefore we have limited ability to repatriate funds back to the United States.

Item 4. Controls and Procedures

Under the supervision of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Except as described below, during the three months ended September 30, 2011, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings, other than various lawsuits and claims in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2011:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
July 1 – 31, 2011	1,922	$10.17	—	$100,000,000
August 1 – 31, 2011	1,522	$9.86	—	$100,000,000
September 1 – 30, 2011	3,508	$9.39	—	$100,000,000

Total	6,952	$9.72	—	$100,000,000

(a)	Represents shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. The previous authorization was scheduled to expire on December 31, 2011. As of the date of this report, we have not repurchased any shares of our common stock under either the previous or the extended authorization.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description

Exhibit 10.1	Credit Agreement, dated as of May 27, 2011, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

Exhibit 10.2	Form of Amendment No. 1 to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2011).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: October 28, 2011