Form 10-K
period 2011-12-31
NAVIGANT CONSULTING INC
filed 2012-02-17
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ☑      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☑      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐      NO    ☑

As of February 14, 2012, 52,029,167 million shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on June 30, 2011, was approximately $536.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held on May 22, 2012, is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2011.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Statements included in this report and its exhibits which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

Item 1.	Business.

Navigant Consulting, Inc. (“we”, “us” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management, technology, financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations. We are not a certified public accounting firm and do not provide audit, attest, or public accounting services. Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting, and International Consulting which are discussed in further detail below.

We are a Delaware corporation incorporated in 1996 and headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI”.

General Development of the Business

Since our inception, we have grown through the recruitment of new consultants combined with acquisition investments of select firms that are complementary to our business. We completed a strategic review during 2009 and based on the results of that review we have been focused on managing our resources and concentrating on fewer practice areas that have growth potential and where we believe we enjoy scale and competitive advantages. Our growth strategy has been focused on the following areas: Healthcare, Energy, Disputes and Economics, which now comprise approximately 85% of our revenues. Over the past four years we have invested approximately $120 million primarily in these four areas. Over the same period we have reduced our debt from $320 million to $132 million.

In 2008, we acquired Chicago Partners which formed the basis of our Economic Consulting segment and in early 2010 we acquired Empiris to expand this segment to the Washington, D.C. market, providing us with growth opportunities in the government and regulatory arena. In late 2009, we acquired Summit Blue to bolster our presence within the Energy market, specifically energy efficiency, demand-side management, Smart Grid and renewable energy strategies. In 2010, we expanded our healthcare consulting capabilities with the acquisition of EthosPartners and grew our Disputes and Investigative Services business specifically within the anti-money laundering and Foreign Corrupt Practices Act areas with the acquisition of Daylight Forensics. In 2011, we acquired Ignited Solutions which expanded our technology advisory solutions services, including electronic discovery data collection, data processing and data hosting within our Dispute and Investigative Services segment. We also acquired several smaller businesses to further complement our existing services within these practice areas. In addition to our acquisitions we continue to strengthen our team of recognized experts and thought leaders across various industries. In recent years we have hired over 100 senior level consultants. In addition to the growth discussed above, we continue to operate other businesses that complement our focus areas.

(See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions for further discussion of acquisitions made during the past three years.)

Human Capital Resources

At December 31, 2011, we had 2,542 employees. After adjusting total employees for part-time status we had 2,474 full time equivalent (FTE) employees. These FTE employees were comprised of the following:

•	1,827 consultants who are assigned to client service and record time to client engagements.

•	55 technology consultants who are assigned to client service and provide technology services but do not record time to specific client engagements.

•	65 project employees who perform client services on a contractual basis.

•

527 non-billable employees who are assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions. The costs directly relating to practice support functions are recorded as costs of services before reimbursements.

Our revenues are primarily generated from services performed by our consultants; therefore, our success depends in large part on attracting, retaining and motivating talented, creative and experienced consultants at all levels and across geographies. We have acquired and seek to acquire these individuals through both recruitment and acquisitions of businesses. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts. Our consultants are drawn from the industries we serve, from accounting and other consulting organizations, and from top rated colleges and universities. Our consultants include but are not limited to PhDs, MDs, MBAs, JDs, CPAs, CRAs (certified risk analysts), Certified Fraud Examiners, ASAs (accredited senior appraisers), engineers, nurses and former government officials. In addition to recruiting consultants, we have acquired and seek to acquire certain consulting businesses to add highly skilled consultants, to enhance our service offerings and to expand our geographical footprint. We believe that the strategy of selectively acquiring consulting businesses and hiring additional consulting capabilities strengthens our platform, market share and overall operating results.

We retain our employees by offering competitive compensation packages of base and incentive compensation, and in certain instances share-based compensation and retention incentives, attractive benefits and rewarding careers. We continually review and adjust, if needed, our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry and is consistent with our performance. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support our community, but also provide rewarding experiences for our employees outside of their client activities.

We regularly evaluate consultant resource levels and utilization against future demand expectations and historical trends. From time to time, we may reduce or add resources in certain areas in an effort to align with changing demands. In connection with these changing demands, we also utilize project employees and engage independent contractors to supplement our full-time consultants on certain engagements. We find that retaining independent contractors on a per-engagement basis from time to time allows us to quickly adjust staffing in response to changes in demand for our services without incurring up-front recruiting costs of increasing our full-time employee base.

In connection with recruiting activities and business acquisitions, our general policy is to obtain non-solicitation covenants from senior and some mid-level consultants. Most of these covenants have restrictions that extend 12 months or more beyond the termination of employment. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to provide stability to our existing clients, staff and projects.

Our bill rates or fees charged to clients are tiered in accordance with the experience and levels of our consultants. We monitor and adjust those bill rates or fees according to then-current market conditions for our service offerings and within the various industries we serve.

Industry Sectors

We provide services to and focus on industries undergoing substantial regulatory or structural change. Our service offerings are relevant to most industries including the public sector. However, we have significant industry-specific knowledge and a large client base in the legal, energy, healthcare and financial services industries.

Competition

The market for consulting services is highly competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as global accounting firms, and other local, regional, national and international consulting firms. Many of these companies are international in scope and have larger teams of personnel, financial, technical and marketing resources than we do. In particular the Big Four accounting firms; PwC, Deloitte, Ernst & Young and KPMG, are highly competitive in the consulting industry. However, we believe that our experience, reputation, industry focus and broad range of service offerings enable us to compete effectively in the consulting marketplace.

Developing Client Relationships

We market our services directly to corporate counsel, law firms, governmental agencies, corporate boards, corporate executives and special committees. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. We have recently strengthened our market presence by developing our brand name. New engagements are sought and won by our senior and mid-level consultants working together with our business development team that supports all of our business segments. We seek to leverage our client relationships in one business segment to cross sell service offerings provided by the other business segments. Clients frequently expand the scope of engagements during delivery to include follow-on, complementary services. Our future performance will continue to depend upon our ability to win new engagements; retain consultants; develop and continue client relationships and maintain our reputation.

We believe our unique mix of deep industry expertise, combined with our scale, broad geographic presence, multi-disciplinary professionals and targeted service offerings, position us to serve the majority of our clients’ challenges. We continue to establish programs to facilitate collaborative product development and marketing efforts, and also to develop new, innovative and repeatable solutions for our clients.

Financial Information about Business Segments

Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting, and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. We have three operating segments within the Business Consulting Services segment: Energy, Healthcare and Other Business Consulting Services. Our business is managed and resources are allocated on the basis of the six operating segments. Prior year comparative segment data has been restated to be consistent with the current presentation.

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite executives and corporate management, government agencies and law firms. The reporting segment is comprised of three operating segments: Energy, Healthcare, and Other Business Consulting Services. Energy and Healthcare are defined as operating segments due to their size, importance and organizational reporting relationships. The two operating segments represented 73%, 72% and 64% of reporting segment revenues before reimbursements for the years ended December 31, 2011, 2010 and 2009, respectively and provide services to clients in those respective markets. Our Other Business Consulting operating segment provides operations advisory, valuation and restructuring services to the financial services and other industries.

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsels, corporate boards and government agencies.

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

The International Consulting reporting segment provides a mix of dispute and business consulting service offerings to clients predominately outside North America. The clients are principally “C” suite executives and corporate management, governmental agencies and law firms.

Segment revenues before reimbursements, segment total revenues and segment operating profit (together with a reconciliation to income before income tax expense) for the last three years are included in Note 4 — Segment Information to the notes to our consolidated financial statements. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to consultants. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Long-term compensation expense related to consultants includes share-based compensation expense and compensation expense attributed to retention incentives (see Note 9 – Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements).

Revenues attributable to each segment as a percentage of total company revenues were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Business Consulting Services	43.8%	40.5%	38.1%
Dispute and Investigative Services	37.1%	38.9%	42.8%
Economic Consulting	9.1%	10.5%	7.8%
International Consulting	10.0%	10.1%	11.3%

Segment operating profit attributable to each segment as a percentage of total company segment operating profit was as follows:

	For the Year Ended December 31,
	2011	2010	2009
Business Consulting Services	40.9%	39.2%	36.5%
Dispute and Investigative Services	44.1%	45.1%	48.7%
Economic Consulting	9.1%	10.7%	7.9%
International Consulting	5.9%	5.0%	6.9%

Segment operating profit as a percentage of segment revenues before reimbursements was as follows:

	For the Year Ended December 31,
	2011	2010	2009
Business Consulting Services	33.4%	34.2%	34.9%
Dispute and Investigative Services	40.5%	38.7%	40.7%
Economic Consulting	32.9%	34.3%	35.3%
International Consulting	21.8%	18.9%	24.2%
Total segment operating profit	35.0%	34.6%	36.3%

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	December 31,
	2011	2010
Business Consulting Services	$277,740	$266,450
Dispute and Investigative Services	353,535	355,990
Economic Consulting	82,517	90,750
International Consulting	72,063	71,142
Unallocated assets	89,346	84,703

Total assets	$875,201	$869,035

How Our Income is Derived

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and materials basis. Clients are typically invoiced on a monthly basis, with revenues recognized as the services are provided. There are also client engagements in which we are paid a fixed amount for our services, often referred to as fixed fee billings; the vast majority of our Healthcare operating segment utilizes fixed fee billing arrangements. This may be one single amount covering the whole engagement or several amounts for various phases or functions of the engagement. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. These performance based and referral revenues may cause unusual variations in our quarterly revenues and results of operations.

Our most significant expense is labor costs, which consists of consultant salaries, incentive compensation, amortization of sign-on and retention incentive payments, share-based compensation and benefits. Labor costs are reported in cost of services before reimbursable expenses, which also includes sales and marketing expenses and the direct costs of recruiting and training consultants.

Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and administrative personnel, that indirectly support client engagements. Office-related expenses primarily consist of rent for our offices. Other overhead costs include bad debt expense, marketing, technology, finance and human capital management.

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 26%, 23% and 20% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The increase over the past two years related primarily to larger credit crisis related jobs in our Dispute and Investigative Services segment. Revenues earned from our top

10 clients amounted to 19%, 16% and 14% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. No single client accounted for more than 5% of our total revenues for any of the years ended December 31, 2011, 2010 and 2009. The mix of our largest clients may change from year to year. Some of our top clients, such as certain law firms, retain our services on behalf of their clients and those clients may change from year to year.

Non-U.S. Operations

We have offices in the United Kingdom, Canada, Hong Kong, and Dubai. In addition, we have clients based in the United States that have international operations. The United Kingdom accounted for 10% of our total revenues for the years ended December 31, 2011 and 2010 and 11% of our total revenue for the year ended December 31, 2009. No country, other than the United States and the United Kingdom, accounted for more than 10% of our total revenues in any of the three years ended December 31, 2011, 2010 and 2009. Our non-U.S. subsidiaries, in the aggregate, represented approximately 12%, or $97.1 million, of our total revenues in 2011 compared to 13%, or $94.3 million, in 2010 and 16%, or $114.6 million, in 2009.

Available Information

We maintain a corporate website at www.navigant.com. The content of our website is not incorporated by reference into this report or any other reports we file with, or furnish to, the SEC.

Investors can obtain access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K free of charge (as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC) by going to the Investor Relations section of our website (www.navigant.com/investor_relations) and searching under “SEC Filings.” These materials are also available in printed form free of charge upon request. Requests should be submitted to: Navigant Consulting, Inc., 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606, Attention: Investor Relations.

Item 1A.	Risk Factors.

In addition to other information contained in this report and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating us and our business. These factors could have a significant impact on our business, operating results and financial condition.

Our business, results of operations and financial condition could be adversely affected by disruptions in the marketplace caused by economic and political conditions.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels and types of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain of our services obsolete, all of which could have a material adverse effect on our business, results of operations and financial condition. Changes in global economic conditions or the regulatory or legislative landscape could also shift demand to services that we do not offer or for which we do not have competitive advantages, and this could negatively affect the amount of new business that we are able to obtain. Although we have implemented ongoing cost management measures, if we are unable to appropriately manage costs or if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected. Additionally, significant economic turmoil or financial market disruptions could also adversely impact the availability of financing to our clients and therefore may adversely impact our ability to collect amounts due from our clients or cause them to terminate their contracts with us, each of which could adversely affect our results of operations.

We cannot be assured that we will have access to sufficient sources of capital to meet our working capital needs or the future needs of our business.

In May 2011, we entered into a new unsecured credit agreement with a syndicate of banks. The credit agreement provides us a five-year $400.0 million revolving credit facility, which may be increased to $500.0 million at our option, subject to the terms and conditions specified in the credit agreement. We use the credit facility to assist in funding our short-term working capital and long-term cash requirements. At December 31, 2011, we had $131.8 million in borrowings outstanding under the credit facility. There can be no assurance that the credit facility will continue to be sufficient to meet the future needs of our business, particularly if a decline in our financial performance occurs. If this occurs, and we are unable to otherwise increase our operating cash flows or raise additional capital or obtain other debt financing, we may be unable to meet our future working capital needs or, for example, consummate future acquisitions. Furthermore, if our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments to us, our financial position and operating cash flows would be adversely impacted. Lastly, certain financial institutions that are lenders under our credit facility could be adversely impacted by a depressed economy and therefore unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring, among other things, certain levels of interest and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2011, there can be no assurance that we will remain in compliance in the future. Our borrowings under our credit facility tend to be higher during the first half of the year to fund annual incentive payments, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2011 levels. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

We have variable rate indebtedness which subjects us to interest rate risk and may cause our annual debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest which expose us to interest rate risk. If interest rates increase, our debt service obligations would increase even though the amount borrowed remained the same, and in turn, our net income would decrease.

Our business could be impacted by competition and regulatory and legislative changes.

The market for consulting services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the global accounting firms and other local, regional, national, and international consulting firms. Many of these firms are international in scope and have larger teams of personnel, financial, technical and marketing resources than we do. Some firms may have lower overhead and other costs and, therefore, may be able to more effectively compete through lower cost service offerings. Many of our clients operate in highly regulated industries such as healthcare, energy, financial services and insurance. Regulatory and legislative changes in these industries potentially render certain of our service offerings obsolete and decrease our competitive position. If we cannot compete effectively, our revenues and results of operations could be adversely impacted.

Our inability to successfully recruit and retain senior-level consultants will affect our ability to win new engagements and compete effectively.

We rely heavily on a group of senior-level consultants, and we believe our future success is dependent on our ability to retain their services. Competition for skilled consultants is intense, and compensation and retention related issues are a continuing challenge. The consulting industry has low barriers to entry making it easy for consultants to start their own business or work independently. In addition, it is relatively easy for consultants to change employers. Further, limitations on available shares under our equity compensation plans or a sustained decline in our stock price could also impair our ability to offer share-based compensation as incentives to our senior-level consultants.

Our inability to attract, retain and motivate our senior-level consultants, as well as corporate management, could have an adverse effect on our ability to win new client engagements or meet client needs in our current engagements, and our revenues and results of operations could be adversely affected. Further, our failure to realize the expected financial returns from our recruiting investments could adversely impact our results of operations.

Our revenues and profitability may suffer if we are not able to maintain current bill rates and/or utilization rates.

Our revenues, and in turn our profitability, are largely based on the bill rates charged to clients and the number of hours our consultants work on client engagements, which we define as the “utilization” of our consultants. Accordingly, if we are not able to maintain the bill rates for our services or appropriate utilization rates for our consultants, our revenues, profit margins and profitability may suffer. Bill rates and consultant utilization rates are affected by a number of factors, including:

•	Our ability to predict future demand for our services and maintain the appropriate staffing levels without significant underutilized consulting personnel;

•	Our ability to transition consultants from completed projects to new client engagements;

•	Our clients’ perceptions of our ability to add value through our services;

•	Our competitors’ pricing of services;

•	The market demand for our services;

•	Our ability to manage our human capital resources;

•	Our ability to manage significantly larger and more diverse workforces as we increase the number of our consultants and execute our growth strategies; and

•	The economic, political and regulatory environment as noted above.

Additionally, the profitability of our fixed-fee client engagements may not meet our expectations if we underestimate the cost of these engagements.

Our inability to attract business from new or existing clients could have a material adverse effect on our results of operations.

Many of our client engagement agreements are short term in nature (less than one year) and can be terminated by our clients with little or no notice and without penalty. For example, in our litigation-related engagements, if the litigation is settled, our services usually are no longer necessary and our engagement is promptly terminated. Some of our services involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for the additional stages of an engagement or that a client will cancel or delay additional planned engagements. Our client engagements are usually relatively short term in comparison to our office-related expenses and other infrastructure commitments.

In the past, we have derived significant revenues from events as inherently unpredictable as the California energy crisis, the Sarbanes-Oxley Act of 2002, healthcare reform, the credit crisis and significant natural disasters including major hurricanes and earthquakes. Those events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for the challenges they face. These factors also limit our ability to predict future revenues and make corresponding adjustments to our consulting staffing levels, which in turn could adversely impact our results of operations.

Unsuccessful client engagements could result in damage to our professional reputation or legal liability which could have a material adverse effect on us.

Our professional reputation and that of our consultants is critical to our ability to successfully compete for new client engagements and attract and retain employees. Any factors that damage our professional reputation could have a material adverse effect on our business.

In addition, our client engagements subject us to the risk of legal liability. Any public assertion or litigation alleging that our services were deficient or that we breached any of our obligations to a client could expose us to significant legal liabilities, distract our management and damage our reputation. Our professional insurance may not cover every type of claim or liability that could potentially arise from our client engagements. In addition, the limits of our insurance coverage may not be enough to cover a particular claim or a group of claims and the costs of defense.

Some of the work we do involves greater risk than ordinary consulting engagements.

We do work for clients that for financial, legal or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher risk engagements and higher risk clients, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties in one or more of these higher-risk engagements could have a material adverse impact on our financial condition. Examples of higher risk engagements include, but are not limited to:

•	Interim management engagements, including those for hospitals and other healthcare providers;

•

Engagements where we assist clients in complying with healthcare-related regulatory requirements, including clinical documentation improvement training and auditing services, revenue cycle and operational performance improvement services, billing services, medical record coding and auditing services, strategic consulting for hospital and health system merger and affiliation, and independent review organization assignments

•	Corporate restructuring engagements, both inside and outside bankruptcy proceedings;

•	Engagements where we deliver a fairness opinion;

•	Engagements where we deliver project management services for large construction projects;

•	Engagements where we receive or process sensitive data, including personal consumer or private health information;

•	Engagements where we deliver a compliance effectiveness opinion; and

•	Engagements involving independent consultants’ reports in support of financings.

We encounter professional conflicts of interest.

If we are unable to accept new engagements for any reason, including business and legal conflicts, our consultants may become underutilized or discontented, which may adversely affect our future revenues and results of operations, as well as our ability to retain these consultants. In addition, although we have systems and procedures to identify potential conflicts of interest prior to accepting a new engagement, there is no guarantee that all potential conflicts of interest will be identified and undetected conflicts may result in damage to our reputation and result in professional liability which may adversely impact our business and results of operations.

Our international operations create special risks.

We have offices in the United Kingdom, Canada, Hong Kong, Dubai and other cities outside of the U.S. and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including:

•	Cultural and language differences;

•	Employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that adversely affect our financial position and operating results;

•	Differing regulatory requirements and other barriers to conducting business;

•	Impact on consulting spend from international firms and global economies impacted by the European sovereign debt crisis and related government and economic response

•

Managing the risks associated with engagements performed by employees and independent contractors with foreign officials and governmental agencies, including the risks arising from the Foreign Corrupt Practices Act;

•	Greater difficulties in managing and staffing foreign operations, including in high risk geographies;

•	Successful entry and execution in new markets;

•	Restrictions on the repatriation of earnings; and

•	Potentially adverse tax consequences, such as net operating loss carry forwards that cannot be realized.

If we are not able to successfully mitigate the special risks associated with our international operations, our business prospects and results of operations could be negatively impacted.

Our work with governmental clients has inherent risks related to the governmental contracting process.

We work for various United States, state, local, and foreign governmental entities and agencies. These projects have special risks that include, but are not limited to, the following:

•

Governmental agencies generally reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to governmental contracts. If the governmental entity finds that the costs are not reimbursable, then we will not be allowed to bill for them or the cost must be refunded to the governmental entity if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for work which would affect our future profit margins.

•

If a governmental client discovers improper or illegal activities in the course of its audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government.

•

Governmental contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our governmental contracts, regardless of whether it is accurate, may damage our business by affecting our ability to compete for new contracts.

The impact of any of the occurrences or conditions described above could affect not only our relationship with the particular governmental agency involved, but also other agencies of the same or other governmental entities. Depending on the size of the engagement or the magnitude of the potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business or results of operations.

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which may become obsolete.

We have invested in developing specialized technology and intellectual property, including proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new engagements. Many of our service offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors. If we are unable to develop new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenues and results of operations could be adversely affected.

If the integrity of our information systems is compromised or our information systems are inadequate to keep up with the needs of our business, our reputation, business and results of operations could be adversely affected.

We depend on information systems to manage and run our business. Additionally, certain services we provide require us to store, transmit or process sensitive or confidential client information, including personal consumer information and health or other personally identifiable information. If any person, including any of our employees or third-party vendors with whom we contract for data hosting services, negligently disregards or intentionally breaches the information security controls we have implemented to protect our clients’ data, or those security controls prove to be inadequate, we could incur legal liability and may also be subject to regulatory enforcement actions, fines and/or criminal prosecution in multiple jurisdictions. Our potential liability in the event of a security breach of client data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages. Any unauthorized disclosure of sensitive or confidential data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, including an intentional attack by a person or persons who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability and damage to our reputation and could have a material adverse effect on our results of operations.

In addition, the scale and complexity of our business and new service offerings may require additional information systems that we may not be able to implement in a timely or cost effective manner. This may impair our ability to achieve our operating objectives and retain our competitive position, which in turn could adversely affect our results of operations.

We may be exposed to potential risks if we are unable to achieve and maintain effective internal controls.

If we fail to achieve and maintain adequate internal control over financial reporting or fail to implement necessary new or improved controls that provide reasonable assurance of the reliability of the financial reporting and the preparation of our financial statements for external purposes, we may fail to meet our public reporting requirements on a timely basis, and may be unable to adequately or accurately report on our business and our results of operations. Even with adequate internal controls, we may not prevent or detect all misstatements or fraud. Also, internal controls that are currently adequate may in the future become inadequate because of changes in conditions, and the degree of compliance with our policies or procedures may deteriorate. This could have a material adverse effect on the market price of our stock.

Acquired businesses may not achieve expected results which could adversely affect our financial performance.

We have grown our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to goodwill and intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to our current businesses. Additionally, certain senior-level consultants, as sellers of the acquired businesses, are bound by non-competition covenants that expire after a specific amount of time from the date of acquisition. When these covenants expire, our ability to retain these senior-level consultants could significantly impact the acquired businesses. Any failure to successfully integrate acquired businesses and retain personnel could cause the acquired businesses to fail to achieve their expected results, which would in turn, adversely affect our financial performance and may require a possible impairment of the acquired assets. Additionally, the financing of acquisitions through cash, borrowings or common stock could also impair our liquidity or cause significant stock dilution.

Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations.

Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our assets. Under generally accepted accounting principles, we are required to perform an impairment test at the reporting unit level on our goodwill and, on a quarterly basis; we are required to assess both goodwill and long-lived intangible assets. We consider our operating segments to be our reporting units. We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. For example, during the year ended December 31, 2010, we recorded an impairment charge of $7.3 million related to certain customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. If the fair market value of one of our reporting units or other long term assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. At December 31, 2011, we had goodwill of $570.3 million and net intangible assets of $16.8 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 5 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

We are subject to unpredictable risks of litigation.

Although we seek to avoid litigation whenever possible, from time to time we are party to various lawsuits and claims. Disputes may arise, for example, from client engagements, employment issues, regulatory actions, business acquisitions, real estate and other commercial transactions. There can be no assurances that any lawsuits or claims will be immaterial in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We have approximately 50 operating leases for office facilities, principally in the United States. Due to acquisitions and growth, we often times have more than one operating lease in the cities in which we have offices. Our office space needs in certain geographic areas may change as our business expands or contracts in those areas. We believe we will be able to adjust our lease holdings as needed but we may incur office consolidation expenses associated with reductions in our office space. The following are our principal regional office locations:

United States:	Outside of the United States:
Atlanta, Georgia	China — Hong Kong
Chicago, Illinois	Canada — Toronto
Los Angeles, California	United Kingdom — London
New York, New York	UAE — Dubai
San Francisco, California
Washington, D.C.

Item 3.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers at February 17, 2012:

Name	Title	Age
William M. Goodyear	Chairman of the Board and Chief Executive Officer	63
Julie M. Howard	President and Chief Operating Officer	49
Thomas A. Nardi	Executive Vice President and Chief Financial Officer	57
Monica M. Weed	Vice President, General Counsel and Secretary	51

William M. Goodyear, 63, has served as our Chairman of the Board and Chief Executive Officer since May 2000. He has served as a director since December 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America Illinois and was President of Bank of America’s Global Private Bank. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank and BankAmerica Corporation. Mr. Goodyear is a trustee and member of the Executive Committee of the Board of Trustees for the Museum of Science and Industry and a member of the Board of Trustees of the University of Notre Dame and serves on the Rush University Medical Center Board, where he is Vice Chairman and a member of the Executive Committee and Chair of the Finance Committee. During the last five years, Mr. Goodyear was a trustee of Equity Office Properties Trust, where he chaired the Audit Committee, prior to the sale of the company in 2007. Mr. Goodyear received a Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and a Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame.

Julie M. Howard, 49, has served as our President since February 2006 and has served as our Chief Operating Officer since 2003. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions with several professional services firms. Ms. Howard is currently a member of the Board of Directors of Kemper Corporation and a member of the Foundation Board for Children’s Memorial Hospital. Ms. Howard is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA). Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

Thomas A. Nardi, 57, has served as our Executive Vice President and Chief Financial Officer since November 2008. Previously, Mr. Nardi served as President of Integrys Business Support, a wholly owned unit of Integrys Energy Group, a NYSE-listed public utility and energy company. From 2001 to 2007, he served as Executive Vice President and Chief Financial Officer for Peoples Energy. Prior to joining Peoples, Mr. Nardi spent 19 years at NICOR, one of the nation’s largest gas distribution utilities, where he held a variety of financial and strategic management roles including Corporate Controller and Treasurer. Mr. Nardi began his career in the audit practice of Arthur Andersen. Mr. Nardi received a degree in accounting from Western Illinois University and a Master’s degree in Business Administration from the University of Chicago.

Monica M. Weed, 51, has served as our Vice President, General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary, for Information Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal (now SNR Denton). Ms. Weed received a Bachelor of Arts in Classics from Northwestern University, a law degree from the Northwestern University School of Law and a Master’s degree in Business Administration from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock.

	High	Low
2011
Fourth quarter	$11.99	$8.65
Third quarter	$11.99	$8.52
Second quarter	$11.84	$9.27
First quarter	$10.43	$9.05
2010
Fourth quarter	$12.31	$8.32
Third quarter	$11.63	$8.85
Second quarter	$13.46	$10.38
First quarter	$15.10	$11.57

Holders

At February 14, 2012, there were 292 holders of record of our shares of our common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2011 or December 31, 2010. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement may limit our ability to pay dividends in the future.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the peer group described below. The graph assumes that $100 was invested on December 31, 2006 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Measurement Period	Navigant Consulting Inc.	NYSE Index	New Peer Group(a)	Old Peer Group(b)
FYE 12/31/06	$100.00	$100.00	$100.00	$100.00
FYE 12/31/07	69.17	109.13	114.34	106.58
FYE 12/31/08	80.29	66.41	80.62	79.91
FYE 12/31/09	75.20	85.38	92.01	81.21
FYE 12/31/10	46.56	97.02	113.62	94.64
FYE 12/31/11	57.74	93.43	118.35	100.50

Notes:

a)	The New Peer Group consists of the following companies: The Advisory Board Company, CBIZ Inc., The Corporate Executive Board Company, CRA International Inc. (formerly known as Charles River Associates, Inc.), Duff & Phelps Corporation, Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Heidrick & Struggles International Inc., Hill International, Inc., Huron Consulting Group Inc., ICF International, Inc., HIS, Inc., Korn/Ferry International, MAXIMUS, Inc., Resources Connection, Inc., Sapient Corporation, Tetra Tech, Inc., TRC Companies and VSE Corporation. The New Peer Group is weighted by market capitalization. The New Peer Group is the same as the current peer group used by the compensation committee of our board of directors to make executive compensation decisions. The peer group is reviewed and modified, if necessary, on an annual basis.

b)

The Old Peer Group consists of the following companies: The Advisory Board Company, Corporate Executive Board Company, CRA International Inc. (formerly known as Charles River Associates, Inc.), Duff & Phelps

Corporation, Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Huron Consulting Group Inc., ICF International, Inc., LECG Corporation, MAXIMUS, Inc., Resources Connection, Inc. and Tetra Tech, Inc. The Old Peer Group is weighted by market capitalization.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2011:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
October 1 - 31, 2011	9,117	$10.14	—	$100,000,000
November 1 - 30, 2011	110,334	$10.92	98,900	$98,924,298
December 1 - 31, 2011	141,362	$10.90	135,400	$97,448,986

Total	260,813	$10.88	234,300

(a)	Includes 26,513 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.

(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. The previous authorization was scheduled to expire on December 31, 2011.

Item 6.	Selected Financial Data.

The following five year financial and operating data should be read in conjunction with the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report. The amounts are shown in thousands, except for per share data.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues before reimbursements	$695,714	$623,461	$636,748	$727,062	$681,238
Reimbursements	88,970	80,199	70,491	83,578	85,820

Total revenues	784,684	703,660	707,239	810,640	767,058
Cost of services before reimbursable expenses	467,045	418,523	416,545	444,035	421,032
Reimbursable expenses	88,970	80,199	70,491	83,578	85,820

Total cost of services	556,015	498,722	487,036	527,613	506,852
General and administrative expenses	130,415	121,685	129,048	155,378	141,430
Depreciation expense	13,303	14,457	17,600	17,302	16,179
Amortization expense	8,658	12,368	13,014	16,386	17,494
Other operating costs (benefit):
Separation and severance costs	—	—	—	—	7,288
Office consolidation	—	(900)	8,810	5,207	6,750
Intangible assets impairment	—	7,307	—	—	—
Gain on sale of property	—	—	—	—	(2,201)

Operating income	76,293	50,021	51,731	88,754	73,266
Interest expense	7,292	10,704	15,076	20,146	15,438
Interest income	(1,447)	(1,309)	(1,211)	(1,182)	(667)
Other income, net	(279)	(567)	(182)	(62)	(43)

Income before income tax expense	70,727	41,193	38,048	69,852	58,538
Income tax expense	29,597	17,136	16,101	29,795	25,142

Net income	$41,130	$24,057	$21,947	$40,057	$33,396

Basic net income per share	$0.81	$0.49	$0.46	$0.86	$0.67
Shares used in computing income per basic share	50,820	49,405	48,184	46,601	49,511
Diluted net income per share	$0.80	$0.48	$0.44	$0.83	$0.66
Shares used in computing income per diluted share	51,371	50,447	49,795	48,285	50,757

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$2,969	$1,981	$49,144	$23,134	$11,656
Working capital	$64,681	$63,906	$114,744	$97,988	$102,040
Total assets	$875,201	$869,035	$820,245	$792,393	$778,697
Total non-current liabilities	$205,199	$252,735	$268,019	$296,076	$309,425
Total stockholders’ equity	$513,678	$460,721	$418,792	$365,758	$342,753

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

Overview

We are an independent specialty consulting firm that combines deep industry knowledge with broad technical expertise. We focus on industries that typically undergo substantial regulatory or structural change and provide services to enable clients to manage the uncertainty, risk and distress caused by those changes. The nature of our services, as well as our clients’ demand for our services are impacted not only by these regulatory and structural changes, but also by the United States and global economy and other significant events specific to our clients.

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). From time to time, we may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. These performance based and referral revenues may cause unusual variations in our quarterly revenues and results of operations. Regardless of the terms of our fee arrangements, our ability to earn those fees is reliant on deploying consultants with the experience and expertise to deliver services.

Our most significant expense is consultant compensation, which includes salaries, incentive compensation, amortization of sign-on and retention incentive payments, share-based compensation and benefits. Consultant compensation is included in cost of services before reimbursable expenses, in addition to sales and marketing expenses and the direct costs of recruiting and training consultants.

Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and administrative personnel, that indirectly support client engagements. Office-related expenses primarily consist of rent for our offices. Other administrative costs include bad debt expense, marketing, technology, finance and human capital management.

Because our ability to derive fees is largely reliant on the hiring and retention of personnel, the average number of full-time equivalents (FTE) and our ability to keep consultants utilized are important drivers of the business. The average number of full-time equivalent (FTE) consultants is adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our FTE’s in response to changing demand.

While hiring and retention of personnel is key to driving revenues, FTE levels and related consultant compensation in excess of demand drive additional costs that can negatively impact margin. From time to time, we hire independent contractors to supplement our consultants on certain engagements, which allows us to adjust staffing in response to changes in demand for our services, and manage our costs accordingly.

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

In addition to managing the number of employees and utilization of consultants, we also continually review and adjust our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and share-based compensation, and benefits) to ensure that it is competitive within the industry and is consistent with our performance. We also monitor and adjust our bill rates according to then-current market conditions for our service offerings and within the various industries we serve.

Additional information about our operations is included in the preceding Business section.

Acquisitions

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Dispute and Investigative Services reporting segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. Fair value of the contingent consideration recorded in other current and non-current liabilities was estimated to be $2.6 million. We expect to pay $1.0 million of the contingent consideration in the quarter ending March 31, 2012. As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, during 2011, we acquired two small businesses, one in May 2011 and one in October 2011, for an aggregate purchase price of $4.6 million, of which $2.9 million was paid in cash at closing. One of the acquired businesses was integrated into our International Consulting segment and the other was integrated into our Healthcare operating segment.

2010 Acquisitions

On October 1, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. to enhance our Healthcare operating segment. EthosPartners was a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. This acquisition included 180 consulting professionals and has been integrated into our Business Consulting Services reporting segment. We acquired EthosPartners for approximately $37.0 million, which consisted of $28.0 million in cash paid at closing, $2.0 million in restricted stock issued at closing and $7.0 million in deferred payments. The restricted stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities. The deferred payments are payable in cash in two equal installments on the first and second anniversaries of the closing date. On October 1, 2011, we paid the first installment of $3.5 million. In addition, EthosPartners can earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $5.6 million. We expect to pay approximately $1.1 million of the contingent consideration during the quarter ending March 31, 2012. As part of the purchase price allocation, we recorded $6.4 million in identifiable intangible assets and $35.6 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

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

On January 20, 2010, we acquired the assets of Empiris, LLC to enhance our Economic Consulting segment and to provide significant expertise and growth opportunities in our Washington, D.C. market. This acquisition consisted of nine professionals and has been integrated into our Economic Consulting reporting segment. We acquired Empiris for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, paid in cash in two equal installments on December 31, 2010 and January 3, 2012. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million. During the year ended December 31, 2011, we paid approximately $0.2 million of the contingent consideration and expect to pay an additional $0.3 million in the quarter ending March 31, 2012. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired one business, in December 2010, for a purchase price of $1.0 million. The acquired business has been integrated into our International Consulting reporting segment.

2009 Acquisitions

On December 31, 2009, we acquired the assets of Summit Blue Consulting, LLC to expand and complement our energy practice with new service lines to our clients. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, consisted of approximately 60 consultants and was integrated into our Business Consulting Services segment. We acquired Summit Blue for $13.0 million, which consisted of $11.0 million in cash paid at closing and two deferred cash payments of $1.0 million each, which were paid on the first and second anniversaries of the closing. As part of the purchase price allocation, we recorded $2.6 million in identifiable intangible assets and $10.4 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

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

•	Average FTE represents our average headcount during the period adjusted for part-time status. Average FTE is further split between:

•	Consulting — individuals assigned to client service who record time to client engagements;

•	Technology — individuals assigned to client service who provide technology services and do not record time to specific client engagements; and

•	Non-billable — individuals assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions.

•	Period-end FTE represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, and Non-Billable criteria also apply to Period-end FTE.

•

Average bill rate excluding performance based fees is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenue. Fee revenues and hours on performance based services and related to Technology FTE are excluded from average bill rate.

•

Average utilization rate is calculated by dividing the number of hours of our Consulting FTE (which excludes Technology FTE) who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours).

•	Billable hours are the number of hours our Consulting FTE (which excludes Technology FTE) recorded time to client engagements during the reporting period.

•

Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense related to consultants includes share-based compensation expense and compensation expense attributed to retention incentives.

Prior period comparative metric data has been restated to be consistent with the current presentation. Restated metric data had no impact on reported financial information.

2011 Market Drivers

Our 2011 results were driven mainly by the following key areas:

•	Maturation of credit crisis related litigation

•	Government, regulatory and investigative actions

•	Global investigations and compliance issues (including Foreign Corruption Practices Act and Anti Money Laundering)

•	Increased mergers and acquisition related activities

•	Healthcare pricing and margin pressures

•	Healthcare reform forcing business model reviews and compliance pressures

•	Hospital challenges with physician integration

•	Energy efficiency, renewable and Smart Grid

•	Market modeling, rates and regulatory impacts

•	Demand side management, evaluation and program design

•	Energy performance improvement and benchmarking

•	Proliferation of data; custom software solutions and data analytics

Results of Operations

(Amounts in thousands, except per share data and metrics)	For the Year Ended December 31,			2011 over 2010 Increase (Decrease) Percentage	2010 over 2009 Increase (Decrease) Percentage
	2011	2010	2009
Revenues before reimbursements	$695,714	$623,461	$636,748	11.6	(2.1)
Reimbursements	88,970	80,199	70,491	10.9	13.8

Total revenues	784,684	703,660	707,239	11.5	(0.5)
Cost of services before reimbursable expenses	467,045	418,523	416,545	11.6	0.5
Reimbursable expenses	88,970	80,199	70,491	10.9	13.8

Total cost of services	556,015	498,722	487,036	11.5	2.4
General and administrative expenses	130,415	121,685	129,048	7.2	(5.7)
Depreciation expense	13,303	14,457	17,600	(8.0)	(17.9)
Amortization expense	8,658	12,368	13,014	(30.0)	(5.0)
Other operating costs (benefit):
Office consolidation	—	(900)	8,810	100.0	(110.2)
Intangible assets impairment	—	7,307	—	(100.0)	100.0

Operating income	76,293	50,021	51,731	52.5	(3.3)
Interest expense	7,292	10,704	15,076	(31.9)	(29.0)
Interest income	(1,447)	(1,309)	(1,211)	10.5	8.1
Other income, net	(279)	(567)	(182)	(50.8)	211.5

Income before income tax expense	70,727	41,193	38,048	71.7	8.3
Income tax expense	29,597	17,136	16,101	72.7	6.4

Net income	$41,130	$24,057	$21,947	71.0	9.6

Basic net income per share	$0.81	$0.49	$0.46	65.3	6.5
Shares used in computing income per basic share	50,820	49,405	48,184	2.9	2.5
Diluted net income per share	$0.80	$0.48	$0.44	66.7	9.1
Shares used in computing income per diluted share	51,371	50,447	49,795	1.8	1.3
Key operating metrics:
Average FTE
—Consulting	1,782	1,683	1,797	5.9	(6.3)
—Technology	36	4	—	800.0	100.0
—Non-billable	527	518	539	1.7	(3.9)
Period End FTE
—Consulting	1,827	1,759	1,666	3.9	5.6
—Technology	55	20	—	175.0	100.0
—Non-billable	527	528	511	(0.2)	3.3
Average Bill Rate (excluding performance based fees)	$274	$266	$254	3.0	4.7
Utilization	78%	74%	75%	5.4	(1.3)

Results for the year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues before Reimbursements.    Revenues before reimbursements increased by 11.6% in 2011 compared to 2010. The increase was primarily due to improvements driven by strength in the Business Consulting Services segment (which includes our Energy and Healthcare operating segments) as well as improved performances in the Disputes and Investigative Services segment and the International Consulting segment. Incremental revenue from our acquisitions, an increase in performance based fees and increased senior hiring contributed to the improved performance. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements would have increased approximately 5.0%. 2011 consultant utilization improved to 78% from 74% in 2010, while average billable FTE’s increased to 1,818 compared to 1,687 in 2010. Average bill rate (excluding performance based fees) was $274 for 2011, up 3.0% from $266 in 2010. For the years ended 2011 and 2010, performance based fees were $17.7 million and $8.3 million, respectively. The increase in performance based fees was driven mainly by successes in our restructuring and healthcare practices within the Business Consulting Services segment.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 11.6% in 2011 compared to 2010. The increased cost of services was mainly due to higher performance based incentive compensation, wages and benefits increasing with headcount and, overall, solid revenue growth and improvement in our operating results. In addition, amortization of certain recruiting incentives, retention and performance based incentives were higher in 2011 mainly due to 2010 and 2011 senior level hires. These increases were partially offset by lower consultant severance costs which were $2.6 million and $5.5 million for the years ended 2011 and 2010, respectively.

General and Administrative Expenses.    General and administrative expenses increased by $8.7 million, or 7.2%, in 2011 compared to 2010. Consistent with our improved financial performance, higher incentive compensation expense, along with rising information technology costs and additional costs related to acquisitions, drove most of the increase and was partially offset by lower bad debt expense, which decreased 15.8% from 2010. Average general and administrative FTE’s were up 2.8% while supporting 100 additional consulting FTE’s. Bad debt expense decreases resulted from the improved collection of our accounts receivable. Our days sales outstanding at December 31, 2011 and 2010 were 76 and 81, respectively. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

General and administrative expenses declined to 18.7% in 2011 from 19.5% of revenues before reimbursements in 2010. The decrease as a percentage of revenues before reimbursements primarily reflected the improvement of our bad debt expense and the impact of our office consolidation efforts.

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

Other Operating Costs (Benefit) — Intangible Assets Impairment.    During 2010, we recorded an intangible assets impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment.

Depreciation Expense.    The decrease in depreciation expense of 8.0% for 2011 compared to 2010 was primarily due to the full depreciation of certain assets and relatively lower spending on property and equipment in recent years.

Amortization Expense.    Amortization decreased by $3.7 million, or 30.0% in 2011 compared to 2010. This was due to reduced amortization associated with certain intangible assets within our International Consulting segment which were subject to an impairment charge recorded during the three months ended December 31, 2010. In addition certain intangible assets became fully amortized as their useful lives came to term. This decrease was partially offset by increased amortization relating to our recent acquisitions.

Interest Expense.    Interest expense decreased 31.9% for 2011 compared to 2010. This was primarily due to the June 2010 expiration of an unfavorable interest rate swap and reduced debt levels. Our average borrowing rate under our credit agreement, including the impact of our interest rate swap agreements (see Note 11 — Comprehensive Income to the notes to our consolidated financial statements), was 3.0% and 4.4% for 2011 and 2010, respectively. See Note 12 – Bank Debt to the notes to our consolidated financial statements for further information on our debt.

Income Tax Expense.    Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates. Our effective income tax rate in 2011 was 41.8% compared to 41.6% in 2010. A non-recurring tax benefit of $1.8 million in 2010 was offset by the positive impact in 2011 of increased income in the United Kingdom which has lower tax rates.

Results for the year ended December 31, 2010 compared to the year ended December 31, 2009

Revenues before Reimbursements.    Our 2010 revenues before reimbursements decreased 2.1% compared to 2009. Average FTE- consultants for 2010 decreased 6.3% due to higher attrition rates, the repositioning of several service lines in 2009 and certain late 2009 and early 2010 departures. The decrease was partially offset by improvements in our average bill rate and the impact of our recent acquisitions. The overall consultant utilization rate was 74% and 75% for 2010 and 2009, respectively. Average bill rate increased 4.7% for 2010 compared to 2009, mainly as a result of a higher mix of more senior consultant utilization and overall efforts to increase rates in 2010. On a pro forma basis including the impact of our recent acquisitions in both periods, our revenues before reimbursements for 2010 would have decreased approximately 7.0% from 2009.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses was relatively consistent during 2010 and 2009. Cost of services in 2010 was impacted by lower compensation expense, mainly due to wage savings from redeployment of certain service areas and cost savings initiatives which included staffing reductions and managing salary adjustments mainly in response to lower demand. Severance costs relating to cost of services during 2010 and 2009 were $5.5 million and $9.5 million, respectively. These savings were partially offset by higher incentive compensation expense during 2010, as a result of improved operating performance in certain markets, higher practice development costs and the cost impact of recent acquisitions.

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

Other Operating Costs (Benefit) — Intangible Assets Impairment.    During the three months ended December 31, 2010, we recorded an intangible asset impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. Certain markets within the International Consulting segment experienced weaker revenues before reimbursements throughout 2010. The public services market was negatively impacted by significant reductions to public spending as a result of a change in government in the United Kingdom. In response to these reductions, we continued to implement cost reduction plans throughout the fourth quarter of 2010 as the severity and speed of the spending cuts was greater than our initial expectations. In addition, our financial services market experienced aggressive recruiting of our consultants from larger competitors, particularly impacting fourth quarter results, as the financial services consulting markets recovered from recent disruptions in the United Kingdom. As a result of the events above and in connection with our annual planning process, we lowered the expected future growth rates and profit margins for these market segments. These events and the resulting lower cash flows from these markets required us to review the recoverability of the related intangible assets. During our review of intangible asset values, we determined that the carrying value of the intangible assets relating to the public services and financial service areas were not recoverable. Since the impairment was a non-cash charge, it did not have an impact on our liquidity or financial covenants.

Depreciation Expense.    The decrease in depreciation expense of 17.9% for 2010 compared to 2009 was primarily due to the full depreciation of certain assets and relatively lower spending on property and equipment in recent years.

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

Segment Results

Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting, and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. We have three operating segments within the Business Consulting Services segment: Energy,

Healthcare, and Other Business Consulting Services. Our business is managed and resources are allocated on the basis of the six operating segments. Prior year comparative segment data has been restated to be consistent with the current presentation.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information to the notes to our consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense related to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to forgivable loans (see Note 9 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements). Key operating metric definitions have been provided above. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Business Consulting Services
	For the Year Ended December 31,			2011 over 2010 Increase (Decrease) Percentage	2010 over 2009 Increase (Decrease) Percentage
	2011	2010	2009
Revenues before reimbursements (in 000’s)	$298,318	$247,984	$242,255	20.3	2.4
Total revenues (in 000’s)	343,267	285,085	269,778	20.4	5.7
Segment operating profit (in 000’s)	99,530	84,704	84,428	17.5	0.3

Key segment operating metrics:
Segment operating profit margin	33.4%	34.2%	34.9%	(2.3)	(2.0)
Average FTE — Consulting	913	731	727	24.9	0.6
Average FTE — Technology	20	4	—	400.0	100.0
Average utilization rates based on 1,850 hours	82%	80%	77%	2.5	3.9
Average bill rate (excluding performance based fees)	$220	$219	$216	0.5	1.4

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite executives and corporate management, governmental agencies and law firms. Beginning as of the first quarter of 2010, the reporting segment is comprised of three operating segments, Energy, Healthcare and Other Business Consulting Services. Energy and Healthcare are defined as operating segments due to their size, importance and organizational reporting relationships. The two operating segments represented 73.3%, 72.4% and 63.8% of segment revenues before reimbursements for the years ended December 31, 2011, 2010 and 2009, respectively, and provide services to clients in those respective markets. The Other Business Consulting Services operating segment provides operations advisory, valuation and restructuring services to the financial services industry and other industries.

Revenues before reimbursements for this reporting segment increased 20.3% during 2011 compared to 2010. Year over year improvements were led by strength in the Energy and Healthcare operating segments which combined were up 21.9% in 2011 from 2010. The segment also reflected strong contributions from the valuations and restructuring teams within the Other Business Consulting Services operating segment. Average FTE — Consulting increased 24.9% mainly as a result of the EthosPartners acquisition in October 2010. Including the impact of the EthosPartners acquisition on a pro forma basis, revenues before reimbursements would have increased 10.1%. Increased performance based fees contributed $8.8 million to the increase, with $16.9 million and $8.1 million earned in 2011 and 2010, respectively. Average bill rate (excluding performance based fees) was flat in 2011 compared to 2010, as a result of higher demand offset by consultant mix in our Energy operating segment and change in project mix mainly in our Healthcare operating segment. Utilization increased 2.5% in 2011 compared to 2010 mainly as a result of increased demand. Segment operating profit increased $14.8 million for 2011 compared to 2010 mainly due to the addition of EthosPartners, higher performance based fees and improvements within our Energy and Healthcare operating segments as well as our valuations and restructuring teams within our Other Business Consulting operating segment. Reporting segment operating profit margins decreased 0.8 percentage points during 2011 compared to 2010 mainly due to change in project mix, particularly in Healthcare, combined with higher benefits and certain performance based incentives.

Revenues before reimbursements for this segment increased 2.4% during 2010 compared to 2009. The increase in revenues before reimbursements reflected higher average FTE’s of 1.1%, including the impact of recent acquisitions. Utilization for 2010 increased compared to 2009, reflecting an increase in demand in Other Business Services and in Healthcare. Including the impact of the EthosPartners and Summit Blue acquisitions in both periods on a pro forma basis, revenues before reimbursements for 2010 would have decreased 4.9% from 2009. Reimbursement revenue increased 34.8% for 2010 compared to 2009 due to the higher use of independent specialized contractors mainly relating to our Summit Blue acquisition. Segment operating profit and profit margin were relatively consistent in 2010 and 2009. Cost of services included $0.7 million and $4.3 million in severance costs for 2010 and 2009, respectively.

Dispute and Investigative Services
	For the Year Ended December 31,			2011 over 2010 Increase (Decrease) Percentage	2010 over 2009 Increase (Decrease) Percentage
	2011	2010	2009
Revenues before reimbursements (in 000’s)	$264,976	$251,612	$276,646	5.3	(9.0)
Total revenues (in 000’s)	291,270	273,667	302,424	6.4	(9.5)
Segment operating profit (in 000’s)	107,329	97,464	112,594	10.1	(13.4)

Key segment operating metrics:
Segment operating profit margin	40.5%	38.7%	40.7%	4.7	(4.9)
Average FTE — Consulting	569	633	747	(10.1)	(15.3)
Average FTE — Technology	16	—	—	100.0	n/a
Average utilization rates based on 1,850 hours	77%	72%	74%	6.9	(2.7)
Average bill rate (excluding performance based fees)	$318	$295	$279	7.8	5.7

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel, corporate boards and government agencies.

Revenues before reimbursements for this segment increased 5.3% during 2011 compared to 2010. The year over year increase was aided by continued broad-based growth from credit crisis related work and growing anti-money laundering compliance and investigative work. The growth was partially offset by a decline in our US construction business. Average FTE — Consulting decreased by 10.1% in 2011 due to headcount reductions in 2010 made in response to lower demand in our U.S. construction business. Average bill rates (excluding performance based fees) increased 7.8% during 2011 compared to 2010, and utilization increased by 6.9% during 2011 compared to 2010. The segment also leveraged independent contractors to supplement staffing needs. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements decreased slightly as higher utilization was offset by decreased FTE’s. Segment operating profit increased $9.9 million and segment operating profit margins increased 1.8 percentage points for 2011 compared to 2010, mainly a result of increased revenues before reimbursements combined with lower costs due to lower average FTE. In addition, certain cost reduction efforts implemented in the fourth quarter 2010, combined with lower severance in 2011, further contributed to segment operating profit improvements. These cost reduction efforts have been partially offset by higher variable incentive compensation. Severance expense for the years ended December 31, 2011 and 2010 was $0.9 million and $3.6 million respectively.

Revenues before reimbursements for this segment decreased 9.0% during 2010 compared to 2009. The decrease reflected the 15.3% decrease in average FTE’s, as a result of our response to the continued lower demand throughout 2010 as well as higher than normal voluntary and involuntary attrition, which was partially offset by the impact of our acquisition of Daylight in 2010 and recruitment of new employees. Utilization for 2010 decreased from 2009 due to lower demand in the construction market offset by the reduction in FTE’s in response to the market conditions. Average bill rates increased during 2010 compared to 2009 resulting from a change in consultant and business mix with higher billable rates. The decrease in revenue in 2010 compared to 2009 was partially offset by the acquisition of Daylight. Including the impact of the Daylight acquisition in both periods on a pro forma basis, revenues before reimbursements for 2010 would have decreased 12.5% compared to 2009. Segment operating profit for 2010 decreased $15.1 million and segment operating profit margin decreased 2.0 percentage points compared to 2009, primarily as a result of lower utilization and higher severance expense in 2010. Severance expense for the years ended December 31, 2010 and 2009 was $3.6 million and $2.0 million, respectively.

Economic Consulting
	For the Year Ended December 31,			2011 over 2010 Increase (Decrease) Percentage	2010 over 2009 Increase (Decrease) Percentage
	2011	2010	2009
Revenues before reimbursements(in 000’s)	$66,992	$67,245	$51,486	(0.4)	30.6
Total revenues(in 000’s)	71,719	73,544	55,425	(2.5)	32.7
Segment operating profit(in 000’s)	22,067	23,032	18,173	(4.2)	26.7

Key segment operating metrics:
Segment operating profit margin	32.9%	34.3%	35.3%	(4.1)	(2.8)
Average FTE — Consulting	122	126	102	(3.2)	23.5
Average utilization rates based on 1,850 hours	80%	76%	82%	5.3	(7.3)
Average bill rate (excluding performance based fees)	$375	$377	$344	(0.5)	9.6

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

Revenues before reimbursements for this segment were flat in 2011 compared to 2010. Average FTE — Consulting decreased 3.2% for 2011 compared to 2010. Headcount trended down during 2011 due to reductions of under-utilized staff. Average bill rate remained relatively flat for 2011 compared to 2010 as overall rate increases were offset by a change in the mix of consultant billable hours. Utilization increased 5.3% for 2011 compared to 2010 due to headcount reductions. Segment operating profit decreased $1.0 million, and segment operating profit margin decreased 1.4 percentage points for 2011 compared to 2010 mainly due to a lower number of new large projects needed to drive stronger results and higher costs associated with recent senior hires.

Revenues before reimbursements for this segment increased 30.6% during 2010 compared to 2009. The increase was partially due to the additional revenue and increased average FTE — Consulting associated with our January 2010 acquisition of Empiris and the successful recruiting of several senior economists during 2010. Including the impact of the Empiris acquisition in both periods on a pro forma basis, revenues before reimbursements would have increased 17.1% for 2010 compared to 2009. Additionally, the revenue increase resulted from an increase in average bill rate for 2010 compared to 2009, reflecting annual bill rate increases implemented January 1, 2010, partially offset by a decrease in utilization. Segment operating profit increased $4.9 million and segment operating profit margin decreased 1.0 percentage point for 2010 compared to 2009.

International Consulting
	For the Year Ended December 31,			2011 over 2010 Increase (Decrease) Percentage	2010 over 2009 Increase (Decrease) Percentage
	2011	2010	2009
Revenues before reimbursements(in 000’s)	$65,428	$56,620	$66,361	15.6	(14.7)
Total revenues(in 000’s)	78,428	71,364	79,612	9.9	(10.4)
Segment operating profit(in 000’s)	14,273	10,715	16,036	33.2	(33.2)

Key segment operating metrics:
Segment operating profit margin	21.8%	18.9%	24.2%	15.3	(21.9)
Average FTE — Consulting	178	193	221	(7.8)	(12.7)
Average utilization rates based on 1,850 hours	62%	58%	66%	6.9	(12.1)
Average bill rate (excluding performance based fees)	$306	$271	$248	12.9	9.3

The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite executives and corporate management, governmental agencies and law firms.

Revenues before reimbursements for this segment increased 15.6% during 2011 compared to 2010. Improved 2011 results represented significant progress in the turnaround of this segment over the course of the year. Excluding the impact of favorable currency fluctuations, revenues before reimbursements for this segment increased 11.3% during 2011 compared to 2010. Average FTE — Consulting decreased 7.8% for 2011 compared to 2010, due to planned headcount reductions over the course of 2010 in response to lower demand in certain practice areas partially offset by recent hires in markets with higher demand. Average bill rate (excluding performance based fees) increased 12.9% during 2011 compared to 2010 due to a change in business and consultant mix and favorable currency rates. Utilization increased 6.9% for 2011 compared to 2010 as a result of increasing demand in 2011 in certain markets and 2010 FTE reductions. Segment operating profit increased $3.6 million while segment operating profit margin increased 2.9 percentage points for 2011 compared to 2010 mainly as a result of higher utilization and higher performance based fees partially offset by lower fixed fee projects and consultant mix.

Revenues before reimbursements for this segment decreased 14.7% during 2010 compared to 2009. Average FTE — Consulting decreased during 2010 compared to 2009 due in part to voluntary attrition as a result of aggressive recruiting from local competitors mainly in the financial services area, as well as planned reductions in response to lower demand in the construction dispute and public services area as evidenced by the decrease in utilization for 2010 compared to 2009. Increased revenue from the dispute consulting markets other than construction partially offset the segment’s overall decreased revenue. Severe reduction in public spending contributed to the overall weakness in this segment. The continued reduction in spending as well as the aggressive competition for consultants resulted in us reducing our expected future cash flows from these markets. As a result, in the fourth quarter of 2010, we recorded a $7.3 million intangible asset impairment charge related to customer lists and relationships and non-compete agreements in two markets within this segment. (See the discussion under Other Operating Costs (Benefit) — Intangible Assets Impairment above.) Average bill rates for 2010 increased compared to 2009 due mainly to a change in business mix in 2010. Segment operating profit decreased $5.3 million and segment operating profit margin declined 5.3 percentage points in 2010 compared to 2009, primarily related to lower utilization and the adverse market impacts noted above.

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

The amounts in the following table are in thousands, except for per share data:

	Quarter Ended
	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
Revenues:
Revenues before reimbursements	$170,996	$181,821	$173,293	$169,604	$161,752	$153,222	$154,617	$153,870
Reimbursements	26,009	22,651	21,115	19,195	21,188	21,625	17,706	19,680

Total revenues	197,005	204,472	194,408	188,799	182,940	174,847	172,323	173,550
Cost of services:
Cost of services before reimbursable expenses	112,199	123,209	116,822	114,815	111,797	102,368	102,128	102,230
Reimbursable expenses	26,009	22,651	21,115	19,195	21,188	21,625	17,706	19,680

Total costs of services	138,208	145,860	137,937	134,010	132,985	123,993	119,834	121,910
General and administrative expenses	34,000	32,863	31,143	32,409	31,347	30,789	29,089	30,460
Depreciation expense	3,239	3,481	3,206	3,377	3,575	3,528	3,553	3,801
Amortization expense	1,960	2,234	2,163	2,301	3,442	3,168	2,962	2,796
Other operating costs (benefit):
Office consolidation	—	—	—	—	—	(900)	—	—
Intangible assets impairment	—	—	—	—	7,307	—	—	—

Operating income	19,598	20,034	19,959	16,702	4,284	14,269	16,885	14,583
Interest expense	1,634	1,907	1,911	1,840	1,929	1,789	3,508	3,478
Interest income	(255)	(396)	(429)	(367)	(325)	(360)	(311)	(313)
Other (income) expense, net	(109)	(206)	72	(36)	(378)	(250)	(44)	105

Income before income tax expense	18,328	18,729	18,405	15,265	3,058	13,090	13,732	11,313
Income tax expense	7,272	8,193	7,645	6,487	2,499	3,867	5,904	4,866

Net income	$11,056	$10,536	$10,760	$8,778	$559	$9,223	$7,828	$6,447

Diluted net income per share	$0.21	$0.20	$0.21	$0.17	$0.01	$0.18	$0.16	$0.13

Diluted shares	51,692	51,487	51,270	51,034	50,909	50,518	50,264	50,096

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, timing of acquisitions, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, including the ability of clients to terminate engagements without penalty, attaining certain contractual objectives, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by other operating costs. In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt.

Liquidity and Capital Resources

Our cash flow activities were as follows (shown in thousands) for the years ended December 31,

	2011	2010	2009
Net cash provided by operating activities	$111,367	$41,768	$77,491
Net cash used in investing activities	(34,813)	(77,079)	(34,309)
Net cash used in financing activities	(75,391)	(11,727)	(16,881)

Generally our net cash provided by operating activities is used to pay our day to day operating activities. First quarter cash requirements are generally higher due to payment of our annual bonus incentives. Improved financial results and increased collections drove our strong cash flow generation in 2011. As a result of increased cash from operations we were able to reduce our debt by over $70.0 million during 2011. In addition, we repurchased 234,300 shares of our common stock at a weighted average price of $10.92 per share. During the year ended December 31, 2011 we also entered into a new unsecured credit agreement (which is described in detail below under Debt, Commitments and Capital) and bolstered our technology services with the acquisition of Ignited Solutions, LLC and capital expenditures relating to leasehold improvements and internal software development. Based on the financial covenant restrictions contained in our credit agreement, at December 31, 2011 we had approximately $220.0 million of borrowing capacity under our credit facility, providing us with significant financial flexibility.

Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 76 days at December 31, 2011, compared to 81 days at December 31, 2010 and 78 days at December 31, 2009. The decrease in DSO resulted primarily from the improved collection efforts for our accounts receivable.

Operating Activities

Net cash provided by operating activities increased to $111.4 million for 2011, compared to $41.8 million and $77.5 million for 2010 and 2009, respectively. The increase in cash provided by operating activities for 2011 compared to 2010 related to lower working capital requirements, higher revenue and improved collections. The decrease in net cash provided by operating activities in 2010 compared to 2009 resulted from several factors including increased investment in signing incentives for 2010 hires and greater investment in working capital associated with our increased fourth quarter 2010 revenue, partially offset by increased net income.

Investing Activities

Net cash used in investing activities in 2011 was $34.8 million, compared to $77.1 million and $34.3 million for 2010 and 2009, respectively. The decrease in cash used during 2011 compared to 2010 related to less cash used for acquisition payment obligations in addition to lower capital spending on property and equipment. During 2010 we acquired Daylight and EthosPartners and had lower property and equipment expenditures than in 2009. Capital spending was higher in 2009 mainly due to leasehold improvements at a new office located in New York City and software license agreements.

Financing Activities

Net cash used in financing activities was $75.4 million in 2011, compared to net cash used in financing activities of $11.7 million and $16.9 million in 2010 and 2009, respectively. During 2011, excess cash provided by operating activities was used to reduce borrowings under our credit facility. Also in 2011, we entered into a new credit agreement. Net proceeds from the new credit agreement of $250.6 million were used for payment of the term loan and credit facility under the previous credit agreement which was terminated (see Debt, Commitments and Capital below). In connection with the new credit agreement, we paid $2.8 million in debt issuance costs. Additionally, we began a share repurchase program during the three months ended December 31, 2011. Under this program we acquired 234,300 shares of our common stock in the open market for $2.6 million. During 2010, we used excess cash to prepay $40.0 million on our term loan facility which was partially offset by borrowings for acquisitions.

Debt, Commitments and Capital

On May 27, 2011, we entered into a new unsecured credit agreement with a syndicate of banks. The credit agreement provides a five-year, $400.0 million revolving credit facility and replaced our previous credit agreement. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. Initial borrowings of $250.6 million under the credit facility were used to repay borrowings outstanding under the previous credit agreement. At December 31, 2011, we had aggregate borrowings of $131.8 million, compared to $203.0 million at December 31, 2010. Based on our financial covenant restrictions at December 31, 2011, a maximum of approximately $220.0 million was available in additional borrowings under the new credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2011, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 11 — Comprehensive Income) was 3.0% and 4.4% for the years ended December 31, 2011 and 2010, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2011, under the definitions in the credit agreement, our consolidated leverage ratio was 1.3 and our consolidated interest coverage ratio was 4.1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreements as of December 31, 2011 and 2010; however, there can be no assurances that we will remain in compliance in the future.

At December 31, 2011, we had total commitments of $272.6 million. The following table shows the components of our significant commitments at December 31, 2011 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	2012	2013 to 2014	2015 to 2016	Thereafter
Deferred purchase price obligations-cash	$16,058	$11,732	$4,326	$—	$—
Purchase agreements	5,983	2,034	3,949	—	—
Revolving credit facility	131,790	—	—	131,790	—
Lease commitments	118,775	24,132	36,849	25,959	31,835

	$272,606	$37,898	$45,124	$157,749	$31,835

Of the $118.8 million lease commitments at December 31, 2011, $5.7 million are related to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. At December 31, 2011, we had contractual subleases of $4.8 million, which is not reflected in the commitment table above. Such sublease income would offset the cash outlays. We may seek to exercise termination clauses, if any, to shorten the term of the lease commitments. The lease commitments for these offices extend through 2022.

We have commitments of approximately $6.0 million relating to costs associated with an information technology infrastructure project that we commenced during the quarter ended December 31, 2011 to support our corporate technology needs in addition to the needs of our expanding technology business. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system and although the contracts are non-cancelable the terms contain termination clauses which would allow us to terminate the contracts for a penalty. We do not expect, however, to terminate these contracts and expect to pay approximately $5.7 million over the next three years.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. The previous authorization was scheduled to expire on December 31, 2011. During the quarter ended December 31, 2011 we repurchased 234,300 shares for approximately $2.6 million.

We believe that our current cash and cash equivalents, future cash flows from operations and borrowings under our credit facility will provide adequate liquidity to fund anticipated short-term and long-term operating activities. However, in the event we make significant cash expenditures in the future for major acquisitions or other unanticipated activities, we may require more liquidity than is currently available to us under our credit facility and may need to raise additional funds through debt or equity financings, as appropriate. In addition, if our lenders are not able to fund their commitments due to disruptions in the financial markets or otherwise, our liquidity could also be negatively impacted.

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

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of billing arrangements: time and material, fixed-fee and transaction/event-based.

For our time and material billing arrangements, clients are invoiced based on the number of hours worked by our consultants at the contracted bill rates, which are reviewed on a periodic basis. Revenue is recognized as work is performed on our time and material engagements. Additionally, revenue is recognized on our units of production engagements in a similar manner based on measures such as the number of items processed at agreed-upon rates.

With our fixed-fee billing engagements, we are contracted to complete a pre-determined set of professional services for a pre-determined fee. However, the fee and engagement scope can be adjusted based on a mutual agreement between us and the client. In many cases, the recording of fixed revenue amounts requires us to make an estimate of the total amount of work to be performed, and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable or (iii) the straight-line method over the term of the arrangement.

In transaction or event-based billing arrangements, fees are tied to the completion of contractually defined requirements. In many cases, this contingent fee is earned in addition to an hourly or fixed-fee, but is not recognized until certain milestones or objectives are met. We also recognize revenue from business referral fees or commissions on certain contractual outcomes. Revenue recognized by transaction or event-based billing arrangements may cause unusual variations in quarterly revenues and operating results.

In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.

Reimbursable expenses for our engagements include transportation, lodging, out-of-pocket and independent contractor costs. Such expenses are included in our revenue as applicable and are passed through to cost of services. Typically, reimbursable expenses are recognized as revenue during the period in which the expenses are incurred.

Revenues recognized for services performed but not yet billed are recorded as unbilled receivables on our consolidated balance sheet. Advance payments and retainers are recorded as deferred revenue and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

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

Notes Receivable and Prepaid Sign-on and Retention Bonuses

We grant and pay sign-on and retention bonuses to attract and retain highly-skilled consultants. Generally, we require grantees to sign incentive recovery agreements, which obligate the grantees to fulfill a service term, typically between one to five years. If such service term is not fulfilled, the monetary equivalent of the uncompleted service term is required to be paid back to us. We record paid sign-on and retention bonuses to current and non-current other assets and the bonuses are amortized as compensation expense over the service period as defined by the incentive recovery agreements. Certain sign-on and retention bonuses of relatively low amounts are expensed to compensation expense when paid.

We also issue notes receivable in the form of unsecured employee loans with terms generally three to five years. These loans were issued to recruit and retain highly-skilled consultants. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the term of the loans, so long as the consultants continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans and accrued interest is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate and is recorded as interest income.

Business Combinations

We recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. In addition, we recognize and measure contingent consideration at fair value as of the acquisition date. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from either the passage of time, revisions, or ultimate settlement to the amount or timing of the initial measurement recognized in income.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, backlog revenue and trade names. Our long term assets are subject to changes in events or circumstances that could impact their carrying value.

Goodwill is tested for impairment annually during the second quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not that the fair value has fallen below the carrying amount of an asset and thus requiring us to perform an interim goodwill impairment test. We consider elements and other factors including, but not limited to:

•	adverse changes in the business climate in which we operate;

•	attrition of key personnel;

•	unanticipated competition;

•	our market capitalization in excess of our book value;

•	our recent operating performance and/or

•	our financial projections.

The goodwill impairment test is performed at a reporting unit level. A reporting unit as defined by ASC 350 is an operating segment of a business one level below if discrete financial information is available and regularly reviewed by segment management. The test is two steps and is fair value based. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. At December 31, 2011, we had six operating segments which are also considered to be our reporting units, as follows: Healthcare, Energy and Other Business Consulting, which comprise our Business Consulting Services reporting segment; Dispute and Investigative Services; International Consulting; and Economic Consulting.

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

Our annual goodwill impairment test was completed in the second quarter of 2011 and was completed based on our six reporting units. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

Intangible assets, other than goodwill, are amortized based on the period of consumption. We review for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

Share-Based Payments

We recognize the cost resulting from all share-based compensation arrangements, including stock option, restricted stock and restricted stock units that we grant under our long-term incentive plans in the financial statements based on their grant date fair value. Management judgment is required in order to (i) estimate the fair value of certain share-based payments, (ii) determine expected attribution period and (iii) assess expected future forfeitures. We treat our employee stock purchase plan as compensatory and record the purchase discount from market price of stock purchases by employees as share-based compensation expense.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate.

Recent Accounting Pronouncements

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

Recently Adopted Standards

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

In September 2009, the Financial Accounting Standards Board issued guidance on revenue recognition which changes the criteria required to separate deliverables into separate units of accounting when they are sold in bundled arrangements. Previously, entities were required to have vendor-specific objective evidence of fair value or other third-party evidence of fair value. The elimination of these requirements to separate deliverables into separate units of accounting will put more focus on a vendor’s assessment of whether delivered items in multiple element arrangements have standalone value. The update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011 and the impact on our statements of financial position, results of operations and cash flows was not material.

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

At December 31, 2011, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

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

In November 2011, we entered into a $10.0 million notional value forward starting interest rate swap agreement. This agreement effectively fixed $10.0 million of our LIBOR base rate indebtedness at a rate of 0.98% beginning June 1, 2012 through May 31, 2015. In December 2011, we entered into two $5.0 million notional value forward starting interest rate swap agreements. These agreements effectively fixed $10.0 million of our LIBOR base rate indebtedness at a rate of 1.17% beginning January 1, 2013 through December 31, 2015.

At December 31, 2011, our interest rate swaps effectively fixed our LIBOR base rate on $90.0 million of our debt. Based on borrowings under the credit facility at December 31, 2011 and after giving effect to the impact of our interest rate swap agreements, our interest rate exposure is limited to $83.6 million of debt, and each quarter point change in market interest rates would result in approximately a $0.2 million change in annual interest expense.

At December 31, 2011, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2011, we had net assets of approximately $78.1 million with a functional currency of the UK Pound Sterling and $28.1 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At December 31, 2011, we had immaterial net assets denominated in the non-functional currency. Excess cash held outside the United States is immaterial and therefore we have limited exposure to repatriating funds back to the United States.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements are in this report as pages F-3 through F-37. An index to such information appears on page F-1.

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

An evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as of the end of the period covered by this report, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

(2)	Management’s Annual Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2011 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. In the course of its evaluation, management concluded that we maintained effective control over financial reporting at December 31, 2011.

KPMG LLP, the registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited Navigant Consulting, Inc.’s (the “Company”) internal control over financial reporting at December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting at December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries at December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and the financial statement schedule as listed in the accompanying index, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/    KPMG LLP

Chicago, Illinois

February 17, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 22, 2012 (the “2012 Proxy Statement”) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be included under the headings “Stock Ownership of Directors, Executive Officers and Principal Holders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to the Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 333-09019) filed with the SEC on July 26, 1996).

3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3 (Registration No. 333-40489) filed with the SEC on November 18, 1997).

3.3	Amendment No. 2 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 99.1 to our Form 8-A filed with the SEC on July 20, 1999).

3.4	Amendment No. 3 to Amended and Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

3.5	By-Laws of Navigant Consulting, Inc., as amended on July 25, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2007).

3.6	Amendment to By-Laws of Navigant Consulting, Inc., effective as of December 16, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2010).

10.1†	Navigant Consulting, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.2†	Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Notice and Proxy Statement filed with the SEC on March 28, 2007).

10.3†	First Amendment to the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2008).

10.4†	Second Amendment to the Navigant Consulting, Inc. 2005 Long Term Incentive Plan, as amended, effective as of December 18, 2009 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.5†	Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002).

10.6†	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan, effective as of April 16, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.7†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (incorporated by reference to Exhibit A to our Definitive Notice and Proxy Statement filed with the SEC on March 27, 2006).

Exhibit No.	Description
10.8†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.9†	Second Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of December 31, 2009 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.10†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.11†	Form of Amendment No. 1 to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.12†	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.13†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.14†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.15†	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.16†	Amended and Restated Employment Agreement, effective as of December 19, 2008, between Navigant Consulting, Inc. and Julie M. Howard (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.17†	Employment Agreement, dated as of November 10, 2008, between Navigant Consulting, Inc. and Thomas A. Nardi (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2008).

10.18†	First Amendment to Employment Agreement between Thomas A. Nardi and Navigant Consulting, Inc., effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.19†	Employment Agreement, dated as of November 3, 2008, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 22, 2008).

10.20†	First Amendment to Employment Agreement between Monica M. Weed and Navigant Consulting, Inc., effective as of January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.21	Credit Agreement, dated as of May 27, 2011, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

21.1	Significant Subsidiaries of Navigant Consulting, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101††	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement.

††	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ WILLIAM M. GOODYEAR
William M. Goodyear
Chairman and Chief Executive Officer

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2012

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2012

/s/ SCOTT S. HARPER Scott S. Harper	Executive Director and Controller (Principal Accounting Officer)	February 17, 2012

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	February 17, 2012

/s/ CYNTHIA A. GLASSMAN Hon. Cynthia A. Glassman	Director	February 17, 2012

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 17, 2012

/s/ PETER B. POND Peter B. Pond	Director	February 17, 2012

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 17, 2012

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	February 17, 2012

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 17, 2012

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. (the “Company”) and subsidiaries at December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting at December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 17, 2012

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,969	$1,981
Accounts receivable, net	179,041	179,058
Prepaid expenses and other current assets	22,766	19,697
Deferred income tax assets	16,229	18,749

Total current assets	221,005	219,485
Property and equipment, net	41,138	38,903
Intangible assets, net	16,825	23,194
Goodwill	570,280	561,002
Other assets	25,953	26,451

Total assets	$875,201	$869,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,261	$10,900
Accrued liabilities	8,432	7,936
Accrued compensation-related costs	95,451	72,639
Income taxes payable	3,558	2,306
Term loan — current	—	18,397
Other current liabilities	32,622	43,401

Total current liabilities	156,324	155,579

Non-current liabilities:
Deferred income tax liabilities	52,964	42,274
Other non-current liabilities	20,445	25,907
Bank debt — non-current	131,790	33,695
Term loan — non-current	—	150,859

Total non-current liabilities	205,199	252,735

Total liabilities	361,523	408,314

Stockholders’ equity:
Common stock, $.001 par value per share; 150,000 shares authorized; 51,094 and 50,137 shares issued and outstanding at December 31, 2011 and 2010	61	61
Additional paid-in capital	567,627	564,214
Treasury stock	(197,602)	(206,162)
Retained earnings	156,373	115,243
Accumulated other comprehensive loss	(12,781)	(12,635)

Total stockholders’ equity	513,678	460,721

Total liabilities and stockholders’ equity	$875,201	$869,035

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues before reimbursements	$695,714	$623,461	$636,748
Reimbursements	88,970	80,199	70,491

Total revenues	784,684	703,660	707,239
Cost of services before reimbursable expenses	467,045	418,523	416,545
Reimbursable expenses	88,970	80,199	70,491

Total costs of services	556,015	498,722	487,036
General and administrative expenses	130,415	121,685	129,048
Depreciation expense	13,303	14,457	17,600
Amortization expense	8,658	12,368	13,014
Other operating costs (benefit):
Office consolidation	—	(900)	8,810
Intangible assets impairment	—	7,307	—

Operating income	76,293	50,021	51,731
Interest expense	7,292	10,704	15,076
Interest income	(1,447)	(1,309)	(1,211)
Other income, net	(279)	(567)	(182)

Income before income tax expense	70,727	41,193	38,048
Income tax expense	29,597	17,136	16,101

Net income	$41,130	$24,057	$21,947

Basic net income per share	$0.81	$0.49	$0.46
Shares used in computing income per basic share	50,820	49,405	48,184
Diluted net income per share	$0.80	$0.48	$0.44
Shares used in computing income per diluted share	51,371	50,447	49,795

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Deferred Stock Issuance	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock -holders’ Equity
	(In thousands)
Balance at December 31, 2008	59,055	(11,736)	$59	$555,737	$985	$(231,071)	$(29,191)	$69,239	$365,758
Comprehensive income	—	—	—	—	—	—	16,167	21,947	38,114
Issuances of common stock related to business combinations	—	596	1	(3,921)	(985)	11,899	—	—	6,994
Other issuances of common stock	315	20	—	2,799	—	374	—	—	3,173
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	(1,314)	—	—	—	—	(1,314)
Vesting of restricted stock, net of forfeitures and tax withholdings	401	—	—	(1,411)	—	—	—	—	(1,411)
Share-based compensation expense	—	—	—	7,478	—	—	—	—	7,478

Balance at December 31, 2009	59,771	(11,120)	$60	$559,368	$—	$(218,798)	$(13,024)	$91,186	$418,792
Comprehensive income	—	—	—	—	—	—	389	24,057	24,446
Issuances of common stock related to business combinations	—	641	1	(5,124)	—	12,463	—	—	7,340
Other issuances of common stock	633	10	—	3,284	—	173	—	—	3,457
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	654	—	—	—	—	654
Vesting of restricted stock, net of forfeitures and tax withholdings	202	—	—	(723)	—	—	—	—	(723)
Share-based compensation expense	—	—	—	6,755	—	—	—	—	6,755

Balance at December 31, 2010	60,606	(10,469)	$61	$564,214	$—	$(206,162)	$(12,635)	$115,243	$460,721
Comprehensive income	—	—	—	—	—	—	(146)	41,130	40,984
Issuances of common stock related to business combinations	—	591	—	(5,630)	—	11,642	—	—	6,012
Other issuances of common stock	261	17	—	1,534	—	331	—	—	1,865
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	(943)	—	—	—	—	(943)
Vesting of restricted stock, net of forfeitures and tax withholdings	365	(43)	—	(340)	—	(855)	—	—	(1,195)
Share-based compensation expense	—	—	—	8,792	—	—	—	—	8,792
Repurchases of common stock	—	(234)	—	—	—	(2,558)	—	—	(2,558)

Balance at December 31, 2011	61,232	(10,138)	$61	$567,627	$—	$(197,602)	$(12,781)	$156,373	$513,678

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$41,130	$24,057	$21,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,303	14,457	17,600
Depreciation expense-office consolidation	—	—	1,285
Amortization expense	8,658	12,368	13,014
Share-based compensation expense	8,792	6,755	7,478
Accretion of interest expense	836	944	887
Deferred income taxes	11,264	3,773	6,366
Allowance for doubtful accounts receivable	6,910	8,211	15,053
Intangible assets impairment	—	7,307	—
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(5,817)	(23,990)	(4,631)
Prepaid expenses and other assets	208	(16,146)	1,088
Accounts payable	5,353	2,742	(344)
Accrued liabilities	491	(110)	(989)
Accrued compensation-related costs	22,720	3,003	(3,305)
Income taxes payable	1,705	2,371	1,063
Other liabilities	(4,186)	(3,974)	979

Net cash provided by operating activities	111,367	41,768	77,491

Cash flows from investing activities:
Purchases of property and equipment	(10,375)	(11,959)	(17,641)
Acquisitions of businesses, net of cash acquired	(9,246)	(62,370)	(12,875)
Payments of acquisition liabilities	(14,967)	(2,750)	(3,821)
Other, net	(225)	—	28

Net cash used in investing activities	(34,813)	(77,079)	(34,309)

Cash flows from financing activities:
Issuances of common stock	1,865	3,457	3,173
Repurchases of common stock	(2,558)	—	—
Pay-off of term loan and bank debt	(250,613)	—	—
Proceeds from refinancing	250,613	—	—
Payments of notes payable	—	—	(4,482)
Repayments to banks, net of borrowings	(66,378)	34,441	(12,313)
Payments of term loan	(4,599)	(50,119)	(2,250)
Payment of debt issuance costs	(2,814)	—	—
Other, net	(907)	494	(1,009)

Net cash used in financing activities	(75,391)	(11,727)	(16,881)

Effect of exchange rate changes on cash	(175)	(125)	(291)

Net increase (decrease) in cash and cash equivalents	988	(47,163)	26,010
Cash and cash equivalents at beginning of the year	1,981	49,144	23,134

Cash and cash equivalents at end of the year	$2,969	$1,981	$49,144

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

We are an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations. Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting, and International Consulting, which are discussed in further detail below.

We are headquartered in Chicago, Illinois and have offices in various cities within the United States, as well as offices in the United Kingdom, Canada, Hong Kong, and Dubai. Our non-U.S. subsidiaries, in the aggregate, represented approximately 12%, 13% and 16% of our total revenues in 2011, 2010 and 2009, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. Examples include: determination of the allowance for doubtful accounts, accruals for incentive compensation, the fair value of acquisition-related contingent consideration, revenue-related percentage of completion estimates, the measurement of deferred tax assets, and the assessment of recoverability of intangible assets and goodwill. We base our estimates on historical trends, current experience and other assumptions that we believe are reasonable.

Cash and Cash Equivalents

Cash equivalents are comprised of liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2011 and 2010 based upon the short-term nature of the assets and liabilities. In addition, the fair value of our bank debt considers counter party credit risk and as of December 31, 2011 approximated carrying value. As noted below, we maintain interest rate derivatives which are recorded at fair value (see Note 16 — Fair Value).

Accounts Receivable Realization

We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our clients’ ability to make required payments, and the estimated realization, in cash, by us of amounts due from our clients. If our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required. If the collectability of billed amounts is not assured, an allowance is recorded to general and administrative expense. If the collectability of unbilled amounts is not assured an allowance is recorded as a reduction to revenue.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

We record property and equipment at cost. We compute depreciation using the straight-line method based on the estimated useful lives of the assets, ranging from three to seven years for software and for furniture, fixtures and equipment. We compute amortization of leasehold improvements over the shorter of the remaining lease term or the estimated useful life of the asset. The lease term of our leaseholds expire at various dates through 2022.

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

Notes Receivable and Prepaid Sign-on and Retention Bonuses

We grant and pay sign-on and retention bonuses to attract and retain highly-skilled consultants. Generally, we require grantees to sign incentive recovery agreements, which obligate the grantees to fulfill a service term, typically between one to five years. If such service term is not fulfilled, the monetary equivalent of the uncompleted service term is required to be paid back to us. We record paid sign-on and retention bonuses to current and non-current other assets and the bonuses are amortized as compensation expense over the service period as defined by the incentive recovery agreements. Certain sign-on and retention bonuses of relatively low amounts are expensed to compensation expense when paid.

We also issue notes receivable in the form of unsecured employee loans with terms generally three to five years. These loans were issued to recruit and retain highly-skilled consultants. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the term of the loans, so long as the consultants continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans and accrued interest is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate and is recorded as interest income.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, backlog revenue and trade names. Our long term assets are subject to changes in events or circumstances that could impact their carrying value.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is tested for impairment annually during the second quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not that the fair value has fallen below the carrying amount of an asset and thus requiring us to perform an interim goodwill impairment test. We consider elements and other factors including, but not limited to:

•	adverse changes in the business climate in which we operate;

•	attrition of key personnel;

•	unanticipated competition;

•	our market capitalization in excess of our book value;

•	our recent operating performance; and/or

•	our financial projections.

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by ASC 350, is an operating segment of a business one level below if discrete financial information is available and regularly reviewed by segment management. The test is two steps and is fair value based. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis and a comparable company analysis. The second step is performed only if the carrying value exceeds the fair value determined in step one. At December 31, 2011, we have six operating segments which are also considered to be our reporting units, as follows: Healthcare, Energy and Other Business Consulting, which comprise our Business Consulting Services reporting segment; Dispute and Investigative Services; Economic Consulting; and International Consulting.

During the first step, we determine the fair value of each reporting unit using estimated future cash flows and terminal values. Considerable management judgment is required to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with our internal projections and operating plans. The achievement of such internal projections and operating plans will be impacted by the overall economic environment, among other factors. The estimated fair value of our six reporting units is subject to, among other things, changes in our estimated business future growth rate, profit margin, long term outlook, market valuations of comparable companies, the ability to retain key personnel, changes in operating segments, competitive environment and weighted average cost of capital.

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

Our annual goodwill impairment test was completed in the second quarter of 2011 and was completed based on our six reporting units. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

Intangible assets, other than goodwill, are amortized based on the period of consumption. We review for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of billing arrangements: time and material, fixed-fee and transaction/event-based.

For our time and material billing arrangements, clients are invoiced based on the number of hours worked by our consultants at the contracted bill rates, which are reviewed on a periodic basis. Revenue is recognized as work is performed on our time and material engagements. Additionally, revenue is recognized on our units of production engagements in a similar manner based on measures such as the number of items processed at agreed-upon rates.

With our fixed-fee billing engagements, we are contracted to complete a pre-determined set of professional services for a pre-determined fee. However, the fee and engagement scope can be adjusted based on a mutual agreement between us and the client. In many cases, the recording of fixed revenue amounts requires us to make an estimate of the total amount of work to be performed, and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable or (iii) the straight-line method over the term of the arrangement.

In transaction or event-based billing arrangements, fees are tied to the completion of contractually defined requirements. In many cases, this contingent fee is earned in addition to an hourly or fixed-fee, but is not recognized until certain milestones or objectives are met. We also recognize revenue from business referral fees or commissions on certain contractual outcomes. Revenue recognized by transaction or event-based billing arrangements may cause unusual variations in quarterly revenues and operating results.

In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.

Reimbursable expenses for our engagements include transportation, lodging, out-of-pocket and independent contractor costs. Such expenses are included in our revenues as applicable and are passed through to cost of services. Typically, reimbursable expenses are recognized as revenue during the period in which the expense is incurred.

Revenues recognized for services performed but not yet billed are recorded as unbilled receivables on our consolidated balance sheet. Advance payments and retainers are recorded as deferred revenue and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

Legal

We record legal expenses as incurred. Potential exposures related to unfavorable outcomes of legal matters are accrued for when they become probable and reasonably estimable.

Share-Based Payments

We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock and restricted stock units that we grant under our long-term incentive plans in the financial statements based on their grant date fair value.

Income Taxes

We account for income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during 2011, 2010 or 2009.

Treasury Stock

We account for treasury stock transactions at cost and for the reissuance of treasury stock using the average cost.

Foreign Currency Translation

The balance sheets of our foreign subsidiaries are translated into United States dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign exchange transactions are recorded in the consolidated statements of income. Such amounts were not significant during 2011, 2010 or 2009.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate term loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income. Such instruments are recorded at fair value on a recurring basis. Changes in fair value as calculated are recorded in other comprehensive income (see Note 11 — Comprehensive Income) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of income. The differentials to be received or paid under the instruments are recognized in income over the life of the contract as adjustments to interest expense. During 2011, 2010 and 2009, we recorded no gain or loss due to ineffectiveness and recorded $1.3 million, $4.8 million and $7.4 million, respectively, in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2011, we expect to record expense of approximately $0.4 million related to these instruments in 2012.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. No such changes have been recognized for the years ended December 31, 2011, 2010 and 2009. The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on level two observable inputs.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and unrealized net loss on the interest rate derivatives. It is presented in the consolidated statements of stockholders’ equity.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Dispute and Investigative Services reporting segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. Fair value of the contingent consideration recorded in other current and non-current liabilities was estimated to be $2.6 million. We expect to pay $1.0 million of the contingent consideration in the quarter ending March 31, 2012. As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, during 2011, we acquired two small businesses one in May 2011 and one in October 2011 for an aggregate purchase price of $4.6 million, of which $2.9 million was paid in cash at closing. One of the acquired businesses was integrated into our International Consulting segment and the other was integrated into our Healthcare operating segment.

2010 Acquisitions

On October 1, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. to enhance our Healthcare operating segment. EthosPartners was a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. This acquisition included 180 consulting professionals and has been integrated into our Business Consulting Services reporting segment. We acquired EthosPartners for approximately $37.0 million, which consisted of $28.0 million in cash paid at closing, $2.0 million in restricted stock issued at closing and $7.0 million in deferred payments. The restricted stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities. The deferred payments are payable in cash in two equal installments on the first and second anniversaries of the closing date. On October 1, 2011, we paid the first installment of $3.5 million. In addition, EthosPartners can earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $5.6 million. We expect to pay $1.1 million of the contingent consideration in the quarter ending March 31, 2012. As part of the purchase price allocation, we recorded $6.4 million in identifiable intangible assets and $35.6 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

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

On January 20, 2010, we acquired the assets of Empiris, LLC to enhance our Economic Consulting segment and to provide significant expertise and growth opportunities in our Washington, D.C. market. This acquisition

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisted of nine professionals and has been integrated into our Economic Consulting reporting segment. We acquired Empiris for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, paid in cash in two equal installments on December 31, 2010 and January 3, 2012. In addition, the purchase agreement contains a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration is based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million. During the year ended December 31, 2011, we paid approximately $0.2 million of the contingent consideration and expect to pay an additional $0.3 million in the quarter ending March 31, 2012. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired one business, in December 2010, for a purchase price of $1.0 million. The acquired business has been integrated into our International Consulting reporting segment.

2009 Acquisitions

On December 31, 2009, we acquired the assets of Summit Blue Consulting, LLC to expand and complement our energy practice with new service lines to our clients. Summit Blue specializes in resource planning, energy efficiency, demand response, and renewable energy consulting services for utilities, public agencies, and other clients. Summit Blue, headquartered in Boulder, Colorado, consisted of approximately 60 consultants and was integrated into our Business Consulting Services segment. We acquired Summit Blue for $13.0 million, which consisted of $11.0 million in cash paid at closing and two deferred cash payments of $1.0 million each, which were paid on the first and second anniversaries of the closing. As part of the purchase price allocation, we recorded $2.6 million in identifiable intangible assets and $10.4 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

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

Pro Forma Information

The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the 2011 and 2010 acquisitions noted above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the Year Ended December 31,
	2011	2010
Total revenues	$792,249	$756,389
Net income	$41,980	$34,267
Basic net income per share	$0.83	$0.69
Diluted net income per share	$0.82	$0.68

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SEGMENT INFORMATION

Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting, and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. During the first quarter of 2010, certain organizational changes were made which, along with other factors, resulted in the identification of two additional operating segments within the Business Consulting Services segment and the repositioning of certain service offerings between the segments. We have three operating segments within the Business Consulting Services segment: Energy, Healthcare, and Other Business Consulting Services. Our business is managed and resources are allocated on the basis of the six operating segments. Prior year comparative segment data has been restated to be consistent with the current presentation.

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite executives and corporate management, government entities and law firms. The reporting segment is comprised of three operating segments: Energy, Healthcare and Other Business Consulting Services. Energy and Healthcare are defined as operating segments due to their size, importance and organizational reporting relationships. The two operating segments represented 73%, 72% and 64% of reporting segment revenues before reimbursements for the years ended December 31, 2011, 2010 and 2009, respectively and provide services to clients in those respective markets. The Other Business Consulting operating segment provides operations advisory, valuation and restructuring services to the financial services and other industries.

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsels, corporate boards and government agencies.

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

The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite executives and corporate management, governmental agencies and law firms.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense related to consultants includes share-based compensation expense and compensation expense attributed to retention incentives (see Note 9 — Supplemental Consolidated Balance Sheet Information).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the segment operations have been summarized as follows (shown in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Revenues before reimbursements:
Business Consulting Services	$298,318	$247,984	$242,255
Dispute and Investigative Services	264,976	251,612	276,646
Economic Consulting	66,992	67,245	51,486
International Consulting	65,428	56,620	66,361

Total revenues before reimbursements	$695,714	$623,461	$636,748

Total revenues:
Business Consulting Services	$343,267	$285,085	$269,778
Dispute and Investigative Services	291,270	273,667	302,424
Economic Consulting	71,719	73,544	55,425
International Consulting	78,428	71,364	79,612

Total revenues	$784,684	$703,660	$707,239

Segment operating profit:
Business Consulting Services	$99,530	$84,704	$84,428
Dispute and Investigative Services	107,329	97,464	112,594
Economic Consulting	22,067	23,032	18,173
International Consulting	14,273	10,715	16,036

Total segment operating profit	243,199	215,915	231,231

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	130,415	121,685	129,048
Depreciation expense	13,303	14,457	17,600
Amortization expense	8,658	12,368	13,014
Long term compensation expense related to consultants (including share-based compensation)	14,530	10,977	11,028
Other operating costs (benefit)	—	6,407	8,810

Operating income	76,293	50,021	51,731
Interest and other expense, net	5,566	8,828	13,683

Income before income tax expense	$70,727	$41,193	$38,048

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	December 31,
	2011	2010
Business Consulting Services	$277,740	$266,450
Dispute and Investigative Services	353,535	355,990
Economic Consulting	82,517	90,750
International Consulting	72,063	71,142
Unallocated assets	89,346	84,703

Total assets	$875,201	$869,035

Geographic data

Total revenues and assets by geographic region were as follows (shown in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Total revenues:
United States	$687,586	$609,389	$592,663
United Kingdom	78,825	70,835	80,021
All other	18,273	23,436	34,555

Total	$784,684	$703,660	$707,239

	December 31, 2011	December 31, 2010
Total assets:
United States	$737,409	$731,828
United Kingdom	104,989	103,085
All other	32,803	34,122

Total	$875,201	$869,035

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

At December 31, goodwill and other intangible assets consisted of (shown in thousands):

	2011	2010
Goodwill	$575,705	$566,427
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	570,280	561,002
Intangible assets:
Customer lists and relationships	72,679	71,153
Non-compete agreements	21,002	20,994
Other	23,901	23,521

Intangible assets, at cost	117,582	115,668
Intangible assets impairment	—	(7,307)
Less — accumulated amortization	(100,757)	(85,167)

Intangible assets, net	16,825	23,194

Goodwill and intangible assets, net	$587,105	$584,196

During the second quarter of 2011, we performed our annual goodwill impairment test based on balances at May 31, 2011. We completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

As of our annual goodwill impairment test, the excess of estimated fair value over net asset carrying value of each of our reporting units approximated 64% for Other Business Consulting Services, 29% for Energy, 19% for Healthcare, 15% for Dispute and Investigative Services, 15% for Economic Consulting, and 9% for International Consulting. In determining estimated fair value of our reporting units, we used internal projections completed during our quarterly forecasting process. The key assumptions reflected profit margin improvement that was generally consistent with our longer term historical performance, revenue growth rates that were higher than our peer group in the near-term, discount rates that were determined based on comparables for our peer group and cost of capital that was based on our averages. The higher near-term revenue growth rates reflect the anticipated impact of senior practitioner additions that occurred throughout 2010 and in early 2011. Our fair value estimates were made as of the date of our analysis and are subject to change.

If the excess of estimated fair value over the net asset carrying value of our reporting units decreases, there is increased risk that the second step of the goodwill impairment test will be required, and that goodwill impairment could result. Our reporting units with the smallest excess were International Consulting and Dispute and Investigative Services, Healthcare, and Economic Consulting. The International Consulting reporting unit estimated fair value is more volatile due to its smaller size, assumed higher growth rates, involvement in emerging markets and exposure to multiple markets outside the United States. The higher growth rates are based on our ability to leverage current and future investments. However, that ability may be impacted by factors beyond our control. Further, the Economic Consulting reporting unit is substantially comprised of acquisitions and its estimated fair value depends on various factors, including the success of those acquisitions and the ability to leverage our recent investments. The Economic Consulting reporting unit fair value also assumes higher growth rates and is subject to greater volatility due to its smaller size. The Dispute and Investigative Services and Healthcare reporting units are our largest and their estimated fair values will depend on the ability to achieve profitable growth.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to our annual goodwill impairment test, we are required on a periodic basis to consider whether it is more likely than not that the fair value of each reporting unit has fallen below its carrying value. We consider elements and other factors including, but not limited to, adverse changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our market capitalization in excess of our book value, our recent operating performance and our financial projections. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium and our ability to meet or exceed revenue and cost projections, among other things. As a result of this review, we are required to determine whether such an event or condition existed that would require us to perform an interim goodwill impairment test prior to our next annual test date.

At December 31, 2011, there was no indication of impairment related to our goodwill or other intangible assets and therefore, we did not perform the first step of the goodwill impairment test. There can be no assurance that goodwill or these assets will not be impaired in the future, and we will continue to monitor the factors noted above.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in carrying values of goodwill by segment are as follows (shown in thousands):

	Business Consulting Services	Dispute and Investigative Services	Economic Consulting	International Consulting	Total Company
Balance at January 1, 2009 — Goodwill, net	161,338	208,787	56,142	36,791	463,058
Goodwill acquired during the period	10,974	—	—	1,570	12,544
Adjustments to goodwill	—	(293)	(190)	—	(483)
Foreign currency translation — Goodwill, net	—	6,735	—	3,247	9,982

Balance at December 31, 2009 — Goodwill, net	$172,312	$215,229	$55,952	$41,608	$485,101
Reallocation of goodwill among segments	(14,862)	7,706	—	7,156	—

Balance at January 1, 2010 — Goodwill, net	157,450	222,935	55,952	48,764	485,101
Goodwill acquired during the period	35,605	35,152	5,807	688	77,252
Adjustments to goodwill	(39)	(142)	—	—	(181)
Foreign currency translation — Goodwill, net	—	28	—	(1,198)	(1,170)

Balance at December 31, 2010 — Goodwill, net	$193,016	$257,973	$61,759	$48,254	$561,002
Goodwill acquired during the period	2,334	5,826	—	1,942	10,102
Adjustments to goodwill	(47)	(142)	—	—	(189)
Foreign currency translation — Goodwill, net	—	(457)	—	(178)	(635)

Balance at December 31, 2011 — Goodwill, net	$195,303	$263,200	$61,759	$50,018	$570,280

For the businesses acquired (see Note 3 — Acquisitions) during the years presented, we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, customer lists and relationships, backlog revenue and trade names.

Our intangible assets have estimated useful lives which range up to nine years which approximates the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At December 31, 2011, our intangible assets consisted of the following (amounts shown in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.8	$12,659
Non-compete agreements, net	3.3	1,041
Other intangible assets, net	3.3	3,125

Total intangible assets, net	3.7	$16,825

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for 2011 was $8.7 million, compared with $12.4 million and $13.0 million for 2010 and 2009, respectively. During the year ended December 31, 2010, we recorded an intangible asset impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements relating to our International Consulting segment. Other intangible assets matured throughout 2010 and 2011. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2011 (shown in thousands):

Year Ending December 31,	Amount
2012	$6,149
2013	4,467
2014	3,347
2015	1,874
2016	726
Thereafter	262

Total	$16,825

6.	NET INCOME PER SHARE (EPS)

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

The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Common shares outstanding	50,820	49,405	48,173
Business combination obligations payable in a fixed number of shares	—	—	11

Basic shares	50,820	49,405	48,184
Employee stock options	87	222	350
Restricted stock and restricted stock units	264	117	194
Business combination obligations payable in a fixed dollar amount of shares	200	674	1,029
Contingently issuable shares	—	29	38

Diluted shares	51,371	50,447	49,795

Antidilutive shares (in thousands)[1]	843	627	333

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with certain business acquisitions, we were obligated to issue a certain number of shares of our common stock. Obligations to issue a fixed number of shares were included in the basic EPS calculation. All of these shares were issued as of December 31, 2011. Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance were included in the diluted EPS calculation. All of these shares were issued as of December 31, 2011.

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

For the year ended December 31, 2011

During the year ended December 31, 2011, we issued 591,320 shares of our common stock valued at $5.8 million in connection with deferred purchase price obligations related to the 2008 Chicago Partners acquisition.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. During the three months ended December 31, 2011, we have repurchased 234,300 shares of our common stock at a weighted average price of $10.92 under the extended authorization.

For the year ended December 31, 2010

As part of an acquisition consummated during 2010, we issued 187,846 shares of our common stock valued at $1.6 million. During the year ended December 31, 2010, we issued 453,220 shares of our common stock valued at $5.8 million related to the 2008 Chicago Partners acquisition.

For the year ended December 31, 2009

During the year ended December 31, 2009, we issued 596,193 shares in connection with deferred purchase obligations relating to prior year acquisitions.

8.	SHARE-BASED COMPENSATION EXPENSE

Summary

On May 4, 2005, our shareholders approved the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan. The purposes of the plan are to (1) align the interests of our shareholders and recipients of awards under the plan, (2) attract and retain officers, other employees, non-employee directors, consultants, independent contractors and agents, and (3) motivate such persons to act in the long-term best interests of our shareholders. The long-term incentive plan provides for awards of stock options, stock appreciation rights, stock awards, including restricted stock, restricted stock units, performance shares and performance share units, and performance unit awards. Under the 2005 Long-Term Incentive Plan, as amended, a total of 8.0 million shares of our common stock may be issued, subject to the terms and conditions set forth therein.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense is recorded for restricted stock and restricted stock unit awards and certain stock options on a straight-line basis over the vesting term based on the fair value at grant date.

Total share-based compensation expense consisted of the following (shown in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Amortization of restricted stock and restricted stock unit awards	$7,564	$5,634	$6,378
Amortization of stock option awards	1,034	989	734
Fair value adjustment for variable stock option accounting awards	—	(29)	(16)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	194	161	382

Total share-based compensation expense	$8,792	$6,755	$7,478

We estimate the number of restricted stock and restricted stock unit awards granted that would not vest due to employee forfeiture and accordingly record a reduction of compensation expense for these awards over the amortization period. We review our estimates of allowance for forfeiture on a periodic basis.

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

The following table shows the amounts attributable to each category:

	For the Year Ended December 31,
	2011	2010	2009
Cost of services	$5,214	$3,885	$5,083
General and administrative expenses	3,578	2,870	2,395

Total share-based compensation expense	$8,792	$6,755	$7,478

Income tax benefits recorded in the accompanying consolidated statements of income related to share-based compensation expense for the years ended December 31, 2011, 2010, and 2009 were $3.7 million, $2.9 million, and $3.2 million, respectively, using an effective income tax rate of 42 percent for the year ended December 31, 2011 and 43 percent for the years ended December 31, 2010 and 2009.

Restricted Stock and Restricted Stock Units Outstanding

The measurement price of our restricted stock and restricted stock units is the market price of our common stock at the date of grant of the restricted stock awards and restricted stock units. All of the restricted stock awards and restricted stock units outstanding as of December 31, 2011 were granted under the 2005 Long-Term Incentive Plan.

At December 31, 2011, we had $14.5 million of total compensation costs related to our unvested restricted stock and restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding restricted stock outstanding:

	December 31, 2011		December 31, 2010
Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$0.00 — $9.99	142	$9.42	50	$9.11
$10.00 — $14.99	384	11.95	566	12.00
$15.00 — $19.99	492	18.63	714	18.61
$20.00 and above	34	20.28	49	20.31

Total	1,052	$15.00	1,379	$15.61

The median measurement price of the restricted stock outstanding at December 31, 2011 and 2010 was $19.46 and $18.96, respectively.

The following table summarizes restricted stock activity for the years ended December 31:

	For the Year Ended December 31,
	2011		2010		2009
	Number of Shares (000s)	Weighted Average Measurement Date Price	Number of Shares (000s)	Weighted Average Measurement Date Price	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock at beginning of the period	1,379	$15.61	1,302	$17.29	1,641	$18.99
Granted	106	9.52	445	11.67	283	12.24
Vested	(421)	15.52	(252)	16.95	(493)	20.20
Forfeited	(12)	18.63	(116)	16.39	(129)	19.06

Restricted stock outstanding at end of period	1,052	$15.00	1,379	$15.61	1,302	$17.29

During the year ended December 31, 2011, we granted 101,942 shares of restricted stock which had an aggregate fair value of $1.0 million at the grant date to our named executive officers and non-employee members of our board of directors. Of the restricted stock granted, 47,908 shares vest ratably over three years and 54,034 shares vest, in part, based upon the achievement of certain performance criteria. The performance based vesting criteria resulted from a modification of the restricted stock granted to our named executive officers, as approved by the compensation committee of our board of directors. The addition of the performance based vesting criteria had no impact on the number of shares granted or compensation expense.

During March 2010, we modified the terms of the restricted stock granted on March 13, 2007 and April 30, 2007 to provide for 25% annual vesting starting March 13, 2011 and April 30, 2011, respectively. These awards originally vested seven years from the grant date, with the vesting accelerating based upon the achievement of certain operating performance targets. We modified the vesting terms of the restricted stock in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million to share-based compensation expense during the year ended December 31, 2010 to align the expense recognition with the amended vesting terms. At December 31, 2011, 463,704 shares of these grants remained outstanding and 340,899 shares had vested.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding restricted stock units outstanding:

	December 31, 2011		December 31, 2010
Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$0.00 — $9.99	585	$9.82	12	$9.86
$10.00 — $14.99	94	10.84	21	11.37
$15.00 — $19.99	23	16.25	37	16.14

Total	702	$10.16	70	$13.65

The median measurement price of outstanding restricted units at December 31, 2011 and 2010 was $9.83 and $15.33, respectively.

The following table summarizes restricted stock unit activity for the years ended December 31:

	For the Year Ended December 31,
	2011		2010		2009
	Number of Shares (000s)	Weighted Average Measurement Date Price	Number of Shares (000s)	Weighted Average Measurement Date Price	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	70	$13.65	54	$16.19	37	$19.66
Granted	728	9.77	33	10.82	44	15.55
Vested	(22)	13.77	(13)	16.36	(18)	19.81
Forfeited	(74)	9.97	(4)	16.14	(9)	20.05

Restricted stock units outstanding at end of period	702	$10.16	70	$13.65	54	$16.19

On April 15, 2011, we granted 611,103 restricted stock units, with an aggregate fair value of $5.9 million at the grant date, to selected senior level consultants and senior corporate management. The restricted stock units vest three years from the grant date. The restricted stock units are part of a program to provide retention incentives for such individuals.

Stock Options Outstanding

At December 31, 2011, the intrinsic value of the stock options outstanding and stock options exercisable was $1.4 million and $1.2 million, respectively, based on a market price of $11.41 for our common stock at December 31, 2011.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity:

	For the Year Ended December 31,
	2011		2010		2009
	Number of Shares (000s)	Weighted Average Exercise Price	Number of Shares (000s)	Weighted Average Exercise Price	Number of Shares (000s)	Weighted Average Exercise Price
Options outstanding at beginning of year	1,097	$11.95	1,410	$9.33	1,329	$9.24
Granted	120	9.64	202	12.19	267	12.07
Exercised	(128)	4.13	(494)	4.06	(111)	4.55
Forfeited	(54)	24.85	(21)	23.66	(75)	24.40

Options outstanding at end of year	1,035	$11.97	1,097	$11.95	1,410	$9.33

Options exercisable at end of year	649	$12.33	671	$11.59	1,079	$8.08

The following table summarizes information regarding stock options outstanding:

	December 31, 2011			December 31, 2010
Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (Years)	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (Years)
$0.00 to $9.99	342	$7.23	2.4	355	$5.37	1.6
$10.00 to $14.99	475	12.11	3.7	469	12.12	4.3
$15.00 to $19.99	199	18.93	1.1	205	18.89	2.1
$20.00 and above	19	21.02	1.1	68	24.37	0.7

Total	1,035	$11.97	2.7	1,097	$11.95	2.8

The following table summarizes information regarding stock options exercisable at December 31, 2011:

Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (Years)
$0.00 to $9.99	228	$6.07	0.9
$10.00 to $14.99	204	12.13	3.6
$15.00 to $19.99	198	18.95	1.1
$20.00 and above	19	21.02	1.1

Total	649	$12.33	1.8

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information regarding stock options outstanding under each plan at December 31, 2011:

Plan Category	Outstanding Shares (000s)	Weighted Average Exercise Price	Shares Remaining Available for Future Issuances (000s)
Long-Term Incentive Plan	1,000	$11.93	1,251
Supplemental Equity Incentive Plan	35	13.13	—

Total	1,035	$11.97	1,251

Shares of our common stock issued in connection with either the vesting of restricted stock units, or the exercise of stock options, granted under the 2005 Long-Term Incentive Plan are new issuances, and shares of our common stock issued in connection with stock options granted under our supplemental equity incentive plan are issued from treasury.

Stock Option Grants

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	2011	2010	2009
Fair value of options granted	$4.63	$6.03	$5.97
Expected volatility	57%	58%	60%
Risk free interest rate	2.1%	2.6%	2.1%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	4.5	4.5	4.5

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeiture based on the recipients of the stock options.

Employee Stock Purchase Plan

On May 3, 2006, our shareholders approved a new employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 85 percent of the market value. Effective April 1, 2010, we changed the purchase price of our common stock under the plan to be 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During the years ended December 31, 2011, 2010 and 2009, we recorded $0.2 million, $0.2 million and $0.4 million of compensation expense, respectively, related to the discount given on employee stock purchases through our employee stock purchase plan. During the years ended December 31, 2011, 2010 and 2009, we issued 189,813, 146,876 and 223,079 shares, respectively, of our common stock related to this plan.

The maximum number of shares of our common stock remaining at December 31, 2011 that can be issued under the employee stock purchase plan was 1.2 million shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are issued to employees.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2011, 2010, and 2009, we received $2.3 million, $3.5 million, and $3.2 million, respectively, of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2011, 2010, and 2009, we generated excess tax benefits of $0.3 million, $1.2 million, and $0.1 million, respectively, related to employee stock option exercises.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable at December 31 were as follows (shown in thousands):

	2011	2010
Billed amounts	$138,664	$144,686
Engagements in process	55,350	51,520
Allowance for uncollectible accounts	(14,973)	(17,148)

Accounts receivable, net	$179,041	$179,058

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

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets at December 31 were as follows (shown in thousands):

	2011	2010
Notes receivable — current	$7,579	$6,934
Other prepaid expenses and other current assets	15,187	12,763

Total prepaid expenses and other current assets	$22,766	$19,697

Other assets

The components of other assets at December 31 were as follows (shown in thousands):

	2011	2010
Notes receivable — non-current	$10,707	$12,328
Prepaid expenses and other non-current assets	15,246	14,123

Total other assets	$25,953	$26,451

Notes receivable represent unsecured employee loans with terms of generally three to five years. These loans were issued to recruit and retain highly skilled consultants. We issued $6.0 million and $10.4 million of loans during the years ended December 31, 2011 and 2010, respectively. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant continues employment and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to seven years. During the years ended December 31, 2011 and 2010, we issued $10.4 million and $24.3 million, respectively, in sign-on and retention bonuses. At December 31, 2011, we had a balance of $19.8 million in unamortized sign-on and retention bonuses included in current and non-current other prepaid expenses and other current and non-current assets above.

During the year ended December 31, 2011, in connection with our bank debt refinancing, we incurred $2.8 million of costs, which we have deferred in our current and non-current prepaid expense accounts and will amortize using the effective interest rate method through May 2016.

Property and Equipment, net

Property and equipment, net at December 31 consisted of (shown in thousands):

	2011	2010
Furniture, fixtures and equipment	$60,935	$57,037
Software	35,473	31,693
Leasehold improvements	39,410	37,644

Property and equipment, at cost	135,818	126,374
Less: accumulated depreciation and amortization	(94,680)	(87,471)

Property and equipment, net	$41,138	$38,903

For the years ended December 31, 2011, 2010 and 2009, we recorded depreciation expense of $13.3 million, $14.5 million and $17.6 million, respectively. At December 31, 2011, we had a $3.3 million construction in progress balance within our property and equipment accounts of which $1.9 million related to furniture, fixtures and equipment, $0.9 million related to software, and $0.5 million related to leasehold improvements. Depreciation for items in the construction in progress balance will commence when assets are placed into use.

Other Current Liabilities

The components of other current liabilities at December 31 were as follows (shown in thousands):

	2011	2010
Deferred business acquisition obligations	$11,732	$22,208
Deferred revenue	12,579	14,200
Deferred rent	2,028	2,144
Commitments on abandoned real estate (see Note 13)	1,222	1,595
Interest rate swap liabilities (see Note 11)	417	—
Other liabilities	4,644	3,254

Total other current liabilities	$32,622	$43,401

The deferred business acquisition obligations at December 31, 2011 consisted of cash obligations related to definitive and contingent purchase price considerations, which were recorded at net present value and fair value, respectively. During the year ended December 31, 2011, we issued 591,320 shares of our common stock with an approximate value of $5.8 million in connection with the 2008 Chicago Partners acquisition and made cash payments of $10.0 million in connection with the Daylight acquisition, $3.5 million in connection with the Ethos

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition and $1.5 million relating to other acquisitions. During the year ended December 31, 2011, we recorded $1.5 million of cash obligations, discounted to present value, in connection with our 2011 acquisitions.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.

During the year ended December 31, 2011 we recorded $1.5 million in other liabilities for a commitment relating to the build out of our information technology infrastructure.

Other Non-Current Liabilities

The components of other non-current liabilities at December 31 were as follows (shown in thousands):

	2011	2010
Deferred business acquisition obligations	$4,326	$9,839
Deferred rent — long-term	9,429	9,538
Commitments on abandoned real estate (see Note 13)	453	2,833
Interest rate swap liabilities (see Note 11)	42	1,471
Other non-current liabilities	6,195	2,226

Total other non-current liabilities	$20,445	$25,907

The deferred business acquisition obligations at December 31, 2011 consisted of cash obligations related to definitive and contingent purchase price considerations, which were recorded at net present value and fair value, respectively. During the year ended December 31, 2011, we recorded $2.6 million in additional deferred business acquisition obligations relating to 2011 acquisitions.

The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2022.

During the year ended December 31, 2011 we recorded $3.0 million in other non-current liabilities for a commitment relating to the build out of our information technology infrastructure.

10.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Supplemental information regarding the impact of interest and taxes on cash flows is as follows (shown in thousands):

	2011	2010	2009
Interest paid	$5,818	$9,388	$13,950
Income taxes paid, net of refunds	15,501	5,752	11,332

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMPREHENSIVE INCOME

Comprehensive income, which consists of net income, foreign currency translation adjustments and unrealized gain or loss on our interest rate swap agreements was as follows (shown in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Net income	$41,130	$24,057	$21,947
Foreign currency translation adjustment	(750)	(1,089)	13,088
Unrealized net gain on interest rate derivatives, net of income taxes	604	1,478	3,079

Comprehensive income	$40,984	$24,446	$38,114

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

In November 2011, we entered into a $10.0 million notional value forward starting interest rate swap agreement. This agreement effectively fixed $10.0 million of our LIBOR base rate indebtedness at a rate of 0.98% beginning June 1, 2012 through May 31, 2015. In December 2011, we entered into two $5.0 million notional value forward starting interest rate swap agreements. These agreements effectively fixed $10.0 million of our LIBOR base rate indebtedness at a rate of 1.17% beginning January 1, 2013 through December 31, 2015.

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no material ineffectiveness related to the interest rate derivatives during the years ended December 31, 2011 and 2010. During the years ended December 31, 2011, 2010 and 2009, we recorded $1.3 million, $4.8 million and $7.4 million in interest expense, respectively, associated with differentials to be received or paid under the interest rate derivatives.

At December 31, 2011, we had a $0.5 million net liability related to the interest rate derivatives. During the year ended December 31, 2011, we recorded $0.6 million of unrealized gains related to our derivatives, which is net of income taxes of $0.4 million, to accumulated other comprehensive income. At December 31, 2011, accumulated other comprehensive loss was comprised of foreign currency translation loss of $12.5 million and unrealized net loss on the interest rate derivatives of $0.3 million.

12.	BANK DEBT

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initial borrowings of $250.6 million under the credit facility were used to repay borrowings outstanding under the previous credit agreement. At December 31, 2011, we had aggregate borrowings of $131.8 million, compared to $203.0 million at December 31, 2010. Based on our financial covenant restrictions at December 31, 2011, a maximum of approximately $220.0 million was available in additional borrowings under the new credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2011, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 11 — Comprehensive Income) was 3.0% and 4.4% for the years ended December 31, 2011 and 2010, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2011, under the definitions in the credit agreement, our consolidated leverage ratio was 1.3 and our consolidated interest coverage ratio was 4.1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreements as of December 31, 2011 and 2010; however, there can be no assurances that we will remain in compliance in the future. We have no debt maturing prior to 2016, as the entire debt balance outstanding of $131.8 million at December 31, 2011 is due in May 2016.

13.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2011, 2010 and 2009 consisted of the following (shown in thousands):

	2011	2010	2009
Adjustments to office closure obligations, discounted and net of expected sublease income	$—	$(900)	$7,525
Intangible assets impairment	—	7,307	—
Accelerated depreciation on leasehold improvements due to expected office closures	—	—	1,285

Other operating costs	$—	$6,407	$8,810

Office consolidation:

During the year ended December 31, 2011, we recorded no office consolidation charges.

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

During the year ended December 31, 2009, we recorded charges of $8.8 million associated with the office closings market adjustments to related sublease income and excess space reductions. The costs consisted of adjustments to office closure obligations, the write down of leasehold improvements and accelerated depreciation on leasehold improvements in offices to be abandoned. During 2009, office consolidation related costs primarily related to costs associated with the relocation of our New York office and reduction in space of our Los Angeles office.

Balance Sheet — At December 31, 2011, we have recorded $1.7 million in current and non-current liabilities for abandoned real estate. The activity for the years ended December 31, 2011 and 2010 is as follows (shown in thousands):

Office Space Reductions
Balance at December 31, 2009	$8,801
Benefit to operations during the year ended December 31, 2010	(900)
Utilized during the year ended December 31, 2010	(3,473)

Balance at December 31, 2010	$4,428
Utilized during the year ended December 31, 2011	(2,753)

Balance at December 31, 2011	$1,675

During the year ended December 31, 2011, we paid $1.2 million to terminate one of our Chicago office leases. The reduction of the foregone rent payments for this Chicago lease offset the $1.2 million termination fee.

We continue to monitor our estimates for office closure obligations and related expected sublease income. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. Of the $1.7 million liability recorded at December 31, 2011, we expect to pay $1.3 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

Intangible assets impairment:

We review our intangible asset values on a periodic basis. During 2010, we recorded an intangible asset impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our International Consulting segment. Certain markets within the International Consulting segment experienced weaker revenues before reimbursements throughout 2010. The public services market was negatively impacted by significant reductions to public spending as a result of a change in government in the United Kingdom. In response to these reductions, we continued to implement cost reduction plans throughout the fourth quarter of 2010 as the severity and speed of the spending cuts was greater than our initial expectations. In addition, our financial services market experienced aggressive recruiting of our consultants from larger competitors, particularly impacting fourth quarter results, as the financial services consulting markets recovered from recent disruptions in the United Kingdom. As a result of the events above and in connection with our annual planning process, we lowered the expected future growth rates and profit margins for these market segments. These events and the resulting lower cash flows from these markets required us to review the recoverability of the related intangible assets. During our review of intangible asset values, we determined that the carrying value of the intangible assets relating to the public services and financial service areas were not recoverable.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	LEASE COMMITMENTS

We lease office facilities under operating lease arrangements that expire at various dates through 2022. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of our leases contain renewal provisions.

Future minimum annual lease payments for the years subsequent to December 31, 2011 and in the aggregate are as follows (shown in thousands):

Year Ending December 31,	Amount
2012	$24,132
2013	20,703
2014	16,146
2015	14,472
2016	11,487
Thereafter	31,835

$118,775

Of the $118.8 million lease commitments at December 31, 2011, $5.7 million of the lease commitments relate to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. At December 31, 2011, we had contractual subleases of $4.8 million, which is not reflected in the commitment table above. Such sublease income would offset the cash outlays. We will seek to exercise termination clauses, if any, to shorten the term of the lease commitments. The lease commitments for these offices extend through 2015.

Rent expense for operating leases was $27.8 million, $27.3 million and $27.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

15.	INCOME TAXES

The sources of income before income taxes are as follows (shown in thousands):

	For the Year Ended December 31,
	2011	2010	2009
United States	$71,059	$56,573	$39,860
Other	(332)	(15,380)	(1,812)

Total income before income tax expense	$70,727	$41,193	$38,048

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) consists of the following (shown in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Federal:
Current	$13,697	$10,160	$6,366
Deferred	9,788	6,423	6,614

Total	23,485	16,583	12,980

State:
Current	3,323	2,386	1,382
Deferred	2,498	1,639	1,688

Total	5,821	4,025	3,070

Foreign:
Current	1,340	817	1,987
Deferred	(1,049)	(4,289)	(1,936)

Total	291	(3,472)	51

Total federal, state and foreign income tax expense	$29,597	$17,136	$16,101

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the Year Ended December 31,
	2011	2010	2009
Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	5.4	6.8	5.8
Foreign taxes	0.1	2.9	0.6
Effect of non-deductible meals and entertainment expense	0.7	1.4	1.3
Deemed liquidation of certain foreign entities	—	(3.8)	—
Effect of other transactions, net	0.6	(0.7)	(0.4)

	41.8%	41.6%	42.3%

The effective income tax rate for the years ended December 31, 2011, 2010 and 2009 was 41.8%, 41.6% and 42.3%, respectively.

During the year ended December 31, 2011, we recorded an adjustment of $0.7 million, to increase income taxes payable related to net tax deficits associated with the vesting of restricted stock, exercises of nonqualified stock options, and disqualifying dispositions of incentive stock options. During the years ended December 31, 2010 and 2009, we recorded adjustments of $0.7 million and $1.3 million to reduce and increase income taxes payable related to excess tax benefits and net tax deficits, respectively, associated with the vesting of restricted stock, exercises of nonqualified stock options, and disqualifying disposition of incentive stock options. Such income taxes payable adjustments were reflected in additional paid-in-capital for each year.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2011	2010
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$5,845	$6,637
Deferred revenue	982	3,218
Accrued compensation	4,822	5,504
Accrued office consolidation costs	371	1,333
Interest rate derivatives	197	636
Depreciation and amortization	804	1,148
Share-based compensation	4,447	4,266
Forgivable loans	3,553	2,894
Tax credits and net operating loss carry forward	1,835	1,321
Other	140	2,044

Deferred tax assets	22,996	29,001

Acquisition costs — domestic acquisitions	(56,037)	(48,413)
Acquisition costs — foreign acquisitions	(2,565)	(3,091)
Prepaid expenses	(1,129)	(1,022)

Deferred tax liabilities	(59,731)	(52,526)

Net deferred tax liabilities	$(36,735)	$(23,525)

When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our effective tax rate. At December 31, 2011 and 2010, we had valuation allowances of $1.2 million related to certain foreign operating loss carry forwards. Management has determined that it is more likely than not due to the uncertainty that sufficient future taxable income will not be available to realize those deferred tax assets, therefore management recognizes a full valuation allowance for those deferred tax assets in the financial statements.

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $24.4 million at December 31, 2011. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In thousands)
Balance at January 1, 2011	$39
Additions based on tax positions of prior years	92
Reductions based on tax positions of prior years	(2)
Settlements	(29)

Balance at December 31, 2011	$100

At December 31, 2011, our accrual for tax positions for which the ultimate deductibility is uncertain was not material. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2007. Substantially all material state and local and foreign income tax matters have been concluded for years through 2008. As of December 31, 2011 there was an IRS examination of the 2009 federal tax returns in process.

16.	FAIR VALUE

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate derivatives (see Note 11 — Comprehensive Income) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2011, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

At December 31, 2011, the carrying value of our bank debt approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2011 based upon the short-term nature of the assets and liabilities.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 (shown in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2011
Interest rate swaps, net (recorded in other current/long term liabilities)	—	$459	—	$459
At December 31, 2010
Interest rate swap (recorded in other liabilities)	—	$1,471	—	$1,471

17.	EMPLOYEE BENEFIT PLANS

We sponsor a 401(k) savings plan for eligible U.S. employees and currently match an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant per year. We, as sponsor of the plan, use independent third parties to provide administrative services to the plan. We have the right to terminate the plan at any time. On June 1, 2010, we reinstated our matching contributions after a one year suspension as part of our cost saving initiatives. Our matching contributions were $5.5 million, $3.4 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We have other retirement plans for our foreign subsidiaries’ participants. During the years ended December 31, 2011, 2010 and 2009, we recorded expense of $3.6 million, $3.5 million and $3.8 million, respectively, for retirement savings-related plans.

18.	LITIGATION AND SETTLEMENTS

We are not party to any material legal proceedings.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Year	Charged to Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2011
Allowance for doubtful accounts	$17,148	$6,910	$(9,085)	$14,973
Year ended December 31, 2010
Allowance for doubtful accounts	$19,797	$8,211	$(10,860)	$17,148
Year ended December 31, 2009
Allowance for doubtful accounts	$21,358	$15,053	$(16,614)	$19,797

(1)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1