Form 10-Q
period 2012-03-31
NAVIGANT CONSULTING INC
filed 2012-04-27
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 25, 2012, 51,844,583 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$74	$2,969
Accounts receivable, net	196,271	179,041
Prepaid expenses and other current assets	25,789	22,766
Deferred income tax assets	13,708	16,229

Total current assets	235,842	221,005
Non-current assets:
Property and equipment, net	43,411	41,138
Intangible assets, net	15,262	16,825
Goodwill	573,352	570,280
Other assets	22,867	25,953

Total assets	$890,734	$875,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,922	$16,261
Accrued liabilities	9,583	8,432
Accrued compensation-related costs	44,738	95,451
Income tax payable	3,092	3,558
Other current liabilities	28,488	32,622

Total current liabilities	100,823	156,324
Non-current liabilities:
Deferred income tax liabilities	55,891	52,964
Other non-current liabilities	19,750	20,445
Bank debt non-current	187,030	131,790

Total non-current liabilities	262,671	205,199

Total liabilities	363,494	361,523

Stockholders’ equity:
Common stock	62	61
Additional paid-in capital	571,044	567,627
Treasury stock	(202,445)	(197,602)
Retained earnings	168,015	156,373
Accumulated other comprehensive loss	(9,436)	(12,781)

Total stockholders’ equity	527,240	513,678

Total liabilities and stockholders’ equity	$890,734	$875,201

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2012	2011
Revenues before reimbursements	$186,380	$169,604
Reimbursements	20,241	19,195

Total revenues	206,621	188,799
Cost of services before reimbursable expenses	123,960	114,815
Reimbursable expenses	20,241	19,195

Total costs of services	144,201	134,010
General and administrative expenses	35,557	32,409
Depreciation expense	3,516	3,377
Amortization expense	1,725	2,301

Operating income	21,622	16,702
Interest expense	1,463	1,840
Interest income	(238)	(367)
Other expense (income), net	105	(36)

Income before income tax expense	20,292	15,265
Income tax expense	8,650	6,487

Net income	$11,642	$8,778

Basic net income per share	$0.23	$0.17
Shares used in computing net income per basic share	51,032	50,176

Diluted net income per share	$0.22	$0.17
Shares used in computing net income per diluted share	51,797	51,034

Other comprehensive income, net of tax
Net income	$11,642	$8,778
Foreign currency translation adjustment	3,272	3,593
Unrealized net gain on interest rate derivatives, net of income taxes	73	132

Comprehensive income	$14,987	$12,503

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$11,642	$8,778
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,516	3,377
Amortization expense	1,725	2,301
Share-based compensation expense	2,331	1,700
Accretion of interest expense	140	308
Deferred income taxes	4,775	7,156
Allowance for doubtful accounts receivable	1,160	2,025
Changes in assets and liabilities:
Accounts receivable	(17,730)	(8,373)
Prepaid expenses and other assets	1,395	(4,884)
Accounts payable	(1,361)	816
Accrued liabilities	1,098	(191)
Accrued compensation-related costs	(50,826)	(31,263)
Income tax payable	(448)	(2,370)
Other liabilities	(507)	(2,800)

Net cash used in operating activities	(43,090)	(23,420)
Cash flows from investing activities:
Purchases of property and equipment	(7,826)	(1,724)
Payments of acquisition liabilities	(750)	(217)
Other, net	(612)	(225)

Net cash used in investing activities	(9,188)	(2,166)
Cash flows from financing activities:
Issuances of common stock	1,066	640
Repurchase of common stock	(3,032)	—
Payments of contingent acquisition liabilities	(2,435)	—
Net borrowings from banks	54,825	29,707
Payments of term loan	—	(4,599)
Other, net	(1,111)	(676)

Net cash provided by financing activities	49,313	25,072

Effect of exchange rate changes on cash and cash equivalents	70	165

Net decrease in cash and cash equivalents	(2,895)	(349)
Cash and cash equivalents at beginning of the period	2,969	1,981

Cash and cash equivalents at end of the period	$74	$1,632

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we”,”us”, or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations. Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting, and International Consulting, which are discussed below in Note 3 – Segment Information.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on February 17, 2012.

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

In June 2011, the Financial Accounting Standards Board issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under Topic 220 — Presentation of Comprehensive Income, an entity will have the option to present the components of net income and comprehensive income in either one continuous or two financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012 and elected to present the components of net income and comprehensive income in one continuous statement.

2. ACQUISITIONS

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Dispute and Investigative Services segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. Fair value of the contingent consideration on the date of purchase recorded in other current and non-current liabilities was estimated to be $2.6 million. During the three months ended March 31, 2012, we paid $1.0 million of the contingent consideration and have a remaining fair value balance of $1.6 million. As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, during 2011, we acquired two small businesses one in May 2011 and one in October 2011 for an aggregate purchase price of $4.6 million, of which $2.9 million was paid in cash at closing. One of the acquired businesses was integrated into our International Consulting segment and the other was integrated into our Business Consulting Services segment.

Pro Forma Information

The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the 2011 acquisitions noted above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

	For the three months ended March 31,
	2012	2011
Total revenues	$206,621	$192,356
Net income	$11,642	$9,213
Basic net income per share	$0.23	$0.18
Diluted net income per share	$0.22	$0.18

3. SEGMENT INFORMATION

Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting, and International Consulting. These reporting segments are generally defined by the nature of their services and geography and may be the aggregation of multiple operating segments as indicated in the description below. We have three operating segments within the Business Consulting Services segment: Energy, Healthcare, and Other Business Consulting Services. Our business is managed and resources are allocated on the basis of the six operating segments. During the three months ended March 31, 2012, Julie M. Howard was named our new Chief Executive Officer. As CEO, Ms. Howard fills the role of chief operating decision maker. As she evaluates our executive, corporate and practice leadership teams in connection with this appointment, any resulting changes could impact how we define our operating segments.

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite executives and corporate management, government entities and law firms. The reporting segment is comprised of three operating segments: Energy, Healthcare and Other Business Consulting Services. Energy and Healthcare are defined as operating segments due to their size, importance and organizational reporting relationships. Combined, the two operating segments represented 69% and 76% of reporting segment revenues before reimbursements for the three months ended March 31, 2012 and 2011, respectively, and provide services to clients in those respective markets. The Other Business Consulting Services operating segment provides operations advisory, valuation and restructuring services.

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

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to retention incentives (see Note 8 — Supplemental Consolidated Balance Sheet Information).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Information on the segment operations has been summarized as follows (shown in thousands):

	For the three months ended March 31,
	2012	2011
Revenues before reimbursements:
Business Consulting Services	$82,989	$70,469
Dispute and Investigative Services	71,395	65,753
Economic Consulting	14,470	17,874
International Consulting	17,526	15,508

Total revenues before reimbursements	$186,380	$169,604

Total revenues:
Business Consulting Services	$95,383	$79,627
Dispute and Investigative Services	75,863	72,006
Economic Consulting	15,014	18,539
International Consulting	20,361	18,627

Total revenues	$206,621	$188,799

Segment operating profit:
Business Consulting Services	$29,086	$23,182
Dispute and Investigative Services	29,259	25,777
Economic Consulting	4,238	5,757
International Consulting	4,063	3,282

Total segment operating profit	66,646	57,998

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	35,557	32,409
Depreciation expense	3,516	3,377
Amortization expense	1,725	2,301
Long term compensation expense related to consultants (including share-based compensation)	4,226	3,209

Operating income	21,622	16,702
Interest and other expense, net	1,330	1,437

Income before income tax expense	$20,292	$15,265

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	March 31, 2012	December 31, 2011
Business Consulting Services	$284,252	$277,740
Dispute and Investigative Services	362,463	353,535
Economic Consulting	81,884	82,517
International Consulting	74,116	72,063
Unallocated assets	88,019	89,346

Total assets	$890,734	$875,201

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and other intangible assets consisted of (shown in thousands):

	March 31, 2012	December 31, 2011
Goodwill	$578,777	$575,705
Less- accumulated amortization	(5,425)	(5,425)

Goodwill, net	573,352	570,280
Intangible assets:
Customer lists and relationships	73,650	72,679
Non-compete agreements	21,240	21,002
Other	24,149	23,901

Intangible assets, at cost	119,039	117,582
Less-accumulated amortization	(103,777)	(100,757)

Intangible assets, net	15,262	16,825

Goodwill and intangible assets, net	$588,614	$587,105

On January 1, 2012 we adopted the principles prescribed in Financial Accounting Standards Board Accounting Standards Update ("ASU") No. 2011-08 "Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment" which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment. We have six reporting units as defined by ASU Topic 350 (Intangibles — Goodwill and Other) which are the same as our operating segments (See Note 3 – Segment Information). During the three months ended March 31, 2012, we made a qualitative assessment for each of our six reporting units to determine whether it was more likely than not that the fair values were greater than the carrying values of each. Our qualitative analysis is based on factors including, but not limited to, adverse changes in the business climate in which we operate, attrition of key personnel, unanticipated competition, our overall market capitalization as well as market capitalization in excess of our book value, our recent operating performance and financial projections, stock price and assumed control premium, and our ability to meet or exceed revenue and cost projections. We considered the impact, if any, of the above factors since the results of our last annual goodwill impairment test discussed below. In addition, we assessed what the impact of our most recent internal projections would be on the fair value of each reporting unit. In particular, our Economic Consulting reporting unit has reported weaker results over the last two quarters, and as a result, the excess of fair value over their net asset carrying value has diminished since our last annual impairment test in May 2011. However, we determined the new projections did not indicate that the fair value of any reporting unit fell below their respective net asset carrying value at March 31, 2012. We therefore did not perform the first step of the goodwill impairment test. There can be no assurance that goodwill will not be impaired in the future, and we will continue to monitor the factors noted above.

As of our last goodwill impairment test in May 2011, the excess of estimated fair value over net asset carrying value of each of our reporting units approximated 64% for Other Business Consulting Services, 29% for Energy, 19% for Healthcare, 15% for Dispute and Investigative Services, 15% for Economic Consulting, and 9% for International Consulting. At that time we estimated fair value of our reporting units based on internal projections completed during our quarterly forecasting process. The key assumptions reflected profit margin improvement that was generally consistent with our longer-term historical performance, revenue growth rates that were higher than our peer group in the near-term, discount rates that were determined based on comparables for our peer group and cost of capital that was based on our averages. The higher near-term revenue growth rates reflect the anticipated impact of senior professional hires that occurred throughout 2010 and in early 2011. Many senior professionals hired are bound by restrictive covenants for a period of time. As we approach the end of those restrictive covenant periods, we may face attrition or additional investments that could negatively impact the fair value of our reporting units going forward.

As of our last goodwill impairment test in May 2011, our International Consulting, Economic Consulting, Dispute and Investigative Services, and Healthcare reporting units each have small excess fair value over carrying value. The International Consulting reporting unit’s estimated fair value is more volatile due to its smaller size, assumed higher growth rates, involvement in emerging markets and exposure to multiple markets outside the United States. The higher growth rates are based on our ability to leverage current and future investments. However, that ability may be impacted by factors beyond our control. The Economic Consulting reporting unit is substantially comprised of senior professionals hired through acquisitions or recent direct hiring who are currently bound by restrictive covenants. The reporting unit’s estimated fair value depends on various factors, including the ability to leverage our recent senior professional hires and retain them beyond their current restrictive covenant periods. The Dispute and Investigative Services and Healthcare reporting units are our largest, and their estimated fair values will depend on their ability to achieve profitable growth.

As previously mentioned, although certain reporting units have smaller excesses and are more volatile, our qualitative evaluation of these reporting units did not cause us to perform an interim goodwill impairment test.

When determining fair value we use various methods, including market, income and cost approaches. With these approaches, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to the valuation can be readily observable, market-corroborated or unobservable. Wherever possible, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs; however, due to the use of our own assumptions about the inputs in measuring fair value, our goodwill impairment testing also makes use of significant unobservable inputs.

The changes in carrying values of goodwill by reporting segment are as follows (shown in thousands):

	Business Consulting Services	Dispute and Investigative Services	Economic Consulting	International Consulting	Total Company
Balance at December 31, 2010-Goodwill, net	$193,016	$257,973	$61,759	$48,254	$561,002
Adjustments to goodwill	253	(35)	—	(70)	148
Foreign currency translation-Goodwill, net	—	1,865	—	1,471	3,336

Balance at March 31, 2011-Goodwill, net	$193,269	$259,803	$61,759	$49,655	$564,486

Balance at December 31, 2011-Goodwill, net	$195,303	$263,200	$61,759	$50,018	$570,280
Adjustments to goodwill	(12)	(35)	—	—	(47)
Foreign currency translation-Goodwill, net	—	1,662	—	1,457	3,119

Balance at March 31, 2012-Goodwill, net	$195,291	$264,827	$61,759	$51,475	$573,352

For the businesses acquired, if any (see Note 2 — Acquisitions), we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, customer lists and relationships, backlog revenue and trade names.

Our intangible assets have estimated useful lives ranging up to nine years which approximates the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2012, our intangible assets consisted of the following (amounts shown in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.6	$11,486
Non-compete agreements, net	3.1	946
Other intangible assets, net	3.1	2,830

Total intangible assets, net	3.5	$15,262

Total amortization expense for the three months ended March 31, 2012 and 2011 was $1.7 million and $2.3 million, respectively. Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2012 and in future years related to intangible assets at March 31, 2012 (shown in thousands):

Year Ending December 31,	Amount
2012 (April – December)	$4,476
2013	4,528
2014	3,406
2015	1,865
2016	726
Thereafter	261

Total	$15,262

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

The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended March 31,
	2012	2011
Basic shares	51,032	50,176
Employee stock options	222	93
Restricted stock and restricted stock units	543	163
Business combination obligations payable in fixed dollar amount of shares	—	602

Diluted shares	51,797	51,034

Antidilutive shares (in thousands)[1]	261	960

[1]

Stock options with exercise prices greater than the average market price of our common stock during the respective time period were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance were included in the prior year diluted EPS calculation. All of these shares were issued as of December 31, 2011.

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

6. STOCKHOLDERS’ EQUITY

The following summarizes the activity of stockholders’ equity during the three months ended March 31, 2012 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2012	$513,678	51,094
Comprehensive income	14,987	—
Other issuances of common stock	1,066	97
Shares withheld to satisfy individual tax withholding obligations in connection with the vesting of restricted stock and restricted stock units	(1,318)	(98)
Tax deficiencies, net of tax benefits on restricted stock and restricted stock units vested, and stock options exercised	(472)	—
Vesting of restricted stock and restricted stock units	—	313
Share-based compensation expense	2,331	—
Common stock repurchased	(3,032)	(232)

Stockholders’ equity at March 31, 2012	$527,240	51,174

During the three months ended March 31, 2012, we repurchased 232,006 shares of our common stock at a weighted average price of $13.07. At March 31, 2012, accumulated other comprehensive loss was comprised of an unrealized net foreign currency translation loss of $9.2 million and an unrealized net loss on the interest rate derivatives of $0.2 million.

7. SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units and stock options and the discount given on employee stock purchase transactions.

Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended March 31,
	2012	2011
Amortization of restricted stock and restricted stock unit awards	$1,973	$1,364
Amortization of stock option awards	261	265
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	97	71

Total share-based compensation expense	$2,331	$1,700

We estimate the number of restricted stock and restricted stock unit awards granted that would not vest due to employee forfeiture and accordingly record a reduction of compensation expense for these awards over the amortization period. We review our estimates of the allowance for forfeitures on a quarterly basis.

Share-based compensation expense attributable to consultants is included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel is included in general and administrative expenses.

The following table shows the amounts attributable to each category:

	For the three months ended March 31,
	2012	2011
Cost of services before reimbursable expenses	$1,396	$870
General and administrative expenses	935	830

Total share-based compensation expense	$2,331	$1,700

Restricted Stock and Restricted Stock Units Outstanding

The measurement price of our restricted stock and restricted stock units is the closing market price of our common stock at the date of grant. All of the restricted stock and restricted stock units outstanding as of March 31, 2012 were granted under the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended.

At March 31, 2012, we had $13.8 million of total compensation costs related to unvested restricted stock and restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately 2 years.

The following table summarizes restricted stock activity:

	For the three months ended March 31,
	2012		2011
	Number of Shares (000’s)	Weighted Average Measurement Date Price	Number of Shares (000’s)	Weighted Average Measurement Date Price
Restricted stock outstanding at beginning of the period	1,052	$15.00	1,379	$15.61
Granted	—	—	58	9.27
Vested	(296)	15.70	(248)	15.76
Forfeited	(20)	10.67	(11)	18.63

Restricted stock outstanding at end of period	736	$14.84	1,178	$15.24

The following table summarizes restricted stock unit activity:

	For the three months ended
	March 31,
	2012		2011
	Number of Shares (000’s)	Weighted Average Measurement Date Price	Number of Shares (000’s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	702	$10.16	70	$13.65
Granted	100	13.78	15	9.25
Vested	(17)	13.99	(16)	14.83
Forfeited	(12)	10.01	(2)	15.33

Restricted stock units outstanding at end of period	773	$10.55	67	$12.32

On March 15, 2012, we granted an aggregate of 96,796 restricted stock units to selected executive officers. The restricted stock units will vest on the third anniversary of the grant date if and only to the extent that specified quantitative performance goals over the three year period are met. Share-based compensation expense for the performance-based awards is determined based on estimated expectations of our performance against pre-determined measures. The value at target performance is estimated at $1.3 million.

Stock Options Outstanding

On March 15, 2012, we granted 102,258 stock options, having an aggregate fair value of $0.7 million at the grant date, to selected executive officers. These options vest ratably over three years and have an exercise price equal to the closing price of our common stock on the grant date.

8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (shown in thousands):

	March 31,	December 31,
	2012	2011
Billed amounts	$143,047	$138,664
Engagements in process	67,954	55,350
Allowance for doubtful accounts	(14,730)	(14,973)

Accounts receivable, net	$196,271	$179,041

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows (shown in thousands):

	March 31,	December 31,
	2012	2011
Notes receivable-current	$7,186	$7,579
Other prepaid expenses and other current assets	18,603	15,187

Prepaid expenses and other current assets	$25,789	$22,766

Other assets

The components of other assets were as follows (shown in thousands):

	March 31,	December 31,
	2012	2011
Notes receivable — non-current	$8,465	$10,707
Prepaid expenses and other non — current assets	14,402	15,246

Other assets	$22,867	$25,953

Notes receivable represent unsecured employee loans. These loans were issued to recruit and retain senior-level consultants. We issued no such loans during the three months ended March 31, 2012 and 2011. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to seven years. During the three months ended March 31, 2012 and 2011, we paid $1.1 million and $4.2 million, respectively, in sign-on and retention bonuses. At March 31, 2012, we had a balance of $17.9 million in unamortized sign-on and retention bonuses included in current and non-current other prepaid expenses and other current and non-current assets above.

Property and Equipment, net

Property and equipment, net consisted of (shown in thousands):

	March 31,	December 31,
	2012	2011
Furniture, fixtures and equipment	$64,122	$60,935
Software	36,661	35,473
Leasehold improvements	39,373	39,410

Property and equipment, at cost	140,156	135,818
Less: accumulated depreciation	(96,745)	(94,680)

Property and equipment, net	$43,411	$41,138

During the three months ended March 31, 2012, we made improvements to our technology infrastructure and expanded into a new lease for office space in Washington, D.C. Additionally, we disposed of $1.3 million in fully depreciated assets, made a cash payment of $1.5 million towards liabilities relating to additions made in the prior year and identified $1.5 million of equipment, at cost, as assets held for sale which are now classified in other assets.

Other Current Liabilities

The components of other current liabilities were as follows (shown in thousands):

	March 31,	December 31,
	2012	2011
Deferred acquisition liabilities	$9,538	$11,732
Deferred revenue	12,260	12,579
Deferred rent	1,433	2,028
Commitments on abandoned real estate	1,008	1,222
Interest rate swap liability (See Note 10)	209	417
Other liabilities	4,040	4,644

Other current liabilities	$28,488	$32,622

The deferred acquisition liabilities at March 31, 2012 consisted of cash obligations related to definitive and contingent purchase price considerations, which were recorded at net present value and fair value, respectively. During the three months ended March 31, 2012, we made cash payments of $2.4 million in connection with deferred contingent acquisition liabilities relating to prior period acquisitions and $0.8 million in connection with a deferred acquisition liability. The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients, for services that have not been performed and earned.

The components of other non-current liabilities were as follows (shown in thousands):

Other Non-Current Liabilities

	March 31,	December 31,
	2012	2011
Deferred acquisition liabilities – long term	$3,455	$4,326
Deferred rent-long term	11,309	9,429
Commitments on abandoned real estate	363	453
Interest rate swap liability (Note 10)	127	42
Other non-current liabilities	4,496	6,195

Total other non-current liabilities	$19,750	$20,445

The deferred acquisition liabilities at March 31, 2012 consisted of cash obligations related to definitive and contingent purchase price considerations, which were recorded at net present value and fair value, respectively. The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2022.

9. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Supplemental information regarding the impact of interest and taxes on cash flows is as follows (shown in thousands):

	For the three months ended
	March 31,
	2012	2011
Interest paid	$1,137	$1,389
Income taxes paid, net of refunds	3,616	4,415

10. DERIVATIVES AND HEDGING ACTIVITY

At March 31, 2012, we had the following interest rate swaps (summarized based on date of execution):

Date executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
December 2009	4	July 1, 2010	May 31, 2012	1.83%	$60.0
March 2010	2	July 1, 2010	May 31, 2012	1.45%	$30.0
November 2011	1	June 1, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	January 1, 2013	December 31, 2015	1.17%	$10.0
March 2012	1	June 30, 2012	June 30, 2015	1.01%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to the interest rate derivatives during the three months ended March 31, 2012 or 2011. In each of the three months ended March 31, 2012 and 2011, we recorded $0.3 million in interest expense, associated with differentials received or paid under the interest rate derivatives.

At March 31, 2012, we had a $0.3 million net liability related to the interest rate derivatives. During the three months ended March 31, 2012, we recorded $0.1 million of unrealized gains related to our derivatives, which is net of income taxes, to accumulated other comprehensive income.

11. BANK DEBT

Our credit agreement provides a five-year, $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro.

At March 31, 2012, we had aggregate borrowings of $187.0 million, compared to $131.8 million at December 31, 2011. Based on our financial covenants at March 31, 2012, a maximum of approximately $175.0 million was available in additional borrowings under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At March 31, 2012, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 10 — Derivatives and Hedging Activity) was 3.4% and 2.7% for the three months ended March 31, 2012 and 2011, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2012, under the definitions in the credit agreement, our consolidated leverage ratio was 1.7 and our consolidated interest coverage ratio was 4.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreements at March 31, 2012; however, there can be no assurances that we will remain in compliance in the future.

12. FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3: Unobservable inputs for the asset or liability

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2012, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

At March 31, 2012, the carrying value of our bank debt approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2012 based upon the short-term nature of the assets and liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (shown in thousands):

	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2012:
Interest rate swaps, net (recorded in other current/long term liabilities)	—	$336	—	$336
At December 31, 2011:
Interest rate swaps, net (recorded in other current/long term liabilities)	—	$459	—	$459

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

Overview

We are an independent specialty consulting firm that combines deep industry knowledge with broad technical expertise. We focus on industries that typically undergo substantial regulatory or structural change and provide services to enable clients to manage the uncertainty, risk and distress caused by those changes. The nature of our services, as well as our clients’ demand for our services, are impacted not only by these regulatory and structural changes, but also by the United States and global economies and other significant events specific to our clients.

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time) and others where fees are earned based on data processed or hosted. From time to time, we may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. These performance based and referral revenues may cause unusual variations in our quarterly revenues and results of operations. Regardless of the terms of our fee arrangements, our ability to earn those fees is reliant on deploying consultants with the experience and expertise to deliver services.

Our most significant expense is consultant compensation, which includes salaries, incentive compensation, amortization of sign-on and retention incentive payments, share-based compensation and benefits. Consultant compensation is included in cost of services before reimbursable expenses, in addition to practice specific sales and marketing expenses and the direct costs of recruiting and training consultants.

Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and administrative personnel. Office-related expenses primarily consist of rent for our offices. Other administrative costs include bad debt expense, marketing, legal, technology, finance and human capital management.

Because our ability to derive fees is largely reliant on the hiring and retention of personnel, the average number of full-time equivalents (FTEs) and their utilization levels are important drivers of the business. The average number of FTEs is adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our FTEs in response to changing demand.

While hiring and retention of personnel is key to driving revenues, excessive FTE levels and related consultant compensation costs may negatively impact margin. From time to time, we utilize independent contractors and project employees to supplement our consultants on certain engagements, which allows us to adjust staffing in response to changes in demand for our services, and manage our costs accordingly.

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

In addition to managing the number of employees and utilization of consultants, we also continually review and adjust, if necessary, our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and share-based compensation, and benefits) to ensure that it is competitive within the industry and is consistent with our performance. We also monitor and adjust our bill rates according to then-current market conditions for our service offerings and within the various industries we serve.

Acquisitions

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Dispute and Investigative Services reporting segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. Fair value of the contingent consideration on the date of purchase recorded in other current and non-current liabilities was estimated to be $2.6 million. During the three months ended March 31, 2012, we paid $1.0 million of the contingent consideration and have a remaining fair value balance of $1.6 million. As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, during 2011, we acquired two small businesses, one in May 2011 and one in October 2011, for an aggregate purchase price of $4.6 million, of which $2.9 million was paid in cash at closing. One of the acquired businesses was integrated into our International Consulting segment and the other was integrated into our Business Consulting Services segment.

Key Operating Metrics

We include the following metrics in order to provide additional operating information related to our business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies.

•	Average FTE represents our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between:

•	Consulting — individuals assigned to client service who record time to client engagements;

•	Technology — individuals assigned to client service who provide technology services or otherwise do not record time to specific client engagements; and

•	Non-billable — individuals assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions.

•	Period-end FTE represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, and Non-billable criteria also apply to period-end FTE.

•

Average bill rate excluding performance based fees is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours on performance based services and related to Technology FTE are excluded from average bill rate.

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

All FTE, utilization and average bill rate metric data provided in this report excludes independent contractors and project employees.

Prior period comparative metric data has been restated to be consistent with the current presentation. Restated metric data had no impact on reported financial information.

Results of Operations

	For the three months ended March 31,		2012 over 2011 Increase (Decrease)
(Amounts in thousands, except per share data and metrics)	2012	2011	Percentage
Revenues before reimbursements	$186,380	$169,604	9.9
Reimbursements	20,241	19,195	5.4

Total revenues	206,621	188,799	9.4
Cost of services before reimbursable expenses	123,960	114,815	8.0
Reimbursable expenses	20,241	19,195	5.4

Total costs of services	144,201	134,010	7.6
General and administrative expenses	35,557	32,409	9.7
Depreciation expense	3,516	3,377	4.1
Amortization expense	1,725	2,301	(25.0)

Operating income	21,622	16,702	29.5
Interest expense	1,463	1,840	(20.5)
Interest income	(238)	(367)	35.1
Other income, net	105	(36)	391.7

Income before income tax expense	20,292	15,265	32.9
Income tax expense	8,650	6,487	33.3

Net income	$11,642	$8,778	32.6

Basic net income per share	$0.23	$0.17	35.3
Shares used in computing net income per basic share	51,032	50,176	1.7
Diluted net income per share	$0.22	$0.17	29.4
Shares used in computing net income per diluted share	51,797	51,034	1.5
Key operating metrics:
Average FTE
-Consulting	1,833	1,762	4.0
-Technology	64	20	220.0
-Non-billable	523	527	(0.8)
Period end FTE
-Consulting	1,833	1,755	4.4
-Technology	67	21	219.0
-Non-billable	517	529	(2.3)
Average bill rate	$284	$274	3.6
Utilization	79%	79%	—

Results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

During the three months ended March 31, 2012, we reported double digit net income per share growth. This growth was mainly driven by our top line revenues before reimbursements increase of 9.9% to $186.4 million as discussed below.

Revenues before Reimbursements. For the three months ended March 31, 2012, revenues before reimbursements increased 9.9% compared to the corresponding period in 2011. The growth was primarily organic and was aided by 17.8% growth in the Business Consulting Services segment, where the Energy and Healthcare operating segments continued to perform well and combined were up 7.3% year over year. Significant contributions were made by our Other Business Consulting Services operating segment, which was up over 50.0% from the prior year. Our Dispute and Investigative Services segment reported 8.6% growth in revenue before reimbursement for the three months ended March 31, 2012 compared to the corresponding period in 2011, driven by continued strong credit crisis work as well as higher technology revenues. Our International Consulting segment continued to show steady improvement, topping the prior year’s revenues by 13.0% on higher global construction and disputes and investigations business. The revenue decline in our Economic Consulting segment was more than off-set by stronger contributions from these other practices.

Revenues before reimbursements included performance-based fees of $1.9 million for the three months ended March 31, 2012, compared to $3.5 million in the corresponding period in 2011. Currency impacts were minimal for the three months ended March 31, 2012 compared to the corresponding period in 2011.

Utilization levels for the three months ended March 31, 2012 ran at 79%, flat to the corresponding period in 2011, while average bill rate increased 3.6% to $284. Average FTE (Consulting plus Technology) increased by over 100 FTEs, or about 6.5% over the prior year—the majority of that increase occurred in our Healthcare operating segment as well as our technology services group.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 8.0% for the three months ended March 31, 2012 compared to the corresponding period in 2011. The increased cost of services was mainly due to higher performance based incentive compensation, wages and benefits increasing with both full time as well as higher project based staffing levels.

General and Administrative Expenses. General and administrative expenses increased by $3.1 million, or 9.7%, for the three months ended March 31, 2012 compared to the corresponding period in 2011. The increase was driven by increased wages and benefits, performance-based compensation and other operating costs. These increases were partially offset by lower bad debt expense, which decreased 42.7% for the three months ended March 31, 2012 compared to the corresponding period in 2011. Bad debt expense decreases resulted from the improved collection of our accounts receivable. Our days sales outstanding at March 31, 2012 and 2011 was 80 and 83 days, respectively. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

General and administrative expenses were flat at 19.1% of revenues before reimbursements for the three months ended March 31, 2012 and 2011.

Depreciation Expense. The increase in depreciation expense of 4.1% for the three months ended March 31, 2012 compared to the corresponding period in 2011 was primarily due to the recent technology infrastructure spending.

Amortization Expense. Amortization decreased by $0.6 million, or 25.0% for the three months ended March 31, 2012 compared to the corresponding period in 2011. This was due to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term. This decrease was partially offset by increased amortization relating to prior period acquisitions.

Interest Expense. Interest expense decreased 20.5% for the three months ended March 31, 2012 compared to the corresponding period in 2011. This was primarily due to lower average borrowings for the three months ended March 31, 2012 compared to the corresponding period in 2011, partially offset by higher amortization of financing fees due to the debt refinancing in 2011. Our average borrowing rate under our credit facility, including the impact of our interest rate swap agreements (see Note 10 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), was 3.4% and 2.7% for the three months ended March 31, 2012 and 2011, respectively. See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our bank debt.

Income Tax Expense. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates. Our effective income tax rate for the three months ended March 31, 2012 was 42.6% compared to 42.5% for the corresponding period in 2011.

Segment Results

Our business is organized in four reporting segments — Business Consulting Services, Dispute and Investigative Services, Economic Consulting, and International Consulting. These reporting segments are generally defined by the nature of their services and geography and reflects the aggregation of multiple operating segments as indicated in the description below. We have three operating segments within the Business Consulting Services segment: Energy, Healthcare, and Other Business Consulting Services. Our business is managed and resources are allocated on the basis of the six operating segments.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 3 — Segment Information to the notes to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense related to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to forgivable loans (see Note 8 — Supplemental Consolidated Balance Sheet Information to the notes to our unaudited consolidated financial statements). Key operating metric definitions have been provided above. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Business Consulting Services
	For the three months ended March 31,		2012 over 2011 Increase (Decrease)
	2012	2011	Percentage
Revenues before reimbursements (in 000's)	$82,989	$70,469	17.8
Total revenues (in 000's)	$95,383	$79,627	19.8
Segment operating profit (in 000’s)	$29,086	$23,182	25.5
Key segment operating metrics:
Segment operating profit margin	35.0%	32.9%	6.4

Average FTE-Consulting	975	879	10.9
Average FTE-Technology	23	20	15.0
Average utilization rates based on 1,850 hours	82%	82%	—
Average bill rate	$230	$224	2.7

The Business Consulting Services reporting segment provides strategic, operational, financial, regulatory and technical management consulting services to clients, principally “C” suite executives and corporate management, governmental agencies and law firms. This reporting segment is comprised of three operating segments: Energy, Healthcare and Other Business Consulting Services. Energy and Healthcare are defined as operating segments due to their size, importance and organizational reporting relationships. These two operating segments represented 69.3% and 76.0% of segment revenues before reimbursements for the three months ended March 31, 2012 and 2011, respectively, and provide services to clients in those respective markets. The Other Business Consulting Services operating segment provides operations advisory, valuation and restructuring services.

Revenues before reimbursements for this reporting segment increased 17.8% for the three months ended March 31, 2012 compared to the corresponding period in 2011. The Energy and Healthcare operating segments combined were up 7.3% for the three months ended March 31, 2012 from the corresponding period in 2011. Segment improvements reflected strong demand not only in the key industry verticals of Healthcare and Energy, but also with respect to our specialized credentials in the Other Business Consulting Services operating segment. The Other Business Consulting Services operating segment revenues before reimbursements were up 51.0% for the three months ended March 31, 2012 compared to the corresponding period in 2011. This increase was partially driven by large mortgage review engagements. Average FTE — Consulting increased 10.9% mainly as a result of increased demand in the areas mentioned above. Average bill rate was up 2.7% during the three months ending March 31, 2012 compared to the corresponding period in 2011 as a result of higher demand, project mix mainly in our Healthcare operating segment and increased rates within the Energy operating segment. Segment operating profit increased $5.9 million and segment operating profit margin increased 2.1 percentage points for the three months ended March 31, 2012 compared to the corresponding period in 2011 mainly due to increased utilization within certain practices as discussed above, project mix and higher contractor mark-up revenue.

Dispute and Investigative Services
	For the three months ended March 31,		2012 over 2011 Increase (Decrease)
	2012	2011	Percentage
Revenues before reimbursements (in 000’s)	$71,395	$65,753	8.6
Total revenues (in 000’s)	$75,863	$72,006	5.4
Segment operating profit (in 000’s)	$29,259	$25,777	13.5
Key segment operating metrics:
Segment operating profit margin	41.0%	39.2%	4.6
Average FTE-Consulting	567	584	(2.9)
Average FTE-Technology	38	—	n/a
Average utilization rates based on 1,850 hours	78%	76%	2.6
Average bill rate	$330	$308	7.1

The Dispute and Investigative Services reporting segment provides a wide range of services to clients facing the challenges of disputes, litigation, forensic investigation, discovery and regulatory compliance. The clients of this segment are principally law firms, corporate general counsel, corporate boards and government agencies.

Revenues before reimbursements for this segment increased 8.6% for the three months ended March 31, 2012 compared to the corresponding period in 2011. The increase was driven by continued growth from credit crisis and compliance engagements and the technology solutions required to support extensive data review and processing requirements on client engagements. Average FTE — Consulting decreased by 2.9% for the three months ended March 31, 2012 compared to the corresponding period in 2011 mainly due to some planned attrition in non-critical areas while our technology based staffing levels grew significantly mostly due to the Ignited Solutions acquisition in July 2011. Average bill rate increased 7.1% for the three months ended March 31, 2012 compared to the corresponding period in 2011, and utilization increased by 2.6% for the three months ended March 31, 2012 compared to the corresponding period in 2011. Including the impact of our acquisition of Ignited Solutions on a pro forma basis, revenues before reimbursements increased 6.0% for the three months ended March 31, 2012 compared to the corresponding period in 2011, indicating strong core growth within the segment. Segment operating profit increased $3.5 million and segment operating profit margins increased 1.8 percentage points for the three months ended March 31, 2012 compared to the corresponding period in 2011, mainly as a result of increased utilization and higher bill rates. These margin increases have been partially offset by higher variable incentive compensation.

Economic Consulting
	For the three months ended March 31,		2012 over 2011 Increase (Decrease)
	2012	2011	Percentage
Revenues before reimbursements (in 000’s)	$14,470	$17,874	(19.0)
Total revenues (in 000’s)	$15,014	$18,539	(19.0)
Segment operating profit (in 000’s)	$4,238	$5,757	(26.4)
Key segment operating metrics:
Segment operating profit margin	29.3%	32.2%	(9.0)
Average FTE-Consulting	114	130	(12.3)
Average utilization rates based on 1,850 hours	70%	79%	(11.4)
Average bill rate	$396	$371	6.7

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

Revenues before reimbursements for this segment decreased 19.0% for the three months ended March 31, 2012 compared to the corresponding period in 2011 while up slightly from the three months ended December 31, 2011. Utilization decreased 11.4% for the three months ended March 31, 2012 compared to the corresponding period in 2011 mainly due to recent lower demand. In the fourth quarter of 2011, several large engagements ended and that demand has not yet been fully replaced. Average FTE — Consulting decreased 12.3% for the three months ended March 31, 2012 compared to the corresponding period in 2011, due to normal attrition while hiring has been deferred until demand requires additional staffing levels. Average bill rate increased 6.7% principally due to an annual rate increase. Segment operating profit decreased $1.5 million, and segment operating profit margin decreased 2.9 percentage points for the three months ended March 31, 2012 compared to the corresponding period in 2011 mainly due to lower revenues.

International Consulting
	For the three months ended March 31,		2012 over 2011 Increase (Decrease)
	2012	2011	Percentage
Revenues before reimbursements (in 000’s)	$17,526	$15,508	13.0
Total revenues (in 000’s)	$20,361	$18,627	9.3
Segment operating profit (in 000’s)	$4,063	$3,282	23.8
Key segment operating metrics:
Segment operating profit margin	23.2%	21.2%	9.4
Average FTE-Consulting	177	169	4.7
Average FTE-Technology	3	—	n/a
Average utilization rates based on 1,850 hours	68%	65%	4.6
Average bill rate	$319	$313	1.9

The International Consulting reporting segment provides a mix of dispute and business consulting services to clients predominately outside North America. The clients are principally “C” suite executives and corporate management, governmental agencies and law firms.

Revenues before reimbursements for this segment increased 13.0% for the three months ended March 31, 2012 compared to the corresponding period in 2011. Average FTE — Consulting increased 4.7% for the three months ended March 31, 2012 compared to the corresponding period in 2011, mainly due to increased demand within the segment offset by planned decreases in the public services practice. Average bill rate increased 1.9% for the three months ended March 31, 2012 compared to the corresponding period in 2011 due to a change in business and consultant mix and minor bill rate increases within the construction market. Utilization increased 4.6% for the three months ended March 31, 2012 compared to the corresponding period in 2011 primarily as a result of increasing demand in the construction market. Segment operating profit increased $0.8 million while segment operating profit margin increased 2.0 percentage points for the three months ended March 31, 2012 compared to the corresponding period in 2011 mainly as a result of higher utilization and revenues within the construction market and changes in consultant mix.

Liquidity and Capital Resources

Our cash flow activities were as follows (shown in thousands) for the three months ended March 31,

	2012	2011
Net cash used in operating activities	$(43,090)	$(23,420)
Net cash used in investing activities	(9,188)	(2,166)
Net cash provided by financing activities	49,313	25,072

Generally, our net cash provided by operating activities is used to pay our day to day operating activities. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses. We continued with our share repurchase program initiated in the fourth quarter of 2011 and continued to advance our technology services practice with capital expenditures relating to software development and data capacity. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 80 days at March 31, 2012, compared to 83 days at March 31, 2011. The decrease in DSO resulted primarily from the improved collection efforts on our accounts receivable balances.

Operating Activities

Net cash used in operating activities increased to $43.1 million for the three months ended March 31, 2012 compared to $23.4 million for the corresponding period in 2011. The increase in cash used in operating activities was primarily due to higher incentive bonus payments for the 2011 performance year paid in 2012 and a higher accounts receivable balance despite the improved DSO noted above.

Investing Activities

Net cash used in investing activities increased to $9.2 million for the three months ended March 31, 2012 compared to $2.2 million for the corresponding period in 2011. The increase in investing activity was mainly due to higher capital expenditures as we invest in our technology infrastructure and higher furniture and fixture spending relating to new office space in Washington, D.C.

Financing Activities

Net cash provided by financing activities increased to $49.3 million for the three months ended March 31, 2012 compared to $25.1 for the corresponding period in 2011. The increase was due to borrowings under our credit facility used to pay increased incentive bonus payments which were higher in 2012 due to a strong 2011 performance year. In addition, during the three months ended March 31, 2012, we purchased 232,006 shares of our common stock in the open market for $3.0 million. During the three months ended March 31, 2012, certain deferred contingent acquisition liabilities were paid relating to prior year acquisitions.

Debt, Commitments and Capital

We currently have an unsecured credit agreement with a syndicate of banks which provides a five-year, $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. At March 31, 2012, we had aggregate borrowings of $187.0 million, compared to $131.8 million at December 31, 2011 and $228.6 million at March 31, 2011. Based on our financial covenants at March 31, 2012, a maximum of approximately $175.0 million was available in additional borrowings under the credit facility. For further detail regarding the terms of the credit agreement, see Note 11 - Bank Debt to the notes to our unaudited consolidated financial statements above.

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

At March 31, 2012, under the definitions in the credit agreement, our consolidated leverage ratio was 1.7 and our consolidated interest coverage ratio was 4.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement as of March 31, 2012; however, there can be no assurances that we will remain in compliance in the future.

At March 31, 2012, including the above mentioned credit facility, we had total contractual obligations of $320.1 million. The following table shows the components of our significant commitments at March 31, 2012 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	2012	2013 to 2014	2015 to 2016	Thereafter
Deferred acquisition liabilities– cash	$12,993	$6,897	$6,096	$—	$—
Purchase agreements	4,292	—	4,292	—	—
Revolving credit facility	187,030	—	—	187,030	—
Lease commitments	115,830	19,144	38,198	26,507	31,981

	$320,145	$26,041	$48,586	$213,537	$31,981

Of the $115.8 million of lease commitments at March 31, 2012, $4.8 million are related to offices which we have abandoned or reduced excess space within, which have been subleased or are available for sublease. At March 31, 2012, we had contractual subleases of $4.3 million, which is not reflected in the commitment table above and would offset the corresponding cash commitment. We may seek to exercise termination clauses, if any, to shorten the term of the lease commitments. The lease commitments for these offices extend through 2022.

We have commitments of approximately $4.3 million relating to costs associated with an information technology infrastructure project that we commenced during the quarter ended December 31, 2011 to support our corporate technology needs in addition to the needs of our expanding technology business. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system and although the contracts are non-cancelable the contracts contain termination clauses which would allow us to terminate the contracts for a penalty. Currently, we do not expect, however, to terminate these contracts and expect to pay approximately $4.8 million over the next three years through 2014.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. During the quarter ended March 31, 2012, we repurchased 232,006 shares for approximately $3.0 million. At March 31, 2012, we have repurchased 466,306 shares for approximately $5.6 million under the extended repurchase authority.

We believe that our current cash and cash equivalents, future cash flows from operations and borrowings under our credit facility will provide adequate liquidity to fund anticipated short-term and long-term operating activities. However, in the event we make significant cash expenditures in the future for major acquisitions or other unanticipated activities, we may require more liquidity than is currently available to us under our credit facility and may need to raise additional funds through debt or equity financings, as appropriate. In addition, if our lenders are not able to fund their commitments due to disruptions in the financial markets or otherwise, our liquidity could be negatively impacted.

Off-balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future impact on our financial condition or results of operations.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Recently Adopted Standards

In September 2011, the Financial Accounting Standards Board issued guidance which adds an optional qualitative assessment to goodwill impairment testing under Topic 350 — Intangibles — goodwill and other. The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. The guidance is effective for annual or interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any impact on our financial statements. However, it will change our processes around goodwill impairment testing (See Note 4 – Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under Topic 220 — Presentation of Comprehensive Income, an entity will have the option to present the components of net income and comprehensive income in either one continuous or two financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012 and elected to present the components of net income and comprehensive income in one continuous statement.

In December 2010, the Financial Accounting Standards Board issued guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 — Business Combinations, when comparative financial statements are presented. The update also requires additional disclosures of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This update is effective for acquisitions made in the first fiscal year beginning after December 15, 2010. We adopted this guidance effective January 1, 2011. The adoption of this guidance did not have any impact on our financial statements as it contains only disclosure requirements.

In March 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for fiscal years beginning on or after June 15, 2010. We have adopted this guidance effective January 1, 2011, and the impact of our adoption of this guidance on our consolidated balance sheets and statements of results of operations and cash flows was not material.

In September 2009, the Financial Accounting Standards Board issued guidance on revenue recognition which changes the criteria required to separate deliverables into separate units of accounting when they are sold in bundled arrangements. Previously, entities were required to have vendor-specific objective evidence of fair value or other third-party evidence of fair value. The elimination of these requirements to separate deliverables into separate units of accounting will put more focus on a vendor’s assessment of whether delivered items in multiple element arrangements have standalone value. The update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2011, and the impact of our adoption of this guidance on our consolidated balance sheets and statements of results of operations and cash flows was not material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At March 31, 2012, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At March 31, 2012, our interest rate swaps effectively fixed our LIBOR base rate on $90.0 million of our debt. Based on borrowings under the credit facility at March 31, 2012 and after giving effect to the impact of our interest rate swap agreements, our interest rate exposure is limited to $97.0 million of debt, and each quarter point change in market interest rates would result in approximately a $0.2 million change in annual interest expense.

At March 31, 2012, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2012, we had net assets of approximately $80.1 million with a functional currency of the UK Pound Sterling and $28.0 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At March 31, 2012, we had net assets denominated in the non-functional currency of approximately $1.1 million. As such, a ten percent change in the value of the local currency would result in $0.1 million currency gain or loss in our results of operations. Excess cash held outside the United States is immaterial and therefore we have limited exposure to repatriating funds back to the United States.

Item 4.	Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
January 1-31, 2012	86,180	$12.06	80,000	$96,476,346
February 1-29, 2012	65,000	$13.53	65,000	$95,517,114
March 1-31, 2012	178,038	$13.65	87,006	$94,410,124

Total	329,218	$13.21	232,006	$94,410,124

(a)	Includes 97,212 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions.

Item 6.	Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and Julie M. Howard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.2	First Amendment to Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.3	Letter Agreement, dated February 22, 2012, between Navigant Consulting, Inc. and William M. Goodyear Regarding Grants of Restricted Stock Units (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.4	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.5	Form of Non-Qualified Stock Option Award Agreement.

10.6	Form of Performance-Based Restricted Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard Chief Executive Officer

By:	/S/ THOMAS A. NARDI
Thomas A. Nardi Executive Vice President and Chief Financial Officer

Date: April 27, 2012