Form 10-Q
period 2012-06-30
NAVIGANT CONSULTING INC
filed 2012-07-27
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, 51,595,695 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

NAVIGANT CONSULTING, INC.

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$2,969
Accounts receivable, net	205,213	179,041
Prepaid expenses and other current assets	30,538	22,766
Deferred income tax assets	13,008	16,229

Total current assets	248,759	221,005
Non-current assets:
Property and equipment, net	42,472	41,138
Intangible assets, net	13,490	16,825
Goodwill	570,872	570,280
Other assets	25,513	25,953

Total assets	$901,106	$875,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,719	$16,261
Accrued liabilities	10,555	8,432
Accrued compensation-related costs	57,889	95,451
Income tax payable	—	3,558
Other current liabilities	34,130	32,622

Total current liabilities	119,293	156,324
Non-current liabilities:
Deferred income tax liabilities	62,633	52,964
Other non-current liabilities	17,116	20,445
Bank debt non-current	167,656	131,790

Total non-current liabilities	247,405	205,199

Total liabilities	366,698	361,523

Stockholders’ equity:
Common stock	62	61
Additional paid-in capital	575,895	567,627
Treasury stock	(207,112)	(197,602)
Retained earnings	177,571	156,373
Accumulated other comprehensive loss	(12,008)	(12,781)

Total stockholders’ equity	534,408	513,678

Total liabilities and stockholders’ equity	$901,106	$875,201

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues before reimbursements	$181,529	$173,293	$367,909	$342,897
Reimbursements	23,071	21,115	43,312	40,310

Total revenues	204,600	194,408	411,221	383,207
Cost of services before reimbursable expenses	122,243	116,822	246,203	231,637
Reimbursable expenses	23,071	21,115	43,312	40,310

Total costs of services	145,314	137,937	289,515	271,947
General and administrative expenses	35,848	31,143	71,405	63,552
Depreciation expense	3,740	3,206	7,256	6,583
Amortization expense	1,650	2,163	3,375	4,464
Other operating costs:
Contingent acquisition liability adjustment	620	—	620	—

Operating income	17,428	19,959	39,050	36,661
Interest expense	1,426	1,911	2,889	3,751
Interest income	(181)	(429)	(419)	(796)
Other expense (income), net	(144)	72	(39)	36

Income before income tax expense	16,327	18,405	36,619	33,670
Income tax expense	6,771	7,645	15,421	14,132

Net income	$9,556	$10,760	$21,198	$19,538

Basic net income per share	$0.19	$0.21	$0.42	$0.39
Shares used in computing net income per basic share	51,112	50,820	51,072	50,498
Diluted net income per share	$0.18	$0.21	$0.41	$0.38
Shares used in computing net income per diluted share	51,685	51,270	51,741	51,153
Other comprehensive income, net of tax
Net income	$9,556	$10,760	$21,198	$19,538
Unrealized (loss) gain, foreign currency translation	(2,560)	(2)	712	3,591
Unrealized net (loss) gain on interest rate derivatives, net of income taxes	(12)	80	61	212

Comprehensive income	$6,984	$10,838	$21,971	$23,341

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$21,198	$19,538
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	7,256	6,583
Amortization expense	3,375	4,464
Share-based compensation expense	4,939	4,133
Accretion of interest expense	274	529
Deferred income taxes	11,484	11,313
Allowance for uncollectible accounts receivable	3,053	3,028
Contingent acquisition liability adjustment	620	—
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(29,134)	(13,962)
Prepaid expenses and other assets	(5,196)	(4,745)
Accounts payable	449	889
Accrued liabilities	2,121	(217)
Accrued compensation-related costs	(37,544)	(11,751)
Income taxes payable	(2,852)	(2,266)
Other liabilities	3,292	(3,577)

Net cash (used in) provided by operating activities	(16,665)	13,959
Cash flows from investing activities:
Purchases of property and equipment	(10,979)	(3,401)
Acquisitions of businesses, net of cash acquired	—	(1,046)
Payments of acquisition liabilities	(1,106)	(10,217)
Other, net	(1,211)	(225)

Net cash used in investing activities	(13,296)	(14,889)
Cash flows from financing activities:
Issuances of common stock	2,127	1,050
Repurchase of common stock	(7,260)	—
Payments of contingent acquisition liabilities	(2,801)	—
Payment upon termination of credit agreement	—	(250,613)
Proceeds from new credit agreement	—	250,613
Net borrowings from banks	36,000	6,432
Payments of term loan	—	(4,599)
Payments of debt issuance costs	—	(2,814)
Other, net	(1,039)	(839)

Net cash provided by (used in) financing activities	27,027	(770)

Effect of exchange rate changes on cash and cash equivalents	(35)	103

Net decrease in cash and cash equivalents	(2,969)	(1,597)
Cash and cash equivalents at beginning of the period	2,969	1,981

Cash and cash equivalents at end of the period	$0	$384

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we”, “us”, or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance Advisory; Healthcare; and Energy; which were realigned in the second quarter of 2012. See Note 3 – Segment Information.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012.

These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on February 17, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. We have evaluated events and transactions occurring after the balance sheet date and prior to the date of this filing. We believe there are no such events or transactions that require disclosure for this filing.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under FASB Topic 220 — Presentation of Comprehensive Income, an entity will have the option to present the components of net income and comprehensive income in either one continuous or two financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012 and elected to present the components of net income and comprehensive income in one continuous financial statement.

2. ACQUISITIONS

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.6 million. The liability was recorded as other current and non-current liabilities. During the six months ended June 30, 2012, we settled $1.0 million of the contingent consideration and recorded $0.4 million of other operating costs reflecting a fair value adjustment of the contingent consideration. At June 30, 2012 the deferred contingent acquisition liability balance was $2.0 million (See Note 8 – Supplemental Consolidated Balance Sheet Information). As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, during 2011, we acquired two small businesses, one in May 2011 and one in October 2011, for an aggregate purchase price of $4.6 million, of which $2.9 million was paid in cash at closing. One of the acquired businesses was integrated into our Disputes, Investigations & Economics segment and the other was integrated into our Healthcare segment.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the 2011 acquisitions noted above had occurred as of the beginning of the periods presented. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (amounts shown in thousands, except per share data).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Total revenues	$204,600	$197,417	$411,221	$389,773
Net income	$9,556	$11,105	$21,198	$20,319
Basic net income per share	$0.19	$0.22	$0.42	$0.40
Diluted net income per share	$0.18	$0.22	$0.41	$0.40

3. SEGMENT INFORMATION

During the three months ended March 31, 2012, Julie M. Howard was named our Chief Executive Officer (CEO). As CEO, Ms. Howard fills the role of chief operating decision maker (CODM). Under her direction, a strategic realignment of the firm’s practices occurred during the second quarter of 2012, establishing four new operating and reportable segments that each report to a newly created Executive Vice President position. Our performance will be assessed and resources will be allocated by the CODM based on the following four reportable segments:

•	Disputes, Investigations & Economics

•	Financial, Risk & Compliance Advisory

•	Healthcare

•	Energy

The changes combine practices that serve comparable client types and address similar business issues and industry dynamics. The new segment reporting structure provides shareholders and other users of our financial statements with more useful information about several of our key growth businesses, particularly Energy and Healthcare. Finally, the segment realignment represents a shift in overall management of the practices to a global management model, positioning practice leaders to be accountable for the operations and performance of their teams across borders while leveraging local leadership to drive effectiveness.

CURRENT
	Disputes, Investigations & Economics	Financial, Risk & Compliance Advisory	Healthcare	Energy
Dispute & Investigative Services	Disputes & Investigations Construction	Global Investigations & Compliance
Business Consulting Services	Claims management	Financial Services Valuation & Financial Risk Management Restructuring	Healthcare	Energy
Economic Consulting	Economics
International Consulting	Disputes & Investigations Construction Public Services	Financial Services		Energy

•

The Disputes, Investigations & Economics segment provides accounting, financial and economic analysis, as well as discovery support, data management and analytics, on a wide range of legal and business issues including disputes, investigations and regulatory matters. The clients of this segment are principally companies, along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•

The Financial, Risk & Compliance Advisory segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption and restructuring consulting to clients in a broad variety of industries.

•	The Healthcare segment provides strategic, operational, management and financial advisory services to health systems, physician practice groups, payers and life sciences companies.

•

The Energy segment provides existing and prospective owners of energy supply and delivery assets with the ability to evaluate, plan, develop, and enhance their entities in concert with evolving market and regulatory structures. Clients include utilities, independent power producers, financial entities, law firms, regulators, and energy equipment providers.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to retention incentives (see Note 7 Share-based Compensation Expense and Note 8 — Supplemental Consolidated Balance Sheet Information).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior period segment data has been recast to be consistent with the current presentation.

Information on the segment operations has been summarized as follows (shown in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues before reimbursements:
Disputes, Investigations & Economics	$81,350	$86,140	$172,569	$170,937
Financial, Risk & Compliance Advisory	42,800	33,134	80,030	63,969
Healthcare	36,022	32,041	72,564	65,597
Energy	21,357	21,978	42,746	42,394

Total revenues before reimbursements	$181,529	$173,293	$367,909	$342,897

Total Revenues:
Disputes, Investigations & Economics	$86,894	$95,472	$183,983	$186,945
Financial, Risk & Compliance Advisory	52,847	37,408	96,675	73,565
Healthcare	40,839	36,102	81,765	73,270
Energy	24,020	25,426	48,798	49,427

Total revenues	$204,600	$194,408	$411,221	$383,207

Segment operating profit:
Disputes, Investigations & Economics	$27,995	$31,191	$62,163	$60,499
Financial, Risk & Compliance Advisory	15,402	11,136	29,157	21,378
Healthcare	11,463	9,659	22,933	20,373
Energy	7,475	8,324	14,729	16,058

Total segment operating profit	62,335	60,310	128,982	118,308
Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	35,848	31,143	71,405	63,552
Depreciation expense	3,740	3,206	7,256	6,583
Amortization expense	1,650	2,163	3,375	4,464
Other operating costs:
Contingent acquisition liability adjustment	620	—	620	—
Long-term compensation expense related to consultants (including share-based compensation)	3,049	3,839	7,276	7,048

Operating income	17,428	19,959	39,050	36,661
Interest and other expense, net	1,101	1,554	2,431	2,991

Income before income tax expense	$16,327	$18,405	$36,619	$33,670

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	June 30, 2012	December 31, 2011

Disputes, Investigations & Economics	$446,838	$437,431
Financial, Risk & Compliance Advisory	108,821	92,337
Healthcare	154,707	159,450
Energy	96,074	96,639
Unallocated assets	94,666	89,344

Total assets	$901,106	$875,201

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and other intangible assets consisted of (shown in thousands):

	June 30, 2012	December 31, 2011
Goodwill	$576,297	$575,705
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	570,872	570,280
Intangible assets:
Customer lists and relationships	72,905	72,679
Non-compete agreements	21,026	21,002
Other	23,893	23,901

Intangible assets, at cost	117,824	117,582
Less—accumulated amortization	(104,334)	(100,757)

Intangible assets, net	13,490	16,825

Goodwill and intangible assets, net	$584,362	$587,105

On January 1, 2012, we adopted the principles prescribed in Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment, including an annual goodwill impairment test.

During the three months ended June 30, 2012, we realigned our segments (see Note 3 – Segment Information). As a result of the realignment, the composition of our reporting units has changed. We now have four reporting units as defined by ASU Topic 350 (Intangibles — Goodwill and Other) which are the same as our operating segments. We re-assigned our goodwill balances using the relative fair value approach based on an evaluation of expected future discounted cash flows. The changes made to the goodwill balances of our reporting units, including the realignment for the six months ended June 30, 2012 and 2011, were as follows (shown in thousands).

	CURRENT SEGMENTS
FORMER SEGMENTS	Disputes, Investigations & Economics	Financial, Risk & Compliance Advisory	Healthcare	Energy	Total
Dispute and Investigative Services	$226,934	$36,266	$—	$—	$263,200
Business Consulting Services	2,584	10,355	115,527	66,837	195,303
Economic Consulting	61,759	—	—	—	61,759
International Consulting	35,181	10,341	—	4,496	50,018

Total new alignment as of December 31, 2011	326,458	56,962	115,527	71,333	570,280
Goodwill acquired					—
Adjustments	(71)	(23)			(94)
Foreign currency	686				686

Balance at June 30, 2012	$327,073	$56,939	$115,527	$71,333	$570,872

	CURRENT SEGMENTS
FORMER SEGMENTS	Disputes, Investigations & Economics	Financial, Risk & Compliance Advisory	Healthcare	Energy	Total
Dispute and Investigative Services	$224,291	$33,682	$—	$—	$257,973
Business Consulting Services	—	12,986	113,193	66,837	193,016
Economic Consulting	61,759	—	—	—	61,759
International Consulting	33,428	10,341	—	4,485	48,254

Total new alignment as of December 31, 2010	319,478	57,009	113,193	71,322	561,002
Goodwill acquired	1,856		264	11	2,131
Adjustments	(71)	(23)			(94)
Foreign currency	3,174				3,174

Balance at June 30, 2011	$324,437	$56,986	$113,457	$71,333	$566,213

In conjunction with the realignment and our annual goodwill impairment test we completed the first step of the goodwill impairment test for our goodwill balance as of May 31, 2012 and determined that the estimated fair value of each reporting unit before and after the realignment exceeded its net asset carrying value. Accordingly, there was no indication of impairment of our goodwill and therefore the second step was not performed.

Based on the new reporting units and our fair value assumptions, the excess of estimated fair value over net asset carrying value of each of our reporting units approximated 18% for Disputes, Investigations & Economics, 37% for Financial, Risk & Compliance Advisory, 17% for Healthcare and 32% for Energy. We estimated fair value of our reporting units based on internal projections completed during our quarterly forecasting process. The key assumptions include: profit margin improvement generally consistent with our longer-term historical performance; revenue growth rates also consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparables for our peer group; and cost of capital based on our averages. Each reporting unit’s estimated fair value depends on various factors including their expected ability to achieve profitable growth.

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

For the businesses acquired, (see Note 2 — Acquisitions), we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, customer lists and relationships, backlog revenue and trade names.

Our intangible assets have estimated useful lives ranging up to nine years which approximates the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At June 30, 2012, our intangible assets consisted of the following (amounts shown in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.4	$10,119
Non-compete agreements, net	2.9	861
Other intangible assets, net	2.9	2,510

Total intangible assets, net	3.3	$13,490

Total amortization expense for the six months ended June 30, 2012 and 2011 was $3.4 million and $4.5 million, respectively. Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2012 and in future years related to intangible assets at June 30, 2012 (shown in thousands):

Year Ending December 31,	Amount
2012 (July - December)	$2,798
2013	4,478
2014	3,514
2015	1,719
2016	719
Thereafter	262

Total	$13,490

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

The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic shares	51,112	50,820	51,072	50,498
Employee stock options	94	101	158	97
Restricted stock and restricted stock units	479	152	511	158
Business combination obligations payable in fixed dollar amount of shares	—	197	—	400

Diluted shares	51,685	51,270	51,741	51,153

Antidilutive shares[1]	446	876	354	918

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

6. STOCKHOLDERS’ EQUITY

The following summarizes the activity of stockholders’ equity during the six months ended June 30, 2012 (shown in thousands):

	Dollars	Shares
Stockholders’ equity at January 1, 2012	$513,678	51,094
Comprehensive income	21,971	—
Issuances of common stock	2,127	237
Issuances of restricted stock, net of forfeitures	—	394
Shares withheld to satisfy individual tax withholding obligations in connection with the vesting of restricted stock	(1,552)	(116)
Tax deficiencies, net of tax benefits on restricted stock and restricted stock units vested, and stock options exercised	(245)	—
Share-based compensation expense	4,939	—
Additional paid-in capital recorded through compensation-related costs	750	—
Common stock repurchased	(7,260)	(564)

Stockholders’ equity at June 30, 2012	$534,408	51,045

During the six months ended June 30, 2012, we repurchased 563,906 shares of our common stock at a weighted average price of $12.87. During the six months ended June 30, 2012, $0.8 million relating to incentive compensation for the 2011 performance year to be settled in the form of restricted stock units or cash at the employee’s election was recorded as additional paid in capital upon their election to receive restricted stock units (see Note 7 – Share-based compensation expense). At June 30, 2012, stockholders equity balance of $534.4 million included an accumulated other comprehensive loss balance of $12.0 million. This balance was comprised of an unrealized net foreign currency translation loss of $11.8 million and an unrealized net loss on interest rate derivatives of $0.2 million.

7. SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Amortization of restricted stock and restricted stock unit awards	$2,240	$2,126	$4,213	$3,490
Amortization of stock option awards	316	261	577	526
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	52	46	149	117

Total share-based compensation expense	$2,608	$2,433	$4,939	$4,133

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

The following table shows the amounts attributable to each category (shown in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Cost of services before reimbursable expenses	$1,461	$1,481	$2,859	$2,351
General and administrative expenses	1,147	952	2,080	1,782

Total share-based compensation expense	$2,608	$2,433	$4,939	$4,133

Restricted Stock and Restricted Stock Units Outstanding

The measurement price of our restricted stock and restricted stock units is the closing market price of our common stock at the date of grant. Restricted stock and restricted stock units granted prior to May 22, 2012 and outstanding during the periods covered by this report were made under the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended. Awards granted on or after this date were made under the Navigant Consulting Inc. 2012 Long-Term Incentive Plan approved by the Company’s shareholders at its annual meeting held on May 22, 2012.

At June 30, 2012, we had $15.6 million of total compensation costs related to unvested restricted stock and restricted stock units that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years.

The following table summarizes restricted stock activity:

	For the six months ended
	June 30,
	2012		2011
	Number of Shares (000’s)	Weighted Average Measurement Date Price	Number of Shares (000’s)	Weighted Average Measurement Date Price
Restricted stock outstanding at beginning of the period	1,052	$15.00	1,379	$15.61
Granted	—	—	106	9.52
Vested	(367)	15.57	(314)	15.96
Forfeited	(23)	11.42	(11)	18.63

Restricted stock outstanding at end of period	662	$14.81	1,160	$14.93

The following table summarizes restricted stock unit activity:

	For the six months ended
	June 30,
	2012		2011
	Number of Shares (000’s)	Weighted Average Measurement Date Price	Number of Shares (000’s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	702	$10.16	70	$13.65
Granted	570	13.35	671	9.69
Vested	(27)	12.65	(16)	15.00
Forfeited	(14)	10.53	(3)	15.33

Restricted stock units outstanding at end of period	1,231	$11.59	722	$9.93

On March 15, 2012, we granted an aggregate of 96,796 restricted stock units to selected executive officers. The restricted stock units will vest on the third anniversary of the grant date if and only to the extent that specified quantitative performance goals over the three-year period are met. Share-based compensation expense for the performance-based awards is determined based on estimated performance against pre-determined measures. The value at target performance is estimated at $1.3 million.

On April 16, 2012, we awarded $3.5 million in incentive compensation to certain senior practitioners as part of a long-term incentive program which provides for awards in the form of restricted stock units or restricted cash, based on employee election and is based on our financial performance for the prior year. Under this program, we granted 154,272 restricted stock units with a fair value of $2.2 million at grant date. The restricted stock units granted cliff-vest three years from grant date. The remaining $1.3 million of the award is payable in cash three years from the grant date.

During the three months ended June 30, 2012, 109,543 restricted stock units with a fair value of $1.5 million at grant date were granted to certain senior practitioners for retention purposes and cliff-vest four years from grant date, and 79,177 restricted stock units with a fair value of $0.9 million (assuming a target level of financial performance) at grant date were granted to our Executive Chairman of the Board of Directors which will vest one year from grant date if certain financial performance targets are achieved.

Stock Options Outstanding

During the six months ended June 30, 2012, we granted 143,621 stock options, with an aggregate fair value of $0.9 million at the grant date, to selected executive officers and non-employee members of our board of directors. These options vest ratably over three years and have an exercise price equal to the closing price of our common stock on the grant date.

8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (shown in thousands):

	June 30,	December 31,
	2012	2011
Billed amounts	$152,841	$138,664
Engagements in process	67,275	55,350
Allowance for uncollectible accounts	(14,903)	(14,973)

Accounts receivable, net	$205,213	$179,041

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows (shown in thousands):

	June 30,	December 31,
	2012	2011
Notes receivable—current	$7,996	$7,579
Prepaid and income tax receivable	5,451	—
Other prepaid expenses and other current assets	17,091	15,187

Prepaid expenses and other current assets	$30,538	$22,766

Other assets

The components of other assets were as follows (shown in thousands):

	June 30,	December 31,
	2012	2011
Notes receivable—non-current	$11,123	$10,707
Prepaid expenses and other non—current assets	14,390	15,246

Other assets	$25,513	$25,953

Notes receivable represent unsecured employee loans. These loans were issued to recruit and retain certain senior-level consultants. During the six months ended June 30, 2012 and 2011, we issued $5.4 million and $4.0 million, respectively. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to seven years. During the six months ended June 30, 2012 and 2011, we granted $2.7 million and $5.2 million, respectively, in sign-on and retention bonuses. At June 30, 2012, we had a balance of $16.9 million in unamortized sign-on and retention bonuses included in current prepaid expenses and other current assets and non-current assets.

Property and Equipment, net

Property and equipment, net consisted of (shown in thousands):

	June 30,	December 31,
	2012	2011
Furniture, fixtures and equipment	$62,023	$60,935
Software	36,717	35,473
Leasehold improvements	39,935	39,410

Property and equipment, at cost	138,675	135,818
Less: accumulated depreciation and amortization	(96,203)	(94,680)

Property and equipment, net	$42,472	$41,138

During the six months ended June 30, 2012, we made improvements to our technology infrastructure and expanded into a new lease for office space in Washington, D.C. Additionally, we disposed of $5.8 million in fully depreciated assets. We also made a cash payment of $1.6 million towards liabilities relating to additions made in the prior year and identified $1.6 million of equipment, at cost, as assets held for sale which are now classified in other assets.

Other Current Liabilities

The components of other current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2012	2011
Deferred acquisition liabilities	$12,110	$11,732
Deferred revenue	14,663	12,579
Deferred rent	1,753	2,028
Commitments on abandoned real estate	788	1,222
Interest rate swap liability (See Note 10)	—	417
Other liabilities	4,816	4,644

Other current liabilities	$34,130	$32,622

The deferred acquisition liabilities at June 30, 2012 consisted of cash obligations related to definitive and contingent purchase price considerations, which were recorded at net present value and fair value, respectively. During the six months ended June 30, 2012, we made cash payments of $2.8 million in connection with deferred contingent acquisition liabilities relating to prior period acquisitions and $1.1 million in connection with a definitive deferred acquisition liability. In addition, during the three months ended June 30, 2012, we made a net adjustment of $0.6 million relating to changes in the estimated fair value of performance-based contingent acquisition liabilities included in deferred acquisition liabilities above. The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (shown in thousands):

	June 30,	December 31,
	2012	2011
Deferred acquisition liabilities	$840	$4,326
Deferred rent—long term	11,077	9,429
Commitments on abandoned real estate	303	453
Interest rate swap liability (See Note 10)	355	42
Other non-current liabilities	4,541	6,195

Total other non-current liabilities	$17,116	$20,445

The deferred acquisition liabilities at June 30, 2012 consisted of cash obligations related to definitive and contingent purchase price considerations, which were recorded at net present value and fair value, respectively.

The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2022.

9. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Supplemental information regarding the impact of interest and taxes on cash flows is as follows (shown in thousands):

	For the six months ended June 30,
	2012	2011
Interest paid	$2,076	$2,949
Income taxes paid, net of refunds	$10,697	$7,963

10. DERIVATIVES AND HEDGING ACTIVITY

During the six months ended June 30, 2012, the following interest rate swaps were outstanding (summarized based on date of execution):

Date executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
December 2009	4	June 30, 2010	May 31, 2012	1.83%	$60.0
March 2010	2	June 30, 2010	May 31, 2012	1.45%	$30.0
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to the interest rate derivatives during the six months ended June 30, 2012 or 2011. For the six months ended June 30, 2012 and 2011, we recorded $0.5 million and $0.6 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives. In May 2012, $90.0 million notional amount interest rate swaps matured.

At June 30, 2012, we had a $0.4 million net liability related to the interest rate derivatives. During the six months ended June 30, 2012, we recorded $0.1 million of unrealized gains related to our derivatives, which is net of income taxes, to accumulated other comprehensive income.

11. BANK DEBT

Our credit agreement provides a five-year, $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies, including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro.

At June 30, 2012, we had aggregate borrowings of $167.7 million, compared to $131.8 million at December 31, 2011. Based on our financial covenants at June 30, 2012, a maximum of approximately $180.0 million was available in additional borrowings under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At June

30, 2012, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 10 — Derivatives and Hedging Activity) was 2.6% and 2.8% for the three months ended June 30, 2012 and 2011, respectively, and 2.9% and 2.8% for the six months ended June 30, 2012 and 2011, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA, as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2012, under the definitions in the credit agreement, our consolidated leverage ratio was 1.6 and our consolidated interest coverage ratio was 4.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at June 30, 2012; however, there can be no assurances that we will remain in compliance in the future.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2012, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

At June 30, 2012, the carrying value of our bank debt approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2012 based upon the short-term nature of the assets and liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (shown in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2012
Interest rate swaps, net (recorded in other non-current liabilities)	—	$355	—	$355
At December 31, 2011
Interest rate swaps, net (recorded in other current/non-current liabilities)	—	$459	—	$459

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

Because our ability to derive fees is largely reliant on the hiring and retention of personnel, the average number of full-time equivalents (FTEs) and their utilization levels are important drivers of our business. The average number of FTEs is adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our FTEs in response to changing demand.

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

Acquisitions

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.6 million. The liability was recorded as other current and non-current liabilities. During the six months ended June 30, 2012, we settled $1.0 million of the contingent consideration and recorded $0.4 million of other operating costs reflecting a fair value adjustment of the contingent consideration. At June 30, 2012 the contingent liability balance was $2.0 million (See Note 8 – Supplemental Consolidated Balance Sheet Information). As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, during 2011, we acquired two small businesses, one in May 2011 and one in October 2011, for an aggregate purchase price of $4.6 million, of which $2.9 million was paid in cash at closing. One of the acquired businesses was integrated into our Disputes, Investigations & Economics segment and the other was integrated into our Healthcare segment.

Key Operating Metrics

We include the following metrics in order to provide additional operating information related to our business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. During the three months ended June 30, 2012, in connection with our realignment (see Note 3 – Segment Information to the notes to our unaudited consolidated financial statements), we revised the definition of our technology businesses. Our Technology, Data & Process business is composed of technology solutions, invoice and insurance claims processing, market research and benchmarking businesses. Prior period operating metrics have been revised to reflect all changes made to the following definitions.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Consulting FTE — individuals assigned to client services who record time to client engagements;

•

Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above, who do not generally record time to specific client projects; and therefore, are not included in average bill rate and average utilization metrics described below;

•	Non-billable FTE— individuals assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions.

•

Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and non-billable criteria also apply to period-end FTE.

•

Average bill rate is calculated by dividing fee revenues before certain adjustments, such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance based services and related to Technology, Data & Process FTE are excluded from average bill rate. As discussed above, changes in our definition of our Technology, Data & Process business resulted in changes to previously reported average bill rate.

•

Average utilization rate is calculated by dividing the number of hours of our consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually). As discussed above, changes in our definition of our Technology, Data & Process business resulted in changes to previously reported average utilization.

•	Billable hours are the number of hours our consulting FTE recorded time to client engagements during the reporting period.

•

Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense related to consultants includes share-based compensation expense and compensation expense attributable to retention incentives.

All FTE, utilization, and average bill rate metric data provided in this report excludes the impact of independent contractors and project employees.

Results for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

			2012 over			2012 over
			2011			2011
	For the three months ended June 30,		Increase (Decrease)	For the six months ended June 30,		Increase (Decrease)
	2012	2011	Percentage	2012	2011	Percentage
Key operating metrics:
Average FTE
-Consulting	1,550	1,542	0.5	1,560	1,555	0.3
-Technology, Data & Process	342	222	54.1	334	218	53.2
-Non-billable	532	527	0.9	528	527	0.2
Period end FTE
-Consulting	1,522	1,546	(1.6)	1,522	1,546	(1.6)
-Technology, Data & Process	351	222	58.1	351	222	58.1
-Non-billable	542	526	3.0	542	526	3.0
Average bill rate	$281	$283	(0.7)	$285	$282	1.1
Utilization	73%	80%	(8.8)	75%	79%	(5.1)

During the three months ended June 30, 2012 compared to the corresponding period in 2011, we reported a $1.2 million decrease in net income. A 4.8% increase in revenues before reimbursements was more than offset by higher costs of services as well as higher general and administrative expenses and higher depreciation expense.

During the six months ended June 30, 2012 compared to the corresponding period in 2011, we reported a $1.7 million, or 8.5%, increase in net income. Revenues before reimbursements increased by 7.3% over the corresponding period in 2011 and were partially offset by increased costs of services, general and administrative expenses and depreciation expense.

Revenues before Reimbursements. For the three months ended June 30, 2012, revenues before reimbursements increased 4.8% compared to the corresponding period in 2011. The growth was aided by the Financial, Risk & Compliance Advisory and Healthcare segments, which saw their revenues before reimbursements increase by 29.2% and 12.4%, respectively, over the corresponding period in 2011. The revenue decline in our Disputes, Investigations & Economics and Energy segments was more than offset by stronger contributions from the other two segments.

Revenues before reimbursements included performance-based fees of $4.8 million for the three months ended June 30, 2012, compared to $1.5 million in the corresponding period in 2011. Currency impacts were minimal for the three months ended June 30, 2012 compared to the corresponding period in 2011.

Utilization levels for the three months ended June 30, 2012 ran at 73%, lower than the 80% utilization rate for the corresponding period in 2011. The decrease in utilization was offset by an increase in contractor and project employee resources, whose billable hours contributed to revenue before reimbursements increase and were not captured in our utilization metric. Average bill rate decreased marginally to $281. Average FTE (Consulting plus Technology) increased by approximately 130 FTEs, or about 7.3% over the prior year—the majority of that increase occurred in our Healthcare segment as well as in our Disputes, Investigations & Economics technology services group.

For the six months ended June 30, 2012, revenues before reimbursements increased 7.3% compared to the corresponding period in 2011. The growth was driven by the Financial, Risk & Compliance Advisory and Healthcare segments, where revenues before reimbursements increased by 25.1% and 10.6%, respectively, over the corresponding period in 2011. Revenues before reimbursements in our Disputes, Investigations & Economics and Energy segments remained virtually flat over the corresponding period in 2011.

Revenues before reimbursements included performance-based fees of $6.7 million for the six months ended June 30, 2012, compared to $5.0 million in the corresponding period in 2011. Currency impacts were minimal for the six months ended June 30, 2012 compared to the corresponding period in 2011.

Utilization levels for the six months ended June 30, 2012 ran at 75%, down from the 79% utilization rate for the corresponding period in 2011. Average bill rate increased to $285 for the six months ended June 30, 2012 compared to $282 for the corresponding period in 2011. Average FTE (Consulting plus Technology, Data & Process) increased by approximately 120 FTEs, or about 6.8% over the prior year.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 4.6% for the three months ended June 30, 2012 compared to the corresponding period in 2011. The increased cost of services was mainly due to wages and benefits associated with both increased full time, as well as higher project based, staffing levels and sales and marketing expenses.

Cost of services before reimbursable expenses increased 6.3% for the six months ended June 30, 2012 compared to the corresponding period in 2011. The increased cost of services was mainly due to higher wages and benefits associated with increased full time, as well as higher project based, staffing levels.

General and Administrative Expenses. General and administrative expenses increased by $4.7 million, or 15.1%, for the three months ended June 30, 2012 compared to the corresponding period in 2011. The increase was driven by higher costs related to growth, information technology investments, increased wages and benefits and employee and client development expenses. Also contributing to the increase was higher bad debt expense, which increased $0.9 million for the three months ended June 30, 2012 compared to the corresponding period in 2011. Our days sales outstanding at June 30, 2012 and 2011 were 84 and 82 days, respectively. Our allowance for uncollectible accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

General and administrative expenses were 19.7% and 18.0% of revenues before reimbursements for the three months ended June 30, 2012 and 2011, respectively. The increase was mainly a result of an increase in information technology, wages and medical costs.

General and administrative expenses increased by $7.9 million, or 12.4%, for the six months ended June 30, 2012 compared to the corresponding period in 2011. The increase was driven by higher costs related to growth, increased wages and benefits, information technology investments and employee and client development expenses. Bad debt expense was mostly flat for the six months ended June 30, 2012 compared to the corresponding period in 2011.

General and administrative expenses were 19.4% and 18.5% of revenues before reimbursements for the six months ended June, 2012 and 2011, respectively, for the reasons discussed above.

Depreciation Expense. The increase in depreciation expense of 16.7% and 10.2% for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011 was primarily due to recent technology infrastructure spending.

Amortization Expense. Amortization expense decreased 23.7% and 24.4% for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011. This was due to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term, partially offset by increased amortization relating to recent acquisitions.

Other Operating Costs – Contingent Acquisition Liability Adjustment. During the three months ended June 30, 2012, we recorded a $0.6 million expense relating to a fair value adjustment for our contingent acquisition liabilities (see Note 8 – Supplemental Balance Sheet Information to the notes to our unaudited consolidated financial statements).

Interest Expense. Interest expense decreased 25.4% for the three months ended June 30, 2012 compared to the corresponding period in 2011. This was primarily due to lower average borrowings for the three months ended June 30, 2012 compared to the corresponding period in 2011, partially offset by higher amortization of financing fees due to the debt refinancing in 2011. Our average borrowing rate under our credit facility, including the impact of our interest rate swap agreements (see Note 10 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), was 2.6% and 2.8% for the three months ended June 30, 2012 and 2011, respectively. (See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our bank debt.)

Interest expense decreased 23.0% for the six months ended June 30, 2012 compared to the corresponding period in 2011, for the reasons discussed above. Our average borrowing rate under our credit facility, including the impact of our interest rate swap agreements (see Note 10 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), was 2.9% and 2.8% for the six months ended June 30, 2012 and 2011, respectively. (See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our bank debt.)

Income Tax Expense. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates as well as various permanent book/tax differences. Our effective income tax rate was 41.5% for each of the three months ended June 30, 2012 and 2011. Our effective income tax rate for the six months ended June 30, 2012 was 42.1% compared to 42.0% for the corresponding period in 2011.

Segment Results

During the three months ended March 31, 2012, Julie M. Howard was named our CEO. As CEO, Ms. Howard fills the role of CODM. Under her direction, a realignment of the firm’s practices occurred during second quarter 2012, establishing four new operating and reportable segments that each report to a newly created Executive Vice President position.

The changes combine practices that serve comparable client types and address similar business issues and industry dynamics. The new segment reporting structure provides shareholders and other users of our financial statements with more useful information about several of our key growth businesses, particularly Energy and Healthcare. Finally, the segment realignment represents a shift in overall management of the practices to a global management model, positioning practice leaders to be accountable for the operations and performance of their teams across borders while leveraging local leadership to drive effectiveness. Further information can be found in Note 3 – Segment Information to the notes to our unaudited consolidated financial statements.

Our operating segments will be the same as our reporting segments. Our performance will be assessed and resources are allocated by our CODM based on the following four reportable segments:

•	Disputes, Investigations & Economics

•	Financial, Risk & Compliance Advisory

•	Healthcare

•	Energy

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 3 — Segment Information to the notes to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense related to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to retention incentives (see Note 8 — Supplemental Consolidated Balance Sheet Information to the notes to our unaudited consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior year segment data has been recast to be consistent with the current presentation.

Disputes, Investigations & Economics
			2012 over			2012 over
			2011			2011
	For the three months ended June 30,		Increase (Decrease)	For the six months ended June 30,		Increase (Decrease)
	2012	2011	Percentage	2012	2011	Percentage
Revenues before reimbursements (in 000’s)	$81,350	$86,140	(5.6)	$172,569	$170,937	1.0
Total revenues (in 000’s)	$86,894	$95,472	(9.0)	$183,983	$186,945	(1.6)
Segment operating profit (in 000’s)	$27,995	$31,191	(10.2)	$62,163	$60,499	2.8
Key segment operating metrics:
Segment operating profit margin	34.4%	36.2%	(5.0)	36.0%	35.4%	1.7
Average FTE—Consulting	617	664	(7.1)	625	677	(7.7)
Average FTE – Technology, Data & Process	177	109	62.4	169	110	53.6
Average utilization rates based on 1,850 hours	69%	79%	(12.7)	73%	77%	(5.2)
Average bill rate	$340	$326	4.3	$340	$325	4.6

The Disputes, Investigations & Economics segment provides accounting, financial and economic analysis, as well as discovery support, data management and analytics, on a wide range of legal and business issues including disputes, investigations and regulatory matters. The clients of this segment are principally companies, along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

Revenues before reimbursements for this segment decreased 5.6% for the three months ended June 30, 2012 compared to the corresponding period in 2011. The decrease was driven mainly by the wind down of a few large engagements, and lower demand related to general litigation. Credit crisis related engagements and continued strength in our technology-related services partially mitigated this decline. Average FTE – Consulting decreased 7.1% for the three months ended June 30, 2012 compared to the corresponding period in 2011 due to attrition in non-critical areas while our technology based staffing levels grew significantly with growing demand and our acquisition of Ignited Solutions in July of 2011, which added 27 FTE’s at the time. Average bill rate increased 4.3% for the three months ended June 30, 2012 compared to the corresponding period in 2011, due to staffing mix. Utilization decreased 12.7% for the same period, reflecting softness in demand. Including the impact of our acquisition of Ignited Solutions on a pro forma basis, revenues before reimbursements decreased 7.5% for the three months ended June 30, 2012 compared to the corresponding period in 2011. For the three months ended June 30, 2012, segment operating profit decreased $3.2 million, and segment operating profit margins decreased 1.8 percentage points compared to the corresponding period in 2011, mainly as a result of decreased revenue and higher segment-related marketing costs.

Revenues before reimbursements for this segment increased 1.0% for the six months ended June 30, 2012 compared to the corresponding period in 2011 as a result of our strong first quarter partially offset by lower second quarter results. The increase was mainly a result of continued demand in our credit crisis engagements and strength in our technology services partially offset by the lower demand related to general litigation and a wind down of a few large engagements. For the six months ended June 30, 2012 compared to the corresponding period in 2011, Average FTE – Consulting decreased 7.7% for the reasons discussed above. Average bill rate increased 4.6% for the six months ended June 30, 2012 compared to the corresponding period in 2011, and utilization decreased 5.2% for the same period. Including the impact of our acquisition of Ignited Solutions on a pro forma basis, revenues before reimbursements decreased 1.5% for the six months ended June 30, 2012 compared to the corresponding period in 2011. Segment operating profit increased $1.7 million, and segment operating profit margins increased 0.6 percentage points mainly as a result of increased revenue partially offset by higher segment related marketing costs.

Financial, Risk & Compliance Advisory
			2012 over			2012 over
			2011			2011
	For the three months ended June 30,		Increase (Decrease)	For the six months ended June 30,		Increase (Decrease)
	2012	2011	Percentage	2012	2011	Percentage
Revenues before reimbursements (in 000’s)	$42,800	$33,134	29.2	$80,030	$63,969	25.1
Total revenues (in 000’s)	$52,847	$37,408	41.3	$96,675	$73,565	31.4
Segment operating profit (in 000’s)	$15,402	$11,136	38.3	$29,157	$21,378	36.4
Key segment operating metrics:
Segment operating profit margin	36.0%	33.6%	7.1	36.4%	33.4%	9.0
Average FTE—Consulting	276	242	14.0	274	241	13.7
Average utilization rates based on 1,850 hours	70%	79%	(11.4)	72%	79%	(8.9)
Average bill rate	$299	$340	(12.1)	$303	$329	(7.9)

The Financial, Risk & Compliance Advisory segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption and restructuring consulting to clients in a broad variety of industries.

Revenues before reimbursements for this segment increased 29.2% for the three months ended June 30, 2012 compared to the corresponding period in 2011. The increase was mainly a result of ongoing success of several major engagements in the mortgage servicing review area. Also, contributing to the increase were performance based fees which totaled $3.9 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. Average FTE – Consulting increased 14.0% for the three months ended June 30, 2012 compared to the corresponding period in 2011 mainly due to increased demand for mortgage reviews and demand for compliance services during 2011 and early 2012. Average bill rate decreased 12.1% for the three months ended June 30, 2012 compared to the corresponding period in 2011, mainly due to increased leverage. Utilization decreased 11.4% for the same period. This segment utilizes a large number of contractors and project employees, which are not captured in the utilization or FTE metrics. The actual hours generating margin exceeds the hours worked by our FTE employees. Segment operating profit increased $4.3 million and segment operating profit margins increased 2.4 percentage points mainly as a result of project mix, performance based fees and staffing mix offset by an increase in wages and benefits as a result of the additional headcount and higher segment-related marketing costs.

Revenues before reimbursements for this segment increased 25.1% for the six months ended June 30, 2012 compared to the corresponding period in 2011. This segment achieved significant growth, mainly as a result of the ongoing success of several major engagements in the mortgage servicing area. Also, performance based fees totaled $5.3 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively. Average FTE – Consulting increased 13.7% for the six months ended June 30, 2012 compared to the corresponding period in 2011 for reasons discussed above. Average bill rate decreased 7.9% and utilization decreased 8.9% for the six months ended June 30, 2012 compared to the corresponding period in 2011 for similar reasons discussed above. For the six months ended June 30, 2012, segment operating profit increased $7.8 million and segment operating profit margins increased 3.0 percentage points compared to the corresponding period in 2011, mainly a result of project and staffing mix offset by an increase in wages and benefits as a result of the additional headcount and higher segment-related marketing costs.

Healthcare
			2012 over			2012 over
			2011			2011
	For the three months ended June 30,		Increase (Decrease)	For the six months ended June 30,		Increase (Decrease)
	2012	2011	Percentage	2012	2011	Percentage
Revenues before reimbursements (in 000’s)	$36,022	$32,041	12.4	$72,564	$65,597	10.6
Total revenues (in 000’s)	$40,839	$36,102	13.1	$81,765	$73,270	11.6
Segment operating profit (in 000’s)	$11,463	$9,659	18.7	$22,933	$20,373	12.6
Key segment operating metrics:
Segment operating profit margin	31.8%	30.1%	5.6	31.6%	31.1%	1.6
Average FTE—Consulting	355	346	2.6	360	351	2.6
Average FTE – Technology, Data & Process	155	113	37.2	155	108	43.5
Average utilization rates based on 1,850 hours	79%	79%	—	79%	78%	1.3
Average bill rate	$250	$241	3.7	$251	$242	3.7

The Healthcare segment provides strategic, operational, management and financial advisory services to health systems, physician practice groups, payers and life sciences companies.

Revenues before reimbursements for this segment increased 12.4% for the three months ended June 30, 2012 compared to the corresponding period in 2011. The U.S. healthcare industry continues to drive change for our payer, provider and physician clients, resulting in our revenue growth. Additionally, our life sciences market continues to gain traction. Utilization was a strong 79% for the three months ended June 30, 2012, remaining flat with the corresponding period in 2011. Average FTE —Technology, Data & Process increased 37.2% for the three months ended June 30, 2012 compared to the corresponding period in 2011 to support our growing claims and billing processing and technology solutions clients. Average bill rate increased 3.7% for the same period. For the three months ended June 30, 2012, segment operating profit increased $1.8 million, and segment operating profit margin increased 1.7 percentage points compared to the corresponding period in 2011, due to higher revenue partially offset by increased wages and benefits as a result of the higher headcount.

Revenues before reimbursements for this segment increased 10.6% for the six months ended June 30, 2012 compared to the corresponding period in 2011. Utilization increased slightly while average FTE – Consulting increased 2.6% and average FTE —Technology, Data & Process increased 43.5% for the six months ended June 30, 2012 compared to the corresponding period in 2011 for the reasons discussed above. For the six months ended June 30, 2012, segment operating profit increased $2.6 million, and segment operating profit margins increased 0.5 percentage points compared to the corresponding period in 2011.

Energy
			2012 over			2012 over
			2011			2011
	For the three months ended June 30,		Increase (Decrease)	For the six months ended June 30,		Increase (Decrease)
	2012	2011	Percentage	2012	2011	Percentage
Revenues before reimbursements (in 000’s)	$21,357	$21,978	(2.8)	$42,746	$42,394	0.8
Total revenues (in 000’s)	$24,020	$25,426	(5.5)	$48,798	$49,427	(1.3)
Segment operating profit (in 000’s)	$7,475	$8,324	(10.2)	$14,729	$16,058	(8.3)
Key segment operating metrics:
Segment operating profit margin	35.0%	37.9%	(7.7)	34.5%	37.9%	(9.0)
Average FTE—Consulting	302	290	4.1	301	286	5.2
Average FTE – Technology, Data & Process	10	—	n/a	10	—	n/a
Average utilization rates based on 1,850 hours	76%	83%	(8.4)	76%	82%	(7.3)
Average bill rate	$192	$189	1.6	$193	$190	1.6

The Energy segment provides existing and prospective owners of energy supply and delivery assets with the ability to evaluate, plan, develop and enhance the value of their entities in concert with evolving market and regulatory structures. Clients include utilities, independent power producers, financial entities, law firms, regulators and energy equipment providers.

Revenues before reimbursements for this segment decreased 2.8% for the three months ended June 30, 2012 compared to the corresponding period in 2011. The decrease relates to delayed initiation of a few significant engagements. Utilization decreased 8.4% for the three months ended June 30, 2012 compared to the corresponding period in 2011 due to the delayed start of a few engagements, as discussed above. Average FTE — Consulting increased 4.1% for the three months ended June 30, 2012 compared to the corresponding period in 2011, primarily in the energy efficiency group. For the three months ended June 30, 2012, segment operating profit decreased $0.8 million, and segment operating profit margin decreased 2.9 percentage points compared to the corresponding period in 2011 due to lower utilization and higher wages and benefits costs. In July 2012, we announced the acquisition of Pike Research, which is expected to complement the segment with its subscription revenues.

Revenues before reimbursements for this segment increased 0.8% for the six months ended June 30, 2012 compared to the corresponding period in 2011. Utilization decreased 7.3% for the six months ended June 30, 2012 compared to the corresponding period in 2011. Average FTE —Consulting increased 5.2% for the six months ended June 30, 2012 compared to the corresponding period in 2011. For the six months ended June 30, 2012, segment operating profit decreased $1.3 million, and segment operating profit margin decreased 3.4 percentage points compared to the corresponding period in 2011, due to lower utilization and higher wages and benefits costs.

Liquidity and Capital Resources

Our cash flow activities were as follows (shown in thousands) for the six months ended June 30,

	2012	2011
Net cash (used in) provided by operating activities	$(16,665)	$13,959
Net cash used in investing activities	(13,296)	(14,889)
Net cash provided by (used in) financing activities	27,027	(770)

Generally, our net cash provided by operating activities is used to fund our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ net cash from operations are expected to be positive. We continued with our share repurchase program initiated in the fourth quarter of 2011 and continued to support our Technology, Data & Process businesses with capital expenditures relating to software development and data capacity. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 84 days at June 30, 2012, compared to 82 days at June 30, 2011.

Operating Activities

Net cash used in operating activities was $16.7 million for the six months ended June 30, 2012 compared to $14.0 million net cash provided by operating activities for the corresponding period in 2011. The decrease in cash provided by operating activities was primarily due to higher incentive bonus payments for the 2011 performance year paid in 2012 and a higher accounts receivable balance.

Investing Activities

Net cash used in investing activities was $13.3 million for the six months ended June 30, 2012 compared to $14.9 million for the corresponding period in 2011. Higher capital expenditures as we invest in our technology infrastructure and higher furniture and fixture spending relating to new office space in Washington, D.C. was offset by lower acquisition liability payments in 2012.

In July 2012, we acquired Pike Research, an energy market intelligence and industry report firm, for which $1.9 million was paid in cash at closing, $1.0 million in deferred purchase price obligations are payable a year from closing and $4.0 million in contingent earn-out obligations, if earned, will be payable over three years from closing.

Financing Activities

Net cash provided by financing activities increased to $27.0 million for the six months ended June 30, 2012 compared to net cash used in financing activities of $0.8 million for the corresponding period in 2011. The increase was primarily due to borrowings under our credit facility used to pay increased incentive bonus payments which were higher in 2012 due to a strong 2011 performance year. In addition, during the six months ended June 30, 2012, we purchased 563,906 shares of our common stock in the open market for $7.3 million. Also during the six months ended June 30, 2012, certain contingent acquisition liabilities were paid relating to prior year acquisitions.

Debt, Commitments and Capital

We currently have an unsecured credit agreement with a syndicate of banks which provides a five-year, $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. At June 30, 2012, we had aggregate borrowings of $167.7 million, compared to $131.8 million at December 31, 2011 and $205.2 million at June 30, 2011. Based on our financial covenant restrictions at June 30, 2012, a maximum of approximately $180.0 million was available in additional borrowings under the credit facility. For further details and terms of the agreement, see Note 11- Bank Debt to the notes to our unaudited consolidated financial statements.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement) of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1.

At June 30, 2012, under the definitions in the credit agreement, our consolidated leverage ratio was 1.6 and our consolidated interest coverage ratio was 4.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement as of June 30, 2012; however, there can be no assurances that we will remain in compliance in the future.

At June 30, 2012, including the above mentioned credit facility, we had total contractual obligations of $297.4 million. The following table shows the components of our significant commitments at June 30, 2012 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	2012	2013 to 2014	2015 to 2016	Thereafter
Deferred acquisition liability	$12,950	$9,637	$3,313	$0	$0
Purchase agreements	4,165	0	4,165	0	0
Revolving credit facility	167,656	0	0	167,656	0
Lease commitments	112,675	13,721	39,794	26,763	32,397

	$297,446	$23,358	$47,272	$194,419	$32,397

We have commitments recorded in other current and non-current liabilities of approximately $4.2 million (reflected in table above) relating to costs associated with an information technology infrastructure project that we commenced during the quarter ended December 31, 2011 to support our corporate technology needs in addition to the needs of our expanding technology business. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system which contain termination clauses allowing us to terminate the contracts for a penalty. Currently, we do not expect, however, to terminate these contracts and expect to pay approximately $4.0 million over the next three years through 2014. At June 30, 2012, we had $13.0 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $8.5 million is in the form of contingent acquisition liability obligations which was recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Should each of these acquisitions reach their maximum target, our maximum payout would be $10.4 million.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock, in open market or private transactions. During the six months ended June 30, 2012, we repurchased 563,906 shares for $7.3 million. Through June 30, 2012, we have repurchased 798,206 shares for approximately $9.8 million.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In September 2011, the Financial Accounting Standards Board issued guidance which adds an optional qualitative assessment to goodwill impairment testing under Topic 350 — Intangibles — goodwill and other. The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. The guidance is effective for annual or interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any impact on our financial statements.

In June 2011, the Financial Accounting Standards Board issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under Topic 220 — Presentation of Comprehensive Income, an entity will have the option to present the components of net income and comprehensive income in either one or two financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance impacted our disclosures only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At June 30, 2012, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At June 30, 2012, our interest rate swaps effectively fixed our LIBOR base rate on $15.0 million of our debt. Based on borrowings under the credit facility at June 30, 2012 and after giving effect to the impact of our interest rate swap agreements, our interest rate exposure is limited to $152.7 million of debt, and each quarter point change in market interest rates would result in approximately a $0.4 million change in annual interest expense.

At June 30, 2012, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2012, we had net assets of approximately $75.4 million with a functional currency of the UK Pound Sterling and $26.4 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At June 30, 2012, we had net assets denominated in the non-functional currency of approximately $1.3 million. As such, a ten percent change in the value of the local currency would result in $0.1 million currency gain or loss in our results of operations. Excess cash held outside the United States is immaterial and therefore we have limited exposure to repatriating funds back to the United States.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
April 1-30, 2012	91,369	$14.13	80,000	$93,277,264
May 1-31, 2012	127,227	$12.95	125,900	$91,646,494
June 1-30, 2012	127,792	$11.62	126,000	$90,182,337

Total	346,388	$12.77	331,900	$90,182,337

(a)	Includes 14,488 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Navigant Consulting, Inc., effective May 22, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.1	Second Amendment to Employment Agreement, effective as of May 11, 2012, by and between Navigant Consulting, Inc. and William M. Goodyear.

10.2	Letter Agreement, dated June 28, 2012, between Navigant Consulting, Inc. and William M. Goodyear Regarding Grants of Restricted Stock Units.

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan).

10.4	Navigant Consulting, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.5	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.6	Form of Non-Employee Director Stock Option Agreement (2012 Long-Term Incentive Plan).

10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan).

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard Chief Executive Officer

By:	/S/ THOMAS A. NARDI
Thomas A. Nardi Executive Vice President and Chief Financial Officer

Date: July 27, 2012