Form 10-Q
period 2012-09-30
NAVIGANT CONSULTING INC
filed 2012-10-31
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, 51,155,282 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,239	$2,969
Accounts receivable, net	209,594	179,041
Prepaid expenses and other current assets	27,066	22,766
Deferred income tax assets	13,757	16,229

Total current assets	251,656	221,005
Non-current assets:
Property and equipment, net	45,542	41,138
Intangible assets, net	12,430	16,825
Goodwill	583,459	570,280
Other assets	32,226	25,953

Total assets	$925,313	$875,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,867	$16,261
Accrued liabilities	11,561	8,432
Accrued compensation-related costs	65,096	95,451
Income tax payable	897	3,558
Other current liabilities	37,578	32,622

Total current liabilities	133,999	156,324
Non-current liabilities:
Deferred income tax liabilities	64,945	52,964
Other non-current liabilities	23,272	20,445
Bank debt non-current	155,538	131,790

Total non-current liabilities	243,755	205,199

Total liabilities	377,754	361,523

Stockholders’ equity:
Common stock	62	61
Additional paid-in capital	579,366	567,627
Treasury stock	(212,585)	(197,602)
Retained earnings	189,015	156,373
Accumulated other comprehensive loss	(8,299)	(12,781)

Total stockholders’ equity	547,559	513,678

Total liabilities and stockholders’ equity	$925,313	$875,201

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Revenues before reimbursements	$181,128	$181,821	$549,037	$524,718
Reimbursements	26,935	22,651	70,247	62,961

Total revenues	208,063	204,472	619,284	587,679
Cost of services before reimbursable expenses	122,392	123,209	368,595	354,846
Reimbursable expenses	26,935	22,651	70,247	62,961

Total costs of services	149,327	145,860	438,842	417,807
General and administrative expenses	33,086	32,863	104,491	96,415
Depreciation expense	3,618	3,481	10,874	10,064
Amortization expense	1,504	2,234	4,879	6,698
Other operating costs:
Contingent acquisition liability adjustment	—	—	620	—

Operating income	20,528	20,034	59,578	56,695
Interest expense	1,297	1,907	4,186	5,658
Interest income	(167)	(396)	(586)	(1,192)
Other expense (income), net	95	(206)	56	(170)

Income before income tax expense	19,303	18,729	55,922	52,399
Income tax expense	7,859	8,193	23,280	22,325

Net income	$11,444	$10,536	$32,642	$30,074

Basic net income per share	$0.22	$0.21	$0.64	$0.59
Shares used in computing net income per basic share	50,863	51,109	51,002	50,702

Diluted net income per share	$0.22	$0.20	$0.63	$0.59
Shares used in computing net income per diluted share	51,460	51,487	51,647	51,263

Other comprehensive income, net of tax
Net income	$11,444	$10,536	$32,642	$30,074
Unrealized net gain (loss), foreign currency translation	3,820	(3,758)	4,532	(167)
Unrealized net gain (loss) on interest rate derivatives, net of income taxes	(111)	226	(50)	438

Comprehensive income	$15,153	$7,004	$37,124	$30,345

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$32,642	$30,074
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	10,874	10,064
Amortization expense	4,879	6,698
Share-based compensation expense	7,677	6,516
Accretion of interest expense	439	695
Deferred income taxes	13,055	10,609
Allowance for doubtful accounts receivable	4,110	5,276
Contingent acquisition liability adjustment	620	—
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(33,742)	(23,801)
Prepaid expenses and other assets	(6,794)	(47)
Accounts payable	2,570	3,719
Accrued liabilities	3,032	632
Accrued compensation-related costs	(30,517)	3,961
Income taxes payable	(1,809)	2,784
Other liabilities	1,405	(2,903)

Net cash provided by operating activities	8,441	54,277
Cash flows from investing activities:
Purchases of property and equipment	(14,511)	(5,472)
Acquisitions of businesses, net of cash acquired	(2,588)	(7,346)
Payments of acquisition liabilities	(1,106)	(10,217)
Other, net	(1,601)	(225)

Net cash used in investing activities	(19,806)	(23,260)
Cash flows from financing activities:
Issuances of common stock	2,733	1,383
Repurchases of common stock	(12,667)	—
Payments of contingent acquisition liabilities	(2,801)	—
Payment upon termination of credit agreement	—	(250,613)
Proceeds from credit agreement	—	250,613
Net borrowings (repayments) from banks	23,222	(24,715)
Payments of term loan	—	(4,599)
Payments of debt issuance costs	—	(2,814)
Other, net	(970)	(706)

Net cash provided by (used in) financing activities	9,517	(31,451)

Effect of exchange rate changes on cash and cash equivalents	118	(123)

Net decrease in cash and cash equivalents	(1,730)	(557)
Cash and cash equivalents at beginning of the period	2,969	1,981

Cash and cash equivalents at end of the period	$1,239	$1,424

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we”, “us”, or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance Advisory; Healthcare; and Energy, which were realigned during the second quarter of 2012.

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under FASB Topic 220 — Presentation of Comprehensive Income, an entity has the option to present the components of net income and comprehensive income in either one continuous or two separate financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012 and elected to present the components of net income and comprehensive income in one continuous financial statement.

2. ACQUISITIONS

2012 Acquisitions

On October 2, 2012, we acquired the assets of Easton Associates, LLC to expand our life sciences services in our healthcare advisory business. Easton provides product and business strategy advisory services to companies in the life sciences and pharmaceutical industries. This acquisition included 47 professionals and has been integrated into our Healthcare segment. We paid $8.0 million in cash at closing and have a $4.1 million deferred cash payment payable in three equal installments on the first, second and third anniversary of closing. The purchase price paid in cash at closing was funded with borrowings under our credit facility. During the fourth quarter 2012, as part of the purchase price allocation, we will record assets acquired, including goodwill and identifiable intangible assets, and liabilities assumed.

On August 24, 2012, we acquired the assets of Empath Consulting, Inc. to expand our healthcare advisory services. Empath provides hospital work flow management and process control systems. This acquisition included eight professionals and has been integrated into our Healthcare segment. We paid $0.7 million in cash at closing and have an $0.8 million deferred cash payment payable on the first anniversary of closing. Empath can earn up to $4.5 million of additional payments based on the business achieving certain performance targets over the 46 month period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $3.2 million. The liability was recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.8 million in property and equipment, $0.1 million in identifiable intangible assets and $3.7 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On July 2, 2012, we acquired the assets of Pike Research, LLC to expand our energy advisory services. Pike Research is a market intelligence firm that provides in-depth analysis of global clean energy and smart technology markets. This acquisition included 33 professionals and has been integrated into our Energy segment. We paid $1.9 million in cash at closing and have a $0.7 million deferred cash payment payable on the first anniversary of closing. Pike Research can earn up to $4.0 million of additional payments based on the business achieving certain performance targets over the three year period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.5 million. The liability was recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.4 million in current assets, $0.7 million in liabilities, $0.1 million in identifiable intangible assets and $5.3 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.6 million. The liability was recorded as other current and non-current liabilities. During the nine months ended September 30, 2012, we settled $1.0 million of the contingent consideration and recorded $0.4 million of other operating costs reflecting a fair value adjustment of the contingent consideration. At September 30, 2012, the deferred contingent acquisition liability balance was $2.0 million (see Note 8 — Supplemental Consolidated Balance Sheet Information). As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, during 2011, we acquired two small businesses, one in May 2011 and one in October 2011, for an aggregate purchase price of $4.6 million, of which $2.9 million was paid in cash at closing. One of the acquired businesses was integrated into our Disputes, Investigations & Economics segment and the other was integrated into our Healthcare segment.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the 2011 and 2012 acquisitions noted above (excluding Easton) had occurred as of the beginning of the periods presented. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (amounts shown in thousands, except per share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Total revenues	$208,547	$207,244	$623,314	$600,563
Net income	$11,326	$10,350	$32,047	$30,151
Basic net income per share	$0.22	$0.20	$0.63	$0.59
Diluted net income per share	$0.22	$0.20	$0.62	$0.59

3. SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

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

•

The Healthcare segment provides strategic, operational, management and financial advisory services to health systems, physician practice groups, health insurance providers, government agencies and life sciences companies.

•

The Energy segment provides existing and prospective owners of energy supply and delivery assets with the ability to evaluate, plan, develop, and enhance their entities in concert with evolving market and regulatory structures. Clients include utilities, independent power producers, financial entities, law firms, regulators, government agencies and energy equipment providers.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to certain retention incentives (see Note 7 — Share-based Compensation Expense and Note 8 — Supplemental Consolidated Balance Sheet Information).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior period segment data has been recast to be consistent with the current presentation.

Information on the segment operations has been summarized as follows (shown in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Revenues before reimbursements:
Disputes, Investigations & Economics	$82,325	$85,723	$254,894	$256,660
Financial, Risk & Compliance Advisory	39,194	39,850	119,224	103,819
Healthcare	36,701	34,023	109,265	99,620
Energy	22,908	22,225	65,654	64,619

Total revenues before reimbursements	$181,128	$181,821	$549,037	$524,718

Total revenues:
Disputes, Investigations & Economics	$88,984	$93,559	$272,967	$280,504
Financial, Risk & Compliance Advisory	50,295	45,447	146,970	119,012
Healthcare	40,957	38,656	122,722	111,926
Energy	27,827	26,810	76,625	76,237

Total revenues	$208,063	$204,472	$619,284	$587,679

Segment operating profit:
Disputes, Investigations & Economics	$29,000	$31,669	$91,163	$92,168
Financial, Risk & Compliance Advisory	12,830	11,531	41,987	32,909
Healthcare	12,315	10,610	35,248	30,983
Energy	7,837	8,644	22,566	24,702

Total segment operating profit	61,982	62,454	190,964	180,762

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	33,086	32,863	104,491	96,415
Depreciation expense	3,618	3,481	10,874	10,064
Amortization expense	1,504	2,234	4,879	6,698
Other operating costs:
Contingent acquisition liability adjustment	—	—	620	—

Long-term compensation expense related to consultants (including share-based compensation)	3,246	3,842	10,522	10,890

Operating income	20,528	20,034	59,578	56,695
Interest and other expense, net	1,225	1,305	3,656	4,296

Income before income tax expense	$19,303	$18,729	$55,922	$52,399

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	September 30, 2012	December 31, 2011

Disputes, Investigations & Economics	$453,397	$437,431
Financial, Risk & Compliance Advisory	112,082	92,337
Healthcare	158,030	159,450
Energy	103,661	96,639
Unallocated assets	98,143	89,344

Total assets	$925,313	$875,201

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and other intangible assets consisted of (shown in thousands):

	September 30, 2012	December 31, 2011
Goodwill	$588,884	$575,705
Less - accumulated amortization	(5,425)	(5,425)

Goodwill, net	583,459	570,280

Intangible assets:
Customer lists and relationships	74,112	72,679
Non-compete agreements	21,417	21,002
Other	24,401	23,901

Intangible assets, at cost	119,930	117,582
Less - accumulated amortization	(107,500)	(100,757)

Intangible assets, net	12,430	16,825

Goodwill and intangible assets, net	$595,889	$587,105

On January 1, 2012, we adopted the principles prescribed in Financial Accounting Standards Board Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU Topic 350”) which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment, including an annual goodwill impairment test.

In June 2012, we realigned our segments. As a result of the realignment, the composition of our reporting units changed. We now have four reporting units as defined by ASU Topic 350 which are the same as our operating segments. In connection with the segment realignment, we re-assigned our goodwill balances using the relative fair value approach based on an evaluation of expected future discounted cash flows. The changes made to the goodwill balances of our reporting units, including the realignment, during the nine months ended September 30, 2012 and 2011 were as follows (shown in thousands).

	CURRENT SEGMENTS
FORMER SEGMENTS	Disputes, Investigations & Economics	Financial, Risk & Compliance Advisory	Healthcare	Energy	Total

Dispute and Investigative Services	$226,934	$36,266	$—	$—	$263,200
Business Consulting Services	2,584	10,355	115,527	66,837	195,303
Economic Consulting	61,759	—	—	—	61,759
International Consulting	35,181	10,341	—	4,496	50,018

Total new alignment as of December 31, 2011	326,458	56,962	115,527	71,333	570,280
Goodwill acquired	—	—	3,729	5,266	8,995
Adjustments	(106)	(35)	—	—	(141)
Foreign currency	4,325	—	—	—	4,325

Goodwill, net at September 30, 2012	$330,677	$56,927	$119,256	$76,599	$583,459

	CURRENT SEGMENTS
FORMER SEGMENTS	Disputes, Investigations & Economics	Financial, Risk & Compliance Advisory	Healthcare	Energy	Total

Dispute and Investigative Services	$224,291	$33,682	$—	$—	$257,973
Business Consulting Services	—	12,986	113,193	66,837	193,016
Economic Consulting	61,759	—	—	—	61,759
International Consulting	33,428	10,341	—	4,485	48,254

Total new alignment as of December 31, 2010	319,478	57,009	113,193	71,322	561,002
Goodwill acquired	7,757	—	264	11	8,032
Adjustments	(107)	(35)	—	—	(142)
Foreign currency	(63)	—	—	—	(63)

Goodwill, net at September 30, 2011	$327,065	$56,974	$113,457	$71,333	$568,829

At September 30, 2012, there was no indication of impairment related to our goodwill or intangible assets, and therefore, we did not perform the first step of the goodwill impairment test. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units, as further discussed below.

During the three months ended June 30, 2012, in conjunction with the realignment and our annual goodwill impairment test, we completed the first step of our annual goodwill impairment test for our goodwill balance as of May 31, 2012 and determined that the estimated fair value of each reporting unit before and after the realignment exceeded its net asset carrying value. Accordingly, there was no indication of impairment of our goodwill and therefore the second step was not performed.

Based on the current reporting units and our fair value assumptions, the excess of estimated fair value over net asset carrying value of each of our reporting units, as of the date of our annual goodwill impairment test, approximated 18% for Disputes, Investigations & Economics, 37% for Financial, Risk & Compliance Advisory, 17% for Healthcare and 32% for Energy. We estimated the fair value of our reporting units based on internal projections completed during our quarterly forecasting process. The key assumptions included: profit margin improvement generally consistent with our longer-term historical performance; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparables for our peer group; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth.

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

For the businesses acquired (excluding Easton) (see Note 2 — Acquisitions), we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, customer lists and relationships, backlog revenue and trade names.

Our intangible assets have estimated useful lives ranging up to nine years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At September 30, 2012, our intangible assets consisted of the following (amounts shown in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.2	$9,216
Non-compete agreements, net	2.8	844
Other intangible assets, net	2.8	2,370

Total intangible assets, net	3.1	$12,430

Total amortization expense for the nine months ended September 30, 2012 and 2011 was $4.9 million and $6.7 million, respectively. Total amortization expense for the three months ended September 30, 2012 and 2011 was $1.5 million and $2.2 million, respectively. Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2012 and in future years related to intangible assets at September 30, 2012 (shown in thousands):

Year Ending December 31,	Amount
2012 (October - December)	$1,392
2013	4,631
2014	3,474
2015	1,898
2016	756
Thereafter	279

Total	$12,430

5. NET INCOME PER SHARE (EPS)

Basic net income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of shares of common stock outstanding and the equivalent shares from obligations presumed payable in common stock, both weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common stock that could potentially be issued due to the exercise of stock options, vesting of restricted stock and restricted stock units, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.

The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Basic shares	50,863	51,109	51,002	50,702
Employee stock options	42	89	119	94
Restricted stock and restricted stock units	555	289	526	201
Business combination obligations payable in fixed dollar amount of shares	—	—	—	266

Diluted shares	51,460	51,487	51,647	51,263

Antidilutive shares[1]	768	773	492	870

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

We use the treasury stock method to calculate the dilutive effect of our common stock equivalents should they vest. The exercise of stock options or vesting of restricted stock and restricted stock units triggers excess tax benefits or tax deficiencies that reduce or increase the dilutive effect of such common stock being issued. The excess tax benefits or deficiencies are based on the difference between the market price of our common stock on the date the equity award is exercised or vested and the cumulative compensation cost of the stock options, restricted shares and restricted stock units. These excess tax benefits are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and as a component of financing cash flows in the accompanying consolidated statements of cash flows. The excess tax deficiencies are recorded as a component of additional paid-in capital in the accompanying consolidated balance sheets and as a component of operating cash flows in the accompanying consolidated statements of cash flows.

6. STOCKHOLDERS’ EQUITY

The following summarizes the activity of stockholders’ equity during the nine months ended September 30, 2012 (shown in thousands):

	Dollars	Shares

Stockholders’ equity at January 1, 2012	$513,678	51,094
Comprehensive income	37,124	—
Issuances of common stock	2,733	331
Issuances of restricted stock, net of forfeitures	—	427
Shares withheld to satisfy individual tax withholding obligations in connection with the vesting of restricted stock	(1,652)	(123)
Tax deficiencies, net of tax benefits on restricted stock and restricted stock units vested, and stock options exercised	(84)	—
Share-based compensation expense	7,677	—
Additional paid-in capital recorded through compensation-related costs	750	—
Common stock repurchased	(12,667)	(1,020)

Stockholders’ equity at September 30, 2012	$547,559	50,709

During the nine months ended September 30, 2012, we repurchased 1,019,906 shares of our common stock at a weighted average price of $12.42. During the nine months ended September 30, 2012, $0.8 million relating to incentive compensation for the 2011 performance year to be settled in the form of restricted stock units or cash at the employee’s election was recorded as additional paid-in capital upon their election to receive restricted stock units. At September 30, 2012, stockholders’ equity included an accumulated other comprehensive loss balance of $8.3 million. This balance was comprised of an unrealized net foreign currency translation loss of $8.0 million and an unrealized net loss on interest rate derivatives of $0.3 million.

7. SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Amortization of restricted stock and restricted stock unit awards	$2,358	$2,088	$6,571	$5,578
Amortization of stock option awards	322	253	899	779
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	58	42	207	159

Total share-based compensation expense	$2,738	$2,383	$7,677	$6,516

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

The following table shows the amounts attributable to each category (shown in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Cost of services before reimbursable expenses	$1,421	$1,477	$4,280	$3,828
General and administrative expenses	1,317	906	3,397	2,688

Total share-based compensation expense	$2,738	$2,383	$7,677	$6,516

At September 30, 2012, we had $14.4 million of total compensation costs related to unvested stock-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately 2 years. During the nine months ended September 30, 2012, we granted an aggregate of 713,480 share-based awards, consisting of restricted stock units and stock options. These grants include certain awards that vest based on relative achievement of pre-established performance criteria. At the time of the grant the awards had an aggregate fair value of $8.5 million.

8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (shown in thousands):

	September 30, 2012	December 31, 2011
Billed amounts	$156,005	$138,664
Engagements in process	68,693	55,350
Allowance for doubtful accounts	(15,104)	(14,973)

Accounts receivable, net	$209,594	$179,041

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

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows (shown in thousands):

	September 30, 2012	December 31, 2011
Notes receivable - current	$8,248	$7,579
Other prepaid expenses and other current assets	18,818	15,187

Prepaid expenses and other current assets	$27,066	$22,766

Other assets

The components of other assets were as follows (shown in thousands):

	September 30, 2012	December 31, 2011
Notes receivable - non-current	$14,171	$10,707
Prepaid expenses and other non-current assets	18,055	15,246

Other assets	$32,226	$25,953

Notes receivable represent unsecured employee loans. These loans were issued to recruit and retain certain senior-level consultants. During the nine months ended September 30, 2012 and 2011, we issued unsecured employee loans aggregating $10.3 million and $4.0 million, respectively. The principal amount and accrued interest on these loans is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to seven years. During the nine months ended September 30, 2012 and 2011, we granted $10.3 million and $9.5 million, respectively, of sign-on and retention bonuses. At September 30, 2012, we had a balance of $21.7 million in unamortized sign-on and retention bonuses included in prepaid expenses and other current assets and non-current assets.

Property and Equipment, net

Property and equipment, net consisted of (shown in thousands):

	September 30, 2012	December 31, 2011
Furniture, fixtures and equipment	$66,669	$60,935
Software	37,866	35,473
Leasehold improvements	41,030	39,410

Property and equipment, at cost	145,565	135,818
Less: accumulated depreciation and amortization	(100,023)	(94,680)

Property and equipment, net	$45,542	$41,138

During the nine months ended September 30, 2012, we invested in our technology infrastructure and entered into a new lease for office space in Washington, D.C. Additionally, we disposed of $4.7 million in fully depreciated assets. We also made a cash payment of $1.6 million towards liabilities relating to additions made in the prior year and we accrued $3.2 million in liabilities relating to additions made this year. We classified $1.6 million of equipment, at cost, as assets held for sale which had a net book value of $0.5 million and which we subsequently sold at no gain or loss.

Other Current Liabilities

The components of other current liabilities were as follows (shown in thousands):

	September 30, 2012	December 31, 2011
Deferred acquisition liabilities	$14,453	$11,732
Deferred revenue	13,895	12,579
Deferred rent	1,789	2,028
Commitments on abandoned real estate	723	1,222
Interest rate swap liability (See Note 10)	—	417
Other liabilities	6,718	4,644

Other current liabilities	$37,578	$32,622

The deferred acquisition liabilities at September 30, 2012 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the nine months ended September 30, 2012, we made cash payments of $2.8 million in connection with deferred contingent acquisition liabilities relating to prior period acquisitions and $1.1 million in connection with a definitive deferred acquisition liability. During the three months ended September 30, 2012, we recorded $2.2 million in deferred acquisition liabilities, which included $1.1 million and $1.1 million of definitive and contingent purchase price obligations, respectively, for the Pike Research and Empath acquisitions. In addition, during the nine months ended September 30, 2012, we made a net adjustment of $0.6 million relating to changes in the estimated fair value of performance-based contingent acquisition liabilities included in deferred acquisition liabilities above.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (shown in thousands):

	September 30, 2012	December 31, 2011
Deferred acquisition liabilities	$5,817	$4,326
Deferred rent - long term	10,923	9,429
Commitments on abandoned real estate	113	453
Interest rate swap liability (Note 10)	543	42
Other non-current liabilities	5,876	6,195

Total other non-current liabilities	$23,272	$20,445

The deferred acquisition liabilities at September 30, 2012 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the three months ended September 30, 2012, we recorded $5.0 million in contingent purchase price obligations for the Pike Research and Empath acquisitions.

The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2022.

9. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Supplemental information regarding the impact of interest and taxes on cash flows is as follows (shown in thousands):

	For the nine months ended September 30,
	2012	2011
Interest paid	$3,185	$4,543
Income taxes paid, net of refunds	$10,269	$8,098

10. DERIVATIVES AND HEDGING ACTIVITY

During the nine months ended September 30, 2012, the following interest rate swaps were outstanding (summarized based on date of execution):

Date executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
December 2009	4	June 30, 2010	May 31, 2012	1.83%	$60.0
March 2010	2	June 30, 2010	May 31, 2012	1.45%	$30.0
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to the interest rate derivatives during the nine months ended September 30, 2012 or 2011. For the nine months ended September 30, 2012 and 2011, we recorded $0.5 million and $1.0 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives. In May 2012, $90.0 million notional amount interest rate swaps matured.

At September 30, 2012, we had a $0.5 million net liability related to the interest rate derivatives. During the nine months ended September 30, 2012, we recorded $0.1 million of unrealized losses related to our derivatives, net of income taxes, to accumulated other comprehensive income.

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

At September 30, 2012, we had aggregate borrowings of $155.5 million, compared to $131.8 million at December 31, 2011. Based on our financial covenants at September 30, 2012, a maximum of approximately $185.0 million was available in additional borrowings under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2012, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 10 — Derivatives and Hedging Activity) was 2.4% and 3.2% for the three months ended September 30, 2012 and 2011, respectively and 2.8% and 2.9% for the nine months ended September 30, 2012 and 2011, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2012, under the definitions in the credit agreement, our consolidated leverage ratio was 1.6 and our consolidated interest coverage ratio was 4.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at September 30, 2012; however, there can be no assurances that we will remain in compliance in the future.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2012, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

At September 30, 2012, the carrying value of our bank debt approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2012 based upon the short-term nature of the assets and liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (shown in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2012
Interest rate swaps, net (recorded in other non-current liabilities)	—	$543	—	$543
At December 31, 2011
Interest rate swaps, net (recorded in other current/non-current liabilities)	—	$459	—	$459

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

Our clients’ demand for our services drives our revenues. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time) and others where fees are earned based on data processed or hosted. From time to time, we may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. These performance based and referral revenues may cause unusual variations in our quarterly revenues and results of operations. Regardless of the terms of our fee arrangements, our ability to earn those fees is reliant on deploying consultants with the experience and expertise to deliver services.

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

On October 25, 2012, we announced the appointment of Lee Spirer as Executive Vice President and Global Business Leader effective November 5, 2012. Mr. Spirer will join Navigant’s executive team and will report directly to Ms. Howard, Chief Executive Officer. In addition, on October 30, 2012, we announced the retirement of Thomas Nardi, our Executive Vice President and Chief Financial Officer. Mr. Nardi is expected to retire in first quarter 2013. We have initiated a search for a new Chief Financial Officer.

Acquisitions

During the nine months ended September 30, 2012 and 2011 we acquired the assets of several businesses. Additional information regarding the purchase price, purchase price allocation and other details of the businesses can be found in Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact these acquisitions may have had on our results from operations or segment results for the periods presented have been included in our discussions below. In addition, on October 2, 2012 we acquired the assets of Easton Associates also described in Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements. This acquisition had no impact on our results from operations during the periods presented.

Key Operating Metrics

We include the following metrics in order to provide additional operating information related to our business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. During the three months ended June 30, 2012, in connection with our segment realignment (see Note 3 – Segment Information to the notes to our unaudited consolidated financial statements), we revised the definition of our technology businesses. Our Technology, Data & Process businesses are comprised of technology solutions, invoice and insurance claims processing, market research and benchmarking businesses. Prior period operating metrics have been revised to reflect all changes made to the following definitions.

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

•	Non-billable FTE— individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

•

Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and non-billable criteria also apply to period-end FTE.

•

Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance-based services and related to Technology, Data & Process FTE are excluded from average bill rate. As discussed above, changes in our definition of our Technology, Data & Process businesses resulted in changes to previously reported average bill rate.

•

Average utilization rate is calculated by dividing the number of hours of our consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually). As discussed above, changes in our definition of our Technology, Data & Process businesses resulted in changes to previously reported average utilization.

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

All FTE, utilization and average bill rate metric data provided in this report excludes the impact of independent contractors and project employees.

Results of Operations

Results for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

	For the three months ended September 30,		2012 over 2011 Increase (Decrease) Percentage	For the nine months ended September 30,		2012 over 2011 Increase (Decrease) Percentage
	2012	2011		2012	2011
Key operating metrics:
Average FTE
-Consulting	1,540	1,583	(2.7)	1,553	1,564	(0.7)
-Technology, Data & Process	379	255	48.6	349	231	51.1
-Non-billable	551	528	4.4	535	527	1.5
Period end FTE
-Consulting	1,557	1,586	(1.8)	1,557	1,586	(1.8)
-Technology, Data & Process	387	268	44.4	387	268	44.4
-Non-billable	548	527	4.0	548	527	4.0
Average bill rate	$279	$282	(1.1)	$283	$282	0.4
Utilization	73%	76%	(3.9)	74%	78%	(5.1)

During the three months ended September 30, 2012 compared to the corresponding period in 2011, we reported a $0.9 million or 8.6% increase in net income. Revenues before reimbursements were relatively flat mainly due to higher revenues from several mortgage servicing review related engagements offset by lower performance based fees earned in 2012. Higher costs of services and general and administrative expenses were offset by lower amortization, interest and income tax rate for the three months ended September 30, 2012 compared to the corresponding period in 2011.

During the nine months ended September 30, 2012 compared to the corresponding period in 2011, we reported a $2.6 million or 8.5% increase in net income. Higher revenues before reimbursements and interest expense savings were partially offset by increased costs of services and general and administrative expenses.

Revenues before Reimbursements. For the three months ended September 30, 2012, revenues before reimbursements decreased 0.4% compared to the corresponding period in 2011. Our Healthcare segment’s revenues before reimbursements increased 7.9% both organically and through acquisitions for the three months ended September 30, 2012 over the corresponding period in 2011. For the same period, our Energy segment’s revenues before reimbursements grew 3.1% mainly as a result of the acquisition of Pike Research in July 2012. In addition, our Financial, Risk & Compliance Advisory segment’s revenues before reimbursements were relatively flat as increases relating to mortgage servicing review engagements were offset by lower performance based fees in the three months ended September 30, 2012 compared to the corresponding period in 2011, as well as decreased demand in other areas. Our Disputes, Investigations & Economics segment’s revenue before reimbursements decreased 4.0% as significant growth relating to technology engagements was more than offset by lower demand for general litigation and forensic accounting engagements.

Revenues before reimbursements included performance-based fees of $2.5 million for the three months ended September 30, 2012, compared to $9.1 million in the corresponding period in 2011, which were primarily attributable to our Financial, Risk & Compliance Advisory segment.

Utilization levels for the three months ended September 30, 2012 ran at 73%, lower than the 76% utilization rate for the corresponding period in 2011. The decrease in utilization was offset by an increase in contractor and project employee resources, whose billable hours contributed to revenue before reimbursements increase but were not captured in our utilization metric. Average bill rate decreased marginally to $279. Average FTE-Consulting decreased 2.7% while average FTE – Technology, Data & Process increased 48.6% to support continued growth relating to: technology solutions and financial services litigation related technology engagements within our Disputes, Investigations & Economics segment; claims and billing and technology solutions engagements within our Healthcare segment; and our acquisition of Pike Research within our Energy segment.

For the nine months ended September 30, 2012, revenues before reimbursements increased 4.6% compared to the corresponding period in 2011. The growth was driven by our Financial, Risk & Compliance Advisory and Healthcare segments, where revenues before reimbursements increased by 14.8% and 9.7%, respectively, for the nine months ended September 30, 2012 over the corresponding period in 2011. Our Energy segment also increased 1.6% for the same periods, mainly driven by our acquisition of Pike Research. Revenues before reimbursements in our Disputes, Investigations & Economics segment remained virtually flat for the nine months ended September 30, 2012 over the corresponding period in 2011 as significantly higher technology revenues were largely offset by weaker general litigation and forensic accounting revenues.

Revenues before reimbursements included performance-based fees of $9.1 million for the nine months ended September 30, 2012, compared to $14.1 million in the corresponding period in 2011.

Utilization levels for the nine months ended September 30, 2012 ran at 74%, down from 78% utilization rate for the corresponding period in 2011. The decrease in utilization was offset by an increase in contractor and project employee resources, whose billable hours contributed to the revenues before reimbursements increase but were not captured in our utilization metric. Average bill rate was relatively flat at $283 for the nine months ended September 30, 2012 compared to $282 for the corresponding period in 2011. Average FTE-Consulting was down 0.7% while average FTE-Technology, Data & Process increased 51.1% over the prior year due to reasons discussed above.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses decreased 0.7% for the three months ended September 30, 2012 compared to the corresponding period in 2011. The decreased cost of services was mainly due to lower performance-based incentives offset by increases in wages associated with the increase in FTE’s and project based staffing and higher medical expenses.

Cost of services before reimbursable expenses increased 3.9% for the nine months ended September 30, 2012 compared to the corresponding period in 2011. The increased cost of services was mainly due to higher wages and benefits associated with both increased full time and project based staffing levels, as well as higher medical expenses, training, practice development and information technology costs. These increases were partially offset by lower performance-based incentives.

General and Administrative Expenses. General and administrative expenses increased by 0.7%, for the three months ended September 30, 2012 compared to the corresponding period in 2011. The increase was driven by increased wages and benefits and information technology costs. These increases were offset by lower bad debt expense, which decreased $1.2 million for the three months ended September 30, 2012 compared to the corresponding period in 2011. General and administrative expenses were 18.3% and 18.1% of revenues before reimbursements for the three months ended September 30, 2012 and 2011, respectively.

General and administrative expenses increased by 8.4% for the nine months ended September 30, 2012 compared to the corresponding period in 2011. The increase was driven by increased wages and benefits and other operating costs primarily relating to employee development, sales and marketing and information technology. These increases were offset by lower bad debt expense, which decreased $1.2 million for the nine months ended September 30, 2012 compared to the corresponding period in 2011.

General and administrative expenses were 19.0% and 18.4% of revenues before reimbursements for the nine months ended September 30, 2012 and 2011, respectively.

Depreciation Expense. The increase in depreciation expense of 3.9% and 8.0% for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011 was primarily due to recent technology infrastructure spending.

Amortization Expense. Amortization expense decreased 32.7% and 27.2% for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease was due mainly to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term, partially offset by amortization relating to recent acquisitions.

Other Operating Costs – Contingent Acquisition Liability Adjustment. During the nine months ended September 30, 2012, we recorded a $0.6 million expense relating to a fair value adjustment for our deferred contingent acquisition liabilities (see Note 8 – Supplemental Balance Sheet Information to the notes to our unaudited consolidated financial statements).

Interest Expense. Interest expense decreased 32.0% for the three months ended September 30, 2012 compared to the corresponding period in 2011. This was primarily due to lower average borrowings and lower average borrowing rates for the three months ended September 30, 2012 compared to the corresponding period in 2011. Our average borrowing rate under our credit facility, including the impact of our interest rate swap agreements (see Note 10 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), was 2.4% and 3.2% for the three months ended September 30, 2012 and 2011, respectively. See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on borrowings under our credit facility.

Interest expense decreased 26.0% for the nine months ended September 30, 2012 compared to the corresponding period in 2011 due primarily to lower average borrowings during the periods. Our average borrowing rate under our credit facility, including the impact of our interest rate swap agreements (see Note 10 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), was 2.8% and 2.9% for the nine months ended September 30, 2012 and 2011, respectively. See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates as well as various permanent book/tax differences. Our effective income tax rate was 40.7% and 43.7% for the three months ended September 30, 2012 and 2011, respectively. Our effective income tax rate for the nine months ended September 30, 2012 was 41.6% compared to 42.6% for the corresponding period in 2011. The decrease in rates between both periods is mainly a result of a higher expectation of foreign earnings in lower tax jurisdictions as well as a decrease in foreign tax rates.

Segment Results

Based on their size and importance, our operating segments are the same as our reporting segments. Our performance is assessed and resources are allocated based on the following four reporting segments:

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

Disputes, Investigations & Economics
	For the three months ended September 30,		2012 over 2011 Increase (Decrease) Percentage	For the nine months ended September 30,		2012 over 2011 Increase (Decrease) Percentage
	2012	2011		2012	2011
Revenues before reimbursements (in 000’s)	$82,325	$85,723	(4.0)	$254,894	$256,660	(0.7)
Total revenues (in 000’s)	$88,984	$93,559	(4.9)	$272,967	$280,504	(2.7)
Segment operating profit (in 000’s)	$29,000	$31,669	(8.4)	$91,163	$92,168	(1.1)
Key segment operating metrics:
Segment operating profit margin	35.2%	36.9%	(4.6)	35.8%	35.9%	(0.3)
Average FTE - Consulting	600	667	(10.0)	617	673	(8.3)
Average FTE - Technology, Data & Process	190	139	36.7	176	120	46.7
Average utilization rates based on 1,850 hours	72%	74%	(2.7)	73%	76%	(3.9)
Average bill rate	$341	$329	3.6	$341	$324	5.2

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

Revenues before reimbursements for this segment decreased 4.0% for the three months ended September 30, 2012 compared to the corresponding period in 2011. The decrease was driven mainly by a decline in demand for our general litigation and forensic accounting services. Continued strength in financial services litigation, technology related services, and significant growth in international arbitration engagements partially offset the decline. Average FTE- Consulting decreased 10.0% for the three months ended September 30, 2012 compared to the corresponding period in 2011, mainly due to attrition. For the same period FTE – Technology, Data & Process increased 36.7% due to the increased staffing as a result of higher demand for technology related services. Average bill rate increased 3.6% for the three months ended September 30, 2012 compared to the corresponding period in 2011, due to planned annual rate increases, project and consultant mix. Utilization decreased 2.7% for the same period. For the three months ended September 30, 2012, segment operating profit decreased $2.7 million and segment operating profit margins decreased 1.7 percentage points compared to the corresponding period in 2011 due primarily to the impact of lower revenues driven by the factors mentioned above.

Revenues before reimbursements for this segment decreased 0.7% for the nine months ended September 30, 2012 compared to the corresponding period in 2011, for reasons discussed above. For the nine months ended September 30, 2012 compared to the corresponding period in 2011, Average FTE-Consulting decreased 8.3% while average FTE – Technology, Data & Process increased 46.7% for reasons mentioned above. Average bill rate increased 5.2% for the nine months ended September 30, 2012 compared to the corresponding period in 2011 due to planned annual rate increases, project and consultant mix. Utilization decreased 3.9% for the same period. Including the impact of our July 2011 acquisition of Ignited Solutions on a pro forma basis, revenues before reimbursements decreased 2.4% for the nine months ended September 30, 2012 compared to the corresponding period in 2011. Segment operating profit decreased $1.0 million while segment operating profit margins were relatively flat mainly a result of higher information technology costs to support growth in technology services offset by lower wages related to reduced consulting headcount.

Financial, Risk & Compliance Advisory
	For the three months ended September 30,		2012 over 2011 Increase (Decrease) Percentage	For the nine months ended September 30,		2012 over 2011 Increase (Decrease) Percentage
	2012	2011		2012	2011
Revenues before reimbursements (in 000’s)	$39,194	$39,850	(1.6)	$119,224	$103,819	14.8
Total revenues (in 000’s)	$50,295	$45,447	10.7	$146,970	$119,012	23.5
Segment operating profit (in 000’s)	$12,830	$11,531	11.3	$41,987	$32,909	27.6
Key segment operating metrics:
Segment operating profit margin	32.7%	28.9%	13.1	35.2%	31.7%	11.0
Average FTE - Consulting	269	252	6.7	272	245	11.0
Average utilization rates based on 1,850 hours	65%	74%	(12.2)	70%	78%	(10.3)
Average bill rate	$292	$332	(12.0)	$299	$339	(11.8)

The Financial, Risk & Compliance Advisory segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption and restructuring consulting to clients in a broad variety of industries.

Revenues before reimbursements for this segment were down slightly for the three months ended September 30, 2012 compared to the corresponding period in 2011. Sharply higher revenues relating to ongoing success of several major engagements in the mortgage servicing area were offset by decreased revenue in the anti-money laundering and anti-bribery and corruption areas as well as lower performance based fees in our restructuring practice. Performance based fees were $0.4 million and $9.1 million for the three months ended September 30, 2012 and 2011, respectively. Average FTE – Consulting increased 6.7% for the three months ended September 30, 2012 compared to the corresponding period in 2011 mainly due to ramp-up of the mortgage servicing review engagements in 2012. Average bill rate decreased 12.0% for the three months ended September 30, 2012 compared to the corresponding period in 2011, mainly due to project mix. Utilization decreased 12.2% for the same period. However, this metric is not as meaningful due to the utilization of large numbers of contract and project employees, primarily for the labor intensive mortgage servicing review engagements, who are not reflected in the utilization or FTE metrics. Segment operating profit increased $1.3 million and segment operating profit margins increased 3.8 percentage points mainly as a result of project mix and higher mark ups due to higher contract and temporary staffing levels offset by an increase in wages, benefits and recruiting costs as a result of the additional headcount and lower performance-based incentives in 2012.

Revenues before reimbursements for this segment increased 14.8% for the nine months ended September 30, 2012 compared to the corresponding period in 2011. This segment achieved significant growth, mainly due to large jobs in the mortgage servicing area which was partially offset by a decline in revenues from investigation, anti-money laundering, anti-bribery and corruption areas. In addition, performance based fees totaled $5.7 million and $11.0 million for the nine months ended September 30, 2012 and 2011, respectively, partially offsetting the increased mortgage servicing revenues. Average FTE – Consulting increased 11.0% for the nine months ended September 30, 2012 compared to the corresponding period in 2011 for reasons discussed above. Average bill rate decreased 11.8% and utilization decreased 10.3% for the nine months ended September 30, 2012 compared to the corresponding period in 2011 for similar reasons discussed above. For the nine months ended September 30, 2012, segment operating profit increased $9.1 million and segment operating profit margins increased 3.5 percentage points compared to the corresponding period in 2011, mainly a result of project mix and higher mark-ups due to higher contract and temporary staffing levels offset by an increase in wages and benefits as a result of the additional headcount and lower performance-based incentives in 2012.

Healthcare
	For the three months ended September 30,		2012 over 2011 Increase (Decrease) Percentage	For the nine months ended September 30,		2012 over 2011 Increase (Decrease) Percentage
	2012	2011		2012	2011
Revenues before reimbursements (in 000’s)	$36,701	$34,023	7.9	$109,265	$99,620	9.7
Total revenues (in 000’s)	$40,957	$38,656	6.0	$122,722	$111,926	9.6
Segment operating profit (in 000’s)	$12,315	$10,610	16.1	$35,248	$30,983	13.8
Key segment operating metrics:
Segment operating profit margin	33.6%	31.2%	7.7	32.3%	31.1%	3.9
Average FTE - Consulting	362	362	—	361	355	1.7
Average FTE - Technology, Data & Process	153	116	31.9	154	111	38.7
Average utilization rates based on 1,850 hours	79%	78%	1.3	79%	78%	1.3
Average bill rate	$249	$241	3.3	$250	$241	3.7

The Healthcare segment provides strategic, operational, management and financial advisory services to health systems, physician practice groups, payers and life sciences companies. In October 2012, we acquired Easton, which is expected to complement and double the size of our existing life sciences practice.

Revenues before reimbursements for this segment increased 7.9% for the three months ended September 30, 2012 compared to the corresponding period in 2011. The increase was mainly driven by ongoing changes in the U.S. healthcare landscape. In addition, strategy services exceeded internal expectations as payer clients seek advice on performance management issues related to state and commercial entities. The life sciences team also continues to perform well. Utilization increased 1% to 79% for the three months ended September 30, 2012. Average FTE —Technology, Data & Process increased 31.9% for the three months ended September 30, 2012 compared to the corresponding period in 2011 to support our growing claims and billing processing and technology solutions clients. Average bill rate increased 3.3% for the same period. Including the impact of our acquisitions on a proforma basis, revenues before reimbursements would have increased 6.5%. For the three months ended September 30, 2012, segment operating profit increased $1.7 million, and segment operating profit margin increased 2.4 percentage points compared to the corresponding period in 2011 due to higher revenue partially offset by increased wages, benefits and training as a result of the higher headcount.

Revenues before reimbursements for this segment increased 9.7% for the nine months ended September 30, 2012 compared to the corresponding period in 2011. Utilization increased slightly while average FTE –—Technology, Data & Process increased 38.7% for the nine months ended September 30, 2012 compared to the corresponding period in 2011 for the reasons discussed above. Including the impact of our acquisitions on a proforma basis, revenues before reimbursements would have increased 4.5%. For the nine months ended September 30, 2012, segment operating profit increased $4.3 million, and segment operating profit margin increased 1.2 percentage points compared to the corresponding period in 2011.

Energy
	For the three months ended September 30,		2012 over 2011 Increase (Decrease) Percentage	For the nine months ended September 30,		2012 over 2011 Increase (Decrease) Percentage
	2012	2011		2012	2011
Revenues before reimbursements (in 000’s)	$22,908	$22,225	3.1	$65,654	$64,619	1.6
Total revenues (in 000’s)	$27,827	$26,810	3.8	$76,625	$76,237	0.5
Segment operating profit (in 000’s)	$7,837	$8,644	(9.3)	$22,566	$24,702	(8.6)
Key segment operating metrics:
Segment operating profit margin	34.2%	38.9%	(12.1)	34.4%	38.2%	(9.9)
Average FTE - Consulting	309	302	2.3	303	291	4.1
Average FTE - Technology, Data & Process	36	—	n/a	19	—	n/a
Average utilization rates based on 1,850 hours	77%	80%	(3.8)	77%	81%	(4.9)
Average bill rate	$188	$189	(0.5)	$191	$190	0.5

The Energy segment provides existing and prospective owners of energy supply and delivery assets the ability to evaluate, plan, develop, and enhance the value of their investments within evolving market and regulatory structures. Clients include utilities, independent power producers, financial entities, law firms, regulators, and energy equipment providers.

Revenues before reimbursements for this segment increased 3.1% for the three months ended September 30, 2012 compared to the corresponding period in 2011. The increase was aided by our acquisition of Pike Research in July 2012 as well as increased demand for our energy efficiency services, partially offset by decreased demand in operational consulting for utilities. Utilization decreased 3.8% for the three months ended September 30, 2012 compared to the corresponding period in 2011. Average FTE – Consulting increased 2.3% for the three months ended September 30, 2012 compared to the corresponding period in 2011, while average FTE – Technology, Data & Process grew mainly due to the acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, revenues before reimbursements decreased 0.8% for the three months ended September 30, 2012 compared to the corresponding period in 2011. For the three months ended September 30, 2012, segment operating profit decreased $0.8 million, and segment operating profit margin decreased 4.7 percentage points compared to the corresponding period in 2011 due to lower utilization and higher wages as well as costs relating to our energy tech subscription business.

Revenues before reimbursements for this segment increased 1.6% for the nine months ended September 30, 2012 compared to the corresponding period in 2011, primarily for the same reasons noted above. Utilization decreased 4.9% for the nine months ended September 30, 2012 compared to the corresponding period in 2011. Average FTE-Consulting increased 4.1% for the nine months ended September 30, 2012 compared to the corresponding period in 2011 mainly due to increases in energy efficiency while average FTE – Technology, Data & Process grew mainly due to our acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, revenues before reimbursements would have been relatively flat for the nine months ended September 30, 2012 compared to the corresponding period in 2011. For the nine months ended September 30, 2012, segment operating profit decreased $2.1 million, and segment operating profit margin decreased 3.8 percentage points for the nine months ended September 30, 2012 compared to the corresponding period in 2011 due to reasons discussed above.

Liquidity and Capital Resources

Our cash flow activities were as follows (shown in thousands) for the nine months ended September 30,

	2012	2011
Net cash provided by operating activities	$8,441	$54,277
Net cash used in investing activities	(19,806)	(23,260)
Net cash provided by (used in) financing activities	9,517	(31,451)

Generally, our net cash provided by operating activities is used to fund our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ net cash from operations are expected to be positive. During the nine months ended September 30, 2012 we continued with our share repurchase program initiated in the fourth quarter of 2011, increased growth related capital expenditures to support our expanding technology and data processing businesses, invested in key talent retention and paid down debt. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 85 days at September 30, 2012, compared to 81 days at September 30, 2011.

Operating Activities

Net cash provided by operating activities was $8.4 million for the nine months ended September 30, 2012 compared to $54.3 million for the corresponding period in 2011. The decrease in cash provided by operating activities was primarily due to higher incentive bonus payments for the 2011 performance year paid in 2012 and higher accounts receivable.

Investing Activities

Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2012 compared to $23.3 million for the corresponding period in 2011. Lower acquisition and acquisition liability payments in 2012 were partially offset by higher capital expenditures in 2012 as we invest in our technology infrastructure and higher furniture and fixture spending relating to new office space in Washington, D.C. During the three months ended September 30, 2012, we acquired Pike Research, an energy market intelligence and industry report firm, and Empath, a healthcare advisory services firm. In the same quarter 2011, we acquired Ignited Solutions, a technology advisory services firm.

In October 2012, we acquired Easton Associates, a firm specializing in product and business strategy for companies in the life sciences industries, for $12.1 million of which $8.0 million was paid in cash at closing, and three deferred payments of $1.4 million payable in each of the three year anniversaries after closing.

Financing Activities

Net cash provided by financing activities was $9.5 million for the nine months ended September 30, 2012 compared to net cash used in financing activities of $31.5 million for the corresponding period in 2011. The increase in cash provided by financing activities was primarily due to borrowings under our credit facility used to pay increased annual incentive bonus payments which were higher in 2012 due to a strong 2011 performance year. In addition, during the nine months ended September 30, 2012, we purchased 1,019,906 shares of our common stock in the open market for $12.7 million. Also during the nine months ended September 30, 2012, $2.8 million in contingent acquisition liabilities were paid relating to prior year acquisitions.

Debt, Commitments and Capital

We currently have an unsecured credit agreement with a syndicate of banks which provides a five-year, $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro. At September 30, 2012, we had aggregate borrowings of $155.5 million, compared to $131.8 million at December 31, 2011 and $173.6 million at September 30, 2011. Based on our financial covenant restrictions at September 30, 2012, a maximum of approximately $185.0 million was available in additional borrowings under the credit facility. For further details and terms of the credit agreement, see Note 11 - Bank Debt to the notes to our unaudited consolidated financial statements.

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

At September 30, 2012, under the definitions in the credit agreement, our consolidated leverage ratio was 1.6 and our consolidated interest coverage ratio was 4.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement as of September 30, 2012; however, there can be no assurances that we will remain in compliance in the future.

At September 30, 2012, including the above mentioned credit facility, we had total contractual obligations of $290.8 million. The following table shows the components of our significant commitments at September 30, 2012 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	2012	2013 to 2014	2015 to 2016	Thereafter
Deferred acquisition liability	$20,270	$9,710	$7,698	$2,862	$0
Purchase agreements	7,836	1,177	6,659	0	0
Revolving credit facility	155,538	0	0	155,538	0
Lease commitments	107,145	6,969	40,859	26,804	32,513

	$290,789	$17,856	$55,216	$185,204	$32,513

We have commitments recorded in other current liabilities and other non-current liabilities of approximately $7.8 million (reflected in table above) relating to costs associated with an information technology infrastructure project that we commenced during the quarter ended December 31, 2011 to support our corporate technology needs in addition to the needs of our expanding technology business. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system which contain termination clauses allowing us to terminate the contracts for a penalty. Currently, we do not expect, however, to terminate these contracts and expect to pay approximately $7.7 million over the next three years through 2014.

At September 30, 2012, we had $20.3 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $14.3 million is in the form of contingent acquisition liability obligations which was recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Should each of these acquisitions reach their maximum target, our maximum payout would be $19.5 million.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock, in open market or private transactions. During the nine months ended September 30, 2012, we repurchased 1,019,906 shares for $12.7 million. Through September 30, 2012, we have repurchased 1,254,206 shares for approximately $15.2 million.

We believe that our current cash and cash equivalents, future cash flows from operations and borrowings under our credit facility will provide adequate liquidity to fund anticipated short-term and long-term operating activities. However, in the event we make significant cash expenditures in the future for major acquisitions or other unanticipated activities, we may require more liquidity than is currently available to us under our credit facility and may need to raise additional funds through debt or equity financing, as appropriate. In addition, if our lenders are not able to fund their commitments due to disruptions in the financial markets or otherwise, our liquidity could be negatively impacted.

As we develop our 2013 operating plans and margin improvement goals, we anticipate taking certain actions which may include compensation and staffing alignment, improved practice cost management and targeted general and administrative cost reductions. These actions may result in higher severance expenses. We continue to evaluate under performing practice areas and are considering various options to improve our overall financial results.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In September 2011, the Financial Accounting Standards Board issued guidance which adds an optional qualitative assessment to goodwill impairment testing under ASC Topic 350. The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. The guidance is effective for annual or interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any impact on our financial statements.

In June 2011, the Financial Accounting Standards Board issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under FASB ASC Topic 220 — Presentation of Comprehensive Income, an entity has the option to present the components of net income and comprehensive income in either one or two separate financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance impacted our disclosures only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At September 30, 2012, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At September 30, 2012, our interest rate swaps effectively fixed our LIBOR base rate on $15.0 million of our debt. Based on borrowings under the credit facility at September 30, 2012 and after giving effect to the impact of our interest rate swap agreements, our interest rate exposure is limited to $140.5 million of debt, and each quarter point change in market interest rates would result in approximately a $0.4 million change in annual interest expense.

At September 30, 2012, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2012, we had net assets of approximately $78.8 million with a functional currency of the UK Pound Sterling and $27.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At September 30, 2012, we had net assets denominated in the non-functional currency of approximately $0.6 million. As such, a ten percent change in the value of the local currency would result in less than a $0.1 million currency gain or loss in our results of operations. Excess cash held outside the United States is immaterial and therefore we have limited exposure to repatriating funds back to the United States.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
July 1 - 31, 2012	126,000	$12.72	126,000	$88,579,392
August 1 - 31, 2012	178,000	$11.58	178,000	$86,517,879
September 1 - 30, 2012	155,508	$11.46	152,000	$84,775,066

Total	459,508	$11.85	456,000	$84,775,066

(a)	Includes 3,508 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions.

Item 6. Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard
Chief Executive Officer

By:	/S/ THOMAS A. NARDI
Thomas A. Nardi
Executive Vice President and Chief Financial Officer

Date: October 31, 2012