Form 10-K
period 2012-12-31
NAVIGANT CONSULTING INC
filed 2013-02-15
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐      NO  ☑

As of February 15, 2013, 50,820,477 shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on June 29, 2012, was approximately $632.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held on May 21, 2013, is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2012.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements

Statements included in this report and its exhibits which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I

Item 1.	Business.

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance Advisory; Healthcare; and Energy, which were realigned during the second quarter of 2012.

We are a Delaware corporation incorporated in 1996 and headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI.”

General Development of the Business

Since our inception, we have grown through the recruitment of new consultants combined with acquisition investments of select firms that are complementary to our business. We completed a strategic review during 2009 and based on the results of that review we have been focused on managing our resources and concentrating on fewer practice areas that have growth potential and where we believe we enjoy scale and competitive advantages. We combine achieved organic growth with strategic acquisitions that are complementary to our service offerings across all our segments. Over the past four years we have invested approximately $150 million in 14 businesses.

•	In 2009, we acquired Summit Blue to bolster our presence within the Energy segment, specifically energy efficiency, demand-side management, Smart Grid and renewable energy strategies.

•

In 2010, we expanded our Healthcare segment with the acquisition of EthosPartners, a national healthcare consulting group specializing in physician practice operations and revenue cycle managements, grew our Financial, Risk & Compliance Advisory segment specifically within the anti-money laundering, regulatory compliance and anti-corruption areas with the acquisition of Daylight Forensics & Advisory, LLC and added to our economics capabilities in the Washington, D.C. market within the Disputes, Investigations & Economics segment with the acquisition of Empiris, LLC.

•

In 2011, we acquired Ignited Solutions which expanded our technology solutions business, including electronic discovery data collection, data processing and data hosting within our Disputes, Investigations & Economics segment.

•

In 2012, we expanded our business strategy advisory services to companies in the life sciences and pharmaceutical industries through the acquisition of Easton Associates, LLC and expanded our healthcare advisory services through the acquisition of Empath Consulting, a provider of hospital work flow management and process control systems. Additionally, we grew our Energy segment through the acquisition of Pike Research, LLC a market intelligence firm focused on the global clean energy and smart technology markets.

•	In December 2012, we acquired AFE Consulting in order to broaden our range of economics knowledge and expertise within the Disputes, Investigations & Economics segment.

•	We also acquired several smaller businesses to further complement our existing services.

In addition to our acquisitions we continue to strengthen our team of recognized experts and thought leaders across various industries. In recent years we have hired over 100 senior level consultants. In addition to the growth discussed above, we continue to operate other businesses that complement our focus areas.

More recently, we have invested in our information technology infrastructure to support the technology-enabled initiatives across all of our segments. These services include e-discovery services, data analytics, technology solutions, invoice and insurance claims processing, market research and benchmarking.

In addition to investing in talent retention, acquisitions and technology our strong cash flows have contributed to strengthening our financial position. Over the same four year period, we have reduced our bank debt balance from $233 million to $134 million. In addition, in 2011 we began a stock buyback program and through December 31, 2012 have repurchased 1.8 million shares at an average price of $11.67 per share.

Human Capital Resources

At December 31, 2012, we had 2,853 employees. After adjusting total employees for part-time status, we had 2,795 full time equivalent (FTE) employees. These FTE employees were comprised of the following:

•	1,613 consultants in businesses that deliver professional services who record time to client engagements.

•

400 Technology, Data & Process professionals in businesses that are comprised of technology enabled professional services, including e-discovery services and data analytics, technology solutions, invoice and insurance claims processing, market research and benchmarking. These individuals may record time to client engagements (in professional services engagements), though many do not record time to specific engagements.

•	236 project employees who perform client services on a contractual basis. Project employee levels vary from period to period based on staffing and resource requirements.

•

546 non-billable employees who are assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions. The majority of costs related to these employees is recorded in general and administrative expense while the costs directly relating to practice support functions are recorded as costs of services before reimbursements.

Our revenues are primarily generated from services performed by our consultants; therefore, our success depends in large part on attracting, retaining and motivating talented, creative and experienced consultants at all levels and across geographies. We have acquired and seek to acquire these individuals through both recruitment and acquisitions of businesses. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts. Our consultants are drawn from the industries we serve, from accounting and other consulting organizations, and from top rated colleges and universities. Our consultants include, but are not limited to, PhDs, MDs, MBAs, JDs, CPAs, CRAs (certified risk analysts), CFEs (certified fraud examiners), ASAs (accredited senior appraisers), engineers, nurses and former government officials. In addition to recruiting consultants, we have acquired and seek to acquire certain consulting businesses to add highly skilled consultants to enhance our service offerings and to expand our geographical footprint. We believe that the strategy of selectively acquiring consulting businesses and hiring additional consulting capabilities strengthens our platform, market share and overall operating results.

We retain our employees by offering competitive compensation packages of base and incentive compensation, and in certain instances share-based compensation and retention incentives, attractive benefits and rewarding careers. We periodically review and adjust, if needed, our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry and is consistent with our performance. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support our community, but also provide rewarding experiences for our employees outside of their client activities.

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

Industry Sectors

We provide services to and focus on industries undergoing substantial regulatory or structural change. Our service offerings are relevant to most industries including federal and state agencies within the public sector. However, we have significant industry-specific knowledge and a large client base in the legal, energy, healthcare and financial services industries.

Competition

The market for consulting services is highly competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as global accounting firms, and other local, regional, national and international consulting firms. Many of these companies are international in scope and have larger teams of personnel, financial, technical and marketing resources than we do. In particular, the Big Four accounting firms; PwC, Deloitte, Ernst & Young and KPMG, are highly competitive in the consulting industry. However, we believe that our experience, reputation, industry focus and broad range of service offerings enable us to compete effectively in the consulting marketplace.

Developing Client Relationships

We market our services directly to corporate counsel, law firms, governmental agencies, corporate boards, corporate executives and special committees. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. In addition, we have strengthened our market presence by developing our brand name. New engagements are sought and won by our senior and mid-level consultants working together with our business development team that supports all of our business segments. We seek to leverage our client relationships in one business segment to cross sell service offerings provided by the other business segments. Clients frequently expand the scope of engagements during delivery to include follow-on, complementary services. Our future performance will continue to depend upon our ability to win new engagements; retain consultants; develop and continue client relationships and maintain our reputation.

Financial Information about Business Segments

We believe our unique mix of deep industry expertise, combined with our scale, broad geographic presence, multi-disciplinary professionals and targeted service offerings position us to serve the majority of our clients’ challenges. We continue to establish programs to facilitate collaborative product development and marketing efforts, and also to develop new, innovative and repeatable solutions for our clients.

During the year ended December 31, 2012, Julie M. Howard was named our Chief Executive Officer (CEO). As CEO, Ms. Howard fills the role of chief operating decision maker (CODM). Under her direction, a strategic realignment of the firm’s practices occurred during the second quarter of 2012, establishing four new operating and reportable segments that each report to Lee A. Spirer, Executive Vice President and Global Business Leader. Our performance is assessed and resources are allocated by the CODM based on the following four reportable segments:

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

•

The Financial, Risk & Compliance Advisory segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and restructuring consulting to clients in a broad variety of industries.

•

The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing, technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

•

The Energy segment provides management advisory services to existing and prospective owners of energy supply and delivery assets which allows them to evaluate, plan, develop, and enhance the value of their investments within evolving market and regulatory structures. In addition, the segment provides energy efficiency and energy related market research services. Clients include utilities, independent power producers, financial entities, law firms, regulators, and energy equipment providers.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributable to certain retention incentives (see Note 8 — Share-based Compensation Expense and Note 9 — Supplemental Consolidated Balance Sheet Information to the notes to the consolidated financial statements).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior period segment data has been recast to be consistent with the current presentation.

Information on segment operations has been summarized as follows (shown in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenues before reimbursements:
Disputes, Investigations & Economics	$340,036	$338,965	$344,548
Financial, Risk & Compliance Advisory	162,614	136,472	98,288
Healthcare	151,065	134,611	105,933
Energy	89,668	85,666	74,692

Total revenues before reimbursements	$743,383	$695,714	$623,461

Total revenues:
Disputes, Investigations & Economics	$364,426	$370,850	$379,846
Financial, Risk & Compliance Advisory	204,166	159,663	112,830
Healthcare	170,150	151,841	122,807
Energy	105,899	102,330	88,177

Total revenues	$844,641	$784,684	$703,660

Segment operating profit:
Disputes, Investigations & Economics	$123,288	$122,672	$118,459
Financial, Risk & Compliance Advisory	58,564	44,906	31,197
Healthcare	50,959	42,739	37,348
Energy	31,721	32,882	28,911

Total segment operating profit	264,532	243,199	215,915

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	141,155	130,415	121,685
Depreciation expense	14,986	13,303	14,457
Amortization expense	6,767	8,658	12,368
Other operating costs	1,645	—	6,407
Long-term compensation expense related to consultants (including share-based compensation)	16,121	14,530	10,977

Operating income	83,858	76,293	50,021
Interest and other expense, net	4,503	5,566	8,828

Income before income tax expense	$79,355	$70,727	$41,193

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	December 31, 2012	December 31, 2011
Disputes, Investigations & Economics	$476,736	$437,431
Financial, Risk & Compliance Advisory	99,202	92,337
Healthcare	175,430	159,450
Energy	102,458	96,639
Unallocated assets	100,624	89,344

Total assets	$954,450	$875,201

How Our Income is Derived

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and materials basis. Clients are typically invoiced on a monthly basis, with revenues recognized as the services are provided. There are also client engagements for which we are paid a fixed amount for our services, often referred to as fixed fee billings; the vast majority of our Healthcare operating segment utilizes fixed fee billing arrangements. This may be one single amount covering the whole engagement or several amounts for various phases or functions of the engagement. From time to time, we earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. In addition, our Technology, Data & Process businesses also generate revenue on a per unit or subscription basis. The performance based and referral related revenues we earn may cause unusual variations in our quarterly revenues and results of operations.

Our most significant expense is labor costs, which consists of consultant salaries, incentive compensation, amortization of sign-on and retention incentive payments, share-based compensation and benefits. Labor costs are reported in cost of services before reimbursable expenses, which also includes sales and marketing expenses and the direct costs of recruiting and training consultants.

Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and administrative personnel that indirectly support client engagements. Office-related expenses primarily consist of rent for our offices. Other overhead costs include bad debt expense, marketing, technology, finance and human capital management.

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 31%, 26% and 23% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The increase over the past two years related primarily to a concentration of larger mortgage servicing review and financial service dispute engagements in our Financial, Risk & Compliance Advisory and Disputes, Investigations & Economics segments. Revenues earned from our top 10 clients amounted to 24%, 19% and 16% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. No single client accounted for more than 10% of our total revenues for any of the years ended December 31, 2012, 2011 and 2010. The mix of our largest clients may change from year to year.

Non-U.S. Operations

We have offices in the United Kingdom, Canada, China, Dubai and other countries outside the U.S. and conduct business in several other countries. The United Kingdom accounted for 9% of our total revenues for the year ended December 31, 2012 and 10% of our total revenues for the years ended December 31, 2011 and 2010.

No country, other than the United States and the United Kingdom, accounted for more than 10% of our total revenues in any of the three years ended December 31, 2012, 2011 and 2010. Our non-U.S. subsidiaries, in the aggregate, represented approximately 11%, or $89.7 million, of our total revenues in 2012 compared to 12%, or $97.1 million, in 2011 and 13%, or $94.3 million, in 2010.

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

Item 1A.	Risk Factors

In addition to other information contained in this report and in the documents incorporated by reference herein, the following risk factors should be considered carefully in evaluating us and our business. These factors could have a significant impact on our business, operating results and financial condition.

Risks Related to the Market

Our business, results of operations and financial condition could be adversely affected by disruptions in the marketplace caused by economic and political conditions.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels and types of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain of our services obsolete, all of which could have a material adverse effect on our business, results of operations and financial condition. Changes in global economic conditions or the regulatory or legislative landscape could also shift demand to services that we do not offer or for which we do not have competitive advantages, and this could negatively affect the amount of new business that we are able to obtain. Although we have implemented ongoing cost management measures, if we are unable to appropriately manage costs or if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected. Additionally, significant economic turmoil or financial market disruptions could adversely impact the availability of financing to our clients and in turn may adversely impact our ability to collect amounts due from our clients or cause them to terminate their contracts with us, each of which could adversely affect our results of operations.

Our business could be impacted by competition and regulatory and legislative changes.

The market for consulting services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, as well as the global accounting firms and other local, regional, national, and international consulting firms. Many of these firms are international in scope and have larger teams of personnel and financial, technical and marketing resources than we do. Some firms may have lower overhead and other operating costs and, therefore, may be able to more effectively compete through lower cost service offerings. Many of our clients operate in highly regulated industries such as healthcare, energy, financial services and insurance. Regulatory and legislative changes in these industries potentially render certain of our service offerings obsolete and decrease our competitive position. If we cannot compete effectively, our revenues and results of operations could be adversely impacted.

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

Our inability to attract, retain and motivate our senior-level consultants could have an adverse effect on our ability to win new client engagements or meet client needs in our current engagements, and our revenues and results of operations could be adversely affected. Further, our failure to realize the expected financial returns from our recruiting investments could adversely impact our results of operations.

Our international operations create special risks.

We have offices in the United Kingdom, Canada, China, Dubai and other countries outside of the U.S. and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including:

•	Cultural and language differences;

•	Employment laws and related factors that could result in lower utilization, higher staffing costs, and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that adversely affect our financial position and operating results;

•	Differing regulatory requirements and other barriers to conducting business;

•	Impact on consulting spend from international firms and global economies impacted by the European sovereign debt crisis and related government and economic response;

•

Managing the risks associated with engagements performed by employees and independent contractors with foreign officials and governmental agencies, including the risks arising from the anti-bribery and corruption;

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

Risks Related to Capital and Financing

We cannot be assured that we will have access to sufficient sources of capital to meet our working capital needs or the future needs of our business.

In May 2011, we entered into a new unsecured credit agreement with a syndicate of banks. The credit agreement provides us a five-year $400.0 million revolving credit facility, which may be increased to $500.0 million at our option, subject to the terms and conditions specified in the credit agreement. We use the credit facility to assist in funding our short-term working capital and long-term cash requirements. At December 31, 2012, we had $134.2 million in borrowings outstanding under the credit facility. There can be no assurance that the credit facility will continue to be sufficient to meet the future needs of our business, particularly if a decline in our financial performance occurs. If this occurs, and we are unable to otherwise increase our operating cash flows or raise additional capital or obtain other debt financing, we may be unable to meet our future working capital needs, including, for example, consummating acquisitions. Furthermore, if our clients’ financial condition were to deteriorate, impairing their ability to make payments due to us, our operating cash flows would be adversely impacted which could require us to fund a greater portion of our working capital needs with borrowings under our credit facility. Lastly, certain financial institutions that are lenders under our credit facility could be adversely impacted by a depressed economy and therefore unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of interest and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2012, there can be no assurance that we will remain in compliance in the future. Our borrowings under the credit facility tend to be higher during the first half of the year to fund annual incentive payments, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2012 levels. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

We have variable rate indebtedness which subjects us to interest rate risk and may cause our annual debt service obligations to increase significantly.

Borrowings under our credit facility are based on short term variable rates of interest which expose us to interest rate risk. While market interest rates have remained low for some time, these rates could increase, adversely impacting our interest expense and cash outflows.

Risks Related to our Business Operations

Our revenues and profitability may suffer if we are not able to maintain current bill rates and/or utilization rates.

Our revenues, and in turn our profitability, are largely based on the bill rates charged to our clients and the number of hours our consultants work on client engagements, which we define as the “utilization” of our consultants. Accordingly, if we are not able to maintain the bill rates for our services or appropriate utilization rates of our consultants, our revenues, profit margins and profitability may suffer. Bill rates and consultant utilization rates are affected by a number of factors, including:

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

We do work for clients that for financial, legal or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher risk engagements and higher risk clients, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties in one or more of these higher-risk engagements could have a material adverse impact on our business and financial condition. Examples of higher risk engagements include, but are not limited to:

•	Interim management engagements, including those for hospitals and other healthcare providers;

•

Engagements where we assist clients in complying with healthcare-related regulatory requirements, including clinical documentation improvement training and auditing services, revenue cycle and operational performance improvement services, billing services, medical record coding and auditing services, strategic consulting for hospital and health system merger and affiliation, and independent review organization assignments;

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

Many of our client engagement agreements are short term in nature (less than one year) or can be terminated by our clients with little or no notice and without penalty. For example, in our litigation-related engagements, if the litigation is settled, our services usually are no longer necessary and our engagement is promptly terminated. Some of our services involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for the additional stages of an engagement or that a client will cancel or delay additional planned engagements. Our client engagements are usually relatively short term in comparison to our office-related expenses and other infrastructure commitments. Therefore, we rely heavily on our senior-level consultant’s ability to develop new business opportunities for our services.

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

In addition, our client engagements subject us to the risk of legal liability. Any public assertion or litigation alleging that our services were deficient or that we breached any of our obligations to a client could expose us to significant legal liabilities, distract our management and damage our reputation. Our professional liability insurance may not cover every type of claim or liability that could potentially arise from our client engagements. In addition, the limits of our insurance coverage may not be enough to cover a particular claim or a group of claims and the costs of defense.

We encounter professional conflicts of interest.

If we are unable to accept new client engagements for any reason, including business and legal conflicts, our consultants may become underutilized or discontented, which may adversely affect our future revenues and results of operations, as well as our ability to retain these consultants. In addition, although we have systems and procedures to identify potential conflicts of interest prior to accepting a new client engagement, there is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our reputation and result in professional liability which may adversely impact our business and results of operations.

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

Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our total assets. Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level on our goodwill and, on a quarterly basis, we are required to assess the recoverability of both our goodwill and long-lived intangible assets. We consider our operating segments to be our reporting units. We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. If the fair market value of one of our reporting units or other long-lived intangible assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. At December 31, 2012, we had goodwill of $619.9 million and net intangible assets of $16.1 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 5 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

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

We work for various U.S., state, local and foreign governmental entities and agencies. These engagements have special risks that include, but are not limited to, the following:

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

Risks Related to Technology

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

We depend on information systems to manage and run our business. Additionally, certain services we provide require us to store, transmit or process sensitive or confidential client information, including personal consumer information and health or other personally identifiable information. If any person, including any of our employees or third-party vendors with whom we contract for data hosting services, negligently disregards or intentionally breaches the information security controls we have implemented to protect our clients’ data, or those security controls prove to be inadequate, we could incur legal liability and may also be subject to regulatory enforcement actions, fines and/or criminal prosecution in multiple jurisdictions. Our potential liability in the event of a security breach of client data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages. Any unauthorized disclosure of sensitive or confidential client information, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, including an intentional attack by a person or persons who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability and damage to our reputation and could have a material adverse effect on our business and results of operations.

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

We have approximately 60 operating leases for office facilities, principally in the United States. Due to acquisitions and growth, we often have more than one operating lease in the cities in which we have offices. Our office space needs in certain geographic areas may change as our business expands or contracts in those areas. The following are our principal regional office locations:

United States:	Outside of the United States:
Atlanta, Georgia	China — Hong Kong
Chicago, Illinois	Canada — Toronto
Los Angeles, California	United Kingdom — London
New York, New York	UAE — Dubai
San Francisco, California
Washington, D.C.

Item 3.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers at February 15, 2013:

Name	Title	Age
Julie M. Howard	Chief Executive Officer	50
William M. Goodyear	Executive Chairman of the Board	64
Lee A. Spirer	Executive Vice President and Global Business Leader	46
Thomas A. Nardi	Executive Vice President and Chief Financial Officer	58
Monica M. Weed	Vice President, General Counsel and Secretary	52

Julie M. Howard, 50, has served as our Chief Executive Officer and a member of our board of directors since March 2012. Ms. Howard served as our President since 2006 and our Chief Operating Officer since 2003. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions with several professional services firms. Ms. Howard is currently a member of the board of directors of Innerworkings Inc. and Kemper Corporation (formerly Unitrin, Inc.) and a member of the Foundation Board for Lurie Children’s Hospital of Chicago. Ms. Howard is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA). Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in Finance and Management.

William M. Goodyear, 64, has served as our Chairman of the Board since May 2000. He served as Chief Executive Officer from May 2000 through February 2012. He has been a member of our board of directors since December 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America Illinois and was President of Bank of America’s Global Private Bank. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for 5 years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank and BankAmerica Corporation. Mr. Goodyear is a trustee and member of the

Executive Committee of the Board of Trustees for the Museum of Science and Industry and a member of the Board of Trustees of the University of Notre Dame and serves on the Rush University Medical Center Board, where he is Vice Chairman and a member of the Executive Committee and Chair of the Finance Committee. Mr. Goodyear received a Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and a Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame.

Lee A. Spirer, 46, has served as our Executive Vice President and Global Business Leader since November 2012. Mr. Spirer has served in a variety of strategic and operational roles in a range of professional and business services organizations. From April 2009 to May 2012, Mr. Spirer served as Senior Vice President and Global Business Head of Kroll Risk & Compliance Solutions, and prior to that, from September 2005 to February 2008, Mr. Spirer served as Senior Vice President and Global Leader of Corporate Strategy and Development for Dun & Bradstreet Corporation. From June 2001 to September 2005, Mr. Spirer held several senior management roles at IBM Business Consulting Services, last serving as General Manager, Global Financial Markets. In addition, from March 2008 to April 2009 and again from June 2012 to October 2012, Mr. Spirer served as Managing Partner of LAS Advisory Services, advising private equity and venture capital firms on a variety of strategic and operational issues. Mr. Spirer is a graduate of The Wharton School with a Masters of Business Administration and Brandeis University with a Bachelor’s degree in Economics, with high honors and Phi Beta Kappa.

Thomas A. Nardi, 58, has served as our Executive Vice President and Chief Financial Officer since November 2008. Previously, Mr. Nardi served as President of Integrys Business Support, a wholly owned unit of Integrys Energy Group, a NYSE-listed public utility and energy company. From 2001 to 2007, he served as Executive Vice President and Chief Financial Officer for Peoples Energy. Prior to joining Peoples, Mr. Nardi spent 19 years at NICOR, one of the nation’s largest gas distribution utilities, where he held a variety of financial and strategic management roles including Corporate Controller and Treasurer. Mr. Nardi began his career in the audit practice of Arthur Andersen. Mr. Nardi received a degree in accounting from Western Illinois University and a Master’s degree in Business Administration from the University of Chicago.

Monica M. Weed, 52, has served as our Vice President, General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary, for Information Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal (now SNR Denton). Ms. Weed received a Bachelor of Arts in Classics from Northwestern University, a law degree from the Northwestern University School of Law and a Master’s degree in Business Administration from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock.

	High	Low
2012
Fourth quarter	$11.38	$9.47
Third quarter	$13.45	$10.70
Second quarter	$14.62	$11.12
First quarter	$14.48	$11.60
2011
Fourth quarter	$11.99	$8.65
Third quarter	$11.99	$8.52
Second quarter	$11.84	$9.27
First quarter	$10.43	$9.05

Holders

At February 14, 2013, there were 271 holders of record of our shares of our common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2012 or December 31, 2011. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement may limit our ability to pay dividends in the future.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the peer group described below. The graph assumes that $100 was invested on December 31, 2007 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Measurement Period	Navigant Consulting Inc.	NYSE Index	Peer Group(a)
FYE 12/31/07	$100.00	$100.00	$100.00
FYE 12/31/08	116.08	60.86	70.51
FYE 12/31/09	108.72	78.24	80.47
FYE 12/31/10	67.32	88.91	99.37
FYE 12/31/11	83.48	85.62	103.50
FYE 12/31/12	81.64	99.44	115.45

a)	The Peer Group consists of the following companies: The Advisory Board Company, CBIZ Inc., The Corporate Executive Board Company, CRA International Inc. (formerly known as Charles River Associates, Inc.), Duff & Phelps Corporation, Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Heidrick & Struggles International Inc., Hill International, Inc., Huron Consulting Group Inc., ICF International, Inc., HIS, Inc., Korn/Ferry International, MAXIMUS, Inc., Resources Connection, Inc., Sapient Corporation, Tetra Tech, Inc., TRC Companies and VSE Corporation. The Peer Group is weighted by market capitalization. The Peer Group is the same as the current peer group used by the compensation committee of our board of directors to make executive compensation decisions. The peer group is reviewed and modified, if necessary, on an annual basis.

Issuance of Unregistered Securities

During the year ended December 31, 2012, we issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed(b)	Purchaser or “Recipient”	Assets Purchased
November 1, 2012	Common Stock	37,426	Section 4(2)	Liam and Katherine Holder	(c)
December 3, 2012	Common Stock	251,458	Section 4(2)	PFEC, LLC	(d)

(a)	Does not take into account additional cash or other consideration paid or payable by us as part of the transactions.

(b)	The shares of common stock were issued without registration in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act.

(c)	Shares represent partial consideration to purchase all of the shares of International Construction Forensics Limited.

(d)	Shares represent partial consideration to purchase substantially all of the assets of the recipient.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
October 1 - 31, 2012	189,569	$10.88	184,000	$82,722,284
November 1 - 30, 2012	180,478	$10.21	175,000	$80,985,421
December 1 - 31, 2012	224,764	$10.83	223,000	$78,571,631

Total	594,811	$10.66	582,000

(a)	Includes 12,811 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.

(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2012

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	851,857	$12.98	5,381,423
Equity compensation plans not approved by security holders(a)	12,900	$19.46	—

Total	864,757	$13.08	5,381,423

(a)	See Note 8 — Share-Based Compensation Expense to the notes to our consolidated financial statements.

Item 6.	Selected Financial Data.

The following five year financial and operating data should be read in conjunction with the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report. The amounts are shown in thousands, except for per share data.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues before reimbursements	$743,383	$695,714	$623,461	$636,748	$727,062
Reimbursements	101,258	88,970	80,199	70,491	83,578

Total revenues	844,641	784,684	703,660	707,239	810,640
Cost of services before reimbursable expenses	494,972	467,045	418,523	416,545	444,035
Reimbursable expenses	101,258	88,970	80,199	70,491	83,578

Total costs of services	596,230	556,015	498,722	487,036	527,613
General and administrative expenses	141,155	130,415	121,685	129,048	155,378
Depreciation expense	14,986	13,303	14,457	17,600	17,302
Amortization expense	6,767	8,658	12,368	13,014	16,386
Other operating costs (benefits):
Office consolidation	580	—	(900)	8,810	5,207
Intangible assets impairment	—	—	7,307	—	—
Contingent acquisition liability adjustment	1,065	—	—	—	—

Operating income	83,858	76,293	50,021	51,731	88,754
Interest expense	5,453	7,292	10,704	15,076	20,146
Interest income	(872)	(1,447)	(1,309)	(1,211)	(1,182)
Other income, net	(78)	(279)	(567)	(182)	(62)

Income before income tax expense	79,355	70,727	41,193	38,048	69,852
Income tax expense	33,186	29,597	17,136	16,101	29,795

Net income	$46,169	$41,130	$24,057	$21,947	$40,057

Basic net income per share	$0.91	$0.81	$0.49	$0.46	$0.86
Shares used in computing net income per basic share	50,894	50,820	49,405	48,184	46,601
Diluted net income per share	$0.90	$0.80	$0.48	$0.44	$0.83
Shares used in computing net income per diluted share	51,572	51,371	50,447	49,795	48,285

	At December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$1,052	$2,969	$1,981	$49,144	$23,134
Working capital	85,341	64,681	63,906	114,744	97,988
Total assets	954,450	875,201	869,035	820,245	792,393
Total non-current liabilities	237,412	205,199	252,735	268,019	296,076
Total stockholders’ equity	559,743	513,678	460,721	418,792	365,758

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

Overview

We are an independent specialty consulting firm that combines deep industry knowledge with broad technical expertise. We focus on industries that typically undergo substantial regulatory or structural change and provide services to enable clients to manage the uncertainty, risk and distress caused by those changes. The nature of our services, as well as our clients’ demand for our services are impacted not only by these regulatory and structural changes, but also by the United States, global economies and other significant events specific to our clients.

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). From time to time, we may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. These performance based and referral revenues may cause unusual variations in our quarterly revenues and results of operations. Revenue is also earned on a per unit or subscription basis. Regardless of the terms of our fee arrangements, our ability to earn those fees is reliant on deploying consultants with the experience and expertise to deliver services.

Our most significant expense is consultant compensation, which includes salaries, incentive compensation, amortization of sign-on and retention incentive payments, share-based compensation and benefits. Consultant compensation is included in cost of services before reimbursable expenses, in addition to sales and marketing expenses and the direct costs of recruiting and training consultants.

Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and administrative personnel that indirectly support client engagements. Office-related expenses primarily consist of rent for our offices. Other administrative costs include bad debt expense, marketing, technology, finance and human capital management.

Because our ability to derive fees is largely reliant on the hiring and retention of personnel, the average number of full-time equivalents (FTE) and our ability to keep consultants utilized are important drivers of the business. The average number of FTE is adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our FTEs in response to changing demand.

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

Acquisitions

For details of our acquisitions see Note 3 — Acquisitions to the notes to our consolidated financial statements.

Key Operating Metrics

We include the following metrics in order to provide additional operating information related to our business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. During the three months ended June 30, 2012, in connection with our segment realignment (see Note 4 — Segment Information to the notes to our consolidated financial statements), we revised the definition of our technology businesses. Our Technology, Data & Process businesses are comprised of technology enabled professional services, including e-discovery services and data analytics, technology solutions and data services, invoice and insurance claims processing, market research and benchmarking businesses. Prior period operating metrics have been revised to reflect all changes made to the following definitions.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements;

•

Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below;

•	Non-billable FTE — individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

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

Results of Operations

2012 Revenue before Reimbursements growth was driven by contributions across all our segments, but primarily by our Healthcare segment and by mortgage servicing review engagements in our Financial, Risk & Compliance Advisory segment, also aided by significant growth in our Technology, Data & Process service offerings that span our segments.

The 2012 growth in our Financial, Risk & Compliance Advisory segment was driven by several large mortgage servicing review engagements, partially off-set by declines in other services. Settlements were recently announced between certain clients and the federal regulators which we expect to have a significant negative impact on our 2013 segment revenues.

The market trends driving our 2012 Healthcare growth are expected to continue, and be aided by the complementary services added by our 2012 strategic acquisitions. We believe the breadth and depth of our service offerings to the provider, payer, physician and life sciences market make us unique among consulting firms, which we expect to drive 2013 performance. Our Energy segment finished the year strong, with nearly all of its 2012 growth driven by fourth quarter 2012 results. Our leading energy efficiency services drive that growth, now aided by the addition of our market research capabilities. We anticipate that the outcome of the November elections will strengthen demand, assuming continued regulatory focus on energy efficiency, renewables and environmental issues. In our Disputes, Investigations & Economics segment, we experienced continued challenges in our litigation support businesses throughout 2012, with signs of improvements in the fourth quarter 2012. Increased revenues from our Technology, Data & Process services within this segment helped to offset decreased revenue in our core disputes businesses.

(Amounts in thousands, except per share data and metrics)	For the Year Ended December 31,			2012 over 2011 Increase (Decrease) Percentage	2011 over 2010 Increase (Decrease) Percentage
	2012	2011	2010
Key operating metrics:
Average FTE
—Consulting	1,565	1,571	1,535	(0.4)	2.3
—Technology, Data & Process	361	247	152	46.2	62.5
—Non-billable	539	527	518	2.3	1.7
Period end FTE
—Consulting	1,613	1,578	1,559	2.2	1.3
—Technology, Data & Process	400	304	220	31.6	38.2
—Non-billable	546	527	528	3.6	(0.2)
Average bill rate	$281	$282	$275	(0.4)	2.5
Average utilization rate	75%	77%	74%	(2.6)	4.1

Results for the year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues before Reimbursements.    For the year ended December 31, 2012, revenues before reimbursements increased 6.9% compared to 2011. The growth was driven by our Financial, Risk & Compliance Advisory and Healthcare segments, where revenues before reimbursements increased by 19.2% and 12.2%, respectively, for the year ended December 31, 2012 compared to 2011. Our Energy segment also increased 4.7% for the same periods, mainly driven by our acquisition of Pike Research. Revenues before reimbursements in our Disputes, Investigations & Economics segment remained virtually flat for the year ended December 31, 2012 compared to 2011 as significantly higher technology revenues were largely offset by weaker general litigation and forensic accounting revenues. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements increased 4.7% for the year ended December 31, 2012 compared to 2011, mainly due to large engagements in the mortgage servicing review area and program changes relating to the U.S. healthcare landscape. As noted above, settlements were recently announced between certain clients and the federal regulators which will negatively impact our 2013 revenues relating to mortgage servicing reviews.

Revenues before reimbursements included performance-based fees of $10.7 million for the year ended December 31, 2012 compared to $17.7 million in 2011. The decrease was mainly a result of fewer restructuring related performance based fees within our Financial, Risk & Compliance Advisory segment.

Utilization levels for the year ended December 31, 2012 ran at 75%, down from a 77% utilization rate in 2011. The decrease in utilization was offset by an increase in contractor and project employee resources, whose billable hours contributed to the revenues before reimbursements increase but were not captured in our utilization metric. Average bill rate was relatively flat at $281 for the year ended December 31, 2012 compared to $282 in 2011. Average FTE — Consulting also remained flat as staffing reductions within the Disputes, Investigations & Economics segment were offset by increases across the remaining segments due to new hires and acquisitions. Average FTE — Technology, Data & Process increased 46.2% to support continued growth relating to: technology solutions and financial services litigation related technology engagements within our Disputes, Investigations & Economics segment; claims and billing and technology solutions engagements within our Healthcare segment; and our acquisition of Pike Research within our Energy segment.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 6.0% for the year ended December 31, 2012 compared to 2011. The increased cost of services was mainly due to higher wages and benefits associated with both increased FTE — client service and project based staffing levels. In addition, medical expenses increased 23.0%. Higher training, practice development and information technology costs also contributed to the increase. Severance expense for the year ended December 31, 2012 compared to 2011 was $3.9 million and $2.6 million, respectively. These increases were partially offset by lower performance-based incentives mainly driven by our lower restructuring related performance-based fees.

General and Administrative Expenses.    General and administrative expenses increased by 8.2% for the year ended December 31, 2012 compared to 2011. The increase was driven by increased wages and benefits and other operating costs primarily relating to employee development, communications and information technology. In addition, Average general and administrative FTE increased 2.1% for the year ended December 31, 2012 compared to 2011. These increases were partially offset by lower bad debt expense, which decreased 8.4% or $0.6 million for the year ended December 31, 2012 compared to 2011. Our days sales outstanding at December 31, 2012 improved to 72 days from 76 at December 31, 2011 due to strong fourth quarter collections. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

General and administrative expenses were 19.0% and 18.7% of revenues before reimbursements for the years ended December 31, 2012 and 2011, respectively.

Depreciation Expense.    The increase in depreciation expense of 12.7% for the year ended December 31, 2012 compared to 2011 was primarily due to recent technology infrastructure spending.

Amortization Expense.    Amortization expense decreased 21.8% for the year ended December 31, 2012 compared to 2011. The decrease was due mainly to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term, partially offset by amortization relating to recent acquisitions.

Other Operating Costs — Contingent Acquisition Liability Adjustment.    During the year ended December 31, 2012, we recorded a $1.1 million expense relating to a fair value adjustment for our deferred contingent acquisition liabilities (see Note 9 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements). The related businesses exceeded their original performance expectations.

Other Operating Costs — Office Consolidation.    During the year ended December 31, 2012, we recorded a $0.6 million expense relating to closing an office location acquired with our AFE purchase. The expense is an estimate which includes assumptions of expected sublease income.

Interest Expense.    Interest expense decreased 25.2% for the year ended December 31, 2012 compared to 2011 due primarily to lower average borrowings during the periods in addition to lower borrowing rates. Our average borrowing rate under our credit facility, including the impact of our interest rate swap agreements (see Note 10 — Derivatives and Hedging Activity to the notes to our consolidated financial statements), was 2.7% and 3.0% for the years ended December 31, 2012 and 2011, respectively. See Note 11 — Bank Debt to the notes to our consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense.    Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates, as well as various permanent book/tax differences. Our effective income tax rate was 41.8% for the years ended December 31, 2012 and 2011. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate.

Results for the year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues before Reimbursements.    Revenues before reimbursements increased by 11.6% in 2011 compared to 2010. The increase was primarily due to improvements driven by strength in the Financial, Risk & Compliance Advisory and Healthcare segments as well as increases in the Energy segment. Incremental revenue from our acquisitions, an increase in performance based fees and increased senior hiring contributed to the improved performance. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements would have increased approximately 5.0%.

Revenues before reimbursements included performance based fees of $17.7 million and $8.3 million, for the years ended 2011 and 2010, respectively. The increase in performance based fees was driven mainly by successes in our Financial, Risk & Compliance Advisory and Healthcare segments.

2011 consultant utilization improved to 77% from 74% in 2010, while average billable FTE’s increased to 1,818 compared to 1,687 in 2010. Average bill rate was $282 for 2011, up 2.5% from $275 in 2010.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 11.6% in 2011 compared to 2010. The increased cost of services was mainly due to higher performance based incentive compensation, wages and benefits increasing with headcount and, overall, solid revenue growth and improvement in our operating results. In addition, amortization of certain recruiting incentives, retention and performance based incentives were higher in 2011 mainly due to 2010 and 2011 senior level hires. These increases were partially offset by lower client service severance expense which was $2.6 million and $5.5 million for the years ended 2011 and 2010, respectively.

General and Administrative Expenses.    General and administrative expenses increased 7.2% in 2011 compared to 2010. Consistent with our improved financial performance, higher incentive compensation expense, along with increased information technology costs and additional costs related to acquisitions, drove most of the increase and was partially offset by lower bad debt expense, which decreased 15.8% from 2010. Average general and administrative FTE’s were up 2.8% while supporting 100 additional client service FTE’s. Bad debt expense decreases resulted from the improved collection of our accounts receivable. Our days sales outstanding at December 31, 2011 and 2010 were 76 and 81, respectively. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

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

Other Operating Costs (Benefit) — Intangible Assets Impairment.    During 2010, we recorded an intangible assets impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements in two markets within our Disputes, Investigations & Economics and Financial, Risk & Compliance Advisory segment.

Depreciation Expense.    The decrease in depreciation expense of 8.0% for 2011 compared to 2010 was primarily due to the full depreciation of certain assets and relatively lower spending on property and equipment in recent years.

Amortization Expense.    Amortization decreased by $3.7 million, or 30.0% in 2011 compared to 2010. This was due to reduced amortization associated with certain intangible assets within our Disputes, Investigations & Economics segment which were subject to an impairment charge recorded during the three months ended December 31, 2010. In addition, certain intangible assets became fully amortized as their useful lives came to term. This decrease was partially offset by increased amortization relating to our recent acquisitions.

Interest Expense.    Interest expense decreased 31.9% for 2011 compared to 2010. This was primarily due to the June 2010 expiration of an unfavorable interest rate swap and reduced debt levels. Our average borrowing rate under our credit agreement, including the impact of our interest rate swap agreements (see Note 10 — Derivatives and Hedging Activity to the notes to our consolidated financial statements), was 3.0% and 4.4% for 2011 and 2010, respectively. See Note 11 — Bank Debt to the notes to our consolidated financial statements for further information on borrowings under our credit facility.

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

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information to the notes to our consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense related to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to retention incentives (see Note 9 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements). Key operating metric definitions are provided above. The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior year segment data has been recast to be consistent with the current presentation.

Disputes, Investigations & Economics
	For the Year Ended December 31,			2012 over 2011 Increase (Decrease) Percentage	2011 over 2010 Increase (Decrease) Percentage
	2012	2011	2010
Revenues before reimbursements (in 000’s)	$340,036	$338,965	$344,548	0.3	(1.6)
Total revenues (in 000’s)	$364,426	$370,850	$379,846	(1.7)	(2.4)
Segment operating profit (in 000’s)	$123,288	$122,672	$118,459	0.5	3.6

Key segment operating metrics:
Segment operating profit margin	36.3%	36.2%	34.4%	0.3	5.2
Average FTE — Consulting	611	668	785	(8.5)	(14.9)
Average FTE — Technology, Data & Process	181	126	134	43.7	(6.0)
Average utilization rates based on 1,850 hours	74%	75%	71%	(1.3)	5.6
Average bill rate	$343	$326	$303	5.2	7.6

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

On January 31, 2013 we announced the sale of a portion of the segment (see Note 18 — Subsequent Events to the notes to our consolidated financial statements). The transaction includes the departure of four experts within our economics group whose contracts with us were due to terminate in May 2013. In December 2012, we announced the acquisition of AFE (see Note 3 — Acquisitions to the notes to our consolidated financial statements).

Revenues before reimbursements for this segment was flat year over year between 2012 and 2011. The demand for our general litigation, economics, forensic accounting, and U.S. construction services declined, but was offset by continued strength in financial services litigation and significant growth in our technology related services, international arbitration engagements, and non-U.S. construction practice. Average FTE — Consulting decreased by 8.5% in 2012 compared to 2011 due to attrition and headcount reductions in response to lower demand in our general litigation and economics work. For the same period FTE — Technology, Data & Process increased 43.7% due to the higher demand for technology related services. Average bill rates increased 5.2% during 2012 compared to 2011, due to planned rate increases and project and consultant mix. Utilization decreased by 1.3% during 2012 compared to 2011. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements decreased 1.4% for 2012 compared to 2011. Segment operating profit increased by $0.6 million and segment operating profit margins remained relatively flat for 2012 compared to 2011, mainly a result of higher information technology costs to support growth in technology services offset by lower wages related to reduced consulting headcount. Certain margin improvement efforts were implemented in the fourth quarter 2012, which are expected to improve segment operating profits in 2013. Severance expense for the years ended December 31, 2012 and 2011 was $1.9 million and $1.8 million, respectively.

Revenues before reimbursements for this segment decreased 1.6% during 2011 compared to 2010. The demand for our financial services litigation, health care disputes, and technology related services grew significantly, but were more than offset by a decline in our U.S. construction, and government contracting businesses. Average FTE — Consulting decreased by 14.9% in 2011 due to headcount reductions in 2010 made in response to lower demand in our U.S. construction business and reductions related to reduced public spending in the UK as a result of change in government and general attrition. Average bill rates increased 7.6% during 2011 compared to 2010, and utilization increased by 5.6% during 2011 compared to 2010. Including the impact of our acquisitions, on a pro forma basis, revenues before reimbursements decreased 3.1%. Segment operating profit increased $4.2 million and segment operating profit margins increased 1.8 percentage points for 2011 compared to 2010, mainly a result of lower costs due to lower average FTE. In addition, certain cost reduction efforts implemented in the fourth quarter 2010, combined with lower severance in 2011, further contributed to segment operating profit improvements. These cost reduction efforts have been partially offset by higher variable incentive compensation. Severance expense for the years ended December 31, 2011 and 2010 was $1.8 million and $5.0 million, respectively.

Financial, Risk & Compliance Advisory
	For the Year Ended December 31,			2012 over 2011 Increase (Decrease) Percentage	2011 over 2010 Increase (Decrease) Percentage
	2012	2011	2010
Revenues before reimbursements (in 000’s)	$162,614	$136,472	$98,288	19.2	38.8
Total revenues (in 000’s)	$204,166	$159,663	$112,830	27.9	41.5
Segment operating profit (in 000’s)	$58,564	$44,906	$31,197	30.4	43.9

Key segment operating metrics:
Segment operating profit margin	36.0%	32.9%	31.7%	9.4	3.8
Average FTE — Consulting	271	248	203	9.3	22.2
Average utilization rates based on 1,850 hours	69%	76%	72%	(9.2)	5.6
Average bill rate	$295	$329	$320	(10.3)	2.8

The Financial, Risk & Compliance Advisory segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and restructuring consulting to clients in a broad variety of industries.

Revenues before reimbursements for this segment increased 19.2% for the year ended December 31, 2012 compared to 2011. This segment achieved significant growth, due to several large engagements in the mortgage servicing review area, which was partially offset by a decline in revenues from restructuring, investigation, anti-money laundering, anti-bribery, and corruption areas. Lower performance-based fees added to the decline, totaling $5.9 million and $11.5 million for the years ended December 31, 2012 and 2011, respectively, which mainly related to our restructuring business. Settlements were recently announced between major financial institutions and the federal regulators involving several of our large clients which we expect to have a significant negative impact on 2013 revenue levels. Average FTE — Consulting increased 9.3% for the year ended December 31, 2012 compared to 2011, mainly due to ramp-up of the mortgage servicing review engagements in 2012. For the year ended December 31, 2012 compared to 2011, average bill rate decreased 10.3% due to leverage and project mix. Utilization decreased 9.2% for the same period. However, this metric is not as meaningful for this segment due to the utilization of large numbers of contract and project employees, primarily for the labor intensive mortgage servicing review engagements, who are not reflected in the utilization or FTE metrics. For the year ended December 31, 2012, segment operating profit increased $13.7 million, and segment operating profit margins increased 3.1 percentage points compared to 2011, mainly due to project mix, margins on contract and temporary staff offset by an increase in wages and benefits related to additional headcount and lower performance-based incentives in 2012. The increase in profit margin was partially offset by higher severance costs in 2012. For the years ended December 31, 2012 and 2011, severance expense was $1.3 million and $0.2 million, respectively.

Revenues before reimbursements for this segment increased 38.8% for the year ended December 31, 2011 compared to 2010. The increase related mainly to our acquisition of Daylight in mid-2010. Significant growth was also attributed to large jobs relating to the mortgage servicing review area. In addition, performance-based fees totaled $11.5 million and $7.6 million for the years ended December 31, 2011 and 2010, respectively. Average FTE — Consulting increased 22.2% for the year ended December 31, 2011 compared to 2010 mainly due to acquisitions. For the year ended December 31, 2011 compared to 2010 the average bill rate increased 2.8% due to project mix. Utilization increased 5.6% for the same period. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements, increased 21.6% for the year ended December 31, 2011 compared to 2010. For the year ended December 31, 2011, segment operating profit increased $13.7 million due to our 2010 mid-year acquisitions, and segment operating profit margins increased 1.2 percentage points compared to 2010, mainly a result of project mix.

Healthcare
	For the Year Ended December 31,			2012 over 2011 Increase (Decrease) Percentage	2011 over 2010 Increase (Decrease) Percentage
	2012	2011	2010
Revenues before reimbursements (in 000’s)	$151,065	$134,611	$105,933	12.2	27.1
Total revenues (in 000’s)	$170,150	$151,841	$122,807	12.1	23.6
Segment operating profit (in 000’s)	$50,959	$42,739	$37,348	19.2	14.4

Key segment operating metrics:
Segment operating profit margin	33.7%	31.8%	35.3%	6.0	(9.9)
Average FTE — Consulting	376	361	291	4.2	24.1
Average FTE — Technology, Data & Process	155	121	18	28.1	572.2
Average utilization rates based on 1,850 hours	79%	77%	79%	2.6	(2.5)
Average bill rate	$247	$243	$239	1.6	1.7

The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing and technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

Revenues before reimbursements for this segment increased 12.2% for the year ended December 31, 2012 compared to 2011. Demand continues to be strong for our services in helping clients address ongoing changes in the U.S. healthcare landscape. In addition, strategy consulting demand was strong as payer clients seek advice on performance management issues related to state and commercial entities. The life sciences team also continues to perform well with the acquisition of Easton Associates. Utilization increased 2.6% to 79% for the year ended December 31, 2012 from 2011. Average FTE — Consulting increased 4.2% as a result of recent hires and our acquisitions. Average FTE — Technology, Data & Process increased 28.1% for the year ended December 31, 2012 compared to 2011 to support our growing claims and billing, processing and technology solutions services. Average bill rate increased 1.6% for the same period. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements, increased 6.8% for the year ended December 31, 2012 compared to 2011. For the year ended December 31, 2012, segment operating profit increased $8.2 million, and segment operating profit margin increased 1.9 percentage points compared to 2011 due to higher revenue and improved expense management which were partially offset by increased incentive compensation as a result of improved performance.

Revenues before reimbursements for this segment increased 27.1% for the year ended December 31, 2011 compared to 2010. The increase was driven by our acquisition of EthosPartners in October 2010 and an increase in performance based fees. Performance based fees were $4.6 million and zero for the years ended December 31, 2011 compared to 2010. Utilization decreased 2.5% to 77% for the year ended December 31, 2011 from 2010. Average client service FTE increased for the year ended December 31, 2011 compared to 2010 mainly due to our acquisition of EthosPartners late in 2010. The Technology, Data & Process business added with EthosPartners included what is now our billing processing business and technology solutions that we now provide to healthcare clients. Average bill rate increased 1.7% for the same period. Including the impact of our acquisitions on a pro forma basis, revenues before reimbursements increased 7.6% for the year ended December 31, 2011 compared to

2010. For the year ended December 31, 2011, segment operating profit increased $5.4 million mainly as a result of acquisitions, and segment operating profit margin decreased 3.5 percentage points compared to 2010 due to increased wages, benefits and training as a result of the higher headcount partially offset by higher revenues.

Energy
	For the Year Ended December 31,			2012 over 2011 Increase (Decrease) Percentage	2011 over 2010 Increase (Decrease) Percentage
	2012	2011	2010
Revenues before reimbursements (in 000’s)	$89,668	$85,666	$74,692	4.7	14.7
Total revenues (in 000’s)	$105,899	$102,330	$88,177	3.5	16.1
Segment operating profit (in 000’s)	$31,721	$32,882	$28,911	(3.5)	13.7

Key segment operating metrics:
Segment operating profit margin	35.4%	38.4%	38.7%	(7.8)	(0.8)
Average FTE — Consulting	307	294	256	4.4	14.8
Average FTE — Technology, Data & Process	25	—	—	n/a	—
Average utilization rates based on 1,850 hours	77%	80%	78%	(3.8)	2.6
Average bill rate	$190	$189	$198	0.5	(4.5)

The Energy segment provides management advisory services to existing and prospective owners of energy supply and delivery assets which allows them to evaluate, plan, develop, and enhance the value of their investments within evolving market and regulatory structures. In addition, the segment provides energy efficiency and energy related market research services. Clients include utilities, independent power producers, financial entities, law firms, regulators, and energy equipment providers.

Revenues before reimbursements for this segment increased 4.7% for the year ended December 31, 2012 compared to 2011. The increase was aided by our acquisition of Pike Research in July 2012, as well as increased demand for our energy efficiency services, partially offset by decreased demand in operational consulting for utilities. Utilization decreased 3.8% for the year ended December 31, 2012 compared to 2011. Average FTE — Consulting increased 4.4% for the year ended December 31, 2012 compared to 2011 mainly due to increases in energy efficiency while average FTE — Technology, Data & Process grew mainly due to our acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, revenues before reimbursements increased 2.5% for the year ended December 31, 2012 compared to 2011. Despite higher revenues, for the year ended December 31, 2012, segment operating profit decreased $1.2 million, and segment operating profit margin decreased 3.0 percentage points for the year ended December 31, 2012 compared to 2011 due to higher wages as well as lower margins relating to the Pike Research acquisition in 2012.

Revenues before reimbursements for this segment increased 14.7% for the year ended December 31, 2011 compared to 2010. The increase was mainly due to growth within the business strategy and energy efficiency business areas. Utilization increased 2.6% for the year ended December 31, 2011 compared to 2010. Average FTE-Consulting increased 14.8% for the year ended December 31, 2011 compared to 2010 mainly due to increased demand for energy efficiency services. For the year ended December 31, 2011 compared to 2010, segment operating profit increased $4.0 million, and segment operating profit margin decreased 0.3 percentage points as a result of higher revenues offset by higher incentive based compensation due to better segment operating performance in 2011 compared to 2010.

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

The amounts in the following table are in thousands, except for per share data:

	Dec. 31, 2012	Sep. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	June 30, 2011	Mar. 31, 2011
Revenues before reimbursements	$194,346	$181,128	$181,529	$186,380	$170,996	$181,821	$173,293	$169,604
Reimbursements	31,011	26,935	23,071	20,241	26,009	22,651	21,115	19,195

Total revenues	225,357	208,063	204,600	206,621	197,005	204,472	194,408	188,799
Cost of services before reimbursable expenses	126,377	122,392	122,243	123,960	112,199	123,209	116,822	114,815
Reimbursable expenses	31,011	26,935	23,071	20,241	26,009	22,651	21,115	19,195

Total costs of services	157,388	149,327	145,314	144,201	138,208	145,860	137,937	134,010
General and administrative expenses	36,664	33,086	35,848	35,557	34,000	32,863	31,143	32,409
Depreciation expense	4,112	3,618	3,740	3,516	3,239	3,481	3,206	3,377
Amortization expense	1,888	1,504	1,650	1,725	1,960	2,234	2,163	2,301
Other operating costs:
Office consolidation	580	—	—	—	—	—	—	—
Contingent acquisition liability adjustment	445	—	620	—	—	—	—	—

Operating income	24,280	20,528	17,428	21,622	19,598	20,034	19,959	16,702
Interest expense	1,267	1,297	1,426	1,463	1,634	1,907	1,911	1,840
Interest income	(286)	(167)	(181)	(238)	(255)	(396)	(429)	(367)
Other expense (income), net	(134)	95	(144)	105	(109)	(206)	72	(36)

Income before income tax expense	23,433	19,303	16,327	20,292	18,328	18,729	18,405	15,265
Income tax expense	9,906	7,859	6,771	8,650	7,272	8,193	7,645	6,487

Net income	$13,527	$11,444	$9,556	$11,642	$11,056	$10,536	$10,760	$8,778

Basic net income per share	$0.27	$0.22	$0.19	$0.23	$0.22	$0.21	$0.21	$0.17
Shares used in computing net income per basic share	50,568	50,863	51,112	51,032	51,173	51,109	50,820	50,176
Diluted net income per share	$0.26	$0.22	$0.18	$0.22	$0.21	$0.20	$0.21	$0.17
Shares used in computing net income per diluted share	51,340	51,460	51,685	51,797	51,692	51,487	51,270	51,034

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

Liquidity and Capital Resources

Our cash flow activities were as follows (shown in thousands) for the years ended December 31,

	2012	2011	2010
Net cash provided by operating activities	$75,962	$111,367	$41,768
Net cash used in investing activities	(54,621)	(34,813)	(77,079)
Net cash used in financing activities	(23,386)	(75,391)	(11,727)

Generally, our net cash provided by operating activities is used to fund our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ net cash from operations are expected to be positive. During the year ended December 31, 2012, we continued with our share repurchase program initiated in the fourth quarter of 2011, increased growth related capital expenditures to support our expanding Technology, Data & Process businesses and invested in key talent retention. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily net revenues. Daily net revenues are calculated by taking quarterly net revenues divided by 90 days, approximately equal to the number of days in a quarter. Calculated as such, DSO was 72 days at December 31, 2012, compared to 76 days at December 31, 2011 and 81 days at December 31, 2010. A change in engagement mix in 2012, specifically a greater portion of non-litigation based work, contributed to the 2012 decline.

Operating Activities

Net cash provided by operating activities was $76.0 million for the year ended December 31, 2012 compared to $111.4 million and $41.8 million in 2011 and 2010, respectively. Higher net income and non-cash compensation expense were more than offset by higher incentive bonus payments for the 2011 performance year paid in 2012 and higher accounts receivable. The increase in net cash provided by operating activities in 2011 compared to 2010 was due to lower working capital requirements, higher revenue and improved collections.

Investing Activities

Net cash used in investing activities was $54.6 million for the year ended December 31, 2012 compared to $34.8 million and $77.1 million in 2011 and 2010, respectively. Higher payments for acquisitions in 2012 and higher capital expenditures as we invest in our technology infrastructure and higher furniture and fixture spending relating to new office space in Washington, D.C were partially offset by lower deferred acquisition liability payments in 2012. Cash used in investing activities was lower in 2011 compared to 2010 due to lower deferred acquisition payment obligations and lower capital spending on property and equipment in 2011. In 2010, we acquired Daylight and EthosPartners. For further information on our acquisitions see Note 3 — Acquisitions to the notes to our consolidated financial statements.

On January 31, 2013, we announced the sale of a portion of our Disputes, Investigations & Economics segment (see Note 18 — Subsequent events to the notes to our consolidated financial statements). Net proceeds of approximately $15.7 million were received in 2013.

Financing Activities

Net cash used in financing activities was $23.4 million for the year ended December 31, 2012 compared to net cash used in financing activities of $75.4 million and $11.7 million in 2011 and 2010, respectively. The decrease in cash used in financing activities in 2012 was primarily due to lower repayments, net of borrowings under our credit facility which was offset by higher share repurchases. For the year ended December 31, 2012, we purchased 1,601,906 shares of our common stock in the open market for $18.9 million. Also during the year ended December 31, 2012, $8.6 million in contingent acquisition liabilities were paid relating to prior year acquisitions. In 2011, cash was used to pay down debt, purchase 234,300 shares of our common stock in the open market for $2.6 million and pay $2.8 million in financing fees for our new credit agreement. In 2010, excess cash was used to prepay $40.0 million on our term loan facility. We expect to increase our share repurchase plan in 2013, compared to 2012 depending on business and market conditions.

Debt, Commitments and Capital

For further information regarding our debt see Note 11 — Bank Debt to the notes to our consolidated financial statements.

At December 31, 2012, including the above mentioned credit facility, we had total contractual obligations of $276.7 million. The following table shows the components of our significant commitments at December 31, 2012 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	2013	2014 to 2015	2016 to 2017	Thereafter
Deferred purchase price obligations-cash	$25,646	$10,863	$9,446	$5,337	$—
Purchase agreements	5,376	2,056	3,320	—	—
Revolving credit facility	134,183	—	—	134,183	—
Lease commitments	111,464	26,042	36,644	24,356	24,422

	$276,669	$38,961	$49,410	$163,876	$24,422

We have commitments recorded in other current liabilities and other non-current liabilities of approximately $5.4 million (reflected in table above) relating to costs associated with an information technology infrastructure project that we commenced during the quarter ended December 31, 2011 to support our corporate technology needs in addition to the needs of our expanding technology business. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system which contain termination clauses allowing us to terminate the contracts for a penalty. Currently, we do not expect to terminate these contracts and expect to pay approximately $5.7 million over the next two years through 2014.

At December 31, 2012, we had $25.6 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $13.4 million is in the form of contingent acquisition liability obligations which was recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Should each of these acquisitions reach their maximum target, our maximum payout would be $21.8 million.

Of the $111.5 million lease commitments at December 31, 2012, $3.6 million are related to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. At December 31, 2012, we had contractual subleases of $2.9 million, which is not reflected in the commitment table above. Such sublease income would offset the cash outlays. We may seek to exercise termination clauses, if any, to shorten the term of the lease commitments. The lease commitments for these offices extend through 2022.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock in open market or private transactions. During the year ended December 31, 2012, we repurchased 1,601,906 shares for $18.9 million. From inception of plan through December 31, 2012, we have repurchased 1,836,206 shares for approximately $21.4 million.

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

For our time and material billing arrangements, clients are invoiced based on the number of hours worked by our consultants at the contracted bill rates or units of service delivered, which are reviewed on a periodic basis. Revenue is recognized as work is performed on our time and material engagements. Additionally, revenue is recognized on our units of production engagements in a similar manner based on measures such as the number of items processed at agreed-upon rates.

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

Goodwill is tested for impairment annually during the second quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not that the fair value has fallen below the carrying amount of an asset, thus requiring us to perform an interim goodwill impairment test. We consider elements and other factors including, but not limited to:

•	adverse changes in the business climate in which we operate;

•	attrition of key personnel;

•	unanticipated competition;

•	our market capitalization in excess of our book value;

•	our recent operating performance; and/or

•	our financial projections.

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standards Codification 350 (ASC 350), is an operating segment of a business one level below if discrete financial information is available and regularly reviewed by segment management. At December 31, 2012, we have four operating segments which are also considered to be our reporting units, as follows: Disputes, Investigations & Economics, Financial, Risk & Compliance Advisory, Healthcare and Energy.

On January 1, 2012, we adopted the principles prescribed in Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, we would not be required to perform a two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

We determine the fair value of a reporting unit by using an equal weighting of estimated fair value using the income and market approach. The income approach uses estimated future cash flows and terminal values. Assumptions used to determine future cash flows include: forecasted growth rates; profit margins; longer-term historical performance and cost of capital. Our assumptions are consistent with our internal projections and operating plans. Our internal projections and operating plans and thus our estimated fair value may be impacted by the overall economic environment. Our assumption may change as a result of, among other things: changes in our estimated business future growth rate; profit margin; long-term outlook; market valuations of comparable companies; the ability to retain key personnel; changes in operating segments; competitive environment and weighted average cost of capital. Under the market approach for determining fair value, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to the valuation can be readily observable, market-corroborated or unobservable. Wherever possible, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs; however, due to the use of our own assumptions about the inputs in measuring fair value, our goodwill impairment testing also makes use of significant unobservable inputs. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other things.

If the carrying value exceeds the fair value determined in step one, step two is performed. Step two requires us to calculate the implied fair value of a reporting unit’s goodwill. This is accomplished by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, similar to the purchase price allocation used when purchasing a new business. We estimate the fair value of the reporting unit’s assets and liabilities and deem the residual fair value of the reporting unit as the implied fair value of the reporting unit’s goodwill. To the extent that the implied fair value of goodwill is below our carrying value, an impairment charge is recorded to reduce the carrying value to the implied fair value. The resulting impairment charge may be significantly higher than the difference between the carrying value and fair value determined in step one as a result of fair value assigned to other assets and liabilities in the hypothetical purchase price allocation completed in step two.

Our annual goodwill impairment test was completed in the second quarter of 2012 and was completed based on our four reporting units. At that time, as a result of our segment realignment, we did not perform step zero and completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed. Intangible assets, other than goodwill, are amortized based on the period of consumption. We review for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

Further information regarding our goodwill balances and current year impairment testing and review can be found in Note 5 — Goodwill and Intangible Assets to the notes to our consolidated financial statements.

Share-Based Compensation

We recognize the cost resulting from all share-based compensation arrangements, including stock option, restricted stock and restricted stock units that we grant under our long-term incentive plans in the financial statements based on their grant date fair value. Management judgment is required in order to (i) estimate the fair value of certain share-based payments, (ii) determine the expected attribution period and (iii) assess expected future forfeitures. Additionally, certain performance-based or market-based awards are granted and vest based on the achievement of certain financial targets, or share price targets which requires us to estimate the probability of whether or not the targets will be achieved.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In September 2011, the Financial Accounting Standards Board issued guidance which adds an optional qualitative assessment to goodwill impairment testing under ASC 350. The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. The guidance is effective for annual or interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any impact on our financial statements.

In June 2011, the Financial Accounting Standards Board issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under FASB ASC Topic 220 — Presentation of Comprehensive Income, an entity has the option to present the components of net income and comprehensive income in either one or two financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance impacted our presentations only.

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

At December 31, 2012, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At December 31, 2012, our interest rate swaps effectively fixed our LIBOR base rate on $25.0 million of our debt. Based on borrowings under the credit facility at December 31, 2012 and after giving effect to the impact of our interest rate swap agreements, our interest rate exposure is limited to $109.2 million of debt, and each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense.

At December 31, 2012, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2012, we had net assets of approximately $80.1 million with a functional currency of the UK Pound Sterling and $27.8 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At December 31, 2012, we had net assets denominated in the non-functional currency of approximately $1.4 million. As such, a ten percent change in the value of the local currency would result in less than a $0.1 million currency gain or loss in our results of operations. Excess cash held outside the United States is immaterial and therefore we have limited exposure to repatriating funds back to the United States.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements are in this report as pages F-3 through F-38. An index to such information appears on page F-1.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2012 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. In the course of its evaluation, management concluded that we maintained effective control over financial reporting at December 31, 2012.

KPMG LLP, the registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited Navigant Consulting, Inc.’s (the Company) internal control over financial reporting at December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the financial statement schedule as listed in the accompanying index, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/    KPMG LLP

Chicago, Illinois

February 15, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 21, 2013 (the “2013 Proxy Statement”) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be included under the headings “Stock Ownership of Directors, Executive Officers and Principal Holders” in the 2013 Proxy Statement and is incorporated herein by reference.

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to the Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current report on Form 8-K filed with the SEC on May 23, 2012).

3.2	By-Laws of Navigant Consulting, Inc., as amended on July 25, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2007).

3.3	Amendment to By-Laws of Navigant Consulting, Inc., effective as of December 16, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2010).

10.1†	Navigant Consulting, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.2†	Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Notice and Proxy Statement filed with the SEC on March 28, 2007).

10.3†	First Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2008).

10.4†	Second Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of December 18, 2009 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.5†	Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002).

10.6†	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan, effective as of April 16, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.7†	Navigant Consulting, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed with the SEC on May 23, 2012).

10.8†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current report on Form 8-K filed with the SEC on May 23, 2012).

10.9†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (incorporated by reference to Exhibit A to our Definitive Notice and Proxy Statement filed with the SEC on March 27, 2006).

10.10†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.11†	Second Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of December 31, 2009 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No.	Description
10.12†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.13†	Form of Amendment No. 1 to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.14†	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.15†	Form of Non-Qualified Stock Option Award Agreement (March 2012 Grants) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.16†	Form of Performance-Based Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.17†	Form of Performance-Based Restricted Stock Unit Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.18†	Form of Non-Employee Director Stock Option Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.19†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.20†	Form of Restricted Stock Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.21†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.22†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.23†	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.24†	First Amendment to Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.25†	Second Amendment to Employment Agreement, effective as of May 11, 2012, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.26†	Letter Agreement, dated June 28, 2012, between Navigant Consulting, Inc. and William M. Goodyear Regarding Grants of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.27†	Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and Julie M. Howard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

Exhibit No.	Description
10.28†	Employment Agreement, dated as of November 10, 2008, between Navigant Consulting, Inc. and Thomas A. Nardi (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2008).

10.29†	First Amendment to Employment Agreement between Thomas A. Nardi and Navigant Consulting, Inc., effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.30†	Employment Agreement, dated as of November 3, 2008, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 22, 2008).

10.31†	First Amendment to Employment Agreement between Monica M. Weed and Navigant Consulting, Inc., effective as of January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.32†	Employment Agreement, dated as of October 23, 2012, between Navigant Consulting, Inc. and Lee A. Spirer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.33†	Sign-On Incentive Recovery Agreement, effective November 5, 2012, by and between Lee A. Spirer and Navigant Consulting, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.34	Credit Agreement, dated as of May 27, 2011, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

21.1	Significant Subsidiaries of Navigant Consulting, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101††	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement.

††	As provided in Rule 406T of Regulation S-T, this information is furnished not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

/s/ JULIE M. HOWARD
Julie M. Howard
Chief Executive Officer

Date: February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JULIE M. HOWARD Julie M. Howard	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2013

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2013

/s/ SCOTT S. HARPER Scott S. Harper	Executive Director and Controller (Principal Accounting Officer)	February 15, 2013

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Executive Chairman	February 15, 2013

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	February 15, 2013

/s/ CYNTHIA A. GLASSMAN Hon. Cynthia A. Glassman	Director	February 15, 2013

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 15, 2013

/s/ PETER B. POND Peter B. Pond	Director	February 15, 2013

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 15, 2013

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	February 15, 2013

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 15, 2013

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. (the Company) and subsidiaries at December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 15, 2013

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,052	$2,969
Accounts receivable, net	198,709	179,041
Prepaid expenses and other current assets	25,054	22,766
Deferred income tax assets	17,821	16,229

Total current assets	242,636	221,005
Non-current assets:
Property and equipment, net	45,342	41,138
Intangible assets, net	16,123	16,825
Goodwill	619,932	570,280
Other assets	30,417	25,953

Total assets	$954,450	$875,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,042	$16,261
Accrued liabilities	11,557	8,432
Accrued compensation-related costs	84,813	95,451
Income tax payable	7,129	3,558
Other current liabilities	35,754	32,622

Total current liabilities	157,295	156,324
Non-current liabilities:
Deferred income tax liabilities	67,623	52,964
Other non-current liabilities	35,606	20,445
Bank debt non-current	134,183	131,790

Total non-current liabilities	237,412	205,199

Total liabilities	394,707	361,523

Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000 shares — authorized; 50,517 and 51,094 issued and outstanding at December 31, 2012 and 2011.	62	61
Additional paid-in capital	582,363	567,627
Treasury stock	(216,500)	(197,602)
Retained earnings	202,542	156,373
Accumulated other comprehensive loss	(8,724)	(12,781)

Total stockholders’ equity	559,743	513,678

Total liabilities and stockholders’ equity	$954,450	$875,201

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Revenues before reimbursements	$743,383	$695,714	$623,461
Reimbursements	101,258	88,970	80,199

Total revenues	844,641	784,684	703,660
Cost of services before reimbursable expenses	494,972	467,045	418,523
Reimbursable expenses	101,258	88,970	80,199

Total costs of services	596,230	556,015	498,722
General and administrative expenses	141,155	130,415	121,685
Depreciation expense	14,986	13,303	14,457
Amortization expense	6,767	8,658	12,368
Other operating costs (benefits):
Office consolidation	580	—	(900)
Intangible assets impairment	—	—	7,307
Contingent acquisition liability adjustment, net	1,065	—	—

Operating income	83,858	76,293	50,021
Interest expense	5,453	7,292	10,704
Interest income	(872)	(1,447)	(1,309)
Other income, net	(78)	(279)	(567)

Income before income tax expense	79,355	70,727	41,193
Income tax expense	33,186	29,597	17,136

Net income	$46,169	$41,130	$24,057

Basic net income per share	$0.91	$0.81	$0.49
Shares used in computing net income per basic share	50,894	50,820	49,405
Diluted net income per share	$0.90	$0.80	$0.48
Shares used in computing net income per diluted share	51,572	51,371	50,447
Other comprehensive income, net of tax
Unrealized net gain (loss), foreign currency translation	4,088	(750)	(1,089)
Unrealized net gain (loss) on interest rate derivatives, net of income taxes	(31)	604	1,478

Other comprehensive income	$4,057	$(146)	$389

Comprehensive income	$50,226	$40,984	$24,446

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock -holders’ Equity
Balance at December 31, 2009	59,771	(11,120)	$60	$559,368	$(218,798)	$(13,024)	$91,186	$418,792
Comprehensive income	—	—	—	—	—	389	24,057	24,446
Issuances of common stock related to business combinations	—	641	1	(5,124)	12,463	—	—	7,340
Other issuances of common stock	633	10	—	3,284	173	—	—	3,457
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	654	—	—	—	654
Vesting of restricted stock, net of forfeitures and tax withholdings	202	—	—	(723)	—	—	—	(723)
Share-based compensation expense	—	—	—	6,755	—	—	—	6,755

Balance at December 31, 2010	60,606	(10,469)	$61	$564,214	$(206,162)	$(12,635)	$115,243	$460,721
Comprehensive income	—	—	—	—	—	(146)	41,130	40,984
Issuances of common stock related to business combinations	—	591	—	(5,630)	11,642	—	—	6,012
Other issuances of common stock	261	17	—	1,534	331	—	—	1,865
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	(943)	—	—	—	(943)
Vesting of restricted stock, net of forfeitures and tax withholdings	365	(43)	—	(340)	(855)	—	—	(1,195)
Share-based compensation expense	—	—	—	8,792	—	—	—	8,792
Repurchases of common stock	—	(234)	—	—	(2,558)	—	—	(2,558)

Balance at December 31, 2011	61,232	(10,138)	$61	$567,627	$(197,602)	$(12,781)	$156,373	$513,678
Comprehensive income (loss)	—	—	—	—	—	4,057	46,169	50,226
Issuances of common stock related to business combinations	—	289	—	—	2,551	—	—	2,551
Other issuances of common stock	385	14	1	3,001	281	—	—	3,283
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	(99)	—	—	—	(99)
Vesting of restricted stock, net of forfeitures and tax withholdings	458	(121)	—	503	(2,306)	—	—	(1,803)
Share-based compensation expense	29	(29)	—	10,581	(554)	—	—	10,027
Additional paid-in capital recorded through compensation expense	—	—	—	750	—	—	—	750
Repurchases of common stock	—	(1,602)	—	—	(18,870)	—	—	(18,870)

Balance at December 31, 2012	62,104	(11,587)	$62	$582,363	$(216,500)	$(8,724)	$202,542	$559,743

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$46,169	$41,130	$24,057
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	14,986	13,303	14,457
Amortization expense	6,767	8,658	12,368
Share-based compensation expense	10,027	8,792	6,755
Accretion of interest expense	630	836	944
Deferred income taxes	11,123	11,264	3,773
Allowance for doubtful accounts receivable	6,329	6,910	8,211
Contingent acquisition liability adjustment	1,065	—	—
Intangible assets impairment	—	—	7,307
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(22,821)	(5,817)	(23,990)
Prepaid expenses and other assets	(2,668)	208	(16,146)
Accounts payable	1,754	5,353	2,742
Accrued liabilities	2,879	491	(110)
Accrued compensation-related costs	(10,794)	22,720	3,003
Income taxes payable	4,385	1,705	2,371
Other liabilities	6,131	(4,186)	(3,974)

Net cash provided by operating activities	75,962	111,367	41,768
Cash flows from investing activities:
Purchases of property and equipment	(20,052)	(10,375)	(11,959)
Acquisitions of businesses, net of cash acquired	(27,479)	(9,246)	(62,370)
Payments of acquisition liabilities	(4,856)	(14,967)	(2,750)
Other, net	(2,234)	(225)	—

Net cash used in investing activities	(54,621)	(34,813)	(77,079)
Cash flows from financing activities:
Issuances of common stock	3,283	1,865	3,457
Repurchase of common stock	(18,870)	(2,558)	—
Payments of contingent acquisition liabilities	(8,580)	—	—
Payment upon termination of credit agreement	—	(250,613)	—
Proceeds from credit agreement	—	250,613	—
Repayments to banks	(347,877)	(284,456)	(233,083)
Borrowings from banks	349,729	218,078	267,524
Payments of term loan	—	(4,599)	(50,119)
Payments of debt issuance costs	—	(2,814)	—
Other, net	(1,071)	(907)	494

Net cash used in financing activities	(23,386)	(75,391)	(11,727)

Effect of exchange rate changes on cash and cash equivalents	128	(175)	(125)

Net (decrease) increase in cash and cash equivalents	(1,917)	988	(47,163)
Cash and cash equivalents at beginning of the period	2,969	1,981	49,144

Cash and cash equivalents at end of the period	$1,052	$2,969	$1,981

Supplemental Consolidated Cash Flow Information
	For the Year Ended December 31,
	2012	2011	2010
Interest paid	$4,149	$5,818	$9,388
Income taxes paid, net of refunds	$15,935	$15,501	$5,752

See accompanying notes to the consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance Advisory; Healthcare; and Energy, which were realigned during the second quarter of 2012. We have disclosed all material subsequent events up to the date our financial statements were available to be issued.

We are headquartered in Chicago, Illinois and have offices in various cities within the United States, as well as offices in the United Kingdom, Canada, China, and Dubai and other countries outside the U.S. Our non-U.S. subsidiaries, in the aggregate, represented approximately 11%, 12% and 13% of our total revenues in 2012, 2011 and 2010, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. Examples include: determination of the allowance for doubtful accounts, accruals for incentive compensation, the fair value of acquisition-related contingent consideration, revenue-related percentage of completion estimates, the measurement of deferred tax assets, estimating future performance for recording expense associated with our performance based long-term incentive plan, and the assessment of recoverability of intangible assets and goodwill. We base our estimates on historical trends, current experience and other assumptions that we believe are reasonable.

Cash and Cash Equivalents

Cash equivalents are comprised of liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2012 and 2011 based upon the short-term nature of the assets and liabilities. In addition, the fair value of our bank debt considers counter party credit risk and as of December 31, 2012 approximated carrying value. As noted below, we maintain interest rate derivatives which are recorded at fair value (see Note 15 — Fair Value).

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

We also issue notes receivable in the form of unsecured employee loans with terms that are generally three to five years. These loans were issued to recruit and retain highly-skilled consultants. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the terms of the loans, so long as the consultants continue employment and comply with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans and accrued interest is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate and is recorded as interest income.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, backlog revenue and trade names. Our long-term assets are subject to changes in events or circumstances that could impact their carrying value.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standard Codification (ASC) 350, is an operating segment of a business one level below if discrete financial information is available and regularly reviewed by segment management. At December 31, 2012, we have four operating segments which are also considered to be our reporting units, as follows: Disputes, Investigations & Economics, Financial, Risk & Compliance Advisory, Healthcare and Energy.

On January 1, 2012, we adopted the principles prescribed in Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU Topic 350”) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

We determine the fair value of a reporting unit by using an equal weighting of estimated fair value using the income and market approaches. The income approach uses estimated future cash flows and terminal values. Assumptions used to determine future cash flows include: forecasted growth rates; profit margins; longer-term historical performance and cost of capital. Our assumptions are consistent with our internal projections and operating plans. Our internal projections and operating plans and thus our estimated fair value may be impacted by the overall economic environment. Our assumption may change as a result of, among other things: changes in our estimated business future growth rate; profit margin; long-term outlook; market valuations of comparable companies; the ability to retain key personnel; changes in operating segments; competitive environment and weighted average cost of capital. Under the market approach for determining fair value we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to the valuation can be readily observable, market-corroborated or unobservable. Wherever possible, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs; however, due to the use of our own assumptions about the inputs in measuring fair value, our goodwill impairment testing also makes use of significant unobservable inputs. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other things.

If the carrying value exceeds the fair value determined in step one, step two is performed. Step two requires us to calculate the implied fair value of a reporting unit’s goodwill. This is accomplished by performing a

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hypothetical purchase price allocation for the reporting unit as of the measurement date, similar to the purchase price allocation used when purchasing a new business. We estimate the fair value of the reporting unit’s assets and liabilities and deem the residual fair value of the reporting unit as the implied fair value of the reporting unit’s goodwill. To the extent that the implied fair value of goodwill is below our carrying value, an impairment charge is recorded to reduce the carrying value to the implied fair value. The resulting impairment charge may be significantly higher than the difference between the carrying value and fair value determined in step one as a result of fair value assigned to other assets and liabilities in the hypothetical purchase price allocation completed in step two.

Our annual goodwill impairment test was completed in the second quarter of 2012 and was completed based on our four reporting units. At that time, as a result of our segment realignment, we did not perform step zero and completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

Intangible assets with definite lives are amortized based on the estimated period of consumption. We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

Further information regarding our goodwill balances and current year impairment testing and review can be found in Note 5 — Goodwill and Intangible Assets.

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of billing arrangements: time and material, fixed-fee and transaction/event-based.

For our time and material billing arrangements, clients are invoiced based on the number of hours worked by our consultants at the contracted bill rates or on units of service delivered, which are reviewed on a periodic basis. Revenue is recognized as work is performed on our time and material engagements. Additionally, revenue is recognized on our units of production engagements in a similar manner based on measures such as the number of items processed at agreed-upon rates.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation

We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock and restricted stock units that we grant under our long-term incentive plans in the financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting requiring the achievement of a specific financial target at the end of the performance period and required service period are recognized over the performance period. Each reporting period, we reassess the probability of achieving the performance targets. If these targets are not met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting targets, the total compensation is based off of the fair value at grant date based on expected achievement of market targets and is not reversed if estimated targets are not likely to be met or are determined to be lower than initial expectations.

Stock options grant date fair value is based on the Black-Scholes pricing model. The Black-Scholes model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

Restricted stock and restricted stock unit fair value is based on the closing price of the underlying stock on the date of the grant.

At the time of the grant, we make an estimation for expected forfeitures based upon past experience. Compensation expense is recorded only for those awards expected to vest. Our forfeiture rate is reviewed periodically and may change from year to year.

Income Taxes

We account for income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during 2012, 2011 or 2010.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

We account for treasury stock transactions at cost and for the reissuance of treasury stock using the average cost.

Foreign Currency Translation

The balance sheets of our foreign subsidiaries are translated into United States dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign exchange transactions are recorded in the consolidated statements of comprehensive income. Such amounts were not significant during 2012, 2011 or 2010.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate term loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income. Such instruments are recorded at fair value at each reporting date on a recurring basis. Changes in fair value as calculated are recorded in other comprehensive income (see Note 10 — Derivatives and Hedging Activity) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of comprehensive income. The differentials to be received or paid under the instruments are recognized in earnings over the life of the contract as adjustments to interest expense. During 2012, 2011 and 2010, we recorded no gain or loss due to ineffectiveness and recorded $0.5 million, $1.3 million and $4.8 million, respectively, in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2012, we expect no material expense related to these instruments in 2013.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. For the year ended December 31, 2012, we recorded $1.1 million of additional expense for these fair value adjustments. No such changes were recognized for the years ended December 31, 2011 and 2010. The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on Level 2 observable inputs.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and unrealized net loss and gain on the interest rate derivatives.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

2012 Acquisitions

On December 3, 2012, we acquired the assets of PFEC LLC (doing business as, AFE Consulting) (AFE) to expand our economics consulting business. AFE provided expert and advisory services to clients with legal, business and other analytical challenges. This acquisition included 30 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $15.0 million in cash at closing, $2.5 million in restricted stock issued at closing, and have a $2.5 million deferred cash payment payable on the first and second anniversaries of closing in equal annual installments. The stock issued at closing has a two year restriction period. We considered the transfer restrictions of the stock and estimated the fair value of the stock to be $2.2 million. AFE can also earn up to $10.0 million in one additional payment based on the business achieving certain performance targets over the next four calendar years following the year of closing. The additional payment is due after the fourth anniversary of closing. We estimated the fair value of the contingent consideration on the date of purchase to be $4.4 million. The restricted stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities. As part of the purchase price allocation, we recorded $3.1 million in identifiable intangible assets and $23.4 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On October 2, 2012, we acquired the assets of Easton Associates, LLC to expand our life science services in our healthcare advisory business. Easton provided product and business strategy advisory services to companies in the life sciences and pharmaceutical industries. This acquisition included 47 professionals and has been integrated into our Healthcare segment. We paid $8.0 million in cash at closing and have a $4.1 million deferred cash payment payable in three equal installments on the first, second and third anniversaries of closing. As part of the purchase price allocation, we recorded $0.1 million in property and equipment, $1.9 million in identifiable intangible assets and $9.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On August 24, 2012, we acquired the assets of Empath Consulting, Inc. to expand our healthcare advisory services. Empath provided hospital work flow management and process control systems. This acquisition included eight professionals and has been integrated into our Healthcare segment. We paid $0.7 million in cash at closing and have a $0.8 million deferred cash payment payable on the first anniversary of closing. Empath can earn up to $4.5 million of additional payments based on the business achieving certain performance targets over the 46 month period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $3.2 million. The liability was recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.7 million in property and equipment, $0.1 million in identifiable intangible assets and $3.9 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On July 2, 2012, we acquired the assets of Pike Research, LLC to expand our energy advisory services. Pike Research was a market intelligence firm that provides in-depth analysis of global clean energy and smart technology markets. This acquisition included 33 professionals and has been integrated into our Energy segment. We paid $1.9 million in cash at closing and have a $0.7 million deferred cash payment payable on the first anniversary of closing. Pike Research can earn up to $4.0 million of additional payments based on the business achieving certain performance targets over the three-year period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.5 million. The liability was recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.4 million in current assets, $0.7 million in liabilities, $0.1 million in identifiable intangible assets and $5.3 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, in November 2012, we acquired one small business, for an aggregate purchase price of $4.2 million, of which $2.6 million was paid in cash at closing. The acquired business was integrated into our Disputes, Investigations & Economics segment.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $6.3 million in cash at closing, and Ignited can earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.6 million. The liability was recorded as other current and non-current liabilities. During the nine months ended September 30, 2012, we settled $1.0 million of the contingent consideration and recorded $0.4 million of other operating costs reflecting a fair value adjustment of the contingent consideration. At December 31, 2012, the deferred contingent acquisition liability balance was $2.0 million (see Note 9 — Supplemental Consolidated Balance Sheet Information). As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, during 2011, we acquired two small businesses, one in May 2011 and one in October 2011, for an aggregate purchase price of $4.6 million, of which $2.9 million was paid in cash at closing. One of the acquired businesses was integrated into our Disputes, Investigations & Economics segment and the other was integrated into our Healthcare segment.

2010 Acquisitions

On October 1, 2010, we acquired the assets of EthosPartners Healthcare Management Group, Inc. to enhance our Healthcare operating segment. EthosPartners was a national healthcare consulting group specializing in physician and hospital alignment, physician practice operations management, and physician revenue cycle management. This acquisition included 180 consulting professionals and has been integrated into our Healthcare segment. We acquired EthosPartners for approximately $37.0 million, which consisted of $28.0 million in cash paid at closing, $2.0 million in restricted stock issued at closing and $7.0 million in deferred payments, paid in cash in two equal installments on the first and second anniversaries of the closing date. The restricted stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities. In addition, EthosPartners could earn up to a total of $8.0 million of additional payments based on the business achieving certain performance targets during each of the three years after closing. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $5.6 million. We paid $1.4 million of the contingent consideration in the quarter ending March 31, 2012, recorded $2.0 million of other operating costs reflecting a fair value adjustment of the contingent consideration and made an additional payment relating to the contingent consideration of $5.3 million during the quarter ended December 31, 2012. As part of the purchase price allocation, we recorded $6.4 million in identifiable intangible assets and $35.6 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On May 14, 2010, we acquired the assets of Daylight Forensic & Advisory LLC to enhance our investigative service offerings and to add a significant presence in the New York market. Daylight was a consulting and investigative firm specializing in regulatory compliance and fraud risk management, with extensive capabilities in anti-money laundering and Foreign Corrupt Practices Act-related matters. This acquisition included 65 consulting professionals and has been integrated into our Financial, Risk & Compliance Advisory reporting segment. The purchase price of approximately $40.0 million consisted of $29.9 million in cash paid at closing and $10.0 million in cash paid on the first anniversary of the closing date. As part of the purchase price allocation, we recorded $4.5 million in identifiable intangible assets and $35.2 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 20, 2010, we acquired the assets of Empiris, LLC to enhance our economics practice and to provide significant expertise and growth opportunities in our Washington, D.C. market. This acquisition consisted of nine professionals and has been integrated into our Disputes, Investigations & Economics segment. We acquired Empiris for $5.5 million, which consisted of $4.0 million in cash paid at closing and $1.5 million, paid in cash in two equal installments on December 31, 2010 and January 3, 2012. In addition, the purchase agreement contained a provision for contingent consideration of up to $2.0 million in cash. The contingent consideration was based on the business achieving certain performance targets during the periods from closing to December 31, 2010 and in calendar years 2011 and 2012. Fair value of the contingent consideration, recorded in other current and non-current liabilities, was estimated to be $1.9 million. At December 31, 2012, all deferred acquisition consideration has been paid. As part of the purchase price allocation, we recorded $1.6 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with cash from operations.

We acquired one business, in December 2010, for a purchase price of $1.0 million. The acquired business has been integrated into our Energy reporting segment.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the 2011 and 2012 acquisitions noted above had occurred as of January 1, 2011. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (amounts shown in thousands, except per share data).

	For the Year Ended December 31,
	2012	2011
Total revenues	$880,363	$836,261
Net income	49,518	45,251
Basic net income per share	0.97	0.89
Diluted net income per share	0.96	0.88

4.	SEGMENT INFORMATION

During the year ended December 31, 2012, Julie M. Howard was named our Chief Executive Officer (CEO). As CEO, Ms. Howard fills the role of chief operating decision maker (CODM). Under her direction, a strategic realignment of the firm’s practices occurred during the second quarter of 2012, establishing four new operating and reportable segments that each report to Lee A. Spirer, Executive Vice President and Global Business Leader. Our performance will be assessed and resources will be allocated by the CODM based on the following four reportable segments:

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

•

The Financial, Risk & Compliance Advisory segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and restructuring consulting to clients in a broad variety of industries.

•

The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing, technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

•

The Energy segment provides management advisory services to existing and prospective owners of energy supply and delivery assets which allows them to evaluate, plan, develop, and enhance the value of their investments within evolving market and regulatory structures. In addition, the segment provides energy efficiency and energy related market research services. Clients include utilities, independent power producers, financial entities, law firms, regulators, and energy equipment providers.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to certain retention incentives (see Note 8 — Share-based Compensation Expense and Note 9 — Supplemental Consolidated Balance Sheet Information).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior period segment data has been recast to be consistent with the current presentation.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the segment operations has been summarized as follows (shown in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenues before reimbursements:
Disputes, Investigations & Economics	$340,036	$338,965	$344,548
Financial, Risk & Compliance Advisory	162,614	136,472	98,288
Healthcare	151,065	134,611	105,933
Energy	89,668	85,666	74,692

Total revenues before reimbursements	$743,383	$695,714	$623,461

Total revenues:
Disputes, Investigations & Economics	$364,426	$370,850	$379,846
Financial, Risk & Compliance Advisory	204,166	159,663	112,830
Healthcare	170,150	151,841	122,807
Energy	105,899	102,330	88,177

Total revenues	$844,641	$784,684	$703,660

Segment operating profit:
Disputes, Investigations & Economics	$123,288	$122,672	$118,459
Financial, Risk & Compliance Advisory	58,564	44,906	31,197
Healthcare	50,959	42,739	37,348
Energy	31,721	32,882	28,911

Total segment operating profit	264,532	243,199	215,915

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	141,155	130,415	121,685
Depreciation expense	14,986	13,303	14,457
Amortization expense	6,767	8,658	12,368
Other operating costs	1,645	—	6,407
Long-term compensation expense related to consultants (including share-based compensation)	16,121	14,530	10,977

Operating income	83,858	76,293	50,021
Interest and other expense, net	4,503	5,566	8,828

Income before income tax expense	$79,355	$70,727	$41,193

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	December 31, 2012	December 31, 2011
Disputes, Investigations & Economics	$476,736	$437,431
Financial, Risk & Compliance Advisory	99,202	92,337
Healthcare	175,430	159,450
Energy	102,458	96,639
Unallocated assets	100,624	89,344

Total assets	$954,450	$875,201

Geographic data

Total revenues and assets by geographic region were as follows (shown in thousands):

	For the Year Ended December 31,
	2012	2011
Total revenue:
United States	$754,925	$687,586
United Kingdom	76,890	78,825
Other	12,826	18,273

Total	$844,641	$784,684

Total assets:
United States	$809,027	$737,409
United Kingdom	114,149	104,989
Other	31,274	32,803

Total	$954,450	$875,201

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and other intangible assets consisted of (shown in thousands):

	December 31, 2012	December 31, 2011
Goodwill	$625,357	$575,705
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	619,932	570,280
Intangible assets:
Customer lists and relationships	78,462	72,679
Non-compete agreements	22,236	21,002
Other	24,570	23,901

Intangible assets, at cost	125,268	117,582
Less — accumulated amortization	(109,145)	(100,757)

Intangible assets, net	16,123	16,825

Goodwill and intangible assets, net	$636,055	$587,105

In June 2012, we realigned our segments. As a result of the realignment of our segments, the composition of our reporting units changed. We now have four reporting units as defined by ASC 350 which are the same as our operating segments. In connection with the segment realignment, we re-allocated our goodwill balances using the relative fair value approach. The changes made to the goodwill balances of our reporting units, including the realignment, during the years ended December 31, 2012 and 2011 were as follows (shown in thousands).

	CURRENT SEGMENTS
FORMER SEGMENTS	Disputes, Investigations & Economics	Financial, Risk & Compliance Advisory	Healthcare	Energy	Total
Dispute and Investigative Services	$226,934	$36,266	$—	$—	$263,200
Business Consulting Services	2,584	10,355	115,527	66,837	195,303
Economics	61,759	—	—	—	61,759
International Consulting Services	35,181	10,341	—	4,496	50,018

Total new alignment as of December 31, 2011	326,458	56,962	115,527	71,333	570,280
Goodwill acquired	26,900	—	13,704	5,266	45,870
Adjustments	(142)	(47)	—	—	(189)
Foreign currency	3,971	—	—	—	3,971

Goodwill, net at December 31, 2012	$357,187	$56,915	$129,231	$76,599	$619,932

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	CURRENT SEGMENTS
FORMER SEGMENTS	Disputes, Investigations & Economics	Financial, Risk & Compliance Advisory	Healthcare	Energy	Total
Dispute and Investigative Services	$224,291	$33,682	$—	$—	$257,973
Business Consulting Services	—	12,986	113,193	66,837	193,016
Economics	61,759	—	—	—	61,759
International Consulting Services	33,428	10,341	—	4,485	48,254

Total new alignment as of December 31, 2010	319,478	57,009	113,193	71,322	561,002
Goodwill acquired	7,757	—	2,334	11	10,102
Adjustments	(142)	(47)	—	—	(189)
Foreign currency	(635)	—	—	—	(635)

Goodwill, net at December 31, 2011	$326,458	$56,962	$115,527	$71,333	$570,280

During the three months ended June 30, 2012, in conjunction with the realignment and our annual goodwill impairment test, we completed the first step of our annual goodwill impairment test for our goodwill balance as of May 31, 2012 and determined that the estimated fair value of each reporting unit before and after the realignment exceeded its net asset carrying value. The excess of estimated fair value over net asset carrying value of each of our reporting units approximated 18% for Disputes, Investigations & Economics, 37% for Financial, Risk & Compliance Advisory, 17% for Healthcare and 32% for Energy. The key assumptions used in our annual impairment test remain generally unchanged and included: profit margin improvement generally consistent with our longer-term historical performance; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparables for our peer group; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth. Accordingly, there was no indication of impairment of our goodwill and therefore the second step was not performed.

We evaluate results and projections periodically throughout the year to consider the impact of changes to our business and market conditions on our Goodwill valuation. At December 31, 2012, we considered our most recent projections, included the recently announced sale of a portion of our Disputes, Investigations & Economics segment which included certain economic experts and their staff (see Note 18 — Subsequent Events) and the acquisition of AFE. In addition, we considered the impact of the recent settlements between many banks and government regulators on our mortgage servicing review engagements. We continue to monitor our stock price in relation to our book value. Despite trading below book value for a certain period during the fourth quarter the decline was consistent with the overall market. At December 31, 2012 our stock was trading above book value.

Based on our analysis, there was no indication of impairment related to our goodwill or intangible assets, and therefore, we did not perform the first step of the goodwill impairment test.

There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units, as further discussed below.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As we review our portfolio of services in the future, we may exit certain markets or reposition certain service offerings within our business. Consistent with past evaluations, further evaluations may result in redefining our operating segments and may impact a significant portion of one or more of our reporting units. As noted above, if such actions occur, they may be considered triggering events that would result in our performing an interim impairment test of our goodwill and an impairment test of our intangible assets.

For further information on our goodwill and intangible assets see Note 2 — Significant Accounting Policies.

For the businesses acquired (see Note 3 — Acquisitions), we have allocated the purchase prices, including amounts assigned to goodwill and intangible assets, and made estimates of their related useful lives. The amounts assigned to intangible assets for the businesses acquired include non-compete agreements, customer lists and relationships, backlog revenue and trade names.

Our intangible assets have estimated useful lives ranging up to nine years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At December 31, 2012, our intangible assets consisted of the following (amounts shown in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.7	$12,329
Non-compete agreements, net	4.4	1,615
Other intangible assets, net	2.7	2,179

Total intangible assets, net	3.6	$16,123

Total amortization expense for the years ended December 31, 2012, 2011 and 2010 was $6.8 million, $8.7 million and $12.4 million, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2012 (shown in thousands):

Year Ending December 31,	Amount
2013	$6,610
2014	4,622
2015	2,663
2016	1,255
2017	585
Thereafter	388

Total	$16,123

6.	NET INCOME PER SHARE (EPS)

Basic net income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total of shares of common stock outstanding and the equivalent shares from obligations presumed payable in shares of common stock, both weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common stock that could potentially be issued due to the exercise of stock options, vesting of restricted stock and restricted stock units, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the Year Ended December 31,
	2012	2011	2010
Basic shares	50,894	50,820	49,405
Employee stock options	92	87	222
Restricted stock and restricted stock units	562	264	117
Business combination obligations payable in fixed dollar amount of shares	—	200	674
Contingently issuable shares	24	—	29

Diluted shares	51,572	51,371	50,447

Antidilutive shares[1]	589	843	627

[1]

Stock options with exercise prices greater than the average market price of our common stock during the respective time period were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Obligations to issue a fixed dollar amount of shares where the number of shares is based on the trading price of our shares at the time of issuance were included in the 2011 and 2010 diluted EPS calculation. All of these shares were issued as of December 31, 2011.

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

For the year ended December 31, 2012

During the year ended December 31, 2012, we repurchased 1,601,906 shares of our common stock at a weighted average price of $11.78. During the year ended December 31, 2012, $0.8 million relating to incentive compensation for the 2011 performance year to be settled in the form of restricted stock units or deferred cash at the employee’s election was recorded as additional paid-in capital upon their election to receive restricted stock units.

During the year ended December 31, 2012, we issued 288,884 shares of common stock valued at $2.6 million in connection with purchase price obligations related to 2012 acquisitions.

At December 31, 2012, stockholders’ equity included an accumulated other comprehensive loss balance of $8.7 million. This balance was comprised of an unrealized net foreign currency translation loss of $8.4 million and an unrealized net loss on interest rate derivatives of $0.3 million.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2011

During the year ended December 31, 2011, we issued 591,320 shares of our common stock valued at $5.8 million in connection with deferred purchase price obligations related to the 2008 Chicago Partners acquisition.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. During the three months ended December 31, 2011, we repurchased 234,300 shares of our common stock at a weighted average price of $10.92 under the extended authorization.

For the year ended December 31, 2010

As part of an acquisition consummated during 2010, we issued 187,846 shares of our common stock valued at $1.6 million. During the year ended December 31, 2010, we issued 453,220 shares of our common stock valued at $5.8 million related to the 2008 Chicago Partners acquisition.

8.	SHARE-BASED COMPENSATION EXPENSE

Summary

On May 22, 2012, our shareholders approved the Navigant Consulting, Inc. 2012 Long-Term Incentive Plan (2012 Plan). The purposes of the 2012 Plan are: (i) to align the interests of our shareholders and recipients of awards under the 2012 Plan by increasing the proprietary interest of such recipients in our growth and success; (ii) to attract and retain officers, other employees, non-employee directors, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of our shareholders. The 2012 Plan allows for awards of stock options, stock appreciation rights, restricted stock and restricted stock units, and performance awards.

The maximum number of shares of our common stock available for awards under the 2012 Plan is 6.2 million, reduced by the number of shares of our common stock subject to awards granted under 2005 Long-Term Incentive Plan, as amended on or after January 1, 2012.

As of December 31, 2012 there were 5.4 million shares available for future issuance grant under the 2012 Plan.

We record share-based compensation expense for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions. Our long-term incentive program for our senior level consultants currently provides for either an award of restricted stock units or deferred cash at the recipient’s election. The value of the awards granted to eligible recipients is determined based on our financial performance for the prior fiscal year. Based on our historical experience for the program in place for 2012, we assumed that 65% of the awards expected to be granted in 2013 (based on our 2012 financial performance) would be made in the form of restricted stock units. In 2012, we recorded $2.0 million in other compensation expense. The share- based expense attributable to this program has not been included in the table below as the final form of the grant has not yet been determined. These awards have a three year cliff vesting schedule from grant date.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense consisted of the following (shown in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Amortization of restricted stock and restricted stock unit awards	$8,564	$7,564	$5,634
Amortization of stock option awards	1,216	1,034	989
Fair value adjustment for variable stock option accounting awards	—	—	(29)
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	247	194	161

Total share-based compensation expense	$10,027	$8,792	$6,755

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

The following table shows the amounts attributable to each category (shown in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Cost of services before reimbursable expenses	$5,697	$5,214	$3,885
General and administrative expenses	4,330	3,578	2,870

Total share-based compensation expense	$10,027	$8,792	$6,755

Income tax benefits recorded in the accompanying consolidated statements of comprehensive income related to share-based compensation expense for the years ended December 31, 2012 and 2011 were $4.3 million and $3.7 million, respectively, using an effective income tax rate of 42 percent for the years ended December 31, 2012 and 2011.

During March 2010, we modified the terms of the restricted stock granted on March 13, 2007 and April 30, 2007 to provide for four year annual vesting starting March 13, 2011 and April 30, 2011, respectively. These awards originally vested seven years from the grant date, with the vesting accelerating based upon the achievement of certain operating performance targets. We modified the vesting terms of the restricted stock in order to improve the visibility of the value the awards provide for certain key senior consultants and senior management. This modification resulted in a one-time cumulative credit of $0.4 million to share-based compensation expense during the year ended December 31, 2010 to align the expense recognition with the amended vesting terms.

At December 31, 2012, we had $12.5 million of total compensation costs related to unvested stock-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years.

Restricted Stock and Restricted Stock Units Outstanding

The measurement price of our restricted stock and restricted stock units is the market price of our common stock at the date of grant of the awards.

At December 31, 2012, we had $11.4 million of total compensation costs related to our unvested restricted stock and restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding restricted stock outstanding as of December 31, 2012:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price

$0.00 — $9.99	89	$9.45
$10.00 — $14.99	197	11.86
$15.00 — $19.99	284	18.65
$20.00 and above	20	20.21

Total restricted stock outstanding	590	$15.05

The median measurement price of the restricted stock outstanding at December 31, 2012 was $12.85.

The following table summarizes restricted stock activity for the year ended December 31, 2012:

	Number of Shares (000s)	Weighted Average Measurement Date Price

Restricted stock outstanding at January 1, 2012	1,052	$15.00
Granted	—	—
Vested	(433)	15.30
Forfeited	(29)	11.60

Restricted stock outstanding at December 31, 2012	590	$15.05

The following table summarizes information regarding restricted stock units outstanding as of December 31, 2012:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price

$0.00 — $9.99	547	$9.82
$10.00 — $14.99	649	12.92
$15.00 — $19.99	12	16.45

Total restricted stock units outstanding	1,208	$11.56

The median measurement price of outstanding restricted stock units at December 31, 2012 was $13.75.

The following table summarizes restricted stock unit activity for the year ended December 31, 2012:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at January 1, 2012	702	$10.16
Granted	619	13.12
Vested	(45)	11.74
Forfeited	(68)	11.38

Restricted stock units outstanding at December 31, 2012	1,208	$11.56

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2012, we granted 618,991 restricted stock units. At the time of grant, the awards had a fair value of $8.1 million. Of the restricted stock units granted, 175,973 shares vest based upon the achievement of certain performance criteria or market conditions. The fair value of these awards at the time of grant was estimated to be $2.2 million.

Stock Options Outstanding

At December 31, 2012, the intrinsic value of the stock options outstanding and stock options exercisable was $0.2 million and $0.1 million, respectively, based on a market price of $11.16 per share for our common stock at December 31, 2012.

The following table summarizes stock option activity for the year ended December 31, 2012:

	Number of Shares (000s)	Weighted Average Exercise Price
Options outstanding at January 1, 2012	1,035	$11.97
Granted	144	13.35
Exercised	(234)	6.15
Forfeited	(81)	19.41

Options outstanding at December 31, 2012	864	$13.08

Options exercisable at December 31, 2012	511	$13.79

The following table summarizes information regarding stock options outstanding at December 31, 2012:

Range of Measurement Date Prices	Outstanding Options (000s)	Average Measurement Date Price	Remaining Exercise Period (years)
$0.00 — $9.99	108	$9.54	4.3
$10.00 — $14.99	619	12.40	3.3
$15.00 — $19.99	128	18.81	0.5
$20.00 and above	9	20.56	1.2

Total	864	$13.08	3.0

The following table summarizes information regarding stock options exercisable at December 31, 2012:

Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (years)
$0.00 — $9.99	32	$9.55	4.3
$10.00 — $14.99	342	12.13	2.7
$15.00 — $19.99	128	18.81	0.5
$20.00 and above	9	20.56	1.2

Total	511	$13.79	2.2

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information regarding stock options outstanding under each plan at December 31, 2012:

Plan Category	Outstanding Shares (000s)	Weighted Average Exercise Price	Shares Remaining Available for Future Issuances (000s)
Long-Term Incentive Plan	851	$12.98	5,381
Supplemental Equity Incentive Plan	13	19.46	—

Total	864	$13.08	5,381

Shares of our common stock issued in connection with either the vesting of restricted stock units, or the exercise of stock options, granted under the 2005 or 2012 Long-Term Incentive Plan are new issuances, and shares of our common stock issued in connection with the exercise of stock options granted under our Supplemental Equity Incentive Plan are issued from treasury.

Stock Option Grants

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	2012	2011	2010
Fair value of options granted	$6.14	$4.63	$6.03
Expected volatility	56%	57%	58%
Risk free interest rate	1.0%	2.1%	2.6%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	4.5	4.5	4.5

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeiture based on the recipients of the stock options.

Employee Stock Purchase Plan

On May 3, 2006, our shareholders approved a new employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During each of the years ended December 31, 2012, 2011 and 2010, we recorded $0.2 million of compensation expense, respectively, related to the discount given on employee stock purchases through our employee stock purchase plan. During the years ended December 31, 2012, 2011 and 2010, we issued 198,956, 189,813 and 146,876 shares, respectively, of our common stock related to this plan.

The maximum number of shares of our common stock remaining at December 31, 2012 that can be issued under the employee stock purchase plan was 1.0 million shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are purchased by or issued to employees.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2012, 2011, and 2010, we received $3.3 million, $2.3 million, and $3.5 million, respectively, of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2012, 2011, and 2010, we generated excess tax benefits of $0.2 million, $0.3 million, and $1.2 million, respectively, related to employee stock option exercises.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (shown in thousands):

	December 31, 2012	December 31, 2011
Billed amounts	$159,399	$138,664
Engagements in process	54,685	55,350
Allowance for uncollectible accounts	(15,375)	(14,973)

Accounts receivable, net	$198,709	$179,041

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

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows (shown in thousands):

	December 31, 2012	December 31, 2011
Notes receivable — current	$7,701	$7,579
Other prepaid expenses and other current assets	17,353	15,187

Prepaid expenses and other current assets	$25,054	$22,766

Other assets

The components of other assets were as follows (shown in thousands):

	December 31, 2012	December 31, 2011
Notes receivable — non-current	$13,916	$10,707
Prepaid expenses and other non-current assets	16,501	15,246

Other assets	$30,417	$25,953

Notes receivable represent unsecured employee loans. These loans were issued to recruit and retain certain senior-level consultants. During the years ended December 31, 2012 and 2011, we issued unsecured employee loans aggregating $11.4 million and $6.0 million, respectively. The principal amount and accrued interest on these loans is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to seven years. During the year ended December 31, 2012 and 2011, we granted $11.0 million and $10.4 million, respectively, of sign-on and retention bonuses. At December 31, 2012, we had a balance of $19.2 million in unamortized sign-on and retention bonuses included in prepaid expenses and other current assets and non-current assets.

Property and Equipment, net

Property and equipment, net consisted of (shown in thousands):

	December 31, 2012	December 31, 2011
Furniture, fixtures and equipment	$63,497	$60,935
Software	39,608	35,473
Leasehold improvements	40,052	39,410

Property and equipment, at cost	143,157	135,818
Less: accumulated depreciation and amortization	(97,815)	(94,680)

Property and equipment, net	$45,342	$41,138

During the year ended December 31, 2012, we invested in our technology infrastructure and entered into a new lease for office space in Washington, D.C. Additionally, we disposed of $11.0 million in fully depreciated assets. We also made a cash payment of $1.6 million towards liabilities relating to additions made in the prior year and we accrued $1.2 million in liabilities relating to additions made this year. We classified $1.6 million of equipment, at cost, as assets held for sale which had a net book value of $0.5 million and which we subsequently sold at no gain or loss.

Other Current Liabilities

The components of other current liabilities were as follows (shown in thousands):

	December 31, 2012	December 31, 2011
Deferred acquisition liabilities	$10,863	$11,732
Deferred revenue	17,366	12,579
Deferred rent	2,995	2,028
Commitments on abandoned real estate (See Note 13)	748	1,222
Interest rate swap liability (See Note 10)	—	417
Other liabilities	3,782	4,644

Other current liabilities	$35,754	$32,622

The deferred acquisition liabilities at December 31, 2012 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the year ended December 31, 2012, we made cash payments of $8.6 million in connection with deferred contingent acquisition liabilities relating to prior period acquisitions and $4.9 million in connection with definitive deferred acquisition liabilities. During the year ended December 31, 2012, we recorded $7.2 million in deferred acquisition liabilities, which included $6.4 million and $0.8 million of definitive and contingent

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price obligations, respectively. In addition, during the year ended December 31, 2012, we made a net adjustment of $1.1 million relating to changes in the estimated fair value of performance-based contingent acquisition liabilities included in deferred acquisition liabilities above.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned. Deferred revenue increased mainly due to a greater concentration of services that traditionally include advance billings.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (shown in thousands):

	December 31, 2012	December 31, 2011
Deferred acquisition liabilities	$14,783	$4,326
Deferred rent — long term	11,034	9,429
Commitments on abandoned real estate (See Note 13)	487	453
Interest rate swap liability (See Note 11)	515	42
Other non-current liabilities	8,787	6,195

Total other non-current liabilities	$35,606	$20,445

The deferred acquisition liabilities at December 31, 2012 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the year ended December 31, 2012, we recorded $14.3 million in definitive and contingent purchase price obligations.

The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2022. During the year ended December 31, 2012, we recorded $1.9 million in long and short-term deferred rent above for an adjustment relating to an above market lease acquired during 2012.

10.	DERIVATIVES AND HEDGING ACTIVITY

During the year ended December 31, 2012, the following interest rate swaps were outstanding (summarized based on date of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
December 2009	4	June 30, 2010	May 31, 2012	1.83%	$60.0
March 2010	2	June 30, 2010	May 31, 2012	1.45%	$30.0
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a hedge. As a result, gains or losses related to fluctuations in fair value of the interest rate derivatives are recorded as a component of accumulated other

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive loss and reclassified into interest expense as the variable interest expense on our indebtedness is recorded. There was no ineffectiveness related to the interest rate derivatives during the years ended December 31, 2012 or 2011. In May 2012, $90.0 million notional amount interest rate swaps matured.

At December 31 2012, we had a $0.5 million net liability related to the interest rate derivatives. During the year ended December 31, 2012, we recorded an immaterial amount of unrealized losses related to our derivatives, net of income taxes, to accumulated other comprehensive income.

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

At December 31, 2012, we had aggregate borrowings of $134.2 million, compared to $131.8 million at December 31, 2011. Based on our financial covenants at December 31, 2012, a maximum of approximately $245 million was available in additional borrowings under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin will vary depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2012, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00% and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate swap agreements; see Note 10 — Derivatives and Hedging Activity) was 2.7% and 3.0% for the year ended December 31, 2012 and 2011, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2012, under the definitions in the credit agreement, our consolidated leverage ratio was 1.3 and our consolidated interest coverage ratio was 4.4. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at December 31, 2012; however, there can be no assurances that we will remain in compliance in the future.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2012, 2011 and 2010 consisted of the following (shown in thousands):

	2012	2011	2010
Adjustments to office closure obligations, discounted and net of expected sublease income	$580	$—	$(900)
Intangible assets impairment	—	—	7,307
Contingent acquisition liability adjustment	1,065	—	—

Other operating costs	$1,645	$—	$6,407

Office consolidation:

During the year ended December 31, 2012, we recorded a $0.6 million liability related to a New York office lease acquired with our AFE acquisition which was abandoned as acquired employees assumed space at our existing New York office. The liability mainly relates to our continuing lease payments as we attempt to sublease the property.

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

Balance Sheet — At December 31, 2012, we have recorded $1.2 million in current and non-current liabilities for restructured real estate. The activity for the years ended December 31, 2012 and 2011 is as follows (shown in thousands):

Office Consolidation
Balance at December 31, 2010	$4,428
Utilized during the year ended December 31, 2011	(2,753)

Balance at December 31, 2011	$1,675
Cost to operations during the year ended December 31, 2012	580
Utilized during the year ended December 31, 2012	(1,020)

Balance at December 31, 2012	$1,235

We monitor our estimates for office closure obligations and related expected sublease income periodically. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and have been adjusted and may be adjusted in future periods as necessary. Of the $1.2 million liability recorded at December 31, 2012, we expect to pay $0.7 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent acquisition liability adjustment:

During the year ended December 31, 2012, we recorded $1.1 million of expense relating to net adjustments to our contingent acquisition liabilities. Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter.

Intangible assets impairment:

We review our intangible asset values on a periodic basis. During 2010, we recorded an intangible asset impairment charge of $7.3 million related to customer lists and relationships and non-compete agreements. The public services market was negatively impacted by significant reductions to public spending as a result of a change in government in the United Kingdom. In response to these reductions, we continued to implement cost reduction plans throughout the fourth quarter of 2010 as the severity and speed of the spending cuts was greater than our initial expectations. In addition, our financial services market experienced aggressive recruiting of our consultants from larger competitors, particularly impacting fourth quarter results, as the financial services consulting markets recovered from recent disruptions in the United Kingdom. As a result of the events above and in connection with our annual planning process, we lowered the expected future growth rates and profit margins for these market segments. These events and the resulting lower cash flows from these markets required us to review the recoverability of the related intangible assets. During our review of intangible asset values, we determined that the carrying value of the intangible assets relating to the public services and financial service areas were not recoverable.

13.	LEASE COMMITMENTS

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

Future minimum annual lease payments for the years subsequent to December 31, 2012 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2013	$26,042
2014	19,655
2015	16,989
2016	13,554
2017	10,802
Thereafter	24,422

$111,464

Of the $111.5 million lease commitments at December 31, 2012, $3.6 million of the lease commitments relate to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. At December 31, 2012, we had contractual subleases of $2.9 million, which is not reflected in the commitment table above. Such sublease income would offset the cash outlays. We will seek to exercise termination clauses, if any, to shorten the term of the lease commitments of the abandoned office space. The lease commitments for abandoned offices extend through 2017.

Rent expense for operating leases was $28.7 million, $27.8 million and $27.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	INCOME TAXES

The sources of income before income taxes are as follows (shown in thousands):

	For the Year Ended December 31,
	2012	2011	2010
United States	$84,220	$71,059	$56,573
Other	(4,865)	(332)	(15,380)

Total income before income tax expense	$79,355	$70,727	$41,193

Income tax expense (benefit) consists of the following (shown in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Federal:
Current	$18,667	$13,697	$10,160
Deferred	9,136	9,788	6,423

Total	27,803	23,485	16,583

State:
Current	4,349	3,323	2,386
Deferred	2,331	2,498	1,639

Total	6,680	5,821	4,025

Foreign:
Current	(953)	1,340	817
Deferred	(344)	(1,049)	(4,289)

Total	(1,297)	291	(3,472)

Total federal, state and foreign income tax expense	$33,186	$29,597	$17,136

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the Year Ended December 31,
	2012	2011	2010
Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	5.8	5.4	6.8
Foreign taxes	0.6	0.1	2.9
Effect of non-deductible meals and entertainment expense	0.7	0.7	1.4
Deemed liquidation of certain foreign entities	—	—	(3.8)
Effect of other transactions, net	(0.3)	0.6	(0.7)

Effective income tax rate	41.8%	41.8%	41.6%

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	December 31,
	2012	2011
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$5,744	$5,845
Deferred revenue	2,464	982
Accrued compensation	5,677	4,822
Accrued office consolidation costs	383	371
Interest rate derivatives	208	197
Depreciation and amortization	—	804
Share-based compensation	5,468	4,447
Forgivable loans	3,692	3,553
Foreign net operating losses	603	1,835
Other	305	140

Deferred tax assets	24,544	22,996

Acquisition costs — domestic acquisitions	(67,654)	(56,037)
Acquisition costs — foreign acquisitions	(2,147)	(2,565)
Prepaid expenses	(1,528)	(1,129)
Depreciation and amortization	(3,017)	—

Deferred tax liabilities	(74,346)	(59,731)

Net deferred tax liabilities	$(49,802)	$(36,735)

When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our effective tax rate. At December 31, 2012 and 2011, we had valuation allowances of $1.1 million and $1.2 million, respectively, related to certain foreign operating loss carry forwards. Management has determined that it is more likely than not, due to the uncertainty, that sufficient future taxable income will not be available to realize those deferred tax assets, therefore management recognizes a full valuation allowance for those deferred tax assets in the financial statements.

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $24.7 million at December 31, 2012. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In thousands)
Balance at January 1, 2012	$100
Additions based on tax positions of prior years	265
Reductions based on tax positions of prior years	(40)
Settlements	(42)

Balance at December 31, 2012	$283

At December 31, 2012, our accrual for tax positions for which the ultimate deductibility is uncertain was not material. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2008. Substantially all material state and local and foreign income tax matters have been concluded for years through 2008.

15.	FAIR VALUE

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2012, we have assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

At December 31, 2012, the carrying value of our bank debt approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2012 based upon the short-term nature of the assets and liabilities.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 (shown in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2012
Interest rate swaps, net (recorded in other long term liabilities)	—	$515	—	$515
At December 31, 2011
Interest rate swaps, net (recorded in other current/long term liabilities)	—	$459	—	$459

16.	EMPLOYEE BENEFIT PLANS

We sponsor a 401(k) savings plan for eligible U.S. employees and currently match an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible compensation and limited to $5,100 per participant per year. We, as sponsor of the plan, use independent third parties to provide administrative services to the plan. We have the right to terminate the plan at any time. On June 1, 2010, we reinstated our matching contributions after a one year suspension as part of our cost saving initiatives. Our matching contributions were $6.0 million, $5.5 million, and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We have other retirement plans for our foreign subsidiaries’ participants. During the years ended December 31, 2012, 2011 and 2010, we recorded expense of $3.4 million, $3.6 million and $3.5 million, respectively, for retirement savings-related plans.

17.	LITIGATION AND SETTLEMENTS

We are not party to any material legal proceedings.

18.	SUBSEQUENT EVENTS

On January 31, 2013, we announced the sale of a portion of our Disputes, Investigations & Economics segment for $15.7 million in cash. The transaction facilitated an early transition for four experts within our economics group whose departures were anticipated in the second quarter of 2013. The transaction also included an agreement to transition engagements and approximately 36 other employees. The consideration includes approximately $6.5 million of working capital associated with the group. We expect to record a first quarter 2013 pre-tax gain of approximately $1.7 million relating to this transaction.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Charged to Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2012
Allowance for doubtful accounts	$14,973	$6,329	$(5,927)	$15,375
Year ended December 31, 2011
Allowance for doubtful accounts	$17,148	$6,910	$(9,085)	$14,973
Year ended December 31, 2010
Allowance for doubtful accounts	$19,797	$8,211	$(10,860)	$17,148

(1)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1