Form 10-Q
period 2013-03-31
NAVIGANT CONSULTING INC
filed 2013-04-26
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 24, 2013, 50,436,742 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,939	$1,052
Accounts receivable, net	205,827	198,709
Prepaid expenses and other current assets	25,685	25,054
Deferred income tax assets	12,533	17,821

Total current assets	246,984	242,636
Non-current assets:
Property and equipment, net	43,414	45,342
Intangible assets, net	14,252	16,123
Goodwill	607,143	619,932
Other assets	29,385	30,417

Total assets	$941,178	$954,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,019	$18,042
Accrued liabilities	10,980	11,557
Accrued compensation-related costs	39,958	84,813
Income tax payable	1,475	7,129
Other current liabilities	37,860	35,754

Total current liabilities	108,292	157,295
Non-current liabilities:
Deferred income tax liabilities	69,766	67,623
Other non-current liabilities	34,071	35,606
Bank debt non-current	164,656	134,183

Total non-current liabilities	268,493	237,412

Total liabilities	376,785	394,707

Stockholders’ equity:
Common stock	62	62
Additional paid-in capital	586,515	582,363
Treasury stock	(224,477)	(216,500)
Retained earnings	216,340	202,542
Accumulated other comprehensive loss	(14,047)	(8,724)

Total stockholders’ equity	564,393	559,743

Total liabilities and stockholders’ equity	$941,178	$954,450

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2013	2012

Revenues before reimbursements	$187,257	$186,380
Reimbursements	27,516	20,241

Total revenues	214,773	206,621
Cost of services before reimbursable expenses	126,364	123,960
Reimbursable expenses	27,516	20,241

Total costs of services	153,880	144,201
General and administrative expenses	32,483	35,557
Depreciation expense	3,730	3,516
Amortization expense	1,698	1,725
Other operating costs (benefit):
Office consolidation	208	—
Gain on disposition of assets	(1,715)	—

Operating income	24,489	21,622
Interest expense	1,225	1,463
Interest income	(163)	(238)
Other (income) expense, net	(148)	105

Income before income tax expense	23,575	20,292
Income tax expense	9,777	8,650

Net income	$13,798	$11,642

Basic net income per share	$0.27	$0.23
Shares used in computing net income per basic share	50,295	51,032

Diluted net income per share	$0.27	$0.22
Shares used in computing net income per diluted share	51,360	51,797

Net income	$13,798	$11,642
Other comprehensive (loss) income, net of tax
Unrealized net gain (loss), foreign currency translation	(5,341)	3,272
Unrealized net loss on interest rate derivatives	(10)	(81)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	28	154

Other comprehensive (loss) income, net of tax	(5,323)	3,345

Total comprehensive income, net of tax	$8,475	$14,987

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2012	62,104	(11,587)	$62	$582,363	$(216,500)	$(8,724)	$202,542	$559,743
Comprehensive income (loss)	—	—	—	—	—	(5,323)	13,798	8,475
Issuances of common stock	91	—	—	1,071	—	—	—	1,071
Tax benefits (deficits) on stock options exercised and restricted stock and restricted stock units vested	—	—	—	(213)	—	—	—	(213)
Vesting of restricted stock and restricted stock units net of forfeitures and tax withholdings	244	(72)	—	306	(1,340)	—	—	(1,034)
Share-based compensation expense	24	(24)	—	2,988	(443)	—	—	2,545
Repurchases of common stock	—	(513)	—	—	(6,194)	—	—	(6,194)

Balance at March 31, 2013	62,463	(12,196)	$62	$586,515	$(224,477)	$(14,047)	$216,340	$564,393

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$13,798	$11,642
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,730	3,516
Accelerated depreciation - office consolidation	208	—
Amortization expense	1,698	1,725
Share-based compensation expense	2,545	2,331
Accretion of interest expense	219	140
Deferred income taxes	7,022	4,775
Allowance for doubtful accounts receivable	255	1,160
Gain on disposition of assets	(1,715)	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable, net	(16,944)	(17,730)
Prepaid expenses and other assets	1,470	1,395
Accounts payable	70	(1,361)
Accrued liabilities	(1,373)	1,098
Accrued compensation-related costs	(42,072)	(50,826)
Income taxes payable	(5,544)	(448)
Other liabilities	4,713	(507)

Net cash used in operating activities	(31,920)	(43,090)
Cash flows from investing activities:
Purchases of property and equipment	(3,680)	(7,826)
Proceeds from disposition, net of selling costs	15,607	—
Payments of acquisition liabilities	—	(750)
Other, net	(1,368)	(612)

Net cash provided by (used in) investing activities	10,559	(9,188)
Cash flows from financing activities:
Issuances of common stock	1,071	1,066
Repurchase of common stock	(6,194)	(3,032)
Payments of contingent acquisition liabilities	(2,000)	(2,435)
Repayments to banks	(102,680)	(53,998)
Borrowings from banks	134,114	108,823
Other, net	(945)	(1,111)

Net cash provided by financing activities	23,366	49,313

Effect of exchange rate changes on cash and cash equivalents	(118)	70

Net increase (decrease) in cash and cash equivalents	1,887	(2,895)
Cash and cash equivalents at beginning of the period	1,052	2,969

Cash and cash equivalents at end of the period	$2,939	$74

Supplemental Consolidated Cash Flow Information

	For the three months ended March 31,
	2013	2012
Interest paid	$783	$1,137
Income taxes paid, net of refunds	$8,085	$3,616

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). The information furnished herein includes all adjustments, consisting of normal and recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2013.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on February 15, 2013.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under FASB ASC Topic 220 — Presentation of Comprehensive Income, an entity has the option to present the components of net income and comprehensive income in either one continuous or two separate financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012 and elected to present the components of net income and comprehensive income in one continuous financial statement.

In February 2013, the FASB issued accounting standards update (ASU) 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of significant reclassifications out of accumulated other comprehensive income. The ASU is to be applied prospectively and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013 and have presented all significant reclassifications in the Unaudited Consolidated Statements of Comprehensive Income.

2.	ACQUISITIONS

2012 Acquisitions

On December 3, 2012, we acquired the assets of PFEC LLC (doing business as, AFE Consulting) (AFE) to expand our economics consulting business. AFE provides expert and advisory services to clients with legal, business and other analytical challenges. This acquisition included 30 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $15.0 million in cash at closing, issued $2.5 million in common stock at closing, and have a $2.5 million deferred cash payment payable on the first and second anniversaries of closing in equal annual installments. The common stock issued at closing has a two year restriction on sale or transfer. We considered the transfer restrictions of the common stock and estimated the fair value of the stock to be $2.2 million. AFE can also earn up to $10.0 million in one additional payment based on the business achieving certain performance targets over the next four calendar years following the year of closing. The additional payment is due on the fourth anniversary of closing. We estimated the fair value of the contingent consideration on the date of closing to be $4.4 million. The common stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities. As part of the purchase price allocation, we recorded $3.1 million in identifiable intangible assets and $23.4 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On October 2, 2012, we acquired the assets of Easton Associates, LLC to expand our life science services in our healthcare advisory business within our Healthcare segment. Easton provides product and business strategy advisory services to companies in the life sciences and pharmaceutical industries. This acquisition included 47 professionals and has been integrated into our Healthcare segment. We paid $8.0 million in cash at closing and have a $4.1 million deferred cash payment payable in three equal installments on the first, second and third anniversary of closing. As part of the purchase price allocation, we recorded $0.1 million in property and equipment, $1.9 million in identifiable intangible assets and $9.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On August 24, 2012, we acquired the assets of Empath Consulting, Inc. to expand our healthcare advisory services. Empath provides hospital work flow management and process control systems. This acquisition included eight professionals and has been integrated into our Healthcare segment. We paid $0.7 million in cash at closing and have an $0.8 million deferred cash payment payable on the first anniversary of closing. Empath can earn up to $4.5 million of additional payments based on the business achieving certain performance targets over the 46 month period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $3.2 million. The liability was recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.7 million in other assets, $0.1 million in identifiable intangible assets and $3.9 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

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

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the 2012 acquisitions noted above had occurred as of January 1, 2012. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the three months ended March 31,
	2013	2012
Total revenues	$214,773	$217,624
Net income	$13,798	$12,469
Basic net income per share	$0.27	$0.24
Diluted net income per share	$0.27	$0.24

3.	DISPOSITION

On January 31, 2013, we sold a portion of our Disputes, Investigations & Economics segment. This disposition facilitated the early transition of four experts within our economics consulting business whose departures were anticipated in the second quarter of 2013. The transaction also included an agreement to transition engagements and approximately 40 other employees to the purchaser. We received $15.6 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $1.7 million gain in other operating benefit, which reflected a reduction of $7.4 million in goodwill and $6.5 million relating to working capital.

4.	SEGMENT INFORMATION

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

Information on the segment operations has been summarized as follows (shown in thousands):

	For the three months ended March 31,
	2013	2012

Revenues before reimbursements:
Disputes, Investigations & Economics	$76,975	$91,219
Financial, Risk & Compliance Advisory	41,764	37,230
Healthcare	43,583	36,542
Energy	24,935	21,389

Total revenues before reimbursements	$187,257	$186,380

Total revenues:
Disputes, Investigations & Economics	$83,458	$97,089
Financial, Risk & Compliance Advisory	52,603	43,828
Healthcare	49,191	40,926
Energy	29,521	24,778

Total revenues	$214,773	$206,621

Segment operating profit:
Disputes, Investigations & Economics	$25,817	$34,168
Financial, Risk & Compliance Advisory	14,995	13,755
Healthcare	15,804	11,470
Energy	8,796	7,254

Total segment operating profit	65,412	66,647

Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	32,483	35,557
Depreciation expense	3,730	3,516
Amortization expense	1,698	1,725
Other operating costs (benefit), net	(1,507)	—
Long-term compensation expense attributable to consultants (including share-based compensation expense)	4,519	4,227

Operating income	24,489	21,622
Interest and other expense, net	914	1,330

Income before income tax expense	$23,575	$20,292

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	March 31, 2013	December 31, 2012
Disputes, Investigations & Economics	$462,259	$476,640
Financial, Risk & Compliance Advisory	103,679	99,269
Healthcare	175,242	175,430
Energy	104,659	102,487
Unallocated assets	95,339	100,624

Total assets	$941,178	$954,450

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (shown in thousands):

	March 31, 2013	December 31, 2012

Goodwill	$612,568	$625,357
Less: accumulated amortization	(5,425)	(5,425)

Goodwill, net	$607,143	$619,932

On January 1, 2012, we adopted the principles prescribed in FASB ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASC Topic 350”) which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment, including an annual goodwill impairment test.

In June 2012, we realigned our segments. As a result of the realignment of our segments, the composition of our reporting units changed. Our four reporting units are the same as our operating segments. In connection with the segment realignment, we re-assigned our goodwill balances using the relative fair value approach. The changes made to the January 1, 2012 goodwill balances of our reporting units, including as a result of the realignment, can be found in our Annual Report on Form 10-K filed with the SEC on February 15, 2013. Changes made to our goodwill balances during the three months ended March 31, 2013 and 2012 were as follows (shown in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance Advisory	Healthcare	Energy	Total Company

Goodwill, net as of January 1, 2012	$326,458	$56,962	$115,527	$71,333	$570,280
Adjustments	(35)	(12)	—	—	(47)
Foreign currency	3,039	56	—	24	3,119

Goodwill, net as of March 31, 2012	$329,462	$57,006	$115,527	$71,357	$573,352

Goodwill, net as of January 1, 2013	$357,091	$56,982	$129,231	$76,628	$619,932
Adjustments	(35)	(12)	—	—	(47)
Disposition	(7,350)	—	—	—	(7,350)
Foreign currency	(5,165)	(158)	—	(69)	(5,392)

Goodwill, net as of March 31, 2013	$344,541	$56,812	$129,231	$76,559	$607,143

The key assumptions used in our annual impairment test, performed in May 2012, remain generally unchanged and included: profit margin improvement generally consistent with our longer-term historical performance; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth.

We evaluate our results and projections periodically throughout the year to consider the impact of changes to our business and market conditions on our goodwill valuation. At March 31, 2013, we considered our most recent projections, including the impact of the recent sale of a portion of our Disputes, Investigations & Economics segment which included the disposition of a portion of our Economics consulting business (see Note 3 — Disposition) and the acquisition of AFE during the fourth quarter of 2012. In addition, we considered the impact of the recent settlements between many banks and government regulators on our mortgage servicing review engagements. We continue to monitor our stock price in relation to our book value. At March 31, 2013, our common stock was trading above book value.

Based on our analysis, at March 31, 2013, there was no indication of impairment related to our goodwill or intangible assets, and therefore, we did not perform the first step of the goodwill impairment test.

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

Intangible assets consisted of (shown in thousands):

	March 31, 2013	December 31, 2012
Intangible assets:
Customer lists and relationships	$76,798	$78,462
Non-compete agreements	21,883	22,236
Other	24,260	24,570

Intangible assets, at cost	122,941	125,268
Less: accumulated amortization	(108,689)	(109,145)

Intangible assets, net	$14,252	$16,123

Our intangible assets have estimated remaining useful lives ranging up to seven years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2013, our intangible assets consisted of the following (amounts shown in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.5	$10,843
Non-compete agreements, net	4.2	1,488
Other intangible assets, net	2.5	1,921

Total intangible assets, net	3.4	$14,252

Total amortization expense for the three months ended March 31, 2013 and 2012 was $1.7 million for each period. Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2013 and in future years related to intangible assets at March 31, 2013 (shown in thousands):

Year Ending December 31,	Amount
2013 (April - December)	$4,831
2014	4,543
2015	2,650
2016	1,254
2017	585
Thereafter	389

Total	$14,252

6.	NET INCOME PER SHARE (EPS)

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

The components of basic and diluted shares (shown in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended March 31,
	2013	2012
Basic shares	50,295	51,032
Employee stock options	61	222
Restricted stock and restricted stock units	809	543
Contingently issuable shares	195	—

Diluted shares	51,360	51,797

Antidilutive shares[1]	590	261

[1]

Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

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

Total share-based compensation expense consisted of the following (shown in thousands):

	For the three months ended March 31,
	2013	2012
Cost of services before reimbursable expenses	$1,315	$1,396
General and administrative expenses	1,230	935

Total share-based compensation expense	$2,545	$2,331

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

The following table shows the amounts attributable to each category (shown in thousands):

	For the three months ended March 31,
	2013	2012
Amortization of restricted stock and restricted stock unit awards	$2,165	$1,973
Amortization of stock option awards	292	261
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	88	97

Total share-based compensation expense	$2,545	$2,331

At March 31, 2013, we had $13.3 million of total compensation costs related to unvested stock-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the three months ended March 31, 2013, we granted an aggregate of 374,335 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $3.8 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (shown in thousands):

	March 31, 2013	December 31, 2012
Billed amounts	$159,230	$159,399
Engagements in process	60,128	54,685
Allowance for uncollectible accounts	(13,531)	(15,375)

Accounts receivable, net	$205,827	$198,709

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows (shown in thousands):

	March 31, 2013	December 31, 2012
Notes receivable - current	$6,776	$7,701
Other prepaid expenses and other current assets	18,909	17,353

Prepaid expenses and other current assets	$25,685	$25,054

Other assets

The components of other assets were as follows (shown in thousands):

	March 31, 2013	December 31, 2012
Notes receivable - non-current	$12,197	$13,916
Prepaid expenses and other non-current assets	17,188	16,501

Other assets	$29,385	$30,417

Notes receivable represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level consultants. During the three months ended March 31, 2013 and 2012, no such loans were issued. The principal amount and accrued interest on these loans is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to seven years. During the three months ended March 31, 2013 and 2012, we granted $2.6 million and $1.1 million, respectively, of sign-on and retention bonuses. At March 31, 2013, we had a balance of $18.7 million in unamortized sign-on and retention bonuses included in prepaid expenses and other assets.

Property and Equipment, net

Property and equipment, net consisted of (shown in thousands):

	March 31, 2013	December 31, 2012
Furniture, fixtures and equipment	$64,836	$63,497
Software	40,190	39,608
Leasehold improvements	39,984	40,052

Property and equipment, at cost	145,010	143,157
Less: accumulated depreciation and amortization	(101,596)	(97,815)

Property and equipment, net	$43,414	$45,342

During the three months ended March 31, 2013, we invested in our technology infrastructure and software. We also made a cash payment of $1.6 million relating to additions accrued for in the prior year.

Other Current Liabilities

The components of other current liabilities were as follows (shown in thousands):

	March 31, 2013	December 31, 2012
Deferred acquisition liabilities	$8,413	$10,863
Deferred revenue	22,217	17,366
Deferred rent	2,354	2,995
Commitments on abandoned real estate	513	748
Other liabilities	4,363	3,782

Other current liabilities	$37,860	$35,754

The deferred acquisition liabilities at March 31, 2013 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the three months ended March 31, 2013, we made a cash payment of $2.0 million in connection with a deferred contingent acquisition liability relating to a prior period acquisition.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned. During the three months ended March 31, 2013, deferred revenue increased mainly due to a large fixed fee engagement billed in advance of work performed.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (shown in thousands):

	March 31, 2013	December 31, 2012
Deferred acquisition liabilities	$15,323	$14,783
Deferred rent - long term	10,608	11,034
Commitments on abandoned real estate	393	487
Interest rate swap liability (Note 9)	484	515
Other non-current liabilities	7,263	8,787

Total other non-current liabilities	$34,071	$35,606

The deferred acquisition liabilities at March 31, 2013 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively.

The long-term portion of deferred rent is primarily rent allowances and incentives related to leasehold improvements on lease arrangements for our office facilities that expire at various dates through 2022.

9.	DERIVATIVES AND HEDGING ACTIVITY

During the three months ended March 31, 2013, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive (loss) income and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, we recorded $0.1 million and $0.3 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives. In May 2012, $90.0 million notional amount interest rate derivatives matured.

At March 31, 2013, we had a $0.5 million net liability related to the interest rate derivatives.

10.	BANK DEBT

Our credit agreement provides a five-year, $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time any outstanding borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, UK Pound Sterling and Euro.

At March 31, 2013, we had aggregate borrowings outstanding of $164.7 million, compared to $134.2 million at December 31, 2012. Based on our financial covenants at March 31, 2013, a maximum of approximately $205.0 million was available in additional borrowings under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At March 31, 2013, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 9 — Derivatives and Hedging Activity) was 2.6% and 3.4% for the three months ended March 31, 2013 and 2012, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2013, under the definitions in the credit agreement, our consolidated leverage ratio was 1.6 and our consolidated interest coverage ratio was 4.6. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at March 31, 2013; however, there can be no assurances that we will remain in compliance in the future.

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

Our interest rate derivatives (see Note 9 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2013, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

For acquisitions consummated on or after January 1, 2009, we estimate the fair value of deferred contingent acquisition liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value adjustment is recorded in the earnings of that period.

At March 31, 2013, the carrying value of our bank debt approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2013 based upon the short-term nature of the assets and liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (shown in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2013
Interest rate derivatives, net	$—	$484	$—	$484
Deferred contingent acquisition liabilities	$—	$—	$11,541	$11,541
At December 31, 2012
Interest rate derivatives, net	$—	$515	$—	$515
Deferred contingent acquisition liabilities	$—	$—	$13,384	$13,384

12.	OTHER OPERATING COSTS (BENEFIT)

Office consolidation

During the three months ended March 31, 2013, we committed to consolidating our Arlington, Virginia lease into one of our existing offices effective May 31, 2013, ahead of its original February 28, 2017 termination date. Accordingly, we changed the estimated useful life of the leasehold improvements related to the Arlington, Virginia office location, which resulted in an additional $0.2 million of depreciation expense for the three months ended March 31, 2013 and is expected to result in additional office consolidation costs upon exit in the second quarter of 2013.

Gain on disposition of assets

During the three months ended March 31, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our Disputes, Investigations & Economics segment (see Note 3 — Disposition).

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

Acquisitions

We did not acquire any businesses during the three months ended March 31, 2013. During the full year ended December 31, 2012 we acquired the assets of several businesses. Additional information regarding the purchase price, purchase price allocation and other details of the businesses acquired in 2012 can be found in Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact these acquisitions may have had on our results from operations or segment results for the periods presented have been included in our discussions below.

Disposition

On January 31, 2013, we sold a portion of our Disputes, Investigations & Economics segment. This disposition facilitated the early transition of four experts within our Economics consulting business whose departures were anticipated in the second quarter of 2013. The transaction also included an agreement to transition engagements and approximately 40 other employees to the purchaser. We received $15.6 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $1.7 million gain in other operating benefit, which reflected a reduction of $7.4 million in goodwill and $6.5 million relating to working capital.

Key Operating Metrics

The following key operating metrics provide additional operating information related to our business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. During the three months ended June 30, 2012, in connection with our segment realignment (see Note 4 – Segment Information to the notes to our unaudited consolidated financial statements), we revised the definition of our technology businesses. Our Technology, Data & Process businesses are comprised of technology enabled professional services, including e-discovery services and data analytics, technology solutions and data services, invoice and insurance claims processing, market research and benchmarking businesses. Prior period operating metrics have been revised to reflect all changes made to the following definitions.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

•

Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below,

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

•

Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributable to retention incentives.

All FTE, utilization and average bill rate metric data provided in this report excludes the impact of independent contractors and project employees.

Results of Operations

Results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	For the three months ended March 31,		2013 over 2012 Increase (Decrease)
	2013	2012	Percentage
Key operating metrics:
Average FTE
- Consulting	1,577	1,572	0.3
- Technology, Data & Process	406	325	24.9
- Non-billable	540	523	3.3
Period end FTE
- Consulting	1,543	1,561	(1.2)
- Technology, Data & Process	399	340	17.4
- Non-billable	533	517	3.1
Average bill rate	$275	$291	(5.5)
Utilization	77%	77%	—

Overview. During the three months ended March 31, 2013 compared to the corresponding period in 2012, we reported a $2.2 million, or 18.5%, increase in net income.

•

During the three months ended March 31, 2013, we recorded a $1.7 million gain on disposition of assets relating to the sale of a portion of our Disputes, Investigations & Economics segment (See note 3 – Disposition to the notes to our unaudited consolidated financial statements for further information on the sale).

•

Revenues before reimbursements (RBR) were relatively flat for the period as increases within our Healthcare, Energy and Financial, Risk & Compliance Advisory segments were offset by lower RBR from our Disputes, Investigations & Economics segment (see segment results below for further detail).

•	Cost of services increased mainly due to higher wages as a result of higher FTE levels and higher information technology related costs.

•	General and administrative expenses decreased, partly due to lower bad debt expense, timing of certain expenses and lower legal, information technology and facilities expenses.

Revenues before Reimbursements. For the three months ended March 31, 2013, RBR increased 0.5% compared to the corresponding period in 2012. Our Healthcare segment’s RBR increased 19.3% both organically and through acquisitions for the three months ended March 31, 2013 over the corresponding period in 2012. For the same period, our Energy segment’s RBR grew 16.6% mainly due to growth in energy efficiency service offerings and the acquisition of Pike Research in July 2012. In addition, our Financial, Risk & Compliance Advisory segment’s RBR increased 12.2% principally reflecting large mortgage servicing review engagements which ramped up during 2012. Three of these engagements were substantially completed late in the first quarter 2013 while a fourth is expected to wind down during the second half of 2013. In addition, lower restructuring work in this segment partially offset the increase as the economic environment continued to improve. Our Disputes, Investigations & Economics segment’s RBR decreased 15.6% due to the sale of a portion of the Disputes, Investigations & Economics segment during the first quarter of 2013 and a large investigations engagement which peaked during the three months ended March 31, 2012. No comparable size engagement replaced this RBR in first quarter 2013.

RBR included performance-based fees of $0.9 million for the three months ended March 31, 2013, compared to $1.9 million in the corresponding period in 2012. The decrease was primarily associated with our restructuring business in our Financial, Risk & Compliance Advisory segment.

Utilization levels for the three months ended March 31, 2013 remained constant at 77% utilization rate compared to the corresponding period in 2012. Average bill rate decreased 5.5% to $275. Average FTE — Consulting increased 0.3% while average FTE — Technology, Data & Process increased 24.9% to support technology related engagements including: technology solutions and financial services engagements within our Disputes, Investigations & Economics segment; technology solutions engagements within our Healthcare segment; and finally our acquisition of Pike Research in July 2012 within our Energy segment added additional headcount. These additions were offset by a decrease in claims and billing engagements within our Disputes, Investigations & Economics segment due to a decrease in demand.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 1.9% for the three months ended March 31, 2013 compared to the corresponding period in 2012. The increase in cost of services was mainly due to higher wages associated with the increase in FTE levels, higher severance, information technology and research expenses partially offset by lower performance-based incentives and practice development expenses. Severance expense relating to client service FTE’s for the three months ended March 31, 2013 and 2012 was $1.3 million and $0.7 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased 8.6% for the three months ended March 31, 2013 compared to the corresponding period in 2012. The decrease was driven by lower facilities expense, legal fees, bad debt expense and information technology costs. These decreases were offset by higher wages and benefits relating to information technology hiring and, higher share-based compensation expense relating to new hires and 2012 grants. Bad debt expense was $0.3 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in bad debt expense was a result of collections of previously reserved accounts receivable balances.

General and administrative expenses were 17.3% and 19.1% of RBR for the three months ended March 31, 2013 and 2012, respectively, attributable to improved cost management and lower bad debt expense.

Depreciation Expense. The increase in depreciation expense of 6.1% for the three months ended March 31, 2013 compared to the corresponding period in 2012 was primarily due to technology infrastructure spending.

Amortization Expense. Amortization expense decreased 1.6% for the three months ended March 31, 2013 compared to the corresponding period in 2012. The decrease was due mainly to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term, partially offset by amortization relating to recent acquisitions.

Other Operating Costs — Office consolidation. During the three months ended March 31, 2013, we committed to consolidating our Arlington, Virginia lease into one of our existing offices effective May 31, 2013, ahead of its original February 28, 2017 termination date. Accordingly, we changed the estimated useful life of the leasehold improvements related to the Arlington, Virginia office location, which resulted in an additional $0.2 million of depreciation expense for the three months ended March 31, 2013 and is expected to result in additional office consolidation costs upon exit in the second quarter of 2013.

Other Operating Costs — Gain on disposition of assets. During the three months ended March 31, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our Disputes, Investigations & Economics segment. The gain reflected proceeds of $15.6 million in cash, net of selling expenses and net of $6.5 million of working capital and $7.4 million of goodwill. The transaction facilitated an early transition for four experts within our economics group whose departures were anticipated in the second quarter of 2013. The transaction also included an agreement to transition engagements and approximately 40 other employees.

Interest Expense. Interest expense decreased 16.3% for the three months ended March 31, 2013 compared to the corresponding period in 2012. This decrease was primarily due to lower average borrowing rates for the three months ended March 31, 2013 compared to the corresponding period in 2012. Our average borrowing rate under our credit facility, including the impact of our interest rate derivatives (see Note 9 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), was 2.6% and 3.4% for the three months ended March 31, 2013 and 2012, respectively. See Note 10 — Bank Debt to the notes to our unaudited consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates as well as various permanent book/tax differences. Our effective income tax rate was 41.5% and 42.6% for the three months ended March 31, 2013 and 2012, respectively. The decrease in rates between periods is mainly a result of a higher expectation of earnings in foreign jurisdictions as well as a decrease in certain foreign tax rates.

Segment Results

Based on their size and importance, our operating segments are the same as our reporting segments. Our performance is assessed and resources are allocated based on the following four reporting segments:

•	Disputes, Investigations & Economics

•	Financial, Risk & Compliance Advisory

•	Healthcare

•	Energy

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information to the notes to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense related to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to retention incentives (see Note 8 — Supplemental Consolidated Balance Sheet Information to the notes to our unaudited consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior year segment data has been recast to be consistent with the current presentation.

Disputes, Investigations & Economics
	For the three months ended March 31,		2013 over 2012 Increase (Decrease) Percentage
	2013	2012
Revenues before reimbursements (in 000’s)	$76,975	$91,219	(15.6)
Total revenues (in 000’s)	$83,458	$97,089	(14.0)
Segment operating profit (in 000’s)	$25,817	$34,168	(24.4)
Key segment operating metrics:
Segment operating profit margin	33.5%	37.5%	(10.7)
Average FTE - Consulting	570	635	(10.2)
Average FTE - Technology	192	160	20.0
Average utilization rates based on 1,850 hours	75%	77%	(2.6)
Average bill rate	$345	$340	1.5

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

RBR for this segment decreased 15.6% for the three months ended March 31, 2013 compared to the corresponding period in 2012. The decrease was partially driven by the sale of a portion of the segment (See note 3 — Disposition to the notes to our unaudited consolidated financial statements for further information on the sale). In addition, demand for our general litigation and forensic accounting services and international arbitration also declined. Technology related services was down mainly due to lower contract rates for certain large high volume customers for the three months ended March 31, 2013 compared to the corresponding period in 2012. This decrease was partially offset by business from the recent fourth quarter acquisition of AFE. Average FTE — Consulting decreased 10.2% for the three months ended March 31, 2013 compared to the corresponding period in 2012, mainly due to attrition. For the same period FTE — Technology, Data & Process increased 20.0% due to the increased staffing associated with our recent focus on technology-related services. Average bill rate increased 1.5% for the three months ended March 31, 2013 compared to the corresponding period in 2012. Utilization decreased 2.6% for the same period as a result of project mix. For the three months ended March 31, 2013, segment operating profit decreased $8.4 million and segment operating profit margins decreased 4.0 percentage points compared to the corresponding period in 2012. Despite an overall reduction in wages and incentive benefits lower RBR contributed to lower margins in this segment. In addition, technology related services also contributed to lower margins due to higher infrastructure costs incurred to develop the business further.

Financial, Risk & Compliance Advisory
	For the three months ended March 31,		2013 over 2012 Increase (Decrease) Percentage
	2013	2012
Revenues before reimbursements (in 000’s)	$41,764	$37,230	12.2
Total revenues (in 000’s)	$52,603	$43,828	20.0
Segment operating profit (in 000’s)	$14,995	$13,755	9.0
Key segment operating metrics:
Segment operating profit margin	35.9%	36.9%	(2.7)
Average FTE - Consulting	265	272	(2.6)
Average utilization rates based on 1,850 hours	75%	75%	—
Average bill rate	$278	$310	(10.3)

The Financial, Risk & Compliance Advisory segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and restructuring consulting to clients in a broad variety of industries.

RBR for this segment increased 12.2% for the three months ended March 31, 2013 compared to the corresponding period in 2012. The increase in RBR reflected large mortgage servicing review engagements which ramped up during 2012. Three of these engagements were substantially completed late in the first quarter 2013 while a fourth is expected to wind down during the second half of 2013. These increases were partially offset by lower revenue for restructuring-related services. This segment had $0.4 million of performance-based fees for the three months ended March 31, 2013 compared to $1.4 million for the corresponding period in 2012. Average FTE — Consulting decreased 2.6% for the three months ended March 31, 2013 compared to the corresponding period in 2012, mainly due to attrition within restructuring and financial services practices offset by higher FTE’s relating to the mortgage servicing review engagements. Average bill rate decreased 10.3% for the three months ended March 31, 2013 compared to the corresponding period in 2012, mainly due to project mix and leverage. Utilization was flat for the three months ended March 31, 2013 compared to the corresponding period in 2012 which reflected the increased demand in the mortgage servicing review area offset by lower restructuring demand. Segment operating profit increased $1.2 million and segment operating profit margins decreased 1.0 percentage points mainly as a result of project mix and higher margins on contract and temporary staff offset by an increase in retention and sign-on bonus costs mainly relating to the 2012 revenue growth.

Healthcare
	For the three months ended March 31,		2013 over 2012 Increase (Decrease) Percentage
	2013	2012
Revenues before reimbursements (in 000’s)	$43,583	$36,542	19.3
Total revenues (in 000’s)	$49,191	$40,926	20.2
Segment operating profit (in 000’s)	$15,804	$11,470	37.8
Key segment operating metrics:
Segment operating profit margin	36.3%	31.4%	15.6
Average FTE - Consulting	420	366	14.8
Average FTE - Technology, Data & Process	168	155	8.4
Average utilization rates based on 1,850 hours	81%	78%	3.8
Average bill rate	$250	$266	(6.0)

The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing and technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

RBR for this segment increased 19.3% for the three months ended March 31, 2013 compared to the corresponding period in 2012. Demand continues to be strong for our services in helping clients address ongoing changes in the U.S. healthcare landscape. In addition, strategy consulting demand was strong as payer clients seek assistance in implementing the Patient Protection and Affordable Care Act. The life sciences team also continues to perform well with the 2012 acquisition of Easton Associates. Finally, demand for performance improvement and revenue cycle services also increased. We expect continued growth within this segment throughout 2013. Reflecting the increase in RBR, utilization increased 3.8% to 81% for the three months ended March 31, 2013. Average FTE — Consulting increased 14.8% for the three months ended March 31, 2013 compared to the corresponding period in 2012 mainly due to our acquisition of Easton Associates and to fill increased demand needs related to strategy consulting. Average bill rate decreased 6.0% for the same period mainly due to consultant mix on our engagements (leverage). Including the impact of our acquisitions on a pro forma basis, RBR, increased 9.1% for the three months ended March 31, 2013 compared to the corresponding period in 2012. For the three months ended March 31, 2013, segment operating profit increased $4.3 million, and segment operating profit margin increased 4.9 percentage points compared to the corresponding period in 2012 due to higher revenue and improved resource management as indicated by the increase in utilization.

Energy
	For the three months ended March 31,		2013 over 2012 Increase (Decrease) Percentage

	2013	2012
Revenues before reimbursements (in 000’s)	$24,935	$21,389	16.6
Total revenues (in 000’s)	$29,521	$24,778	19.1
Segment operating profit (in 000’s)	$8,796	$7,254	21.3
Key segment operating metrics:
Segment operating profit margin.	35.3%	33.9%	4.1
Average FTE - Consulting	322	299	7.7
Average FTE - Technology, Data & Process	46	10	360.0
Average utilization rates based on 1,850 hours	78%	76%	2.6
Average bill rate	$191	$195	(2.1)

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

RBR for this segment increased 16.6% for the three months ended March 31, 2013 compared to the corresponding period in 2012. The increase was aided by our acquisition of Pike Research in July 2012. We expect the addition of our market research capabilities and the re-branding of Navigant Research combined with demand for our energy efficiency service offerings to drive RBR growth in this segment throughout the remainder of 2013. Utilization increased 2.6% for the three months ended March 31, 2013 compared to the corresponding period in 2012. Average FTE — Consulting increased 7.7% for the three months ended March 31, 2013 compared to the corresponding period in 2012, mainly due to new hires in the energy efficiency area while average FTE — Technology, Data & Process grew mainly due to the acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, RBR increased 11.7% for the three months ended March 31, 2013 compared to the corresponding period in 2012. For the three months ended March 31, 2013, segment operating profit increased $1.5 million, and segment operating profit margin increased 1.4 percentage points compared to the corresponding period in 2012 mainly due to improved utilization and margins on benchmarking engagements.

Liquidity and Capital Resources

Our cash flow activities were as follows (shown in thousands) for the three months ended March 31,

	2013	2012
Net cash used in operating activities	$(31,920)	$(43,090)
Net cash provided by (used in) investing activities	10,559	(9,188)
Net cash provided by financing activities	23,366	49,313

Generally, our net cash provided by operating activities is used to fund our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ net cash from operations are expected to be positive. During the three months ended March 31, 2013, we continued with our share repurchase program initiated in the fourth quarter of 2011 and, received proceeds of $15.6 million, net of selling costs from the disposition of a portion of our Disputes, Investigations & Economics segment (see Note 3 — Disposition to the notes to our unaudited consolidated financial statements). Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable days sales outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenue. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 77 days at March 31, 2013, compared to 80 days at March 31, 2012.

Operating Activities

Net cash used in operating activities was $31.9 million for the three months ended March 31, 2013 compared to $43.1 million for the corresponding period in 2012. The decrease in cash used in operating activities was primarily due to lower incentive bonus payments for the 2012 performance year paid in 2013 compared to the incentive bonus payments for the 2011 performance year paid in 2012.

Investing Activities

Net cash provided by investing activities was $10.6 million for the three months ended March 31, 2013 compared to $9.2 million used in investing activities for the corresponding period in 2012. During the three months ended March 31, 2013 we disposed of a portion of our Disputes, Investigations & Economics segment for net proceeds of $15.6 million. In addition, lower capital expenditures primarily associated with reduced technology infrastructure spending and facility investment contributed to the increase in cash from investing activities.

Financing Activities

Net cash provided by financing activities was $23.4 million for the three months ended March 31, 2013 compared to $49.3 million for the corresponding period in 2012. The decrease in cash provided by financing activities was primarily due to lower borrowings under our credit facility primarily associated with lower cash requirements for annual incentive bonus payments. In addition, during the three months ended March 31, 2013, we purchased 513,200 shares of our common stock in the open market for $6.2 million compared to 232,006 shares for $3.0 million during the three months ended March 31, 2012.

Debt, Commitments and Capital

For further information regarding our debt see Note 10 – Bank Debt to the notes to our unaudited consolidated financial statements.

At March 31, 2013, we had total contractual obligations of $296.3 million. The following table shows the components of our significant commitments at March 31, 2013 and the scheduled years of payments (shown in thousands):

Contractual Obligations	Total	2013	2014 to 2015	2016 to 2017	Thereafter
Deferred acquisition liabilities	$23,736	$8,413	$9,862	$5,461	$—
Purchase agreements	3,342	—	3,342	—	—
Revolving credit facility	164,656	—	—	164,656	—
Lease commitments	104,517	19,340	37,248	23,926	24,003

Total contractual obligations	$296,251	$27,753	$50,452	$194,043	$24,003

We have commitments recorded in other current liabilities and other non-current liabilities of approximately $3.3 million (reflected in the table above) relating to costs associated with information technology purchases associated with our technology business. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system which contain termination clauses allowing us to terminate the contracts for a penalty. Currently, we do not expect to terminate these contracts under which we expect to pay approximately $6.8 million over the next four years through 2017. These payments are not reflected in the table above.

At March 31, 2013, we had $23.7 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $11.5 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reach their maximum target, our maximum deferred acquisition liability would be $19.8 million.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock in open market or private transactions. During the three months ended March 31, 2013, we repurchased 513,200 shares for $6.2 million. Through March 31, 2013, we have repurchased an aggregate of 2,349,406 shares for approximately $27.6 million under this program.

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

As we further develop our margin improvement goals, we anticipate taking certain actions which may include compensation and staffing alignment, improved practice cost management and targeted general and administrative cost reductions. Such actions may result in additional severance expense. We continue to evaluate under-performing practice areas and are considering various options to improve our overall financial results.

Off-balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future impact on our financial condition or results of operations.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In February 2013, the FASB issued ASU 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of significant reclassifications out of accumulated other comprehensive income. The ASU is to be applied prospectively and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013 and have presented all significant reclassifications in the Unaudited Consolidated Statements of Comprehensive Income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At March 31, 2013, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At March 31, 2013, our interest rate derivatives effectively fixed our LIBOR base rate on $25.0 million of our debt. Based on borrowings under the credit facility at March 31, 2013 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $139.7 million of debt, and each quarter point change in market interest rates would result in approximately a $0.3 million change in annual interest expense.

At March 31, 2013, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2013, we had net assets of approximately $69.6 million with a functional currency of the UK Pound Sterling and $25.2 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At March 31, 2013, we had net assets denominated in the non-functional currency of approximately $5.7 million. As such, a ten percent change in the value of the local currency would result in $0.6 million currency gain or loss in our results of operations. Excess cash held outside the United States is immaterial and therefore we have limited exposure to repatriating funds back to the United States.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
January 1 - 31, 2013	179,439	$11.46	178,400	$76,528,097
February 1 - 28, 2013	161,200	$11.80	161,200	$74,626,743
March 1 - 31, 2013	245,054	$12.98	173,600	$72,377,493

Total	585,693	$12.19	513,200	$72,377,493

(a)	Includes 72,493 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

10.1	Employment Agreement, dated as of February 22, 2013, between Navigant Consulting, Inc. and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013).

10.2	Form of Executive Officer Stock Option Agreement (2012 Long-Term Incentive Plan).

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan).

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard Chief Executive Officer

By:	/S/ LUCINDA M. BAIER
Lucinda M. Baier Executive Vice President and Chief Financial Officer

Date: April 26, 2013