Form 10-Q
period 2013-06-30
NAVIGANT CONSULTING INC
filed 2013-07-31
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, 49,957,866 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and Part II, Item 1 — Legal Proceedings in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,588	$1,052
Accounts receivable, net	204,109	198,709
Prepaid expenses and other current assets	23,463	25,054
Deferred income tax assets	14,329	17,821

Total current assets	244,489	242,636
Non-current assets:
Property and equipment, net	42,236	45,342
Intangible assets, net	12,506	16,123
Goodwill	606,483	619,932
Other assets	26,446	30,417

Total assets	$932,160	$954,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,394	$18,042
Accrued liabilities	12,446	11,557
Accrued compensation-related costs	60,631	84,813
Income tax payable	1,595	7,129
Other current liabilities	32,311	35,754

Total current liabilities	119,377	157,295
Non-current liabilities:
Deferred income tax liabilities	76,968	67,623
Other non-current liabilities	32,200	35,606
Bank debt non-current	128,064	134,183

Total non-current liabilities	237,232	237,412

Total liabilities	356,609	394,707

Stockholders’ equity:
Common stock	63	62
Additional paid-in capital	592,176	582,363
Treasury stock	(232,262)	(216,500)
Retained earnings	230,290	202,542
Accumulated other comprehensive loss	(14,716)	(8,724)

Total stockholders’ equity	575,551	559,743

Total liabilities and stockholders’ equity	$932,160	$954,450

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues before reimbursements	$189,707	$181,529	$376,964	$367,909
Reimbursements	23,385	23,071	50,901	43,312

Total revenues	213,092	204,600	427,865	411,221
Cost of services before reimbursable expenses	125,363	122,243	251,727	246,203
Reimbursable expenses	23,385	23,071	50,901	43,312

Total costs of services	148,748	145,314	302,628	289,515
General and administrative expenses	32,577	35,848	65,060	71,405
Depreciation expense	4,100	3,740	7,830	7,256
Amortization expense	1,713	1,650	3,411	3,375
Other operating costs (benefit):
Contingent acquisition liability adjustment, net	—	620	—	620
Office consolidation	290	—	498	—
Gain on disposition of assets	—	—	(1,715)	—

Operating income	25,664	17,428	50,153	39,050
Interest expense	1,172	1,426	2,397	2,889
Interest income	(112)	(181)	(275)	(419)
Other (income) expense, net	6	(144)	(142)	(39)

Income before income tax expense	24,598	16,327	48,173	36,619
Income tax expense	10,648	6,771	20,425	15,421

Net income	$13,950	$9,556	$27,748	$21,198

Basic net income per share	$0.28	$0.19	$0.55	$0.42
Shares used in computing net income per basic share	50,041	51,112	50,168	51,072
Diluted net income per share	$0.27	$0.18	$0.54	$0.41
Shares used in computing net income per diluted share	51,022	51,685	51,191	51,741
Net income	$13,950	$9,556	$27,748	$21,198
Other comprehensive (loss) income, net of tax:
Unrealized net gain (loss) on foreign currency translation	(744)	(2,560)	(6,085)	712
Unrealized net gain (loss) on interest rate derivatives	45	(140)	35	(221)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	30	128	58	282

Other comprehensive (loss) income, net of tax	(669)	(2,572)	(5,992)	773

Total comprehensive income, net of tax	$13,281	$6,984	$21,756	$21,971

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2012	62,104	(11,587)	$62	$582,363	$(216,500)	$(8,724)	$202,542	$559,743
Comprehensive income (loss)	—	—	—	—	—	(5,992)	27,748	21,756
Issuances of common stock	184	—	1	2,144	—	—	—	2,145
Tax benefits (deficits) on stock options exercised and restricted stock units vested	—	—	—	(565)	—	—	—	(565)
Vesting of restricted stock and restricted stock units net of forfeitures and tax withholdings	362	(86)	—	(59)	(1,583)	—	—	(1,642)
Share-based compensation expense	29	(29)	—	5,953	(534)	—	—	5,419
Additional paid-in capital recorded through compensation-related costs	—	—	—	2,340	—	—	—	2,340
Repurchases of common stock	—	(1,093)	—	—	(13,645)	—	—	(13,645)

Balance at June 30, 2013	62,679	(12,795)	$63	$592,176	$(232,262)	$(14,716)	$230,290	$575,551

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$27,748	$21,198
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	7,830	7,256
Accelerated depreciation — office consolidation	498	—
Amortization expense	3,411	3,375
Share-based compensation expense	5,419	4,939
Accretion of interest expense	453	274
Deferred income taxes	11,973	11,484
Allowance for doubtful accounts receivable	1,227	3,053
Contingent acquisition liability adjustment, net	—	620
Gain on disposition of assets	(1,715)	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable, net	(16,264)	(29,134)
Prepaid expenses and other assets	7,276	(5,196)
Accounts payable	(5,559)	449
Accrued liabilities	87	2,121
Accrued compensation-related costs	(21,428)	(37,544)
Income taxes payable	(5,412)	(2,852)
Other liabilities	21	3,292

Net cash provided by (used in) operating activities	15,565	(16,665)
Cash flows from investing activities:
Purchases of property and equipment	(5,755)	(10,979)
Proceeds from disposition, net of selling costs	15,607	—
Payments of acquisition liabilities	(348)	(1,106)
Capitalized external use software	(2,001)	(911)
Other, net	—	(300)

Net cash provided by (used in) investing activities	7,503	(13,296)
Cash flows from financing activities:
Issuances of common stock	2,145	2,127
Repurchases of common stock	(13,645)	(7,260)
Payments of contingent acquisition liabilities	(3,287)	(2,801)
Repayments to banks	(204,444)	(140,028)
Borrowings from banks	199,338	176,028
Other, net	(1,452)	(1,039)

Net cash provided by (used in) financing activities	(21,345)	27,027

Effect of exchange rate changes on cash and cash equivalents	(187)	(35)

Net increase (decrease) in cash and cash equivalents	1,536	(2,969)
Cash and cash equivalents at beginning of the period	1,052	2,969

Cash and cash equivalents at end of the period	$2,588	$0

Supplemental Consolidated Cash Flow Information

	For the six months ended June 30,
	2013	2012
Interest paid	$1,554	$2,076
Income taxes paid, net of refunds	$13,133	$10,697

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the issues driving these transformations. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy, which were realigned during the second quarter of 2012.

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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2013.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC (2012 10-K) on February 15, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. We have evaluated events and transactions occurring after the balance sheet date and prior to the date of this filing. The events that we believe to be material during this period are discussed in Note 13 — Subsequent Events.

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

2. ACQUISITIONS

2012 Acquisitions

On December 3, 2012, we acquired the assets of PFEC LLC (doing business as AFE Consulting) (AFE) to expand our economics consulting business. AFE provides expert and advisory services to clients with legal, business and other analytical challenges. This acquisition included 30 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $15.0 million in cash at closing, issued $2.5 million in common stock at closing, and have $2.5 million in deferred cash payments payable on each of the first and second anniversaries of closing. The common stock issued at closing has a two-year restriction on sale or transfer. We considered the transfer restrictions on the common stock and estimated the fair value of the stock to be $2.2 million. AFE can also earn up to $10.0 million in one additional payment based on the business achieving certain performance targets over the four calendar years following the year of closing. The additional payment is due on the fourth anniversary of closing. We estimated the fair value of the contingent consideration on the date of closing to be $4.4 million. The common stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities at net present value. As part of the purchase price allocation, we recorded $3.1 million in identifiable intangible assets and $23.4 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

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

On August 24, 2012, we acquired the assets of Empath Consulting, Inc. to expand our healthcare advisory services. Empath provides hospital work flow management and process control systems. This acquisition included eight professionals and has been integrated into our Healthcare segment. We paid $0.7 million in cash at closing and have a $0.8 million deferred cash payment payable on the first anniversary of closing. Empath can earn up to $4.5 million in additional payments based on the business achieving certain performance targets over the 46 month period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $3.2 million. The deferred payments were recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.7 million in other assets, $0.1 million in identifiable intangible assets and $3.9 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On July 2, 2012, we acquired the assets of Pike Research, LLC to expand our energy advisory services. Pike Research is a market intelligence firm that provides in-depth analysis of global clean energy and smart technology markets. This acquisition included 33 professionals and has been integrated into our Energy segment. We paid $1.9 million in cash at closing and $0.7 million was subsequently paid on July 2, 2013. Pike Research can earn up to $4.0 million of additional payments based on the business achieving certain performance targets over the three-year period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.5 million. The deferred payments were recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.4 million in current assets, $0.7 million in liabilities, $0.1 million in identifiable intangible assets and $5.3 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, in November 2012, we acquired one small business, for a purchase price of $4.2 million, of which $2.6 million was paid in cash at closing. The acquired business was integrated into our Disputes, Investigations & Economics segment.

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

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Total revenues	$213,092	$215,603	$427,865	$433,227
Net income	$13,950	$10,392	$27,748	$22,863
Basic net income per share	$0.28	$0.20	$0.55	$0.45
Diluted net income per share	$0.27	$0.20	$0.54	$0.44

3. DISPOSITION

On January 31, 2013, we sold a portion of our economics business within our Disputes, Investigations & Economics segment. This disposition facilitated the early transition of four experts whose departures were originally anticipated in the current quarter. The transaction also included the transition of certain engagements and approximately 40 other employees to the purchaser. We received $15.6 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $1.7 million gain in other operating benefit, which reflected a reduction of $7.4 million in goodwill and $6.5 million in working capital.

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

•

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and restructuring consulting to clients in a broad variety of industries.

•

The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing, and technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

•

The Energy segment provides management advisory services to existing and prospective owners of energy supply and delivery assets which allow them to evaluate, plan, develop, and enhance the value of their investments within evolving market and regulatory structures. In addition, the segment provides energy efficiency and energy related market research services. Clients include utilities, independent power producers, financial entities, law firms, regulators, and energy equipment providers.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues before reimbursements:
Disputes, Investigations & Economics	$76,352	$81,350	$153,327	$172,569
Financial, Risk & Compliance	42,738	42,800	84,502	80,030
Healthcare	46,814	36,022	90,397	72,564
Energy	23,803	21,357	48,738	42,746

Total revenues before reimbursements	$189,707	$181,529	$376,964	$367,909

Total revenues:
Disputes, Investigations & Economics	$82,828	$86,894	$166,286	$183,983
Financial, Risk & Compliance	50,376	52,847	102,979	96,675
Healthcare	52,383	40,839	101,574	81,765
Energy	27,505	24,020	57,026	48,798

Total revenues	$213,092	$204,600	$427,865	$411,221

Segment operating profit:
Disputes, Investigations & Economics	$25,393	$27,995	$51,210	$62,163
Financial, Risk & Compliance	16,440	15,402	31,435	29,157
Healthcare	18,110	11,463	33,914	22,933
Energy	8,075	7,475	16,871	14,729

Total segment operating profit	68,018	62,335	133,430	128,982
Segment reconciliation to income before income tax expense:
Unallocated:
General and administrative expenses	32,577	35,848	65,060	71,405
Depreciation expense	4,100	3,740	7,830	7,256
Amortization expense	1,713	1,650	3,411	3,375
Other operating costs (benefit), net	290	620	(1,217)	620
Long-term compensation expense attributable to consultants (including share-based compensation expense)	3,674	3,049	8,193	7,276

Operating income	25,664	17,428	50,153	39,050
Interest and other expense, net	1,066	1,101	1,980	2,431

Income before income tax expense	$24,598	$16,327	$48,173	$36,619

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Disputes, Investigations & Economics	$454,101	$476,640
Financial, Risk & Compliance	102,020	99,269
Healthcare	179,343	175,430
Energy	103,678	102,487
Unallocated assets	93,018	100,624

Total assets	$932,160	$954,450

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	June 30, 2013	December 31, 2012
Goodwill	$611,908	$625,357
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	$606,483	$619,932

On January 1, 2012, we adopted the principles prescribed in FASB ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASC Topic 350) which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment, including an annual goodwill impairment test.

In June 2012, we realigned our segments. As a result of the realignment of our segments, the composition of our reporting units changed. Our four reporting units are the same as our operating segments. In connection with the segment realignment, we re-assigned our goodwill balances using the relative fair value approach. The changes made to the January 1, 2012 goodwill balances of our reporting units, including as a result of the realignment, can be found in our 2012 10-K. Changes made to our goodwill balances during the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy	Total Company
Goodwill, net as of January 1, 2012	$326,458	$56,962	$115,527	$71,333	$570,280
Adjustments	(71)	(17)	(6)	—	(94)
Foreign currency	669	12	—	5	686

Goodwill, net as of June 30, 2012	$327,056	$56,957	$115,521	$71,338	$570,872

Goodwill, net as of January 1, 2013	$357,091	$56,982	$129,231	$76,628	$619,932
Adjustments	(78)	11	(34)	—	(101)
Disposition	(7,350)	—	—	—	(7,350)
Foreign currency	(5,757)	(168)	—	(73)	(5,998)

Goodwill, net as of June 30, 2013	$343,906	$56,825	$129,197	$76,555	$606,483

We performed our annual goodwill impairment test as of May 31, 2013. The key assumptions used in our annual impairment test included: internal projections completed during our most recent quarterly forecasting process; profit margin improvement generally consistent with our longer-term historical performance; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; company specific risk considerations; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth. Based on our assumptions, the estimated fair value of each reporting unit as of May 31, 2013 exceeded its net asset carrying value. Accordingly, there was no indication of impairment of our goodwill.

Based on our fair value assumptions, the excess of estimated fair value over net asset carrying value of each of our reporting units approximated 7% for Disputes, Investigations & Economics, 54% for Financial, Risk & Compliance, 34% for Healthcare and 39% for Energy. If the estimated fair value of our Disputes, Investigations & Economics reporting unit decreases there is risk that in future periods the second step of the goodwill impairment test will be required, and an impairment could result. Our assumptions for this reporting unit include conservative growth assumptions for newly acquired businesses and future investments. Our results are dependent on the success of these businesses and investments and their future growth at the anticipated levels.

There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units.

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

Intangible assets consisted of (in thousands):

	June 30, 2013	December 31, 2012
Intangible assets:
Customer lists and relationships	$76,644	$78,462
Non-compete agreements	21,755	22,236
Other	24,032	24,570

Intangible assets, at cost	122,431	125,268
Less: accumulated amortization	(109,925)	(109,145)

Intangible assets, net	$12,506	$16,123

Our intangible assets have estimated remaining useful lives ranging up to seven years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At June 30, 2013, our intangible assets consisted of the following (amounts in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.3	$9,476
Non-compete agreements, net	4.1	1,372
Other intangible assets, net	2.3	1,658

Total intangible assets, net	3.2	$12,506

Total amortization expense was $3.4 million for the six months ended June 30, 2013 and 2012. Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2013 and in future years related to intangible assets at June 30, 2013 (in thousands):

Year Ending December 31,	Amount
2013 (July — December)	$3,109
2014	4,527
2015	2,642
2016	1,254
2017	585
Thereafter	389

Total	$12,506

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

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic shares	50,041	51,112	50,168	51,072
Employee stock options	97	94	79	158
Restricted stock and restricted stock units	817	479	813	511
Contingently issuable shares	67	—	131	—

Diluted shares	51,022	51,685	51,191	51,741

Antidilutive shares[1]	461	446	526	354

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

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Cost of services before reimbursable expenses	$1,555	$1,461	$2,870	$2,859
General and administrative expenses	1,319	1,147	2,549	2,080

Total share-based compensation expense	$2,874	$2,608	$5,419	$4,939

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Amortization of restricted stock and restricted stock unit awards	$2,638	$2,240	$4,803	$4,213
Amortization of stock option awards	185	316	477	577
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	51	52	139	149

Total share-based compensation expense	$2,874	$2,608	$5,419	$4,939

At June 30, 2013, we had $16.3 million of total compensation costs related to unvested stock-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the six months ended June 30, 2013 we granted an aggregate of 1,142,256 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $13.1 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	June 30, 2013	December 31, 2012
Billed amounts	$152,619	$159,399
Engagements in process	64,551	54,685
Allowance for uncollectible accounts	(13,061)	(15,375)

Accounts receivable, net	$204,109	$198,709

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

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Notes receivable — current	$5,106	$7,701
Other prepaid expenses and other current assets	18,357	17,353

Prepaid expenses and other current assets	$23,463	$25,054

Other assets

The components of other assets were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Notes receivable — non-current	$11,126	$13,916
Prepaid expenses and other non-current assets	15,320	16,501

Other assets	$26,446	$30,417

Notes receivable represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level consultants. During the six months ended June 30, 2013, no such loans were issued, and during the six months ended June 30, 2012, we issued unsecured employee loans aggregating $5.4 million. The principal amount and accrued interest on these loans is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to six years. During the six months ended June 30, 2013 and 2012, we granted $3.8 million and $2.7 million, respectively, of sign-on and retention bonuses. At June 30, 2013, we had a balance of $16.0 million in unamortized sign-on and retention bonuses included in prepaid expenses and other assets.

Prepaid expenses and other assets also include investments in capitalized external use software which is marketed or sold to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the six months ended June 30, 2013 and 2012, we made investments of $2.0 million and $0.9 million, respectively, in capitalized external use software and recorded amortization of $0.2 million and $0.1 million for the same periods. At June 30, 2013, we had a balance of $4.8 million, net of accumulated amortization, included in prepaid expenses and other assets.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	June 30,	December 31,
	2013	2012
Furniture, fixtures and equipment	$62,058	$63,497
Software	40,903	39,608
Leasehold improvements	37,521	40,052

Property and equipment, at cost	140,482	143,157
Less: accumulated depreciation and amortization	(98,246)	(97,815)

Property and equipment, net	$42,236	$45,342

During the six months ended June 30, 2013, we invested $5.3 million in our technology infrastructure and software. Additionally, we disposed of $7.7 million in fully depreciated assets. Accelerated depreciation in the amount of $0.5 million was recorded in relation to the consolidation of two of our offices (see Note 12 — Other Operating Costs (Benefit)). We also made a cash payment of $1.6 million relating to additions accrued in prior years and accrued $1.2 million in net liabilities relating to additions made this year.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Deferred acquisition liabilities	$7,233	$10,863
Deferred revenue	18,014	17,366
Deferred rent — short term	1,642	2,995
Commitments on abandoned real estate	461	748
Other current liabilities	4,961	3,782

Total other current liabilities	$32,311	$35,754

The deferred acquisition liabilities at June 30, 2013 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the six months ended June 30, 2013, we made cash payments of $3.6 million in connection with deferred definitive and contingent acquisition liabilities relating to prior period acquisitions.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Deferred acquisition liabilities	$15,067	$14,783
Deferred rent — long term	10,716	11,034
Commitments on abandoned real estate	395	487
Interest rate swap liability (Note 9)	355	515
Other non-current liabilities	5,667	8,787

Total other non-current liabilities	$32,200	$35,606

The deferred acquisition liabilities at June 30, 2013 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively.

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

9. DERIVATIVES AND HEDGING ACTIVITY

During the six months ended June 30, 2013, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive (loss) income and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the six months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, we recorded $0.1 million and $0.5 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives. In May 2012, $90.0 million in notional amount interest rate derivatives matured.

At June 30, 2013, we had a $0.4 million net liability related to the interest rate derivatives.

10. BANK DEBT

Our credit agreement provides a five-year, $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility matures on May 27, 2016, at which time any outstanding borrowings will be payable in full. Borrowings and repayments may be made in multiple currencies including U.S. Dollars, Canadian Dollars, United Kingdom Pound Sterling and Euro.

At June 30, 2013, we had aggregate borrowings outstanding of $128.1 million, compared to $134.2 million at December 31, 2012. Based on our financial covenants at June 30, 2013, approximately $270.0 million in additional borrowings were available to us under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At June 30, 2013, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 9 — Derivatives and Hedging Activity) was 2.4% and 2.6% for the three months ended June 30, 2013 and 2012, respectively, and 2.5% and 2.9% for the six months ended June 30, 2013 and 2012, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2013, under the definitions in the credit agreement, our consolidated leverage ratio was 1.2 and our consolidated interest coverage ratio was 4.8. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at June 30, 2013; however, there can be no assurances that we will remain in compliance in the future.

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

Our interest rate derivatives (see Note 9 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2013, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the six months ended June 30, 2013, we settled $3.3 million of the liability and recorded $0.3 million of imputed interest.

At June 30, 2013, the carrying value of our bank debt approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2013 based upon the short-term nature of the assets and liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2013
Interest rate derivatives, net	$—	$355	$—	$355
Deferred contingent acquisition liabilities	$—	$—	$10,393	$10,393
At December 31, 2012
Interest rate derivatives, net	$—	$515	$—	$515
Deferred contingent acquisition liabilities	$—	$—	$13,384	$13,384

12. OTHER OPERATING COSTS (BENEFIT)

Office consolidation

During the six months ended June 30, 2013 we consolidated two office spaces and recorded an additional $0.5 million of depreciation expense as we accelerated the useful life for the leasehold improvements related to those offices. We have no additional obligations for these office closures.

Gain on disposition of assets

During the six months ended June 30, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment (see Note 3 — Disposition).

Contingent acquisition liability adjustment

During the three months ended June 30, 2012, we recorded $0.6 million of expense relating to net adjustments to our contingent acquisition liabilities. Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 11 — Fair Value).

13. SUBSEQUENT EVENTS

On July 1, 2013, we acquired one small business for an aggregate purchase price of approximately $8.0 million of which $3.0 million was paid in cash at closing. The acquired business will be integrated into our Disputes, Investigations & Economics segment.

On July 8, 2013, we completed the sale of the United Kingdom portion of our financial services advisory business within the Financial, Risk & Compliance segment. The transaction included the transition of 45 professionals, certain engagements, assets and working capital to the purchaser. The sale will result in a loss on sale of approximately $3.5 million which will be recorded in the third quarter of 2013.

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

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). From time to time, we may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. These performance-based and referral revenues may cause unusual variations in our quarterly revenues and results of operations. Revenue is also earned on a per unit or subscription basis. Regardless of the terms of our fee arrangements, our ability to earn those fees is reliant on deploying consultants with the experience and expertise to deliver services.

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

While hiring and retention of personnel are key to driving revenues, FTE levels and related consultant compensation in excess of demand drive additional costs that can negatively impact margin. From time to time, we hire independent contractors to supplement our consultants on certain engagements, which allows us to adjust staffing in response to changes in demand for our services, and manage our costs accordingly.

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

Acquisitions

We did not acquire any businesses during the six months ended June 30, 2013. During the full year ended December 31, 2012 we acquired the assets of several businesses. Additional information regarding the purchase price, purchase price allocation and other details of the businesses acquired in 2012 can be found in Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact these acquisitions may have had on our results from operations or segment results for the periods presented have been included in our discussions below.

Disposition

On January 31, 2013, we sold a portion of our economics business within our Disputes, Investigations & Economics segment. This disposition facilitated the early transition of four experts whose departures were anticipated in the current quarter. The transaction also included the transition of certain engagements and approximately 40 other employees to the purchaser. We received $15.6 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $1.7 million gain in other operating benefit, which reflected a reduction of $7.4 million in goodwill and $6.5 million relating to working capital.

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

•

Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

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

All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Results for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

	For the three months ended June 30,		2013 over 2012 Increase (Decrease)	For the six months ended June 30,		2013 over 2012 Increase (Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Key operating metrics:
Average FTE
-Consulting	1,549	1,550	(0.1)	1,562	1,560	0.1
-Technology, Data & Process	413	342	20.8	410	334	22.8
-Non-billable	534	532	0.4	537	528	1.7
Period end FTE
-Consulting	1,533	1,522	0.7	1,533	1,522	0.7
-Technology, Data & Process	471	351	34.2	471	351	34.2
-Non-billable	538	542	(0.7)	538	542	(0.7)
Average bill rate	$278	$281	(1.1)	$277	$285	(2.8)
Utilization	75%	73%	2.7	76%	75%	1.3

Overview. During the three months ended June 30, 2013 compared to the corresponding period in 2012, we reported a $4.4 million, or 46.0%, increase in net income.

•

Revenues before reimbursements (RBR) increased 4.5% for the period as increases within our Healthcare and Energy segments were partially offset by lower RBR from our Disputes, Investigations & Economics segment. RBR for the Financial, Risk & Compliance segment remained consistent (see segment results below for further detail).

•

Cost of services increased mainly due to higher wages as a result of higher FTE levels, higher information technology related costs and higher performance-based incentive compensation expense partially offset by lower medical benefits expenses.

•

General and administrative expenses decreased partially due to lower bad debt expense and lower legal, information technology and facilities expenses, offset by higher performance-based incentive compensation expense.

During the six months ended June 30, 2013 compared to the corresponding period in 2012, we reported a $6.6 million, or 30.9%, increase in net income.

•

During the six months ended June 30, 2013, we recorded a $1.7 million gain on disposition of assets relating to the sale of a portion of our Disputes, Investigations & Economics segment (see Note 3 — Disposition to the notes to our unaudited consolidated financial statements for further information on the sale).

•

RBR increased 2.5% for the period as increases within our Healthcare, Energy and Financial, Risk & Compliance segments were partially offset by lower RBR from our Disputes, Investigations & Economics segment (see segment results below for further detail).

•

Cost of services increased mainly due to higher wages as a result of higher FTE levels, higher information technology related costs and performance-based incentive compensation expense partially offset by lower medical benefits expense and lower training costs.

•

General and administrative expenses decreased partially due to lower bad debt expense and lower legal, information technology and facilities expenses, offset by higher performance-based incentive compensation expense.

Revenues before Reimbursements. For the three months ended June 30, 2013, RBR increased 4.5% compared to the corresponding period in 2012. Including the impact of our acquisitions on a pro forma basis, RBR decreased 0.9% for the three months ended June 30, 2013 compared to the corresponding period in 2012. Our Healthcare segment’s RBR increased 30.0% both organically and through acquisitions for the three months ended June 30, 2013 over the corresponding period in 2012 (see segment results below for further detail). For the same period, our Energy segment’s RBR grew 11.5% mainly due to growth in energy efficiency service offerings and the acquisition of Pike Research in July 2012. In addition, our Financial, Risk & Compliance segment’s RBR for the three months ended June 30, 2013 was consistent with the corresponding period in 2012 due to increased activity on regulatory compliance, including anti-money laundering engagements offset by lower performance-based fees in the restructuring area and lower revenues related to a portion of our financial services business based in the United Kingdom, which was subsequently sold early in the third quarter of 2013 (see Note 13 — Subsequent Events to the notes to our unaudited consolidated financial statements). Our Disputes, Investigations & Economics segment’s RBR decreased 6.1% mainly due to the January 2013 sale of a portion of our economics business (see Note 3 — Disposition to the notes to our unaudited consolidated financial statements) offset by RBR contributions from the December 2012 acquisition of AFE (see Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements).

RBR included performance-based fees of $1.1 million for the three months ended June 30, 2013, compared to $4.8 million in the corresponding period in 2012. The decrease was primarily associated with lower activity within our restructuring business in our Financial, Risk & Compliance segment.

Utilization levels for the three months ended June 30, 2013 and 2012 were 75% and 73%, respectively. Average bill rate decreased 1.1% to $278. Average FTE — Consulting was relatively consistent with the corresponding period in 2012 and average FTE — Technology, Data & Process increased 20.8% to support technology related engagements including: technology solutions and financial services engagements within our Disputes, Investigations & Economics segment; technology solutions engagements within our Healthcare segment; and finally our acquisition of Pike Research in July 2012 within our Energy segment added additional headcount in this area. These additions were offset by a decrease in claims and billing engagements within our Disputes, Investigations & Economics segment due to a decrease in demand.

For the six months ended June 30, 2013, RBR increased 2.5% compared to the corresponding period in 2012. Including the impact of our acquisitions on a pro forma basis, RBR decreased 2.8% for the six months ended June 30, 2013 compared to the corresponding period in 2012. Our Healthcare segment’s RBR increased 24.6% both organically and through acquisitions for the six months ended June 30, 2013 over the corresponding period in 2012. For the same period, our Energy segment’s RBR grew 14.0% mainly due to growth in energy efficiency service offerings and the acquisition of Pike Research in July 2012. In addition, our Financial, Risk & Compliance segment’s RBR increased 5.6% reflecting increased activity on regulatory compliance, including anti-money laundering engagements as well as large mortgage servicing review engagements which ramped up during 2012. In addition, lower activity within our restructuring business in this segment partially offset the increase as the economic environment continued to improve. Our Disputes, Investigations & Economics segment’s RBR decreased 11.2% mainly due to the January 2013 sale of a portion of our economics business partially offset by RBR contributions from the December 2012 acquisition of AFE.

RBR included performance-based fees for the six months ended June 30, 2013 and 2012 of $2.1 million and $6.7 million, respectively. The decrease was primarily associated with our restructuring business in our Financial, Risk & Compliance segment.

Utilization levels for the six months ended June 30, 2013 were 76% compared to 75% in the corresponding period in 2012. Average bill rate decreased 2.8% to $277. Average FTE — Consulting for the six months ended June 30, 2013 was consistent with the corresponding period in 2012 while average FTE — Technology, Data & Process increased 22.8% to support technology related engagements including: technology solutions and financial services engagements within our Disputes, Investigations & Economics segment; technology solutions engagements within our Healthcare segment; and finally our acquisition of Pike Research in July 2012 within our Energy segment added additional headcount. These additions were offset by a decrease in claims and billing engagements within our Disputes, Investigations & Economics segment due to a decrease in demand.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 2.6% for the three months ended June 30, 2013 compared to the corresponding period in 2012. The increase in cost of services was mainly due to higher wages associated with the increase in FTE levels and higher performance-based incentive compensation, severance and information technology expenses partially offset by lower practice development expenses and benefit expenses attributable to lower medical claims. Severance expense relating to client service FTE’s for the three months ended June 30, 2013 and 2012 was $2.1 million and $0.9 million, respectively.

Cost of services before reimbursable expenses increased 2.2% for the six months ended June 30, 2013 compared to the corresponding period in 2012. The increase in cost of services was mainly due to higher wages associated with the increase in FTE levels and higher severance and information technology expenses partially offset by lower performance-based incentive compensation, practice development expenses and benefit expenses attributable to lower medical claims. Severance expense relating to client service FTE’s for the six months ended June 30, 2013 and 2012 was $3.4 million and $1.6 million, respectively.

General and Administrative Expenses. General and administrative expenses decreased 9.1% and 8.9% for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The decrease was driven by lower facilities expense, legal fees, bad debt expense, benefit expenses and information technology costs partially offset by higher performance-based incentive compensation and stock-based compensation expense due to new hires and 2012 grants. Bad debt expense was $1.0 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively.

General and administrative expenses were 17.2% and 19.7% of RBR for the three months ended June 30, 2013 and 2012, respectively, and 17.3% and 19.4% of RBR for the six months ended June 30, 2013 and 2012, respectively. Cost management and lower bad debt expense as discussed above contributed to the improvement. The decrease in bad debt expense was a result of collections of previously reserved accounts receivable balances. Improved collections are reflected in our days sales outstanding (DSO) which improved to 79 days at June 30, 2013 compared to 84 days at June 30, 2012.

Depreciation Expense. The increase in depreciation expense of 9.6% and 7.9% for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012 was primarily due to technology infrastructure spending.

Amortization Expense. Amortization expense increased 3.8% and 1.1% for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The increase was due mainly to amortization relating to recent acquisitions partially offset by reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term.

Other Operating Costs — Office consolidation. During the three and six months ended June 30, 2013, we recorded $0.3 million and $0.5 million, respectively, for additional depreciation expense relating to the consolidation of two office spaces.

Other Operating Costs — Gain on disposition of assets. During the six months ended June 30, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment. The gain reflected proceeds of $15.6 million in cash, net of selling expenses and net of $6.5 million of working capital and $7.4 million of goodwill.

Other Operating Costs — Contingent acquisition liability adjustment. During the six months ended June 30, 2012, we recorded a $0.6 million expense relating to a fair value adjustment to our deferred contingent acquisition liabilities. The acquired businesses exceeded their original performance expectations.

Interest Expense. Interest expense decreased 17.8% and 17.0% for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012. This decrease was due to lower average borrowings and average borrowing rates for the three and six months ended June 30, 2013 compared to the corresponding periods in 2012. Our average borrowing rates under our credit facility, including the impact of our interest rate derivatives (see Note 9 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), were 2.4% and 2.6% for the three months ended June 30, 2013 and 2012, respectively, and 2.5% and 2.9% for the six months ended June 30, 2013 and 2012, respectively. See Note 10 — Bank Debt to the notes to our unaudited consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various permanent book to tax differences. Our effective income tax rate was 43.3% and 41.5% for the three months ended June 30, 2013 and 2012, respectively. The increase in rates between periods is mainly a result of higher losses in foreign jurisdictions that have lower income tax rates.

Our effective income tax rate for the six months ended June 30, 2013 and 2012 was 42.4% and 42.1%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign and state jurisdictions and the relative amount of income we earn in jurisdictions, which we anticipate will be fairly consistent during the year. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year.

The increase in rates between periods is mainly the result of certain foreign net operating losses (NOL) for which we believe it is more likely than not that we will not realize the benefit. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets relating to these foreign NOLs.

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

Disputes, Investigations & Economics
			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Revenues before reimbursements (in 000’s)	$76,352	$81,350	(6.1)	$153,327	$172,569	(11.2)
Total revenues (in 000’s)	$82,828	$86,894	(4.7)	$166,286	$183,983	(9.6)
Segment operating profit (in 000’s)	$25,393	$27,995	(9.3)	$51,210	$62,163	(17.6)
Key segment operating metrics:
Segment operating profit margin	33.3%	34.4%	(3.2)	33.4%	36.0%	(7.2)
Average FTE — Consulting	543	617	(12.0)	556	625	(11.0)
Average FTE — Technology, Data & Process	190	177	7.3	191	169	13.0
Average utilization rates based on 1,850 hours	73%	69%	5.8	74%	73%	1.4
Average bill rate	$349	$340	2.6	$347	$340	2.1

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

RBR for this segment decreased 6.1% for the three months ended June 30, 2013 compared to the corresponding period in 2012. The decrease was partially driven by the January 2013 sale of a portion of the segment (see Note 3 — Disposition to the notes to our unaudited consolidated financial statements for further information on the sale). In addition, lower demand for our general litigation and forensic accounting services and a general decline in our international businesses within this segment contributed to the decrease in RBR. The decrease was partially offset by new business from the December 2012 acquisition of AFE and increased activity in healthcare disputes, international arbitration and financial services litigation engagements. Average FTE — Consulting decreased 12.0% for the three months ended June 30, 2013 compared to the corresponding period in 2012, mainly due to attrition. For the same period average FTE — Technology, Data & Process increased 7.3% due to the increased staffing associated with this business. Average bill rate increased 2.6% for the three months ended June 30, 2013 compared to the corresponding period in 2012. Utilization increased 5.8% for the same period as a result of changing consultant and market mix. For the three months ended June 30, 2013, segment operating profit decreased $2.6 million and segment operating profit margins decreased 1.1 percentage points compared to the corresponding period in 2012. Margins for the three months ended June 30, 2013 declined partially due to higher severance costs which were $1.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively. Our Technology, Data & Process business also had lower margins due to lower contract rates for certain high volume customers, higher wages and incremental data storage costs. In addition, we have incurred certain costs relating to projects for which revenues may be recorded in future periods as contingencies are resolved.

RBR for this segment decreased 11.2% for the six months ended June 30, 2013 compared to the corresponding period in 2012. The decrease was partially driven by the January 2013 sale of a portion of the segment (see Note 3 — Disposition to the notes to our unaudited consolidated financial statements for further information on the sale). In addition, lower demand for our general litigation, forensic accounting services and a general decline in our international businesses within this segment contributed to the decrease in RBR. The decrease was partially offset by new business from the December 2012 acquisition of AFE, and increased activity in healthcare disputes and financial services litigation engagements. Average FTE — Consulting decreased 11.0% for the six months ended June 30, 2013 compared to the corresponding period in 2012, mainly due to attrition. For the same period average FTE — Technology, Data & Process increased 13.0% due to the increased staffing associated with technology-related services. Average bill rate increased 2.1% and utilization increased 1.4% for the six months ended June 30, 2013 compared to the corresponding period in 2012. For the six months ended June 30, 2013, segment operating profit decreased $11.0 million and segment operating profit margins decreased 2.6 percentage points compared to the corresponding period in 2012. The decline in margins was partially due to higher severance costs which were $2.2 million and $0.9 million, for the six months ended June 30, 2013 and 2012, respectively. Our Technology, Data & Process business also had lower margins due to lower contract rates for certain high volume customers, higher wages and incremental data storage costs. In addition, we have incurred certain costs relating to projects for which revenues may be recorded in future periods as contingencies are resolved.

Financial, Risk & Compliance
			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Revenues before reimbursements (in 000’s)	$42,738	$42,800	(0.1)	$84,502	$80,030	5.6
Total revenues (in 000’s)	$50,376	$52,847	(4.7)	$102,979	$96,675	6.5
Segment operating profit (in 000’s)	$16,440	$15,402	6.7	$31,435	$29,157	7.8
Key segment operating metrics:
Segment operating profit margin	38.5%	36.0%	6.9	37.2%	36.4%	2.2
Average FTE — Consulting	261	276	(5.4)	263	274	(4.0)
Average utilization rates based on 1,850 hours	77%	70%	10.0	76%	72%	5.6
Average bill rate	$278	$299	(7.0)	$277	$303	(8.6)

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and restructuring consulting to clients in a broad variety of industries.

RBR for this segment was consistent for the three months ended June 30, 2013 compared to the corresponding period in 2012. RBR reflected increased activity on regulatory compliance, including anti-money laundering engagements partially offset by lower RBR for restructuring-related services. This segment had $0.3 million of performance-based fees for the three months ended June 30, 2013 compared to $3.9 million for the corresponding period in 2012, mainly related to lower demand for restructuring-related services. In addition, the financial services business based in the United Kingdom continued to decline, and this business was subsequently sold on July 8, 2013 (see Note 13 — Subsequent Events to the notes to our unaudited consolidated financial statements). Average FTE — Consulting decreased 5.4% for the three months ended June 30, 2013 compared to the corresponding period in 2012. This was mainly due to attrition within restructuring and our United Kingdom-based financial services business offset by higher FTE’s relating to mortgage servicing review engagements which are expected to wind down in the second half of 2013. Average bill rate decreased 7.0% for the three months ended June 30, 2013 compared to the corresponding period in 2012, mainly due to project mix and leverage. Utilization increased 10.0% for the three months ended June 30, 2013 compared to the corresponding period in 2012 which reflected the recent activity on regulatory compliance, including anti-money laundering engagements, and activity relating to the final wind-down of the mortgage servicing review engagements offset by lower restructuring-related demand. Segment operating profit increased $1.0 million and segment operating profit margins increased 2.5 percentage points mainly as a result of lower performance-based incentive compensation.

RBR for this segment increased 5.6% for the six months ended June 30, 2013 compared to the corresponding period in 2012. The increase in RBR is a result of reasons discussed above. Additional increases were due to mortgage servicing review work which ramped up in the second quarter of 2012 and is expected to wind down in the second half of 2013. This segment had $0.6 million of performance-based fees for the six months ended June 30, 2013 compared to $5.3 million for the corresponding period in 2012, mainly due to lower demand for restructuring-related services. Average FTE — Consulting decreased 4.0% for the six months ended June 30, 2013 compared to the corresponding period in 2012, mainly due to reasons discussed above. Average bill rate decreased 8.6% and utilization increased 5.6% for the six months ended June 30, 2013 compared to the corresponding period in 2012, also discussed above. Segment operating profit increased $2.3 million and segment operating profit margins increased 0.8 percentage points mainly as a result of lower performance-based incentive compensation offset by an increase in retention and sign-on bonus costs mainly relating to the 2012 revenue growth.

Healthcare
			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Revenues before reimbursements (in 000’s)	$46,814	$36,022	30.0	$90,397	$72,564	24.6
Total revenues (in 000’s)	$52,383	$40,839	28.3	$101,574	$81,765	24.2
Segment operating profit (in 000’s)	$18,110	$11,463	58.0	$33,914	$22,933	47.9
Key segment operating metrics:
Segment operating profit margin	38.7%	31.8%	21.7	37.5%	31.6%	18.7
Average FTE — Consulting	432	355	21.7	426	360	18.3
Average FTE — Technology, Data & Process	178	155	14.8	173	155	11.6
Average utilization rates based on 1,850 hours	77%	79%	(2.5)	79%	79%	—
Average bill rate	$256	$250	2.4	$253	$251	0.8

The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing and technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

RBR for this segment increased 30.0% for the three months ended June 30, 2013 compared to the corresponding period in 2012. Demand continues to be strong for our services in helping clients address ongoing changes in the U.S. healthcare landscape. In addition, strategy consulting demand was strong as payer clients seek assistance in implementing the Patient Protection and Affordable Care Act. The life sciences team also continues to perform well with the 2012 acquisition of Easton Associates. Finally, demand for performance improvement and revenue cycle services also increased. Reflecting the increase in Average FTE — Consulting in the period, utilization decreased 2.5% to 77% for the three months ended June 30, 2013. Average FTE — Consulting increased 21.7% for the three months ended June 30, 2013 compared to the corresponding period in 2012 mainly due to our acquisition of Easton Associates and to fill increased demand needs related to strategy consulting. Average bill rate increased 2.4% for the same period mainly due to consultant mix on our engagements (leverage). Including the impact of our acquisitions on a pro forma basis, RBR increased 18.9% for the three months ended June 30, 2013 compared to the corresponding period in 2012. For the three months ended June 30, 2013, segment operating profit increased $6.6 million, and segment operating profit margin increased 6.9 percentage points compared to the corresponding period in 2012 mainly due to high RBR growth and cost benefits of scaling the business.

RBR for this segment increased 24.6% for the six months ended June 30, 2013 compared to the corresponding period in 2012 for reasons discussed above. Utilization was consistent for the six months ended June 30, 2013 compared to the corresponding period in 2012. Average FTE — Consulting increased 18.3% for the six months ended June 30, 2013 compared to the corresponding period in 2012 and average bill rate increased 0.8% for the same period. Including the impact of our acquisitions on a pro forma basis, RBR increased 13.7% for the six months ended June 30, 2013 compared to the corresponding period in 2012. For the six months ended June 30, 2013, segment operating profit increased $11.0 million, and segment operating profit margin increased 5.9 percentage points compared to the corresponding period in 2012 due to high RBR growth and cost benefits of scaling the business.

Energy
			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Revenues before reimbursements (in 000’s)	$23,803	$21,357	11.5	$48,738	$42,746	14.0
Total revenues (in 000’s)	$27,505	$24,020	14.5	$57,026	$48,798	16.9
Segment operating profit (in 000’s)	$8,075	$7,475	8.0	$16,871	$14,729	14.5
Key segment operating metrics:
Segment operating profit margin	33.9%	35.0%	(3.1)	34.6%	34.5%	0.3
Average FTE — Consulting	313	302	3.6	317	301	5.3
Average FTE — Technology, Data & Process	45	10	350.0	46	10	360.0
Average utilization rates based on 1,850 hours	76%	76%	—	77%	76%	1.3
Average bill rate	$193	$192	0.5	$192	$193	(0.5)

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

RBR for this segment increased 11.5% for the three months ended June 30, 2013 compared to the corresponding period in 2012. The increase was partially driven by our acquisition of Pike Research in July 2012. Additionally, RBR increased due to demand for energy efficiency solutions from utility clients and research engagements. During the three months ended June 30, 2013 we received a notice from two New York state utility clients to stop work on certain Energy segment engagements. We do not expect the work stoppage on these clients to have a material impact on our total financial results of operations or the results within the segment. Utilization was consistent for the three months ended June 30, 2013 compared to the corresponding period in 2012. Average FTE — Consulting increased 3.6% for the three months ended June 30, 2013 compared to the corresponding period in 2012 while average FTE — Technology, Data & Process grew mainly due to the acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, RBR increased 6.8% for the three months ended June 30, 2013 compared to the corresponding period in 2012. For the three months ended June 30, 2013, segment operating profit increased $0.6 million, and segment operating profit margin decreased 1.1 percentage points compared to the corresponding period in 2012 mainly due to increased revenue at lower margins on research and benchmarking engagements. In addition margins were negatively impacted by severance expenses which were $0.5 million for the three months ended June 30, 2013 compared to no severance expenses for the corresponding period in 2012.

RBR for this segment increased 14.0% for the six months ended June 30, 2013 compared to the corresponding period in 2012. The increase is due to reasons described above. During the six months ended June 30, 2013 we received a notice from two New York state utility clients to stop work on certain Energy segment engagements. We do not expect the work stoppage on these clients to have a material impact on our total financial results of operations or the results within the segment. Utilization increased 1.3% for the six months ended June 30, 2013 compared to the corresponding period in 2012. Average FTE — Consulting increased 5.3% for the six months ended June 30, 2013 compared to the corresponding period in 2012 mainly due to new hires to support the energy efficiency demand while average FTE — Technology, Data & Process increased mainly due to the acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, RBR increased 9.3% for the six months ended June 30, 2013 compared to the corresponding period in 2012. For the six months ended June 30, 2013, segment operating profit increased $2.1 million, and segment operating profit margin increased 0.1 percentage points compared to the corresponding period in 2012. Margins improved partially due to an increase in utilization for the six months ended June 30, 2013 compared to the corresponding period in 2012, which was partially offset by severance expenses which were $1.0 million for the six months ended June 30, 2013 compared to no severance expenses for the corresponding period in 2012.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the six months ended June 30:

	2013	2012
Net cash provided by (used in) operating activities	$15,565	$(16,665)
Net cash provided by (used in) investing activities	$7,503	$(13,296)
Net cash provided by (used in) financing activities	$(21,345)	$27,027

Generally, our net cash provided by (used in) operating activities is used to fund our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ cash requirements are generally lower. During the six months ended June 30, 2013, we continued our share repurchase program initiated in the fourth quarter of 2011 and, received proceeds of $15.6 million, net of selling costs from the disposition of a portion of our Disputes, Investigations & Economics segment (see Note 3 — Disposition to the notes to our unaudited consolidated financial statements). Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenue. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 79 days at June 30, 2013, compared to 84 days at June 30, 2012.

Operating Activities

Net cash provided by operating activities was $15.6 million for the six months ended June 30, 2013 compared to cash used in operating activities of $16.7 million for the corresponding period in 2012. The increase in cash provided by operating activities was primarily due to lower incentive bonus payments for the 2012 performance year paid in 2013 compared to the incentive bonus payments for the 2011 performance year paid in 2012, higher net income, and increased accounts receivable collections.

Investing Activities

Net cash provided by investing activities was $7.5 million for the six months ended June 30, 2013 compared to cash used in investing activities of $13.3 million for the corresponding period in 2012. During the three months ended March 31, 2013, we disposed of a portion of our Disputes, Investigations & Economics segment and received net proceeds of $15.6 million. In addition, lower capital expenditures in 2013 primarily associated with reduced technology infrastructure spending and facility investment contributed to the increase in cash provided by investing activities.

Financing Activities

Net cash used in financing activities was $21.3 million for the six months ended June 30, 2013 compared to cash provided by financing activities of $27.0 million for the corresponding period in 2012. The decrease in cash provided by financing activities was primarily due to lower borrowings under our credit facility primarily associated with lower cash requirements for annual incentive bonus payments. In addition, during the six months ended June 30, 2013, we purchased 1,092,894 shares of our common stock in the open market for $13.6 million compared to 563,906 shares for $7.3 million during the six months ended June 30, 2012.

Debt, Commitments and Capital

For further information regarding our debt, see Note 10 — Bank Debt to the notes to our unaudited consolidated financial statements.

At June 30, 2013 we had total contractual obligations of $255.1 million. The following table shows the components of our significant commitments at June 30, 2013 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2013	2014 to 2015	2016 to 2017	Thereafter
Deferred acquisition liabilities	$22,300	$6,835	$9,907	$5,558	$—
Purchase agreements	4,695	—	4,695	—	—
Revolving credit facility	128,064	—	—	128,064	—
Lease commitments	100,037	12,535	38,502	24,855	24,145

Total contractual obligations	$255,096	$19,370	$53,104	$158,477	$24,145

.

We have obligations recorded in other current liabilities and other non-current liabilities of approximately $4.7 million (reflected in the table above) relating to costs associated with information technology purchases associated with our Technology, Data & Process businesses. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system which contain termination clauses allowing us to terminate the contracts for a penalty. Currently, we do not expect to terminate these contracts under which we expect to pay approximately $12.9 million over the next four years through 2017. These payments are not reflected in the table above.

At June 30, 2013, we had $22.3 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $10.4 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reach their maximum target, our maximum deferred acquisition liability would be $18.5 million at June 30, 2013.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock in open market or private transactions. During the six months ended June 30, 2013, we repurchased 1,092,894 shares for $13.6 million. Through June 30, 2013, we have repurchased an aggregate of 2,929,100 shares for approximately $35.1 million under this program.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In September 2011, the FASB issued guidance which adds an optional qualitative assessment to goodwill impairment testing under ASC Topic 350. The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. The guidance is effective for annual or interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any impact on our financial statements.

In June 2011, the FASB issued guidance which requires public entities to increase the prominence of other comprehensive income in financial statements. Under FASB ASC Topic 220 — Presentation of Comprehensive Income, an entity has the option to present the components of net income and comprehensive income in either one or two financial statements. This update eliminates the option to present other comprehensive income in the statement of changes in equity. This update is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance impacted our disclosures only.

In February 2013, the FASB issued ASU 2013-02 — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of significant reclassifications out of accumulated other comprehensive income. The ASU is to be applied prospectively and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013 and have presented all significant reclassifications in the Unaudited Consolidated Statements of Comprehensive Income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At June 30, 2013, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At June 30, 2013, our interest rate derivatives effectively fixed our LIBOR base rate on $30.0 million of our debt. Based on borrowings under the credit facility at June 30, 2013 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $98.1 million of debt, and each quarter point change in market interest rates would result in approximately a $0.2 million change in annual interest expense.

At June 30, 2013, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2013, we had net assets of approximately $73.4 million with a functional currency of the United Kingdom Pound Sterling and $22.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At June 30, 2013, we had net assets denominated in the non-functional currency of approximately $1.6 million. As such, a ten percent change in the value of the local currency would result in $0.2 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On June 22, 2013, the Moreland Commission on Utility Storm Preparation and Response, appointed by New York Governor Andrew M. Cuomo, issued a report in which it raised potential concerns about services provided by our Energy practice to Long Island Power Authority. The report raised various concerns, including potential issues with our billing practices and expense reimbursements in connection with our work for Long Island Power Authority. The Moreland Commission referred its concerns to the U.S. Attorney’s Office, Eastern District of New York (“USAO”) for investigation. On July 10, 2013, the USAO requested certain information from us to aid it in its investigation and we are fully cooperating with the USAO’s request.

We believe the concerns raised in the Moreland Commission’s report to be without merit. The USAO’s investigation is in the early stages. Accordingly, we cannot predict the duration, scope or ultimate outcome of the investigation and are unable to estimate the financial impact it may have, if any, or predict the reporting periods in which any such financial impact may be recorded.

We are not party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2013:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)
April 1 — 30, 2013	213,684	$12.41	202,300	$69,865,962
May 1 — 31, 2013	193,094	$12.71	193,094	$67,410,969
June 1 — 30, 2013	186,138	$13.48	184,300	$64,926,292

Total	592,916	$12.85	579,694	$64,926,292

(a)	Includes 13,222 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions.

Item 6. Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description
10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Vesting).

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Separation From Service).

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard Chief Executive Officer

By:	/S/ LUCINDA M. BAIER
Lucinda M. Baier Executive Vice President and Chief Financial Officer

Date: July 31, 2013