Form 10-Q
period 2013-09-30
NAVIGANT CONSULTING INC
filed 2013-10-30
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, 49,472,038 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,519	$1,052
Accounts receivable, net	207,120	198,709
Prepaid expenses and other current assets	24,109	25,054
Deferred income tax assets	15,882	17,821

Total current assets	250,630	242,636
Non-current assets:
Property and equipment, net	43,992	45,342
Intangible assets, net	12,383	16,123
Goodwill	614,362	619,932
Other assets	24,207	30,417

Total assets	$945,574	$954,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,662	$18,042
Accrued liabilities	16,421	11,557
Accrued compensation-related costs	67,528	84,813
Income tax payable	6,473	7,129
Other current liabilities	33,567	35,754

Total current liabilities	138,651	157,295
Non-current liabilities:
Deferred income tax liabilities	80,060	67,623
Other non-current liabilities	31,878	35,606
Bank debt non-current	110,006	134,183

Total non-current liabilities	221,944	237,412

Total liabilities	360,595	394,707

Stockholders’ equity:
Common stock	63	62
Additional paid-in capital	595,398	582,363
Treasury stock	(241,003)	(216,500)
Retained earnings	240,516	202,542
Accumulated other comprehensive loss	(9,995)	(8,724)

Total stockholders’ equity	584,979	559,743

Total liabilities and stockholders’ equity	$945,574	$954,450

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues before reimbursements	$186,444	$176,365	$556,644	$532,864
Reimbursements	25,163	25,765	74,117	66,421

Total revenues	211,607	202,130	630,761	599,285
Cost of services before reimbursable expenses	122,165	117,910	367,577	354,477
Reimbursable expenses	25,163	25,765	74,117	66,421

Total costs of services	147,328	143,675	441,694	420,898
General and administrative expenses	33,914	33,100	99,036	104,534
Depreciation expense	4,122	3,618	11,952	10,874
Amortization expense	1,815	1,504	5,226	4,879
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(2,000)	—	(2,000)	620
Office consolidation	(150)	—	348	—
Gain on disposition of assets	—	—	(1,715)	—

Operating income	26,578	20,233	76,220	57,480
Interest expense	1,094	1,297	3,491	4,186
Interest income	(96)	(167)	(371)	(586)
Other (income) expense, net	99	95	(43)	56

Income from continuing operations before income tax expense	25,481	19,008	73,143	53,824
Income tax expense	11,952	7,797	32,250	22,744

Net income from continuing operations	13,529	11,211	40,893	31,080
(Loss) income from discontinued operations, net of tax	(3,303)	233	(2,919)	1,562

Net income	$10,226	$11,444	$37,974	$32,642

Basic per share data
Net income from continuing operations	$0.27	$0.22	$0.82	$0.61
(Loss) income from discontinued operations, net of tax	(0.07)	—	(0.06)	0.03

Net income (1)	$0.21	$0.22	$0.76	$0.64

Shares used in computing per basic share data	49,573	50,863	49,970	51,002
Diluted per share data
Net income from continuing operations	$0.27	$0.22	$0.80	$0.60
(Loss) income from discontinued operations, net of tax	(0.07)	—	(0.06)	0.03

Net income	$0.20	$0.22	$0.74	$0.63

Shares used in computing per diluted share data	50,762	51,460	51,048	51,647
Net income	$10,226	$11,444	$37,974	$32,642
Other comprehensive income (loss), net of tax
Unrealized net gain (loss), foreign currency translation	4,741	3,820	(1,344)	4,532
Unrealized net loss on interest rate derivatives	(59)	(123)	(22)	(344)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	38	12	95	294

Other comprehensive income (loss), net of tax	4,720	3,709	(1,271)	4,482

Total comprehensive income, net of tax	$14,946	$15,153	$36,703	$37,124

(1)	Basic net income per share for the three months ended September 30, 2013 does not sum due to rounding.

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2012	62,104	(11,587)	$62	$582,363	$(216,500)	$(8,724)	$202,542	$559,743
Comprehensive income (loss)	—	—	—	—	—	(1,271)	37,974	36,703
Issuances of common stock	219	—	1	2,619	—	—	—	2,620
Tax deficits on stock options exercised and restricted stock units vested	—	—	—	(568)	—	—	—	(568)
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	383	(89)	—	(125)	(1,648)	—	—	(1,773)
Share-based compensation expense—Continuing	29	(29)	—	8,728	(534)	—	—	8,194
Share-based compensation expense—Discontinued	—	—	—	41	—	—	—	41
Additional paid-in capital recorded through compensation-related costs	—	—	—	2,340	—	—	—	2,340
Repurchases of common stock	—	(1,720)	—	—	(22,321)	—	—	(22,321)

Balance at September 30, 2013	62,735	(13,425)	$63	$595,398	$(241,003)	$(9,995)	$240,516	$584,979

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$37,974	$32,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,952	10,874
Accelerated depreciation—office consolidation	498	—
Amortization expense	5,226	4,879
Amortization expense—external use software	237	—
Share-based compensation expense	8,194	7,677
Accretion of interest expense	676	439
Deferred income taxes	12,750	13,055
Allowance for doubtful accounts receivable	1,917	4,110
Contingent acquisition liability adjustments, net	(2,000)	620
Gain on disposition of assets	(1,715)	—
Loss on disposition of discontinued operations	3,675	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable, net	(22,554)	(33,742)
Prepaid expenses and other assets	10,100	(6,794)
Accounts payable	(3,374)	2,570
Accrued liabilities	3,385	3,032
Accrued compensation-related costs	(14,508)	(30,517)
Income taxes payable	304	(1,809)
Other liabilities	(2,099)	1,405

Net cash provided by operating activities	50,638	8,441
Cash flows from investing activities:
Purchases of property and equipment	(8,707)	(14,511)
Acquisitions of businesses, net of cash acquired	(2,989)	(2,588)
Proceeds from dispositions, net of selling costs	16,973	—
Payments of acquisition liabilities	(1,838)	(1,106)
Capitalized external use software	(2,492)	(1,301)
Other, net	—	(300)

Net cash provided by (used in) investing activities	947	(19,806)
Cash flows from financing activities:
Issuances of common stock	2,620	2,733
Repurchases of common stock	(22,321)	(12,667)
Payments of contingent acquisition liabilities	(3,287)	(2,801)
Repayments to banks	(266,327)	(209,004)
Borrowings from banks	242,466	232,226
Payments of debt issuance costs	(669)	—
Other, net	(1,551)	(970)

Net cash (used in) provided by financing activities	(49,069)	9,517

Effect of exchange rate changes on cash and cash equivalents	(49)	118

Net increase (decrease) in cash and cash equivalents	2,467	(1,730)
Cash and cash equivalents at beginning of the period	1,052	2,969

Cash and cash equivalents at end of the period	$3,519	$1,239

Supplemental Consolidated Cash Flow Information

	For the nine months ended
	September 30,
	2013	2012
Interest paid	$2,303	$3,185
Income taxes paid, net of refunds	$18,922	$10,269

See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2013.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC (2012 10-K) on February 15, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. We have evaluated events and transactions occurring after the balance sheet date and prior to the date of the filing of this report. We do not believe that any material subsequent events occurred during this period that requires disclosure in the notes to the unaudited consolidated financial statements.

Discontinued Operations

During the three months ended September 30, 2013 we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment (see Note 3 – Dispositions and Discontinued Operations). As a result of the sale, all significant cash flows from this business have been eliminated, and we will have no continuing involvement in the operations of this business. In accordance with FASB ASC Topic 205 “Presentation of Financial Statements” (ASC Topic 205) and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Amounts previously reported in the consolidated statements of comprehensive income have been reclassified to conform to this presentation. Amounts associated with the discontinued operations included in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 are not considered to be material.

2.	ACQUISITIONS

2013 Acquisitions

On July 1, 2013, we acquired the assets of The Anson Group, LLC for an aggregate purchase price of $5.0 million, of which $3.0 million was paid in cash at closing and $2.0 million in deferred cash payments is payable in three equal installments on each of the first, second and third anniversaries of closing. Anson can also earn up to $3.0 million of additional payments based on the business achieving certain performance targets over a three-year period following the closing. We estimated the fair value of the contingent consideration on the date of closing to be $1.0 million. As part of the purchase price allocation, we recorded $0.1 million in property and equipment, $1.6 million in intangible assets and $4.3 million in goodwill. The acquired business was integrated into our Disputes, Investigations & Economics segment. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

2012 Acquisitions

On December 3, 2012, we acquired the assets of PFEC LLC (doing business as AFE Consulting) (AFE) to expand our economics consulting business. AFE provides expert and advisory services to clients with legal, business and other analytical challenges. This acquisition included 30 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $15.0 million in cash at closing, issued $2.5 million in common stock at closing, and have $2.5 million in deferred cash payments payable on each of the first and second anniversaries of closing. The common stock issued at closing has a two-year restriction on sale or transfer. We considered the transfer restrictions on the common stock and estimated the fair value of the stock to be $2.2 million. AFE can also earn up to $10.0 million in one additional payment based on the business achieving certain performance targets over the four calendar years following the year of closing. The additional payment is due on the fourth anniversary of closing. We estimated the fair value of the contingent consideration on the date of closing to be $4.4 million. The common stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities at net present value. We recorded $2.0 million of other operating benefit reflecting a fair value adjustment to reduce the estimated contingent consideration obligation in the quarter ended September 30, 2013. As part of the purchase price allocation, we recorded $3.1 million in identifiable intangible assets and $23.4 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

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

On August 24, 2012, we acquired the assets of Empath Consulting, Inc. to expand our healthcare advisory services. Empath provides hospital work flow management and process control systems. This acquisition included eight professionals and has been integrated into our Healthcare segment. We paid $0.7 million in cash at closing and $0.8 million was subsequently paid in the three months ended September 30, 2013. Empath can earn up to $4.5 million in additional payments based on the business achieving certain performance targets over the 46 month period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $3.2 million. The deferred payments were recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.7 million in other assets, $0.1 million in identifiable intangible assets and $3.9 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On July 2, 2012, we acquired the assets of Pike Research, LLC to expand our energy advisory services. Pike Research is a market intelligence firm that provides in-depth analysis of global clean energy and smart technology markets. This acquisition included 33 professionals and has been integrated into our Energy segment. We paid $1.9 million in cash at closing and $0.7 million was subsequently paid during the three months ended September 30, 2013. Pike Research can earn up to $4.0 million of additional payments based on the business achieving certain performance targets over the three-year period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.5 million. The deferred payments were recorded as other current and non-current liabilities. As part of the purchase price allocation, we recorded $0.4 million in current assets, $0.7 million in liabilities, $0.1 million in identifiable intangible assets and $5.3 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, in November 2012, we acquired one small business, for a purchase price of $4.2 million, of which $2.6 million was paid in cash at closing. The acquired business was integrated into our Disputes, Investigations & Economics segment.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the 2013 and 2012 acquisitions noted above had occurred as of January 1, 2013 and 2012, respectively. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Total revenues	$211,607	$211,844	$635,259	$631,005
Net income from continuing operations	$13,514	$12,244	$41,524	$33,869
Basic net income from continuing operations per basic share	$0.27	$0.24	$0.83	$0.66
Shares used in computing net income per basic share	49,573	51,114	49,970	51,290
Diluted net income from continuing operations per diluted share	$0.27	$0.24	$0.81	$0.65
Shares used in computing net income per diluted share	50,762	51,711	51,048	51,898

3.	DISPOSITIONS AND DISCONTINUED OPERATIONS

On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. The transaction included the transition of 45 employees to the purchaser. We received $1.4 million in cash, net of selling costs and a holdback for post-closing working capital adjustments. The sale agreement also allowed for contingent deferred proceeds of $2.3 million due to us on the 13th month anniversary after closing based on the achievement of certain performance targets. At the date of closing we estimated the contingent deferred proceeds to be zero. As part of the transaction, we recorded a $3.7 million loss which has been included in (loss) income from discontinued operations, net of tax which reflected a reduction of $1.5 million in goodwill and $4.3 million in net assets. All significant cash flows from this business have been eliminated as a result of the sale and we will have no continuing involvement in the operations of this business. No tax benefit was recorded in connection with the sale as it was a non-taxable transaction.

The operating results of the United Kingdom financial services advisory business are reported in accordance with ASC Topic 205 as “discontinued operations.” All other operations are considered “continuing operations.” Summarized operating results of the discontinued operations are presented in the following table (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues before reimbursements	$140	$4,763	$6,904	$16,173
Total revenues	$324	$5,933	$9,035	$19,999
Segment operating profit	$328	$114	$825	$2,121
(Loss) income from discontinued operations before income tax expense	$(3,191)	$295	$(2,680)	$2,098
Income tax expense from discontinued operations	$112	$62	$239	$536
(Loss) income from discontinued operations, net of tax	$(3,303)	$233	$(2,919)	$1,562

On January 31, 2013, we sold a portion of the economics business within our Disputes, Investigations & Economics segment. This disposition facilitated the transition of four experts and certain engagements and approximately 40 other employees to the purchaser. We received $15.6 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $1.7 million gain in other operating benefit, which reflected a reduction of $7.4 million in goodwill and $6.5 million in working capital. The economics business remains as a continuing operation and as such did not qualify as discontinued operations.

4.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Disputes, Investigations & Economics segment provides accounting, financial and economic analysis, as well as discovery support, data management and analytics, on a wide range of legal and business issues including disputes, investigations and regulatory matters. The clients of this segment are principally companies, along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•	The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and restructuring consulting to clients in a broad variety of industries.

•	The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing, and technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

•	The Energy segment provides management advisory services to existing and prospective owners of energy supply and delivery assets which allow them to evaluate, plan, develop, and enhance the value of their investments within evolving market and regulatory structures. In addition, the segment provides energy efficiency and energy related market research services. Clients include utilities, independent power producers, financial entities, law firms, regulators, governmental agencies and energy equipment providers.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to certain retention incentives (see Note 7 — Share-based Compensation Expense and Note 8 — Supplemental Consolidated Balance Sheet Information). During the three months ended September 30, 2013, we disposed of a portion of our Financial, Risk & Compliance segment and the results of operations from the disposed business have been classified as discontinued operations. As such, the segment information reflects results of segment operations on a continuing basis (see Note 3 – Dispositions and Discontinued Operations).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues before reimbursements:
Disputes, Investigations & Economics	$75,366	$82,325	$228,693	$254,894
Financial, Risk & Compliance	40,227	34,431	117,965	103,051
Healthcare	48,088	36,701	138,485	109,265
Energy	22,763	22,908	71,501	65,654

Total revenues before reimbursements	$186,444	$176,365	$556,644	$532,864

Total revenues:
Disputes, Investigations & Economics	$81,144	$88,984	$247,430	$272,967
Financial, Risk & Compliance	48,668	44,362	142,936	126,971
Healthcare	53,721	40,957	155,295	122,722
Energy	28,074	27,827	85,100	76,625

Total revenues	$211,607	$202,130	$630,761	$599,285

Segment operating profit:
Disputes, Investigations & Economics	$25,738	$29,000	$76,948	$91,163
Financial, Risk & Compliance	16,959	12,716	47,897	39,866
Healthcare	17,967	12,315	51,881	35,248
Energy	6,968	7,837	23,839	22,566

Total segment operating profit	67,632	61,868	200,565	188,843
Segment reconciliation to income from continuing operations before income tax expense:
Unallocated:
General and administrative expenses	33,914	33,100	99,036	104,534
Depreciation expense	4,122	3,618	11,952	10,874
Amortization expense	1,815	1,504	5,226	4,879
Other operating costs (benefit), net	(2,150)	—	(3,367)	620
Long-term compensation expense attributable to consultants (including share-based compensation expense)	3,353	3,413	11,498	10,456

Operating income	26,578	20,233	76,220	57,480
Interest and other expense, net	1,097	1,225	3,077	3,656

Income from continuing operations before income tax expense	$25,481	$19,008	$73,143	$53,824

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Disputes, Investigations & Economics	$462,088	$476,640
Financial, Risk & Compliance	107,017	99,269
Healthcare	176,298	175,430
Energy	104,026	102,487
Unallocated assets	96,145	100,624

Total assets	$945,574	$954,450

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	September 30,	December 31,
	2013	2012
Goodwill	$619,787	$625,357
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	$614,362	$619,932

On January 1, 2012, we adopted the principles prescribed in FASB ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment, including an annual goodwill impairment test.

In June 2012, we realigned our segments. As a result of the realignment of our segments, the composition of our reporting units changed. Our four reporting units are the same as our operating segments. In connection with the segment realignment, we re-assigned our goodwill balances using the relative fair value approach. The changes made to the January 1, 2012 goodwill balances of our reporting units, including as a result of the realignment, can be found in our 2012 10-K. Changes made to our goodwill balances during the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Disputes,	Financial,
	Investigations	Risk &			Total
	& Economics	Compliance	Healthcare	Energy	Company
Goodwill, net as of January 1, 2012	$326,458	$56,962	$115,527	$71,333	$570,280
Acquisitions	—	—	3,729	5,266	8,995
Adjustments	(106)	(35)		—	(141)
Foreign currency	4,325	—	—	—	4,325

Goodwill, net as of September 30, 2012	$330,677	$56,927	$119,256	$76,599	$583,459

Goodwill, net as of January 1, 2013	$357,091	$56,982	$129,231	$76,628	$619,932
Acquisitions	4,273	—	—	—	4,273
Adjustments	(116)	2	(37)	—	(151)
Dispositions	(7,350)	(1,485)	—	—	(8,835)
Foreign currency	(677)	(145)	—	(35)	(857)

Goodwill, net as of September 30, 2013	$353,221	$55,354	$129,194	$76,593	$614,362

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

Based on our fair value assumptions as of May 31, 2013, the excess of estimated fair value over net asset carrying value of each of our reporting units approximated 7% for Disputes, Investigations & Economics, 54% for Financial, Risk & Compliance, 34% for Healthcare and 39% for Energy. If the estimated fair value of our Disputes, Investigations & Economics reporting unit decreases there is risk that in future periods the second step of the goodwill impairment test will be required, and an impairment could result. Our assumptions for this reporting unit include conservative growth assumptions for newly acquired businesses and future investments. Our results are dependent on the success of these businesses and investments and their future growth at the anticipated levels.

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a goodwill impairment test subsequent to our annual test. During the three months ended September 30, 2013, we made an adjustment to the contingent acquisition liability for our AFE acquisition, within the Disputes, Investigations & Economics segment due to reduced performance expectations of this business. We reviewed the impact of both the reduced performance expectations and the reduced expected contingent acquisition liability owed to the sellers and determined that the resulting net impact on the segment was immaterial. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future.

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

Intangible assets consisted of (in thousands):

	September 30,	December 31,
	2013	2012
Intangible assets:
Customer lists and relationships	$79,152	$78,462
Non-compete agreements	22,604	22,236
Other	24,488	24,570

Intangible assets, at cost	126,244	125,268
Less: accumulated amortization	(113,861)	(109,145)

Intangible assets, net	$12,383	$16,123

Our intangible assets have estimated remaining useful lives ranging up to eight years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At September 30, 2013, our intangible assets consisted of the following (amounts in thousands, except year data):

	Weighted Average
Category	Remaining Years	Amount
Customer lists and relationships, net	3.5	$9,119
Non-compete agreements, net	4.1	1,747
Other intangible assets, net	2.0	1,517

Total intangible assets, net	3.4	$12,383

Total amortization expense was $5.2 million and $4.9 million for the nine months ended September 30, 2013 and 2012, respectively. Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2013 and in future years related to intangible assets at September 30, 2013 (in thousands):

Year Ending December 31,	Amount
2013 (October—December)	$1,606
2014	4,853
2015	2,897
2016	1,478
2017	802
Thereafter	747

Total	$12,383

6.	NET INCOME PER SHARE (EPS)

Basic net income per share (EPS) is computed by dividing net income by the number of basic shares. Basic shares are the total number of shares of common stock outstanding and the equivalent shares from obligations presumed payable in shares of common stock, both weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common stock that could potentially be issued due to the exercise of stock options, vesting of restricted stock and restricted stock units, or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income by the number of diluted shares, which are the total of the basic shares outstanding and all potentially issuable shares, based on the weighted average days outstanding for the period.

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic shares	49,573	50,863	49,970	51,002
Employee stock options	125	42	94	119
Restricted stock and restricted stock units	970	555	865	526
Contingently issuable shares	94	—	119	—

Diluted shares	50,762	51,460	51,048	51,647

Antidilutive shares (1)	275	768	442	492

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

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

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Amortization of restricted stock and restricted stock units awards	$2,588	$2,342	$7,350	$6,534
Amortization of stock option awards	175	322	653	899
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	53	59	191	207

Total share-based compensation expense	$2,816	$2,723	$8,194	$7,640

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of services before reimbursable expenses	$1,532	$1,406	$4,362	$4,243
General and administrative expenses	1,284	1,317	3,832	3,397

Total share-based compensation expense	$2,816	$2,723	$8,194	$7,640

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis.

At September 30, 2013, we had $13.5 million of total compensation costs related to unvested stock-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately 2 years. During the nine months ended September 30, 2013 we granted an aggregate of 1,164,124 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $13.4 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Billed amounts	$148,830	$159,399
Engagements in process	70,998	54,685
Allowance for uncollectible accounts	(12,708)	(15,375)

Accounts receivable, net	$207,120	$198,709

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Notes receivable—current	$4,968	$7,701
Other prepaid expenses and other current assets	19,141	17,353

Prepaid expenses and other current assets	$24,109	$25,054

Other Assets

The components of other assets were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Notes receivable—non-current	$8,219	$13,916
Prepaid expenses and other non-current assets	15,988	16,501

Other assets	$24,207	$30,417

Notes receivable represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level consultants. During the nine months ended September 30, 2013 no such loans were issued, and during the nine months ended September 30, 2012, we issued unsecured employee loans aggregating $10.3 million in principal amount. The principal amount and accrued interest on these loans is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to six years. During the nine months ended September 30, 2013 and 2012, we granted $5.9 million and $10.3 million, respectively, of sign-on and retention bonuses. At September 30, 2013, we had a balance of $15.7 million in unamortized sign-on and retention bonuses included in prepaid expenses and other assets.

Prepaid expenses and other assets also include investments in capitalized external use software which is marketed or licensed to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the nine months ended September 30, 2013 and 2012, we made investments of $2.5 million and $1.3 million, respectively, in capitalized external use software and recorded amortization of $0.2 million and $0.1 million for the same periods. At September 30, 2013, we had a balance of $5.1 million, net of accumulated amortization, included in prepaid expenses and other assets.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	September 30,	December 31,
	2013	2012
Furniture, fixtures and equipment	$63,723	$63,497
Software	41,566	39,608
Leasehold improvements	32,485	40,052

Property and equipment, at cost	137,774	143,157
Less: accumulated depreciation and amortization	(93,782)	(97,815)

Property and equipment, net	$43,992	$45,342

During the nine months ended September 30, 2013, we invested $7.8 million in our technology infrastructure and software. Additionally, we disposed of $16.5 million in fully depreciated assets. During the same period, accelerated depreciation in the amount of $0.5 million was recorded in relation to the consolidation of two of our offices (see Note 12 – Other Operating Costs (Benefit)), and we also made a cash payment of $1.6 million relating to additions accrued in prior years and accrued $3.9 million in net liabilities relating to additions made in 2013.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Deferred acquisition liabilities	$8,608	$10,863
Deferred revenue	16,985	17,366
Deferred rent—short term	1,141	2,995
Commitments on abandoned real estate	221	748
Other current liabilities	6,612	3,782

Total other current liabilities	$33,567	$35,754

The deferred acquisition liabilities at September 30, 2013 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the nine months ended September 30, 2013, we made cash payments of $5.1 million in connection with deferred definitive and contingent acquisition liabilities relating to prior period acquisitions.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Deferred acquisition liabilities	$13,385	$14,783
Deferred rent—long term	10,962	11,034
Commitments on abandoned real estate	298	487
Interest rate swap liability (see Note 9)	384	515
Other non-current liabilities	6,849	8,787

Total other non-current liabilities	$31,878	$35,606

The deferred acquisition liabilities at September 30, 2013 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively.

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

9.	DERIVATIVES AND HEDGING ACTIVITY

During the nine months ended September 30, 2013, the following interest rate derivatives were outstanding (summarized based on month of execution):

	Number of				Total Notional Amount
Month executed	Contracts	Beginning Date	Maturity Date	Rate	(millions)
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive (loss) income and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, we recorded $0.2 million and $0.5 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives. In May 2012, $90.0 million in notional amount interest rate derivatives matured.

At September 30, 2013, we had a $0.4 million net liability related to the interest rate derivatives.

10.	BANK DEBT

On September 19, 2013 we entered into a first amendment to our credit agreement. The amendment extended the maturity date of our $400 million credit facility from May 2016 to September 2018. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase the commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility becomes payable in full upon maturity. Borrowings and repayments under the credit facility may be made in multiple currencies including U.S. Dollars, Canadian Dollars, United Kingdom Pound Sterling and Euro.

At September 30, 2013, we had aggregate borrowings outstanding of $110.0 million, compared to $134.2 million at December 31, 2012. Based on our financial covenants at September 30, 2013, approximately $265.0 million in additional borrowings were available to us under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2013, the applicable margins on LIBOR and base rate loans were 1.00% and zero, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 9 — Derivatives and Hedging Activity) was 2.6% and 2.4% for the three months ended September 30, 2013 and 2012, respectively, and 2.5% and 2.8% for the nine months ended September 30, 2013 and 2012, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2013, under the definitions in the credit agreement, our consolidated leverage ratio was 1.0 and our consolidated interest coverage ratio was 5.0. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at September 30, 2013; however, there can be no assurances that we will remain in compliance in the future.

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

Our interest rate derivatives (see Note 9 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2013, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the three months ended September 30, 2013 we recorded a $2.0 million other operating benefit for a reduction in the liability reflecting a change in the fair value estimate of the contingent consideration for the AFE acquisition (see Note 2 – Acquisitions). During the nine months ended September 30, 2013, we settled $3.3 million of the liability and recorded $0.5 million of imputed interest. In addition, during the three months ended September 30, 2013, we recorded an additional $1.0 million liability reflecting the fair value of the contingent consideration for an acquisition during that period.

At September 30, 2013, the carrying value of our bank debt approximated fair value. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2013 based upon the short-term nature of the assets and liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2013
Interest rate derivatives, net	$—	$384	$—	$384
Deferred contingent acquisition liabilities	$—	$—	$9,493	$9,493
At December 31, 2012
Interest rate derivatives, net	$—	$515	$—	$515
Deferred contingent acquisition liabilities	$—	$—	$13,384	$13,384

12.	OTHER OPERATING COSTS (BENEFIT)

Office Consolidation

During the nine months ended September 30, 2013, we consolidated two office spaces and recorded an additional $0.5 million of depreciation expense as a result of accelerating the useful life for the leasehold improvements related to those offices. We have no additional obligations for these office consolidations. In addition, we subleased office space ahead of our estimated sublease date which resulted in a benefit of $0.2 million.

Gain on Disposition of Assets

During the nine months ended September 30, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of the economics business within our Disputes, Investigations & Economics segment (see Note 3 – Dispositions and Discontinued Operations).

Contingent Acquisition Liability Adjustment

During the nine months ended September 30, 2013 and 2012, we recorded a $2.0 million benefit and $0.6 million of expense, respectively, relating to net adjustments to our contingent acquisition liabilities. Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 11 – Fair Value).

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

Acquisitions

During the nine months ended September 30, 2013 and the year ended December 31, 2012 we acquired the assets of several businesses. Additional information regarding the purchase price, purchase price allocation and other details of the businesses acquired during these periods can be found in Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact these acquisitions may have had on our results from operations or segment results for the periods presented have been included in our discussions below.

Dispositions and Discontinued Operations

During the nine months ended September 30, 2013 we had two dispositions. We sold a portion of the economics business within our Disputes, Investigations & Economics segment. In accordance with ASC Topic 205, we consider the economics business within this segment to be continuing. In addition, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. All significant cash flows from this business have been eliminated, and we will have no continuing involvement in the operations of this business. As such, in accordance with ASC Topic 205, all operations of this disposed business have been reclassified into discontinued operations.

Additional information regarding these dispositions, including the required disclosures under ASC Topic 205, may be found in Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements.

Prior period results have been reclassified to reflect continuing operations only unless otherwise stated.

Key Operating Metrics

The following key operating metrics provide additional operating information related to our continuing business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. Our Technology, Data & Process businesses are comprised of technology enabled professional services, including e-discovery services and data analytics, technology solutions and data services, invoice and insurance claims processing, market research and benchmarking businesses.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

•	Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

•	Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and Non-billable criteria also apply to period-end FTE.

•	Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance-based services and related to Technology, Data & Process FTE are excluded from average bill rate.

•	Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually).

•	Billable hours are the number of hours our consulting FTE recorded time to client engagements during the reporting period.

•	Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributable to retention incentives.

All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Results for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012

			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Key operating metrics:
Average FTE
-Consulting	1,522	1,484	2.6	1,517	1,493	1.6
-Technology, Data & Process	477	379	25.9	432	349	23.8
-Non-billable	529	551	(4.0)	534	535	(0.2)
Period end FTE
-Consulting	1,534	1,501	2.2	1,534	1,501	2.2
-Technology, Data & Process	489	387	26.4	489	387	26.4
-Non-billable	529	548	(3.5)	529	548	(3.5)
Average bill rate	$278	$279	(0.4)	$277	$282	(1.8)
Utilization	73%	74%	(1.4)	76%	75%	1.3

Overview. During the three months ended September 30, 2013 compared to the corresponding period in 2012, we reported a $2.3 million, or 20.7%, increase in net income from continuing operations.

•	During the three months ended September 30, 2013 we recorded a $2.0 million benefit relating to a contingent acquisition liability adjustment relating to lower estimated potential earnings estimates for our AFE acquisition.

•	Revenues before reimbursements (RBR) increased 5.7% for the period as increases within our Healthcare and Financial, Risk & Compliance segments were partially offset by lower RBR from our Disputes, Investigations & Economics segment. RBR for our Energy segment remained consistent (see segment results below for further detail).

•	Cost of services before reimbursable expenses increased 3.6% for the period mainly due to higher wages as a result of higher FTE levels, higher information technology related costs and higher performance-based incentive compensation expense partially offset by lower training expenses.

•	General and administrative expenses increased 2.5% due to higher legal fees, performance-based incentive compensation and marketing expense offset by lower information technology and facilities expenses.

During the nine months ended September 30, 2013 compared to the corresponding period in 2012, we reported a $9.8 million, or 31.6%, increase in net income from continuing operations.

•	During the nine months ended September 30, 2013, we recorded a $1.7 million gain on disposition of assets relating to the sale of a portion of our Disputes, Investigations & Economics segment (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements for further information on the sale). In addition, we recorded a $2.0 million benefit relating to the contingent acquisition liability adjustment discussed above.

•	RBR increased 4.5% for the period as increases within our Healthcare, Energy and Financial, Risk & Compliance segments were partially offset by lower RBR from our Disputes, Investigations & Economics segment (see segment results below for further detail).

•	Cost of services before reimbursable expenses increased 3.7% mainly due to higher wages as a result of higher FTE levels, higher information technology related costs and performance-based incentive compensation expense partially offset by lower medical benefits expense and lower training costs.

•	General and administrative expenses decreased 5.3% due to lower bad debt expense and information technology and facilities expenses partially offset by higher performance-based incentive compensation expense and wages expense.

Revenues before Reimbursements. For the three months ended September 30, 2013, RBR increased 5.7% compared to the corresponding period in 2012. Including the impact of our acquisitions on a pro forma basis, RBR decreased 0.4% for the three months ended September 30, 2013 compared to the corresponding period in 2012. Our Healthcare segment’s RBR increased 31.0% both organically and through acquisitions for the three months ended September 30, 2013 over the corresponding period in 2012 (see segment results below for further detail). In addition, our Financial, Risk & Compliance segment’s RBR for the three months ended September 30, 2013 increased 16.8% compared with the corresponding period in 2012 due to increased activity in regulatory compliance, including a large anti-money laundering engagement offset by lower performance-based fees within the restructuring business in this segment. For the same period, our Energy segment’s RBR decreased 0.6% mainly due to the impact of the Moreland Commission Report. Our Disputes, Investigations & Economics segment’s RBR decreased 8.5% compared to the corresponding period in 2012 mainly due to the January 2013 sale of a portion of our economics business (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements) partially offset by RBR contributions from the December 2012 acquisition of AFE (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements).

RBR included performance-based fees of $1.2 million for the three months ended September 30, 2013, compared to $2.5 million in the corresponding period in 2012. The decrease was primarily associated with our Healthcare segment and our restructuring business within our Financial, Risk & Compliance segment.

Utilization levels for the three months ended September 30, 2013 and 2012 were 73% and 74%, respectively. Average bill rate decreased 0.4% to $278. Average FTE—Consulting increased 2.6% for the three months ended September 30, 2013 compared to the corresponding period in 2012 and average FTE – Technology, Data & Process increased 25.9% to support technology related engagements including technology solutions and financial services engagements within our Disputes, Investigations & Economics segment and technology solutions engagements within our Healthcare segment. These additions were offset by a decrease in claims and processing engagements within our Disputes, Investigations & Economics segment.

For the nine months ended September 30, 2013, RBR increased 4.5% compared to the corresponding period in 2012. Including the impact of our acquisitions on a pro forma basis, RBR decreased 1.1% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. Our Healthcare segment’s RBR increased 26.7% both organically and through acquisitions for the nine months ended September 30, 2013 over the corresponding period in 2012. For the same period, our Energy segment’s RBR grew 8.9% mainly due to growth in energy efficiency service offerings and the acquisition of Pike Research in July 2012. In addition, our Financial, Risk & Compliance segment’s RBR increased 14.5% reflecting increased activity in regulatory compliance, including a large anti-money laundering engagement partially offset by decreases related to the mortgage servicing review engagements which ramped up during 2012 and have since wound down. In addition, lower activity within our restructuring business in this segment partially offset the increase as the economic environment continued to improve. Our Disputes, Investigations & Economics segment’s RBR decreased 10.3% mainly due to the January 2013 sale of a portion of the economics business partially offset by RBR contributions from the AFE acquisition.

RBR included performance-based fees of $3.3 million and $9.1 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease was primarily associated with the restructuring business in our Financial, Risk & Compliance segment and our Healthcare segment.

Utilization levels for the nine months ended September 30, 2013 were 76% compared to 75% in the corresponding period in 2012. Average bill rate decreased 1.8% to $277. Average FTE—Consulting for the nine months ended September 30, 2013 increased 1.6% compared to the corresponding period in 2012 while average FTE – Technology, Data & Process increased 23.8% to support technology related engagements including: technology solutions and financial services engagements within our Disputes, Investigations & Economics segment and technology solutions engagements within our Healthcare segment. In addition, our acquisition of Pike Research in July 2012 added additional headcount. These additions were offset by a decrease in claims and billing engagements within our Disputes, Investigations & Economics segment due to a decrease in demand.

Cost of Services Before Reimbursable Expenses. Cost of services before reimbursable expenses increased 3.6% for the three months ended September 30, 2013 compared to the corresponding period in 2012. The increase in cost of services was mainly due to higher wages associated with the increase in FTE levels and higher performance-based incentive compensation, and information technology expenses partially offset by lower training expenses. Severance expense relating to client service FTE’s for the three months ended September 30, 2013 and 2012 was $0.3 million and $0.6 million, respectively.

Cost of services before reimbursable expenses increased 3.7% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. The increase in cost of services was mainly due to higher wages associated with the increase in FTE levels and higher severance and information technology expenses partially offset by lower performance-based incentive compensation, practice development expenses and benefit expenses attributable to lower medical claims. Severance expense relating to client service FTE’s for the nine months ended September 30, 2013 and 2012 was $3.7 million and $1.7 million, respectively.

General and Administrative Expenses. General and administrative expenses increased 2.5% for the three months ended September 30, 2013. The increase was mainly a result of higher performance-based incentive compensation. In addition, in connection with the Moreland Commission Report, legal fees were higher during the three months ended September 30, 2013 compared to the corresponding period in 2012. These increases were partially offset by lower facilities expense, information technology costs and bad debt expense. For the nine months ended September 30, 2013, general and administrative expenses decreased 5.3% compared to the corresponding period in 2012. The decrease was driven by lower facilities expense, bad debt expense, benefit expenses and information technology costs partially offset by higher performance-based incentive compensation and stock-based compensation expense due to new hires and 2012 grants.

General and administrative expenses were 18.2% and 18.8% of RBR for the three months ended September 30, 2013 and 2012, respectively, and 17.8% and 19.6% of RBR for the nine months ended September 30, 2013 and 2012 respectively. Cost management and lower bad debt expense as discussed above contributed to the improvement. The decrease in bad debt expense was a result of collections of previously reserved accounts receivable balances. Bad debt expense was $0.8 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $2.1 million and $4.2 million for the nine months ended September 30, 2013 and 2012, respectively. Improved collections are reflected in our days sales outstanding (DSO) which improved to 81 days at September 30, 2013 compared to 85 days at September 30, 2012.

Depreciation Expense. The increase in depreciation expense of 13.9% and 9.9% for the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012 was primarily due to increased technology infrastructure spending.

Amortization Expense. Amortization expense increased 20.7% and 7.1% for the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012. The increase was due mainly to amortization relating to recent acquisitions partially offset by reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term.

Other Operating Costs (Benefit) – Office consolidation. During nine months ended September 30, 2013, we recorded a benefit of $0.2 million and a cost of $0.5 million, respectively, as we recorded the benefit of earlier-than-anticipated sublease income related to one previously vacated office space, and additional depreciation expense relating to the consolidation of two office spaces.

Other Operating Costs (Benefit) – Gain on disposition of assets. During the nine months ended September 30, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment. The gain reflected proceeds of $15.6 million in cash, net of selling expenses and net of $6.5 million of working capital and $7.4 million of goodwill.

Other Operating Costs (Benefit) – Contingent acquisition liability adjustment. During the nine months ended September 30, 2013 and 2012, we recorded a benefit of $2.0 million and a $0.6 million expense, respectively, relating to fair value adjustments to our previously estimated deferred contingent acquisition liabilities.

Interest Expense. Interest expense decreased 15.7% and 16.6% for the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012. This decrease was due to lower average borrowings for the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012. In addition our average borrowing rate was lower for the nine months ended September 30, 2013 compared to the corresponding period in 2012. Our average borrowing rates under our credit facility, including the impact of our interest rate derivatives (see Note 9 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), were 2.6% and 2.4% for the three months ended September 30, 2013 and 2012, respectively, and 2.5% and 2.8% for the nine months ended September 30, 2013 and 2012 respectively. See Note 10 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various permanent book to tax differences. It is also affected by discrete items which may not be consistent from year to year.

Our effective income tax rate on income from continuing operations was 46.9% and 41.0% for the three months ended September 30, 2013 and 2012, respectively and 44.1% and 42.3% for the nine months ended September 30, 2013 and 2012, respectively. The increase in rates between periods is mainly a result of a change in the mix of our pre-tax income from lower tax rate jurisdictions to higher rate U.S. jurisdictions as well as the recording of $0.7 million of valuation allowances during the three months ended September 30, 2013. The valuation allowances related to losses generated in foreign jurisdictions for which we do not anticipate realizing a benefit in future periods.

(Loss) Income from Discontinued Operations, net of tax. (Loss) income from discontinued operations, net of tax was a loss of $3.3 million for the three months ended September 30, 2013 compared to income of $0.2 million for the corresponding period in 2012. During the three months ended September 30, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the three months ended September 30, 2013, we recorded a loss of $3.7 million in discontinued operations. We did not realize any tax benefit from the loss generated on the sale. Refer to Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited financial statements for further details on our discontinued operations.

(Loss) income from discontinued operations, net of tax for the nine months ended September 30, 2013 was a loss of $2.9 million and excluding the loss on sale discussed above was income of $0.8 million compared to income of $1.6 million for the corresponding period in 2012. The decrease was mainly a result of the departure of key consulting professionals and a decrease in general demand for financial advisory services within the international retail banking sector.

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

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior year segment data has been reclassified to be consistent with the presentation in the current period.

Disputes, Investigations & Economics
			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Revenues before reimbursements (in 000’s)	$75,366	$82,325	(8.5)	$228,693	$254,894	(10.3)
Total revenues (in 000’s)	$81,144	$88,984	(8.8)	$247,430	$272,967	(9.4)
Segment operating profit (in 000’s)	$25,738	$29,000	(11.2)	$76,948	$91,163	(15.6)
Key segment operating metrics:
Segment operating profit margin	34.2%	35.2%	(2.8)	33.6%	35.8%	(6.1)
Average FTE—Consulting	539	600	(10.2)	550	617	(10.9)
Average FTE—Technology, Data & Process	192	190	1.1	191	176	8.5
Average utilization rates based on 1,850 hours	68%	72%	(5.6)	72%	73%	(1.4)
Average bill rate	$353	$341	3.5	$349	$341	2.3

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

RBR for this segment decreased 8.5% for the three months ended September 30, 2013 compared to the corresponding period in 2012. The decrease was partially driven by the January 2013 sale of a portion of the segment (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements for further information on the sale). In addition, lower demand for our general litigation and forensic accounting services, international arbitration and a general decline in our international businesses within this segment contributed to the decrease in RBR. The decrease was partially offset by new business from the December 2012 acquisition of AFE and increased activity in healthcare disputes partially driven by a third quarter 2013 acquisition (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of our acquisitions on a pro forma basis, RBR decreased 16.4% for the three months ended September 30, 2013 compared to the corresponding period in 2012. Average FTE—Consulting decreased 10.2% for the three months ended September 30, 2013 compared to the corresponding period in 2012, mainly due to planned and unplanned attrition. For the same period average FTE – Technology,

Data & Process increased 1.1%. Average bill rate increased 3.5% for the three months ended September 30, 2013 compared to the corresponding period in 2012. Utilization decreased 5.6% for the same period as a result of changing consultant and market mix. For the three months ended September 30, 2013, segment operating profit decreased $3.3 million and segment operating profit margins decreased 1.0 percentage points compared to the corresponding period in 2012. Margins for the three months ended September 30, 2013 and compared to 2012 decreased mainly as a result of decreased utilization within our economics practice and general dispute consulting within the United Kingdom. Utilization for the three months ended September 30, 2013 and 2012 was 68% and 72%, respectively. Our Technology, Data & Process business also had lower margins due to lower contract rates for certain high volume customers, higher wages and incremental data storage costs. In addition, we have incurred certain costs relating to projects for which revenues may be recorded in future periods as contingencies are resolved.

RBR for this segment decreased 10.3% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. The reasons for the decrease are discussed above. Including the impact of our acquisitions on a pro forma basis, RBR decreased 16.3% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. Average FTE—Consulting decreased 10.9% for the nine months ended September 30, 2013 compared to the corresponding period in 2012, mainly due to planned and unplanned attrition. For the same period average FTE – Technology, Data & Process increased 8.5% due to the increased staffing associated with technology-related services. Average bill rate increased 2.3% and utilization decreased 1.4% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. For the nine months ended September 30, 2013, segment operating profit decreased $14.2 million and segment operating profit margins decreased 2.2 percentage points compared to the corresponding period in 2012. Margins for the nine months ended September 30, 2013 and compared to 2012 were impacted in part by the decreased utilization within our economics practice and general dispute advisory within the United Kingdom. In addition, higher severance costs which were $2.2 million and $1.2 million, for the nine months ended September 30, 2013 and 2012, respectively contributed to the lower margin. Our Technology, Data & Process business also had lower margins due to lower contract rates for certain high volume customers, higher wages and incremental data storage costs. In addition, we have incurred certain costs relating to projects for which revenues may be recorded in future periods as contingencies are resolved.

Financial, Risk & Compliance
			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Revenues before reimbursements (in 000’s)	$40,227	$34,431	16.8	$117,965	$103,051	14.5
Total revenues (in 000’s)	$48,668	$44,362	9.7	$142,936	$126,972	12.6
Segment operating profit (in 000’s)	$16,959	$12,716	33.4	$47,897	$39,866	20.1
Key segment operating metrics:
Segment operating profit margin	42.2%	36.9%	14.4	40.6%	38.7%	4.9
Average FTE—Consulting	227	213	6.6	220	212	3.8
Average utilization rates based on 1,850 hours	83%	67%	23.9	82%	73%	12.3
Average bill rate	$268	$290	(7.6)	$274	$296	(7.4)

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and restructuring consulting to clients in a broad variety of industries.

RBR for this segment increased 16.8% for the three months ended September 30, 2013 compared to the corresponding period in 2012. RBR reflected increased activity in regulatory compliance, including a large anti-money laundering engagement and financial services engagements partially offset by lower RBR for restructuring-related services and mortgage servicing review engagements. The declining financial advisory services business based in the United Kingdom was sold on July 8, 2013 (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements), and as such, the results of this disposed business are now presented in discontinued operations. Average FTE – Consulting increased 6.6% for the three months ended September 30, 2013 compared to the corresponding period in 2012 due to increased demand in the financial services business. Average bill rate decreased 7.6% for the three months ended September 30, 2013 compared to the corresponding period in 2012, mainly due to project mix and leverage. Utilization increased 23.9% for the three months ended September 30, 2013 compared to the corresponding period in 2012 which reflected the impact of a recent increase in regulatory compliance activity, including a large anti-money laundering engagement, and activity relating to financial services engagements offset by lower demand for restructuring-related advisory services. Segment operating profit increased $4.2 million and segment operating profit margins increased 5.3 percentage points reflecting higher utilization and lower performance-based incentive compensation expense.

RBR for this segment increased 14.5% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. The increase in RBR is a result of reasons discussed above. This segment had $0.8 million of performance-based fees for the nine months ended September 30, 2013 compared to $5.7 million for the corresponding period in 2012, mainly due to lower demand for restructuring-related services. Average FTE – Consulting increased 3.8% for the nine months ended September 30, 2013 compared to the corresponding period in 2012 due to increased demand in the financial services business. Average bill rate decreased 7.4% and utilization increased 12.3% for the nine months ended September 30, 2013 compared to the corresponding period in 2012, mainly due to the reasons discussed above. Segment operating profit increased $8.0 million and segment operating profit margins increased 1.9 percentage points mainly reflecting the increase in utilization and lower performance-based incentive compensation expense offset by an increase in sales expense.

Healthcare
			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Revenues before reimbursements (in 000’s)	$48,088	$36,701	31.0	$138,485	$109,265	26.7
Total revenues (in 000’s)	$53,721	$40,957	31.2	$155,295	$122,722	26.5
Segment operating profit (in 000’s)	$17,967	$12,315	45.9	$51,881	$35,248	47.2
Key segment operating metrics:
Segment operating profit margin	37.4%	33.6%	11.3	37.5%	32.3%	16.1
Average FTE—Consulting	445	362	22.9	432	361	19.7
Average FTE—Technology, Data & Process	238	153	55.6	195	154	26.6
Average utilization rates based on 1,850 hours	75%	79%	(5.1)	78%	79%	(1.3)
Average bill rate	$265	$249	6.4	$257	$250	2.8

The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing and technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

RBR for this segment increased 31.0% for the three months ended September 30, 2013 compared to the corresponding period in 2012. Demand continues to be strong for our service offerings in helping clients address ongoing changes in the U.S. healthcare landscape. In addition, strategy consulting demand was strong as payer clients seek assistance in implementing the Patient Protection and Affordable Care Act. The life sciences team also continues to perform well with the 2012 acquisition of Easton Associates. Finally, demand for performance improvement and revenue cycle services also increased. Reflecting the increase in Average FTE – Consulting in the period, utilization decreased 5.1% to 75% for the three months ended September 30, 2013. Average FTE –Consulting increased 22.9% for the three months ended September 30, 2013 compared to the corresponding period in 2012 mainly due to our acquisition of Easton Associates and to fill increased demand for strategy consulting. Average bill rate increased 6.4% for the same period mainly due to consultant mix on our engagements (leverage). Including the impact of our acquisitions on a pro forma basis, RBR increased 20.6% for the three months ended September 30, 2013 compared to the corresponding period in 2012. For the three months ended September 30, 2013, segment operating profit increased $5.7 million, and segment operating profit margin increased 3.8 percentage points compared to the corresponding period in 2012 mainly due to high RBR growth and cost benefits of scaling the business.

RBR for this segment increased 26.7% for the nine months ended September 30, 2013 compared to the corresponding period in 2012 for reasons discussed above. Utilization was consistent for the nine months ended September 30, 2013 compared to the corresponding period in 2012. Average FTE - Consulting increased 19.7% for the nine months ended September 30, 2013 compared to the corresponding period in 2012 and average bill rate increased 2.8% for the same period. Including the impact of our acquisitions on a pro forma basis, RBR increased 16.2% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. For the nine months ended September 30, 2013, segment operating profit increased $16.6 million, and segment operating profit margin increased 5.2 percentage points compared to the corresponding period in 2012 due to high RBR growth and cost benefits of scaling the business.

Energy
			2013 over			2013 over
			2012			2012
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2013	2012	Percentage	2013	2012	Percentage
Revenues before reimbursements (in 000’s)	$22,763	$22,908	(0.6)	$71,501	$65,654	8.9
Total revenues (in 000’s)	$28,074	$27,827	0.9	$85,100	$76,625	11.1
Segment operating profit (in 000’s)	$6,968	$7,837	(11.1)	$23,839	$22,566	5.6
Key segment operating metrics:
Segment operating profit margin	30.6%	34.2%	(10.5)	33.3%	34.4%	(3.2)
Average FTE—Consulting	311	309	0.6	315	303	4.0
Average FTE—Technology, Data & Process	47	36	30.6	46	19	142.1
Average utilization rates based on 1,850 hours	74%	77%	(3.9)	76%	77%	(1.3)
Average bill rate	$189	$188	0.5	$191	$191	—

The Energy segment provides management advisory services to existing and prospective owners of energy supply and delivery assets which allow them to evaluate, plan, develop, and enhance the value of their investments within evolving market and regulatory structures. In addition, the segment provides energy efficiency and energy related market research services. Clients include utilities, independent power producers, financial entities, law firms, regulators, governmental agencies and energy equipment providers.

RBR for this segment was relatively unchanged for the three months ended September 30, 2013 compared to the corresponding period in 2012. RBR increased due to continued demand for energy efficiency and smart meter related engagements which was offset by the short-term disruption following the report issued by the Moreland Commission in June 2013. During the second quarter of 2013 we received a notice from two New York State utility clients to stop work on certain Energy segment engagements. Despite the negative impact this had on RBR during the third quarter of 2013, we continue to believe that the work stoppage on these clients will not have a material impact on our consolidated results of operations or the results within this segment. Utilization decreased 3.9% for the three months ended September 30, 2013 compared to the corresponding period in 2012. Average FTE – Technology, Data & Process increased 30.6% for the three months ended September 30, 2013 compared to the corresponding period in 2012. For the three months ended September 30, 2013, segment operating profit decreased $0.9 million, and segment operating profit margin decreased 3.6 percentage points compared to the corresponding period in 2012 due to lower margins on research and benchmarking engagements and higher recruiting costs.

RBR for this segment increased 8.9% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. The increase was partially driven by our acquisition of Pike Research in July 2012. Additionally, RBR increased due to continued demand for energy efficiency and smart meter related engagements. These increases were partially offset by the negative impact due to the short term disruption relating to the effects of the report issued by the Moreland Commission as discussed above. Utilization decreased 1.3% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. Average FTE – Consulting increased 4.0% for the nine months ended September 30, 2013 compared to the corresponding period in 2012 mainly due to new hires to support the energy efficiency demand while average FTE – Technology, Data & Process increased mainly due to the acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, RBR increased 6.0% for the nine months ended September 30, 2013 compared to the corresponding period in 2012. For the nine months ended September 30, 2013, segment operating profit increased $1.3 million, and segment operating profit margin decreased 1.1 percentage points compared to the corresponding period in 2012. Margins decreased partially due to a decrease in utilization for the nine months ended September 30, 2013 compared to the corresponding period in 2012 and due to severance expenses which were $1.2 million for the nine months ended September 30, 2013 compared to nominal severance expenses for the corresponding period in 2012.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the nine months ended September 30, 2013:

	2013	2012
Net cash provided by operating activities	$50,638	$8,441
Net cash provided by (used in) investing activities	$947	$(19,806)
Net cash (used in) provided by financing activities	$(49,069)	$9,517

Generally, our net cash provided by (used in) operating activities is used to fund our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ cash requirements are generally lower. During the nine months ended September 30, 2013, we continued our share repurchase program initiated in the fourth quarter of 2011, and received proceeds of $17.0 million, net of selling costs from two dispositions (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements). Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenue. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 81 days at September 30, 2013, compared to 85 days at September 30, 2012. DSO is reported on a historical basis and is inclusive of discontinued operations.

Operating Activities

Net cash provided by operating activities was $50.6 million for the nine months ended September 30, 2013 compared to $8.4 million for the corresponding period in 2012. The increase in cash provided by operating activities was primarily due to lower incentive bonus payments for the 2012 performance year paid in 2013 compared to the incentive bonus payments for the 2011 performance year paid in 2012, higher net income, increased accounts receivable collections and decrease in cash used for incentive loans, retention and sign-on bonuses.

Investing Activities

Net cash provided by investing activities was $0.9 million for the nine months ended September 30, 2013 compared to cash used in investing activities of $19.8 million for the corresponding period in 2012. During the nine months ended September 30, 2013 we received $17.0 million in proceeds from two dispositions (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements). In addition, lower capital expenditures in 2013 primarily associated with reduced technology infrastructure spending and facility investment contributed to the increase in cash provided by investing activities.

Financing Activities

Net cash used in financing activities was $49.1 million for the nine months ended September 30, 2013 compared to cash provided by financing activities of $9.5 million for the corresponding period in 2012. The decrease in cash provided by financing activities was primarily due to lower borrowings under our credit facility primarily associated with the increase in funds provided by operating activities and the decrease in cash used in investing activities. In addition, during the nine months ended September 30, 2013, we purchased 1,719,905 shares of our common stock in the open market for $22.3 million compared to 1,019,906 shares for $12.7 million during the nine months ended September 30, 2012.

Debt, Commitments and Capital

For further information regarding our debt, see Note 10 – Bank Debt to the notes to our unaudited consolidated financial statements.

At September 30, 2013 we had total contractual obligations of $235.4 million. The following table shows the components of our significant commitments at September 30, 2013 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2013	2014 to 2015	2016 to 2017	Thereafter
Deferred acquisition liabilities (a)	$21,993	$5,438	$12,003	$4,552	$—
Purchase agreements (b)	8,047	—	8,047	—	—
Revolving credit facility (c)	110,006	—	—		110,006
Lease commitments (d)	95,378	5,907	39,238	25,538	24,695

Total contractual obligations	$235,424	$11,345	$59,288	$30,090	$134,701

a)	At September 30, 2013, we had $22.0 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $9.5 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reach their maximum target, our maximum deferred acquisition liability would be $21.5 million at September 30, 2013.
b)	We have obligations recorded in other current liabilities and other non-current liabilities of approximately $8.0 million (reflected in the table above) relating to costs associated with information technology purchases associated with our Technology, Data & Process businesses. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system which contain termination clauses allowing us to terminate the contracts for a penalty. Currently, we do not expect to terminate these contracts under which we expect to pay approximately $12.1 million over the next four years through 2017. These payments are not reflected in the table above.
c)	On September 19, 2013 we entered into a first amendment to our credit agreement which extended the maturity date of our credit facility to September 19, 2018. Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 10 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our credit facility.
d)	Lease commitments at September 30, 2013 include $2.1 million relating to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. At September 30, 2013, we had contractual subleases of $2.2 million, which is not reflected in the commitment table above. Sublease income would offset a portion of the cash outlays.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock in open market or private transactions. During the nine months ended September 30, 2013, we repurchased 1,719,905 shares for $22.3 million. Through September 30, 2013, we have repurchased an aggregate of 3,556,111 shares for approximately $43.7 million under this program.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2012 10-K.

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance which adds an optional qualitative assessment to goodwill impairment testing under FASB ASC Topic 350 – Intangibles – Goodwill and Other. The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. The guidance is effective for annual or interim goodwill tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any impact on our consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02 – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (Topic 220). This ASU requires disclosure of significant reclassifications out of accumulated other comprehensive income. The ASU is to be applied prospectively and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013 and have presented all significant reclassifications in the Unaudited Consolidated Statements of Comprehensive Income.

In March 2013, the FASB issued Accounting Standards Update (ASU) 2013-05 – Foreign Currency Matters (Topic 830). This update clarifies when to release the cumulative translation adjustment into net income when a parent of a foreign subsidiary sells a portion or all of its investment in a foreign entity. This guidance becomes effective for year end and interim periods beginning after December 15, 2013 and early adoption was permitted. In connection with our sale of the financial services business in the United Kingdom and as permitted we elected to adopt this standard as of January 1, 2013. As such no cumulative translation adjustment was recognized as a result of the disposition during the three months ended September 30, 2013.

In July 2013, the FASB issued ASU 2013-11 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This update requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with limited exceptions. This guidance becomes effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently evaluating the effect this pronouncement will have on our consolidated statements of financial position, however, we do not expect the effect to be material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At September 30, 2013, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At September 30, 2013, our interest rate derivatives effectively fixed our LIBOR base rate on $30.0 million of our debt. Based on borrowings under the credit facility at September 30, 2013 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $80.0 million of debt, and each quarter point change in market interest rates would result in approximately a $0.2 million change in annual interest expense.

At September 30, 2013, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2013, we had net assets of approximately $73.4 million with a functional currency of the United Kingdom Pound Sterling and $22.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At September 30, 2013, we had net assets denominated in the non-functional currency of approximately $1.2 million. As such, a ten percent change in the value of the local currency would result in $0.1 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2013:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)
July 1—31, 2013	220,300	$12.94	220,300	$62,075,519
Aug 1—31, 2013	216,300	$13.97	216,300	$59,053,075
Sep 1—30, 2013	194,019	$14.73	190,411	$56,250,253

Total	630,619	$13.85	627,011	$56,250,253

(a)	Includes 3,608 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated as of September 19, 2013, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 24, 2013).

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard Chief Executive Officer

By:	/S/ LUCINDA M. BAIER
Lucinda M. Baier Executive Vice President and Chief Financial Officer

Date: October 30, 2013