Form 10-K
period 2013-12-31
NAVIGANT CONSULTING INC
filed 2014-02-14
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐      NO  ☑

As of February 10, 2014, 49,074,534 shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on June 28, 2013, was approximately $590.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held on May 15, 2014, is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2013.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Forward-Looking Statements

Statements included in this report and its exhibits which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the sections entitled Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report and its exhibits.

Item 1.	Business.

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and on the highly technical, complex and legal issues affecting our clients that result from these transformations. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy, which were realigned during the second quarter of 2012.

We are a Delaware corporation incorporated in 1996 and headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI.”

General Development of the Business

Since our inception, we have grown through the recruitment of new consultants and development of new solutions and services combined with acquisition investments of select firms that are complementary to our business. Some of our more significant acquisitions over the past five years include:

•	the 2009 acquisition of Summit Blue within our Energy segment specializing in energy efficiency, demand-side management, Smart Grid and renewable energy strategies;

•

the 2010 acquisitions of Daylight within our Financial, Risk & Compliance segment specializing in the anti-money laundering, regulatory compliance and anti-corruption markets; and EthosPartners within our Healthcare segment specializing in physician practice operations and revenue cycle management; and

•

the 2012 acquisitions of AFE Consulting within our Disputes, Investigations & Economics segment broadening our economics expertise; and Easton within our Healthcare segment expanding our advisory services to life sciences and pharmaceutical industries.

We focus our growth efforts on expanding and strengthening our team of recognized consultants, experts and thought leaders across various industries, both through the addition of new professionals and through on-going training and development of our junior level consultants. We also intend to grow through the creation and development of new technology, data, and process solutions, including managed services. We believe the combination of these human capital and technology investments will create new opportunities to provide value to clients, which will lead to deeper relationships with those clients. We seek innovative solutions that combine our traditional expert-based consulting services, which are often event driven, with complementary solutions that deliver on-going value to our clients and provide more recurring revenue streams.

We plan to continue our growth strategy by focusing on the following key drivers: capitalizing on macro trends in highly regulated markets; investing in growing markets; extending skills and expertise into new sectors; and broadening geographic scope. We intend to execute on this growth strategy by enhancing our internal collaboration efforts and through a more enhanced focus on our sales process, including improved sales effectiveness. We believe collaborative sales efforts will improve our ability to deepen our relationships with clients and to introduce our complementary services to those same clients, which we expect to help us expand the services we perform for our existing and future clients.

In addition to investing in recruitment, mentoring, talent management, acquisitions and technology, our strong cash flows have contributed to strengthening our financial position. Over the past five years, we have reduced our bank debt balance from $233 million as of December 31, 2008 to $57 million as of December 31, 2013. In addition, in 2011 we began a stock repurchase program and through December 31, 2013 have repurchased 3.9 million shares at an average cost of $12.77 per share, effectively returning capital to our shareholders.

Human Capital Resources

At December 31, 2013, we had 2,743 employees. After adjusting total employees for part-time status, we had 2,678 full-time equivalent (FTE) employees. These FTE employees were comprised of the following:

•	1,516 consultants in businesses that deliver professional services who record time to client engagements.

•

524 Technology, Data & Process professionals in businesses that are comprised of technology-enabled professional services, including e-discovery services and data analytics, technology solutions, invoice and insurance claims processing, market research and benchmarking. These individuals may record time to client engagements (in professional services engagements), though many do not record time to specific engagements.

•	104 project employees who perform client services on a contractual basis. Project employee levels vary from period to period based on staffing and resource requirements.

•

534 non-billable employees who are assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions. The majority of costs related to these employees are recorded in general and administrative expense while the costs directly relating to practice support functions are recorded as costs of services before reimbursements.

Our revenues are primarily generated from services performed by our consultants; therefore, our success depends in large part on attracting, retaining and motivating talented, creative and experienced consultants at all levels and across various geographies. We have acquired and seek to acquire consultants through both recruitment and acquisitions of businesses. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts. Our consultants are drawn from a variety of sources, including the industries we serve, accounting and other consulting organizations, and top rated colleges and universities. Our consultants include, but are not limited to, PhDs, MDs, MBAs, JDs, CPAs, CFEs (certified fraud examiners), ASAs (accredited senior appraisers), engineers, nurses and former government officials. In addition to recruiting consultants, we have acquired and seek to acquire certain consulting businesses to add highly skilled consultants to enhance our service offerings and to expand our geographical footprint. We believe that the strategy of selectively acquiring consulting businesses, hiring additional consulting capabilities and investing in technology to support our consultants and enhance our service offerings strengthens our platform, market share and overall operating results.

We seek to retain our employees by offering competitive compensation packages of base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and rewarding careers. We periodically review and adjust, if needed, our employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support our community, but also provide rewarding experiences for our employees outside of their client activities.

We regularly evaluate consultant resource levels and utilization against future demand expectations and historical trends. From time to time, we may reduce or add resources in certain areas in an effort to align with changing demands. In connection with these changing demands, we also utilize project employees and engage independent contractors to supplement our full-time consultants on certain engagements. We find that retaining project employees and/or independent contractors on a per-engagement basis from time to time allows us to quickly adjust staffing in response to changes in demand for our services.

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

Industry Sectors

We provide services to and focus on industries undergoing substantial regulatory or structural change. Our legal and compliance based service offerings are relevant to law firms and clients in most industries including federal and state agencies within the public sector. We also have significant industry-specific knowledge and a large client base in the energy, healthcare and financial services industries.

Competition

The market for consulting services is highly competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, global accounting firms, and other local, regional, national and international consulting firms. Many of these companies are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. In particular, the Big Four accounting firms (PwC, Deloitte, EY and KPMG) are highly competitive in the consulting industry. However, we believe that industry focus, deep industry expertise, reputation, and broad range of service offerings enable us to compete effectively in the consulting marketplace.

Developing Client Relationships

We market our services directly to corporate counsel, law firms, governmental agencies, corporate boards, corporate executives and special committees. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. In addition, we have strengthened our market presence by developing our brand name. New engagements are sought and won by our senior and mid-level consultants working together with our business development team that supports all of our business segments. We seek to leverage our client relationships in one business segment to cross-sell service offerings provided by other business segments. Clients frequently expand the scope of engagements during delivery to include follow-on, complementary services. Our future performance will continue to depend upon our ability to win new engagements, retain consultants, develop and continue client relationships and maintain our reputation.

We believe our unique mix of deep industry expertise, combined with our scale, broad geographic presence, multi-disciplinary professionals and specialized service offerings, position us to address the majority of our clients’ critical business needs. We continue to establish programs to facilitate collaborative product development and marketing efforts, and also to develop new, innovative and repeatable solutions for our clients.

2012 Business Segments Realignment

During the year ended December 31, 2012, Julie M. Howard was named our Chief Executive Officer (CEO). As CEO, Ms. Howard fills the role of chief operating decision maker (CODM). Under her direction, a strategic realignment of the firm’s practices occurred during the second quarter of 2012, establishing four new operating and reportable segments. The segment leaders each report to Lee A. Spirer, Executive Vice President and Global Business Leader. Our performance is assessed and resources are allocated by the CODM based on the following four reportable segments:

•	Disputes, Investigations & Economics

•	Financial, Risk & Compliance

•	Healthcare

•	Energy

The realignment combined practices that serve comparable client types and address similar business issues and industry dynamics. We believe this segment reporting structure provides shareholders and other users of our financial statements with more useful information about several of our key growth businesses, particularly Healthcare and Energy. This segment realignment also represented a shift in overall management of the practices to a global management model, positioning practice leaders to be accountable for the operations and performance of their teams across borders while leveraging local leadership to drive performance.

CURRENT
	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy
Dispute & Investigative Services	Disputes & Investigations Construction	Global Investigations & Compliance
Business Consulting Services	Claims Management	Financial Services Valuation & Financial Risk Management Restructuring	Healthcare	Energy
Economic Consulting	Economics
International Consulting	Disputes & Investigations Construction Public Services	Financial Services*		Energy

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

•

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions, anti-money laundering, valuation and restructuring consulting to clients in a broad variety of industries.

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

*	On July 8, 2013, we sold the United Kingdom financial services advisory business, see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements. As such, results from this business have been reclassified to discontinued operations within the consolidated statements of comprehensive income for all periods presented.

Financial Information about our Business Segments

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributable to certain retention incentives (see Note 9 — Share-based Compensation Expense and Note 10 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior period segment data has been recast to be consistent with the current presentation.

Information on segment operations has been summarized as follows (shown in thousands):

	For the year ended December 31,
	2013	2012	2011
Revenues before reimbursements:
Disputes, Investigations & Economics	$301,545	$340,036	$338,965
Financial, Risk & Compliance	155,656	141,421	112,047
Healthcare	182,783	151,065	134,611
Energy	94,449	89,668	85,666

Total revenues before reimbursements	$734,433	$722,190	$671,289

Total revenues:
Disputes, Investigations & Economics	$326,130	$364,426	$370,850
Financial, Risk & Compliance	190,116	177,722	129,693
Healthcare	205,215	170,150	151,841
Energy	114,124	105,899	102,330

Total revenues	$835,585	$818,197	$754,714

Segment operating profit:
Disputes, Investigations & Economics	$99,828	$123,288	$122,672
Financial, Risk & Compliance	62,487	55,926	38,079
Healthcare	67,696	50,959	42,739
Energy	31,280	31,721	32,882

Total segment operating profit	261,291	261,894	236,372

Segment reconciliation to income from continuing operations before income tax expense:
Unallocated:
General and administrative expenses	127,079	141,195	130,430
Depreciation expense	16,180	14,986	13,303
Amortization expense	6,826	6,767	8,658
Other operating costs (benefit), net	(6,766)	1,645	—
Long-term compensation expense attributable to consultants (including share-based compensation expense)	14,825	16,048	14,500

Operating income	103,147	81,253	69,481
Interest and other expense, net	4,145	4,503	5,566

Income from continuing operations before income tax expense	$99,002	$76,750	$63,915

Total assets allocated by segment include accounts receivable (net), certain retention related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (shown in thousands):

	December 31, 2013	December 31, 2012
Disputes, Investigations & Economics	$443,417	$476,640
Financial, Risk & Compliance	89,498	99,269
Healthcare	173,066	175,430
Energy	101,851	102,487
Unallocated assets	96,365	100,624

Total assets	$904,197	$954,450

How Our Income is Derived

We derive our revenues from fees and reimbursable expenses for professional services. A majority of our revenues are generated under hourly or daily rates billed on a time and materials basis. Clients are typically invoiced on a monthly basis, with revenues recognized as the services are provided. There are also client engagements for which we are paid a fixed amount for our services, often referred to as fixed fee billings; the vast majority of the engagements within our Healthcare segment utilize fixed fee billing arrangements. This may be one single amount covering the whole engagement or several amounts for various phases or functions of the engagement. From time to time, we may earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. We also recognize revenues from business referral fees or commissions on certain contractual outcomes. In addition, some of our technology, data & process businesses also generate revenue on a per unit or subscription basis. The performance based and referral related revenues we earn may cause unusual variations in our quarterly revenues and results of operations.

Our most significant expenses are labor costs, which consist of consultant salaries, incentive compensation, amortization of sign-on and retention incentive payments, share-based compensation and benefits. Labor costs are reported in cost of services before reimbursable expenses, which also includes sales and marketing expenses and the direct costs of recruiting and training consultants.

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

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 30%, 31% and 26% of our total revenues for 2013, 2012 and 2011, respectively. Revenues earned from our top 10 clients amounted to 23%, 24% and 19% of our total revenues for 2013, 2012 and 2011, respectively. No single client accounted for more than 10% of our total revenues during 2013, 2012 or 2011. The mix of our largest clients typically changes from year to year.

Non-U.S. Operations

We have offices in the United Kingdom, Canada, China, United Arab Emirates and other countries outside the U.S. and conduct business in several other countries. The United Kingdom accounted for 5% of our total revenues for 2013, 6% of our total revenues for 2012, and 6% of our total revenues for 2011. No country, other than the United States and the United Kingdom, accounted for more than 10% of our total revenues during 2013, 2012 or 2011. Our non-U.S. subsidiaries, in the aggregate, represented approximately 7%, or $58.5 million, of our total revenues in 2013 compared to 8%, or $63.3 million, in 2012 and 9%, or $67.1 million, in 2011.

Available Information

We maintain a corporate website at www.navigant.com. The content of our website is not incorporated by reference into this report or any other reports we file with, or furnish to, the SEC. Investors may access our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K free of charge (as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC) by going to the Investor Relations section of our website (www.navigant.com/investor_relations) and searching under “SEC Filings.” These materials are also available in printed form free of charge upon request. Requests should be submitted to: Navigant Consulting, Inc., 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606, Attention: Investor Relations.

Item 1A.	Risk Factors

In addition to other information contained in this report and in the documents incorporated by reference herein, the following factors should be considered carefully in evaluating us and our business. These factors could materially affect our business, financial condition, results of operations and/or stock price in future periods. Additional risks not currently known to us or that we currently deem to be immaterial also could materially affect our business, financial condition, results of operations or stock price in future periods.

Risks Related to the Market

Our business, results of operations and financial condition could be adversely affected by disruptions in the marketplace caused by economic and political conditions.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels and types of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain of our services obsolete, all of which could have a material adverse effect on our business, results of operations and financial condition. Changes in global economic conditions could drive changes to the regulatory or legislative landscape and consequently shift demand to services that we do not offer or for which we do not have competitive advantages, and this could negatively affect the amount of new business that we are able to obtain. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected. Additionally, significant economic turmoil or financial market disruptions could adversely impact the availability of financing to our clients and in turn may adversely impact our ability to collect amounts due from our clients or cause them to terminate their contracts with us, each of which could adversely affect our results of operations.

Our business could be adversely impacted by competition and regulatory and legislative changes.

The market for consulting services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, the global accounting firms and other local, regional, national, and international consulting firms. Many of these firms are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. Some firms may have lower overhead and other operating costs and, therefore, may be able to more effectively compete through lower cost service offerings. Many of our clients operate in highly regulated industries such as healthcare, energy, financial services and insurance. Regulatory and legislative changes in these industries could potentially render certain of our service offerings obsolete and decrease our competitive position. If we cannot compete effectively, our results of operations and financial condition could be adversely impacted.

Our inability to successfully recruit, retain and incentivize our senior-level consultants will affect our ability to win new client engagements and compete effectively.

We rely heavily on a group of senior-level consultants and business development professionals. We believe our future success is dependent on our ability to successfully recruit and retain their services. Competition for skilled consultants is intense, and compensation and retention related issues are a continuing challenge. The consulting industry has low barriers to entry making it easy for consultants to start their own businesses or work independently. In addition, it is relatively easy for consultants to change employers. Although we offer various incentive compensation programs, including share-based compensation designed to retain and incentivize our senior-level consultants, there can be no assurance that these programs will be effective. Further, limitations on available shares under our equity compensation plans or a sustained decline in our stock price could also affect our ability to offer adequate share-based compensation as incentives to our senior-level consultants.

Our inability to successfully recruit, retain and incentivize our senior-level consultants could have an adverse effect on our ability to win new client engagements or meet client needs in our current engagements, and our results of operations could be adversely affected. Further, our failure to realize the expected financial returns from our recruiting or incentive investments could adversely impact our results of operations.

Risks Related to Capital and Financing

We cannot be assured that we will have access to sufficient sources of capital to meet our working capital needs or the future needs of our business.

We rely on our current cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. Our credit agreement provides a $400.0 million revolving credit facility. At our option, subject to the terms and conditions in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility becomes due and payable in full upon maturity in September 2018. At December 31, 2013, we had $56.7 million in borrowings outstanding under the credit facility and approximately $325.0 million available for future borrowings. There can be no assurance that the credit facility will continue to be sufficient to meet the future needs of our business, particularly if a decline in our financial performance occurs. If this occurs, and we are unable to otherwise increase our operating cash flows or raise additional capital or obtain other debt financing, we may be unable to meet our future working capital needs, including, for example, funding our acquisitions. Furthermore, if our clients’ financial condition were to deteriorate, impairing their ability to make payments due to us, our operating cash flows would be adversely impacted which could require us to fund a greater portion of our working capital needs with borrowings under our credit facility. Lastly, certain financial institutions that are lenders under our credit facility could be adversely impacted by significant economic turmoil or financial market disruptions and therefore could become unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of fixed charge and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2013, there can be no assurance that we will remain in compliance in the future. Our borrowings under the credit facility tend to be higher during the first half of the year to fund annual incentive payments, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2013 levels. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

We have variable rate indebtedness which subjects us to interest rate risk and may cause our annual debt service obligations to increase significantly.

Borrowings under our credit facility are based on short term variable rates of interest which expose us to interest rate risk. While market interest rates have remained low for some time, these rates could increase, adversely impacting our interest expense, cash outflows and results of operations. From time to time, we use derivative instruments for non-trading purposes, primarily consisting of interest rate swap agreements, to manage our interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. There can be no assurance, however, that our derivative instruments will be successful in reducing the risks inherent in exposure to interest rate fluctuations.

Risks Related to our Business Operations

Our results of operations and consequently our business may suffer if we are not able to maintain current bill rates, compensation costs and/or utilization rates.

Our revenues and profitability are largely based on the bill rates charged to our clients, compensation costs and the number of hours our consultants work on client engagements, which we define as the “utilization” of our consultants. Accordingly, if we are not able to maintain adequate bill rates for our services, maintain compensation costs or obtain appropriate utilization rates from our consultants, our results of operations may suffer. Bill rates, compensation costs and consultant utilization rates are affected by a number of factors, including:

•	Our ability to predict future demand for our services and maintain the appropriate staffing levels without significant underutilized consultants;

•	Our ability to transition consultants from completed client engagements to new client engagements;

•	Our clients’ perceptions of our ability to add value through our services;

•	Our competitors’ pricing of services and compensation levels;

•	The market demand for our services;

•	The market rate for consultant compensation;

•	Our ability to manage our human capital resources particularly as we increase the size and diversity of our workforce and expand into new service offerings as part of our growth strategies;

•	The economic, political and regulatory environment as noted above; and

•	Our ability to accurately estimate and appropriately manage the costs of fixed fee client engagements.

Some of the work we do involves greater risk than ordinary consulting engagements which could negatively impact our business.

We do work for clients that for financial, legal, reputational or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher risk engagements and higher risk clients, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties on one or more of these higher-risk engagements could have a material adverse impact on our business and financial condition. Examples of higher-risk engagements include, but are not limited to:

•	Interim management engagements, including those for hospitals and other healthcare providers;

•	Engagements where we assist clients in complying with healthcare-related regulatory requirements;

•	Corporate restructuring engagements, both inside and outside of bankruptcy proceedings;

•	Engagements where we deliver a fairness opinion;

•	Engagements where we deliver project management services for large construction projects;

•	Engagements where we receive or process or host sensitive data, including personal consumer or private health information;

•	Engagements where we deliver a compliance effectiveness opinion;

•	Engagements involving independent consultants’ reports in support of financings; and

•	Engagements for governmental clients.

Our international operations create special risks that could negatively impact our business.

We have offices in the United Kingdom, Canada, China, United Arab Emirates and other countries outside of the U.S. and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business and legal risks, including:

•	Cultural and language differences;

•	Employment laws and related factors that could result in lower utilization, higher compensation costs, and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that could adversely affect our financial position and operating results;

•	Differing regulatory requirements and other barriers to conducting business;

•	Impact on consulting spend from international firms and global economies impacted by the European sovereign debt crisis and related government and economic response;

•

Risks associated with engagements performed by employees and independent contractors with foreign officials and governmental agencies, including the risks arising from the anti-bribery and corruption regulations;

•	Greater difficulties in managing and staffing foreign operations, including in high risk geographies;

•	Successful entry and execution in new markets;

•	Restrictions on the repatriation of earnings; and

•	Potentially adverse tax consequences, such as net operating loss carry forwards that cannot be realized or higher effective tax rates.

If we are not able to successfully mitigate the special risks associated with our international operations, our business prospects and results of operations could be negatively impacted.

Our inability to effectively execute on long-term growth objectives could adversely affect our results of operations and our share value.

Achievement of our long-term growth objectives may require additional investments in technology, people and acquisitions. These investments may be significantly different both in size, nature and complexity in comparison to those we have made in the past, which could inherently create more risk around those investment decisions than would otherwise be the case. Specifically:

•

Incentive compensation programs designed to motivate growth may result in innovation or investments that drive near-term growth, but that do not achieve longer term growth and profitability objectives, or may incentivize an increase in risk compared to our current risk tolerance.

•

Investments in acquisitions may result in growth in businesses that may add to near term revenues and earnings, but may negatively impact shareholder return over the long-term if they do not perform as expected, or may otherwise create higher longer term risks, including new legal, compliance, or regulatory implications.

•	The businesses and services added through these investments may extend beyond the knowledge and expertise of our current management team, which could result in unintended risks.

Many of our engagements can be terminated as a result of factors beyond our control, therefore, our inability to successfully maintain a sales pipeline and to attract business from new or existing clients could have a material adverse effect on our results of operations.

Many of our client engagement agreements are short term in nature (less than one year) or can be terminated by our clients with little or no notice and without penalty. For example, in our litigation-related engagements, if the litigation is settled, our services usually are no longer necessary and our engagement is promptly terminated. Some of our services involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for the additional stages of an engagement or that a client will cancel or delay additional planned engagements. Our client engagements are usually relatively short term in comparison to our office-related expenses and other infrastructure commitments. Therefore, we rely heavily on our senior-level consultants’ ability to develop new business opportunities for our services.

In the past, we have derived significant revenues from events as inherently unpredictable as the California energy crisis, the Sarbanes-Oxley Act of 2002, healthcare reform, the credit crisis and significant natural disasters including major hurricanes and earthquakes. Those events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for the challenges they face. These factors also limit our ability to predict future revenues and human capital resource needs especially for large engagements that may end abruptly due to factors beyond our control which in turn could adversely impact our results of operations.

Unsuccessful client engagements could result in damage to our professional reputation or legal liability which could have a material adverse effect on our business.

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

We may not be able to maintain the equity in our brand name.

We believe that the Navigant brand is an important part of our overall effort to attract and retain clients and that the importance of brand recognition will increase as competition for our services increases. We may expand our marketing activities to promote and strengthen our brand and may need to increase our marketing budget, hire additional marketing personnel or expend additional amounts to protect our brand and otherwise to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Navigant brand, or incur excessive expenses in doing so, our business and results of operations could be adversely impacted.

We encounter professional conflicts of interest.

If we are unable to accept new client engagements for any reason, including business and legal conflicts, our consultants may become underutilized or discontented, which may adversely affect our future results of operations, as well as our ability to retain these consultants. In addition, although we have systems and procedures to identify potential conflicts of interest prior to accepting a new client engagement, there is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our professional reputation and result in legal liability which may adversely impact our business.

We may be exposed to potential risks if we are unable to achieve and maintain effective internal controls.

If we fail to achieve and maintain adequate internal control over financial reporting or fail to implement necessary new or improved controls that provide reasonable assurance of the reliability of our financial reporting and the preparation of our financial statements for external purposes, we may fail to meet our public reporting requirements on a timely basis, and may be unable to adequately or accurately report on our business and our results of operations. Even with adequate internal controls, we may not prevent or detect all misstatements or fraud. Also, internal controls that are currently adequate may in the future become inadequate because of changes in conditions or changes in regulatory standards, and the degree of compliance with our policies or procedures may deteriorate. This could have a material adverse effect on our business and our results of operations.

Acquired businesses may not achieve expected results which could adversely affect our results of operations.

We have grown our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to goodwill and intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to our current businesses. Additionally, certain senior-level consultants, as sellers of the acquired businesses, are bound by non-competition covenants that expire after a specific amount of time from the date of acquisition. When these covenants expire, our inability to retain these senior-level consultants could significantly impact the acquired businesses and their successful integration. Any failure to successfully integrate acquired businesses and retain personnel could cause the acquired businesses to fail to achieve their expected results, which would in turn, adversely affect our financial performance and may require a possible impairment of the acquired assets. Additionally, the financing of acquisitions through cash, borrowings or common stock could also impair our liquidity or cause significant dilution of our shareholders.

Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations.

Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our total assets. Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level on our goodwill and, on a quarterly basis, we are required to assess the recoverability of both our goodwill and long-lived intangible assets. We consider our operating segments to be our reporting units. We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. If the fair market value of one of our reporting units or other long-lived intangible assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. At December 31, 2013, we had goodwill of $615.3 million and net intangible assets of $10.8 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

We are subject to unpredictable risks of litigation.

Although we seek to avoid litigation whenever possible, from time to time we are party to various lawsuits and claims. Disputes may arise, for example, from client engagements, employment issues, regulatory actions, business acquisitions and real estate and other commercial transactions. There can be no assurances that any lawsuits or claims will be immaterial in the future. Any material lawsuits or claims could adversely affect our business and reputation.

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

•

Governmental contracts, and the proceedings surrounding them, are often subject to political sensitivities and more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our governmental contracts, regardless of whether it is accurate, may damage our business by impairing our professional reputation and our ability to compete for new client engagements.

The impact of any of the occurrences or conditions described above could affect not only our relationship with the particular governmental agency involved, but also other agencies of the same or other governmental entities as well as other non-governmental clients. Depending on the size of the engagement or the magnitude of the potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business or results of operations.

Our revenues, operating income and cash flows are likely to fluctuate.

We experience periodic fluctuations in our revenues, operating income and cash flows and expect that this will continue to occur in the future due to timing and duration of our client engagements, utilization of our consultants, the types of engagements we are working on at different times, the geographic locations of our clients or where the services are rendered, the length of billing and collection cycles, hiring, business and asset acquisitions including the integration of those acquired businesses into our firm, and general economic factors beyond our control. We may also experience future fluctuations in our cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments or bonuses which are paid throughout the year.

Risks Related to Technology

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which may become obsolete.

We have invested in developing specialized technology and intellectual property, including proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new client engagements. Many of our service offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors. If we are unable to develop new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenues and results of operations could be adversely affected.

In addition, the scale and complexity of our business and new service offerings may require additional information systems that we may not be able to implement in a timely or cost effective manner. This may impair our ability to achieve our operating objectives and retain our competitive position, which in turn could adversely affect our results of operations.

Information system failures or service interruptions could affect our ability to provide services to our clients.

Our organization works on engagements globally. Our technology infrastructure and operating systems allow us to operate in a virtual environment as well as provide the tools necessary to offer technology, data and process services to our clients. We may be subject to disruption to our operating systems from technology events that are beyond our control, including but not limited to the possibility of failures at third-party data centers, disruptions to the internet, natural disasters or malicious attacks. While we have taken steps to prevent such events and have developed disaster recovery processes, there can be no assurance that these steps will be effective in every situation. Such disruptions could adversely affect our ability to fulfill client engagements and as a result may damage our reputation and adversely affect our business and results of operations.

If the integrity of our information systems is compromised or our information systems are inadequate to keep up with the needs of our business, our reputation, business and results of operations could be adversely affected.

We depend on information systems to manage and run our business. Additionally, certain services we provide require us to store, transmit or process sensitive or confidential client information, including personal consumer information and health or other personally identifiable information. If any person, including any of our employees or third-party vendors with whom we contract for data hosting services, negligently disregards or intentionally breaches the information security controls we have implemented to protect our clients’ data, or those security controls prove to be ineffective against intrusion, we could incur legal liability and may also be subject to regulatory enforcement actions, fines and/or criminal prosecution in multiple jurisdictions. Our potential liability in the event of a security breach of client data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages. Any unauthorized disclosure of sensitive or confidential client information, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, including an intentional attack by any person who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability and damage to our reputation and could have a material adverse effect on our business and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are leased and are located in Chicago, Illinois. We have approximately 60 other operating leases for office facilities, principally in the United States. Our office space needs in certain geographic areas may change as our business expands or contracts in those areas. Due to the nature of consulting work, we strive to keep our office workspace flexible and promote a virtual work environment, where appropriate, in order to minimize office facility costs.

Item 3.	Legal Proceedings.

On November 27, 2013, United States Attorney’s Office for the Eastern District of New York (“USAO”) informed us that it had closed its investigation into the matters outlined in a report by the Moreland Commission on Utility Storm Preparation and Response (the “Commission”). The USAO investigation did not indicate any findings of wrongdoing on our part or any of the individual employees referenced in the Commission’s report.

We are not party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers at February 14, 2014:

Name	Title	Age
Julie M. Howard	Chief Executive Officer	51
William M. Goodyear	Executive Chairman of the Board	65
Lee A. Spirer	Executive Vice President and Global Business Leader	47
Lucinda M. Baier	Executive Vice President and Chief Financial Officer	49
Monica M. Weed	Executive Vice President, General Counsel and Secretary	53

Julie M. Howard, 51, has served as our Chief Executive Officer and a member of our board of directors since March 2012. Ms. Howard served as our President from 2006 to March 2012 and our Chief Operating Officer from 2003 to March 2012. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions with several professional services firms, including the Company. Ms. Howard is currently a member of the board of directors of Innerworkings Inc. and Kemper Corporation (formerly Unitrin, Inc.) and a member of the Foundation Board for Lurie Children’s Hospital of Chicago. Ms. Howard is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA). Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in finance and management.

William M. Goodyear, 65, has served as Chairman of our board of directors since May 2000. He served as Chief Executive Officer from May 2000 through February 2012. He has been a member of our board of directors since December 1999. Prior to December 1999, he served as Chairman and Chief Executive Officer of Bank of America Illinois and was President of Bank of America’s Global Private Bank. From 1972 to 1999, Mr. Goodyear held a variety of assignments with Continental Bank, subsequently Bank of America, including corporate finance, corporate lending, trading and distribution. During this 28-year period, Mr. Goodyear was stationed in London for five years (1986 to 1991) to manage Continental Bank’s European and Asian Operations. He was Vice Chairman and a member of the Board of Directors of Continental Bank prior to the 1994 merger between Continental Bank and BankAmerica Corporation. Mr. Goodyear is currently a member of the board of directors of Exterran Holdings, Inc. and Chairman of the Board of Trustees of Rush University Medical Center and a member of its Executive Committee. He also serves as a trustee and member of the Executive Committee of the Board of Trustees for the Museum of Science and Industry and a member of the Board of Trustees of the University of Notre Dame. Mr. Goodyear received a Master’s degree in Business Administration, with Honors, from the Amos Tuck School of Business at Dartmouth College, and a Bachelor’s degree in Business Administration, with Honors, from the University of Notre Dame.

Lee A. Spirer, 47, has served as our Executive Vice President and Global Business Leader since November 2012. Mr. Spirer has served in a variety of strategic and operational roles in a range of professional and business services organizations. From April 2009 to May 2012, Mr. Spirer served as Senior Vice President and Global Business Head of Kroll Risk & Compliance Solutions, and prior to that, from September 2005 to February 2008, Mr. Spirer served as Senior Vice President and Global Leader of Corporate Strategy and Development for Dun & Bradstreet Corporation. From June 2001 to September 2005, Mr. Spirer held several senior management roles at IBM Business Consulting Services, last serving as General Manager, Global Financial Markets. In addition, from March 2008 to April 2009 and again from June 2012 to October 2012, Mr. Spirer served as Managing Partner of LAS Advisory Services, advising private equity and venture capital firms on a variety of strategic and operational issues. Mr. Spirer is a graduate of The Wharton School with a Masters of Business Administration and Brandeis University with a Bachelor’s degree in Economics, with high honors and Phi Beta Kappa.

Lucinda M. Baier, 49, has served as our Executive Vice President since February 2013 and Chief Financial Officer since March 2013. Previously, Ms. Baier served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Central Parking System, Inc., a leading firm in parking management and marketing, from August 2011 to October 2012, having previously served as Senior Vice President and Chief Financial Officer since September 2010. Prior to that, Ms. Baier was Executive Vice President and Chief Financial Officer of Movie Gallery, Inc., a home entertainment specialty retailer, from July 2008 to February 2010. In February 2010, Movie Gallery, Inc. filed for reorganization under Chapter 11 of the Bankruptcy code. From 2006 to July 2008, Ms. Baier served as Chief Financial Officer of World Kitchen, LLC. Ms. Baier is a member of the Board of Directors and Audit Committee of The Bon-Ton Stores, Inc. Ms. Baier is a graduate of Illinois State University, with Bachelor and Master of Science degrees in Accounting and is a Certified Public Accountant.

Monica M. Weed, 53, has served as our Executive Vice President since October 2013 and General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary, for Information Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal (now Dentons). Ms. Weed received a Bachelor of Arts in Classics from Northwestern University, a law degree from the Northwestern University School of Law and a Master’s degree in Business Administration from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock.

	High	Low
2013
Fourth quarter	$19.78	$15.07
Third quarter	$15.91	$12.00
Second quarter	$14.00	$10.91
First quarter	$13.60	$10.84
2012
Fourth quarter	$11.38	$9.47
Third quarter	$13.45	$10.70
Second quarter	$14.62	$11.12
First quarter	$14.48	$11.60

Holders

At February 12, 2014, there were 243 holders of record of our shares of our common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held on behalf of a number of individual shareholders. As such, our actual number of shareholders is higher than the number of our shareholders of record.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2013 or December 31, 2012. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement may limit our ability to pay dividends in the future.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the peer group described below. The graph assumes that $100 was invested on December 31, 2008 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Measurement Period	Navigant Consulting, Inc.	NYSE Index	Peer Group(a)
FYE 12/31/08	$100.00	$100.00	$100.00
FYE 12/31/09	93.64	128.95	114.14
FYE 12/31/10	57.97	146.69	140.94
FYE 12/31/11	71.90	141.46	146.80
FYE 12/31/12	70.32	164.45	163.74
FYE 12/31/13	120.98	207.85	231.26

a)	The Peer Group consists of the following companies: The Advisory Board Company, CBIZ Inc., The Corporate Executive Board Company, CRA International Inc. (formerly known as Charles River Associates, Inc.), Duff & Phelps Corporation (delisted on May 2, 2013), Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Heidrick & Struggles International Inc., Hill International, Inc., Huron Consulting Group Inc., ICF International, Inc., HIS, Inc., Korn/Ferry International, MAXIMUS, Inc., Resources Connection, Inc., Sapient Corporation, Tetra Tech, Inc., TRC Companies and VSE Corporation. The Peer Group is weighted by market capitalization. The Peer Group is the same as the current peer group used by the compensation committee of our board of directors (except for Duff & Phelps Corporation which is no longer part of the peer group as a result of its delisting) to make executive compensation decisions.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
Oct 1 - 31, 2013	89,527	$15.51	83,815	$54,953,487
Nov 1 - 30, 2013	122,200	$17.90	122,200	$52,766,630
Dec 1 - 31, 2013	135,124	$18.91	133,300	$50,246,628

Total	346,851	$17.68	339,315

(a)	Includes 7,536 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.

(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. On February 11, 2014, our board of directors increased the stock repurchase authorization by approximately $50 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100 million in shares of our common stock during the two year period ending December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	771,112	$12.28	4,170,288
Equity compensation plans not approved by security holders	8,900	$20.56	—

Total	780,012	$12.37	4,170,288

Item 6.	Selected Financial Data.

The following five year financial and operating data should be read in conjunction with the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report. During the year ended December 31, 2013 we sold the United Kingdom financial services advisory business, as such, the results have been reclassified to discontinued operations to reflect this transaction. The amounts are shown in thousands, except for per share data.

	For the year ended December 31,
	2013	2012	2011	2010	2009
Revenues before reimbursements	$734,433	$722,190	$671,289	$604,273	$615,461
Reimbursements	101,152	96,007	83,425	75,860	64,849

Total revenues	835,585	818,197	754,714	680,133	680,310
Cost of services before reimbursable expenses	487,967	476,344	449,417	404,603	401,693
Reimbursable expenses	101,152	96,007	83,425	75,860	64,849

Total costs of services	589,119	572,351	532,842	480,463	466,542
General and administrative expenses	127,079	141,195	130,430	121,568	128,947
Depreciation expense	16,180	14,986	13,303	14,457	17,600
Amortization expense	6,826	6,767	8,658	6,125	11,357
Other operating costs (benefit):
Intangible assets impairment	—	—	—	7,307	—
Contingent acquisition liability adjustments, net	(5,399)	1,065	—	—	—
Office consolidation	348	580	—	(900)	8,810
Gain on disposition of assets	(1,715)	—	—	—	—

Operating income	103,147	81,253	69,481	51,113	47,054
Interest expense	4,433	5,453	7,292	10,704	15,076
Interest income	(463)	(872)	(1,447)	(1,309)	(1,211)
Other expense (income), net	175	(78)	(279)	(567)	(182)

Income from continuing operations before income tax expense	99,002	76,750	63,915	42,285	33,371
Income tax expense	43,890	32,518	27,770	17,433	14,786

Net income from continuing operations	55,112	44,232	36,145	24,852	18,585
(Loss) income from discontinued operations, net of tax	(2,919)	1,937	4,985	(795)	3,362

Net income	$52,193	$46,169	$41,130	$24,057	$21,947

Basic per share data
Net income from continuing operations	$1.11	$0.87	$0.71	$0.50	$0.39
(Loss) income from discontinued operations, net of tax	(0.06)	0.04	0.10	(0.02)	0.07
Net income	1.05	0.91	0.81	0.49	0.46
Shares used in computing per basic share data	49,771	50,894	50,820	49,405	48,184
Diluted per share data
Net income from continuing operations	$1.08	$0.86	$0.70	$0.49	$0.37
(Loss) income from discontinued operations, net of tax	(0.06)	0.04	0.10	(0.02)	0.07
Net income	1.02	0.90	0.80	0.48	0.44
Shares used in computing per diluted share data	50,951	51,572	51,371	50,447	49,795

	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Cash and cash equivalents	$1,968	$1,052	$2,969	$1,981	$49,144
Working capital	73,040	85,341	64,681	63,906	114,744
Total assets	904,197	954,450	875,201	869,035	820,245
Total non-current liabilities	169,260	237,412	205,199	252,735	268,019
Total stockholders’ equity	597,075	559,743	513,678	460,721	418,792

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

While hiring and retention of personnel are key to driving revenues, FTE levels and related consultant compensation in excess of demand drive additional costs that can negatively impact margin. From time to time, we hire independent contractors to supplement our consultants on certain engagements, which allows us to adjust staffing in response to changes in demand for our services, and manage our costs accordingly. Costs relating to these employees are recorded as reimbursable expenses with the corresponding reimbursement from the client recorded as reimbursements. Margins associated with the use of these contractors are recorded as revenues before reimbursements. Consequently changes in the contractor usage levels will impact our segment operating profit margins from period to period.

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

Additional information about our operations is included in Item 1 — Business of this report.

Acquisitions

For details of our acquisitions, see Note 3 — Acquisitions to the notes to our consolidated financial statements.

Dispositions and Discontinued Operations

During the year ended December 31, 2013, we had two dispositions. We sold a portion of the economics business within our Disputes, Investigations & Economics segment. In accordance with ASC Topic 205 — Presentation of Financial Statements (ASC Topic 205), we consider the economics business within this segment to be continuing. In addition, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. All significant cash flows from this business have been eliminated, and we will have no continuing involvement in the operations of this business. As such, in accordance with ASC Topic 205, all operations of this disposed business have been reclassified as discontinued operations.

Additional information regarding these dispositions, including the required disclosures under ASC Topic 205, may be found in Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements.

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

All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

	For the Year Ended December 31,			2013 over 2012 Increase (Decrease) Percentage	2012 over 2011 Increase (Decrease) Percentage
	2013	2012	2011
Key operating metrics:
Average FTE
— Consulting	1,523	1,506	1,509	1.1	(0.2)
— Technology, Data & Process	451	361	247	24.9	46.2
— Non-billable	534	539	527	(0.9)	2.3
Period end FTE
— Consulting	1,516	1,560	1,513	(2.8)	3.1
— Technology, Data & Process	524	400	304	31.0	31.6
— Non-billable	534	546	527	(2.2)	3.6
Average bill rate	$277	$280	$281	(1.1)	(0.4)
Utilization	75%	75%	77%	—	(2.6)

Results for the year ended December 31, 2013 compared to the year ended December 31, 2012

Overview.    We reported a $10.9 million, or 24.6%, increase in net income from continuing operations in 2013 compared to 2012. This increase was driven mainly by:

•

Revenue before reimbursements (RBR) increased 1.7% for the period as increases within our Healthcare, Energy and Financial, Risk & Compliance segments were partially offset by lower RBR from our Disputes, Investigations & Economics segment (see segment results below for further detail).

•

Cost of services before reimbursable expenses increased 2.4% primarily due to higher wages mainly as a result of higher client servicing FTE levels and higher information technology related costs partially offset by lower retention-based incentive compensation expense and lower training costs.

•

General and administrative expenses decreased 10.0% due to lower bad debt expense, information technology and facilities expenses partially offset by higher performance-based incentive compensation expense and wages expense.

•	A $5.4 million other operating benefit in 2013 compared to a $1.1 million other operating cost in 2012 relating to fair value adjustments to our estimated deferred contingent acquisition liabilities.

•

A $1.7 million gain on disposition of assets relating to the sale of a portion of our economics business within our Disputes, Investigations & Economics segment (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further information on the sale).

Revenues before Reimbursements.    For 2013, RBR increased 1.7% compared to 2012. Including the impact of our acquisitions on a pro forma basis, RBR decreased 3.1% for 2013 compared to 2012. Our Healthcare segment’s RBR increased 21.0% both organically and through acquisitions for 2013 compared to 2012 as a result of growing demand for services due to transformational changes in the healthcare industry. For the same period, our Energy segment’s RBR grew 5.3% mainly due to growth in energy efficiency service offerings. The Financial, Risk & Compliance segment contributed an increase of 10.1% to RBR growth in 2013 compared to 2012 reflecting increased activity in regulatory compliance, including anti-money laundering consulting, partially offset by reduced RBR from the mortgage servicing review engagements during 2013. Our Disputes, Investigations & Economics segment’s RBR decreased 11.3% mainly due to the January 2013 sale of a portion of the economics business partially offset by RBR contributions from our December 2012 AFE acquisition and overall lower demand for general litigation and forensic accounting. Further detail on RBR can be found in the segment results discussion below.

RBR included performance-based fees of $7.2 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively. The year-over-year decrease was primarily associated with our Healthcare segment.

Utilization levels for 2013 were flat at 75% compared to 2012. Average bill rate decreased 1.1% to $277. Average FTE — Consulting for 2013 increased 1.1% compared to 2012 reflecting an increase within the Healthcare segment, partially a result of the Easton acquisition, offset by a decrease in our Disputes, Investigations & Economics FTE, which was mainly a result of the disposition of a portion of the economics business. Average FTE — Technology, Data & Process increased 24.9% to support technology related engagements including: technology solutions and financial services engagements within our Disputes, Investigations & Economics segment and technology solutions engagements and revenue cycle outsourcing engagements within our Healthcare segment. In addition, our acquisition of Pike Research in July 2012 added additional headcount. These additions were offset by a decrease in claims and billing related FTE’s within our Disputes, Investigations & Economics segment due to a decrease in demand.

Cost of Services Before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 2.4% for 2013 compared to 2012. The increase in cost of services was mainly due to higher wages associated with the increase in FTE levels, annual wage increases and higher severance partially offset by lower compensation as a result of the sale of a portion of the economics business and lower retention-based incentive compensation. Higher information technology expenses as a result of the increase in technology related engagements also contributed to the increase. These were partially offset by lower training expenses and benefit expenses attributable to lower medical claims. Severance expense relating to client service FTE’s for 2013 and 2012 was $4.1 million and $3.1 million, respectively.

General and Administrative Expenses.    General and administrative expenses decreased 10.0% for 2013 compared to 2012. The decrease was driven by significantly lower bad debt expense, lower facilities expense, lower technology expense and lower training costs due to a reduction in programs in 2013. These decreases were partially offset by higher performance-based incentive compensation and share-based compensation expense due to new hires and 2012 grants.

General and administrative expenses were 17.3% and 19.6% of RBR for 2013 and 2012, respectively. Cost management and lower bad debt expense contributed to the year-over-year improvement. The decrease in bad debt expense was a result of collections of previously reserved accounts receivable balances. Bad debt expense was $0.1 million and $6.4 million for 2013 and 2012, respectively. Improved collections are reflected in our days sales outstanding (DSO) which improved to 65 days at December 31, 2013 compared to 72 days at December 31, 2012.

Depreciation Expense.    The increase in depreciation expense of 8.0% for 2013 compared to 2012 was primarily due to increased technology infrastructure spending.

Amortization Expense.    Amortization expense increased 0.9% for 2013 compared to 2012. The increase was due mainly to amortization relating to recent acquisitions partially offset by reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term.

Other Operating Costs (Benefit) —

Contingent acquisition liability adjustment.     During 2013 and 2012, we recorded a benefit of $5.4 million and an expense of $1.1 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities.

Office consolidation.     During 2013 and 2012, we recorded a cost of $0.3 million and $0.6 million, respectively, as we recorded a $0.5 million of additional depreciation expense relating to the consolidation of two office spaces and a benefit of $0.2 million for earlier-than-anticipated sublease income related to one previously vacated office space in 2013. In 2012, we recorded an expense relating to office space abandoned with our December 2012 AFE acquisition.

Gain on disposition of assets.     During 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment. The gain reflected proceeds of $15.6 million in cash, net of selling expenses, $6.5 million of working capital and $7.4 million of goodwill.

Interest Expense.     Interest expense decreased 18.7% for 2013 compared to 2012. This decrease was due to lower average borrowings for 2013 compared to 2012. In addition, our average borrowing rate was lower for 2013 compared to 2012. Our average borrowing rates under our credit facility, including the impact of our interest rate derivatives (see Note 11 — Derivatives and Hedging Activity to the notes to our consolidated financial statements), were 2.5% and 2.7% for 2013 and 2012, respectively. See Note 12 — Bank Debt to the notes to our consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense.     Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various permanent book to tax differences. It is also affected by discrete items which may not be consistent from year to year.

Our effective income tax rate for 2013 and 2012 was 44.3% and 42.4%, respectively. In comparison to our 2012 effective tax rate, we generated net losses from continuing operations in certain foreign jurisdictions, and based on management’s judgment of future earnings in these respective jurisdictions, it was determined that the tax benefit associated with these losses from continuing operations are currently unrealizable, resulting in the recording of a valuation allowance against the losses of approximately $2.1 million.

(Loss) Income from Discontinued Operations, net of tax.     During 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, we recorded a loss of $3.7 million in discontinued operations. We did not realize any tax benefit from the loss generated on the sale. Refer to Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further details on our discontinued operations.

(Loss) income from discontinued operations, net of tax for 2013, excluding the loss on sale discussed above, was income of $0.8 million compared to income of $1.9 million in 2012. The decrease was mainly a result of the departure of similar consulting professionals and a decrease in general demand for financial advisory services within the international retail banking sector.

Results for the year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues before Reimbursements.     For 2012, RBR increased 7.6% compared to 2011. Including the impact of our acquisitions on a pro forma basis, RBR increased 4.7% for 2012 compared to 2011, mainly due to large mortgage servicing review engagements and increased service demand related to changes relating to the U.S. healthcare market. The Financial, Risk & Compliance and Healthcare segment’s RBR each increased by 26.2% and 12.2%, respectively, for 2012 compared to 2011. Our Energy segment also increased 4.7% for the same periods, mainly driven by our acquisition of Pike Research. RBR in our Disputes, Investigations & Economics segment remained virtually flat for 2012 compared to 2011 as significantly higher technology revenues were largely offset by weaker general litigation and forensic accounting revenues.

RBR included performance-based fees of $10.7 million for 2012 compared to $17.7 million in 2011. The decrease was mainly a result of fewer restructuring related performance-based fees within our Financial, Risk & Compliance segment.

Utilization levels for 2012 ran at 75%, down from a 77% utilization rate in 2011. The decrease in utilization was offset by an increase in our utilization of independent contractor and project employee resources, whose billable hours contributed to the RBR increase but were not captured in our utilization metric. Average bill rate was relatively flat at $280 for 2012 compared to $281 in 2011. Average FTE — Consulting also remained flat as staffing reductions within our Disputes, Investigations & Economics segment were offset by increases within our remaining segments due to new hires and acquisitions. Average FTE — Technology, Data & Process increased 46.2% to support continued growth relating to: technology solutions and financial services litigation related technology engagements within our Disputes, Investigations & Economics segment; claims and billing and technology solutions engagements within our Healthcare segment; and our acquisition of Pike Research within our Energy segment.

Cost of Services before Reimbursable Expenses.     Cost of services before reimbursable expenses increased 6.0% in 2012 compared to 2011. The increased cost of services was mainly due to higher wages associated with increased FTE — client service, annual wage increases and increase in use of project based staffing levels offset by lower compensation relating to the departures in the economics business. In addition, medical expenses increased 23.0%. Higher training, practice development and information technology costs also contributed to the increase. Severance expense for 2012 compared to 2011 was $3.1 million and $2.6 million, respectively. These increases were partially offset by lower performance-based incentives mainly driven by our lower restructuring related performance-based fees.

General and Administrative Expenses.     General and administrative expenses increased by 8.3% for 2012 compared to 2011. The increase was driven by increased wages and benefits and other operating costs primarily relating to employee development, communications and information technology. These increases were partially offset by lower bad debt expense, which decreased $0.6 million for 2012 compared to 2011. Our days sales outstanding at December 31, 2012 improved to 72 days from 76 at December 31, 2011 due to strong fourth quarter collections. Our allowance for doubtful accounts receivable is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

General and administrative expenses were 19.6% and 19.4% of RBR for 2012 and 2011, respectively.

Depreciation Expense.     The increase in depreciation expense of 12.7% for 2012 compared to 2011 was primarily due to increased technology infrastructure spending.

Amortization Expense.     Amortization expense decreased 21.8% for 2012 compared to 2011. The decrease was due mainly to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term, partially offset by amortization relating to recent acquisitions.

Other Operating Costs:

Contingent Acquisition Liability Adjustment.     During 2012, we recorded a $1.1 million expense relating to a fair value adjustment for our deferred contingent acquisition liabilities (see Note 10 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements) based on the related businesses exceeding their original performance expectations.

Office Consolidation.     During 2012, we recorded a $0.6 million expense relating to office space abandoned with our December 2012 AFE acquisition. The expense included assumptions of expected sublease income.

Interest Expense.     Interest expense decreased 25.2% for 2012 compared to 2011 due primarily to lower average borrowings during the periods in addition to lower borrowing rates. Our average borrowing rate under our credit facility, including the impact of our interest rate swap agreements (see Note 11 — Derivatives and Hedging Activity to the notes to our consolidated financial statements), was 2.7% and 3.0% for 2012 and 2011, respectively. See Note 12 — Bank Debt to the notes to our consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense. Our effective income tax rate for 2012 and 2011 was 42.4% and 43.4% respectively. Our effective income tax rate is attributable to the mix of income earned in various tax jurisdictions, including state and foreign jurisdictions, which have different income tax rates, as well as various permanent book/tax differences.

Income from Discontinued Operations, net of tax. During 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. Refer to Note 4 – Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further details on our discontinued operations. Income from discontinued operations, net of tax was $1.9 million and $5.0 million in 2012 and 2011, respectively. The decrease was mainly a result of the departure of similar consulting professionals and a decrease in general demand for financial advisory services within our international market.

Segment Results

Based on their size and importance, our operating segments are the same as our reporting segments. Our performance is assessed and resources are allocated based on the following four reporting segments:

•	Disputes, Investigations & Economics

•	Financial, Risk & Compliance

•	Healthcare

•	Energy

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 5 — Segment Information to the notes to our consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense related to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to retention incentives (see Note 10 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior year segment data has been reclassified to be consistent with the presentation in the current year.

Disputes, Investigations & Economics
	For the Year Ended December 31,			2013 over 2012 Increase (Decrease) Percentage	2012 over 2011 Increase (Decrease) Percentage
	2013	2012	2011
Revenues before reimbursements (in 000s)	$301,545	$340,036	$338,965	(11.3)	0.3
Total revenues (in 000s)	$326,130	$364,426	$370,850	(10.5)	(1.7)
Segment operating profit (in 000s)	$99,828	$123,288	$122,672	(19.0)	0.5

Key segment operating metrics:
Segment operating profit margin	33.1%	36.3%	36.2%	(8.8)	0.3
Average FTE — Consulting	548	611	668	(10.3)	(8.5)
Average FTE — Technology, Data & Process	192	181	126	6.1	43.7
Average utilization rates based on 1,850 hours	71%	74%	75%	(4.1)	(1.3)
Average bill rate	$351	$343	$326	2.3	5.2

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

RBR for this segment decreased 11.3% in 2013 compared to 2012. The decrease was partially driven by the January 2013 sale of a portion of the economics business within the segment (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further information on the sale). In addition, lower demand for our general litigation and forensic accounting services and a general decline in our international businesses within this segment contributed to the decrease in RBR. The decrease was partially offset by new business from our December 2012 acquisition of AFE and increased activity in healthcare disputes partially driven by a third quarter 2013 acquisition (see Note 3 — Acquisitions to the notes to our consolidated financial statements). Including the impact of our acquisitions on a pro forma basis, RBR decreased 17.1% for 2013 compared to 2012. Average FTE — Consulting decreased 10.3% for 2013 compared to 2012, mainly due to planned and unplanned attrition. For the same period average FTE — Technology, Data & Process increased 6.1% due to the increased staffing associated with technology-related services. Average bill rate increased 2.3% and utilization decreased 4.1% for 2013 compared to 2012. For 2013, segment operating profit decreased $23.5 million and segment operating profit margins decreased 3.2 percentage points compared to 2012. Margins for 2013 compared to 2012 were impacted in part by the decreased utilization across the segment. In addition, slightly higher severance costs which were $2.4 million and $1.9 million for 2013 and 2012, respectively, contributed to the lower margin. Our Technology, Data & Process business also had lower margins due to lower contract rates for certain high volume customers, higher wages and incremental data storage costs. In addition, we have incurred certain costs relating to projects for which revenues may be recorded in future periods as contingencies are resolved.

RBR for this segment was flat between 2012 and 2011. The demand for our general litigation, economics, forensic accounting, and U.S. construction services declined, but was offset by continued strength in financial services litigation and significant growth in our technology related services, international arbitration engagements, and non-U.S. construction practice. Average FTE — Consulting decreased by 8.5% in 2012 compared to 2011 due to attrition and headcount reductions in response to lower demand in our general litigation and economics work. For the same period FTE — Technology, Data & Process increased 43.7% due to the higher demand for technology related services. Average bill rates increased 5.2% during 2012 compared to 2011, due to planned rate increases and project and consultant mix. Utilization decreased by 1.3% during 2012 compared to 2011. Including the impact of our acquisitions on a pro forma basis, RBR decreased 1.4% for 2012 compared to 2011. Segment operating profit increased by $0.6 million and segment operating profit margins remained relatively flat for 2012 compared to 2011, mainly a result of higher information technology costs incurred to support growth in technology services offset by lower wages related to reduced –FTE-Consulting. Severance expense for 2012 and 2011 was $1.9 million and $1.8 million, respectively.

Financial, Risk & Compliance
	For the Year Ended December 31,			2013 over 2012 Increase (Decrease) Percentage	2012 over 2011 Increase (Decrease) Percentage
	2013	2012	2011
Revenues before reimbursements (in 000s)	$155,656	$141,421	$112,047	10.1	26.2
Total revenues (in 000s)	$190,116	$177,722	$129,693	7.0	37.0
Segment operating profit (in 000s)	$62,487	$55,926	$38,079	11.7	46.9

Key segment operating metrics:
Segment operating profit margin	40.1%	39.5%	34.0%	1.5	16.2
Average FTE — Consulting	226	212	186	6.6	14.0
Average utilization rates based on 1,850 hours	82%	71%	81%	15.5	(12.3)
Average bill rate	$271	$292	$333	(7.2)	(12.3)

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions, anti-money laundering, valuation and restructuring consulting to clients in a broad variety of industries.

RBR for this segment increased 10.1% for 2013 compared to 2012. RBR reflected increased activity in regulatory compliance, including a large anti-money laundering engagement and financial services engagements partially offset by lower RBR for restructuring related services and mortgage servicing review engagements. The United Kingdom financial services advisory business was sold on July 8, 2013 (see Note 4 — Dispositions and Discontinued Operations to the notes to our audited consolidated financial statements), and as such, the results of this disposed business are now presented as discontinued operations. This segment had $4.6 million of performance-based fees for 2013 compared to $5.9 million for 2012. Average FTE — Consulting increased 6.6% for 2013 compared to 2012 due to increased demand for the financial services engagements and the conversion of certain project employees to full-time employee status. Average bill rate decreased 7.2% and utilization increased 15.5% for 2013 compared to 2012, which reflected the impact of a recent increase in regulatory compliance activity, including a large anti-money laundering engagement, and activity relating to financial services engagements offset by lower restructuring-related advisory services. Segment operating profit increased $6.6 million and segment operating profit margins increased 0.6 percentage points mainly reflecting the increase in utilization and lower performance-based incentive compensation expense offset by an increase in commissions expense.

RBR for this segment increased 26.2% for 2012 compared to 2011. This segment achieved significant growth, due to several large engagements in the mortgage servicing review area, which was partially offset by a decline in revenues from restructuring, investigation, anti-money laundering, anti-bribery, and corruption areas. Lower performance-based fees added to the decline, totaling $5.9 million and $11.5 million for 2012 and 2011, respectively, which mainly related to our restructuring business. Average FTE — Consulting increased 14.0% for 2012 compared to 2011, mainly due to ramp-up of the mortgage servicing review engagements in 2012. For 2012 compared to 2011, average bill rate decreased 12.3% due to leverage and project mix. Utilization decreased 12.3% for the same period. However, this metric is not as meaningful for this segment due to the utilization of a large number of contract and temporary staff, primarily for the labor-intensive mortgage servicing review engagements, who are not reflected in the utilization or FTE metrics. For 2012, segment operating profit increased $17.8 million, and segment operating profit margins increased 5.5 percentage points compared to 2011, mainly due to project mix, margins on contract and temporary staff offset by an increase in wages and benefits related to additional headcount and lower performance-based incentives in 2012.

Healthcare
	For the Year Ended December 31,			2013 over 2012 Increase (Decrease) Percentage	2012 over 2011 Increase (Decrease) Percentage
	2013	2012	2011
Revenues before reimbursements (in 000s)	$182,783	$151,065	$134,611	21.0	12.2
Total revenues (in 000s)	$205,215	$170,150	$151,841	20.6	12.1
Segment operating profit (in 000s)	$67,696	$50,959	$42,739	32.8	19.2

Key segment operating metrics:
Segment operating profit margin	37.0%	33.7%	31.8%	9.8	6.0
Average FTE — Consulting	435	376	361	15.7	4.2
Average FTE — Technology, Data & Process	212	155	121	36.8	28.1
Average utilization rates based on 1,850 hours	76%	79%	77%	(3.8)	2.6
Average bill rate	$257	$247	$243	4.0	1.6

The Healthcare segment provides strategy consulting, revenue cycle management, performance improvement, program management, physician practice management and outsourcing and technology solutions to health systems, physician practice groups, health insurance providers, governmental agencies and life sciences companies.

RBR for this segment increased 21.0% for 2013 compared to 2012. Demand continues to be strong for our service offerings in helping clients address ongoing changes in the U.S. healthcare landscape. Higher demand for revenue cycle consulting and outsourcing services contributed to the increase. In addition, the life sciences team continued to perform well with the 2012 acquisition of Easton Associates. Utilization decreased 3.8% to 76% for 2013 compared to 2012 due to changes in project mix and new hiring. Average FTE — Consulting increased 15.7% for 2013 compared to 2012 due to new hires and acquisitions. Average bill rate increased 4.0% for the same period due to rate increases and change in project mix. Including the impact of our acquisitions on a pro forma basis, RBR increased 13.6% for 2013 compared to 2012. For 2013, segment operating profit increased $16.7 million, and segment operating profit margin increased 3.3 percentage points compared to 2012 due to high RBR growth and cost benefits of scaling the business.

RBR for this segment increased 12.2% for 2012 compared to 2011. The increase was due to consulting services driven by the Affordable Care Act and strong demand in the life sciences consulting area, which resulted in the acquisition of Easton Associates in the fourth quarter of 2012. Utilization increased 2.6% to 79% for 2012 from 2011. Average FTE — Consulting increased 4.2% as a result of recent hires and our acquisitions. Average FTE — Technology, Data & Process increased 28.1% for 2012 compared to 2011 to support our growing revenue cycle outsourcing and technology solutions services. Average bill rate increased 1.6% for the same period. Including the impact of our acquisitions on a pro forma basis, RBR increased 6.8% for 2012 compared to 2011. For 2012, segment operating profit increased $8.2 million, and segment operating profit margin increased 1.9 percentage points compared to 2011 due to higher revenue and improved expense management which were partially offset by increased performance-based incentive compensation expense.

Energy
	For the Year Ended December 31,			2013 over 2012 Increase (Decrease) Percentage	2012 over 2011 Increase (Decrease) Percentage
	2013	2012	2011
Revenues before reimbursements (in 000s)	$94,449	$89,668	$85,666	5.3	4.7
Total revenues (in 000s)	$114,124	$105,899	$102,330	7.8	3.5
Segment operating profit (in 000s)	$31,280	$31,721	$32,882	(1.4)	(3.5)

Key segment operating metrics:
Segment operating profit margin	33.1%	35.4%	38.4%	(6.5)	(7.8)
Average FTE — Consulting	314	307	294	2.3	4.4
Average FTE — Technology, Data & Process	47	25	—	88.0	—
Average utilization rates based on 1,850 hours	75%	77%	80%	(2.6)	(3.8)
Average bill rate	$190	$190	$189	—	0.5

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

RBR for this segment increased 5.3% for 2013 compared to 2012. The increase was partially driven by our acquisition of Pike Research in July 2012. Additionally, RBR increased due to continued demand for energy efficiency and smart meter related engagements. These increases were partially offset by the negative impact resulting from the report issued by the Moreland Commission in New York State in late June 2013. On November 27, 2013, we reported that the United States Attorney’s Office closed its investigation into the issues raised by the Moreland Commission Report with no indication of wrongdoing by us or any of our employees.

Utilization decreased 2.6% for 2013 compared to 2012. Average FTE — Consulting increased 2.3% for 2013 compared to 2012 mainly due to new hires to support the energy efficiency demand while average FTE — Technology, Data & Process increased mainly due to the acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, RBR increased 3.4% for 2013 compared to 2012. For 2013, segment operating profit decreased $0.4 million, and segment operating profit margin decreased 2.3 percentage points compared to 2012. Margins decreased due to additional investing in the energy market research area, decrease in utilization as a result of the Moreland Commission Report mentioned above, and severance expenses which were $1.3 million for 2013 compared to nominal severance expenses for 2012.

RBR for this segment increased 4.7% for 2012 compared to 2011. The increase was driven by our acquisition of Pike Research in July 2012, as well as increased demand for our energy efficiency services, partially offset by decreased demand in operational consulting for utilities. Utilization decreased 3.8% for 2012 compared to 2011. Average FTE — Consulting increased 4.4% for 2012 compared to 2011 mainly due to increases in energy efficiency while average FTE — Technology, Data & Process grew mainly due to our acquisition of Pike Research. Including the impact of our acquisition of Pike Research on a pro forma basis, RBR increased 2.5% for 2012 compared to 2011. Despite higher RBR for 2012, segment operating profit decreased $1.2 million, and segment operating profit margin decreased 3.0 percentage points for 2012 compared to 2011 due to higher wages as well as lower margins relating to the Pike Research acquisition in 2012.

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information. The unaudited quarterly financial information was prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with our consolidated financial statements and related notes thereto. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter. Discontinued operations have been reclassified to (loss) income from discontinued operations, net of tax for all periods (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements)

The amounts in the following table are in thousands, except for per share data:

	Dec. 31, 2013	Sep. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	June 30, 2012	Mar. 31, 2012
Revenues before reimbursements	$177,789	$186,444	$187,066	$183,134	$189,326	$176,365	$175,697	$180,802
Reimbursements	27,035	25,163	22,589	26,365	29,586	25,765	21,705	18,951

Total revenues	204,824	211,607	209,655	209,499	218,912	202,130	197,402	199,753
Cost of services before reimbursable expenses	120,390	122,165	122,360	123,052	121,867	117,910	117,062	119,505
Reimbursable expenses	27,035	25,163	22,589	26,365	29,586	25,765	21,705	18,951

Total costs of services	147,425	147,328	144,949	149,417	151,453	143,675	138,767	138,456
General and administrative expenses	28,043	33,914	32,556	32,566	36,661	33,100	35,754	35,680
Depreciation expense	4,228	4,122	4,100	3,730	4,112	3,618	3,740	3,516
Amortization expense	1,600	1,815	1,713	1,698	1,888	1,504	1,650	1,725
Other operating costs:
Contingent acquisition liability adjustment	(3,399)	(2,000)	—	—	445	—	620	—
Office consolidation	—	(150)	290	208	580	—	—	—
Gain on disposition of assets	—	—	—	(1,715)	—	—	—	—

Operating income	26,927	26,578	26,047	23,595	23,773	20,233	16,871	20,376
Interest expense	942	1,094	1,172	1,225	1,267	1,297	1,426	1,463
Interest income	(92)	(96)	(112)	(163)	(286)	(167)	(181)	(238)
Other expense (income), net	218	99	6	(148)	(134)	95	(144)	105

Income from continuing operations before income tax expense	25,859	25,481	24,981	22,681	22,926	19,008	15,770	19,046
Income tax expense	11,640	11,952	10,732	9,566	9,774	7,797	6,614	8,333

Net income from continuing operations	14,219	13,529	14,249	13,115	13,152	11,211	9,156	10,713
(Loss) income from discontinued operations, net of tax	—	(3,303)	(299)	683	375	233	400	929

Net income	$14,219	$10,226	$13,950	$13,798	$13,527	$11,444	$9,556	$11,642

Basic per share data
Net income from continuing operations	$0.29	$0.27	$0.28	$0.26	$0.26	$0.22	$0.18	$0.21
(Loss) income from discontinued operations, net of tax	—	(0.07)	(0.01)	0.01	0.01	—	0.01	0.02
Net income	0.29	0.21	0.28	0.27	0.27	0.22	0.19	0.23
Shares used in computing per basic share data	49,174	49,573	50,041	50,295	50,568	50,863	51,112	51,032
Diluted per share data
Net income from continuing operations	$0.28	$0.27	$0.28	$0.26	$0.26	$0.22	$0.18	$0.21
(Loss) income from discontinued operations, net of tax	—	(0.07)	(0.01)	0.01	0.01	—	0.01	0.02
Net income	0.28	0.20	0.27	0.27	0.26	0.22	0.18	0.22
Shares used in computing per diluted share data	50,603	50,762	51,022	51,360	51,340	51,460	51,685	51,797

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

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the years ended December 31:

	2013	2012	2011
Net cash provided by operating activities	$119,769	$75,962	$111,367
Net cash used in investing activities	$(10,384)	$(54,621)	(34,813)
Net cash used in financing activities	$(108,437)	$(23,386)	(75,391)

Generally, our net cash provided by operating activities is used to fund our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ cash requirements are generally lower. During the year ended December 31, 2013, we continued our share repurchase program initiated in the fourth quarter of 2011, and received proceeds of $17.0 million, net of selling costs from two dispositions (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements). Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenue. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 65 days at December 31, 2013, compared to 72 days at December 31, 2012. DSO is reported on a historical basis and is inclusive of discontinued operations.

Operating Activities

Net cash provided by operating activities was $119.8 million for the year ended December 31, 2013 compared to $76.0 million for the corresponding period in 2012. The increase in cash provided by operating activities was primarily due to lower incentive bonus payments for the 2012 performance year paid in 2013 compared to the incentive bonus payments for the 2011 performance year paid in 2012, higher net income, increased accounts receivable collections and a decrease in cash used for incentive loans, retention and sign-on bonuses. The decrease in net cash provided by operating activities for 2012 compared to 2011 related to higher incentive bonus payments for the 2011 performance year paid in 2012 and lower accounts receivable collections in 2012 compared to 2011.

Investing Activities

Net cash used in investing activities was $10.4 million for the year ended December 31, 2013 compared to $54.6 million and $34.8 million in 2012 and 2011, respectively. Cash used in investing activities was lower in 2013 compared to 2012 due in part to proceeds of $17.0 million from two dispositions in 2013 (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements). In addition, lower capital expenditures primarily associated with reduced technology infrastructure spending, lower investments in office facilities and lower acquisition spending during 2013 compared to 2012 contributed to the decrease in cash used in investing activities. Cash used in investing activities was higher in 2012 compared to 2011 due to higher acquisition activity, higher capital expenditures relating to technology infrastructure and higher office facility expenditures offset by lower deferred acquisition liability payments in 2012 compared to 2011.

Financing Activities

Net cash used in financing activities was $108.4 million for the year ended December 31, 2013 compared to cash used in financing activities of $23.4 million and $75.4 million in 2012 and 2011, respectively. The increase in cash used in financing activities was primarily due to higher debt repayments, net of borrowings, as a result of higher cash provided by operations and lower investing activity in 2013 compared to 2012. In addition, during the years ended December 31, 2013, we purchased 2,059,220 shares of our common stock in the open market for $28.3 million compared to 1,601,906 shares for $18.9 million and 234,300 shares of our common stock for $2.6 million during the year, ended December 31, 2012 and 2011, respectively. The decrease in cash used in financing activities in 2012 was primarily due to lower debt repayments, net of borrowings, due to higher investment spending, an increase in stock repurchases which began in 2011 and lower cash flow from operations.

Debt, Commitments and Capital

For further information regarding our debt, see Note 12 —Bank Debt to the notes to our consolidated financial statements.

At December 31, 2013, we had total contractual obligations of $167.9 million. The following table shows the components of our significant commitments at December 31, 2013 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2014	2015 to 2016	2017 to 2018	Thereafter
Deferred acquisition liabilities(a)	$13,811	$5,773	$5,472	$2,566	$—
Purchase agreements(b)	6,739	4,415	2,324	—	—
Revolving credit facility(c)	56,673	—	—	56,673	—
Lease commitments(d)	90,709	21,146	32,877	20,010	16,676

Total contractual obligations	$167,932	$31,334	$40,673	$79,249	$16,676

a)	At December 31, 2013, we had $13.8 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $6.3 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reach their maximum target, our maximum deferred acquisition liability would be $21.5 million at December 31, 2013.

b)	We have obligations recorded in other current liabilities and other non-current liabilities of approximately $6.7 million (reflected in the table above) primarily relating to costs associated with information technology purchases associated with our technology, data & process businesses. In addition, we have various contracts with information technology related vendors to support our enterprise reporting system which contain termination clauses allowing us to terminate the contracts for a penalty. Currently, we do not expect to terminate these contracts under which we expect to pay approximately $11.7 million over the next four years through 2018. These potential payments are not reflected in the table above.

c)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 12 — Bank Debt to the notes to our consolidated financial statements for further information on our credit facility.

d)	Lease commitments at December 31, 2013 include $1.8 million relating to offices we have abandoned or reduced excess space within, which have been subleased or are available for sublease. At December 31, 2013, we had contractual subleases of $2.0 million, which is not reflected in the commitment table above. Sublease income would offset our base-rent related cash outlays.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. On February 11, 2014, our board of directors increased the stock repurchase authorization by approximately $50 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100 million in shares of our common stock during the two year period ending December 31, 2015. During the year ended December 31, 2013, we repurchased 2,059,220 shares for $28.3 million. Through December 31, 2013, we have repurchased an aggregate of 3,895,426 shares for approximately $49.8 million under this program.

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

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are included in our revenue as applicable and are passed through to other cost of services. Typically, reimbursable expenses are recognized as revenue during the period in which the expenses are incurred.

Revenues recognized for services performed but not yet billed are recorded as unbilled receivables on our consolidated balance sheet. Advance payments and retainers are recorded as deferred revenue and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

Accounts Receivable Realization

We maintain allowances for doubtful accounts for estimated losses resulting from our clients’ inability to make required cash payments of amounts due to us or for disputes that affect our ability to fully collect our billed accounts receivable or for potential fee reductions negotiated by clients. Our estimation is based on historical collection and our review and assessment of our clients’ likelihood to make required cash payments of amounts due to us. Estimated losses may vary from actual results. If our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Notes Receivable and Prepaid Sign-on and Retention Bonuses

We grant and pay sign-on and retention bonuses to attract and retain certain senior-level consultants and administrative personnel. Generally, we require grantees to sign incentive recovery agreements, which obligate the grantees to fulfill a service term, typically between one to five years. If this service term is not fulfilled, the monetary equivalent of the uncompleted service term is required to be paid back to us. We record paid sign-on and retention bonuses to current and non-current other assets, and the bonuses are amortized as compensation expense over the service period as defined by the incentive recovery agreements. Certain sign-on and retention bonuses of relatively low amounts are expensed to compensation expense when paid.

We also issue notes receivable in the form of unsecured employee loans with terms generally three to five years. These loans were issued to recruit and retain certain senior-level consultants. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the term of the loans, so long as the consultants continue employment and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans and accrued interest is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate and is recorded as interest income.

We maintain a reserve based on our historical forfeiture rate of our sign-on and retention bonuses. The collectability of the incentive loans is reviewed on a quarterly basis based on our assessment of the employee’s ability to repay the loan should the contractual requirements of the loan not be fulfilled.

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

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include customer lists and relationships, employee non-compete agreements, backlog revenue and trade names. These assets are subject to changes in events or circumstances that could impact their carrying value.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standards Codification 350 (ASC 350), is an operating segment of a business one level below if discrete financial information is available and regularly reviewed by segment management. At December 31, 2013, we had four operating segments which are also considered to be our reporting units, as follows: Disputes, Investigations & Economics, Financial, Risk & Compliance, Healthcare and Energy.

On January 1, 2012, we adopted the principles prescribed in Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU Topic 350”) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, we would not be required to perform a two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

We determine the fair value of a reporting unit by using an equal weighting of estimated fair value using the income and market approaches. The income approach uses estimated future cash flows and terminal values. Assumptions used to determine future cash flows include: forecasted growth rates; profit margins; longer-term historical performance and cost of capital. Our assumptions are consistent with our internal projections and operating plans. Our internal projections and operating plans and thus our estimated fair value may be impacted by the overall economic environment. Our assumptions may change as a result of, among other things: changes in our estimated business future growth rate; profit margin; long-term outlook; market valuations of comparable companies; the ability to retain key personnel; changes in operating segments; competitive environment and weighted average cost of capital. Under the market approach for determining fair value, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to the valuation can be readily observable, market-corroborated or unobservable. Wherever possible, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs; however, due to the use of our own assumptions about the inputs in measuring fair value, our goodwill impairment testing also makes use of significant unobservable inputs. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other things.

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

Our annual goodwill impairment test was completed in the second quarter of 2013 and was completed for each of our four reporting units. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

Intangible assets with definite lives are amortized based on the estimated period of consumption. Changes in these estimations may result in additional or accelerated amortization expense. We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

Further information regarding our goodwill balances and current year impairment testing and review can be found in Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

Share-Based Compensation

We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock and restricted stock units that we grant under our long-term incentive plans in the financial statements based on their grant date fair value. Management judgment is required in order to (i) estimate the fair value of certain share-based payments, (ii) determine the expected attribution period and (iii) assess expected future forfeitures. Additionally, certain share-based awards are granted and vest based on the achievement of certain performance goals which requires us to estimate the probability of whether or not the goals will be achieved.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 — Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (Topic 220). This ASU requires disclosure of significant reclassifications out of accumulated other comprehensive income. The ASU is to be applied prospectively and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013 and have presented all significant reclassifications in the Consolidated Statements of Comprehensive Income.

In March 2013, the FASB issued Accounting Standards Update (ASU) 2013-05 — Foreign Currency Matters (Topic 830). This update clarifies when to release the cumulative translation adjustment into net income when a parent of a foreign subsidiary sells a portion or all of its investment in a foreign entity. This guidance becomes effective for year end and interim periods beginning after December 15, 2013 and early adoption was permitted. In connection with our sale of the financial services business in the United Kingdom and as permitted, we elected to adopt this standard as of January 1, 2013. In accordance with the ASU, no cumulative translation adjustment was recognized as a result of the disposition during the year ended December 31, 2013.

In July 2013, the FASB issued ASU 2013-11 — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This update requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with limited exceptions. This guidance becomes effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently evaluating the effect this pronouncement will have on our consolidated statements of financial position, however, we do not expect the effect to be material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At December 31, 2013, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At December 31, 2013, our interest rate derivatives effectively fixed our LIBOR base rate on $30.0 million of our debt. Based on borrowings under the credit facility at December 31, 2013 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $26.7 million of debt, and each quarter point change in market interest rates would result in approximately a $0.1 million change in annual interest expense.

At December 31, 2013, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2013, we had net assets of approximately $72.9 million with a functional currency of the United Kingdom Pound Sterling and $22.7 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At December 31, 2013, we had net liabilities denominated in the non-functional currency of approximately $1.8 million. As such, a ten percent change in the value of the local currency would result in $0.2 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2013 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (1992). In the course of its evaluation, management concluded that we maintained effective control over financial reporting at December 31, 2013.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited Navigant Consulting, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navigant Consulting, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the financial statement schedule as listed in the accompanying index, and our report dated February 14, 2014 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/    KPMG LLP

Chicago, Illinois

February 14, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 15, 2014 (the “2014 Proxy Statement”) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be included under the headings “Stock Ownership of Directors, Executive Officers and Principal Holders” in the 2014 Proxy Statement and is incorporated herein by reference.

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2014 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to the Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

3.2	By-Laws of Navigant Consulting, Inc., as amended on July 25, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2007).

3.3	Amendment to By-Laws of Navigant Consulting, Inc., effective as of December 16, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2010).

10.1†	Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Notice and Proxy Statement filed with the SEC on March 28, 2007).

10.2†	First Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2008).

10.3†	Second Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of December 18, 2009 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.4†	Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002).

10.5†	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan, effective as of April 16, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.6†	Navigant Consulting, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.7†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.8†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (incorporated by reference to Exhibit A to our Definitive Notice and Proxy Statement filed with the SEC on March 27, 2006).

10.9†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.10†	Second Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of December 31, 2009 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.12†	Form of Amendment No. 1 to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2011).

Exhibit No.	Description
10.13†	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.14†	Form of Non-Qualified Stock Option Award Agreement (March 2012 Grants) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.15†	Form of Performance-Based Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.16†	Form of Non-Employee Director Stock Option Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.17†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.18†	Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.19†	Form of Executive Officer Stock Option Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.20†	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.21†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Vesting) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.22†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Separation From Service) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.23†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.24†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.25†	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.26†	First Amendment to Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.27†	Second Amendment to Employment Agreement, effective as of May 11, 2012, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.28†	Letter Agreement, dated June 28, 2012, between Navigant Consulting, Inc. and William M. Goodyear Regarding Grants of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

Exhibit No.	Description
10.29†	Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and Julie M. Howard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.30†	Employment Agreement, dated as of November 10, 2008, between Navigant Consulting, Inc. and Thomas A. Nardi (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2008).

10.31†	First Amendment to Employment Agreement between Thomas A. Nardi and Navigant Consulting, Inc., effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.32†	Amended and Restated Employment Agreement, effective as of October 1, 2013, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 4, 2013).

10.33†	Employment Agreement, dated as of October 23, 2012, between Navigant Consulting, Inc. and Lee A. Spirer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.34†	Employment Agreement, dated as of February 22, 2013, between Navigant Consulting, Inc. and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013).

10.35	Credit Agreement, dated as of May 27, 2011, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.36	First Amendment to Credit Agreement, dated as of September 19, 2013, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 24, 2013).

21.1	Significant Subsidiaries of Navigant Consulting, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

/s/ JULIE M. HOWARD
Julie M. Howard
Chief Executive Officer

Date: February 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JULIE M. HOWARD Julie M. Howard	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2014

/s/ LUCINDA M. BAIER Lucinda M. Baier	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2014

/s/ SCOTT S. HARPER Scott S. Harper	Executive Director and Controller (Principal Accounting Officer)	February 14, 2014

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Executive Chairman	February 14, 2014

/s/ THOMAS A. GILDEHAUS Thomas A. Gildehaus	Director	February 14, 2014

/s/ CYNTHIA A. GLASSMAN Hon. Cynthia A. Glassman	Director	February 14, 2014

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 14, 2014

/s/ PETER B. POND Peter B. Pond	Director	February 14, 2014

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 14, 2014

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	February 14, 2014

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 14, 2014

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 14, 2014

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,968	$1,052
Accounts receivable, net	167,066	198,709
Prepaid expenses and other current assets	24,554	25,054
Deferred income tax assets	17,314	17,821

Total current assets	210,902	242,636
Non-current assets:
Property and equipment, net	44,338	45,342
Intangible assets, net	10,778	16,123
Goodwill	615,343	619,932
Other assets	22,836	30,417

Total assets	$904,197	$954,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,415	$18,042
Accrued liabilities	12,691	11,557
Accrued compensation-related costs	78,610	84,813
Income tax payable	1,137	7,129
Other current liabilities	32,009	35,754

Total current liabilities	137,862	157,295
Non-current liabilities:
Deferred income tax liabilities	86,571	67,623
Other non-current liabilities	26,016	35,606
Bank debt non-current	56,673	134,183

Total non-current liabilities	169,260	237,412

Total liabilities	307,122	394,707

Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000 shares authorized; 62,802 and 62,104 issued as of December 31, 2013 and 2012, respectively	63	62
Additional paid-in capital	598,724	582,363
Treasury stock, 13,770 and 11,587 shares as of December 31, 2013 and 2012, respectively	(247,106)	(216,500)
Retained earnings	254,735	202,542
Accumulated other comprehensive loss	(9,341)	(8,724)

Total stockholders’ equity	597,075	559,743

Total liabilities and stockholders’ equity	$904,197	$954,450

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended December 31,
	2013	2012	2011
Revenues before reimbursements	$734,433	$722,190	$671,289
Reimbursements	101,152	96,007	83,425

Total revenues	835,585	818,197	754,714
Cost of services before reimbursable expenses	487,967	476,344	449,417
Reimbursable expenses	101,152	96,007	83,425

Total costs of services	589,119	572,351	532,842
General and administrative expenses	127,079	141,195	130,430
Depreciation expense	16,180	14,986	13,303
Amortization expense	6,826	6,767	8,658
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(5,399)	1,065	—
Office consolidation, net	348	580	—
Gain on disposition of assets	(1,715)	—	—

Operating income	103,147	81,253	69,481
Interest expense	4,433	5,453	7,292
Interest income	(463)	(872)	(1,447)
Other (income) expense, net	175	(78)	(279)

Income from continuing operations before income tax expense	99,002	76,750	63,915
Income tax expense	43,890	32,518	27,770

Net income from continuing operations	55,112	44,232	36,145
(Loss) income from discontinued operations, net of tax	(2,919)	1,937	4,985

Net income	$52,193	$46,169	$41,130

Basic per share data
Net income from continuing operations	$1.11	$0.87	$0.71
(Loss) income from discontinued operations, net of tax	(0.06)	0.04	0.10

Net income	$1.05	$0.91	$0.81

Shares used in computing per basic share data	49,771	50,894	50,820
Diluted per share data
Net income from continuing operations	$1.08	$0.86	$0.70
(Loss) income from discontinued operations, net of tax	(0.06)	0.04	0.10

Net income	$1.02	$0.90	$0.80

Shares used in computing diluted per share data	50,951	51,572	51,371
Net income	$52,193	$46,169	$41,130
Other comprehensive income (loss), net of tax
Unrealized net gain (loss), foreign currency translation	(711)	4,088	(750)
Unrealized net loss on interest rate derivatives	(39)	(339)	(159)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	133	308	763

Other comprehensive income (loss), net of tax	(617)	4,057	(146)

Total comprehensive income, net of tax	$51,576	$50,226	$40,984

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock -holders’ Equity
Balance at December 31, 2010	60,606	(10,469)	$61	$564,214	$(206,162)	$(12,635)	$115,243	$460,721
Comprehensive income	—	—	—	—	—	(146)	41,130	40,984
Issuances of common stock related to business combinations	—	591	—	(5,630)	11,642	—	—	6,012
Other issuances of common stock	261	17	—	1,534	331	—	—	1,865
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	(943)	—	—	—	(943)
Vesting of restricted stock, net of forfeitures and tax withholdings	365	(43)	—	(340)	(855)	—	—	(1,195)
Share-based compensation expense	—	—	—	8,792	—	—	—	8,792
Repurchases of common stock	—	(234)	—	—	(2,558)	—	—	(2,558)

Balance at December 31, 2011	61,232	(10,138)	$61	$567,627	$(197,602)	$(12,781)	$156,373	$513,678
Comprehensive income	—	—	—	—	—	4,057	46,169	50,226
Issuances of common stock related to business combinations	—	289	—	—	2,551	—	—	2,551
Other issuances of common stock	385	14	1	3,001	281	—	—	3,283
Tax benefits (deficits) on stock options exercised and restricted stock vested	—	—	—	(99)	—	—	—	(99)
Vesting of restricted stock, net of forfeitures and tax withholdings	458	(121)	—	503	(2,306)	—	—	(1,803)
Share-based compensation expense	29	(29)	—	10,581	(554)	—	—	10,027
Additional paid-in capital recorded through compensation expense	—	—	—	750	—	—	—	750
Repurchases of common stock	—	(1,602)	—	—	(18,870)	—	—	(18,870)

Balance at December 31, 2012	62,104	(11,587)	$62	$582,363	$(216,500)	$(8,724)	$202,542	$559,743
Comprehensive income (loss)	—	—	—	—	—	(617)	52,193	51,576
Issuances of common stock	244	5	1	3,049	94	—	—	3,144
Tax benefits (deficits) on stock options exercised and restricted stock units vested	—	—	—	(438)	—	—	—	(438)
Vesting of restricted stock and restricted stock units net of forfeitures and tax withholdings	422	(97)	—	(261)	(1,783)	—	—	(2,044)
Share-based compensation expense	32	(32)	—	11,671	(592)	—	—	11,079
Additional paid-in capital recorded through compensation expense	—	—	—	2,340	—	—	—	2,340
Repurchases of common stock	—	(2,059)	—	—	(28,325)	—	—	(28,325)

Balance at December 31, 2013	62,802	(13,770)	$63	$598,724	$(247,106)	$(9,341)	$254,735	$597,075

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,

	2013	2012	2011
Cash flows from operating activities:
Net income	$52,193	$46,169	$41,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,180	14,986	13,303
Accelerated depreciation — office consolidation	498	—	—
Amortization expense	6,826	6,767	8,658
Amortization expense — external use software	459	—	—
Share-based compensation expense	11,079	10,027	8,792
Accretion of interest expense	942	630	836
Deferred income taxes	18,421	11,123	11,264
Allowance for doubtful accounts receivable	(107)	6,329	6,910
Contingent acquisition liability adjustments, net	(5,399)	1,065	—
Gain on disposition of assets	(1,715)	—	—
Loss on disposition of discontinued operations	3,675	—	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	19,604	(22,821)	(5,817)
Prepaid expenses and other assets	12,260	(2,668)	208
Accounts payable	(4,623)	1,754	5,353
Accrued liabilities	(382)	2,879	491
Accrued compensation-related costs	(3,470)	(10,794)	22,720
Income taxes payable	(6,386)	4,385	1,705
Other liabilities	(286)	6,131	(4,186)

Net cash provided by operating activities	119,769	75,962	111,367
Cash flows from investing activities:
Purchases of property and equipment	(14,217)	(20,052)	(10,375)
Acquisitions of businesses, net of cash acquired	(2,989)	(27,479)	(9,246)
Proceeds from dispositions, net of selling costs	16,973	—	—
Payments of acquisition liabilities	(6,866)	(4,856)	(14,967)
Capitalized external use software	(3,285)	(1,934)	—
Other, net	—	(300)	(225)

Net cash used in investing activities	(10,384)	(54,621)	(34,813)
Cash flows from financing activities:
Issuances of common stock	3,144	3,283	1,865
Repurchases of common stock	(28,325)	(18,870)	(2,558)
Payments of contingent acquisition liabilities	(3,287)	(8,580)	—
Payment upon termination of credit agreement	—	—	(250,613)
Proceeds from credit agreement	—	—	250,613
Repayments to banks	(382,045)	(347,877)	(284,456)
Borrowings from banks	304,499	349,729	218,078
Payments of term loan	—	—	(4,599)
Payments of debt issuance costs	(731)	—	(2,814)
Other, net	(1,692)	(1,071)	(907)

Net cash used in financing activities	(108,437)	(23,386)	(75,391)

Effect of exchange rate changes on cash and cash equivalents	(32)	128	(175)

Net increase (decrease) in cash and cash equivalents	916	(1,917)	988
Cash and cash equivalents at beginning of the period	1,052	2,969	1,981

Cash and cash equivalents at end of the period	$1,968	$1,052	$2,969

Supplemental Consolidated Cash Flow Information

	For the year ended December 31,

	2013	2012	2011
Interest paid	$2,912	$4,149	$5,818
Income taxes paid, net of refunds	$30,782	$15,935	$15,501

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to create and protect value in the face of complex and critical business risks and opportunities. Our professional service offerings include dispute, investigative, economic, operational, risk management and financial and regulatory advisory solutions. We provide our services to companies, legal counsel and governmental agencies facing the challenges of uncertainty, risk, distress and significant change. We provide services to and focus on industries undergoing substantial regulatory or structural change and highly technical, complex and legal issues affecting our clients that result from these transformations. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy, which were realigned during the second quarter of 2012.

We do not believe that any material subsequent events occurred during this period that requires disclosure in the notes to the consolidated financial statements.

We are headquartered in Chicago, Illinois and have offices in various cities within the United States, as well as offices in the United Kingdom, Canada, China, and United Arab Emirates and other countries outside the U.S. Our non-U.S. subsidiaries, in the aggregate, represented approximately 7%, 8% and 9% of our total revenues in 2013, 2012 and 2011, respectively.

Discontinued Operations

On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment (see Note 4 — Dispositions and Discontinued Operations). As a result of the sale, all significant cash flows from this business were eliminated, and we have no continuing involvement in the operations of this business. In accordance with FASB ASC Topic 205 “Presentation of Financial Statements” (ASC Topic 205) and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Amounts previously reported in the consolidated statements of comprehensive income have been reclassified to conform to this presentation. Amounts associated with the discontinued operations included in the consolidated balance sheet as of December 31, 2012 are not considered to be material.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2013 and 2012 based upon the short-term nature of the assets and liabilities. In addition, the fair value of our bank debt considers counterparty credit risk and as of December 31, 2013, approximated carrying value as it bears interest at variable rates. As noted below, we maintain interest rate derivatives which are recorded at fair value (see Note 16 — Fair Value).

Accounts Receivable Realization

We maintain allowances for doubtful accounts for estimated losses resulting from our clients’ inability to make required cash payments of amounts due to us or for disputes that affect our ability to fully collect our billed accounts receivable or for potential fee reductions negotiated by clients. Our estimation is based on historical collection and our review and assessment of our clients’ likelihood to make required cash payments of amounts due to us. Estimated losses may vary from actual results. If our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If the collectability of billed amounts is not assured, an allowance is recorded to general and administrative expense. If the collectability of unbilled amounts is not assured or certain pricing adjustments are made, an allowance is recorded as a reduction to revenue.

Property and Equipment, Net

We record property and equipment at cost. We compute depreciation using the straight-line method based on the estimated useful lives of the assets, ranging from three to seven years for software, furniture, fixtures and equipment. We compute amortization of leasehold improvements over the shorter of the remaining lease term or the estimated useful life of the asset. The lease term of our leaseholds expire at various dates through 2022. During the years ended December 31, 2013, 2012 and 2011, we capitalized compensation costs related to internally developed software for internal use of $0.9 million, $0.9 million and $0.5 million, respectively. We capitalize internally developed software costs during the development stage.

Capitalized Software Utilized in Service Delivery

Prepaid expenses and other assets also include investments in capitalized external use software which is utilized to deliver services to or licensed to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

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

In addition, some of our operating leases contain exit clauses, which include termination fees associated with exiting a lease prior to the expiration of the lease term. We record termination obligations when we give notice to the landlord that we have elected to exercise the early termination clause of such agreement.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Receivable, Prepaid Sign-on and Retention Bonuses

We grant and pay sign-on and retention bonuses to attract and retain certain senior-level consultants and administrative personnel. Generally, we require grantees to sign incentive recovery agreements, which obligate the grantees to fulfill a service term, typically between one to five years. If such service term is not fulfilled, the monetary equivalent of the uncompleted service term is required to be paid back to us. We record paid sign-on and retention bonuses to current and non-current other assets and the bonuses are amortized as compensation expense over the service period as defined by the incentive recovery agreements. Certain sign-on and retention bonuses of relatively low amounts are expensed to compensation expense when paid.

We also issue notes receivable in the form of unsecured employee loans with terms that are generally three to five years. These loans are issued to recruit and retain certain senior-level consultants. The principal amount and accrued interest is either paid by the consultant or forgiven by us over the terms of the loans, so long as the consultant continues employment and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans and accrued interest is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate and is recorded as interest income.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets, other than goodwill, include customer lists and relationships, employee non-compete agreements, backlog revenue and trade names. These assets are subject to changes in events or circumstances that could impact their carrying value.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standard Codification (ASC) 350, is an operating segment of a business or one level below an operating segment if discrete financial information is available and regularly reviewed by segment management. At December 31, 2013, we had four operating segments which were also considered to be our reporting units, as follows: Disputes, Investigations & Economics, Financial, Risk & Compliance, Healthcare and Energy.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We determine the fair value of a reporting unit by using an equal weighting of estimated fair value using the income and market approaches. The income approach uses estimated future cash flows and terminal values. Assumptions used to determine future cash flows include: forecasted growth rates; profit margins; longer-term historical performance and cost of capital. Our assumptions are consistent with our internal projections and operating plans. Our internal projections and operating plans and thus our estimated fair value may be impacted by the overall economic environment. Our assumptions may change as a result of, among other things: changes in our estimated business future growth rate; profit margin; long-term outlook; market valuations of comparable companies; the ability to retain key personnel; changes in operating segments; competitive environment and weighted average cost of capital. Under the market approach for determining fair value, we adopt certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation. Inputs to the valuation can be readily observable, market-corroborated or unobservable. Wherever possible, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs; however, due to the use of our own assumptions about the inputs in measuring fair value, our goodwill impairment testing also makes use of significant unobservable inputs. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other things.

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

Our annual goodwill impairment test was completed in the second quarter of 2013 for each of our four reporting units. At that time, we completed the first step of the goodwill impairment test and determined that the estimated fair value of each reporting unit exceeded its net asset carrying value. Accordingly, there was no indication of impairment and the second step was not performed.

Intangible assets with definite lives are amortized based on the estimated period of consumption. We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

Further information regarding our goodwill balances and current year impairment testing and review can be found in Note 6 — Goodwill and Intangible Assets, Net.

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

In transaction or event-based billing arrangements, fees are tied to the completion of contractually defined requirements. In many cases, this contingent fee is earned in addition to an hourly or fixed fee, but is not recognized until certain milestones or objectives are met. We also recognize revenue from business referral fees or commissions on certain contractual outcomes. Revenue recognized by transaction or event-based billing arrangements may cause unusual variations in quarterly revenues and operating results.

In connection with recording revenues, estimates and assumptions are required in determining the expected conversion of the revenues to cash. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are included in our revenues as applicable and are passed through to other cost of services. Typically, reimbursable expenses are recognized as revenue during the period in which the expense is incurred.

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

Share-Based Compensation

We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock and restricted stock units that we grant under our long-term incentive plans in our consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting requiring the achievement of a specific financial performance goal at the end of the performance period and required service period are recognized over the performance period. Each reporting period, we reassess the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or are expected to be lower than initial expectations.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options grant date fair value is based on the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

Restricted stock and restricted stock unit fair value is based on the closing price of the underlying stock on the date of the grant.

At the time of the grant, we make an estimation of expected forfeitures based upon past experience. Compensation expense is recorded only for those awards expected to vest. Our forfeiture rate is reviewed periodically and may change from year to year.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during any of the years ended December 31, 2013, 2012 or 2011.

Treasury Stock

We account for treasury stock transactions at cost and for the reissuance of treasury stock using the average cost method.

Foreign Currency Translation

The balance sheets of our foreign subsidiaries are translated into United States dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign exchange transactions are recorded in the consolidated statements of comprehensive income. Such amounts were $0.4 million and $0.1 million losses for the years ended December 31, 2013 and 2012, respectively, and a $0.3 million gain for the year ended December 31, 2011.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income. Such instruments are recorded at fair value at each reporting date on a recurring basis. Changes in fair value as calculated are recorded in other comprehensive income (see Note 11 — Derivatives and Hedging Activity) only to the extent of effectiveness.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any ineffectiveness on the instruments would be recognized in the consolidated statements of comprehensive income. The differentials to be received or paid under the instruments are recognized in earnings over the life of the contract as adjustments to interest expense. During the years ended December 31, 2013, 2012 and 2011, we recorded no gain or loss due to ineffectiveness and recorded $0.2 million, $0.5 million and $1.3 million, respectively, in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2013, we expect no material expense related to these instruments in the year ending December 31, 2014.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. For the years ended December 31, 2013, 2012 and 2011, we recorded $5.4 million of operating benefit, $1.1 million of operating costs and zero, respectively, for these fair value adjustments. The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on Level 3 observable inputs. Further information regarding our contingent acquisition liability balances can be found in Note 16 — Fair Value.

Impairment of Long-Lived Assets

We review long-lived assets such as property and equipment and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans such as a disposition, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets to future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized. An impairment loss is recognized for the difference between the fair value and carrying value of the asset group.

Comprehensive Income

Comprehensive income consists of net income, unrealized foreign currency translation adjustments and unrealized net loss and/or gain on interest rate derivatives.

Discontinued operations

The results of operations for business components meeting the criteria for discontinued operations are presented as such in our consolidated statements of income. For periods prior to the designation as discontinued operations, we reclassify the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the disposal is presented as discontinued operations when recognized. The change in presentation for discontinued operations does not have any impact on our financial condition or results of operations. We combine the cash flows and assets and liabilities attributable to discontinued operations with

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the respective cash flows and assets and liabilities from continuing operations to the extent that they are immaterial. On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. All significant cash flows from this business were eliminated as a result of the sale, and we have no continuing involvement in the operations of this business, and as such, the results of operations for this business have been reclassified and presented as discontinued operations for all periods presented. See Note 4 — Dispositions and Discontinued Operations for further information.

3.	ACQUISITIONS

2013 Acquisition

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

2012 Acquisitions

On December 3, 2012, we acquired the assets of PFEC LLC (doing business as AFE Consulting) (AFE) to expand our economics consulting business. AFE provides expert and advisory services to clients with legal, business and other analytical challenges. This acquisition included 30 professionals and was integrated into our Disputes, Investigations & Economics segment. We paid $15.0 million in cash at closing, issued $2.5 million in common stock at closing, and have settled $2.5 million of the $5.0 million in deferred cash payments payable evenly on the first and second anniversaries of closing. The common stock issued at closing has a two-year restriction on sale or transfer. We considered the transfer restrictions on the common stock and estimated the fair value of the stock to be $2.2 million. AFE can also earn up to $10.0 million in one additional payment based on the business achieving certain performance targets over the four calendar years following the year of closing. The additional payment is due on the fourth anniversary of closing. We estimated the fair value of the contingent consideration on the date of closing to be $4.4 million. The common stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities at net present value. During the year ended December 31, 2013, we recorded $2.2 million of other operating benefit reflecting a fair value adjustment (see Note 16 — Fair Value) to reduce the estimated contingent consideration obligation during the year ended December 31, 2013. As part of the purchase price allocation, we recorded $3.1 million in identifiable intangible assets and $23.4 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On October 2, 2012, we acquired the assets of Easton Associates, LLC to expand our life science services in our healthcare advisory business within our Healthcare segment. Easton provides product and business strategy advisory services to companies in the life sciences and pharmaceutical industries. This acquisition included 47 professionals and has been integrated into our Healthcare segment. We paid $8.0 million in cash at closing and have a $4.1 million deferred cash payment payable in three equal installments on the first, second and third anniversary of closing. We paid $1.4 million of the deferred consideration in the fourth quarter 2013. As part of the purchase price allocation, we recorded $0.1 million in property and equipment, $1.9 million in identifiable intangible assets and $9.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 24, 2012, we acquired the assets of Empath Consulting, Inc. to expand our healthcare advisory services. Empath provides hospital work flow management and process control systems. This acquisition included eight professionals and has been integrated into our Healthcare segment. We paid $0.7 million in cash at closing and $0.8 million was subsequently paid in the third quarter 2013. Empath can earn up to $4.5 million in additional payments based on the business achieving certain performance targets over the 46 month period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $3.2 million. The deferred payments were recorded as other current and non-current liabilities. During the year ended December 31, 2013, we recorded $0.9 million of other operating benefit reflecting a fair value adjustment (see Note 16 — Fair Value) to reduce the estimated contingent consideration obligation in the year ended December 31, 2013. As part of the purchase price allocation, we recorded $0.7 million in other assets, $0.1 million in identifiable intangible assets and $3.9 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

On July 2, 2012, we acquired the assets of Pike Research, LLC to expand our energy advisory services. Pike Research is a market intelligence firm that provides in-depth analysis of global clean energy and smart technology markets. This acquisition included 33 professionals and has been integrated into our Energy segment. We paid $1.9 million in cash at closing and $0.7 million was subsequently paid during the three months ended September 30, 2013. Pike Research can earn up to $4.0 million of additional payments based on the business achieving certain performance targets over the three-year period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.5 million. The deferred payments were recorded as other current and non-current liabilities. During the year ended December 31, 2013, we recorded $2.3 million of other operating benefit reflecting a fair value adjustment (see Note 16 — Fair Value) to reduce the estimated contingent consideration obligation during the year ended December 31, 2013. As part of the purchase price allocation, we recorded $0.4 million in current assets, $0.7 million in liabilities, $0.1 million in identifiable intangible assets and $5.3 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Also, in November 2012, we acquired one small business, for a purchase price of $4.2 million, of which $2.6 million was paid in cash at closing. The acquired business was integrated into our Disputes, Investigations & Economics segment.

2011 Acquisitions

On July 15, 2011, we acquired the assets of Ignited Solutions, LLC to expand our technology advisory solutions services. Ignited was a discovery services consulting group specializing in electronic discovery data collection, data processing and data hosting. This acquisition included 27 professionals and has been integrated into our Disputes, Investigations & Economics segment. We paid $6.3 million in cash at closing, and Ignited could earn up to $3.0 million of additional payments based on the business achieving certain performance targets over the 30 months after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.6 million. The liability was recorded as other current and non-current liabilities. During the year ended December 31, 2012, we paid $1.0 million of the contingent consideration and recorded $0.4 million of other operating costs reflecting a fair value adjustment (see Note 16 — Fair Value) of the contingent consideration. During the first quarter 2013, we paid the remaining $2.0 million contingent consideration. As part of the purchase price allocation, we recorded $1.2 million in accounts receivable, $0.5 million in property and equipment, $1.5 million in identifiable intangible assets and $5.8 million in goodwill. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information

The following supplemental pro forma financial information was prepared as if the 2013 and 2012 acquisitions noted above had occurred as of January 1, 2012. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the Year Ended December 31,
	2013	2012
Total revenues	$840,083	$862,915
Income from continuing operations	$55,758	$50,116
Basic net income from continuing operations per basic share	$1.12	$0.98
Shares used in computing net income per basic share	49,771	51,182
Diluted net income from continuing operations per diluted share	$1.09	$0.97
Shares used in computing net income per diluted share	50,951	51,860

4.	DISPOSITIONS AND DISCONTINUED OPERATIONS

On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. The transaction included the transition of 45 employees to the purchaser. We received $1.4 million in cash, net of selling costs and a holdback for post-closing working capital adjustments. The sale agreement also allowed for contingent deferred proceeds of $2.5 million due to us on the 13th month anniversary after closing based on the achievement of certain performance targets. At the date of closing, we estimated the contingent deferred proceeds to be zero. As part of the transaction, we recorded a $3.7 million loss which has been included in (loss) income from discontinued operations, net of tax which reflected a reduction of $1.5 million in goodwill and $4.3 million in net assets. All significant cash flows from this business were eliminated as a result of the sale and we have no continuing involvement in the operations of this business. No tax benefit was recorded in connection with the sale as it was a non-taxable transaction.

The operating results of the United Kingdom financial services advisory business are reported in accordance with ASC Topic 205 as “discontinued operations.” All other operations are considered “continuing operations.” Summarized operating results of the discontinued operations are presented in the following table (in thousands):

	For the year ended December 31,
	2013	2012	2011
Revenues before reimbursements	$6,904	$21,193	$24,425
Total revenues	$9,035	$26,444	$29,970
(Loss) income from discontinued operations before income tax expense	$(2,680)	$2,605	$6,812
Income tax expense from discontinued operations	$239	$668	$1,827
(Loss) income from discontinued operations, net of tax	$(2,919)	$1,937	$4,985

On January 31, 2013, we sold a portion of the economics business within our Disputes, Investigations & Economics segment. This disposition facilitated the transition of four experts and certain engagements and approximately 40 other employees to the purchaser. We received $15.6 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $1.7 million gain in other operating benefit, which reflected a reduction of $7.4 million in goodwill and $6.5 million in working capital. The economics business remains a continuing operation and, as such, this transaction did not qualify as discontinued operations.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	SEGMENT INFORMATION

During the year ended December 31, 2012, we realigned our business segments. For further information regarding the realignment, see Item 1. Business included within this report.

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

•

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions, anti-money laundering, valuation and restructuring consulting to clients in a broad variety of industries.

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

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributed to certain retention incentives (see Note 9 — Share-based Compensation Expense and Note 10 — Supplemental Consolidated Balance Sheet Information). During the year ended December 31, 2013, we disposed of a portion of our Financial, Risk & Compliance segment and the results of operations from the disposed business have been classified as discontinued operations. As such, the segment information reflects results of segment operations on a continuing basis (see Note 4 — Dispositions and Discontinued Operations).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the segment operations has been summarized as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Revenues before reimbursements:
Disputes, Investigations & Economics	$301,545	$340,036	$338,965
Financial, Risk & Compliance	155,656	141,421	112,047
Healthcare	182,783	151,065	134,611
Energy	94,449	89,668	85,666

Total revenues before reimbursements	$734,433	$722,190	$671,289

Total revenues:
Disputes, Investigations & Economics	$326,130	$364,426	$370,850
Financial, Risk & Compliance	190,116	177,722	129,693
Healthcare	205,215	170,150	151,841
Energy	114,124	105,899	102,330

Total revenues	$835,585	$818,197	$754,714

Segment operating profit:
Disputes, Investigations & Economics	$99,828	$123,288	$122,672
Financial, Risk & Compliance	62,487	55,926	38,079
Healthcare	67,696	50,959	42,739
Energy	31,280	31,721	32,882

Total segment operating profit	261,291	261,894	236,372

Segment reconciliation to income from continuing operations before income tax expense:
Unallocated:
General and administrative expenses	127,079	141,195	130,430
Depreciation expense	16,180	14,986	13,303
Amortization expense	6,826	6,767	8,658
Other operating costs (benefit), net	(6,766)	1,645	—
Long-term compensation expense attributable to consultants (including share-based compensation expense)	14,825	16,048	14,500

Operating income	103,147	81,253	69,481
Interest and other expense, net	4,145	4,503	5,566

Income from continuing operations before income tax expense	$99,002	$76,750	$63,915

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	December 31, 2013	December 31, 2012
Disputes, Investigations & Economics	$443,417	$476,640
Financial, Risk & Compliance	89,498	99,269
Healthcare	173,066	175,430
Energy	101,851	102,487
Unallocated assets	96,365	100,624

Total assets	$904,197	$954,450

Geographic data

Total revenues and assets by geographic region were as follows (shown in thousands):

	For the year ended December 31,
	2013	2012
Total revenue:
United States	$777,108	$754,925
United Kingdom	44,530	50,446
Other	13,947	12,826

Total	$835,585	$818,197

	December 31, 2013	December 31, 2012
Total assets:
United States	$773,331	$809,027
United Kingdom	100,603	114,149
Other	30,263	31,274

Total	$904,197	$954,450

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	December 31, 2013	December 31, 2012
Goodwill	$620,768	$625,357
Less — accumulated amortization	(5,425)	(5,425)

Goodwill, net	$615,343	$619,932

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2012, we realigned our segments. As a result of the realignment, the composition of our reporting units changed. Our four reporting units are the same as our operating segments. In connection with the segment realignment, we re-assigned our goodwill balances using the relative fair value approach. The changes made to the January 1, 2012 goodwill balances of our reporting units, including as a result of the realignment, can be found in our Form 10-K for the year ended December 31, 2012. Changes made to our goodwill balances during the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy	Total Company
Goodwill, net as of January 1, 2012	$326,458	$56,962	$115,527	$71,333	$570,280
Acquisitions	26,900	—	13,704	5,266	45,870
Adjustments	(142)	(47)	—	—	(189)
Foreign currency	3,875	67	—	29	3,971

Goodwill, net as of December 31, 2012	$357,091	$56,982	$129,231	$76,628	$619,932
Acquisitions	4,302	—	—	—	4,302
Adjustments	(156)	(6)	(40)	—	(202)
Disposition	(7,350)	(1,519)	—	—	(8,869)
Foreign currency	334	(127)	—	(27)	180

Goodwill, net as of December 31, 2013	$354,221	$55,330	$129,191	$76,601	$615,343

We performed our annual goodwill impairment test as of May 31, 2013. The key assumptions used in our annual goodwill impairment test included: internal projections completed during our most recent quarterly forecasting process; profit margin improvement generally consistent with our longer-term historical performance; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; company specific risk considerations; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth. Based on our assumptions, the estimated fair value of each reporting unit as of May 31, 2013 exceeded its net asset carrying value. Accordingly, there was no indication of impairment of our goodwill.

Based on our fair value assumptions as of May 31, 2013, the excess of estimated fair value over net asset carrying value of each of our reporting units approximated 7% for Disputes, Investigations & Economics, 54% for Financial, Risk & Compliance, 34% for Healthcare and 39% for Energy. If the estimated fair value of our Disputes, Investigations & Economics reporting unit decreases in future periods, there is risk that in future periods the second step of the goodwill impairment test will be required, and an impairment could result. Our assumptions for this reporting unit include growth assumptions for newly acquired businesses and future investments. Our results are dependent on the success of those businesses and investments and their future growth at the anticipated levels.

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test. In addition we performed a sensitivity analysis based on current projections and evaluated various likelihoods of meeting the projections and the potential impact on our fair value. During the year ended December 31, 2013, we made certain adjustments to our contingent acquisition liabilities due to reduced performance expectations of the underlying acquired businesses. We reviewed the impact of both the reduced performance expectations and the

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced expected contingent acquisition liabilities owed to the sellers and determined that the resulting net impact on our reporting units was immaterial. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future.

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

Intangible assets consisted of (in thousands):

	December 31, 2013	December 31, 2012
Intangible assets:
Customer lists and relationships	$79,514	$78,462
Non-compete agreements	22,557	22,236
Other	24,297	24,570

Intangible assets, at cost	126,368	125,268
Less: accumulated amortization	(115,590)	(109,145)

Intangible assets, net	$10,778	$16,123

Our intangible assets have estimated remaining useful lives ranging up to eight years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At December 31, 2013, our intangible assets consisted of the following (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.3	$7,934
Non-compete agreements, net	4.0	1,610
Other intangible assets, net	1.9	1,234

Total intangible assets, net	3.2	$10,778

Total amortization expense was $6.8 million, $6.8 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2013 (in thousands):

Year Ending December 31,	Amount
2014	$4,858
2015	2,891
2016	1,478
2017	802
2018	505
Thereafter	244

Total	$10,778

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NET INCOME PER SHARE (EPS)

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

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the year ended December 31,
	2013	2012	2011
Basic shares	49,771	50,894	50,820
Employee stock options	117	92	87
Restricted stock and restricted stock units	949	562	264
Business combination obligations payable in fixed dollar amount of shares	—	—	200
Contingently issuable shares	114	24	—

Diluted shares	50,951	51,572	51,371

Antidilutive shares(1)	349	589	843

(1)	Shares subject to stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

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

8.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2013

During the year ended December 31, 2013, we repurchased 2,059,220 shares of our common stock at a weighted average price of $13.76. During the year ended December 31, 2013, $2.3 million relating to accrued incentive compensation liabilities for the 2012 performance year was recorded as additional paid-in capital at the time of grant of the restricted stock units in 2013.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013, stockholders’ equity included an accumulated other comprehensive loss balance of $9.3 million. This balance was comprised of an unrealized net foreign currency translation loss of $9.1 million and an unrealized net loss on interest rate derivatives of $0.2 million.

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

For the year ended December 31, 2011

During the year ended December 31, 2011, we issued 591,320 shares of our common stock valued at $5.8 million in connection with deferred purchase price obligations related to a 2008 acquisition.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock, in open market or private transactions. During the year ended December 31, 2011, we repurchased 234,300 shares of our common stock at a weighted average price of $10.92 under the extended authorization.

9.	SHARE-BASED COMPENSATION EXPENSE

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

As of December 31, 2013, there were 4.2 million shares available for future issuance under the 2012 Plan.

We record share-based compensation expense for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions. Our long-term incentive program for our senior-level consultants currently provides for either an award of restricted stock units or deferred cash. The value of the awards granted to eligible recipients is determined based on our financial performance for the prior fiscal year. In 2013, we recorded $2.0 million in other compensation expense. The share- based expense attributable to this program has not been included in the table below as the final form of the grant has not yet been determined. These awards will have an approximate grant date fair value of $8.0 million and will have a three year cliff vesting schedule from grant date beginning in 2014.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the amounts attributable to each category (in thousands):

	For the year ended December 31,
	2013	2012	2011
Amortization of restricted stock and restricted stock units awards	$9,977	$8,513	$7,536
Amortization of stock option awards	828	1,216	1,034
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	233	247	192

Total share-based compensation expense	$11,038	$9,976	$8,762

Total share-based compensation expense consisted of the following (in thousands):

	For the year ended December 31,
	2013	2012	2011
Cost of services before reimbursable expenses	$5,854	$5,646	$5,184
General and administrative expenses	5,184	4,330	3,578

Total share-based compensation expense	$11,038	$9,976	$8,762

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis.

Income tax benefits recorded in the accompanying consolidated statements of comprehensive income related to share-based compensation expense for the years ended December 31, 2013 and 2012 were $4.9 million and $4.2 million, respectively, using an effective income tax rate of 44 percent and 42 percent for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, we had $10.5 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the year ended December 31, 2013 we granted an aggregate of 1,166,975 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $13.5 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

Restricted Stock and Restricted Stock Units Outstanding

The measurement price of our restricted stock and restricted stock units is the market price of our common stock at the date of grant of the awards.

At December 31, 2013, we had $9.4 million of total compensation costs related to our unvested restricted stock and restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding restricted stock outstanding as of December 31, 2013:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$0.00 — $9.99	38	$9.51
$10.00 — $14.99	39	11.44
$15.00 — $19.99	130	18.68
$20.00 and above	10	20.21

Total restricted stock outstanding	217	$15.84

The median measurement price of the restricted stock outstanding at December 31, 2013 was $18.56.

The following table summarizes restricted stock activity for the year ended December 31, 2013:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock outstanding at beginning of the period	590	$15.05
Granted	—	—
Vested	(346)	14.62
Forfeited	(27)	15.74

Restricted stock outstanding at end of period	217	$15.84

The following table summarizes information regarding restricted stock units outstanding as of December 31, 2013:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$0.00 — $9.99	453	$9.83
$10.00 — $14.99	1,416	12.59
$15.00 — $19.99	10	15.91

Total restricted stock units outstanding	1,879	$11.94

The median measurement price of outstanding restricted stock units at December 31, 2013 was $11.84.

The following table summarizes restricted stock unit activity for the year ended December 31, 2013:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	1,192	$11.56
Granted	1,028	12.29
Vested	(156)	11.61
Forfeited	(185)	11.68

Restricted stock units outstanding at end of period	1,879	$11.94

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2013, we granted 1,028,236 restricted stock units. At the time of grant, the awards had a fair value of $12.6 million. Of the restricted stock units granted, 210,474 shares vest based upon the achievement of certain performance criteria or market conditions. The fair value of these awards based on an assessment of performance achievement at the time of grant was estimated to be $2.5 million.

Stock Options Outstanding

At December 31, 2013, the intrinsic value of the stock options outstanding and stock options exercisable was $5.3 million and $3.7 million, respectively, based on a market price of $19.20 per share for our common stock at December 31, 2013.

The following table summarizes stock option activity for the year ended December 31, 2013:

	Number of Shares (000s)	Weighted Average Exercise Price
Options outstanding beginning of the period	864	$13.08
Granted	139	13.17
Exercised	(94)	13.05
Forfeited	(129)	17.46

Options outstanding at end of the period	780	$12.37

Options exercisable at end of the period	521	$12.21

The following table summarizes information regarding stock options outstanding at December 31, 2013:

Range of Measurement Date Prices	Outstanding Shares (000s)	Average Measurement Date Price	Remaining Exercise Period (years)

$0.00 — $9.99	102	$9.56	3.3
$10.00 — $14.99	655	12.58	2.9
$15.00 — $19.99	14	17.67	0.3
$20.00 and above	9	20.56	0.2

Total	780	$12.37	2.9

The following table summarizes information regarding stock options exercisable at December 31, 2013:

Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (years)
$0.00 — $9.99	67	$9.56	3.3
$10.00 — $14.99	431	12.26	1.9
$15.00 — $19.99	14	17.67	0.3
$20.00 and above	9	20.56	0.2

Total	521	$12.21	2.0

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information regarding stock options outstanding under each plan at December 31, 2013:

Plan Category	Outstanding Shares (000s)	Weighted Average Exercise Price	Shares Remaining Available for Future Issuances (000s)
2005 and 2012 Long-Term Incentive Plans	771	$12.28	4,170
Supplemental Equity Incentive Plan	9	20.56	—

Total	780	$12.37	4,170

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

Stock Option Grants

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	2013	2012	2011
Fair value of options granted	$5.89	$6.14	$4.63
Expected volatility	55%	56%	57%
Risk free interest rate	0.7%	1.0%	2.1%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	4.5	4.5	4.5

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms or have a low probability of forfeiture based on the recipients of the stock options.

Employee Stock Purchase Plan

On May 3, 2006, our shareholders approved a new employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During each of the years ended December 31, 2013, 2012 and 2011, we recorded $0.2 million of compensation expense, respectively, related to the discount given on employee stock purchases through our employee stock purchase plan. During the years ended December 31, 2013, 2012 and 2011, we issued 164,941, 198,956 and 189,813 shares, respectively, of our common stock related to this plan.

The maximum number of shares of our common stock remaining at December 31, 2013 that can be issued under the employee stock purchase plan was 0.8 million shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are purchased by or issued to employees.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2013, 2012, and 2011, we received $3.1 million, $3.3 million, and $2.3 million, respectively, of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2013, 2012, and 2011, we generated tax benefits of $0.1 million, $0.2 million, and $0.3 million, respectively, related to employee stock option exercises.

10.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	December 31, 2013	December 31, 2012
Billed amounts	$121,335	$159,399
Engagements in process	55,650	54,685
Allowance for uncollectible accounts	(9,919)	(15,375)

Accounts receivable, net	$167,066	$198,709

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. During the year ended December 31, 2013, we experienced improved collections mainly during the fourth quarter resulting in a lower balance as of December 31, 2013.

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	December 31, 2013	December 31, 2012

Notes receivable — current	$4,906	$7,701
Other prepaid expenses and other current assets	19,648	17,353

Prepaid expenses and other current assets	$24,554	$25,054

Other Assets

The components of other assets were as follows (in thousands):

	December 31, 2013	December 31, 2012

Notes receivable — non-current	$7,155	$13,916
Prepaid expenses and other non-current assets	15,681	16,501

Other assets	$22,836	$30,417

Notes receivable current and non-current represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level consultants. No such loans were issued during the year ended December 31, 2013, and we issued $11.4 million in principal amount during the year ended December 31, 2012. The principal amount and accrued interest on these loans is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Prepaid expenses and other assets include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee generally in periods up to six years. During the year ended December 31, 2013 and 2012, we granted $7.3 million and $11.0 million, respectively, of sign-on and retention bonuses. At December 31, 2013, we had a balance of $14.8 million in unamortized sign-on and retention bonuses included in prepaid expenses and other current and non-current assets.

Current and non-current prepaid expenses and other assets also include investments in capitalized external use software which is marketed or licensed to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the years ended December 31, 2013 and 2012, we made investments of $3.3 million and $1.9 million, respectively, in capitalized external use software. At December 31, 2013, we had a balance of $5.6 million, net of accumulated amortization, included in current and non-current prepaid expenses and other assets.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	December 31, 2013	December 31, 2012

Furniture, fixtures and equipment	$62,486	$63,497
Software	43,867	39,608
Leasehold improvements	32,416	40,052

Property and equipment, at cost	138,769	143,157
Less: accumulated depreciation and amortization	(94,431)	(97,815)

Property and equipment, net	$44,338	$45,342

During the year ended December 31, 2013, we invested $12.7 million in our technology infrastructure and software which represents the majority of our property and equipment spending in the year. In addition, we made a cash payment of $2.7 million relating to additions accrued in prior years and accrued $4.0 million in net liabilities relating to additions made in 2013. Additionally, we disposed of $20.0 million in fully depreciated assets. During the same period, accelerated depreciation in the amount of $0.5 million was recorded in relation to the consolidation of two of our offices (see Note 13 — Other Operating Costs (Benefit)).

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	December 31, 2013	December 31, 2012

Deferred acquisition liabilities	$5,773	$10,863
Deferred revenue	19,503	17,366
Deferred rent — short term	997	2,995
Commitments on abandoned real estate	205	748
Other current liabilities	5,531	3,782

Total other current liabilities	$32,009	$35,754

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred acquisition liabilities at December 31, 2013 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the year ended December 31, 2013, we made cash payments of $10.2 million in connection with deferred definitive and contingent acquisition liabilities relating to prior period acquisitions. Additionally, during the year ended December 31, 2013, we reduced the fair value of certain contingent acquisition liabilities by $2.5 million (see Note 16 – Fair Value).

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	December 31, 2013	December 31, 2012

Deferred acquisition liabilities	$8,038	$14,783
Deferred rent — long term	10,642	11,034
Commitments on abandoned real estate	195	487
Interest rate swap liability (see Note 11)	355	515
Other non-current liabilities	6,786	8,787

Total other non-current liabilities	$26,016	$35,606

Deferred acquisition liabilities at December 31, 2013 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. As obligations become payable within the year these are moved to other current liabilities. Additionally, during the year ended December 31, 2013, we reduced the fair value of certain contingent acquisition liabilities by $2.9 million (see Note 16 – Fair Value).

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022. At December 31, 2013, other non-current liabilities included $2.0 million of other compensation liabilities. As part of our long term incentive plan, we intend to issue long term restricted stock units to select senior-level consultants and leaders for achieving certain performance targets in 2013 (see Note 9 – Share-Based Compensation Expense).

11.	DERIVATIVES AND HEDGING ACTIVITY

During the year ended December 31, 2013, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)

November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive (loss) income and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the year ended December 31, 2013. For the years ended December 31, 2013 and 2012, we recorded $0.2 million and $0.5 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives. In May 2012, $90.0 million in notional amount interest rate derivatives matured.

At December 31, 2013, we had a $0.4 million net liability related to the interest rate derivatives.

12.	BANK DEBT

Our credit agreement provides a $400.0 million revolving credit facility. At our option, subject to the terms and conditions in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500.0 million. During the year ended December 31, 2013, we amended the agreement to extend the maturity. The credit facility becomes due and payable in full upon maturity in September 2018. Borrowings and repayments under the credit facility may be made in multiple currencies including U.S. Dollars, Canadian Dollars, United Kingdom Pound Sterling and Euro. At December 31, 2013, we had aggregate borrowings outstanding of $56.7 million, compared to $134.2 million at December 31, 2012. Based on our financial covenants at December 31, 2013, approximately $325.0 million in additional borrowings were available to us under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2013, the applicable margins on LIBOR and base rate loans were 1.00% and zero, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 11 — Derivatives and Hedging Activity) was 2.5% and 2.7% for the years ended December 31, 2013 and 2012, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2013, under the definitions in the credit agreement, our consolidated leverage ratio was 0.6 and our consolidated interest coverage ratio was 5.3. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at December 31, 2013; however, there can be no assurances that we will remain in compliance in the future.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2013 and 2012 consisted of the following (shown in thousands):

	2013	2012
Office consolidation:
Adjustments to office closure obligations, discounted and net of expected sublease income	$(150)	$580
Accelerated depreciation	498	—
Contingent acquisition liability adjustments, net	(5,399)	1,065
Gain on disposition of assets	(1,715)	—

Other operating costs (benefit)	$(6,766)	$1,645

Office Consolidation

During the year ended December 31, 2013, we consolidated two office spaces and recorded an additional $0.5 million of depreciation expense as a result of accelerating the useful life for the leasehold improvements related to those offices. We have no additional obligations for these office consolidations. In addition, we subleased our New York office space, acquired from our AFE acquisition, ahead of our estimated sublease date which resulted in a benefit of $0.2 million.

During the year ended December 31, 2012, we recorded a $0.6 million liability related to a New York office lease acquired with our AFE acquisition which was abandoned as acquired employees assumed space at our existing New York office.

During the year ended December 31, 2011, we recorded no office consolidation charges.

Balance Sheet — At December 31, 2013, we have recorded $0.4 million in current and non-current liabilities for restructured real estate. The activity for the years ended December 31, 2013 and 2012 is as follows (shown in thousands):

Office Space Reductions
Balance at December 31, 2011	$1,675
Cost to operations during the year ended December 31, 2012	580
Utilized during the year ended December 31, 2012	(1,020)

Balance at December 31, 2012	$1,235
Benefit to operations during the year ended December 31, 2013	(150)
Utilized during the year ended December 31, 2013	(685)

Balance at December 31, 2013	$400

We monitor our estimates for office closure obligations and related expected sublease income periodically. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. Of the $0.4 million liability recorded at December 31, 2013, we expect to pay $0.2 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain on Disposition of Assets

During the year ended December 31, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of the economics business within our Disputes, Investigations & Economics segment (see Note 4 — Dispositions and Discontinued Operations).

Contingent Acquisition Liability Adjustment

During the year ended December 31, 2013, we recorded a $5.4 million benefit relating to net adjustments to our contingent acquisition liabilities. Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 16 — Fair Value).

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

Future minimum annual lease payments for the years subsequent to December 31, 2013 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2014	$21,146
2015	18,419
2016	14,458
2017	11,519
2018	8,491
Thereafter	16,676

$90,709

Of the $90.7 million lease commitments at December 31, 2013, $1.8 million of the lease commitments relate to offices we have abandoned or reduced excess space within, which have been subleased. At December 31, 2013, we had contractual subleases of $2.0 million, which is not reflected in the commitment table above. Such sublease income would offset the base-rent related cash outlays. We seek to exercise early termination clauses, where possible, to shorten the term of the lease commitments of the abandoned office space. The lease commitments for abandoned offices extend through 2017.

Rent expense for operating leases was $27.6 million, $28.7 million and $27.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	INCOME TAXES

The sources of income before income taxes are as follows (shown in thousands):

	For the year ended December 31,
	2013	2012	2011
United States	$109,089	84,220	71,059
Foreign	(10,087)	(7,470)	(7,144)

Total income from continuing operations before income tax expense	$99,002	$76,750	$63,915

Income tax expense (benefit) consists of the following (shown in thousands):

	For the year ended December 31,
	2013	2012	2011
Federal:
Current	$21,458	18,667	13,697
Deferred	14,703	9,136	9,788

Total	36,161	27,803	23,485

State:
Current	4,440	4,349	3,323
Deferred	3,752	2,331	2,498

Total	8,192	6,680	5,821

Foreign:
Current	(429)	(1,621)	(487)
Deferred	(34)	(344)	(1,049)

Total	(463)	(1,965)	(1,536)

Total federal, state and foreign income tax expense from continuing operations	$43,890	$32,518	$27,770

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended December 31,
	2013	2012	2011
Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	6.0	6.0	6.0
Foreign taxes	1.1	0.9	1.0
Effect of valuation allowances	2.1	—	—
Effect of non-deductible meals and entertainment expense	0.6	0.8	0.8
Effect of other transactions, net	(0.5)	(0.3)	0.7

	44.3%	42.4%	43.5%

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	For the year ended December 31,
	2013	2012
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$4,055	5,744
Deferred revenue	4,942	2,464
Accrued compensation	4,329	5,677
Accrued office consolidation costs	105	383
Interest rate derivatives	143	208
Share-based compensation	7,697	5,468
Forgivable loans	2,349	3,692
Foreign net operating losses	2,688	1,705
Other	271	305

Deferred tax assets	26,579	25,646
Valuation allowance	(3,222)	(1,102)

Acquisition costs — domestic acquisitions	(83,227)	(67,654)
Acquisition costs — foreign acquisitions	(1,627)	(2,147)
Prepaid expenses	(1,838)	(1,528)
Depreciation and amortization	(5,922)	(3,017)

Deferred tax liabilities	(92,614)	(74,346)

Net deferred tax liabilities	$(69,257)	$(49,802)

When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our effective tax rate. Management has determined that it is more likely than not, due to the uncertainty, that sufficient future taxable income will not be available to realize certain deferred tax assets, therefore management recognized a full valuation allowance for those deferred tax assets in the financial statements.

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $19.4 million at December 31, 2013. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2013	$283
Additions based on tax positions of prior years	37
Settlements	9

Balance at December 31, 2013	$329

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013, our accrual for tax positions for which the ultimate deductibility is uncertain was not material. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2008. Substantially all material state and local and foreign income tax matters have been concluded for years through 2008.

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

Our interest rate derivatives (see Note 11 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2013, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions used in our latest projections in conjunction with input provided by segment and business area leaders and our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the year ended December 31, 2013, we recorded $5.4 million in other operating benefit for a reduction in the liability reflecting changes in the fair value estimate of the contingent consideration for certain businesses acquired in 2012 (see Note 3 — Acquisitions). During the year ended December 31, 2013, we settled $3.3 million of the liability and recorded $0.6 million of imputed interest. In addition, as part of the purchase price allocation for an acquisition consummated in July 2013, we recorded an additional $1.0 million liability reflecting the fair value of the contingent consideration for an acquisition during that period.

At December 31, 2013, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2013 based upon the short-term nature of the assets and liabilities.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2013
Interest rate derivatives, net	$—	$355	$—	$355
Deferred contingent acquisition liabilities	$—	$—	$6,322	$6,322
At December 31, 2012
Interest rate derivatives, net	$—	$515	$—	$515
Deferred contingent acquisition liabilities	$—	$—	$13,384	$13,384

17.	EMPLOYEE BENEFIT PLANS

We sponsor a 401(k) savings plan for eligible U.S. employees and currently match an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible annual compensation. Beginning January 1, 2014, the eligible annual compensation limit used to compute the company matching contribution will increase from $170,000 to the IRS annual maximum, which is $260,000 for 2014. As a result, employees participating in the plan in 2014 may receive up to $7,800 in matching contributions for 2014. We, as sponsor of the plan, use independent third parties to provide administrative services to the plan. We have the right to terminate the plan at any time. Our matching contributions were $6.5 million, $6.0 million, and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We sponsor other retirement plans for our foreign subsidiaries’ employees. During the years ended December 31, 2013, 2012 and 2011, we recorded expense of $2.0 million, $2.2 million and $2.5 million, respectively, for defined contribution retirement savings-related plans.

18.	LITIGATION AND SETTLEMENTS

We are not party to any material legal proceedings.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Year	Charged to Expenses(1)	Deductions(2)	Balance at End of Year
	(In thousands)
Year ended December 31, 2013
Allowance for doubtful accounts	$15,375	$(686)	$(4,769)	$9,919
Year ended December 31, 2012
Allowance for doubtful accounts	$14,973	$6,329	$(5,927)	$15,375
Year ended December 31, 2011
Allowance for doubtful accounts	$17,148	$6,910	$(9,085)	$14,973

(1)	Includes discontinued operations and portions relating to sold businesses during the year.
(2)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1