Form 10-Q
period 2014-03-31
NAVIGANT CONSULTING INC
filed 2014-04-30
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, 49,148,365 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,738	$1,968
Accounts receivable, net	186,519	167,066
Prepaid expenses and other current assets	27,257	24,554
Deferred income tax assets	12,799	17,314

Total current assets	229,313	210,902
Non-current assets:
Property and equipment, net	44,182	44,338
Intangible assets, net	9,402	10,778
Goodwill	615,358	615,343
Other assets	24,328	22,836

Total assets	$922,583	$904,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,973	$13,415
Accrued liabilities	10,978	12,691
Accrued compensation-related costs	37,301	78,610
Income tax payable	—	1,137
Other current liabilities	24,884	32,009

Total current liabilities	84,136	137,862
Non-current liabilities:
Deferred income tax liabilities	89,399	86,571
Other non-current liabilities	25,115	26,016
Bank debt non-current	120,835	56,673

Total non-current liabilities	235,349	169,260

Total liabilities	319,485	307,122

Stockholders’ equity:
Common stock	63	63
Additional paid-in capital	602,106	598,724
Treasury stock	(255,268)	(247,106)
Retained earnings	265,614	254,735
Accumulated other comprehensive loss	(9,417)	(9,341)

Total stockholders’ equity	603,098	597,075

Total liabilities and stockholders’ equity	$922,583	$904,197

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended
	March 31,
	2014	2013
Revenues before reimbursements	$175,056	$183,134
Reimbursements	22,692	26,365

Total revenues	197,748	209,499
Cost of services before reimbursable expenses	120,128	123,052
Reimbursable expenses	22,692	26,365

Total costs of services	142,820	149,417
General and administrative expenses	33,102	32,566
Depreciation expense	4,309	3,730
Amortization expense	1,362	1,698
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(1,160)	—
Office consolidation, net	—	208
Gain on disposition of assets	—	(1,715)

Operating income	17,315	23,595
Interest expense	838	1,225
Interest income	(89)	(163)
Other (income) expense, net	82	(148)

Income from continuing operations before income tax expense	16,484	22,681
Income tax expense	6,114	9,566

Net income from continuing operations	10,370	13,115
Income from discontinued operations, net of tax	509	683

Net income	$10,879	$13,798

Basic per share data
Net income from continuing operations	$0.21	$0.26
Income from discontinued operations, net of tax	0.01	0.01

Net income	$0.22	$0.27

Shares used in computing basic per share data	48,906	50,295
Diluted per share data
Net income from continuing operations	$0.21	$0.26
Income from discontinued operations, net of tax	0.01	0.01

Net income	$0.22	$0.27

Shares used in computing diluted per share data	50,477	51,360
Net income	$10,879	$13,798
Other comprehensive income (loss), net of tax
Unrealized net loss, foreign currency translation	(95)	(5,341)
Unrealized net loss on interest rate derivatives	(19)	(10)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	38	28

Other comprehensive loss, net of tax	(76)	(5,323)

Total comprehensive income, net of tax	$10,803	$8,475

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2013	62,802	(13,770)	63	598,724	(247,106)	(9,341)	254,735	597,075
Comprehensive income (loss)	—	—	—	—	—	(76)	10,879	10,803
Issuances of common stock	61	—	—	1,019	—	—	—	1,019
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	172	—	—	—	172
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	175	(33)	—	(695)	(599)	—	—	(1,294)
Share-based compensation expense	10	(10)	—	2,886	(172)	—	—	2,714
Repurchases of common stock	—	(409)	—	—	(7,391)	—	—	(7,391)

Balance at March 31, 2014	63,048	(14,222)	$63	$602,106	$(255,268)	$(9,417)	$265,614	$603,098

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$10,879	$13,798
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	4,309	3,730
Accelerated depreciation—office consolidation	—	208
Amortization expense	1,362	1,698
Amortization expense – client-facing software	64	73
Share-based compensation expense	2,714	2,545
Accretion of interest expense	164	219
Deferred income taxes	7,243	7,022
Allowance for doubtful accounts receivable	880	255
Contingent acquisition liability adjustments, net	(1,160)	—
Gain on disposition of assets	—	(1,715)
Gain on disposition of discontinued operations	(509)	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(20,350)	(16,944)
Prepaid expenses and other assets	(2,723)	1,397
Accounts payable	(2,451)	70
Accrued liabilities	(1,223)	(1,373)
Accrued compensation-related costs	(41,322)	(42,072)
Income taxes payable	(1,076)	(5,544)
Other liabilities	(4,509)	4,713

Net cash used in operating activities	(47,708)	(31,920)
Cash flows from investing activities:
Purchases of property and equipment	(6,492)	(3,680)
Acquisitions of businesses, net of cash acquired	(1,500)	—
Proceeds from dispositions, net of selling costs	824	15,607
Capitalized client-facing software	(828)	(1,368)

Net cash (used in) provided by investing activities	(7,996)	10,559
Cash flows from financing activities:
Issuances of common stock	1,019	1,071
Repurchases of common stock	(7,391)	(6,194)
Payments of contingent acquisition liabilities	(107)	(2,000)
Repayments to banks	(68,398)	(102,680)
Borrowings from banks	132,354	134,114
Other, net	(1,009)	(945)

Net cash provided by financing activities	56,468	23,366

Effect of exchange rate changes on cash and cash equivalents	6	(118)

Net increase in cash and cash equivalents	770	1,887
Cash and cash equivalents at beginning of the period	1,968	1,052

Cash and cash equivalents at end of the period	$2,738	$2,939

Supplemental Consolidated Cash Flow Information

	For the three months ended
	March 31,
	2014	2013
Interest paid	$494	$783
Income taxes paid, net of refunds	$1,615	$8,085

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialty consulting firm that combines deep industry knowledge with technical expertise to enable companies to defend, protect and create value. We focus on industries and clients facing transformational change and significant regulatory and legal issues. We serve clients primarily in the healthcare, energy and financial services sectors which represent highly complex regulatory environments. Our professional service offerings include strategic, financial, operational, technology, risk management, compliance, investigative solutions and dispute resolution services. We provide our services to companies, legal counsel and governmental agencies. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). The information contained herein includes all adjustments, consisting of normal and recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2014.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on February 14, 2014 (2013 10-K).

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

2. ACQUISITIONS

On July 1, 2013, we acquired the assets of The Anson Group, LLC for an aggregate purchase price of $5.0 million, of which $3.0 million was paid in cash at closing and $2.0 million in deferred cash payments is payable in three equal installments on each of the first, second and third anniversaries of closing. Anson can also earn up to $3.0 million of additional payments based on the business achieving certain performance targets over a three-year period following the closing. We estimated the fair value of the contingent consideration on the date of closing to be $1.0 million. As part of the purchase price allocation, we recorded $0.1 million in property and equipment, $1.6 million in intangible assets and $4.3 million in goodwill. During the three months ended March 31, 2014, we recorded $0.2 million of other operating benefit reflecting a fair value adjustment (see Note – 11 Fair Value) to reduce the estimated contingent consideration obligation. The acquired business was integrated into our Disputes, Investigations & Economics segment. The purchase price paid in cash at closing was funded with borrowings under our credit facility.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the 2013 acquisition noted above had occurred as of January 1, 2013. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the three months ended
	March 31,
	2014	2013
Total revenues	$197,748	$211,748
Net income from continuing operations	$10,370	$13,433
Basic net income from continuing operations per basic share	$0.21	$0.27
Shares used in computing net income per basic share	48,906	50,295
Diluted net income from continuing operations per diluted share	$0.21	$0.26
Shares used in computing net income per diluted share	50,477	51,360

3. DISPOSITIONS AND DISCONTINUED OPERATIONS

On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. The transaction included the transition of 45 employees to the purchaser. As part of the transaction we received $1.4 million in cash, net of selling costs and a holdback for post-closing working capital adjustments. The sale agreement also allowed for contingent deferred proceeds of $2.5 million payable to us on the 13th month anniversary of the closing based on the achievement of certain performance targets. Contingent deferred proceeds are currently estimated to be zero. During the three months ended March 31, 2014, we recorded a $0.5 million gain which was included in income from discontinued operations, net of tax, related to the settlement of the holdback mentioned above.

The operating results of the United Kingdom financial services advisory business have been reported in accordance with ASC Topic 205 as “discontinued operations.” All other operations are considered “continuing operations.” Summarized operating results of the discontinued operations are presented in the following table (in thousands):

	For the three months ended
	March 31,
	2014	2013
Revenues before reimbursements	$—	$4,123
Total revenues	$—	$5,274
Income from discontinued operations before income tax expense	$509	$894
Income tax expense from discontinued operations	$—	$211
Income from discontinued operations, net of tax	$509	$683

On January 31, 2013, we sold a portion of the economics business within our Disputes, Investigations & Economics segment. This disposition facilitated the transition of four experts and certain engagements and approximately 40 other employees to the purchaser. In 2013, we received $15.6 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $1.7 million gain in other operating benefit, which reflected a reduction of $7.4 million in goodwill and $6.5 million in working capital. The economics business remains as a continuing operation and as such did not qualify as discontinued operations.

4. SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Disputes, Investigations & Economics segment provides accounting, financial and economic analysis, as well as discovery support, data management and analytics, on a wide range of legal and business issues including disputes, investigations and regulatory matters. The clients of this segment are principally companies, along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•	The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

•	The Healthcare segment provides strategic, operational, performance improvement and outsourcing solutions to clients across the healthcare landscape including health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, and the required implementation of a new medical coding system.

•	The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of new business models and creating sustainable excellence on issues ranging from asset investment management, integrated resource planning, renewables, distributed generation, energy efficiency and outage management and restoration.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended
	March 31,
	2014	2013
Revenues before reimbursements:
Disputes, Investigations & Economics	$76,032	$76,975
Financial, Risk & Compliance	31,411	37,641
Healthcare	44,735	43,583
Energy	22,878	24,935

Total revenues before reimbursements	$175,056	$183,134

Total revenues:
Disputes, Investigations & Economics	$82,084	$83,458
Financial, Risk & Compliance	37,998	47,329
Healthcare	50,366	49,191
Energy	27,300	29,521

Total revenues	$197,748	$209,499

Segment operating profit:
Disputes, Investigations & Economics	$24,718	$25,817
Financial, Risk & Compliance	13,468	14,147
Healthcare	14,029	15,804
Energy	6,487	8,796

Total segment operating profit	58,702	64,564
Segment reconciliation to income from continuing operations before income tax expense:
Unallocated:
General and administrative expenses	33,102	32,566
Depreciation expense	4,309	3,730
Amortization expense	1,362	1,698
Other operating benefit, net	(1,160)	(1,507)
Long-term compensation expense attributable to consultants (including share-based compensation expense)	3,774	4,482

Operating income	17,315	23,595
Interest and other expense, net	831	914

Income from continuing operations before income tax expense	$16,484	$22,681

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Disputes, Investigations & Economics	$454,400	$443,417
Financial, Risk & Compliance	95,731	89,498
Healthcare	174,120	173,066
Energy	101,767	101,851
Unallocated assets	96,565	96,365

Total assets	$922,583	$904,197

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	March 31,	December 31,
	2014	2013
Goodwill	$620,783	$620,768
Less—accumulated amortization	(5,425)	(5,425)

Goodwill, net	$615,358	$615,343

Changes made to our goodwill balances during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Disputes,	Financial,
	Investigations	Risk &			Total
	& Economics	Compliance	Healthcare	Energy	Company
Goodwill, net as of January 1, 2013	$357,091	$56,982	$129,231	$76,628	$619,932
Adjustments	(35)	(12)	—	—	(47)
Disposition	(7,350)	—	—	—	(7,350)
Foreign currency	(5,165)	(158)	—	(69)	(5,392)

Goodwill, net as of March 31, 2013	$344,541	$56,812	$129,231	$76,559	$607,143

Goodwill, net as of January 1, 2014	354,221	55,330	129,191	76,601	615,343
Adjustments	(38)	(9)	(3)	—	(50)
Foreign currency	83	(17)	—	(1)	65

Goodwill, net as of March 31, 2014	$354,266	$55,304	$129,188	$76,600	$615,358

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

Based on our fair value assumptions as of May 31, 2013, the excess of estimated fair value over net asset carrying value of each of our reporting units approximated 7% for Disputes, Investigations & Economics, 54% for Financial, Risk & Compliance, 34% for Healthcare and 39% for Energy. If the estimated fair value of our Disputes, Investigations & Economics reporting unit decreases, there is risk that in future periods the second step of the goodwill impairment test will be required, and an impairment of goodwill could result. Our assumptions for this reporting unit include conservative growth assumptions for newly acquired businesses and future investments. Our results are dependent on the success of these businesses and investments and their future growth at the anticipated levels.

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a goodwill impairment test subsequent to our annual test. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test on May 31, 2014.

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

Intangible assets consisted of (in thousands):

	March 31,	December 31,
	2014	2013
Intangible assets:
Customer lists and relationships	$79,571	$79,514
Non-compete agreements	22,471	22,557
Other	24,100	24,297

Intangible assets, at cost	126,142	126,368
Less: accumulated amortization	(116,740)	(115,590)

Intangible assets, net	$9,402	$10,778

Our intangible assets have estimated remaining useful lives ranging up to seven years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2014, our intangible assets consisted of the following (amounts in thousands, except year data):

	Weighted Average
Category	Remaining Years	Amount
Customer lists and relationships, net	3.2	$6,885
Non-compete agreements, net	3.8	1,477
Other intangible assets, net	1.7	1,040

Total intangible assets, net	3.1	$9,402

Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2014 and in future years related to intangible assets at March 31, 2014 (in thousands):

Year Ending December 31,	Amount
2014 (April—December)	$3,489
2015	2,965
2016	1,398
2017	802
2018	505
Thereafter	243

Total	$9,402

6. NET INCOME PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended
	March 31,
	2014	2013
Basic shares	48,906	50,295
Employee stock options	197	61
Restricted stock and restricted stock units	1,225	809
Contingently issuable shares	149	195

Diluted shares	50,477	51,360

Antidilutive shares (1)	49	590

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

7. SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended
	March 31,
	2014	2013
Amortization of restricted stock and restricted stock unit awards	$2,408	$2,132
Amortization of stock option awards	193	292
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	113	88

Total share-based compensation expense	$2,714	$2,512

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended
	March 31,
	2014	2013
Cost of services before reimbursable expenses	$1,442	$1,282
General and administrative expenses	1,272	1,230

Total share-based compensation expense	$2,714	$2,512

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis.

At March 31, 2014, we had $11.2 million of total compensation costs related to unvested stock-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately 2 years. During the three months ended March 31, 2014, we granted an aggregate of 233,722 shares underlying restricted stock unit and stock option awards with an aggregate fair value of $3.3 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Billed amounts	$130,112	$121,335
Engagements in process	67,122	55,650
Allowance for uncollectible accounts	(10,715)	(9,919)

Accounts receivable, net	$186,519	$167,066

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Notes receivable—current	$4,843	$4,906
Income tax receivable	2,025	—
Prepaid recruiting and retention incentives	8,348	8,001
Other prepaid expenses and other current assets	12,041	11,647

Prepaid expenses and other current assets	$27,257	$24,554

Other Assets

The components of other assets were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Notes receivable—non-current	$5,462	$7,155
Capitalized client-facing software	7,850	5,586
Prepaid recruiting and retention incentives – non-current	6,665	6,773
Prepaid expenses and other non-current assets	4,351	3,322

Other assets	$24,328	$22,836

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

Capitalized client-facing software is marketed or licensed to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the three months ended March 31, 2014 and 2013, we capitalized and acquired $2.3 million and $1.4 million, respectively.

Prepaid recruiting and retention incentives include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the three months ended March 31, 2014 and 2013, we granted $2.7 million and $2.6 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	March 31,	December 31,
	2014	2013
Furniture, fixtures and equipment	$64,802	$62,486
Software	44,856	43,867
Leasehold improvements	31,457	32,416

Property and equipment, at cost	141,115	138,769
Less: accumulated depreciation and amortization	(96,933)	(94,431)

Property and equipment, net	$44,182	$44,338

During the three months ended March 31, 2014, we invested $4.1 million in our technology infrastructure and software. Additionally, we disposed of $1.8 million in fully depreciated assets. During the same period, we made a cash payment of $2.2 million relating to additions accrued in prior years.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Deferred acquisition liabilities	$5,413	$5,773
Deferred revenue	14,612	19,503
Deferred rent - short term	1,671	997
Other current liabilities	3,188	5,736

Total other current liabilities	$24,884	$32,009

The deferred acquisition liabilities at March 31, 2014 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the three months ended March 31, 2014, we made cash payments of $0.1 million in connection with deferred contingent acquisition liabilities relating to prior period acquisitions. Additionally, we reduced the fair value of certain current contingent acquisition liabilities by $0.3 million during the quarter ended March 31, 2014 (see Note 11 – Fair Value).

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Deferred acquisition liabilities	$7,268	$8,038
Deferred rent - long term	10,070	10,642
Other non-current liabilities	7,777	7,336

Total other non-current liabilities	$25,115	$26,016

The deferred acquisition liabilities at March 31, 2014 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. As obligations become payable within the year these cash obligations are moved to other current liabilities. Additionally, we reduced the fair value of certain non-current contingent acquisition liabilities by $0.9 million during the quarter ended March 31, 2014 (see Note 11 – Fair Value).

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2022.

At March 31, 2014, other non-current liabilities included $3.0 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive plan, we intend to issue long-term restricted stock units to select senior-level consultants and leaders based on the achievement of certain performance targets.

9. DERIVATIVES AND HEDGING ACTIVITY

During the three months ended March 31, 2014, the following interest rate derivatives were outstanding (summarized based on month of execution):

	Number of				Total Notional Amount
Month executed	Contracts	Beginning Date	Maturity Date	Rate	(millions)
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive (loss) income and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the three months ended March 31, 2014. During each of the three months ended March 31, 2014 and 2013, we recorded $0.1 million in interest expense associated with differentials received or paid under the interest rate derivatives.

10. BANK DEBT

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

At March 31, 2014, we had aggregate borrowings outstanding of $120.8 million, compared to $56.7 million at December 31, 2013. Based on our financial covenants at March 31, 2014, approximately $260 million in additional borrowings were available to us under the credit facility.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At March 31, 2014, the applicable margins on LIBOR and base rate loans were 1.00% and zero, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 9 — Derivatives and Hedging Activity) was 3.1% and 2.6% for the three months ended March 31, 2014 and 2013, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2014, under the definitions in the credit agreement, our consolidated leverage ratio was 1.1 and our consolidated interest coverage ratio was 5.3. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at March 31, 2014; however, there can be no assurances that we will remain in compliance in the future.

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

Our interest rate derivatives (see Note 9 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2014, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

In certain instances our acquisitions provide for deferred contingent acquisition payments. These deferred payments are recorded at fair value at the time of acquisition and are included in other current and/or non-current liabilities on our consolidated balance sheets. We estimate the fair value of our deferred contingent acquisition liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of our deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the three months ended March 31, 2014, we recorded $1.2 million in other operating benefit for a reduction in the liability reflecting changes in the fair value estimate of the deferred contingent consideration for certain acquisitions made in 2012 and 2013 (see Note 2 – Acquisitions). During the three months ended March 31, 2014, we settled $0.1 million in deferred contingent acquisition liabilities and recorded $0.1 million of imputed interest.

At March 31, 2014, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2014 based upon the short-term nature of the assets and liabilities.

The following table summarizes our financial liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2014
Interest rate derivatives, net	$—	$324	$—	$324
Deferred contingent acquisition liabilities	$—	$—	$5,157	$5,157
At December 31, 2013
Interest rate derivatives, net	$—	$355	$—	$355
Deferred contingent acquisition liabilities	$—	$—	$6,322	$6,322

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

Overview

We are an independent specialty consulting firm that combines deep industry knowledge with broad technical expertise. We focus on industries and clients facing transformational change and significant regulatory and legal issues. We serve clients primarily in the healthcare, energy and financial services sectors which represent highly complex regulatory environments. Our professional service offerings include strategic, financial, operational, technology, risk management, compliance, investigative solutions and dispute resolution services. The nature of our services, as well as our clients’ demand for our services, are impacted not only by these regulatory and structural changes, but also by the United States and global economies and other significant events specific to our clients.

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

We continually review and adjust our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and share-based compensation, and benefits) to ensure that it is competitive within the industry and is consistent with our performance. We also monitor and adjust our bill rates according to then-current market conditions for our service offerings and within the various industries we serve.

In addition to investing in human capital resources, we invest in technology-related tools to enable our consultants to provide value to current and future clients as our business models change.

Acquisitions

Information regarding the purchase price, purchase price allocation and other details of significant businesses acquired, if any can be found in Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact of our acquisitions, if any, may have had on our results from operations or segment results for the periods presented have been included in our discussion below.

Dispositions and Discontinued Operations

During the year ended December 31, 2013, we had two dispositions. We sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. All significant cash flows from this business were eliminated, and we will have no continuing involvement in the operations of this business. As such, in accordance with ASC Topic 205, all operations of this disposed business were reflected as discontinued operations. In addition, we sold a portion of the economics business within our Disputes, Investigations & Economics segment. In accordance with ASC Topic 205, we consider the economics business within this segment to be continuing.

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

Results of Operations

Results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

			2014 over
			2013
	For the three months ended		Increase
	March 31,		(Decrease)
	2014	2013	Percentage
Key operating metrics:
Average FTE
-Consulting	1,541	1,528	0.9
-Technology, Data & Process	543	406	33.7
-Non-billable	542	540	0.4
Period end FTE
-Consulting	1,545	1,495	3.3
-Technology, Data & Process	555	399	39.1
-Non-billable	547	533	2.6
Average bill rate	$280	$275	1.8
Utilization	77%	78%	(1.3)

Overview. During the three months ended March 31, 2014 compared to the corresponding period in 2013, we reported a $2.7 million, or 20.9%, decrease in net income from continuing operations. The decrease was largely due to a 4.4% decline in revenues before reimbursements (RBR) for the current period combined with higher general and administrative costs and depreciation expense. Partially offsetting the decrease was lower cost of services before reimbursements, which decreased 2.4% over the prior year period and lower interest expense. The three months ended March 31, 2014 benefited from a fair value adjustment of $1.2 million to our deferred contingent acquisition liabilities.

Revenues before Reimbursements. For the three months ended March 31, 2014, RBR decreased 4.4% compared to the corresponding period in 2013. Including the impact of our acquisitions on a pro forma basis, RBR decreased 5.5% for the three months ended March 31, 2014 compared to the corresponding period in 2013. Our Healthcare segment’s RBR increased 2.6% for the three months ended March 31, 2014 over the corresponding period in 2013. Our Financial, Risk & Compliance segment’s RBR for the three months ended March 31, 2014 decreased 16.6% compared with the corresponding period in 2013 due to significant mortgage servicing review engagements in 2013 compared to 2014 and lower restructuring related revenue in 2014. Increased activity in regulatory compliance, including a large anti-money laundering engagement, partially offset the decrease within this segment. For the same period, our Energy segment’s RBR decreased 8.2% mainly due to fewer engagements relating to market analysis and pricing services. Our Disputes, Investigations & Economics segment’s RBR decreased 1.2% for the three months ended March 31, 2014 compared to the corresponding period in 2013 mainly due to the January 2013 sale of a portion of our economics business (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements) offset by an increase in securities related engagements.

RBR included no performance-based fees for the three months ended March 31, 2014, compared to $0.8 million in the corresponding period in 2013. The decrease was primarily associated with our Healthcare segment.

Utilization levels for the three months ended March 31, 2014 and 2013 were 77% and 78%, respectively. Average bill rate increased 1.8% to $280. Average FTE—Consulting increased 0.9% for the three months ended March 31, 2014 compared to the corresponding period in 2013 mainly due to hiring within the Healthcare segment offset by planned and unplanned attrition within the Disputes, Investigations & Economics segment. Average FTE – Technology, Data & Process increased 33.7% mainly to support physician revenue cycle outsourcing engagements within our Healthcare segment.

Cost of Services Before Reimbursable Expenses. Cost of services before reimbursable expenses decreased 2.4% for the three months ended March 31, 2014 compared to the corresponding period in 2013. The decrease was mainly due to lower compensation costs associated with the Financial, Risk & Compliance segment. Severance expense relating to client service FTE’s for the three months ended March 31, 2014 and 2013 was $0.5 million and $1.3 million, respectively. These decreases were partially offset by an increase in Healthcare segment wages due to the increase in Average FTE for this segment. Additionally, practice development, training and recruiting expenses were also higher for the three months ended March 31, 2014 compared to the corresponding period in 2013.

General and Administrative Expenses. General and administrative expenses increased 1.6% for the three months ended March 31, 2014. The increase was mainly a result of higher corporate development-related costs, information technology costs and bad debt expense which were partially offset by a decrease in facilities expense and lower compensation expense due to the departure of certain senior corporate management in 2013. Bad debt expense for the three months ended March 31, 2014 compared to the corresponding period in 2013 was $0.9 million and $0.3 million, respectively. Days sales outstanding (DSO) was 78 days at March 31, 2014 compared to 77 days at March 31, 2013. The three months ended March 31, 2013 also benefited from a large collection of previously reserved accounts receivable balances. General and administrative expenses were 18.9% and 17.8% of RBR for the three months ended March 31, 2014 compared to the corresponding period in 2013, respectively, for the reasons discussed above.

Depreciation Expense. The increase in depreciation expense of 15.5% for the three months ended March 31, 2014 compared to the corresponding periods in 2013 was primarily due to increased technology infrastructure spending.

Amortization Expense. Amortization expense decreased 19.8% for the three months ended March 31, 2014, compared to the corresponding period in 2013. The decrease was due mainly to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term.

Other Operating Benefit – Contingent acquisition liability adjustment. During the three months ended March 31, 2014, we recorded a benefit of $1.2 million relating to fair value adjustments to our deferred contingent acquisition liabilities.

Other Operating Costs (Benefit) – Office consolidation. During the three months ended March 31, 2013, we recorded accelerated depreciation of $0.2 million in connection with the consolidation of one of our office locations.

Other Operating Costs (Benefit) – Gain on disposition of assets. During the three months ended March 31, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment. The gain reflected proceeds of $15.6 million in cash, net of selling expenses and a reduction of $6.5 million of working capital and $7.4 million of goodwill.

Interest Expense. Interest expense decreased 31.6% for the three months ended March 31, 2014 compared to the corresponding period in 2013. This decrease was due to lower average borrowings for the three months ended March 31, 2014 compared to the corresponding period in 2013. The decrease was partially offset by a higher average borrowing rate for the three months ended March 31, 2014 compared to the corresponding period in 2013. Our average borrowing rates under our credit facility, including the impact of our interest rate derivatives (see Note 9 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), were 3.1% and 2.6% for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily due to a higher proportion of higher base rate borrowing during 2014. See Note 10 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various permanent book to tax differences. It is also affected by discrete items which may not be consistent from year to year.

Our effective income tax rate on income from continuing operations was 37.1% and 42.2% for the three months ended March 31, 2014 and 2013, respectively. The decrease in rates between periods is mainly a result of improved earnings in certain foreign jurisdictions including the utilization of certain valuation allowances which reduced income tax expense by $0.4 million during the period.

Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax was $0.5 million for the three months ended March 31, 2014 compared to $0.7 million for the corresponding period in 2013. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the three months ended March 31, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments. Refer to Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited financial statements for further details on our discontinued operations.

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

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses. Prior period segment data has been reclassified to be consistent with the presentation in the current period.

Disputes, Investigations & Economics

			2014 over
			2013
	For the three months ended		Increase
	March 31,		(Decrease)
	2014	2013	Percentage
Revenues before reimbursements (in 000s)	$76,032	$76,975	(1.2)
Total revenues (in 000s)	$82,084	$83,458	(1.6)
Segment operating profit (in 000s)	$24,718	$25,817	(4.3)
Key segment operating metrics:
Segment operating profit margin	32.5%	33.5%	(3.0)
Average FTE—Consulting	526	570	(7.7)
Average FTE—Technology, Data & Process	197	192	2.6
Average utilization rates based on 1,850 hours	75%	75%	—
Average bill rate	$361	$345	4.6

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

RBR for this segment decreased 1.2% for the three months ended March 31, 2014 compared to the corresponding period in 2013. The decrease in RBR was mainly due to the January 2013 sale of a portion of the economics business within the segment (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements for further information on the sale) and other departures. In addition, lower demand for forensic accounting services during the three months ended March 31, 2014 compared to the corresponding period in 2013 contributed to the decrease. These decreases were partially offset by increased activity in international arbitration, financial services disputes and new business from a third quarter 2013 acquisition in healthcare disputes (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of the segment’s acquisitions on a pro forma basis, RBR decreased 3.8% for the three months ended March 31, 2014 compared to the corresponding period in 2013. Average FTE—Consulting decreased 7.7% for the three months ended March 31, 2014 compared to the corresponding period in 2013, mainly due to planned and unplanned attrition. For the same period, average FTE – Technology, Data & Process increased 2.6%. Average bill rate increased 4.6% for the three months ended March 31, 2014 compared to the corresponding period in 2013. Utilization was flat for the same period. For the three months ended March 31, 2014, segment operating profit decreased $1.1 million and segment operating profit margins decreased 1.0 percentage point compared to the corresponding period in 2013.

Financial, Risk & Compliance

			2014 over
			2013
	For the three months ended		Increase
	March 31,		(Decrease)
	2014	2013	Percentage
Revenues before reimbursements (in 000s)	$31,411	$37,641	(16.6)
Total revenues (in 000s)	$37,998	$47,329	(19.7)
Segment operating profit (in 000s)	$13,468	$14,147	(4.8)
Key segment operating metrics:
Segment operating profit margin	42.9%	37.6%	14.1
Average FTE—Consulting	249	216	15.3
Average utilization rates based on 1,850 hours	84%	79%	6.3
Average bill rate	$273	$274	(0.4)

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

The financial services advisory business based in the United Kingdom was sold on July 8, 2013 (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements), and as such, the results of this disposed business for the prior year are presented in discontinued operations.

RBR for this segment decreased 16.6% for the three months ended March 31, 2014 compared to the corresponding period in 2013. RBR for the current period reflected decreased RBR from mortgage servicing review engagements and restructuring-related services partially offset by increased activity in regulatory compliance, including a large anti-money laundering engagement and new financial services engagements within the United States. Average FTE – Consulting increased 15.3% for the three months ended March 31, 2014 compared to the corresponding period in 2013 due to increased demand for financial services within the United States and regulatory compliance businesses offset by fewer restructuring-related professionals. Average bill rate decreased slightly for the three months ended March 31, 2014 compared to the corresponding period in 2013. Utilization increased 6.3% for the three months ended March 31, 2014 compared to the corresponding period in 2013 which reflected the impact of a recent increase in regulatory compliance activity, including a large anti-money laundering engagement, and activity relating to financial services engagements within the United States. Segment operating profit decreased $0.7 million and segment operating profit margins increased 5.3 percentage points reflecting higher utilization and lower performance-based incentive compensation expense.

Healthcare

			2014 over
			2013
	For the three months ended		Increase
	March 31,		(Decrease)
	2014	2013	Percentage
Revenues before reimbursements (in 000s)	$44,735	$43,583	2.6
Total revenues (in 000s)	$50,366	$49,191	2.4
Segment operating profit (in 000s)	$14,029	$15,804	(11.2)
Key segment operating metrics:
Segment operating profit margin	31.4%	36.3%	(13.5)
Average FTE—Consulting	443	420	5.5
Average FTE—Technology, Data & Process	293	168	74.4
Average utilization rates based on 1,850 hours	78%	81%	(3.7)
Average bill rate	$255	$250	2.0

The Healthcare segment provides strategic, operational, performance improvement and outsourcing solutions to clients across the healthcare landscape including health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as a shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, and the required implementation of a new medical coding system.

RBR for this segment increased 2.6% for the three months ended March 31, 2014 compared to the corresponding period in 2013. RBR for the current period reflected continued strength for physician performance improvement solutions and revenue cycle outsourcing services offset by a decrease in performance-based fees and strategy related services as certain large projects wound down during the second half of 2013. Average FTE – Consulting increased 5.5% in the period, while utilization decreased 3.7% to 78% for the three months ended March 31, 2014, due in part to delayed ramp up of certain projects as well as the impact of unusually harsh weather conditions impacting clients and consultants. Average FTE - Technology increased 74.4% for the three months ended March 31, 2014 compared to the corresponding period in 2013 mainly due to our physician revenue cycle outsourcing group. Average bill rate increased 2.0% for the same period mainly due to rate increases. For the three months ended March 31, 2014, segment operating profit decreased $1.8 million, and segment operating profit margin decreased 4.9 percentage points compared to the corresponding period in 2013 reflecting mix of engagements, lower utilization and increased wages and training expense for new hires as well as additional technology-related expense.

Energy

			2014 over
			2013
	For the three months ended		Increase
	March 31,		(Decrease)
	2014	2013	Percentage
Revenues before reimbursements (in 000s)	$22,878	$24,935	(8.2)
Total revenues (in 000s)	$27,300	$29,521	(7.5)
Segment operating profit (in 000s)	$6,487	$8,796	(26.3)
Key segment operating metrics:
Segment operating profit margin	28.4%	35.3%	(19.5)
Average FTE—Consulting	323	322	0.3
Average FTE—Technology, Data & Process	53	46	15.2
Average utilization rates based on 1,850 hours	73%	78%	(6.4)
Average bill rate	$187	$191	(2.1)

The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of new business models and creating sustainable excellence on issues ranging from asset investment management, integrated resource planning, renewables, distributed generation, energy efficiency and outage management and restoration.

RBR for this segment decreased 8.2% for the three months ended March 31, 2014 compared to the corresponding period in 2013. RBR for the current period reflects fewer engagements relating to market analysis and pricing services. Utilization decreased 6.4% for the three months ended March 31, 2014 compared to the corresponding period in 2013. Average FTE – Technology, Data & Process increased 15.2% for the three months ended March 31, 2014 compared to the corresponding period in 2013 as demand for the segment’s benchmarking and research services strengthened. For the three months ended March 31, 2014, segment operating profit decreased $2.3 million and segment operating profit margin decreased 6.9 percentage points compared to the corresponding period in 2013 due to an increase in wages as a result of new hires and lower utilization.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the three months ended March 31,

	2014	2013
Net cash used in operating activities	$(47,708)	$(31,920)
Net cash (used in) provided by investing activities	$(7,996)	$10,559
Net cash provided by financing activities	$56,468	$23,366

Generally, our net cash used in operating activities is funded by our day to day operating activities and augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ cash requirements are generally lower. During the three months ended March 31, 2014, we continued our share repurchase program initiated in the fourth quarter of 2011. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenue. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 78 days at March 31, 2014, compared to 77 days at March 31, 2013. DSO is reported on a historical basis and is inclusive of discontinued operations. As DSO increases, we have less operating funds available for operating activities and our borrowings under our credit facility may increase.

Operating Activities

Net cash used in operating activities was $47.7 million for the three months ended March 31, 2014 compared to $31.9 million for the corresponding period in 2013. The increase in cash used in operating activities was primarily due lower accounts receivable collections, lower net income from continuing operations and less deferred revenue in 2014 compared to 2013.

Investing Activities

Net cash used in investing activities was $8.0 million for the three months ended March 31, 2014 compared to cash provided by investing activities of $10.6 million for the corresponding period in 2013. During the three months ended March 31, 2013, we received $15.6 million in proceeds from a disposition (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements). In addition, higher capital expenditures in 2014 primarily associated with increased technology infrastructure spending contributed to the decrease in cash provided by investing activities for the current period.

Financing Activities

Net cash provided by financing activities was $56.5 million for the three months ended March 31, 2014 compared to $23.4 million for the corresponding period in 2013. The increase in cash provided by financing activities was primarily due to higher borrowings under our credit facility as a result of lower accounts receivable billing and collections in the current year as well as higher investing activity requirements driven in part by sale proceeds which were received in 2013 but not in 2014 and higher capital expenditures in 2014. In addition, during the three months ended March 31, 2014, we purchased 408,992 shares of our common stock in the open market for $7.4 million compared to 513,200 shares for $6.2 million during the three months ended March 31, 2013.

Debt, Commitments and Capital

For further information regarding our debt, see Note 10 – Bank Debt to the notes to our unaudited consolidated financial statements.

At March 31, 2014 we had total contractual obligations of $223.2 million. The following table shows the components of our significant commitments at March 31, 2014 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2014	2015 to 2016	2017 to 2018	Thereafter
Deferred acquisition liabilities (a)	$12,681	$5,414	$4,673	$2,594	$—
Purchase agreements (b)	4,018	1,764	2,254	—	—
Revolving credit facility (c)	120,835	—	—	120,835	—
Lease commitments	85,703	16,000	32,937	20,047	16,719

Total contractual obligations	$223,237	$23,178	$39,864	$143,476	$16,719

a)	At March 31, 2014, we had $12.7 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $5.2 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquired businesses meeting performance targets. Assuming each of these acquisitions reach its maximum target, our maximum deferred acquisition liability would have been $22.5 million at March 31, 2014.

b)	We have obligations recorded in other current liabilities and other non-current liabilities of approximately $4.0 million (reflected in the table above) relating to costs associated with information technology purchases associated with our Technology, Data & Process businesses.

c)	Interest incurred on amounts we borrow under our credit facility vary based on relative borrowing levels, fluctuations in the variable interest rates and the applicable margin we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on borrowing under our credit facility. See Note 10 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our credit facility.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the stock repurchase authorization by approximately $50.0 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100.0 million in shares of our common stock during the two year period ending December 31, 2015. During the three months ended March 31, 2014, we repurchased 408,992 shares for $7.4 million. Through March 31, 2014, we have repurchased an aggregate of 4,304,418 shares for approximately $57.1 million under this program.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2013 10-K.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (ASU) 2013-05 – Foreign Currency Matters (Topic 830). This update clarifies when to release the cumulative translation adjustment into net income when a parent of a foreign subsidiary sells a portion or all of its investment in a foreign entity. This guidance becomes effective for year end and interim periods beginning after December 15, 2013 and early adoption was permitted. As permitted we adopted this standard as of January 1, 2013, in connection with the United Kingdom sale of financial services advisory business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At March 31, 2014, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At March 31, 2014, our interest rate derivatives effectively fixed our LIBOR base rate on $30.0 million of our debt. Based on borrowings under the credit facility at March 31, 2014 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $90.8 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

At March 31, 2014, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2014, we had net assets of approximately $72.8 million with a functional currency of the United Kingdom Pound Sterling and $21.4 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At March 31, 2014, we had net assets denominated in the non-functional currency of approximately $1.5 million. As such, a ten percent change in the value of the local currency would have resulted in $0.1 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

During the quarter ended March 31, 2014, we implemented internal controls consistent with the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control – Integrated Framework (2013). There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2014:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(a)	Paid per Share	Programs(b)	Plans or Programs(b)
Jan 1—31, 2014	135,806	$18.70	135,300	$97,470,243
Feb 1—28, 2014	134,392	$17.40	134,392	$95,132,403
Mar 1—31, 2014	172,146	$18.12	139,300	$92,609,053

Total	442,344	$18.08	408,992	$92,609,053

(a)	Includes 33,352 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the stock repurchase authorization by approximately $50 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100 million in shares of our common stock during the two year period ending December 31, 2015.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement, dated as of February 19, 2014, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent.

10.2	Form of Restricted Stock Unit Award Agreement.

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement.

10.4	Form of Stock Option Award Agreement.

10.5	Form of Amendment to Stock Option Award Agreement (Extending Post-Termination Exercise Period for Outstanding Stock Options Held by Mr. Goodyear).

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard Chairman and Chief Executive Officer

By:	/S/ LUCINDA M. BAIER
Lucinda M. Baier Executive Vice President and Chief Financial Officer

Date: April 30, 2014