Form 10-Q
period 2014-06-30
NAVIGANT CONSULTING INC
filed 2014-07-31
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, 48,839,208 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,852	$1,968
Accounts receivable, net	205,527	167,066
Prepaid expenses and other current assets	26,633	24,554
Deferred income tax assets	14,550	17,314

Total current assets	256,562	210,902
Non-current assets:
Property and equipment, net	57,149	44,338
Intangible assets, net	27,776	10,778
Goodwill	571,863	615,343
Other assets	20,984	22,836

Total assets	$934,334	$904,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,087	$13,415
Accrued liabilities	11,006	12,691
Accrued compensation-related costs	59,002	78,610
Income tax payable	—	1,137
Other current liabilities	28,990	32,009

Total current liabilities	110,085	137,862
Non-current liabilities:
Deferred income tax liabilities	71,240	86,571
Other non-current liabilities	38,888	26,016
Bank debt non-current	188,825	56,673

Total non-current liabilities	298,953	169,260

Total liabilities	409,038	307,122

Stockholders’ equity:
Common stock	63	63
Additional paid-in capital	606,606	598,724
Treasury stock	(262,522)	(247,106)
Retained earnings	189,755	254,735
Accumulated other comprehensive loss	(8,606)	(9,341)

Total stockholders’ equity	525,296	597,075

Total liabilities and stockholders’ equity	$934,334	$904,197

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues before reimbursements	$186,504	$187,066	$361,560	$370,200
Reimbursements	21,593	22,589	44,285	48,954

Total revenues	208,097	209,655	405,845	419,154
Cost of services before reimbursable expenses	126,792	122,360	246,920	245,412
Reimbursable expenses	21,593	22,589	44,285	48,954

Total costs of services	148,385	144,949	291,205	294,366
General and administrative expenses	34,237	32,556	67,339	65,122
Depreciation expense	4,953	4,100	9,262	7,830
Amortization expense	1,633	1,713	2,995	3,411
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(2,444)	—	(3,604)	—
Office consolidation, net	—	290	—	498
Gain on disposition of assets	—	—	—	(1,715)
Goodwill impairment	122,045	—	122,045	—
Other impairment	204	—	204	—

Operating income (loss)	(100,916)	26,047	(83,601)	49,642
Interest expense	1,397	1,172	2,235	2,397
Interest income	(71)	(112)	(160)	(275)
Other (income) expense, net	186	6	268	(142)

Income (loss) from continuing operations before income tax (benefit) expense	(102,428)	24,981	(85,944)	47,662
Income tax (benefit) expense	(26,569)	10,732	(20,455)	20,298

Net income (loss) from continuing operations	(75,859)	14,249	(65,489)	27,364
Income (loss) from discontinued operations, net of tax	—	(299)	509	384

Net income (loss)	$(75,859)	$13,950	$(64,980)	$27,748

Basic per share data
Net income (loss) from continuing operations	$(1.55)	$0.28	$(1.34)	$0.55
Income (loss) from discontinued operations, net of tax	—	(0.01)	0.01	0.01

Net income (loss) (1)	$(1.55)	$0.28	$(1.33)	$0.55

Shares used in computing basic per share data	48,971	50,041	48,917	50,168

Diluted per share data
Net income (loss) from continuing operations	$(1.55)	$0.28	$(1.34)	$0.53
Income (loss) from discontinued operations, net of tax	—	(0.01)	0.01	0.01

Net income (loss)	$(1.55)	$0.27	$(1.33)	$0.54

Shares used in computing diluted per share data	48,971	51,022	48,917	51,191
Net income (loss)	$(75,859)	$13,950	$(64,980)	$27,748
Other comprehensive income (loss), net of tax
Unrealized net income (loss), foreign currency translation	786	(744)	692	(6,085)
Unrealized net income (loss) on interest rate derivatives	(14)	45	(34)	35
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	39	30	77	58

Other comprehensive income (loss), net of tax	811	(669)	735	(5,992)

Total comprehensive income (loss), net of tax	$(75,048)	$13,281	$(64,245)	$21,756

(1)	Basic net income per share for the three and six months ended June 30, 2013 do not sum due to rounding.

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2013	62,802	(13,770)	63	598,724	(247,106)	(9,341)	254,735	597,075
Comprehensive income (loss)	—	—	—	—	—	735	(64,980)	(64,245)
Issuances of common stock	94	—	—	1,535	—	—	—	1,535
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	1,929	—	—	—	1,929
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	630	(44)	—	(3,573)	(817)	—	—	(4,390)
Share-based compensation expense	10	(10)	—	5,408	(172)	—	—	5,236
Additional paid-in capital recorded through compensation expense	—	—	—	2,583	—	—	—	2,583
Repurchases of common stock	—	(814)	—	—	(14,427)	—	—	(14,427)

Balance at June 30, 2014	63,536	(14,638)	$63	$606,606	$(262,522)	$(8,606)	$189,755	$525,296

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(64,980)	$27,748
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	9,262	7,830
Accelerated depreciation - office consolidation	—	498
Amortization expense	2,995	3,411
Amortization expense – client-facing software	242	151
Share-based compensation expense	5,236	5,419
Accretion of interest expense	654	453
Deferred income taxes	(24,395)	11,973
Allowance for doubtful accounts receivable	2,784	1,227
Contingent acquisition liability adjustments, net	(3,604)	—
Gain on disposition of assets	—	(1,715)
Gain on disposition of discontinued operations	(509)	—
Goodwill impairment	122,045	—
Other impairment	204	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(29,293)	(16,264)
Prepaid expenses and other assets	141	7,125
Accounts payable	(4,216)	(5,559)
Accrued liabilities	(1,695)	87
Accrued compensation-related costs	(21,619)	(21,428)
Income taxes payable	(837)	(5,412)
Other liabilities	(4,879)	21

Net cash (used in) provided by operating activities	(12,464)	15,565
Cash flows from investing activities:
Purchases of property and equipment	(10,942)	(5,755)
Acquisitions of businesses, net of cash acquired	(84,834)	—
Proceeds from dispositions, net of selling costs	824	15,607
Payments of acquisition liabilities	(443)	(348)
Capitalized client-facing software	(864)	(2,001)

Net cash (used in) provided by investing activities	(96,259)	7,503
Cash flows from financing activities:
Issuances of common stock	1,535	2,145
Repurchases of common stock	(14,427)	(13,645)
Payments of contingent acquisition liabilities	(107)	(3,287)
Repayments to banks	(156,895)	(204,444)
Borrowings from banks	288,774	199,338
Other, net	(2,281)	(1,452)

Net cash (used in) provided by financing activities	116,599	(21,345)

Effect of exchange rate changes on cash and cash equivalents	8	(187)

Net increase in cash and cash equivalents	7,884	1,536
Cash and cash equivalents at beginning of the period	1,968	1,052

Cash and cash equivalents at end of the period	$9,852	$2,588

Supplemental Consolidated Cash Flow Information

	For the six months ended June 30,
	2014	2013
Interest paid	$1,192	$1,554
Income taxes paid, net of refunds	$3,236	$13,133

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialized, global professional services firm that combines deep industry knowledge with technical expertise to enable companies to defend, protect and create value. We focus on industries and clients facing transformational change and significant regulatory and legal issues. We serve clients primarily in the healthcare, energy, construction and financial services sectors which represent highly complex regulatory environments. Our professional service offerings include strategic, financial, operational, technology, risk management, compliance, investigative solutions, dispute resolution services and revenue cycle management. We provide our services to companies, legal counsel and governmental agencies. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy.

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2014.

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

2014 Acquisitions

On May 14, 2014, we acquired Cymetrix Corporation (“Cymetrix”) to expand our healthcare business. Cymetrix specializes in providing revenue cycle management services to hospital and healthcare networks. This acquisition included approximately 600 professionals and was integrated into our Technology, Data & Process group within our Healthcare segment. We paid $76.9 million, including selling costs, in cash at closing. The selling stockholders of Cymetrix can also earn up to an additional $25.0 million based on the business achieving certain performance targets over the period beginning November 1, 2014 and ending October 31, 2015. The additional payment is due within 90 days of the end of the performance period. During the third quarter we expect to pay approximately $1.4 million for closing date working capital adjustments. We estimated the fair value of the deferred contingent consideration on the date of closing to be $20.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. During the six months ended June 30, 2014, acquisition costs relating to this acquisition totaling $1.1 million were expensed as incurred and included within general and administrative expenses. We have preliminarily estimated the fair value of the assets and liabilities for Cymetrix. We are still in the process of finalizing closing date working capital adjustments and tax related balances. In addition, as we complete our review we may come across additional closing date adjustments not anticipated. These adjustments may revise our preliminary purchase price allocation. The excess of the purchase price over the aggregate fair values was recorded as goodwill as required by ASC 805 – Accounting for Business Combinations and Non-controlling Interests. Post-acquisition adjustments relating to facts and circumstances at the closing date, if any, will be recorded to goodwill as identified for a period not exceeding 12 months. The preliminary opening balance sheet for Cymetrix is as follows (in thousands):

Cash	$1,357
Accounts receivable, net	11,283
Other current assets	1,659
Property and equipment, net	11,813
Goodwill	71,212
Intangible assets	18,000

Total assets	$115,324

Total liabilities	$36,975

The beginning balance of the Cymetrix intangible assets consisted of the following (amounts in thousands, except year data):

Category	Useful Life (years)	Amount
Trade name	4.0	$1,900
Customer lists and relationships	8.3	16,100

		$18,000

Also, during 2014, we acquired two small businesses, Leerink Swann Consulting (“Leerink”) in April 2014 and HLP Consulting PTE. LTD (“HLP”) in June 2014, for an aggregate purchase price of $8.5 million, of which $6.4 million was paid in cash at closing. Leerink was integrated into our Healthcare segment, and HLP was integrated into our Disputes, Investigations & Economics segment.

2013 Acquisitions

On July 1, 2013, we acquired the assets of The Anson Group, LLC (“Anson”) for an aggregate purchase price of $5.0 million, of which $3.0 million was paid in cash at closing and $2.0 million will be paid in deferred cash payments in three equal installments on each of the first, second and third anniversaries of closing. Anson can also earn up to $3.0 million of additional payments based on the business achieving certain performance targets over a three-year period following the closing. The deferred contingent consideration is recorded at fair value for each reporting period (see Note 12 – Fair Value). Anson was integrated into our Disputes, Investigations & Economics segment.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the acquisitions noted above had occurred as of January 1, 2013. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Total revenues	$216,425	$229,076	$430,267	$456,038
Net income (loss) from continuing operations	$(75,859)	$14,876	$(65,491)	$28,524
Basic net income (loss) from continuing operations per basic share	$(1.54)	$0.30	$($1.34)	$$0.57
Shares used in computing net income (loss) per basic share	48,971	50,041	48,917	50,168
Diluted net income (loss) from continuing operations per diluted share	$(1.54)	$0.29	$($1.34)	$0.56
Shares used in computing net income (loss) per diluted share	48,971	51,022	48,917	51,191

3.	DISPOSITIONS AND DISCONTINUED OPERATIONS

On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. The transaction included the transition of 45 employees to the purchaser. As part of the transaction, we received $1.4 million in cash, net of selling costs and a holdback for post-closing working capital adjustments. The sale agreement also allowed for contingent deferred proceeds of $2.5 million payable to us on the 13th month anniversary of the closing based on the achievement of certain performance targets. Contingent deferred proceeds are currently estimated to be zero. During the three months ended March 31, 2014, we recorded a $0.5 million gain which was included in income from discontinued operations, net of tax, related to the settlement of the holdback mentioned above.

The operating results of the United Kingdom financial services advisory business have been reported in accordance with ASC Topic 205 as “discontinued operations.” All other operations are considered “continuing operations.” Summarized operating results of the discontinued operations are presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues before reimbursements	$—	$2,641	$—	$6,765
Total revenues	$—	$3,437	$—	$8,711
Income (loss) from discontinued operations before income tax expense	$—	$(383)	$509	$511
Income tax (benefit) expense from discontinued operations	$—	$(84)	$—	$127
Income (loss) from discontinued operations, net of tax	$—	$(299)	$509	$384

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

4.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Disputes, Investigations & Economics segment provides accounting, financial and economic analysis, as well as discovery support, data management and analytics, on a wide range of legal and business issues including disputes, investigations and regulatory matters. The clients of this segment are principally companies, along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•	The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

•	The Healthcare segment provides strategic, operational, performance improvement and revenue cycle management solutions to clients across the healthcare landscape including health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, and the required implementation of a new medical coding system.

•	The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of new business models and creating sustainable excellence on issues ranging from asset investment management, integrated resource planning, renewables, distributed generation, energy efficiency and outage management and restoration.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues before reimbursements:
Disputes, Investigations & Economics	$76,294	$76,352	$152,326	$153,327
Financial, Risk & Compliance	32,193	40,097	63,604	77,738
Healthcare	54,446	46,814	99,181	90,397
Energy	23,571	23,803	46,449	48,738

Total revenues before reimbursements	$186,504	$187,066	$361,560	$370,200

Total revenues:
Disputes, Investigations & Economics	$82,444	$82,828	$164,528	$166,286
Financial, Risk & Compliance	38,224	46,939	76,222	94,268
Healthcare	60,476	52,383	110,842	101,574
Energy	26,953	27,505	54,253	57,026

Total revenues	$208,097	$209,655	$405,845	$419,154

Segment operating profit:
Disputes, Investigations & Economics	$26,213	$25,393	$50,931	$51,210
Financial, Risk & Compliance	13,541	16,791	27,009	30,938
Healthcare	15,475	18,110	29,504	33,914
Energy	7,009	8,075	13,496	16,871

Total segment operating profit	62,238	68,369	120,940	132,933

Segment reconciliation to income from continuing operations before income tax (benefit) expense:
Reconciling items:
General and administrative expenses	34,237	32,556	67,339	65,122
Depreciation expense	4,953	4,100	9,262	7,830
Amortization expense	1,633	1,713	2,995	3,411
Other operating costs (benefit), net	119,805	290	118,645	(1,217)
Long-term compensation expense attributable to consultants (including share-based compensation expense)	2,526	3,663	6,300	8,145

Operating income (loss)	(100,916)	26,047	(83,601)	49,642
Interest and other expense, net	1,512	1,066	2,343	1,980

Income (loss) from continuing operations before income tax (benefit) expense	$(102,428)	$24,981	$(85,944)	$47,662

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	June 30, 2014	December 31, 2013
Disputes, Investigations & Economics	$342,628	$443,417
Financial, Risk & Compliance	94,750	89,498
Healthcare	285,236	173,066
Energy	99,464	101,851
Unallocated assets	112,256	96,365

Total assets	$934,334	$904,197

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	June 30, 2014	December 31, 2013
Goodwill	$699,333	$620,768
Less - accumulated amortization	(5,425)	(5,425)
Less - accumulated impairment	(122,045)	—

Goodwill, net	$571,863	$615,343

Changes made to our goodwill balances during the six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy	Total Company
Goodwill, net as of January 1, 2013	$357,091	$56,982	$129,231	$76,628	$619,932
Adjustments	(78)	11	(34)	—	(101)
Disposition	(7,350)	—	—	—	(7,350)
Foreign currency	(5,757)	(168)	—	(73)	(5,998)

Goodwill, net as of June 30, 2013	$343,906	$56,825	$129,197	$76,555	$606,483

Goodwill, net as of January 1, 2014	354,221	55,330	129,191	76,601	615,343
Acquisitions	3,100	—	74,724	—	77,824
Impairment	(122,045)	—	—	—	(122,045)
Adjustments	(78)	(17)	(6)	—	(101)
Foreign currency	852	(14)	—	4	842

Goodwill, net as of June 30, 2014	$236,050	$55,299	$203,909	$76,605	$571,863

We performed our annual goodwill impairment test as of May 31, 2014. The test is a two-step test, the first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

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

If the carrying value exceeds the fair value determined in step one, step two is performed. Step two requires us to calculate the implied fair value of a reporting unit’s goodwill. This is accomplished by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, similar to the purchase price allocation used when purchasing a new business. We estimate the fair value of the reporting unit’s assets and liabilities and deem the residual fair value of the reporting unit as the implied fair value of the reporting unit’s goodwill. To the extent that the implied fair value of goodwill is below our carrying value, an impairment is recorded to reduce the carrying value to the implied fair value. The resulting impairment may be significantly higher than the difference between the carrying value and fair value determined in step one as a result of fair value assigned to other assets and liabilities in the hypothetical purchase price allocation completed in step two.

The key assumptions used in our annual impairment test included: internal projections completed during our most recent quarterly forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; company specific risk considerations; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth.

Based on our assumptions, the estimated fair value exceeded the net asset carrying value for our Healthcare, Energy and Financial, Risk & Compliance reporting units as of May 31, 2014. Accordingly, there was no indication of impairment of our goodwill for these reporting units. Healthcare, Energy and Financial, Risk & Compliance reporting units exceeded their net asset carrying values by 41%, 41% and 65%, respectively.

Based on our impairment test as of May 31, 2014, the estimated fair value of our Disputes, Investigations & Economics reporting unit was less than the net asset carrying value by approximately 1%. As such, we performed the second step of the goodwill impairment test on this reporting unit. The second step indicated that the current fair value of the reporting unit’s identifiable intangible assets based upon the hypothetical purchase price allocation mentioned above significantly exceeded the carrying value of those assets. As such, a pre-tax goodwill impairment of $122.0 million was recorded as a separate line item within other operating costs (benefit) within the unaudited consolidated statements of comprehensive income (loss). The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement. Additionally, we tested the intangible and tangible assets related to this reporting unit based on the related undiscounted future cash flows and concluded that no impairment for these assets existed.

Historically, our May 31, 2013 and 2012 impairment tests of our Disputes, Investigations & Economics indicated that the reporting unit exceeded its carrying value by 7% and 18%, respectively. Given the relatively lower percentage of excess of carrying value and the decreasing trend in the estimated fair value of this reporting unit, we indicated in previous periodic reports filed with the SEC that if the estimated fair value decreased in future periods, an impairment could result. Also, due to the relatively low excess carrying value, we have evaluated Disputes, Investigations, & Economics each quarter since our May 31, 2013 impairment test, and at the time, concluded that it was not more likely than not that the fair value of the reporting unit had fallen below the carrying value and as a result the two step impairment test was not performed prior to the May 2014 annual impairment test.

In completing our annual impairment test at May 31, 2014, we considered historical trends as we updated projections for the business. While Disputes, Investigations & Economics revenue before reimbursements (RBR) during the three months ended June 30, 2014 was consistent with the corresponding period in 2013 and segment operating profit as a percentage of RBR (margins) were slightly improved, the results were lower than assumed in previous projections. At the same time, declines in our most recent projections for the year ended December 31, 2014 indicated results were not expected to return to levels included in previous projections. As a result, as we finalized our longer term growth assumptions for Disputes, Investigations & Economics (as well as our other segments), we reduced our long-term RBR growth rates and also lowered our expectations for margin improvements in the future, partly due to the anticipated change in mix of services within the segment. We also considered contingent events not included in our projections that would potentially improve RBR and margin performance, and included those factors in our impairment test. However, the impact of lower long-term RBR and margin growth combined with these other contingent improvement considerations still resulted in a lower overall projection from previous projections for the segment.

We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be further impaired in the future. We will perform our next annual goodwill impairment test on May 31, 2015.

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

Intangible assets consisted of (in thousands):

	June 30, 2014	December 31, 2013
Intangible assets:
Customer lists and relationships	$97,421	$79,514
Non-compete agreements	22,924	22,557
Other	26,241	24,297

Intangible assets, at cost	146,586	126,368
Less: accumulated amortization	(118,810)	(115,590)

Intangible assets, net	$27,776	$10,778

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. During the three months ended June 30, 2014 we acquired $18.0 million in intangible assets as part of our Cymetrix acquisition (see Note 2 – Acquisitions). At June 30, 2014, our intangible assets consisted of the following (amounts in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	7.7	$23,295
Non-compete agreements, net	4.1	1,697
Other intangible assets, net	3.0	2,784

Total intangible assets, net	7.0	$27,776

Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2014 and in future years related to intangible assets at June 30, 2014 (in thousands):

Year Ending December 31,	Amount
2014 (July - December)	$2,872
2015	6,680
2016	5,141
2017	3,978
2018	2,947
Thereafter	6,158

Total	$27,776

6.	NET INCOME (LOSS) PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Basic shares	48,971	50,041	48,917	50,168
Employee stock options	—	97	—	79
Restricted stock and restricted stock units	—	817	—	813
Contingently issuable shares	—	67	—	131

Diluted shares	48,971	51,022	48,917	51,191

Antidilutive shares (1)	1,283	461	1,452	526

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Due to a net loss applicable to common stockholders for the three and six months ended June 30, 2014, respectively, we excluded 1,107,060 and 1,339,087 in potentially dilutive securities from the computation as their effect would be anti-dilutive.

7.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Amortization of restricted stock and restricted stock unit awards	$2,274	$2,630	$4,682	$4,762
Amortization of stock option awards	193	185	386	477
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	55	51	168	139

Total share-based compensation expense	$2,522	$2,866	$5,236	$5,378

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Cost of services before reimbursable expenses	$1,183	$1,547	$2,625	$2,829
General and administrative expenses	1,339	1,319	2,611	2,549

Total share-based compensation expense	$2,522	$2,866	$5,236	$5,378

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis.

At June 30, 2014, we had $16.2 million of total compensation costs related to unvested stock-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately 2 years. During the six months ended June 30, 2014 we granted an aggregate of 835,178 shares underlying restricted stock unit and stock option awards with an aggregate fair value of $14.1 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	June 30, 2014	December 31, 2013
Billed amounts	$145,232	$121,335
Engagements in process	71,834	55,650
Allowance for uncollectible accounts	(11,539)	(9,919)

Accounts receivable, net	$205,527	$167,066

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. During the six months ended June 30, 2014 we acquired $11.3 million in accounts receivable as part of the Cymetrix acquisition (see Note 2 – Acquisitions).

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	June 30, 2014	December 31, 2013
Notes receivable - current	$4,698	$4,906
Income tax receivable	1,816	—
Prepaid recruiting and retention incentives	9,148	8,001
Other prepaid expenses and other current assets	10,971	11,647

Prepaid expenses and other current assets	$26,633	$24,554

Other Assets

The components of other assets were as follows (in thousands):

	June 30, 2014	December 31, 2013
Notes receivable - non-current	$4,534	$7,155
Capitalized client-facing software	4,262	5,586
Prepaid recruiting and retention incentives - non-current	8,048	6,773
Prepaid expenses and other non-current assets	4,140	3,322

Other assets	$20,984	$22,836

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

Capitalized client-facing software is marketed or licensed to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the six months ended June 30, 2014 and 2013, we capitalized and acquired $2.4 million and $2.0 million, respectively, in client-facing software. In addition, during the six months ended June 30, 2014, we transferred $3.0 million of developed software into property and equipment, net due to a change in scope for its use.

Prepaid recruiting and retention incentives include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the six months ended June 30, 2014 and 2013, we granted $7.8 million and $3.8 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	June 30, 2014	December 31, 2013
Furniture, fixtures and equipment	$67,509	$62,486
Software	59,479	43,867
Leasehold improvements	30,102	32,416

Property and equipment, at cost	157,090	138,769
Less: accumulated depreciation and amortization	(99,941)	(94,431)

Property and equipment, net	$57,149	$44,338

During the six months ended June 30, 2014, we invested $10.1 million in our technology infrastructure and software. Additionally, we disposed of $3.8 million in fully depreciated assets. During the same period, we made a cash payment of $3.6 million relating to additions accrued in prior years, added $11.8 million as part of the Cymetrix acquisition (see Note 2 – Acquisitions) and transferred $3.0 million from client-facing software included in other assets due to a change in scope for the use of the developed product.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	June 30, 2014	December 31, 2013
Deferred acquisition liabilities	$6,370	$5,773
Deferred revenue	14,804	19,503
Deferred rent - short term	2,324	997
Other current liabilities	5,492	5,736

Total other current liabilities	$28,990	$32,009

The deferred acquisition liabilities at June 30, 2014 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value. During the six months ended June 30, 2014, we made cash payments of $0.6 million in connection with deferred acquisition liabilities relating to prior period acquisitions and added an additional $1.6 million relating to acquisitions (see Note 2 – Acquisitions). Additionally, we reduced the fair value of certain current deferred contingent acquisition liabilities by $0.4 million during the six months ended June 30, 2014 (see Note 12 – Fair Value). During the six months ended June 30, 2014, $2.6 million relating to accrued incentive compensation liabilities for the 2013 performance year was recorded as additional paid-in capital at the time of grant of the restricted stock units in 2014.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	June 30, 2014	December 31, 2013
Deferred acquisition liabilities	$26,282	$8,038
Deferred rent - long term	9,281	10,642
Other non-current liabilities	3,325	7,336

Total other non-current liabilities	$38,888	$26,016

The deferred acquisition liabilities at June 30, 2014 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value. As obligations become payable within the year, these cash obligations are moved to other current liabilities. During the six months ended June 30, 2014, we reduced the fair value of certain non-current deferred contingent acquisition liabilities by $3.2 million, added $20.3 million relating to the Cymetrix acquisition and $0.6 million relating to other acquisitions in deferred acquisition liabilities (see Note 2 – Acquisitions and Note 12 – Fair Value).

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity in accumulated other comprehensive income (loss) (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Unrealized gain (loss) on foreign exchange:
Balance at beginning of period	$(9,223)	$(13,759)	$(9,129)	$(8,418)
Unrealized gain (loss) on foreign exchange	786	(744)	692	(6,085)

Balance at end of period	$(8,437)	$(14,503)	$(8,437)	$(14,503)

Unrealized gain (loss) on derivatives:
Balance at beginning of period	$(194)	$(288)	$(212)	$(306)
Unrealized gain (loss) on derivatives in quarter, net of reclassification	(14)	45	(34)	35
Reclassified to interest expense	65	50	128	96
Income tax expense	(26)	(20)	(51)	(38)

Balance at end of period	$(169)	$(213)	$(169)	$(213)

	2014	2013	2014	2013
Accumulated other comprehensive income (loss) at June 30,	$(8,606)	$(14,716)	$(8,606)	$(14,716)

10.	DERIVATIVES AND HEDGING ACTIVITY

During the six months ended June 30, 2014, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive (loss) income and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the six months ended June 30, 2014. During each of the six months ended June 30, 2014 and 2013, we recorded $0.1 million in interest expense associated with differentials received or paid under the interest rate derivatives.

On July 11, 2014, we entered into five additional interest rate swap agreements with five different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average rate of 1.1% beginning July 11, 2014 through July 11, 2017.

11.	BANK DEBT

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

At June 30, 2014, we had aggregate borrowings outstanding of $188.8 million, compared to $56.7 million at December 31, 2013. Based on our financial covenants at June 30, 2014, approximately $190 million in additional borrowings were available to us under the credit facility. At June 30, 2014, we had $8.3 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At June 30, 2014, the applicable margins on LIBOR and base rate loans were 1.00% and zero, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans will have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 2.0% and 2.4% for the three months ended June 30, 2014 and 2013, respectively, and 2.4% and 2.5% for the six months ended June 30, 2014 and 2013, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2014, under the definitions in the credit agreement, our consolidated leverage ratio was 1.7 and our consolidated interest coverage ratio was 4.9. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at June 30, 2014; however, there can be no assurances that we will remain in compliance in the future.

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

Our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2014, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of our deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the six months ended June 30, 2014, we recorded $3.6 million in other operating benefit for a reduction in the liability reflecting changes in the fair value estimate of the deferred contingent consideration for certain acquisitions made in 2012 and 2013 (see Note 2 – Acquisitions). The following table summarizes the changes in the deferred contingent consideration liabilities (in thousands):

	For the six months ended June 30,
	2014	2013
Beginning Balance	$6,322	$13,384
Acquisitions	20,285	36
Accretion of acquisition-related contingent consideration	531	260
Remeasurement of acquisition-related contingent consideration	(3,604)	—
Payments	(107)	(3,287)

Ending Balance	$23,427	$10,393

At June 30, 2014, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2014 based upon the short-term nature of the assets and liabilities.

The following table summarizes our financial liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2014
Interest rate derivatives, net	$—	$285	$—	$285
Deferred contingent acquisition liabilities	$—	$—	$23,427	$23,427
At December 31, 2013
Interest rate derivatives, net	$—	$355	$—	$355
Deferred contingent acquisition liabilities	$—	$—	$6,322	$6,322

13.	OTHER OPERATING COSTS (BENEFIT)

Contingent Acquisition Liability Adjustment

During the three and six months ended June 30, 2014, we recorded benefits of $2.4 million and $3.6 million, respectively, relating to fair value adjustments to our deferred contingent acquisition liabilities. Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 12 – Fair Value).

Office consolidation

During the three and six months ended June 30, 2013, we recorded accelerated depreciation of $0.3 million and $0.5 million, respectively, in connection with the consolidation of two of our office locations.

Gain on disposition of asset

During the six months ended June 30, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment. See Note 3 – Disposition and Discontinued Operations.

Goodwill impairment

During the three months ended June 30, 2014, we recorded a pretax goodwill impairment of $122.0 million. See Note 5 – Goodwill and Intangible Assets, net.

Other impairment

During the three months ended June 30, 2014, we recorded a $0.2 million impairment on software that is no longer being utilized by our consultants for client engagements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our unaudited consolidated financial statements included elsewhere in this report.

Overview

We are an independent specialized, global professional services firm that combines deep industry knowledge with broad technical expertise. We focus on industries and clients facing transformational change and significant regulatory and legal issues. We serve clients primarily in the healthcare, energy, construction and financial services sectors which represent highly complex regulatory environments. Our professional service offerings include strategic, financial, operational, technology, risk management, compliance, investigative solutions, dispute resolution services and revenue cycle management. The nature of our services, as well as our clients’ demand for our services, are impacted not only by these regulatory and structural changes, but also by the United States and global economies and other significant events specific to our clients.

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

We periodically review and adjust our consultants’ total compensation (including salaries, annual cash incentive compensation, other cash and share-based compensation, and benefits) to ensure that it is competitive within the industry and is consistent with our performance. We also monitor and adjust our bill rates according to then-current market conditions for our service offerings and within the various industries we serve.

In addition to investing in human capital resources, we invest in technology-related tools to derive services to provide further value to current and future clients as our business models change.

Acquisitions

On May 14, 2014, we acquired Cymetrix, a privately held revenue cycle management firm that specialized in providing services to hospital and healthcare networks. The acquisition added approximately 600 employees mainly to the Technology, Data & Process FTE within our Healthcare segment.

Further information regarding the purchase price, purchase price allocation and other details of significant businesses acquired can be found in Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented have been included in our discussion below.

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

Key Operating Metrics

The following key operating metrics provide additional operating information related to our continuing business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. Our Technology, Data & Process businesses are comprised of technology enabled professional services, including e-discovery services and data analytics, technology solutions and data services, revenue cycle management and insurance claims processing, market research and benchmarking businesses.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

•	Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

•	Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and Non-billable criteria also apply to period-end FTE.

•	Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance-based services and related to Technology, Data & Process FTE are excluded from average bill rate.

•	Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually).

•	Billable hours are the number of hours our Consulting FTE recorded time to client engagements during the reporting period.

•	Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributable to retention incentives.

All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Results for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

	For the three months ended June 30,		2014 over 2013 Increase (Decrease) Percentage	For the six months ended June 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Key operating metrics:
Average FTE
-Consulting	1,563	1,506	3.8	1,552	1,517	2.3
-Technology, Data & Process	843	413	104.1	693	410	69.0
-Non-billable	574	534	7.5	558	537	3.9
Period end FTE
-Consulting	1,566	1,493	4.9	1,566	1,493	4.9
-Technology, Data & Process	1,113	471	136.3	1,113	471	136.3
-Non-billable	599	538	11.3	599	538	11.3
Average bill rate	$282	$278	1.4	$281	$276	1.8
Utilization	74%	76%	(2.6)	75%	77%	(2.6)

Overview. During the three months ended June 30, 2014 and 2013, we reported $75.9 million net loss from continuing operations and $14.2 million net income from continuing operations, respectively. During the three months ended June 30, 2014, we recorded a goodwill impairment in other operating cost (benefit) of $122.0 million relating to our Disputes, Investigations & Economics segment. For further discussion regarding the impairment see our segment discussion below and Note 5 – Goodwill and Intangible Assets, Net to the notes to our unaudited consolidated financial statements. Partially offsetting this impairment was a benefit from a fair value adjustment of $2.4 million to our deferred contingent acquisition liabilities during the three months ended June 30, 2014, also recorded in other operating cost (benefit). Revenues before reimbursements (RBR) decreased 0.3% for the three months ended June 30, 2014 compared to the corresponding period in 2013. The decrease was mainly a result of a year-over-year decline in our Financial, Risk & Compliance segment which was mostly offset by contributions from the acquisition of Cymetrix in May 2014 within our Healthcare segment (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). In addition, depreciation expense increased 20.8% for the three months ended June 30, 2014 compared to the corresponding period in 2013.

During the six months ended June 30, 2014 and 2013, we reported $65.5 million net loss from continuing operations and $27.4 million net income from continuing operations, respectively. In addition to the goodwill impairment discussed above, general and administrative expenses increased 3.4% during the six months ended June 30, 2014 compared to the corresponding period in 2013. The six months ended June 30, 2014 benefited from a $3.6 million adjustment to our deferred contingent acquisition liabilities while the corresponding period in 2013 benefited from a $1.7 million gain from the sale of a portion of our economics business within our Disputes, Investigations & Economics segment (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements). RBR decreased 2.3% for the six months ended June 30, 2014 compared to the corresponding period in 2013 for reasons discussed above. In addition, depreciation expense increased 18.3% while amortization expense decreased 12.2% for the six months ended June 30, 2014 compared to the corresponding period in 2013.

Operating results and segment information are discussed in further detail below.

Revenues before Reimbursements. For the three months ended June 30, 2014, RBR decreased 0.3% compared to the corresponding period in 2013. During the three months ended June 30, 2014, we acquired Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of our acquisitions on a pro forma basis, RBR decreased 5.7% for the three months ended June 30, 2014 compared to the corresponding period in 2013. Our Financial, Risk & Compliance segment’s RBR for the three months ended June 30, 2014 decreased 19.7% compared with the corresponding period in 2013 due to the wind-down of the significant mortgage servicing review engagements in 2013 and lower restructuring related revenue in 2014 partially offset by increased activity in consent order-related work in 2014. Our Healthcare segment’s RBR increased 16.3% for the three months ended June 30, 2014 over the corresponding period in 2013, mainly as a result of our acquisition of Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). For the same period, our Energy segment’s RBR decreased 1.0%. Our Disputes, Investigations & Economics segment’s RBR was relatively flat for the three months ended June 30, 2014 compared to the corresponding period in 2013 mainly due to the prior year departure of senior personnel within our economics business offset by increases in technology related services and global construction. For further discussion of segment results see below.

RBR included no performance-based fees for the three months ended June 30, 2014, compared to $1.3 million in the corresponding period in 2013.

Utilization levels for the three months ended June 30, 2014 and 2013 were 74% and 76%, respectively. Average bill rate increased 1.4% to $282. Average FTE – Consulting increased 3.8% for the three months ended June 30, 2014 compared to the corresponding period in 2013 mainly due to hiring within the Healthcare, Financial, Risk & Compliance and Energy segments offset by planned and unplanned attrition within the Disputes, Investigations & Economics segment. Average FTE – Technology, Data & Process increased 104.1% mainly due to our May 2014 acquisition of Cymetrix, which added 288 (due to partial period of ownership averaged over the 3 month period) Average FTE during the current period. We also made additional technology-related FTE to support physician revenue cycle management engagements.

For the six months ended June 30, 2014, RBR decreased 2.3% compared to the corresponding period in 2013. Including the impact of our acquisitions on a pro forma basis, RBR decreased 5.4% for the six months ended June 30, 2014 compared to the corresponding period in 2013. Our Healthcare segment’s RBR increased 9.7% for the six months ended June 30, 2014 over the corresponding period in 2013, and our Financial, Risk & Compliance segment’s RBR decreased 18.2% for the same period, mainly due to reasons discussed above. For the same period, our Energy segment’s RBR decreased 4.7% mainly due to fewer engagements relating to market analysis and pricing services. Our Disputes, Investigations & Economics segment’s RBR decreased 0.7% for the six months ended June 30, 2014 compared to the corresponding period in 2013 mainly due to the prior year departure of senior personnel within the economics business offset by an increase in technology related services and global construction.

RBR included no performance-based fees for the six months ended June 30, 2014, compared to $2.1 million in the corresponding period in 2013. The decrease was primarily associated with our Healthcare and Financial, Risk & Compliance segments.

Utilization levels for the six months ended June 30, 2014 and 2013 were 75% and 77%, respectively. Average bill rate increased 1.8% to $281. Average FTE – Consulting increased 2.3% for the six months ended June 30, 2014 compared to the corresponding period in 2013 mainly due to hiring within the Healthcare segment offset by planned and unplanned attrition within the Disputes, Investigations & Economics segment. Average FTE – Technology, Data & Process increased 69.0% mainly due to the acquisition of Cymetrix. Cymetrix added 144 (due to partial period of ownership averaged over the 6 month period) Average FTE during the current period.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 3.6% for the three months ended June 30, 2014 compared to the corresponding period in 2013. The increase was mainly due to the acquisition of Cymetrix, an increase in wages relating to FTE hires within the Healthcare segment, medical and recruiting costs. These increases were partially offset by lower compensation costs associated with the Financial, Risk & Compliance segment, lower performance-based incentive compensation and lower share-based compensation (see Note 7 – Share-based Compensation to the notes to the unaudited consolidated financial statements). Severance expense relating to client service FTE’s for the three months ended June 30, 2014 and 2013 was $1.7 million and $2.1 million, respectively.

Cost of services before reimbursable expenses increased 0.6% for the six months ended June 30, 2014 compared to the corresponding period in 2013. The increase was mainly due to reasons discussed above. Severance expense relating to client service FTE’s for the six months ended June 30, 2014 and 2013 was $2.2 million and $3.4 million, respectively.

General and Administrative Expenses. General and administrative expenses increased 5.2% for the three months ended June 30, 2014. The increase was mainly a result of our acquisition of Cymetrix, higher settlement costs, higher compensation costs due to an increase in FTE, higher bad debt expense and information technology costs. These increases were partially offset by lower facilities expense and meeting expenses. Bad debt expense for the three months ended June 30, 2014 compared to the corresponding period in 2013 was $1.9 million and $1.0 million, respectively. The three months ended June 30, 2013 also benefited from a large collection of previously reserved accounts receivable balances. Average non-billable FTE related to general and administrative expenses for the three months ended June 30, 2014 compared to the corresponding period in 2013 was 521 and 478, respectively, due, in part to Cymetrix which added 23 non-billable FTE’s. General and administrative expenses were 18.4% and 17.4% of RBR for the three months ended June 30, 2014 and 2013, respectively, for the reasons discussed above.

General and administrative expenses increased 3.4% for the six months ended June 30, 2014. The increase was mainly a result of higher acquisition-related costs which were $1.7 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively, incremental costs as a result of our acquisition of Cymetrix, and higher information technology costs, marketing and bad debt expense, which were partially offset by a decrease in facilities expense, meeting expense and lower compensation expense due to the departure of certain senior corporate management personnel in 2013. Bad debt expense for the six months ended June 30, 2014 and 2013 was $2.8 million and $1.3 million, respectively. The six months ended June 30, 2013 also benefited from a large collection of previously reserved accounts receivable balances. Average non-billable FTE related to general and administrative expenses for the six months ended June 30, 2014 compared to the corresponding period in 2013 was 506 and 481, respectively. General and administrative expenses were 18.6% and 17.6% of RBR for the six months ended June 30, 2014 and 2013, respectively, for the reasons discussed above.

Days sales outstanding (DSO) was 82 days at June 30, 2014 compared to 79 days at June 30, 2013.

Depreciation Expense. The increase in depreciation expense was 20.8% and 18.3% for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013 was primarily due to acquisitions and increased technology infrastructure spending.

Amortization Expense. Amortization expense decreased 4.7% and 12.2% for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The decrease was due mainly to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term. Amortization expense for the three months ended June 30, 2014 compared to the corresponding period in 2013 was also impacted by the acquisition of Cymetrix.

Other Operating Costs – Goodwill impairment. During the three months ended June 30, 2014, we performed our annual goodwill impairment test. Based upon the results of the two-step test, a pretax goodwill impairment of $122.0 million was recorded. For further details see Note 5 – Goodwill and Intangible Assets, net to the notes to our unaudited consolidated financial statements.

Other Operating Costs – Other impairment. During the three months ended June 30, 2014, we recorded a $0.2 million impairment on software that is no longer being utilized by our consultants for client engagements.

Other Operating Benefit – Contingent acquisition liability adjustment. During the three and six months ended June 30, 2014, we recorded benefits of $2.4 million and $3.6 million, respectively, relating to fair value adjustments to our deferred contingent acquisition liabilities (see Note 12 – Fair Value to the notes to the unaudited consolidated financial statements). No such benefit was recorded during the three and six months ended June 30, 2013.

Other Operating Costs – Office consolidation. During the three and six months ended June 30, 2013, we recorded accelerated depreciation of $0.3 million and $0.5 million, respectively in connection with the consolidation of two of our office locations.

Other Operating Benefit – Gain on disposition of assets. During the six months ended June 30, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment. The gain reflected proceeds of $15.6 million in cash, net of selling expenses and a reduction of $6.5 million of working capital and $7.4 million of goodwill. No such gain was recorded during the three and six months ended June 30, 2014. See Note 3 – Disposition and Discontinued Operations to the notes to our unaudited consolidated financial statements.

Interest Expense. Interest expense increased 19.2% or $0.2 million for the three months ended June 30, 2014 compared to the corresponding period in 2013. The increase was mainly due to the incremental imputed interest relating to the contingent acquisition liability for Cymetrix recorded at net present value and higher average borrowings for the three months ended June 30, 2014 compared to the corresponding period in 2013, partially offset by lower average borrowing rate for the same period.

Interest expense decreased 6.8% or $0.2 million for the six months ended June 30, 2014 compared to the corresponding period in 2013. This decrease was due to lower average borrowings for the six months ended June 30, 2014 compared to the corresponding period in 2013 partially offset by a slightly higher weighted average interest rate and incremental imputed interest as discussed above.

Our average borrowing rates under our credit facility, including the impact of our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), were 2.0% and 2.4% for the three months ended June 30, 2014 and 2013, respectively, and 2.4% and 2.5% for the six months ended June 30, 2014 and 2013, respectively. See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on borrowings under our credit facility.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various book-to-tax permanent differences. It is also affected by discrete items which may not be consistent from year to year.

The effective tax rate for the six months ended June 30, 2014 is not comparable due to the impact of a goodwill impairment of approximately $122.0 million related to both tax deductible and non-tax deductible components of goodwill. The impairment reduced income tax expense by approximately $35.1 million.

The effective tax rate excluding the goodwill impairment from continuing operations for the three months ended June 30, 2014 and 2013 would have been 43.5% and 43.0%, respectively. The increase in rates between periods is due to discrete items recorded that primarily relate to state enacted legislative changes and non-deductible acquisition costs.

The effective tax rate excluding the goodwill impairment from continuing operations for the six months ended June 30, 2014 and 2013 would have been 40.6% and 42.6%, respectively. The decrease in rates between periods is attributable to improved earnings in certain foreign jurisdictions, including the reversal of foreign deferred income tax valuation allowances.

Income (loss) from Discontinued Operations, net of tax. Income from discontinued operations, net of tax was zero for the three months ended June 30, 2014 compared to a loss of $0.3 million for the corresponding period in 2013. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the six months ended June 30, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments. Refer to Note 3 – Dispositions and discontinued operations to the notes to our unaudited financial statements for further details on our discontinued operations.

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

Disputes, Investigations & Economics
	For the three months ended June 30,		2014 over 2013 Increase (Decrease) Percentage	For the six months ended June 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Revenues before reimbursements (in 000s)	$76,294	$76,352	(0.1)	$152,326	$153,327	(0.7)
Total revenues (in 000s)	$82,444	$82,828	(0.5)	$164,528	$166,286	(1.1)
Segment operating profit (in 000s)	$26,213	$25,393	3.2	$50,931	$51,210	(0.5)
Key segment operating metrics:
Segment operating profit margin	34.4%	33.3%	3.3	33.4%	33.4%	—
Average FTE - Consulting	523	543	(3.7)	524	556	(5.8)
Average FTE - Technology, Data & Process	192	190	1.1	194	191	1.6
Average utilization rates based on 1,850 hours	70%	73%	(4.1)	72%	74%	(2.7)
Average bill rate	$365	$349	4.6	$363	$347	4.6

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

As a result of reducing the growth assumptions and lowering margin expectations in this segment, our annual goodwill impairment testing performed as of May 31, 2014 indicated that the fair value of the segment was less than its carrying value by 1%. After performing the second step of the goodwill impairment test (see Note 5 – Goodwill and Intangible Assets to the notes to the unaudited consolidated financial statements), we determined that a goodwill impairment of $122.0 million was necessary and recorded such amount during the three months ended June 30, 2014. Although growth assumptions have been reduced we still expect modest growth in the future albeit with lower margins.

RBR for this segment was relatively flat for the three months ended June 30, 2014 compared to the corresponding period in 2013. RBR was negatively impacted by departures of senior personnel in the economics business in the prior year, lower demand for international arbitration and financial services dispute engagements. These decreases were mostly offset by increased activity in global construction, technology and new business from a third quarter 2013 acquisition in healthcare disputes (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of the segment’s acquisitions on a pro forma basis, RBR decreased 3.9% for the three months ended June 30, 2014 compared to the corresponding period in 2013. Average FTE - Consulting decreased 3.7% for the three months ended June 30, 2014 compared to the corresponding period in 2013, mainly due to planned and unplanned attrition. For the same period, average FTE – Technology, Data & Process increased 1.1%. Average bill rate increased 4.6% to $365 for the three months ended June 30, 2014 compared to the corresponding period in 2013, mainly due to higher global construction rates. Utilization decreased 4.1% for the same period. For the three months ended June 30, 2014, segment operating profit increased $0.8 million and segment operating profit margins increased 1.1 percentage points compared to the corresponding period in 2013 mainly due to lower wages relative to RBR. Severance expense for the three months ended June 30, 2014 compared to the corresponding period in 2013 was $0.5 million and $1.4 million, respectively.

RBR for this segment decreased 0.7% for the six months ended June 30, 2014 compared to the corresponding period in 2013. The decrease in RBR was mainly due to the January 2013 sale of a portion of the economics business within the segment (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements) and other senior departures. In addition, lower demand for financial services dispute engagements and forensic accounting during the six months ended June 30, 2014 compared to the corresponding period in 2013 contributed to the decrease. These decreases were partially offset by increased activity in international arbitration, data breach and tax controversy work as well as new business from a third quarter 2013 acquisition in healthcare disputes (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of the segment’s acquisitions on a pro forma basis, RBR decreased 4.0% for the six months ended June 30, 2014 compared to the corresponding period in 2013. Average FTE - Consulting decreased 5.8% for the six months ended June 30, 2014 compared to the corresponding period in 2013, mainly due to planned and unplanned attrition. For the same period, average FTE – Technology, Data & Process increased 1.6%. Average bill rate increased 4.6% to $363 for the six months ended June 30, 2014 compared to the corresponding period in 2013. Utilization decreased 2.7% for the same period. For the six months ended June 30, 2014, segment operating profit decreased $0.3 million and segment operating profit margin was flat compared to the corresponding period in 2013.

Financial, Risk & Compliance
	For the three months ended June 30,		2014 over 2013 Increase (Decrease) Percentage	For the six months ended June 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Revenues before reimbursements (in 000s)	$32,193	$40,097	(19.7)	$63,604	$77,738	(18.2)
Total revenues (in 000s)	$38,224	$46,939	(18.6)	$76,222	$94,268	(19.1)
Segment operating profit (in 000s)	$13,541	$16,791	(19.4)	$27,009	$30,938	(12.7)
Key segment operating metrics:
Segment operating profit margin	42.1%	41.9%	0.5	42.5%	39.8%	6.8
Average FTE - Consulting	265	218	21.6	257	217	18.4
Average utilization rates based on 1,850 hours	80%	84%	(4.8)	82%	81%	1.2
Average bill rate	$283	$279	1.4	$279	$276	1.1

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

RBR for this segment decreased 19.7% for the three months ended June 30, 2014 compared to the corresponding period in 2013. RBR for the current period reflected decreased RBR from mortgage servicing review engagements, restructuring-related services and regulatory compliance partially offset by new consent order-related work. Average FTE – Consulting increased 21.6% for the three months ended June 30, 2014 compared to the corresponding period in 2013 due to increased demand for consent-order related financial services and regulatory compliance businesses offset by fewer restructuring-related professionals. Average bill rate increased 1.4% to $283 for the three months ended June 30, 2014 compared to the corresponding period in 2013. Utilization decreased 4.8% for the three months ended June 30, 2014 compared to the corresponding period in 2013. Segment operating profit decreased $3.3 million and segment operating profit margins increased 0.2 percentage points.

RBR for this segment decreased 18.2% for the six months ended June 30, 2014 compared to the corresponding period in 2013. RBR for the current period reflected decreased RBR from mortgage servicing review engagements and restructuring-related services partially offset by increased activity in regulatory compliance, including a large anti-money laundering engagement and new consent order-related work. Average FTE – Consulting increased 18.4% for the six months ended June 30, 2014 compared to the corresponding period in 2013 due to increased demand for consent order-related financial services and regulatory compliance businesses partially offset by fewer restructuring-related professionals. Average bill rate increased 1.1% to $279 for the six months ended June 30, 2014 compared to the corresponding period in 2013. Utilization increased 1.2% for the six months ended June 30, 2014 compared to the corresponding period in 2013. Segment operating profit decreased $3.9 million and segment operating profit margins increased 2.7 percentage points reflecting higher utilization and lower performance-based incentive compensation expense.

Healthcare
	For the three months ended June 30,		2014 over 2013 Increase (Decrease) Percentage	For the six months ended June 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Revenues before reimbursements (in 000s)	$54,446	$46,814	16.3	$99,181	$90,397	9.7
Total revenues (in 000s)	$60,476	$52,383	15.4	$110,842	$101,574	9.1
Segment operating profit (in 000s)	$15,475	$18,110	(14.5)	$29,504	$33,914	(13.0)
Key segment operating metrics:
Segment operating profit margin	28.4%	38.7%	(26.6)	29.7%	37.5%	(20.8)
Average FTE - Consulting	450	432	4.2	446	426	4.7
Average FTE - Technology, Data & Process	598	178	236.0	445	173	157.2
Average utilization rates based on 1,850 hours	74%	77%	(3.9)	76%	79%	(3.8)
Average bill rate	$256	$256	—	$255	$253	0.8

The Healthcare segment provides strategic, operational, performance improvement and revenue cycle management solutions to clients across the healthcare landscape including health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, and the required implementation of a new medical coding system.

RBR for this segment increased 16.3% for the three months ended June 30, 2014 compared to the corresponding period in 2013. RBR for the current period reflected the acquisition of Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of the segment’s acquisitions on a pro forma basis, RBR decreased 0.8% for the three months ended June 30, 2014 compared to the corresponding period in 2013. The 0.8% decrease for the period is a result of a decrease in strategy related services as certain large projects wound down during the second half of 2013. In addition, a delay in implementation of ICD10 (regulatory codification update) caused certain revenue cycle consulting clients to delay project work to later in the year. Performance based fees were zero and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. Average FTE – Consulting increased 4.2% for the three months ended June 30, 2014 compared to the corresponding period in 2013, while utilization decreased 3.9% for the same period, due in part to delayed ramp up of certain projects and acquisition integration for Cymetrix. Average FTE – Technology, Data & Process increased 236% for the three months ended June 30, 2014 compared to the corresponding period in 2013 due to the acquisition of Cymetrix which added 288 (due to partial period of ownership averaged over the 6 month period) Average FTE’s as well as new hires in our physician revenue cycle management group. Average bill rate was flat for the same period. For the three months ended June 30, 2014, segment operating profit decreased $2.6 million, and segment operating profit margin decreased 10.3 percentage points compared to the corresponding period in 2013 reflecting mix of engagements, lower utilization and increased wages and training expense for new hires as well as additional technology-related expense. In addition, severance expense for the three months ended June 30, 2014 and 2013 was $0.8 million and $0.2 million, respectively.

RBR for this segment increased 9.7% for the six months ended June 30, 2014 compared to the corresponding period in 2013. As previously mentioned RBR for the current period reflected the acquisition of Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of the segment’s acquisitions on a pro forma basis, RBR increased 1.2% for the six months ended June 30, 2014 compared to the corresponding period in 2013. The 1.2% increase for the period is due to an increase in physician revenue cycle management services partially offset by RBR related to the wind down of certain large strategy related projects during the second half of 2013. Performance based fees were zero and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. Average FTE – Consulting increased 4.7% for the six months ended June 30, 2014 compared to the corresponding period in 2013, while utilization decreased 3.8% to 76% for the same period, due to reasons discussed above. Average FTE - Technology, Data & Process increased 157.2% for the six months ended June 30, 2014 compared to the corresponding period in 2013 due to the acquisition of Cymetrix which added 144 (due to partial period of ownership averaged over the 6 month period) Average FTE’s as well as additions relating to our physician revenue cycle management group. Average bill rate increased 0.8% for the same period mainly due to rate increases. For the six months ended June 30, 2014, segment operating profit decreased $4.4 million, and segment operating profit margin decreased 7.8 percentage points compared to the corresponding period in 2013 reflecting mix of engagements, lower utilization and increased wages, training expense and additional technology-related expense. In addition, severance expense for the six months ended June 30, 2014 and 2013 was $0.9 million and $0.2 million, respectively.

Energy
	For the three months ended June 30,		2014 over 2013 Increase (Decrease) Percentage	For the six months ended June 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Revenues before reimbursements (in 000s)	$23,571	$23,803	(1.0)	$46,449	$48,738	(4.7)
Total revenues (in 000s)	$26,953	$27,505	(2.0)	$54,253	$57,026	(4.9)
Segment operating profit (in 000s)	$7,009	$8,075	(13.2)	$13,496	$16,871	(20.0)
Key segment operating metrics:
Segment operating profit margin	29.7%	33.9%	(12.4)	29.1%	34.6%	(15.9)
Average FTE - Consulting	326	313	4.2	325	317	2.5
Average FTE - Technology, Data & Process	53	45	17.8	53	46	15.2
Average utilization rates based on 1,850 hours	74%	76%	(2.6)	74%	77%	(3.9)
Average bill rate	$190	$193	(1.6)	$189	$192	(1.6)

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

RBR for this segment decreased 1.0% for the three months ended June 30, 2014 compared to the corresponding period in 2013. RBR for the current period reflects a slowdown within energy efficiency engagements due to competitive pressure and timing of the regulatory cycle as well as a decline in business strategy related services. These decreases were partially offset by increases in governmental policy related engagements and a slight increase in market analysis and pricing. Utilization decreased 2.6% for the three months ended June 30, 2014 compared to the corresponding period in 2013. Average FTE – Technology, Data & Process increased 17.8% for the three months ended June 30, 2014 compared to the corresponding period in 2013 as demand for the segment’s benchmarking and research services strengthened. For the three months ended June 30, 2014, segment operating profit decreased $1.1 million and segment operating profit margin decreased 4.2 percentage points compared to the corresponding period in 2013 due to an increase in wages as a result of new hires and lower utilization.

RBR for this segment decreased 4.7% for the six months ended June 30, 2014 compared to the corresponding period in 2013. In addition to decreases discussed above, RBR for the six months ended June 30, 2014 reflects fewer engagements relating to market analysis and pricing services as well as a slowdown within energy efficiency due to competitive pressure and clients timing of report requirements. These decreases were partially offset by increases in governmental policy engagements. Utilization decreased 3.9% for the six months ended June 30, 2014 compared to the corresponding period in 2013. Average FTE – Technology, Data & Process increased 15.2% for the six months ended June 30, 2014 compared to the corresponding period in 2013 as demand for the segment’s benchmarking and research services strengthened. For the six months ended June 30, 2014, segment operating profit decreased $3.4 million and segment operating profit margin decreased 5.5 percentage points compared to the corresponding period in 2013 due to reasons discussed above. In addition, severance expense for the six months ended June 30, 2014 and 2013 were $0.6 million and $1.0 million, respectively.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the six months ended June 30,

	2014	2013
Net cash (used in) provided by operating activities	$(12,464)	$15,565
Net cash (used in) provided by investing activities	$(96,259)	$7,503
Net cash (used in) provided by financing activities	$116,599	$(21,345)

Generally, our net cash used in operating activities is funded by our day to day operating activities and augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ cash requirements are generally lower. During the six months ended June 30, 2014, we continued our share repurchase program initiated in the fourth quarter of 2011. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenue. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 82 days at June 30, 2014, compared to 79 days at June 30, 2013. DSO is reported on a historical basis and is inclusive of discontinued operations. As DSO increases, we have less operating funds available for operating activities and our borrowings under our credit facility may increase.

Operating Activities

Net cash used in operating activities was $12.5 million for the six months ended June 30, 2014 compared to cash provided by operating activities of $15.6 million for the corresponding period in 2013. The increase in cash used in operating activities was primarily due to lower accounts receivable collections, lower net income from continuing operations and less deferred revenue in 2014 compared to 2013.

Investing Activities

Net cash used in investing activities was $96.3 million for the six months ended June 30, 2014 compared to cash provided by investing activities of $7.5 million for the corresponding period in 2013. During the three months ended June 30, 2014, we acquired Cymetrix and paid approximately $77 million, including selling costs, in cash at closing. The acquisition was funded by our credit facility. See Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements for further information on this acquisition. Higher capital expenditures in 2014 primarily associated with increased technology infrastructure spending further contributed to the increase in cash used in investing activities for the current period. During the six months ended June 30, 2013, we received $15.6 million in proceeds from the sale of a portion of our economics business (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements).

Financing Activities

Net cash provided by financing activities was $116.6 million for the six months ended June 30, 2014 compared to cash used in financing activities of $21.3 million for the corresponding period in 2013. The increase in cash provided by financing activities was primarily due to higher borrowings under our credit facility due to the acquisition of Cymetrix discussed above. Borrowings were also higher due to lower accounts receivable billing and collections in the current period as well as higher capital expenditure requirements in 2014. During the six months ended June 30, 2014, we purchased 813,500 shares of our common stock in the open market for $14.4 million compared to 1,092,894 shares for $13.6 million during the six months ended June 30, 2013.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements.

At June 30, 2014 we had total contractual obligations of $358.5 million. The following table shows the components of our significant commitments at June 30, 2014 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2014	2015 to 2016	2017 to 2018	Thereafter
Deferred acquisition liabilities (a)	$32,652	$4,816	$27,008	$828	$—
Purchase agreements (b)	2,340	—	2,340	—	—
Revolving credit facility (c) (d)	188,825	—	—	188,825	—
Lease commitments (e)	134,731	12,071	42,596	31,596	48,468

Total contractual obligations	$358,548	$16,887	$71,944	$221,249	$48,468

a)	At June 30, 2014, we had $32.7 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $23.4 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon the particular acquired business meeting certain performance targets. Assuming each of these acquisitions reach its maximum target, our maximum deferred acquisition liability would have been $47.5 million at June 30, 2014.
b)	We have obligations recorded in other current liabilities and other non-current liabilities of approximately $2.3 million (reflected in the table above) relating to costs associated with information technology purchases associated with our Technology, Data & Process businesses.
c)	Interest incurred on amounts we borrow under our credit facility vary based on relative borrowing levels, fluctuations in the variable interest rates and the applicable margin we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on borrowings under our credit facility. See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our credit facility.
d)	At June 30, 2014, we had $8.3 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.
e)	During the three months ended June 30, 2014, we entered in to a new lease which increased our contractual obligations relating to lease commitments by $41.1 million.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the stock repurchase authorization by approximately $50.0 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100.0 million in shares of our common stock during the two year period ending December 31, 2015. During the six months ended June 30, 2014, we repurchased 813,500 shares for $14.4 million. Through June 30, 2014, we have repurchased an aggregate of 4,708,926 shares for approximately $64.2 million under this program.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2013 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 -Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on the entity’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, a major equity method investment, or other major parts of an entity. Additionally, the revised guidance requires expanded disclosures in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. This guidance is effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At June 30, 2014, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At June 30, 2014, our interest rate derivatives effectively fixed our LIBOR base rate on $30.0 million of our debt. Based on borrowings under the credit facility at June 30, 2014 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $158.8 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.4 million change in annual interest expense.

On July 11, 2014 we entered into five additional interest rate swap agreements with five different banks for an aggregate notional value of $30.0 million. These agreements effectively fixed $30.0 million of our LIBOR base rate indebtedness at an average interest rate of 1.1% beginning July 11, 2014 through July 11, 2017.

At June 30, 2014, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2014, we had net assets of approximately $69.4 million with a functional currency of the United Kingdom Pound Sterling and $21.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At June 30, 2014, we had net assets denominated in the non-functional currency of approximately $5.0 million. As such, a ten percent change in the value of the local currency would have resulted in $0.5 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K). The risk factor set forth below should be read in conjunction with the risk factors and other information disclosed in our 2013 Form 10-K.

The expansion and growth of our revenue cycle management businesses and the evolution of our service offerings into new areas subject us to different operational risks than our traditional consulting and expert businesses.

With the acquisition of Cymetrix in May 2014, a higher percentage of our net revenues is derived from our Technology, Data & Process businesses, as compared to prior periods. These businesses, in particular, our revenue cycle management service offerings, present different operational risks when compared to our traditional consulting and expert businesses. For example, our revenue cycle management services involve taking over the revenue cycle function for all or certain portions of our physician and hospital clients’ businesses, including the operation, management or oversight of billing, coding and accounts receivable departments that are critical to our clients’ financial performance. In addition, our revenue cycle management business utilize offshore personnel, including subcontracted personnel in India, which exposes us to additional operational risks, including special risks associated with conducting business internationally. Disruptions in service delivery, regulatory compliance concerns, particularly in the billing and coding areas, labor disputes, technology issues or other performance problems could damage our clients’ businesses, expose us to enhanced regulatory scrutiny and claims, and harm our reputation and our business.

As part of our long-term strategy, we plan to continue to expand our services and solutions into new areas. Expanding into new areas, and providing services to new types of clients may expose us to additional operational, regulatory or other risks specific to these new areas. We could also incur liability if we fail to comply with laws or regulations applicable to the services we provide to our clients.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
Apr 1 - 30, 2014	147,991	$18.30	137,700	$90,073,983
May 1 - 31, 2014	145,500	$16.72	145,500	$87,641,200
Jun 1 - 30, 2014	123,145	$17.05	121,308	$85,573,189

Total	416,636	$17.38	404,508	$85,573,189

(a)	Includes 12,128 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the stock repurchase authorization by approximately $50 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100 million in shares of our common stock during the two year period ending December 31, 2015.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 14, 2014, among Navigant Consulting, Inc., Bobcat Acquisition Corporation, Cymetrix Corporation and certain securityholders of Cymetrix Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2014). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.)

3.1	Amendment, effective as of May 15, 2014, to the Restated Certificate of Incorporation of Navigant Consulting, Inc.

3.2	Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Vesting).

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Separation From Service).

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard Chairman and Chief Executive Officer

By:	/S/ LUCINDA M. BAIER
Lucinda M. Baier Executive Vice President and Chief Financial Officer

Date: July 31, 2014