Form 10-Q
period 2014-09-30
NAVIGANT CONSULTING INC
filed 2014-10-29
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, 48,494,296 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,252	$1,968
Accounts receivable, net	212,707	167,066
Prepaid expenses and other current assets	25,231	24,554
Deferred income tax assets	14,985	17,314

Total current assets	257,175	210,902
Non-current assets:
Property and equipment, net	56,184	44,338
Intangible assets, net	27,952	10,778
Goodwill	571,846	615,343
Other assets	21,492	22,836

Total assets	$934,649	$904,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,888	$13,415
Accrued liabilities	11,536	12,691
Accrued compensation-related costs	69,611	78,610
Income tax payable	5,734	1,137
Other current liabilities	30,464	32,009

Total current liabilities	128,233	137,862
Non-current liabilities:
Deferred income tax liabilities	74,724	86,571
Other non-current liabilities	36,667	26,016
Bank debt non-current	158,017	56,673

Total non-current liabilities	269,408	169,260

Total liabilities	397,641	307,122

Stockholders’ equity:
Common stock	64	63
Additional paid-in capital	609,363	598,724
Treasury stock	(268,956)	(247,106)
Retained earnings	206,016	254,735
Accumulated other comprehensive loss	(9,479)	(9,341)

Total stockholders’ equity	537,008	597,075

Total liabilities and stockholders’ equity	$934,649	$904,197

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues before reimbursements	$205,534	$186,444	$567,094	$556,644
Reimbursements	24,605	25,163	68,890	74,117

Total revenues	230,139	211,607	635,984	630,761
Cost of services before reimbursable expenses	135,859	122,165	382,779	367,577
Reimbursable expenses	24,605	25,163	68,890	74,117

Total costs of services	160,464	147,328	451,669	441,694
General and administrative expenses	34,067	33,914	101,406	99,036
Depreciation expense	5,116	4,122	14,378	11,952
Amortization expense	1,673	1,815	4,668	5,226
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(834)	(2,000)	(4,438)	(2,000)
Office consolidation, net	—	(150)	—	348
Gain on disposition of assets	—	—	—	(1,715)
Goodwill impairment	—	—	122,045	—
Other impairment	—	—	204	—

Operating income (loss)	29,653	26,578	(53,948)	76,220
Interest expense	1,942	1,094	4,177	3,491
Interest income	(56)	(96)	(216)	(371)
Other (income) expense, net	(57)	99	211	(43)

Income (loss) from continuing operations before income tax (benefit) expense	27,824	25,481	(58,120)	73,143
Income tax (benefit) expense	11,563	11,952	(8,892)	32,250

Net income (loss) from continuing operations	16,261	13,529	(49,228)	40,893
Income (loss) from discontinued operations, net of tax	—	(3,303)	509	(2,919)

Net income (loss)	$16,261	$10,226	$(48,719)	$37,974

Basic per share data
Net income (loss) from continuing operations	$0.33	$0.27	$(1.01)	$0.82
Income (loss) from discontinued operations, net of tax	—	(0.07)	0.01	(0.06)

Net income (loss) (1)	$0.33	$0.21	$(1.00)	$0.76

Shares used in computing basic per share data	48,736	49,573	48,856	49,970
Diluted per share data
Net income (loss) from continuing operations	$0.33	$0.27	$(1.01)	$0.80
Income (loss) from discontinued operations, net of tax	—	(0.07)	0.01	(0.06)

Net income (loss)	$0.33	$0.20	$(1.00)	$0.74

Shares used in computing diluted per share data	49,827	50,762	48,856	51,048
Net income (loss)	$16,261	$10,226	$(48,719)	$37,974
Other comprehensive income (loss), net of tax
Unrealized net income (loss), foreign currency translation	(950)	4,741	(258)	(1,344)
Unrealized net income (loss) on interest rate derivatives	5	(58)	(29)	(22)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	72	37	149	95

Other comprehensive income (loss), net of tax	(873)	4,720	(138)	(1,271)

Total comprehensive income (loss), net of tax	$15,388	$14,946	$(48,857)	$36,703

(1)	Basic net income per share for the three months ended September 30, 2013 does not sum due to rounding.

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2013	62,802	(13,770)	63	598,724	(247,106)	(9,341)	254,735	597,075
Comprehensive loss	—	—	—	—	—	(138)	(48,719)	(48,857)
Issuances of common stock	166	—	—	2,431	—	—	—	2,431
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	2,002	—	—	—	2,002
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	657	(48)	1	(3,715)	(881)	—	—	(4,595)
Share-based compensation expense	10	(10)	—	7,338	(172)	—	—	7,166
Additional paid-in capital recorded through compensation expense	—	—	—	2,583	—	—	—	2,583
Repurchases of common stock	—	(1,204)	—	—	(20,797)	—	—	(20,797)

Balance at September 30, 2014	63,635	(15,032)	$64	$609,363	$(268,956)	$(9,479)	$206,016	$537,008

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(48,719)	$37,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	14,378	11,952
Accelerated depreciation - office consolidation	—	498
Amortization expense	4,668	5,226
Amortization expense - client-facing software	825	237
Share-based compensation expense	7,166	8,194
Accretion of interest expense	1,565	676
Deferred income taxes	(21,202)	12,750
Allowance for doubtful accounts receivable	4,309	1,917
Contingent acquisition liability adjustments, net	(4,438)	(2,000)
Gain on disposition of assets	—	(1,715)
Gain (loss) on disposition of discontinued operations	(509)	3,675
Goodwill impairment	122,045	—
Other impairment	204	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(38,522)	(22,554)
Prepaid expenses and other assets	(778)	10,100
Accounts payable	(3,021)	(3,374)
Accrued liabilities	(1,125)	3,385
Accrued compensation-related costs	(10,909)	(14,508)
Income taxes payable	6,113	304
Other liabilities	(5,157)	(2,099)

Net cash provided by operating activities	26,893	50,638
Cash flows from investing activities:
Purchases of property and equipment	(15,065)	(8,707)
Acquisitions of businesses, net of cash acquired	(89,180)	(2,989)
Proceeds from dispositions, net of selling costs	824	16,973
Payments of acquisition liabilities	(1,110)	(1,838)
Capitalized client-facing software	(864)	(2,492)

Net cash (used in) provided by investing activities	(105,395)	947
Cash flows from financing activities:
Issuances of common stock	2,431	2,620
Repurchases of common stock	(20,797)	(22,321)
Payments of contingent acquisition liabilities	(107)	(3,287)
Repayments to banks	(231,201)	(266,327)
Borrowings from banks	332,947	242,466
Payments of debt issuance costs	—	(669)
Other, net	(2,474)	(1,551)

Net cash (used in) provided by financing activities	80,799	(49,069)

Effect of exchange rate changes on cash and cash equivalents	(13)	(49)

Net increase in cash and cash equivalents	2,284	2,467
Cash and cash equivalents at beginning of the period	1,968	1,052

Cash and cash equivalents at end of the period	$4,252	$3,519

Supplemental Consolidated Cash Flow Information
	For the nine months ended
	September 30,
	2014	2013
Interest paid	$1,991	$2,303
Income taxes paid, net of refunds	$4,110	$18,922

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2014.

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

2014 Acquisitions

On May 14, 2014, we acquired Cymetrix Corporation (“Cymetrix”) to expand our healthcare business. Cymetrix specializes in providing revenue cycle management services to hospital and healthcare networks. This acquisition included approximately 600 professionals and was integrated into the Technology, Data & Process group within our Healthcare segment. We paid $76.9 million, including selling costs, in cash at closing. During the third quarter 2014, we paid approximately $1.4 million for closing date working capital adjustments. The selling stockholders of Cymetrix can also earn up to an additional $25.0 million based on the business achieving certain performance targets over the period beginning November 1, 2014 and ending October 31, 2015. The additional payment is due within 90 days of the end of the performance period. The deferred contingent consideration is recorded at fair value for each reporting period (see Note 12 – Fair Value). We estimated the fair value of the deferred contingent consideration on the closing date to be $20.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. During the nine months ended September 30, 2014, acquisition costs relating to this acquisition totaling $1.2 million were expensed as incurred and included within general and administrative expenses. We have preliminarily estimated the fair value of the assets and liabilities for Cymetrix. We are still in the process of finalizing closing date working capital adjustments and tax related balances. In addition, as we complete our review we may come across additional closing date adjustments not anticipated. These adjustments may revise our preliminary purchase price allocation. The excess of the purchase price over the aggregate fair values was recorded as goodwill as required by ASC 805 – Accounting for Business Combinations and Non-controlling Interests. Post-acquisition adjustments relating to facts and circumstances at the closing date, if any, will be recorded to goodwill when identified for a period not exceeding 12 months. The preliminary opening balance sheet for Cymetrix is as follows (in thousands):

Cash	$1,357
Accounts receivable, net	11,283
Other current assets	1,659
Property and equipment, net	11,824
Goodwill	71,347
Intangible assets	18,000

Total assets	$115,470

Total liabilities	$37,103

The beginning fair value balance of the Cymetrix intangible assets consisted of the following (amounts in thousands, except year data):

Category	Useful Life (years)	Amount
Trade name	4.0	$1,900
Customer lists and relationships	8.3	16,100

		$18,000

Also, during 2014, we acquired three small businesses, Leerink Swann Consulting (“Leerink”) in April 2014, HLP Consulting PTE. LTD (“HLP”) in June 2014, and Assay Healthcare Solutions, LLC (“Assay”) in August 2014 for an aggregate purchase price of $11.8 million, of which $9.3 million was paid in cash at closing. Leerink and Assay were integrated into our Healthcare segment, and HLP was integrated into our Disputes, Investigations & Economics segment.

2013 Acquisitions

On July 1, 2013, we acquired the assets of The Anson Group, LLC (“Anson”) for an aggregate purchase price of $5.0 million, of which $3.0 million was paid in cash at closing and $2.0 million will be paid in deferred cash payments in three equal installments on each of the first, second and third anniversaries of closing. During the third quarter of 2014, a payment of $0.7 million was made toward the deferred acquisition liability. Anson can also earn up to $3.0 million of additional payments based on the business achieving certain performance targets over a three-year period following the closing. The deferred contingent consideration is recorded at fair value for each reporting period (see Note 12 – Fair Value). Anson was integrated into our Disputes, Investigations & Economics segment.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Total revenues	$230,303	$228,696	$661,337	$685,720
Net income (loss) from continuing operations	$16,241	$13,998	$(49,444)	$42,436
Basic net income (loss) from continuing operations per basic share	$0.33	$0.28	$(1.01)	$0.85
Shares used in computing net income per basic share	48,736	49,573	48,856	49,970
Diluted net income (loss) from continuing operations per diluted share	$0.33	$0.28	$(1.01)	$0.83
Shares used in computing net income (loss) per diluted share	49,827	50,762	48,856	51,048

3.	DISPOSITIONS AND DISCONTINUED OPERATIONS

On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. The transaction included the transition of 45 employees to the purchaser. As part of the transaction, we received $1.4 million in cash, net of selling costs and a holdback for post-closing working capital adjustments. The sale agreement also allowed for contingent deferred proceeds of $2.5 million payable to us on the 13th month anniversary of the closing based on the achievement of certain performance targets. The performance targets were not achieved, and there were no contingent deferred proceeds paid to us. During the three months ended March 31, 2014, we recorded a $0.5 million gain which was included in income from discontinued operations, net of tax, related to the settlement of the holdback mentioned above.

The operating results of the United Kingdom financial services advisory business have been reported in accordance with ASC Topic 205 as “discontinued operations.” All other operations are considered “continuing operations.” Summarized operating results of the discontinued operations are presented in the following table (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues before reimbursements	$—	$140	$—	$6,904
Total revenues	$—	$324	$—	$9,035
Income (loss) from discontinued operations before income tax expense	$—	$(3,191)	$509	$(2,680)
Income tax expense from discontinued operations	$—	$112	$—	$239
Income (loss) from discontinued operations, net of tax	$—	$(3,303)	$509	$(2,919)

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues before reimbursements:
Disputes, Investigations & Economics	$79,862	$75,366	$232,188	$228,693
Financial, Risk & Compliance	37,251	40,227	100,855	117,965
Healthcare	62,964	48,088	162,145	138,485
Energy	25,457	22,763	71,906	71,501

Total revenues before reimbursements	$205,534	$186,444	$567,094	$556,644

Total revenues:
Disputes, Investigations & Economics	$85,518	$81,144	$250,046	$247,430
Financial, Risk & Compliance	44,878	48,668	121,100	142,936
Healthcare	69,035	53,721	179,877	155,295
Energy	30,708	28,074	84,961	85,100

Total revenues	$230,139	$211,607	$635,984	$630,761

Segment operating profit:
Disputes, Investigations & Economics	$27,264	$25,738	$78,195	$76,948
Financial, Risk & Compliance	17,246	16,959	44,255	47,897
Healthcare	18,726	17,967	48,230	51,881
Energy	8,766	6,968	22,262	23,839

Total segment operating profit	72,002	67,632	192,942	200,565
Segment reconciliation to income from continuing operations before income tax (benefit) expense:
Reconciling items:
General and administrative expenses	34,067	33,914	101,406	99,036
Depreciation expense	5,116	4,122	14,378	11,952
Amortization expense	1,673	1,815	4,668	5,226
Other operating costs (benefit), net	(834)	(2,150)	117,811	(3,367)
Long-term compensation expense attributable to consultants (including share-based compensation expense)	2,327	3,353	8,627	11,498

Operating income (loss)	29,653	26,578	(53,948)	76,220
Interest and other expense, net	1,829	1,097	4,172	3,077

Income (loss) from continuing operations before income tax (benefit) expense	$27,824	$25,481	$(58,120)	$73,143

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Disputes, Investigations & Economics	$337,433	$443,417
Financial, Risk & Compliance	99,066	89,498
Healthcare	287,829	173,066
Energy	105,811	101,851
Unallocated assets	104,510	96,365

Total assets	$934,649	$904,197

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	September 30,	December 31,
	2014	2013
Goodwill	$699,316	$620,768
Less - accumulated amortization	(5,425)	(5,425)
Less - accumulated goodwill impairment	(122,045)	—

Goodwill, net	$571,846	$615,343

Changes made to our goodwill balances during the nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Disputes,	Financial,
	Investigations	Risk &			Total
	& Economics	Compliance	Healthcare	Energy	Company
Goodwill, net as of January 1, 2013	$357,091	$56,982	$129,231	$76,628	$619,932
Acquisitions	4,273	—	—	—	4,273
Adjustments	(116)	2	(37)	—	(151)
Disposition	(7,350)	(1,485)	—	—	(8,835)
Foreign currency	(677)	(145)	—	(35)	(857)

Goodwill, net as of September 30, 2013	$353,221	$55,354	$129,194	$76,593	$614,362

Goodwill, net as of January 1, 2014	354,221	55,330	129,191	76,601	615,343
Acquisitions	3,100	—	76,034	—	79,134
Impairment	(122,045)	—	—	—	(122,045)
Adjustments	(116)	(26)	(9)	—	(151)
Foreign currency	(442)	12	—	(5)	(435)

Goodwill, net as of September 30, 2014	$234,718	$55,316	$205,216	$76,596	$571,846

We performed our annual goodwill impairment test as of May 31, 2014. The test is a two-step test. The first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

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

In completing our annual impairment test at May 31, 2014, we considered historical trends as we updated projections for the business. While Disputes, Investigations & Economics revenue before reimbursements (RBR) during the three months ended June 30, 2014 was consistent with the corresponding period in 2013 and segment operating profit as a percentage of RBR (margins) were slightly improved, the results were lower than assumed in previous projections. At the same time, declines in our most recent projections for the year ended December 31, 2014 indicated results were not expected to return to levels included in previous projections. As a result, as we finalized our longer term growth assumptions for Disputes, Investigations & Economics (as well as our other segments), we reduced our long-term RBR growth rates and also lowered our expectations for margin improvements in the future, partly due to the anticipated change in mix of services within the segment. We also considered contingent events not included in our projections that would potentially improve RBR and margin performance, and included those factors in our impairment test. However, the impact of lower long-term RBR and margin growth combined with these other contingent improvement considerations resulted in a lower overall projection from previous projections for the segment.

We have reviewed the reduced performance expectations of our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test. In addition, we performed a sensitivity analysis based on current projections and evaluated various likelihoods of meeting the projections and the potential impact on the fair value. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be further impaired in the future. We will perform our next annual goodwill impairment test on May 31, 2015.

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

Intangible assets consisted of (in thousands):

	September 30,	December 31,
	2014	2013
Intangible assets:
Customer lists and relationships	$96,976	$79,514
Non-compete agreements	22,683	22,557
Other	27,388	24,297

Intangible assets, at cost	147,047	126,368
Less: accumulated amortization	(119,095)	(115,590)

Intangible assets, net	$27,952	$10,778

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. During the nine months ended September 30, 2014, we acquired $18.0 million in intangible assets as part of our Cymetrix acquisition (see Note 2 – Acquisitions). At September 30, 2014, our intangible assets consisted of the following (amounts in thousands, except year data):

	Weighted Average
Category	Remaining Years	Amount
Customer lists and relationships, net	6.6	$22,598
Non-compete agreements, net	3.9	1,544
Other intangible assets, net	3.2	3,810

Total intangible assets, net	6.0	$27,952

Below is the estimated annual aggregate amortization expense to be recorded for the remainder of 2014 and in future years related to intangible assets at September 30, 2014 (in thousands):

Year Ending December 31,	Amount
2014 (October - December)	$1,414
2015	7,255
2016	5,652
2017	4,326
2018	3,150
Thereafter	6,155

Total	$27,952

6.	NET INCOME (LOSS) PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic shares	48,736	49,573	48,856	49,970
Employee stock options	186	125	—	94
Restricted stock and restricted stock units	870	970	—	865
Contingently issuable shares	35	94	—	119

Diluted shares	49,827	50,762	48,856	51,048

Antidilutive shares (1)	93	275	1,362	442

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Due to a net loss applicable to common stockholders for the nine months ended September 30, 2014, we excluded 1,256 in potentially dilutive securities from the computation as their effect would have been antidilutive.

7.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Amortization of restricted stock and restricted stock unit awards	$1,681	$2,588	$6,363	$7,350
Amortization of stock option awards	186	175	572	653
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	63	53	231	191

Total share-based compensation expense	$1,930	$2,816	$7,166	$8,194

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of services before reimbursable expenses	$1,215	$1,532	$3,840	$4,362
General and administrative expenses	715	1,284	3,326	3,832

Total share-based compensation expense	$1,930	$2,816	$7,166	$8,194

Share-based compensation expense attributable to consultants was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis.

At September 30, 2014, we had $13.5 million of total compensation costs related to unvested stock-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately 2 years. During the nine months ended September 30, 2014, we granted an aggregate of 841,222 shares underlying restricted stock unit and stock option awards with an aggregate fair value of $14.2 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Billed amounts	$149,037	$121,335
Engagements in process	75,352	55,650
Allowance for uncollectible accounts	(11,682)	(9,919)

Accounts receivable, net	$212,707	$167,066

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. During the nine months ended September 30, 2014, we acquired $11.3 million in accounts receivable as part of the Cymetrix acquisition (see Note 2 – Acquisitions).

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Notes receivable - current	$4,236	$4,906
Prepaid recruiting and retention incentives	9,260	8,001
Other prepaid expenses and other current assets	11,735	11,647

Prepaid expenses and other current assets	$25,231	$24,554

Other Assets

The components of other assets were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Notes receivable - non-current	$3,932	$7,155
Capitalized client-facing software	3,887	5,586
Prepaid recruiting and retention incentives - non-current	8,434	6,773
Prepaid expenses and other non-current assets	5,239	3,322

Other assets	$21,492	$22,836

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

Capitalized client-facing software is marketed or licensed to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the nine months ended September 30, 2014 and 2013, we capitalized and acquired $2.4 million and $2.5 million, respectively, in client-facing software. In addition, during the nine months ended September 30, 2014, we transferred $3.0 million of developed software into property and equipment, net due to a change in scope for its use.

Prepaid recruiting and retention incentives include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the nine months ended September 30, 2014 and 2013, we granted $11.2 million and $5.9 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	September 30,	December 31,
	2014	2013
Furniture, fixtures and equipment	$69,164	$62,486
Software	61,591	43,867
Leasehold improvements	30,373	32,416

Property and equipment, at cost	161,128	138,769
Less: accumulated depreciation and amortization	(104,944)	(94,431)

Property and equipment, net	$56,184	$44,338

During the nine months ended September 30, 2014, we invested $13.4 million in our technology infrastructure and software, including $3.6 million paid in cash for additions accrued in prior years. Additionally, we disposed of $3.8 million in fully depreciated assets. In addition, we added $11.8 million as part of the Cymetrix acquisition (see Note 2 – Acquisitions) and transferred $3.0 million from client-facing software included in other assets due to a change in scope for the use of the developed product.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Deferred acquisition liabilities	$6,956	$5,773
Deferred revenue	14,759	19,503
Deferred rent - short term	3,050	997
Other current liabilities	5,699	5,736

Total other current liabilities	$30,464	$32,009

The deferred acquisition liabilities at September 30, 2014 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value. During the nine months ended September 30, 2014, we made cash payments of $1.2 million in connection with deferred acquisition liabilities relating to prior period acquisitions and added an additional $1.6 million of deferred acquisition liabilities relating to acquisitions made during the period (see Note 2 – Acquisitions). Additionally, we reduced the fair value of certain current deferred contingent acquisition liabilities by $0.4 million during the same period (see Note 12 – Fair Value). During the nine months ended September 30, 2014, $2.6 million relating to accrued incentive compensation liabilities for the 2013 performance year was recorded as additional paid-in capital at the time of grant of certain restricted stock units in 2014.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Deferred acquisition liabilities	$25,050	$8,038
Deferred rent - long term	8,598	10,642
Other non-current liabilities	3,019	7,336

Total other non-current liabilities	$36,667	$26,016

The deferred acquisition liabilities at September 30, 2014 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value. As obligations become payable within the year, these cash obligations are moved to other current liabilities. During the nine months ended September 30, 2014, we reduced the fair value of certain non-current deferred contingent acquisition liabilities by $4.0 million, added $20.3 million relating to the Cymetrix acquisition and $0.6 million relating to other acquisitions in deferred acquisition liabilities (see Note 2 – Acquisitions and Note 12 – Fair Value).

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Unrealized gain (loss) on foreign exchange:
Balance at beginning of period	$(8,437)	$(14,503)	$(9,129)	$(8,418)
Unrealized gain (loss) on foreign exchange	(950)	4,741	(258)	(1,344)

Balance at end of period	$(9,387)	$(9,762)	$(9,387)	$(9,762)

Unrealized gain (loss) on derivatives:
Balance at beginning of period	$(169)	$(212)	$(212)	$(306)
Unrealized gain (loss) on derivatives	5	(58)	(29)	(22)
Reclassified to interest expense	121	62	249	158
Income tax expense	(49)	(25)	(100)	(63)

Balance at end of period	$(92)	$(233)	$(92)	$(233)

	2014	2013	2014	2013
Accumulated other comprehensive loss at September 30,	$(9,479)	$(9,995)	$(9,479)	$(9,995)

10.	DERIVATIVES AND HEDGING ACTIVITY

During the nine months ended September 30, 2014, the following interest rate derivatives were outstanding (summarized based on month of execution):

	Number of				Total Notional Amount
Month executed	Contracts	Beginning Date	Maturity Date	Rate	(millions)
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive (loss) income and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the nine months ended September 30, 2014. During each of the nine months periods ended September 30, 2014 and 2013, we recorded $0.2 million in interest expense associated with differentials received or paid under the interest rate derivatives.

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

At September 30, 2014, we had aggregate borrowings outstanding of $158.0 million, compared to $56.7 million at December 31, 2013. Based on our financial covenants at September 30, 2014, approximately $220 million in additional borrowings were available to us under the credit facility. At September 30, 2014, we had $8.1 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2014, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 2.2% and 2.6% for the three months ended September 30, 2014 and 2013, respectively, and 2.3% and 2.5% for the nine months ended September 30, 2014 and 2013, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2014, under the definitions in the credit agreement, our consolidated leverage ratio was 1.4 and our consolidated interest coverage ratio was 5.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at September 30, 2014; however, there can be no assurances that we will remain in compliance in the future.

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

Our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize unobservable inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at September 30, 2014, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of our deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the nine months ended September 30, 2014, we recorded $4.4 million in other operating benefit for a reduction in the liability reflecting changes in the fair value estimate of the deferred contingent consideration for certain acquisitions made in 2013 and 2012 (see Note 2 – Acquisitions). The following table summarizes the changes in the deferred contingent consideration liabilities (in thousands):

	For the nine months ended
	September 30,
	2014	2013
Beginning Balance	$6,322	$13,384
Acquisitions	20,285	1,017
Accretion of acquisition-related contingent consideration	1,383	379
Remeasurement of acquisition-related contingent consideration	(4,438)	(2,000)
Payments	(107)	(3,287)

Ending Balance	$23,445	$9,493

At September 30, 2014, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2014 based upon the short-term nature of the assets and liabilities.

The following table summarizes our financial liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2014
Interest rate derivatives, net	$—	$155	$—	$155
Deferred contingent acquisition liabilities	$—	$—	$23,445	$23,445
At December 31, 2013
Interest rate derivatives, net	$—	$355	$—	$355
Deferred contingent acquisition liabilities	$—	$—	$6,322	$6,322

13.	OTHER OPERATING COSTS (BENEFIT)

Contingent Acquisition Liability Adjustment

During the three months ended September 30, 2014 and 2013, we recorded benefits of $0.8 million and $2.0 million, respectively, relating to fair value adjustments to our deferred contingent acquisition liabilities. Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 12 – Fair Value).

During the nine months ended September 30, 2014 and 2013, we recorded benefits of $4.4 million and $2.0 million, respectively, relating to fair value adjustments to our deferred contingent acquisition liabilities.

Office consolidation

During the three months ended September 30, 2013, we recorded a benefit of $0.2 million for earlier-than-anticipated sublease income related to one previously vacated office space in 2013.

During the nine months ended September 30, 2013, in addition to the benefit mentioned above, we recorded $0.5 million of additional depreciation expense relating to the consolidation of two office spaces.

Gain on disposition of asset

During the nine months ended September 30, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment (see Note 3 – Disposition and Discontinued Operations).

Goodwill impairment

During the nine months ended September 30, 2014, we recorded a pre-tax goodwill impairment of $122.0 million (see Note 5 – Goodwill and Intangible Assets, net).

Other impairment

During the nine months ended September 30, 2014, we recorded a $0.2 million impairment on software that is no longer being utilized by our consultants for client engagements.

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

Because our ability to derive fees is largely reliant on the hiring and retention of personnel, the average number of full-time equivalents (FTE) and our ability to keep consultants utilized are important drivers of the business. The average number of FTE is adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our FTE levels in response to changing demand.

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

Acquisitions

On May 14, 2014, we acquired Cymetrix, a privately held revenue cycle management firm that specialized in providing services to hospital and healthcare networks. The acquisition added approximately 600 employees mainly to the Technology, Data & Process group within our Healthcare segment.

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

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

•	Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

•	Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and Non-billable criteria also apply to period-end FTE.

•	Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance-based services and related to Technology, Data & Process FTE are excluded from average bill rate.

•	Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually).

•	Billable hours are the number of hours our Consulting FTE recorded time to client engagements during the reporting period.

•	Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributable to retention incentives.

All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Results for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

	For the three months ended September 30,		2014 over 2013 Increase (Decrease) Percentage	For the nine months ended September 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Key operating metrics:
Average FTE
-Consulting	1,567	1,522	3.0	1,557	1,517	2.6
-Technology, Data & Process	1,168	477	144.9	851	432	97.0
-Non-billable	601	529	13.6	572	534	7.1
Period end FTE
-Consulting	1,592	1,534	3.8	1,592	1,534	3.8
-Technology, Data & Process	1,199	489	145.2	1,199	489	145.2
-Non-billable	604	529	14.2	604	529	14.2
Average bill rate	$283	$278	1.8	$281	$277	1.4
Utilization	74%	73%	1.4	75%	76%	(1.3)

Overview. During the three months ended September 30, 2014 and 2013, we reported $16.3 million and $13.5 million in net income from continuing operations, respectively. Revenues before reimbursements (RBR) increased 10.2% for the three months ended September 30, 2014 compared to the corresponding period in 2013. The increase was mainly a result of the acquisition of Cymetrix in May 2014 within our Healthcare segment (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements) partially offset by a year-over-year decline in our Financial, Risk & Compliance segment. In addition, we had a 24.1% and 77.5% increase in depreciation expense and interest expense, respectively, for the three months ended September 30, 2014 compared to the corresponding period in 2013. For the three months ended September 30, 2014 and 2013, we had other operating benefits related to adjustments to our deferred contingent acquisition liabilities of $0.8 million and $2.0 million, respectively.

During the nine months ended September 30, 2014 and 2013, we reported a $49.2 million net loss from continuing operations and $40.9 million in net income from continuing operations, respectively. During the three months ended June 30, 2014, we recorded a goodwill impairment in other operating cost (benefit) of $122.0 million relating to our Disputes, Investigations & Economics segment. For further discussion regarding the impairment, see our segment discussion below and Note 5 – Goodwill and Intangible Assets, net to the notes to our unaudited consolidated financial statements. RBR and cost of services before reimbursements increased 1.9% and 4.1%, respectively, for the nine months ended September 30, 2014 compared to the corresponding period mainly due to the acquisition of Cymetrix. General and administrative expenses increased 2.4 % during the nine months ended September 30, 2014 compared to the corresponding period in 2013. The nine months ended September 30, 2014 and 2013 benefited from a $4.4 million and $2.0 million adjustment, respectively, to our deferred contingent acquisition liabilities. The nine months ended September 30, 2013 benefited from a $1.7 million gain from the sale of a portion of our economics business within our Disputes, Investigations & Economics segment (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements). In addition, depreciation expense increased 20.3% while amortization expense decreased 10.7% and interest expense increased 19.7% for the nine months ended September 30, 2014 compared to the corresponding period in 2013.

Operating results and segment information are discussed in further detail below.

Revenues before Reimbursements. For the three months ended September 30, 2014, RBR increased 10.2% compared to the corresponding period in 2013. During the three months ended June 30, 2014, we acquired Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of our acquisitions on a pro forma basis, RBR increased 1.0% for the three months ended September 30, 2014 compared to the corresponding period in 2013. For further discussion of RBR, see segment results below.

RBR included $0.3 million of performance-based fees for the three months ended September 30, 2014, compared to $1.2 million in the corresponding period in 2013.

Utilization levels for the three months ended September 30, 2014 and 2013 were 74% and 73%, respectively. Average bill rate increased 1.8% to $283 during the same period. Average FTE—Consulting increased 3.0% for the three months ended September 30, 2014 compared to the corresponding period in 2013 mainly due to hiring within the Healthcare, Financial, Risk & Compliance and Energy segments offset by planned and unplanned attrition within the Disputes, Investigations & Economics segment. Average FTE – Technology, Data & Process increased 144.9% mainly due to our May 2014 acquisition of Cymetrix, which added 595 Average FTE. We also made additional technology-related hires to support physician revenue cycle management engagements.

For the nine months ended September 30, 2014, RBR increased 1.9% compared to the corresponding period in 2013. Including the impact of our acquisitions on a pro forma basis, RBR decreased 3.3% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. For further discussion of RBR, see segment results below.

RBR included $0.3 million of performance-based fees for the nine months ended September 30, 2014, compared to $3.3 million in the corresponding period in 2013. The decrease was primarily associated with our Healthcare and Financial, Risk & Compliance segments.

Utilization levels for the nine months ended September 30, 2014 and 2013 were 75% and 76%, respectively. Average bill rate increased 1.4% to $281 during the same period. Average FTE—Consulting increased 2.6% for the nine months ended September 30, 2014 compared to the corresponding period in 2013 mainly due to hiring within the Healthcare segment offset by planned and unplanned attrition within the Disputes, Investigations & Economics segment. Average FTE – Technology, Data & Process increased 97.0% mainly due to the acquisition of Cymetrix, which added 294 (due to partial period of ownership averaged over the nine month period) Average FTE.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 11.2% for the three months ended September 30, 2014 compared to the corresponding period in 2013. The increase was mainly due to the acquisition of Cymetrix, an increase in wages and benefits relating to FTE hires within the Healthcare segment, and recruiting costs. These increases were partially offset by lower compensation costs associated with the Financial, Risk & Compliance segment, lower performance-based incentive compensation and lower share-based compensation (see Note 7 – Share-based Compensation to the notes to the unaudited consolidated financial statements). Severance expense relating to client service FTE for the three months ended September 30, 2014 and 2013 was $0.5 million and $0.3 million, respectively.

Cost of services before reimbursable expenses increased 4.1% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. The increase was mainly due to reasons discussed above. Severance expense relating to client service FTE for the nine months ended September 30, 2014 and 2013 was $2.7 million and $3.7 million, respectively.

General and Administrative Expenses. General and administrative expenses increased 0.5% for the three months ended September 30, 2014 compared to the corresponding period in 2013. The increase was mainly a result of incremental general and administrative costs relating to our acquisition of Cymetrix. In addition, bad debt expense for the three months ended September 30, 2014 and 2013 was $1.5 million and $0.8 million, respectively. The increase was partially offset by lower facilities and legal expenses and lower incentive compensation. Average non-billable FTE related to general and administrative expenses for the three months ended September 30, 2014 and 2013 was 545 and 474, respectively, due, in part to Cymetrix which added 46 non-billable FTE. General and administrative expenses were 16.6% and 18.2% of RBR for the three months ended September 30, 2014 and 2013, respectively, due to lower facilities, meeting, legal and incentive compensation expenses partially offset by higher bad debt expense and incremental general and administrative expenses relating to acquisitions.

General and administrative expenses increased 2.4% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. The increase was mainly a result of incremental general and administrative costs relating to our acquisition of Cymetrix; higher acquisition-related costs which were $1.8 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively; and higher information technology costs, accounting expense and bad debt expense. Bad debt expense for the nine months ended September 30, 2014 and 2013 was $4.3 million and $2.1 million, respectively. These increases were partially offset by a decrease in facilities expense, meeting expense, legal expense and lower wages expense due to the departure of certain senior corporate management personnel in 2013 and lower incentive compensation in 2014. The nine months ended September 30, 2013 also benefited from a large collection of previously reserved accounts receivable balances. Average non-billable FTE related to general and administrative expenses for the nine months ended September 30, 2014 compared to the corresponding period in 2013 was 519 and 478, respectively. General and administrative expenses were 17.9% and 17.8% of RBR for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation Expense. The increase in depreciation expense of 24.1% and 20.3% for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 was primarily due to recent acquisitions and increased technology infrastructure spending.

Amortization Expense. Amortization expense decreased 7.8% and 10.7% for the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The decrease was due mainly to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term. Amortization expense for the three and nine months ended September 30, 2014 compared to the corresponding period in 2013 was also impacted by the acquisition of Cymetrix.

Other Operating Benefit – Contingent acquisition liability adjustment. During the three and nine months ended September 30, 2014, we recorded benefits of $0.8 million and $4.4 million, respectively, relating to fair value adjustments to our deferred contingent acquisition liabilities. Similarly, during the nine months ended September 30, 2013, we recorded a benefit of $2.0 million relating to a fair value adjustment to our deferred contingent liabilities (see Note 12 – Fair Value to the notes to the unaudited consolidated financial statements).

Other Operating Costs – Office consolidation. During the three months ended September 30, 2013, we recorded a benefit of $0.2 million for earlier-than-anticipated sublease income related to one previously vacated office space in 2013.

During the nine months ended September 30, 2013, in addition to the benefit mentioned above, we recorded $0.5 million of additional depreciation expense relating to the consolidation of two office spaces.

On October 1, 2014, we took possession of our new office space located in New York, New York. Due to construction time, we will have duplicate rent as we continue to occupy the existing offices which are to be consolidated into the new space upon completion of the build-out.

Other Operating Benefit – Gain on disposition of assets. During the nine months ended September 30, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of our economics business within our Disputes, Investigations & Economics segment. The gain reflected proceeds of $15.6 million in cash, net of selling expenses, and a reduction of $6.5 million of working capital and $7.4 million of goodwill (see Note 3 – Disposition and Discontinued Operations to the notes to our unaudited consolidated financial statements).

Other Operating Costs– Goodwill impairment. During the nine months ended September 30, 2014, we performed our annual goodwill impairment test. Based upon the results of the two-step test, a pretax goodwill impairment of $122.0 million was recorded. For further details see Note 5 – Goodwill and Intangible Assets, net to the notes to our unaudited consolidated financial statements.

Other Operating Costs – Other impairment. During the nine months ended September 30, 2014, we recorded a $0.2 million impairment on software that is no longer being utilized by our consultants for client engagements.

Interest Expense. Interest expense increased 77.5% or $0.8 million and 19.7% or $0.7 million for the three and nine months ended September 30, 2014 compared to the corresponding period in 2013, respectively. The increase was mainly due to the incremental imputed interest relating to the contingent acquisition liability for Cymetrix recorded at net present value and higher average borrowings partially due to the Cymetrix acquisition for the three and nine months ended September 30, 2014 compared to the corresponding period in 2013.

Our average borrowing rates under our credit facility, including the impact of our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity to the notes to our unaudited consolidated financial statements), were 2.2% and 2.6% for the three months ended September 30, 2014 and 2013, respectively, and 2.3% and 2.5% for the nine months ended September 30, 2014 and 2013, respectively (see Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on borrowings under our credit facility).

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various book-to-tax permanent differences. It is also affected by discrete items which may not be consistent from year to year.

The effective tax rate from continuing operations for the three months ended September 30, 2014 and 2013 was 41.6% and 46.9%, respectively. The decrease in rates between periods is due to increased earnings in certain foreign jurisdictions where the statutory rates are significantly lower than the U.S. Federal statutory rate and the utilization of certain foreign deferred income tax valuation allowances established in 2013, which primarily drove the higher tax rate in the prior year.

The effective tax rate for the nine months ended September 30, 2014 is not comparable to the prior period due to the impact of a goodwill impairment of approximately $122.0 million related to both tax deductible and non-tax deductible components of goodwill. The impairment reduced income tax expense for the nine months ended September 30, 2014 by approximately $35.1 million.

The effective tax rate excluding the goodwill impairment from continuing operations for the nine months ended September 30, 2014 and 2013 would have been 41.0% and 44.1%, respectively. The decrease in rates between periods is attributable to increased earnings in certain foreign jurisdictions, including the utilization of foreign deferred income tax valuation allowances.

Income (loss) from Discontinued Operations, net of tax. Income from discontinued operations, net of tax was zero for the three months ended September 30, 2014 compared to a loss of $3.3 million for the corresponding period in 2013. Income from discontinued operations, net of tax was $0.5 million for the nine months ended September 30, 2014 compared to a loss of $2.9 million for the corresponding period in 2013. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the nine months ended September 30, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments (see Note 3 – Dispositions and discontinued operations to the notes to our unaudited financial statements for further details on our discontinued operations).

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

Disputes, Investigations & Economics
	For the three months ended September 30,		2014 over 2013 Increase (Decrease) Percentage	For the nine months ended September 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Revenues before reimbursements (in 000s)	$79,862	$75,366	6.0	$232,188	$228,693	1.5
Total revenues (in 000s)	$85,518	$81,144	5.4	$250,046	$247,430	1.1
Segment operating profit (in 000s)	$27,264	$25,738	5.9	$78,195	$76,948	1.6
Key segment operating metrics:
Segment operating profit margin	34.1%	34.2%	(0.3)	33.7%	33.6%	0.3
Average FTE - Consulting	516	539	(4.3)	521	550	(5.3)
Average FTE - Technology, Data & Process	202	192	5.2	197	191	3.1
Average utilization rates based on 1,850 hours	72%	68%	5.9	72%	72%	—
Average bill rate	$370	$353	4.8	$365	$349	4.6

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

As a result of reducing the growth assumptions and lowering margin expectations in this segment, our annual goodwill impairment testing performed as of May 31, 2014 indicated that the fair value of the segment was less than its carrying value by 1%. After performing the second step of the goodwill impairment test (see Note 5 – Goodwill and Intangible Assets, net to the notes to the unaudited consolidated financial statements), we determined that a goodwill impairment of $122.0 million was necessary and recorded such amount during the three months ended June 30, 2014. Although growth assumptions have been reduced, we still expect modest RBR growth in the future albeit with lower margins.

RBR for this segment increased 6.0% for the three months ended September 30, 2014 compared to the corresponding period in 2013. The increase in RBR was mainly a result of higher demand for financial services dispute engagements, increased activity in global construction, technology and new business from a third quarter 2013 acquisition in healthcare disputes (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of the segment’s acquisitions on a pro forma basis, RBR increased 4.4% for the three months ended September 30, 2014 compared to the corresponding period in 2013.

Average FTE—Consulting decreased 4.3% for the three months ended September 30, 2014 compared to the corresponding period in 2013 due to planned and unplanned attrition. For the same period, average FTE – Technology, Data & Process increased 5.2%. Average bill rate increased 4.8% to $370 for the three months ended September 30, 2014 compared to the corresponding period in 2013, mainly due to higher global construction, economics and dispute engagement rates. Utilization increased 5.9% for the same period. For the three months ended September 30, 2014, segment operating profit increased $1.5 million while segment operating profit margins were flat compared to the corresponding period in 2013 mainly due to RBR growth while maintaining similar cost structure to the prior year.

RBR for this segment increased 1.5% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. The increase in RBR was mainly due to reasons discussed above as well as increased demand for international arbitration, data breach and tax controversy work partially offset by a decline in economics and the completion of certain large dispute engagements. Including the impact of the segment’s acquisitions on a pro forma basis, RBR decreased 1.3% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. Average FTE—Consulting decreased 5.3% for the nine months ended September 30, 2014 compared to the corresponding period in 2013, due to planned and unplanned attrition. For the same period, average FTE – Technology, Data & Process increased 3.1%. Average bill rate increased 4.6% to $365 for the nine months ended September 30, 2014 compared to the corresponding period in 2013. Utilization was flat for the same period. For the nine months ended September 30, 2014, segment operating profit increased $1.2 million and segment operating profit margin was flat compared to the corresponding period in 2013.

Financial, Risk & Compliance
	For the three months ended September 30,		2014 over 2013 Increase (Decrease) Percentage	For the nine months ended September 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Revenues before reimbursements (in 000s)	$37,251	$40,227	(7.4)	$100,855	$117,965	(14.5)
Total revenues (in 000s)	$44,878	$48,668	(7.8)	$121,100	$142,936	(15.3)
Segment operating profit (in 000s)	$17,246	$16,959	1.7	$44,255	$47,897	(7.6)
Key segment operating metrics:
Segment operating profit margin	46.3%	42.2%	9.7	43.9%	40.6%	8.1
Average FTE - Consulting	282	227	24.2	265	220	20.5
Average utilization rates based on 1,850 hours	78%	83%	(6.0)	81%	82%	(1.2)
Average bill rate	$276	$268	3.0	$277	$274	1.1

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

RBR for this segment decreased 7.4% for the three months ended September 30, 2014 compared to the corresponding period in 2013. RBR for the current period reflected decreased RBR from one large anti-money laundering engagement, mortgage servicing review engagements and restructuring-related services partially offset by new compliance work within the financial services sector. Average FTE – Consulting increased 24.2% for the three months ended September 30, 2014 compared to the corresponding period in 2013 due to on-going demand for anti-money laundering and compliance work partially offset by fewer restructuring-related professionals. Use of project employees are not reflected in the Average FTE – Consulting metric. Average bill rate increased 3.0% to $276 for the three months ended September 30, 2014 compared to the corresponding period in 2013. Utilization decreased 6.0% for the three months ended September 30, 2014 compared to the corresponding period in 2013. Segment operating profit marginally increased $0.3 million while segment operating profit margins increased 4.1 percentage points mainly as a result of new engagements with higher profitability and higher use of independent contractors included within reimbursable expenses.

RBR for this segment decreased 14.5% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. RBR for the current period reflected decreased RBR from mortgage servicing review engagements and restructuring-related services partially offset by new compliance work. Average FTE – Consulting increased 20.5% for the nine months ended September 30, 2014 compared to the corresponding period in 2013 due to the reasons discussed above. Average bill rate increased 1.1% to $277 for the nine months ended September 30, 2014 compared to the corresponding period in 2013. Utilization decreased 1.2% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. Segment operating profit decreased $3.6 million and segment operating profit margins increased 3.3 percentage points mainly as a result of project mix.

Healthcare
	For the three months ended September 30,		2014 over 2013 Increase (Decrease) Percentage	For the nine months ended September 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Revenues before reimbursements (in 000s)	$62,964	$48,088	30.9	$162,145	$138,485	17.1
Total revenues (in 000s)	$69,035	$53,721	28.5	$179,877	$155,295	15.8
Segment operating profit (in 000s)	$18,726	$17,967	4.2	$48,230	$51,881	(7.0)
Key segment operating metrics:
Segment operating profit margin	29.7%	37.4%	(20.6)	29.7%	37.5%	(20.8)
Average FTE - Consulting	438	445	(1.6)	444	432	2.8
Average FTE - Technology, Data & Process	915	238	284.5	602	195	208.7
Average utilization rates based on 1,850 hours	74%	75%	(1.3)	75%	78%	(3.8)
Average bill rate	$260	$265	(1.9)	$256	$257	(0.4)

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

RBR for this segment increased 30.9% for the three months ended September 30, 2014 compared to the corresponding period in 2013. RBR for the current period reflected the second quarter acquisition of Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of the segment’s acquisitions on a pro forma basis, RBR decreased 2.1% for the three months ended September 30, 2014 compared to the corresponding period in 2013. The 2.1% decrease for the period reflects decreased RBR within the performance improvement area due to competitive challenges as well as the delay in anticipated project work relating to the implementation of ICD10 (regulatory codification update). Additionally, strategy related services declined as certain large projects wound down during the second half of 2013 and were replaced by smaller engagements. Performance based fees were $0.3 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, also contributing to the decrease. These decreases were offset by the growth of our combined existing physician revenue cycle outsourcing capabilities and our revenue cycle management business. The growth will potentially allow us to incorporate more data analytics products, technology-enabled solutions, and operations outsourcing within this segment. Organic growth within our life sciences business also offset a portion of the overall RBR decline in the segment. Average FTE – Consulting decreased 1.6% for the three months ended September 30, 2014 compared to the corresponding period in 2013, while utilization decreased 1.3% for the same period, due in part to delayed start up of certain projects and acquisition integration for Cymetrix. Average FTE – Technology, Data & Process increased 284.5% for the three months ended September 30, 2014 compared to the corresponding period in 2013 due to the acquisition of Cymetrix which added 595 Average FTE as well as new hires in our physician revenue cycle outsourcing group. Average bill rate decreased 1.9% for the same period. For the three months ended September 30, 2014, segment operating profit increased $0.8 million, and segment operating profit margin decreased 7.7 percentage points compared to the corresponding period in 2013 reflecting mix of engagements, lower utilization and increased wages and training expense for new hires as well as additional technology-related expense.

RBR for this segment increased 17.1% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. As previously mentioned RBR for the current period reflected the acquisition of Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Including the impact of the segment’s acquisitions on a pro forma basis, RBR decreased 0.4% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. The decrease is due to similar reasons discussed above. Performance based fees were $0.3 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. Average FTE – Consulting increased 2.8% for the nine months ended September 30, 2014 compared to the corresponding period in 2013, while utilization decreased 3.8% for the same period, also due to reasons discussed above. Average FTE – Technology, Data & Process increased 208.7% for the nine months ended September 30, 2014 compared to the corresponding period in 2013 due to the acquisition of Cymetrix which added 294 (due to partial period of ownership averaged over the 9 month period) Average FTE as well as additions relating to our physician revenue cycle outsourcing group. For the nine months ended September 30, 2014, segment operating profit decreased $3.7 million and segment operating profit margin decreased 7.8 percentage points compared to the corresponding period in 2013 due to mix of engagements and increased costs relating to acquisitions, training, strategic investments and segment meetings. In addition, severance expense for the nine months ended September 30, 2014 and 2013 was $1.2 million and $0.3 million, respectively.

Energy
	For the three months ended September 30,		2014 over 2013 Increase (Decrease) Percentage	For the nine months ended September 30,		2014 over 2013 Increase (Decrease) Percentage
	2014	2013		2014	2013
Revenues before reimbursements (in 000s)	$25,457	$22,763	11.8	$71,906	$71,501	0.6
Total revenues (in 000s)	$30,708	$28,074	9.4	$84,961	$85,100	(0.2)
Segment operating profit (in 000s)	$8,766	$6,968	25.8	$22,262	$23,839	(6.6)
Key segment operating metrics:
Segment operating profit margin	34.4%	30.6%	12.4	31.0%	33.3%	(6.9)
Average FTE—Consulting	331	311	6.4	327	315	3.8
Average FTE—Technology, Data & Process	51	47	8.5	53	46	15.2
Average utilization rates based on 1,850 hours	76%	74%	2.7	74%	76%	(2.6)
Average bill rate	$191	$189	1.1	$189	$191	(1.0)

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

RBR for this segment increased 11.8% for the three months ended September 30, 2014 compared to the corresponding period in 2013. RBR for the current period reflects the ramp up of energy efficiency, governmental policy and research engagements as well as business strategy related services as a result of new senior hires. Utilization increased 2.7% for the three months ended September 30, 2014 compared to the corresponding period in 2013. Average FTE – Technology, Data & Process increased 8.5% for the three months ended September 30, 2014 compared to the corresponding period in 2013 as demand for the segment’s benchmarking and research services strengthened. For the three months ended September 30, 2014, segment operating profit increased $1.8 million and segment operating profit margin increased 3.8 percentage points compared to the corresponding period in 2013 due to improved resource alignment.

RBR for this segment was relatively flat for the nine months ended September 30, 2014 compared to the corresponding period in 2013. This reflects a decrease relating to fewer engagements in market analysis and pricing services and a slowdown within energy efficiency due to competitive pressure and clients’ timing of report requirements offset by increases in governmental policy engagements and research. Utilization decreased 2.6% for the nine months ended September 30, 2014 compared to the corresponding period in 2013. Average FTE – Consulting increased 3.8% relating to hires within energy efficiency and business strategy offset by attrition within the market analysis and pricing business. Average FTE – Technology, Data & Process increased 15.2% for the nine months ended September 30, 2014 compared to the corresponding period in 2013 as demand for the segment’s benchmarking and research services strengthened. For the nine months ended September 30, 2014, segment operating profit and segment operating profit margin decreased $1.6 million and 2.3 percentage points, respectively, due to strategic hires and the delay of renewing certain engagements. Severance expense for the nine months ended September 30, 2014 and 2013 was $0.7 million and $1.2 million, respectively.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the nine months ended September 30:

	2014	2013
Net cash provided by operating activities	$26,893	$50,638
Net cash (used in) provided by investing activities	$(105,395)	$947
Net cash (used in) provided by financing activities	$80,799	$(49,069)

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

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenue. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 77 days at September 30, 2014, compared to 81 days at September 30, 2013. DSO is reported on a historical basis and is inclusive of discontinued operations. As DSO increases, we have less operating funds available for operating activities and our borrowings under our credit facility may increase.

Operating Activities

Net cash provided by operating activities was $26.9 million for the nine months ended September 30, 2014 compared to $50.6 million for the corresponding period in 2013. The decrease in cash provided by operating activities was primarily due to higher accounts receivable balances compared to the prior year, higher sign-on and retention bonus payments in 2014 compared to 2013 and deferred revenue received in 2013 with no similar amount in 2014.

Investing Activities

Net cash used in investing activities was $105.4 million for the nine months ended September 30, 2014 compared to cash provided by investing activities of $0.9 million for the corresponding period in 2013. During the nine months ended September 30, 2014, we paid $78.3 million, including selling costs, in cash for Cymetrix, paid $9.3 million for three other small acquisitions and paid $1.5 million for software. The acquisitions were funded by borrowings under our credit facility. This compares to acquiring one small business during the nine months ended September 30, 2013 (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements for further information on our acquisitions). Higher capital expenditures in 2014 primarily associated with increased technology investment further contributed to the increase in cash used in investing activities for the current period. We expect to have further capital expenditures in the near term relating to leasehold improvements and technology for our new New York office lease. During the nine months ended September 30, 2013, we received $15.6 million in proceeds from the sale of a portion of our economics business (see Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements).

Financing Activities

Net cash provided by financing activities was $80.8 million for the nine months ended September 30, 2014 compared to cash used in financing activities of $49.1 million for the corresponding period in 2013. The increase in cash provided by financing activities was primarily due to higher borrowings under our credit facility due to the acquisition of Cymetrix discussed above. Borrowings were also higher due to higher accounts receivable balances in the current period as well as higher capital expenditure requirements in 2014. During the nine months ended September 30, 2014, we purchased 1,204,124 shares of our common stock in the open market for $20.8 million compared to 1,719,905 shares for $22.3 million during the nine months ended September 30, 2013.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements.

At September 30, 2014 we had total contractual obligations of $326.3 million. The following table shows the components of our significant commitments at September 30, 2014 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2014	2015 to 2016	2017 to 2018	Thereafter
Deferred acquisition liabilities (a)	$32,006	$4,148	$27,858	$—	$—
Purchase agreements (b)	2,348	—	2,348	—	—
Revolving credit facility (c) (d)	158,017	—	—	158,017	—
Lease commitments (e)	133,922	6,107	44,222	33,157	50,436

Total contractual obligations	$326,293	$10,255	$74,428	$191,174	$50,436

a)	At September 30, 2014, we had $32.0 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $23.4 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon the particular acquired business meeting certain performance targets. Assuming each of these acquisitions reach its maximum target, our maximum deferred acquisition liability would have been $47.5 million at September 30, 2014.
b)	We have obligations recorded in other current liabilities of approximately $2.3 million (reflected in the table above) relating to costs associated with information technology purchases associated with our Technology, Data & Process businesses.
c)	Interest incurred on amounts we borrow under our credit facility vary based on relative borrowing levels, fluctuations in the variable interest rates and the applicable margin we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on borrowings under our credit facility (see Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our credit facility).
d)	At September 30, 2014, we had $8.1 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.
e)	During the three months ended June 30, 2014, we entered into a new lease for office space located in New York, New York which increased our contractual obligations relating to lease commitments by $40.7 million. In conjunction with the new lease, we anticipate future expenditures for leasehold improvements, technology and double rent while the new space is under construction.

On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100.0 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the stock repurchase authorization by approximately $50.0 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100.0 million in shares of our common stock during the two year period ending December 31, 2015. During the nine months ended September 30, 2014, we repurchased 1,204,124 shares for $20.8 million. As of September 30, 2014 we have $79 million remaining under the authorization.

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

As we further develop our margin improvement goals, we anticipate taking certain actions which may include compensation and staffing alignment, improved practice cost management, real estate consolidation and targeted general and administrative cost reductions. Such actions may result in additional severance expense. We continue to evaluate under-performing practice areas and are considering various options to improve our overall financial results.

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

At September 30, 2014, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At September 30, 2014, our interest rate derivatives effectively fixed our LIBOR base rate on $60.0 million of our debt. Based on borrowings under the credit facility at September 30, 2014 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $98.0 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

At September 30, 2014, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2014, we had net assets of approximately $42.2 million with a functional currency of the United Kingdom Pound Sterling and $14.1 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At September 30, 2014, we had net assets denominated in the non-functional currency of approximately $10.2 million. As such, a ten percent change in the exchange rate of the local currency would have resulted in $1.0 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December, 31, 2013 (2013 Form 10-K). The risk factor set forth below should be read in conjunction with the risk factors and other information disclosed in our 2013 Form 10-K.

The expansion and growth of our revenue cycle management businesses and the evolution of our service offerings into new areas subject us to different operational risks than our traditional consulting and expert businesses.

With the acquisition of Cymetrix in May 2014, a higher percentage of our net revenues is derived from our Technology, Data & Process businesses, as compared to prior periods. These businesses, in particular, our revenue cycle management service offerings, present different operational risks when compared to our traditional consulting and expert businesses. For example, our revenue cycle management services involve taking over the revenue cycle function for all or certain portions of our physician and hospital clients’ businesses, including the operation, management or oversight of billing, coding and accounts receivable departments that are critical to our clients’ financial performance. In addition, our revenue cycle management business utilizes offshore personnel, including subcontracted personnel in India, which exposes us to additional operational risks, including special risks associated with conducting business internationally. Disruptions in service delivery, regulatory compliance concerns, particularly in the billing and coding areas, labor disputes, technology issues or other performance problems could damage our clients’ businesses, expose us to enhanced regulatory scrutiny and claims, and harm our reputation and our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
Jul 1 - 31, 2014	126,424	$17.18	126,424	$83,400,634
Aug 1 - 31, 2014	126,800	$16.37	126,800	$81,324,606
Sep 1 - 30, 2014	141,008	$15.41	137,400	$79,202,830

Total	394,232	$16.29	390,624	$79,202,830

(a)	Includes 3,608 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the stock repurchase authorization by approximately $50 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100 million in shares of our common stock during the two year period ending December 31, 2015.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navigant Consulting, Inc.

By:	/S/ JULIE M. HOWARD
Julie M. Howard Chairman and Chief Executive Officer

By:	/S/ LUCINDA M. BAIER
Lucinda M. Baier Executive Vice President and Chief Financial Officer

Date: October 29, 2014