Form 10-K
period 2014-12-31
NAVIGANT CONSULTING INC
filed 2015-02-13
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐      NO  ☑

As of February 9, 2015, 48,086,915 shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on June 30, 2014, was approximately $846.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held on May 14, 2015, is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2014.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I

Item 1.	Business.

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialized, global professional services firm that combines deep industry knowledge with technical expertise to enable companies to defend, protect and create value. We focus on industries and clients facing transformational change and significant regulatory and legal issues. We serve clients primarily in the healthcare, energy and financial services sectors which represent highly complex market and regulatory environments. Our professional service offerings include strategic, financial, operational, technology, risk management, compliance, investigative solutions, dispute resolution services and business process management services. We provide our services to companies, legal counsel and governmental agencies. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy.

We are a Delaware corporation incorporated in 1996 and headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI.”

General Development of the Business

Development of the Business — Reporting Segments

Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy. Within these segments we deliver consulting services as well as offerings that include providing technology-based solutions, data hosting or processing, and business process management services (which we refer to as Technology, Data & Process services herein). In addition, we conduct business across our segments through operations in various countries outside the United States. Since our inception, we have grown through selective acquisitions of businesses (which we consider inorganic growth), recruitment of employees and investments in technology to complement our consulting skills and enhance our service offerings (which we consider organic growth). These investments have enhanced or expanded existing expertise, added new services, broadened our geographic reach, and enhanced our market share.

Our Disputes, Investigations & Economics segment provides accounting, financial and economic analysis, discovery support, and data management and analytics services across a wide range of legal and business issues and industries. We have established and maintained dispute services (including commercial litigation, financial services disputes, construction-related disputes, insurance and environmental disputes, and international arbitration) and investigative and compliance-related services (forensic investigations, information security investigations), including services specific to the healthcare and life sciences industries, and economic consulting through investments in acquisitions, recruitment of senior hires and technology. These investments have added to our suite of services and expanded those services to offices across the United States and outside the United States. In addition, we have recently expanded our global presence in the construction disputes market through a combination of acquisitions and recruitment of senior hires. Our continued senior hiring in this segment has been focused on adding broad industry expertise in our key markets, in addition to maintaining presence in key geographic markets around the globe. We have also grown our e-discovery and dispute related analytics services through a combination of senior hires, investment in technology, and acquisitions. In doing so, we have migrated the business from what was once locally managed data centers to centralized management. We have also developed technology tools that aid our client-facing employees in delivering value to our clients.

Within our Financial, Risk & Compliance segment, a substantial portion of our growth has been organic. The strategic, operational, valuation, and risk management services within this segment were largely developed over time through the recruitment of senior hires. Within this segment, we have supplemented our organic growth through acquisitions, adding anti-money laundering and anti-fraud related services. The combination of senior hiring and acquisitions has also helped establish a more formidable presence in New York. New York is home to a large portion of the financial services market in the US, which is one of our key industry focus areas, particularly for this segment. We believe building a larger presence in New York creates more opportunities to remain connected with clients in the industry, as well as to have capacity to serve those clients locally. Senior hiring remains a key growth driver for this segment, as we continue to add capacity to provide services, while further broadening our expertise in the continuously changing regulatory environment around the financial services industry. Services in this segment have the potential to escalate into large scale compliance oriented engagements. We have developed technology tools that complement our consulting base by helping our client-facing employees and clients more efficiently identify compliance risks, and to streamline operational activities.

Our Energy segment has grown through a combination of employee and solution development, recruiting and acquisitions. These investments have expanded our operations in markets and geographies with significant utility, government and commercial client presence in the energy sector. We have further expanded our consulting offerings to assist clients in their implementation of strategy and new business models and creating sustainable excellence in areas such as investment management, integrated resource planning, renewables, distributed energy resources, energy efficiency and demand response, and transmission and distribution operations. We believe our Energy segment has created an organization that combines market insights and business strategy knowledge with exceptional operational and technical experience to deliver financially viable and sustainable solutions for our clients on a global basis. We have grown our benchmarking and research services through acquisitions that now enable a broad array of market research capabilities (included in our Technology, Data & Process services).

We have focused significant investment resources on our Healthcare segment. We continue to recruit senior hires to build a multi-functional consulting team that spans the spectrum of the healthcare landscape including health systems, physician practice groups, health insurance providers, government agencies and life sciences companies. In addition, we’ve broadened our services to include strategic, operational, performance improvement, and revenue cycle consulting offerings. Largely through acquisitions, and including our most recent addition of Cymetrix, we have further complemented our consulting breadth and depth with business process management services (included in our Technology, Data, and Process services). The Cymetrix acquisition greatly expanded our business process management services, extending those services to hospitals, which are in addition to similar services we have been offering to physician groups. Our investment in business process management services is unique compared to most of our other investments in that the services offered establish long standing engagements through multi-year service agreements. These acquisitions and related hiring fully align with our growth strategy of combining our traditional expert-based consulting services, which are often event driven, with complementary solutions that deliver on-going value to our clients while incorporating more recurring revenue streams for us where there is a clear synergy between the two. Contracts in this business are generally multi-year engagements compared to other areas of our business where contracts typically run less than a year. These business process management services are enabled by systems and technology developed by Cymetrix, which we hope to leverage across our other Healthcare offerings. In addition to these technology investments, the Healthcare segment continues to invest in analytical tools that help our clients manage resources and processes to improve their operations, patient care, and financial performance.

Development of the Business — International Presence

Through acquisitions and senior hires in multiple locations outside of the United States, we have established a base upon which we expect to be able to attract additional senior experts to further our reach globally. Through building a multi-faceted presence in the UK that provides Disputes, Investigations & Economics, Healthcare, and Energy related services, we have developed a UK base that facilitates services we provide to clients across the globe outside of the US. We have leveraged the UK as a hub to support the establishment of operations in the Middle East and Asia to further facilitate services to clients across the globe. Within the UK, we have also invested in a technology infrastructure that supports our Technology, Data & Process services within our Disputes, Investigations & Economics segment beyond US borders.

Development of the Business — Through Technology and Employee Initiatives

As our business has matured, we have also continued to invest in technology infrastructure to support our evolving service offerings, including investment in more sophisticated operating systems to enable our technology-based services as they expand and change over time and to assist us in managing our broadening employee base. As part of these technology investments, we have built a private cloud environment that provides a more scalable operation, allowing us to more efficiently leverage resources within and across our data centers and across client requirements and more easily provide customizable client solutions.

We have supplemented our investments with employee-related initiatives to promote innovation and collaboration. In addition, we have focused efforts on development programs for our professionals designed to improve sales effectiveness and their ability to deliver the capabilities we have across the organization. We have also focused on other aspects of employee development, which include talent management and mentoring programs. Collectively, these innovation, collaboration, development and sales initiatives are intended to contribute to the growth of our people while enhancing our ability to grow the business organically.

While investing in recruitment, acquisitions, technology, and employee development programs, we have at the same time maintained strong cash flows which have contributed to strengthening our financial position. Over the past five years, we have reduced our bank debt balance from $207.0 million as of December 31, 2009 to $109.8 million as of December 31, 2014. In addition, in 2011 we began a stock repurchase program and through December 31, 2014 have repurchased 5.5 million shares at an average cost of $13.88 per share, effectively returning capital to our shareholders.

Human Capital Resources

At December 31, 2014, we had 3,559 employees. After adjusting total employees for part-time status and excluding project employees, we had 3,382 full-time equivalent (FTE) employees. These FTEs were comprised of the following:

•	Client-service employees (Client-Service FTE)

•	1,573 consulting employees (Consulting FTE) in businesses that deliver professional services. These individuals record time to client engagements.

•

1,201 Technology, Data & Process employees (Technology, Data & Process FTE) in businesses that are comprised of technology-enabled professional services, including e-discovery services and data analytics, business process management services, technology solutions, invoice and insurance claims processing, market research and benchmarking. While some of these individuals may record time to client engagements (in professional services engagements), many do not record time to specific engagements. During the year we added 640 Technology, Data & Process FTE in connection with our acquisition of Cymetrix.

The majority of costs related to these employees is recorded in costs of services before reimbursements.

•	Non-billable employees (Non-Billable FTE)

•

608 non-billable employees who are assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions. The majority of costs related to these employees is recorded in general and administrative expense while the costs directly relating to practice support functions are recorded as costs of services before reimbursements.

We also had 87 project employees who perform client services on a contractual basis. Project employee levels vary from period to period based on staffing and resource requirements. The majority of costs related to these employees is recorded in costs of services before reimbursements.

Our revenues are primarily generated from services performed by our client-service employees; therefore, our success depends in large part on attracting, retaining and motivating talented, creative and experienced client-service employees at all levels and across various geographies. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts. Our client-service employees are drawn from a variety of sources, including the industries we serve, accounting and other consulting organizations, and top rated colleges and universities. Our client-service employees include, but are not limited to, PhDs, MDs, MBAs, JDs, CPAs, CFEs (certified fraud examiners), ASAs (accredited senior appraisers), engineers, nurses and former government officials.

In developing and growing our Technology, Data, & Process services, we have also added employees aligned to these businesses. We recruit, retain, and manage many of our Technology, Data & Process employees differently from our client-service employees. Particularly, in our business process management services, we add Technology, Data & Process employees through traditional recruitment, by transitioning client employees to become Navigant employees, or subcontracting services from our clients. Our demand for these resources, whether recruited, transitioned, or subcontracted from our clients, increases as we continue to expand this business. By managing these employees with our processes, centralizing their functions in our business centers, and leveraging technology to enable work streams, we are able to more efficiently and effectively deliver services. We leverage our business centers not only to help us better manage employee work forces across work streams and projects but also to create opportunities for these employees to develop professionally by exposing them to new service areas and possibilities for promotion within the management teams in these businesses.

We seek to retain our employees by offering competitive compensation packages of base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and rewarding careers. We periodically review and adjust, if needed, our employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support our community, but also provide experiences for our employees to promote a collaborative and rewarding environment.

We regularly evaluate employees and their productivity against future demand expectations and historical trends. From time to time, we may reduce or add resources in certain areas in an effort to align with changing demands. In connection with these changing demands, we also utilize project employees and engage independent contractors on certain engagements, which allow us to quickly adjust staffing in response to changing demand for our services.

In connection with recruiting activities and business acquisitions, our general policy is to obtain non-solicitation covenants from senior and some mid-level employees. Most of these covenants have restrictions that extend 12 months or more beyond the termination of employment. We utilize these contractual agreements and other agreements to protect our business interests, which also can reduce the risk of attrition and provide stability to our existing clients, staff and projects.

In our consulting businesses, our bill rates or fees charged to clients are tiered in accordance with the experience and position. We monitor and adjust those bill rates or fees according to then-current market conditions for our service offerings and within the various industries we serve. Similarly, pricing for our Technology, Data, & Process services is based upon the complexity of services delivered and markets served.

Industry Sectors

We provide services to clients in industries undergoing substantial regulatory or structural change. Our legal and compliance based service offerings are relevant to law firms and clients in most industries including federal and state agencies within the public sector. We also have significant industry-specific knowledge and a large client base in the energy, healthcare and financial services industries.

Competition

The market for our services is highly competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, global accounting firms, and other local, regional, national and international consulting firms. Many of these companies are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. In particular, the Big Four accounting firms (PwC, Deloitte, EY and KPMG) are highly competitive in the consulting industry. However, we believe that our industry focus, deep industry and operational expertise, reputation, global business model and broad range of service offerings enable us to compete effectively in the marketplace. Additionally, with the acquisition of Cymetrix we have increased our ability to offer business process management services which, when combined with our existing consulting businesses, creates an opportunity to differentiate ourselves from other firms, as most participants in the market provide primarily business process management services without the complement of our consulting capabilities.

Developing Client Relationships

We market our services directly to corporate executives and senior management, corporate counsel, law firms, corporate boards, special committees, and governmental agencies. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, and industry-specific articles. In addition, we have strengthened our market presence by developing our brand name and go-to-market strategy. New engagements are sought and won by our senior and mid-level employees working together across our business segments. We seek to leverage our client relationships in one business segment to cross-sell service offerings provided by other business segments. Clients frequently expand the scope of engagements during delivery to include follow-on or complementary services. Our future performance will continue to depend upon our ability to win new engagements, attract and retain employees, develop and continue client relationships and maintain our reputation.

We believe our unique mix of deep industry expertise, combined with our scale, broad geographic presence, multi-disciplinary professionals and specialized service offerings, positions us to address the majority of our clients’ critical business needs. We continue to establish programs to facilitate collaborative product development and marketing efforts, and also to develop new, innovative and repeatable solutions for our clients.

Financial Information about our Business Segments

During the year ended December 31, 2013, we disposed of a portion of our Financial, Risk & Compliance segment and the results of operations from the disposed business have been classified as discontinued operations. As such, the segment information reflects results of segment operations on a continuing basis (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 — Segmented Information to the notes to our Consolidated Financial Statements for discussion of total revenues, revenues before reimbursements, segment operating profit and total assets by business segment. Certain areas within our segments operate globally for information regarding our total revenues and total assets by geographic region (see Note 5 — Segment Information to the notes to our consolidated financial statements). For information regarding risks related to our international operations see “Risk Factors”.

How Our Income is Derived

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues is generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time) or are on a per unit or subscription basis. We may also earn incremental revenues, in addition to hourly or fixed fees, that are contingent on the attainment of certain contractual milestones or outcomes. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized. Regardless of the terms of our engagements, our ability to earn fees is reliant on experience and expertise of our client-service employees.

Our most significant expense is client-service employee compensation, which includes salaries, incentive compensation, and amortization of sign-on and retention incentive payments, share-based compensation and benefits. Client-service employee compensation is included in cost of services before reimbursable expenses, in addition to sales and marketing expenses and the direct costs of recruiting and training client-service employees.

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

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 27%, 30% and 31% of our total revenues for 2014, 2013 and 2012, respectively. Revenues earned from our top 10 clients amounted to 20%, 23% and 24% of our total revenues for 2014, 2013 and 2012, respectively. No single client accounted for more than 10% of our total revenues during 2014, 2013 or 2012. The mix of our largest clients typically changes from year to year. For further information on segment concentration see Item 7 — Management, Discussion and Analysis of Financial condition and Results of Operations — Segment Results below.

Non-U.S. Operations

We have offices in the United Kingdom, Canada, China, Singapore, United Arab Emirates and other countries outside the U.S. and conduct business in several other countries. The United Kingdom accounted for 7%, 5% and 6% of our total revenues for 2014, 2013, and 2012, respectively. No country, other than the United States, accounted for more than 10% of our total revenues during 2014, 2013 or 2012. Our non-U.S. subsidiaries, in the aggregate, represented approximately 8%, or $71.2 million, of our total revenues in 2014 compared to 7%, or $58.5 million, in 2013 and 8%, or $63.3 million, in 2012. These percentages are calculated based on the country of the entity the engagement does business in. For further geographic information see Note 5 — Segment Information to the notes to our financial statements.

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

Economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels and types of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain of our services obsolete, all of which could have a material adverse effect on our business, results of operations and financial condition. Changes in economic conditions could drive changes to the regulatory or legislative landscape and consequently shift demand to services that we do not offer or for which we do not have competitive advantages, and this could negatively affect the amount of new business that we are able to obtain. If we are unable to appropriately manage costs or if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected. Additionally, significant economic turmoil or financial market disruptions could adversely impact the availability of financing to our clients and in turn may adversely impact our ability to collect amounts due from our clients or cause them to terminate their contracts with us, each of which could adversely affect our results of operations.

Our business could be adversely impacted by competition and regulatory and legislative changes.

The market for our services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, the global accounting firms and other local, regional, national, and international consulting firms. Many of these firms are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. Some firms may have lower overhead and other operating costs and, therefore, may be able to more effectively compete through lower cost service offerings. Many of our clients operate in highly regulated industries such as healthcare, energy, financial services and insurance. Regulatory and legislative changes in these industries could potentially render certain of our service offerings obsolete and decrease our competitive position. If we cannot compete effectively, our results of operations and financial condition could be adversely impacted.

Our inability to successfully recruit, retain and incentivize our senior-level employees will affect our ability to win new client engagements and compete effectively.

We rely heavily on a group of senior-level employees and business development professionals. We believe our future success is dependent on our ability to successfully recruit and retain their services. Competition for skilled employees is intense, and compensation and retention related issues are a continuing challenge. The consulting industry has low barriers to entry making it easy for employees to start their own businesses or work independently. In addition, it is relatively easy for employees to change employers. Although we offer various incentive compensation programs, including share-based compensation designed to retain and incentivize our senior-level employees, there can be no assurance that these programs will be effective. Further, limitations on available shares under our equity compensation plans or a sustained decline in our stock price could also affect our ability to offer adequate share-based compensation as incentives to our senior-level employees.

Our inability to successfully recruit, retain and incentivize our senior-level employees could have an adverse effect on our ability to win new client engagements or meet client needs in our current engagements, and our results of operations could be adversely affected. Further, our failure to realize the expected financial returns from our recruiting or incentive investments could adversely impact our results of operations.

Risks Related to Capital and Financing

We cannot be assured that we will have access to sufficient sources of capital to meet our cash needs.

We rely on our current cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating and investing activities. Our credit agreement provides a $400.0 million revolving credit facility. At our option, subject to the terms and conditions in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility becomes due and payable in full upon maturity in September 2018. At December 31, 2014, we had $109.8 million in borrowings outstanding under the credit facility and approximately $275 million available. There can be no assurance that the credit facility will continue to be sufficient to meet the future needs of our business, particularly if a decline in our financial performance occurs. If this occurs, and we are unable to otherwise increase our operating cash flows or raise additional capital or obtain other debt financing, we may be unable to meet our future cash needs, including, for example, funding our acquisitions. Furthermore, if our clients’ financial condition were to deteriorate, impairing their ability to make payments due to us, our operating cash flows would be adversely impacted which could require us to fund a greater portion of our working capital needs with borrowings under our credit facility. Lastly, certain financial institutions that are lenders under our credit facility could be adversely impacted by significant economic turmoil or financial market disruptions and therefore could become unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of fixed charge and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2014, there can be no assurance that we will remain in compliance in the future. Our borrowings under the credit facility tend to be higher during the first half of the year to fund annual incentive payments, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2014 levels. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

Risks Related to our Business Operations

Our results of operations and consequently our business may suffer if we are not able to maintain current pricing, compensation costs and productivity levels.

Our revenues and profitability are largely based on the pricing of our services, compensation costs and the number of hours our client-service employees work on client engagements. Accordingly, if we are not able to maintain adequate pricing for our services, maintain compensation costs or appropriately manage productivity levels, our results of operations may suffer. Pricing, compensation costs and productivity levels are affected by a number of factors, including:

•

Our ability to predict future demand for our services and maintain the appropriate staffing levels without significant underutilized Consulting employees and significant lack of productivity from our Technology, Data & Process employees;

•	Our ability to transition client-service employees from completed client engagements to new client engagements;

•	Our clients’ perceptions of our ability to add value through our services;

•	Our competitors’ pricing of services and compensation levels;

•	The market demand for our services;

•	The market rate for employee compensation costs;

•	Our ability to manage our human capital resources particularly as we increase the size and diversity of our workforce and expand into new service offerings as part of our growth strategies;

•	The economic, political and regulatory environment as noted above; and

•	Our ability to accurately estimate and appropriately manage the costs of fixed-fee client engagements.

Some of the work we do involves greater risk than ordinary engagements which could negatively impact our business.

We do work for clients that for financial, legal, reputational or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher-risk engagements and higher-risk clients, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties on one or more of these higher-risk engagements could have a material adverse impact on our business and financial condition. Examples of higher-risk engagements include, but are not limited to:

•	Interim management engagements, including those for hospitals and other healthcare providers;

•	Engagements where we assist clients in complying with healthcare-related regulatory requirements;

•	Corporate restructuring engagements, both inside and outside of bankruptcy proceedings;

•	Engagements where we provide transactional or a valuation advisory service;

•	Engagements where we deliver a fairness opinion;

•	Engagements where we deliver project management services for large construction projects;

•	Engagements where we receive or process or host sensitive data, including personal consumer or private health information;

•	Engagements where we deliver a compliance effectiveness opinion;

•	Engagements involving independent consultants’ reports in support of financings; and

•	Engagements for governmental clients.

Our international operations create special risks that could negatively impact our business.

We have offices in the United Kingdom, Canada, China, Singapore, United Arab Emirates and other countries outside of the U.S. and conduct business in several other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business, legal and reputational risks, including:

•	Cultural and language difference in conducting business;

•	Employment laws and related factors that could result in lower utilization, higher compensation costs and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that could adversely affect our financial position and operating results;

•	Compliance with varying legal and regulatory requirements, and other barriers to conducting business;

•	Impact on consulting spend from international firms and global economies effected by the European sovereign debt crisis and related government and economic responses;

•

Risks associated with engagements performed by employees and independent contractors with governmental officials and agencies, including the risks arising from the anti-bribery and corruption regulations;

•	Greater difficulties in managing and staffing foreign operations, including in higher risk geographies;

•	Successful entry and execution in new markets;

•	Restrictions on the repatriation of earnings; and

•	Potentially adverse tax consequences, such as net operating loss carry forwards that cannot be realized or higher effective tax rates.

If we are not able to successfully mitigate the special risks associated with our international operations, our business prospects and results of operations could be negatively impacted.

Our inability to effectively execute on long-term growth objectives could adversely affect our results of operations and our share value.

Achievement of our long-term growth objectives may require additional investments in technology, people and acquisitions. These investments may be significantly different in size, nature and complexity in comparison to those we have made in the past, which could inherently create more risk around those investment decisions than would otherwise be the case. Specifically:

•

Incentive compensation programs designed to motivate growth may result in innovation or investments that drive near-term growth, but that do not achieve longer-term growth and profitability objectives, or may incentivize an increase in risk compared to our current risk tolerance.

•

Investments in acquisitions may result in growth in businesses that may add to near-term revenues and earnings, but may negatively impact shareholder return over the long-term if they do not perform as expected, or may otherwise create higher longer-term risks, including new legal, compliance, or regulatory implications.

•	The businesses and services added through these investments may extend beyond the knowledge, expertise or resources of our current management team, which could result in unintended risks.

Our inability to successfully maintain a sales pipeline and to attract business from new or existing clients could have a material adverse effect on our results of operations.

Many of our client engagement agreements are short term in nature (less than one year) or can be terminated by our clients with little or no notice and without penalty. For example, in our litigation-related engagements, if the litigation is settled, our services usually are no longer necessary and our engagement is promptly terminated. Some of our services involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for the additional stages of an engagement or that a client will cancel or delay additional planned engagements. Our client engagements are usually relatively short term in comparison to our office-related expenses and other infrastructure commitments. Therefore, we rely heavily on our senior-level employees’ ability to develop new business opportunities for our services.

In the past, we have derived significant revenues from events as inherently unpredictable as the Dodd-Frank Act, healthcare reform, the credit crisis and significant natural disasters including major hurricanes and earthquakes. Those events, in addition to being unpredictable, often have impacts that decline over time as clients adjust to and compensate for the challenges they face. These factors also limit our ability to predict future revenues and human capital resource needs especially for large engagements that may end abruptly due to factors beyond our control which in turn could adversely impact our results of operations.

Unsuccessful client engagements could result in damage to our professional reputation or legal liability which could have a material adverse effect on our business.

Our professional reputation and that of our client-service employees is critical to our ability to successfully compete for new client engagements and attract and retain employees. In addition, our client engagements subject us to the risk of legal liability. Any public assertion or litigation alleging that our services were deficient or that we breached any of our obligations to a client could expose us to significant legal liabilities, distract our management and damage our reputation. Our professional liability insurance may not cover every type of claim or liability that could potentially arise from our client engagements. In addition, the limits of our insurance coverage may not be enough to cover a particular claim or a group of claims and the costs of defense. Any factors that damage our professional reputation could have a material adverse effect on our business.

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

If we are unable to accept new client engagements for any reason, including business and legal conflicts, our client-service employees may become underutilized or discontented, which may adversely affect our future results of operations, as well as our ability to retain these consultants. In addition, although we have systems and procedures to identify potential conflicts of interest prior to accepting a new client engagement, there is no guarantee that all potential conflicts of interest will be identified, and undetected conflicts may result in damage to our professional reputation and result in legal liability which may adversely impact our business.

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

We have grown our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to goodwill and intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to our current businesses. Additionally, certain senior-level consultants, as sellers of the acquired businesses, are bound by non-competition covenants that expire after a specific amount of time from the date of acquisition. When these covenants expire, our inability to retain these senior-level consultants could significantly impact the acquired businesses and their successful integration. Any failure to successfully integrate acquired businesses and retain personnel could cause the acquired businesses to fail to achieve their expected results, which would in turn adversely affect our financial performance and may require a possible impairment of the acquired assets. Additionally, the financing of acquisitions through cash, borrowings or common stock could also impair our liquidity or cause significant dilution of our shareholders.

Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations.

Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our total assets. Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level on our goodwill and, on a quarterly basis, we are required to assess the recoverability of both our goodwill and long-lived intangible assets. We consider our operating segments to be our reporting units. We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. If the fair market value of one of our reporting units or other long-lived intangible assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. During the second quarter 2014, in conjunction with our annual goodwill impairment test, we recorded a $122.0 million goodwill impairment related to our Disputes, Investigations, & Economics segment. At December 31, 2014, we had goodwill of $568.1 million and net intangible assets of $26.5 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

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

The expansion and growth of our business process management services and the evolution of our service offerings into new areas subject us to different operational risks than our traditional consulting and expert businesses.

With the acquisition of Cymetrix in May 2014, a higher percentage of our net revenues is derived from our Technology, Data & Process businesses, as compared to prior periods. These businesses, in particular, our business process management services, present different operational risks when compared to our traditional consulting and expert businesses. For example, our business process management services involve managing the revenue cycle function for all or certain portions of our physician and hospital clients’ businesses, including the operation, management or oversight of billing, coding and accounts receivable departments that are critical to our clients’ financial performance. In addition, our business process management services business utilizes offshore personnel, including subcontracted personnel in India, which exposes us to additional operational risks, including special risks associated with conducting business internationally. Disruptions in service delivery, regulatory compliance concerns, data privacy and security concerns, particularly in the billing and coding areas, labor disputes, technology issues or other performance problems could damage our clients’ businesses, expose us to enhanced regulatory scrutiny and claims, and harm our reputation and our business.

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

If our pricing estimates do not accurately anticipate the cost, risk and complexity of performing our work, our contracts could have delivery inefficiencies or be unprofitable.

Our pricing for our fixed fee engagements, particularly in connection with our business process management services engagements that have multi-year pricing agreements, is highly dependent on our forecasts and predictions about the level of effort and cost necessary to deliver the applicable services and solutions. Our estimates are based on available data at the time the fees are set, and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing projects to a client’s satisfaction, our contracts could yield lower margins than planned, or be unprofitable. In addition, we may fail to accurately assess the risks associated with potential contracts. This could result in existing contracts and contracts entered into in the future being less profitable than expected or unprofitable, which could have an adverse effect on our overall profitability.

Risks Related to Technology

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which may become obsolete.

We have invested in developing specialized technology and intellectual property, including proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new client engagements. Many of our service offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or technology and intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors. If we are unable to develop new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenues and results of operations could be adversely affected.

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

We may be subject to disruption to our operating systems, technology or ability to communicate with our workforce and clients as a result of events that are beyond our control, including but not limited to the possibility of failures at third-party data centers, worker strikes, disruptions to the internet, political instability, natural disasters, malicious attacks, or other conditions. While we have taken steps to prevent such events and have developed disaster recovery processes, there can be no assurance that these steps will be effective in every situation. Such disruptions could adversely affect our ability to fulfill client engagements and as a result may damage our reputation and adversely affect our business and results of operations.

If the integrity of our information systems is compromised or our information systems are inadequate to keep up with the needs of our business, our reputation, business and results of operations could be adversely affected.

We depend on information systems to manage and run our business. Additionally, certain services we provide require us to store, transmit or process sensitive or confidential client information, including personal consumer information and health or other personally identifiable information. If any person, including any of our employees or third-party vendors with whom we contract for data hosting services, negligently disregards or intentionally breaches the information security controls we have implemented to protect our clients’ data, or our own data or those security controls prove to be ineffective against intrusion, we could incur legal liability and may also be subject to regulatory enforcement actions, fines and/or criminal prosecution in multiple jurisdictions. Our potential liability in the event of a security breach of client data or our own data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages. Any unauthorized disclosure of sensitive, personal or confidential client information, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, including an intentional attack by any person who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability and damage to our reputation and could have a material adverse effect on our business and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are leased and are located in Chicago, Illinois. We have approximately 70 other operating leases for office facilities, principally in the United States. Our office space needs in certain geographic areas may change as our business expands or contracts in those areas. Due to the nature of consulting work, we strive to keep our office workspace flexible and promote a virtual work environment, where appropriate in order to minimize office facility costs.

Item 3.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers at February 13, 2015:

Name	Title	Age
Julie M. Howard	Chairman and Chief Executive Officer	52
Lee A. Spirer	Executive Vice President and Global Business Leader	48
Lucinda M. Baier	Executive Vice President and Chief Financial Officer	50
Monica M. Weed	Executive Vice President, General Counsel and Secretary	54

Julie M. Howard, 52, has served as our Chairman and Chief Executive Officer since May 2014 and Chief Executive Officer and a member of our board of directors since March 2012. Ms. Howard served as our President from 2006 to March 2012 and our Chief Operating Officer from 2003 to March 2012. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions with several professional services firms, including the Company. Ms. Howard is currently a member of the board of directors of Kemper Corporation (formerly Unitrin, Inc.) and Innerworkings Inc. and a member of the Foundation Board for Lurie Children’s Hospital of Chicago. Ms. Howard is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA). Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in finance and management.

Lee A. Spirer, 48, has served as our Executive Vice President and Global Business Leader since November 2012. Mr. Spirer has served in a variety of strategic and operational roles in a range of professional and business services organizations. From April 2009 to May 2012, Mr. Spirer served as Senior Vice President and Global Business Head of Kroll Risk & Compliance Solutions, and prior to that, from September 2005 to February 2008, Mr. Spirer served as Senior Vice President and Global Leader of Corporate Strategy and Development for Dun & Bradstreet Corporation. From June 2001 to September 2005, Mr. Spirer held several senior management roles at IBM Business Consulting Services, last serving as General Manager, Global Financial Markets. In addition, from March 2008 to April 2009 and again from June 2012 to October 2012, Mr. Spirer served as Managing Partner of LAS Advisory Services, advising private equity and venture capital firms on a variety of strategic and operational issues. Mr. Spirer is a graduate of The Wharton School with a Masters of Business Administration and Brandeis University with a Bachelor’s degree in Economics, with high honors and Phi Beta Kappa.

Lucinda M. Baier, 50, has served as our Executive Vice President since February 2013 and Chief Financial Officer since March 2013. Previously, Ms. Baier served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Central Parking System, Inc., a leading firm in parking management and marketing, from August 2011 to October 2012, having previously served as Senior Vice President and Chief Financial Officer since September 2010. Ms. Baier is a member of the Board of Directors and Audit Committee of The Bon-Ton Stores, Inc. Ms. Baier is a graduate of Illinois State University, with Bachelor and Master of Science degrees in Accounting and is a Certified Public Accountant.

Monica M. Weed, 54, has served as our Executive Vice President since October 2013 and General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary, for Information Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal (now Dentons). Ms. Weed received a Bachelor of Arts in Classics from Northwestern University, a law degree from the Northwestern University School of Law and a Master’s degree in Business Administration from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock.

	High	Low
2014
Fourth quarter	$15.85	$12.39
Third quarter	$18.19	$13.87
Second quarter	$19.00	$16.08
First quarter	$19.41	$16.55
2013
Fourth quarter	$19.78	$15.07
Third quarter	$15.91	$12.00
Second quarter	$14.00	$10.91
First quarter	$13.60	$10.84

Holders

At February 9, 2015, there were 183 holders of record of our shares of our common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held on behalf of a number of individual shareholders. As such, our actual number of shareholders is higher than the number of our shareholders of record.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2014 or December 31, 2013. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement may limit our ability to pay dividends in the future.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the peer group described below. The graph assumes that $100 was invested on December 31, 2009 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

Measurement Period	Navigant Consulting Inc.	NYSE Index	Peer Group(a)
FYE 12/31/09	$100.00	$100.00	$100.00
FYE 12/31/10	61.91	113.76	124.30
FYE 12/31/11	76.78	109.70	129.91
FYE 12/31/12	75.10	127.53	144.94
FYE 12/31/13	129.21	161.20	202.89
FYE 12/31/14	103.43	172.27	217.90

a)	The Peer Group consists of the following companies: The Advisory Board Company, CBIZ Inc., The Corporate Executive Board Company, CRA International Inc. (formerly known as Charles River Associates, Inc.), Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Heidrick & Struggles International Inc., Hill International, Inc., Huron Consulting Group Inc., ICF International, Inc., IHS, Inc., Korn/Ferry International, MAXIMUS, Inc., Resources Connection, Inc., Sapient Corporation, Tetra Tech, Inc., TRC Companies and VSE Corporation. The Peer Group is weighted by market capitalization. The Peer Group is the same as the current peer group used by the compensation committee of our board of directors (except for Duff & Phelps Corporation which is no longer part of the peer group as a result of delisting) to make executive compensation decisions. The peer group is reviewed and modified, if necessary, on an annual basis.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
Oct 1 - 31, 2014	175,003	$13.79	169,291	$76,866,446
Nov 1 - 30, 2014	127,400	$14.96	127,400	$74,960,349
Dec 1 - 31, 2014	155,969	$14.72	152,500	$72,715,927

Total	458,372	$14.43	449,191	$72,715,927

(a)	Includes 9,181 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.

(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the share repurchase authorization by approximately $50 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100 million in shares of our common stock during the two year period ending December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	818,363	$12.89	3,023,921

Item 6.	Selected Financial Data.

The following five year financial and operating data should be read in conjunction with the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business and, as such, the results have been reclassified to discontinued operations to reflect this transaction. The amounts are shown in thousands, except for per share data.

	For the year ended December 31,
	2014	2013	2012	2011	2010
Revenues before reimbursements	$766,552	$734,433	$722,190	$671,289	$604,273
Reimbursements	93,065	101,152	96,007	83,425	75,860

Total revenues	859,617	835,585	818,197	754,714	680,133
Cost of services before reimbursable expenses	519,157	487,967	476,344	449,417	404,603
Reimbursable expenses	93,065	101,152	96,007	83,425	75,860

Total costs of services	612,222	589,119	572,351	532,842	480,463
General and administrative expenses	136,057	127,079	141,195	130,430	121,568
Depreciation expense	19,580	16,180	14,986	13,303	14,457
Amortization expense	5,959	6,826	6,767	8,658	6,125
Other operating costs (benefit):
Intangible assets impairment	—	—	—	—	7,307
Contingent acquisition liability adjustments, net	(4,992)	(5,399)	1,065	—	—
Office consolidation, net	725	348	580	—	(900)
Gain on disposition of assets	(541)	(1,715)	—	—	—
Goodwill impairment	122,045	—	—	—	—
Other impairment	1,343	—	—	—	—

Operating income (loss)	(32,781)	103,147	81,253	69,481	51,113
Interest expense	5,918	4,433	5,453	7,292	10,704
Interest income	(274)	(463)	(872)	(1,447)	(1,309)
Other (income) expense, net	(167)	175	(78)	(279)	(567)

Income (loss) from continuing operations before income tax (benefit) expense	(38,258)	99,002	76,750	63,915	42,285
Income tax (benefit) expense	(1,351)	43,890	32,518	27,770	17,433

Net income (loss) from continuing operations	(36,907)	55,112	44,232	36,145	24,852
Income (loss) from discontinued operations, net of tax	509	(2,919)	1,937	4,985	(795)

Net income (loss)	$(36,398)	$52,193	$46,169	$41,130	$24,057

Basic per share data
Net income (loss) from continuing operations	$(0.76)	$1.11	$0.87	$0.71	$0.50
Income (loss) from discontinued operations, net of tax	0.01	(0.06)	0.04	0.10	(0.02)
Net income (loss)	(0.75)	1.05	0.91	0.81	0.49
Shares used in computing per basic share data	48,741	49,771	50,894	50,820	49,405
Diluted per share data
Net income (loss) from continuing operations	$(0.76)	$1.08	$0.86	$0.70	$0.49
Income (loss) from discontinued operations, net of tax	0.01	(0.06)	0.04	0.10	(0.02)
Net income (loss)	(0.75)	1.02	0.90	0.80	0.48
Shares used in computing per diluted share data	48,741	50,951	51,572	51,371	50,447

	At December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
Cash and cash equivalents	$2,648	$1,968	$1,052	$2,969	$1,981
Working capital	70,501	73,040	85,341	64,681	63,906
Total assets	903,493	904,197	954,450	875,201	869,035
Total non-current liabilities	200,506	169,260	237,412	205,199	252,735
Total stockholders’ equity	542,591	597,075	559,743	513,678	460,721

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

Overview

We are an independent specialized, global professional services firm that combines deep industry knowledge with broad technical expertise. We focus on industries and clients facing transformational change and significant regulatory and legal issues. We serve clients primarily in the healthcare, energy and financial services sectors which represent highly complex market and regulatory environments. Our professional service offerings include strategic, financial, operational, technology, risk management, compliance, investigative solutions, dispute resolution services and business process management services. The nature of our services, as well as our clients’ demand for our services, are impacted not only by these regulatory and structural changes, but also by the United States and global economies and other significant events specific to our clients.

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain contractual milestones or outcomes. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized. Revenue is also earned on a per unit or subscription basis. Regardless of the terms of our engagements, our ability to earn those fees is reliant on experience and expertise of our client-service employees.

Our most significant expense is client-service employee compensation, which includes salaries, incentive compensation, amortization of sign-on and retention incentive payments, share-based compensation and benefits. Client-service employee compensation is included in cost of services before reimbursable expenses, in addition to sales and marketing expenses and the direct costs of recruiting and training client-service employees.

Our most significant overhead expenses are administrative compensation and benefits and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and non-billable employees that indirectly support client engagements. Office-related expenses primarily consist of rent for our offices. Other administrative costs include bad debt expense, marketing, technology, finance and human capital management.

Because our ability to derive fees is largely reliant on the hiring and retention of employees, the average number of full-time employees (FTE) and our ability to keep consultants utilized are important drivers of the business. The number of FTE is adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our consulting FTE levels in response to changing demand.

While hiring and retention of personnel are key to driving revenues, client-service employee levels and related compensation in excess of demand drive additional costs that can negatively impact margin. From time to time, we hire independent contractors and project employees to supplement our client-service employees on certain engagements, which allows us to adjust staffing in response to changes in demand for our services, and manage our costs accordingly.

In connection with recruiting activities and business acquisitions, our general policy is to obtain non-solicitation covenants from senior and some mid-level consultants. Most of these covenants have restrictions that extend 12 months beyond the termination of employment. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to safeguard our existing clients, employees and projects.

We periodically review and adjust our employees’ total compensation (including salaries, annual cash incentive compensation, other cash and share-based compensation, and benefits) to ensure that it is competitive within the industry and is consistent with our performance. We also monitor and adjust our bill rates according to then-current market conditions for our service offerings and within the various industries we serve.

In addition to investing in human capital resources, we invest in technology infrastructure to derive services to provide further value to current and future clients as our business models change.

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

Dispositions and Discontinued Operations

During the year ended December 31, 2014, we had one disposition. We sold a portion of our healthcare technology practice within our Healthcare segment. In accordance with ASC Topic 205 — Presentation of Financial Statements (ASC 205), we consider the healthcare technology business within this segment to be continuing.

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

Key Operating Metrics

The following key operating metrics provide additional operating information related to our continuing business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. Our Technology, Data & Process businesses are comprised of technology enabled professional services, including e-discovery services, business process management services and data analytics, technology solutions and data services and insurance claims processing, market research and benchmarking businesses.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client-Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

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

•

Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually). Hours related to Technology, Data & Process FTE are excluded from average utilization rate.

•

Billable hours are the number of hours our Consulting FTE recorded time to client engagements during the reporting period. Recorded hours related to Technology, Data & Process FTE are excluded from billable hours.

•

Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributable to retention incentives.

•

Organic basis — represents revenues before reimbursements growth calculated on a pro forma basis including the impact of our acquisitions as if we owned them from the beginning of each comparable period similar to our pro forma information included in Note 3 — Acquisitions to the notes to our consolidated financial statements.

All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

	For the Year Ended December 31,			2014 over 2013 Increase (Decrease) Percentage	2013 over 2012 Increase (Decrease) Percentage
	2014	2013	2012
Key operating metrics:
Average FTE
— Consulting	1,565	1,523	1,506	2.8	1.1
— Technology, Data & Process	939	451	361	108.2	24.9
— Non-billable	581	534	539	8.8	(0.9)
Period end FTE
— Consulting	1,573	1,516	1,560	3.8	(2.8)
— Technology, Data & Process	1,201	524	400	129.2	31.0
— Non-billable	608	534	546	13.9	(2.2)
Average bill rate	$282	$277	$280	1.8	(1.1)
Utilization	75%	75%	75%	—	—

Results for the year ended December 31, 2014 compared to the year ended December 31, 2013

Overview.    During the years ended December 31, 2014 and 2013, we reported a $36.9 million net loss from continuing operations and $55.1 million in net income from continuing operations, respectively. The main drivers in the year over year variance were:

•

A non-cash goodwill impairment recorded in the second quarter of 2014 in other operating costs (benefit) of $122.0 million relating to our Disputes, Investigations & Economics segment. For further discussion regarding the impairment, see our segment discussion below and Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

•	Acquired Cymetrix which drove a significant amount of revenues before reimbursements (RBR) within the Healthcare segment in 2014.

•

RBR increased 4.4% for the period as increases within our Healthcare, Energy and Disputes, Investigations & Economics segments were partially offset by lower RBR from our Financial, Risk & Compliance segment (see segment results below for further detail).

•

Cost of services before reimbursable expenses increased 6.4% primarily due to the Cymetrix acquisition and higher wages mainly due to client-service FTE hires within our Healthcare and Energy segments. In addition, training and recruiting costs were higher in 2014, partially offset by lower incentive and performance-based compensation expense and lower share-based compensation expense.

•

General and administrative expenses increased 7.1% due to higher bad debt expense and wages. The higher wages in 2014 were due to an increase in average non-billable FTE. These increases in the year were partially offset by lower incentive and share-based compensation expense.

•

Income tax benefit of $1.4 million in 2014 compared to $43.9 million income tax expense in 2013 due to a partial tax benefit from goodwill impairment and higher earnings in lower tax rate jurisdictions.

Revenues before Reimbursements.    For the year ended December 31, 2014, RBR increased 4.4% compared to 2013. On an organic basis, RBR decreased 2.0% for the year ended December 31, 2014 compared to 2013. For further discussion of RBR, see segment results below.

RBR included $2.2 million of performance-based fees for the year ended December 31, 2014, compared to $7.2 million in 2013. The decrease was primarily associated with our Healthcare and Financial, Risk & Compliance segments partially offset by an increase within our Disputes, Investigations & Economics segment.

Utilization levels were flat at 75% for the year ended December 31, 2014 compared to 2013 and Average bill rate increased 1.8% to $282 during the same periods. Average FTE — Consulting increased 2.8% for the year ended December 31, 2014 compared to 2013 mainly due to hiring within the Financial, Risk & Compliance and Energy segments offset by planned and unplanned attrition within the Disputes, Investigations & Economics segment. Average FTE — Technology, Data & Process increased 108.2% for the year ended December 31, 2014 compared to 2013 mainly due to the acquisition of Cymetrix, which added 381 (due to partial period employment over the 12 month period) average FTE.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 6.4% for the year ended December 31, 2014 compared to 2013. The increase was mainly due to the acquisition of Cymetrix, an increase in wages and benefits relating to client-service FTE hires within the Healthcare and Energy segments, higher recruiting related costs and increased training costs. These increases were partially offset by lower compensation costs associated with the Financial, Risk & Compliance segment, lower performance-based and retention-based incentive compensation expense and lower share-based compensation expense (see Note 9 — Share-Based Compensation Expense to the notes to our consolidated financial statements). Severance expense relating to client-service FTE for the year ended December 31, 2014 and 2013 was $4.2 million and $4.1 million, respectively.

General and Administrative Expenses.    General and administrative expenses increased 7.1% for the year ended December 31, 2014 compared to 2013. The increase was mainly a result of incremental general and administrative costs attributable to our acquisition of Cymetrix and higher bad debt expense. Bad debt expense for the year ended December 31, 2014 and 2013 was $5.0 million and $0.1 million, respectively, mainly due to stronger collections in 2013 and collection of amounts previously reserved in 2012. In addition, we had higher acquisition-related costs which were $2.1 million and $0.6 million for the year ended December 31, 2014 and 2013, respectively; and higher wages, recruiting costs and audit expenses. These increases were partially offset by a decrease in facilities expense mainly due to an operating cost abatement in 2014, lower meeting expense, lower legal expense and lower incentive compensation expense. The year ended December 31, 2013 also benefited from a large collection of previously reserved accounts receivable balances. Average non-billable FTE related to general and administrative expenses for the year ended December 31, 2014 compared to 2013 was 527 and 479, respectively. General and administrative expenses were 17.7% and 17.3% of RBR for the year ended December 31, 2014 and 2013, respectively.

Depreciation Expense.    The increase in depreciation expense of 21.0% for the year ended December 31, 2014 compared to 2013 was primarily due to increased technology infrastructure spending and recent acquisitions.

Amortization Expense.    Amortization expense decreased 12.7% for the year ended December 31, 2014 compared to 2013. The decrease was due to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term partially offset by additional amortization relating to the recent acquisitions. We expect that the impact of recent acquisitions will increase amortization expense in the future.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment, net.    During the year ended December 31, 2014 and 2013, we recorded benefits of $5.0 million and $5.4 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 17 — Fair Value to the notes to our consolidated financial statements).

Office consolidation, net.    During the year ended December 31, 2014, we recorded a cost of $0.7 million related to rent expense for our new office space located in New York, New York which we took possession of on October 1, 2014. For a period of time we will have duplicate rent as we continue to occupy the existing offices which are to be consolidated into the new space upon completion of the build-out. During the year ended December 31, 2013, we recorded a $0.5 million of additional depreciation expense relating to the consolidation of two office spaces and a benefit of $0.2 million for earlier-than-anticipated sublease income related to one previously vacated office space in 2013.

Gain on disposition of assets.    During the year ended December 31, 2014, we recorded a $0.5 million gain relating to the October 1, 2014 sale of certain software within our Healthcare segment (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further information on our dispositions).

During the year ended December 31, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of the economics business within our Disputes, Investigations & Economics segment.

Goodwill impairment.    During the year ended December 31, 2014, we performed our annual goodwill impairment test. Based upon the results of the two-step test, a pretax goodwill impairment of $122.0 million was recorded (see Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements).

Other impairment.    During the year ended December 31, 2014, we recorded a $1.3 million impairment on software that is no longer being utilized by our consultants for client engagements.

Interest Expense.    Interest expense increased 33.5% or $1.5 million for the year ended December 31, 2014 compared to 2013. The increase was mainly due to the incremental imputed interest relating to the contingent acquisition liability for Cymetrix recorded at net present value.

Income Tax (Benefit) Expense.    Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various permanent book to tax differences. It is also affected by discrete items which may not be consistent from year to year.

Our effective income tax rate for the year ended December 31, 2014 is not comparable to the prior period due to the impact of a goodwill impairment of approximately $122.0 million related to both tax deductible and non-tax deductible components of goodwill. The impairment reduced income tax expense for the year ended December 31, 2014 by approximately $35.1 million.

The effective tax rate excluding the goodwill impairment charge from continuing operations for the year ended December 31, 2014 and 2013 would have been 40.3% and 44.3%, respectively. The decrease in rates between periods is attributable to improved earnings in certain foreign jurisdictions, including the reversal of foreign deferred income tax valuation allowances, which reduced tax expense by approximately $0.6 million.

Income (Loss) from Discontinued Operations, net of tax.    Income from discontinued operations, net of tax was $0.5 million for the year ended December 31, 2014 compared to a loss of $2.9 million for 2013. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the year ended December 31, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further details on our discontinued operations).

Results for the year ended December 31, 2013 compared to the year ended December 31, 2012

Overview.    During the years ended December 31, 2013 and 2012, we reported $55.1 million and $44.2 million in net income from continuing operations, respectively. The main drivers in the year-over-year variance were:

•

RBR increased 1.7% for the period as increases within our Healthcare, Energy and Financial, Risk & Compliance segments were partially offset by lower RBR from our Disputes, Investigations & Economics segment (see segment results below for further details).

•

Cost of services before reimbursable expenses increased 2.4% primarily due to higher wages mainly as a result of higher client-service FTE levels and higher information technology related costs partially offset by lower overall retention-based incentive compensation expense and lower training costs.

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

Revenues before Reimbursements.    For the year ended December 31, 2013, RBR increased 1.7% compared to 2012. On an organic basis, RBR decreased 3.1% for the year ended December 31, 2013 compared to 2012. For further discussion on RBR see segment results below.

RBR included performance-based fees of $7.2 million and $10.7 million for the year ended December 31, 2013 and 2012, respectively. The year-over-year decrease was primarily associated with our Healthcare segment.

Utilization levels for the year ended December 31, 2013 were flat at 75% compared to 2012. Average bill rate decreased 1.1% to $277. Average FTE — Consulting for the year ended December 31, 2013 increased 1.1% compared to 2012 reflecting an increase within the Healthcare segment, partially a result of the Easton acquisition, offset by a decrease in our Disputes, Investigations & Economics FTE, which was mainly a result of the disposition of a portion of the economics business. Average FTE — Technology, Data & Process increased 24.9% to support technology-related engagements including: technology solutions and financial services engagements within our Disputes, Investigations & Economics segment and technology solutions engagements and revenue cycle management engagements within our Healthcare segment. In addition, our acquisition of Pike Research in July 2012 added additional FTE. These additions were offset by a decrease in claims and billing related FTE levels within our Disputes, Investigations & Economics segment due to a decrease in demand.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 2.4% for the year ended December 31, 2013 compared to 2012. The increase in cost of services was mainly due to higher wages associated with the increase in FTE levels, annual wage increases and higher severance partially offset by lower compensation as a result of the sale of a portion of the economics business and lower retention-based incentive compensation. Higher information technology expenses as a result of the increase in Technology, Data & Process engagements also contributed to the increase. These were partially offset by lower training expenses and benefit expenses attributable to lower medical claims. Severance expense relating to client-service FTE for the year ended December 31, 2013 and 2012 was $4.1 million and $3.1 million, respectively.

General and Administrative Expenses.    General and administrative expenses decreased 10.0% for the year ended December 31, 2013 compared to 2012. The decrease was driven by significantly lower bad debt expense, lower facilities expense, lower technology expense and lower training costs due to a reduction in programs in 2013. Bad debt expense was $0.1 million and $6.4 million for the year ended December 31, 2013 and 2012 respectively. These decreases were partially offset by higher performance-based incentive compensation and share-based compensation expense due to new hires and 2012 grants. General and administrative expenses were 17.3% and 19.6% of RBR for the year ended December 31, 2013 and 2012, respectively. Cost management and lower bad debt expense contributed to the year-over-year improvement.

Depreciation Expense.    The increase in depreciation expense of 8.0% for the year ended December 31, 2013 compared to 2012 was primarily due to increased technology infrastructure spending.

Amortization Expense.    Amortization expense increased 0.9% for the year ended December 31, 2013 compared to 2012. The increase was due mainly to amortization relating to recent acquisitions partially offset by reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment.    During the year ended December 31, 2013, we recorded a benefit of $5.4 million and an expense of $1.1 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities.

Office consolidation, net.    During the year ended December 31, 2013, we recorded a $0.5 million of additional depreciation expense relating to the consolidation of two office spaces and a benefit of $0.2 million for earlier-than-anticipated sublease income related to one previously vacated office space in 2013.

During the year ended December 31, 2012, we recorded a $0.6 million liability related to a New York office lease acquired with our AFE acquisition which was abandoned as acquired employees assumed space at our existing New York office.

Gain on disposition of assets.    During the year ended December 31, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of the economics business within our Disputes, Investigations & Economics segment (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements).

Interest Expense.    Interest expense decreased 18.7% for the year ended December 31, 2013 compared to 2012. This decrease was due to lower average borrowings during the year ended December 31, 2013 compared to 2012. In addition, our average borrowing rate was lower for the year ended December 31, 2013 compared to 2012. Our average borrowing rates under our credit facility, including the impact of our interest rate derivatives (see Note 12 — Derivatives and Hedging Activity to the notes to our consolidated financial statements), were 2.5% and 2.7% for year ended December 31, 2013 and 2012 respectively. See Note 13 — Bank Debt to the notes to our consolidated financial statements for further information on borrowings under our credit facility.

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

Income (Loss) from Discontinued Operations, net of tax.    During 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, we recorded a loss of $3.7 million in discontinued operations. We did not realize any tax benefit from the loss generated on the sale. Refer to Note 4 — Dispositions and Discontinued Operations to the notes to our audited consolidated financial statements for further details on our discontinued operations.

Income (loss) from discontinued operations, net of tax for the year ended December 31, 2013 excluding the loss on sale discussed above, was income of $0.8 million compared to income of $1.9 million in 2012. The decrease was mainly a result of the departure of similar consulting professionals and a decrease in general demand for financial advisory services within the international retail banking sector.

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

Disputes, Investigations & Economics
	For the Year Ended December 31,			2014 over 2013 Increase (Decrease) Percentage	2013 over 2012 Increase (Decrease) Percentage
	2014	2013	2012
Revenues before reimbursements (in 000s)	$309,570	$301,545	$340,036	2.7	(11.3)
Total revenues (in 000s)	$333,273	$326,130	$364,426	2.2	(10.5)
Segment operating profit (in 000s)	$104,466	$99,828	$123,288	4.6	(19.0)

Key segment operating metrics:
Segment operating profit margin	33.7%	33.1%	36.3%	1.8	(8.8)
Average FTE — Consulting	519	548	611	(5.3)	(10.3)
Average FTE — Technology, Data & Process	199	192	181	3.6	6.1
Average utilization rates based on 1,850 hours	71%	71%	74%	—	(4.1)
Average bill rate	$368	$351	$343	4.8	2.3

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

RBR for this segment increased 2.7% for the year ended December 31, 2014 compared to 2013. The increase in RBR was mainly a result of higher demand for financial services dispute engagements, international arbitration, data breach and tax controversy engagements, increased activity in global construction, technology and new business from a third quarter 2013 acquisition in healthcare disputes (see Note 3 — Acquisitions to the notes to our consolidated financial statements), partially offset by a decline in economics and the completion of certain large dispute engagements. On an organic basis, RBR increased 0.3% for the year ended December 31, 2014 compared to 2013. In addition, 2014 benefited from a performance-based fee of $1.9 million in our global construction business compared to $0.2 million in 2013. Average FTE — Consulting decreased 5.3% for the year ended December 31, 2014 compared to 2013, due to planned and unplanned attrition, and average FTE — Technology, Data & Process increased 3.6%. Average bill rate increased 4.8% to $368 for the year ended December 31, 2014 compared to 2013 reflecting improved bill rates in the segment. Utilization was relatively flat for the same period. For the year ended December 31, 2014, segment operating profit increased $4.6 million and segment operating profit margin improved slightly due to the increase in RBR.

RBR decreased 11.3% for the year ended December 31, 2013 compared to 2012. The decrease in RBR was partially driven by the January 2013 sale of a portion of the economics business within the segment (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further information on the sale). In addition, lower demand for our general litigation and forensic accounting services and a general decline in our international businesses within this segment contributed to the decrease in RBR. The decrease was partially offset by new business from our December 2012 acquisition of AFE and increased activity in healthcare disputes partially driven by a third quarter 2013 acquisition (see Note 3 — Acquisitions to the notes to our consolidated financial statements). On an organic basis, RBR decreased 17.1% for the year ended December 31, 2013 compared to 2012. Average FTE — Consulting decreased 10.3% for the year ended December 31, 2013 compared to 2012, mainly due to planned and unplanned attrition. For the same period average FTE —Technology, Data & Process increased 6.1% due to the increased staffing associated with technology-related services. Average bill rate increased 2.3% to $351 and utilization decreased 4.1% for the year ended December 31, 2013 compared to 2012. For the year ended December 31, 2013, segment operating profit decreased $23.5 million and segment operating profit margins decreased 3.2 percentage points compared to 2012. Margins for the year ended December 31, 2013 compared to 2012 were impacted in part by the decreased utilization across the segment. In addition, slightly higher severance costs which were $2.4 million and $1.9 million for the year ended December 31, 2013 and 2012, respectively, contributed to the lower margin. Our Technology, Data & Process business also had lower margins due to lower contract rates for certain high volume customers, higher wages and incremental data storage costs. In addition, we have incurred certain costs relating to projects for which revenues may be recorded in future periods as contingencies are resolved.

Financial, Risk & Compliance
	For the Year Ended December 31,			2014 over 2013 Increase (Decrease) Percentage	2013 over 2012 Increase (Decrease) Percentage
	2014	2013	2012
Revenues before reimbursements (in 000s)	$135,498	$155,656	$141,421	(13.0)	10.1
Total revenues (in 000s)	$162,637	$190,116	$177,722	(14.5)	7.0
Segment operating profit (in 000s)	$58,929	$62,487	$55,926	(5.7)	11.7

Key segment operating metrics:
Segment operating profit margin	43.5%	40.1%	39.5%	8.5	1.5
Average FTE — Consulting	273	226	212	20.8	6.6
Average utilization rates based on 1,850 hours	80%	82%	71%	(2.4)	15.5
Average bill rate	$275	$271	$292	1.5	(7.2)

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

RBR for this segment decreased 13.0% for the year ended December 31, 2014 compared to 2013. RBR decreased due to lower RBR from mortgage servicing review engagements and restructuring-related services partially offset by new compliance work. Demand for new compliance work was driven by major financial institutions, of which one client contributed a significant portion of the RBR of the segment. There were no performance-based fees for the year ended December 31, 2014 compared to $4.6 million in 2013 due mainly from the decrease in restructuring-related services mentioned above. Average FTE — Consulting increased 20.8% for the year ended December 31, 2014 compared to 2013 due to on-going demand for anti-money laundering and compliance work which drove the conversion of certain project employees to FTE status in 2014 partially offset by fewer restructuring-related professionals. Average bill rate increased 1.5% to $275 for the year ended December 31, 2014 compared to 2013. Utilization decreased 2.4% for the year ended December 31, 2014 compared to 2013. Segment operating profit decreased $3.6 million and segment operating profit margins increased 3.4 percentage points mainly as a result of improved project mix partly due to the reduction in restructuring related services with relatively lower leverage and margin projects.

RBR for this segment increased 10.1% for the year ended December 31, 2013 compared to 2012. RBR reflected increased activity in regulatory compliance, including a large anti-money laundering engagement and financial services engagements partially offset by lower RBR for restructuring-related services and mortgage servicing review engagements. The United Kingdom financial services advisory business was sold on July 8, 2013 (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements), and as such, the results of this disposed business are presented as discontinued operations. This segment had $4.6 million of performance-based fees for the year ended December 31, 2013 compared to $5.9 million for 2012. Average FTE — Consulting increased 6.6% for the year ended December 31, 2013 compared to 2012 due to increased demand for the financial services engagements and the conversion of certain project employees to FTE status. Average bill rate decreased 7.2% to $271 and utilization increased 15.5% for the year ended December 31, 2013 compared to 2012, which reflected the impact of a recent increase in regulatory compliance activity, including a large anti-money laundering engagement, and activity relating to financial services engagements offset by lower restructuring-related advisory services. Segment operating profit increased $6.6 million and segment operating profit margins increased 0.6 percentage points mainly reflecting the increase in utilization and lower performance-based incentive compensation expense offset by an increase in commissions expense.

Healthcare
	For the Year Ended December 31,			2014 over 2013 Increase (Decrease) Percentage	2013 over 2012 Increase (Decrease) Percentage
	2014	2013	2012
Revenues before reimbursements (in 000s)	$223,817	$182,783	$151,065	22.4	21.0
Total revenues (in 000s)	$248,095	$205,215	$170,150	20.9	20.6
Segment operating profit (in 000s)	$65,104	$67,696	$50,959	(3.8)	32.8

Key segment operating metrics:
Segment operating profit margin	29.1%	37.0%	33.7%	(21.4)	9.8
Average FTE — Consulting	443	435	376	1.8	15.7
Average FTE — Technology, Data & Process	688	212	155	224.5	36.8
Average utilization rates based on 1,850 hours	75%	76%	79%	(1.3)	(3.8)
Average bill rate	$258	$257	$247	0.4	4.0

The Healthcare segment provides strategic, operational, performance improvement and business process management services which includes solutions to clients across the healthcare landscape including revenue cycle management, health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, and the required implementation of a new medical coding system.

RBR for this segment increased 22.4% for the year ended December 31, 2014 compared to 2013. RBR for the current period reflected the May acquisition of Cymetrix (see Note 3 — Acquisitions to the notes to our consolidated financial statements). On an organic basis, RBR was flat for the year ended December 31, 2014 compared to 2013. In addition, RBR benefited from an increase in physician revenue cycle and life sciences business which was partially offset by lower RBR within the performance improvement area due to competitive challenges as well as the delay in anticipated project work relating to the implementation of ICD10 (regulatory codification update). Performance-based fees were $0.3 million and $2.4 million for the year ended December 31, 2014 and 2013, respectively. Average FTE — Consulting increased 1.8% for the year ended December 31, 2014 compared to 2013, while utilization decreased 1.3% for the same period, due in part to delayed start up of certain projects and acquisition integration for Cymetrix. Average FTE — Technology, Data & Process increased 224.5% for the year ended December 31, 2014 compared to 2013 due to the acquisition of Cymetrix which added 381 Average FTE (reflecting partial period employment over the 12 month period) as well as hires relating to our physician revenue cycle management group. For the year ended December 31, 2014, segment operating profit decreased $2.6 million and segment operating profit margin decreased 7.9 percentage points compared to 2013 due to mix of engagements and increased costs relating to acquisitions, training, strategic investments and segment meetings. In addition, severance expense for the year ended December 31, 2014 and 2013 was $1.6 million and $0.3 million, respectively, resulting in further decline of segment operating profit margin.

RBR increased 21.0% for the year ended December 31, 2013 compared to 2012. In 2013, demand was strong for our service offerings in helping clients address ongoing changes in the U.S. healthcare landscape. Higher demand for revenue cycle management services contributed to the increase. In addition, the life sciences team performed well with the 2012 acquisition of Easton. Utilization decreased 3.8% for the year ended December 31, 2013 compared to 2012 due to changes in project mix and new hiring. Average FTE — Consulting increased 15.7% for the year ended December 31, 2013 compared to 2012 due to new hires and acquisitions. Average bill rate increased 4.0% to $257 for the same period due to rate increases and change in project mix. On an organic basis, RBR increased 13.6% for the year ended December 31, 2013 compared to 2012. For the year ended December 31, 2013, segment operating profit increased $16.7 million, and segment operating profit margin increased 3.3 percentage points compared to 2012 due to high RBR growth and cost benefits of scaling the business.

Energy
	For the Year Ended December 31,			2014 over 2013 Increase (Decrease) Percentage	2013 over 2012 Increase (Decrease) Percentage
	2014	2013	2012
Revenues before reimbursements (in 000s)	$97,667	$94,449	$89,668	3.4	5.3
Total revenues (in 000s)	$115,612	$114,124	$105,899	1.3	7.8
Segment operating profit (in 000s)	$30,507	$31,280	$31,721	(2.5)	(1.4)

Key segment operating metrics:
Segment operating profit margin	31.2%	33.1%	35.4%	(5.7)	(6.5)
Average FTE — Consulting	330	314	307	5.1	2.3
Average FTE — Technology, Data & Process	52	47	25	10.6	88.0
Average utilization rates based on 1,850 hours	74%	75%	77%	(1.3)	(2.6)
Average bill rate	$191	$190	$190	0.5	—

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

RBR for this segment increased 3.4%, on an organic basis, for the year ended December 31, 2014 compared to 2013. The increase was due to governmental policy engagements, oil and gas related engagements and custom research reports. In 2014 federal government engagements accounted for approximately one-third of this segment’s RBR. These increases were partially offset by a decrease relating to fewer engagements in market analysis and pricing services. Utilization decreased 1.3% for the year ended December 31, 2014 compared to 2013. Average FTE — Consulting increased 5.1% relating to hires within energy efficiency, business strategy and oil and gas offset by attrition within the market analysis and pricing business. Average FTE — Technology, Data & Process increased 10.6% for the year ended December 31, 2014 compared to 2013 as demand for the segment’s benchmarking and research services strengthened. For the year ended December 31, 2014 compared to 2013, segment operating profit and segment operating profit margin decreased $0.8 million and 1.9 percentage points, respectively, due to costs associated with strategic hires and the delay of renewing certain engagements. Severance expense for the year ended December 31, 2014 and 2013 was $1.0 million and $1.3 million, respectively.

RBR for this segment increased 5.3% for the year ended December 31, 2013 compared to 2012. The increase was partially driven by our acquisition of Pike Research in July 2012. Additionally, RBR increased due to demand for energy efficiency and smart meter related engagements. These increases were partially offset by the negative impact resulting from a report issued by the Moreland Commission in New York State in late June 2013. On November 27, 2013, we reported that the United States Attorney’s Office closed its investigation into the issues raised by the Moreland Commission Report with no indication of wrongdoing by us or any of our employees. Utilization decreased 2.6% for the year ended December 31, 2013 compared to 2012. Average FTE — Consulting increased 2.3% for the year ended December 31, 2013 compared to 2012 mainly due to new hires to support the increase in energy efficiency demand we experienced while average FTE — Technology, Data & Process increased mainly due to the acquisition of Pike Research. On an organic basis, RBR increased 3.4% for the year ended December 31, 2013 compared to 2012. For the year ended December 31, 2013, segment operating profit decreased $0.4 million, and segment operating profit margin decreased 2.3 percentage points compared to 2012. Margins decreased due to additional investments we made in the energy market research area, decrease in utilization as a result of the Moreland Commission Report mentioned above, and severance expenses which were $1.3 million for the year ended December 31, 2013 compared to nominal severance expenses for 2012.

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information. The unaudited quarterly financial information was prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with our consolidated financial statements and related notes thereto. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter. Discontinued operations have been reclassified to income (loss) from discontinued operations, net of tax for all periods (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements).

The amounts in the following table are in thousands, except for per share data:

	Dec. 31, 2014	Sep. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	June 30, 2013	Mar. 31, 2013
Revenues before reimbursements	$199,458	$205,534	$186,504	$175,056	$177,789	$186,444	$187,066	$183,134
Reimbursements	24,175	24,605	21,593	22,692	27,035	25,163	22,589	26,365

Total revenues	223,633	230,139	208,097	197,748	204,824	211,607	209,655	209,499
Cost of services before reimbursable expenses	136,378	135,859	126,792	120,128	120,390	122,165	122,360	123,052
Reimbursable expenses	24,175	24,605	21,593	22,692	27,035	25,163	22,589	26,365

Total costs of services	160,553	160,464	148,385	142,820	147,425	147,328	144,949	149,417
General and administrative expenses	34,651	34,067	34,237	33,102	28,043	33,914	32,556	32,566
Depreciation expense	5,202	5,116	4,953	4,309	4,228	4,122	4,100	3,730
Amortization expense	1,291	1,673	1,633	1,362	1,600	1,815	1,713	1,698
Other operating costs (benefit):
Contingent acquisition liability adjustment, net	(554)	(834)	(2,444)	(1,160)	(3,399)	(2,000)	—	—
Office consolidation, net	725	—	—	—	—	(150)	290	208
Gain on disposition of assets	(541)	—	—	—	—	—	—	(1,715)
Goodwill impairment	—	—	122,045	—	—	—	—	—
Other impairment	1,139	—	204	—	—	—	—	—

Operating income (loss)	21,167	29,653	(100,916)	17,315	26,927	26,578	26,047	23,595
Interest expense	1,741	1,942	1,397	838	942	1,094	1,172	1,225
Interest income	(58)	(56)	(71)	(89)	(92)	(96)	(112)	(163)
Other (income) expense, net	(378)	(57)	186	82	218	99	6	(148)

Income (loss) from continuing operations before income tax (benefit) expense	19,862	27,824	(102,428)	16,484	25,859	25,481	24,981	22,681
Income tax (benefit) expense	7,541	11,563	(26,569)	6,114	11,640	11,952	10,732	9,566

Net income (loss) from continuing operations	12,321	16,261	(75,859)	10,370	14,219	13,529	14,249	13,115
Income (loss) from discontinued operations, net of tax	—	—	—	509	—	(3,303)	(299)	683

Net income (loss)	$12,321	$16,261	$(75,859)	$10,879	$14,219	$10,226	$13,950	$13,798

Basic per share data
Net income (loss) from continuing operations	$0.25	$0.33	$(1.55)	$0.21	$0.29	$0.27	$0.28	$0.26
Income (loss) from discontinued operations, net of tax	—	—	—	0.01	—	(0.07)	(0.01)	0.01
Net income (loss)(1)	0.25	0.33	(1.55)	0.22	0.29	0.21	0.28	0.27
Shares used in computing per basic share data	48,393	48,736	48,971	48,906	49,174	49,573	50,041	50,295
Diluted per share data
Net income (loss) from continuing operations	$0.25	$0.33	$(1.55)	$0.21	$0.28	$0.27	$0.28	$0.26
Income (loss) from discontinued operations, net of tax	—	—	—	0.01	—	(0.07)	(0.01)	0.01
Net income (loss)	0.25	0.33	(1.55)	0.22	0.28	0.20	0.27	0.27
Shares used in computing per diluted share data	49,542	49,827	48,971	50,477	50,603	50,762	51,022	51,360

(1)	Basic net income per share for the quarters ended June 30, 2013 and September 30, 2013 do not sum due to rounding.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, timing of acquisitions, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, including the ability of clients to terminate engagements without penalty, attaining certain contractual outcomes, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by other operating costs. In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the year ended December 31:

	2014	2013	2012
Net cash provided by operating activities	$90,097	$119,769	$75,962
Net cash used in investing activities	$(116,203)	$(10,384)	$(54,621)
Net cash (used in) provided by financing activities	$26,882	$(108,437)	$(23,386)

Generally, our net cash provided by operating activities is used to fund our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ cash requirements are generally lower. During the year ended December 31, 2014, we continued our share repurchase program initiated in the fourth quarter of 2011, and received proceeds of $2.3 million, net of selling costs related to two dispositions (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements). Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenue. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 69 days at December 31, 2014, compared to 65 days at December 31, 2013. DSO is reported on a historical basis and is inclusive of discontinued operations.

Operating Activities

Net cash provided by operating activities was $90.1 million for the year ended December 31, 2014 compared to $119.8 million and $76.0 million in 2013 and 2012, respectively. The decrease in cash provided by operating activities for 2014 compared to 2013 was primarily due to lower accounts receivable collections in 2014 due in part to a large performance-based fee recognized at the end of December 2014 as well as increased accounts receivable relating to Cymetrix work. As noted above, DSO at December 31, 2014 was slightly higher than the prior year. The increase in net cash provided by operating activities for 2013 compared to 2012 was primarily due to lower incentive bonus payments for the 2012 performance year paid in 2013 compared to the incentive bonus payments for the 2011 performance year paid in 2012, higher net income, increased accounts receivable collections and a decrease in cash used for incentive loans.

Investing Activities

Net cash used in investing activities was $116.2 million for the year ended December 31, 2014 compared to $10.4 million and $54.6 million in 2013 and 2012, respectively. Cash used in investing activities was higher in 2014 compared to 2013 due in part to an increase in acquisitions (see Note 3 — Acquisitions to the notes to our consolidated financial statements) in 2014 and higher capital expenditures associated with office facilities and technology infrastructure primarily associated with the growth of our technology, data and process business. Cash used in investing activities was lower in 2013 compared to 2012 due in part to proceeds of $17.0 million from two dispositions in 2013 (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements). In addition, lower capital expenditures primarily associated with reduced technology infrastructure spending, lower investments in office facilities and lower acquisition spending during 2013 compared to 2012 contributed to the decrease in cash used in investing activities.

Financing Activities

Net cash provided by financing activities was $26.9 million for the year ended December 31, 2014 compared to net cash used in financing activities of $108.4 million and $23.4 million in 2013 and 2012, respectively. The cash provided by financing activities was primarily due to borrowings related to our higher payments for 2014 acquisitions and property and equipment compared to 2013. The increase in cash used in financing activities was primarily due to higher debt repayments, net of borrowings, as a result of higher cash provided by operations and lower investing activity in 2013 compared to 2012. In addition, during the year ended December 31, 2014, we purchased 1,653,315 shares of our common stock in the open market for $27.3 million compared to 2,059,220 shares for $28.3 million and 1,601,906 shares of our common stock for $18.9 million during the year ended December 31, 2013 and 2012, respectively.

Debt, Commitments and Capital

For further information regarding our debt, see Note 13 — Bank Debt to the notes to our consolidated financial statements.

At December 31, 2014, we had total contractual obligations of $268.2 million. The following table shows the components of our significant commitments at December 31, 2014 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2015	2016 to 2017	2018 to 2019	Thereafter
Deferred acquisition liabilities(a)	$27,962	$26,202	$1,760	$—	$—
Purchase agreements(b)	2,356	2,356	—	—	—
Revolving credit facility(c)(d)	109,790	—	—	109,790	—
Lease commitments(e)	128,120	23,064	39,419	27,979	37,658

Total contractual obligations	$268,228	$51,622	$41,179	$137,769	$37,658

a)	At December 31, 2014, we had $28.0 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $23.3 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reach their maximum target, our maximum deferred acquisition liability would have been $47.5 million at December 31, 2014.

b)	We have obligations recorded in other current liabilities and other non-current liabilities of approximately $2.4 million (reflected in the table above) primarily relating to costs associated with information technology purchases associated with our technology, data & process businesses.

c)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 13 — Bank Debt to the notes to our consolidated financial statements for further information on our credit facility.

d)	At December 31, 2014, we had $8.1 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

e)	During the year ended December 31, 2014, we entered into a new lease for office space located in New York, New York which increased our contractual obligations relating to lease commitments by $40.9 million. We are in the process of consolidating our existing offices into the new space upon completion of the build-out of the new space. For further information regarding our office consolidation see Note 14 — Other Operating Costs (Benefit) to the notes to our consolidated financial statements.

On February 11, 2014, our board of directors increased its share repurchase authorization to $100 million and extended the authorization by one year to December 31, 2015. During the year ended December 31, 2014, we repurchased 1,653,315 shares for $27.3 million. Through December 31, 2014, we have repurchased an aggregate of 5,548,741 shares for approximately $77.0 million under this program.

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

As we further develop our strategic goals, we anticipate taking certain actions which may include compensation and staffing alignment, improved practice cost management and targeted general and administrative cost reductions. Such actions may result in additional severance expense. We continue to evaluate under-performing practice areas and are considering various options to improve our overall financial results.

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

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of arrangements: time and material (including units of production), fixed-fee and milestone based.

For our time and material arrangements, revenue is recognized based on the number of hours worked by our client-service employees at the contracted bill rates or units of service delivered, which are reviewed on a periodic basis. Additionally, revenue is recognized on our units of production arrangements in a similar manner based on measures such as the number of items processed at agreed-upon rates.

With our fixed-fee arrangements, we are contracted to complete a pre-determined set of professional services for a pre-determined fee. However, the fee and engagement scope can be adjusted based on a mutual agreement between us and the client. In many cases, the recording of fixed revenue amounts requires us to make an estimate of the total amount of work to be performed, and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable or (iii) the straight-line method over the term of the arrangement.

In milestone-based arrangements, fees are tied to the completion of contractually defined outcomes. In many cases, this fee is earned in addition to an hourly or fixed-fee, but is not recognized until certain contractual milestones or outcomes are met. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standards Codification 350 (ASC 350), is an operating segment of a business or one level below if discrete financial information is available and regularly reviewed by segment management. At December 31, 2014, we had four operating segments which are also considered to be our reporting units, as follows: Disputes, Investigations & Economics, Financial, Risk & Compliance, Healthcare and Energy.

We make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, we would not be required to perform a two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

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

Share-Based Compensation

We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock and restricted stock units that we grant under our long-term incentive plans in the financial statements based on their grant date fair value. Management judgment is required in order to (i) estimate the fair value of certain share-based payments, (ii) determine the expected attribution period and (iii) assess expected future forfeitures. Additionally, certain share-based awards are granted and vest based on the achievement of certain performance goals, or share price targets which requires us to estimate the probability of whether or not the goals will be achieved.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated tax obligations. We are subject to income taxes in the United States and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The determination of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on the entity’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, a major equity method investment, or other major parts of an entity. Additionally, the revised guidance requires expanded disclosures in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. This guidance is effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2014. We do not expect this to have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09-Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates and foreign currencies. The interest rate risk is associated with borrowings under our credit facility and our investment portfolio, classified as cash equivalents. The foreign currency risk is associated with our operations in foreign countries.

At December 31, 2014, borrowings under our credit facility bear interest, in general, based on a variable rate equal to an applicable base rate (equal to the higher of a reference prime rate or one half of one percent above the federal funds rate) or LIBOR, in each case plus an applicable margin. We are exposed to interest rate risk relating to the fluctuations in LIBOR. We use interest rate swap agreements to manage our exposure to fluctuations in LIBOR.

At December 31, 2014, our interest rate derivatives effectively fixed our LIBOR base rate on $60.0 million of our debt. Based on borrowings under the credit facility at December 31, 2014 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $49.8 million of debt, and each quarter point change in market interest rates would result in approximately a $0.1 million change in annual interest expense.

At December 31, 2014, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2014, we had net assets of approximately $39.0 million with a functional currency of the United Kingdom Pound Sterling and $12.8 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At December 31, 2014, we had net liabilities denominated in the non-functional currency of approximately $5.4 million. As such, a ten percent change in the value of the local currency would result in $0.5 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2014 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (2013). In the course of its evaluation, management concluded that we maintained effective control over financial reporting at December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited Navigant Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navigant Consulting, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the financial statement schedule as listed in the accompanying index, and our report dated February 13, 2015 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/    KPMG LLP

Chicago, Illinois

February 13, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 14, 2015 (the “2015 Proxy Statement”) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be included under the headings “Stock Ownership of Directors, Executive Officers and Principal Holders” in the 2015 Proxy Statement and is incorporated herein by reference.

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to the Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 14, 2014, among Navigant Consulting, Inc., Bobcat Acquisition Corporation, Cymetrix Corporation and certain securityholders of Cymetrix Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2014). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.)

3.1	Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

3.2	Amendment to Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

3.2	By-Laws of Navigant Consulting, Inc., as amended on July 25, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2007).

3.3	Amendment to By-Laws of Navigant Consulting, Inc., effective as of December 16, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2010).

10.1†	Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Notice and Proxy Statement filed with the SEC on March 28, 2007).

10.2†	First Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2008).

10.3†	Second Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of December 18, 2009 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.4†	Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-81680) filed with the SEC on January 30, 2002).

10.5†	First Amendment of the Navigant Consulting, Inc. 2001 Supplemental Equity Incentive Plan, effective as of April 16, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.6†	Navigant Consulting, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.7†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.8†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (incorporated by reference to Exhibit A to our Definitive Notice and Proxy Statement filed with the SEC on March 27, 2006).

Exhibit No.	Description

10.9†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.10†	Second Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of December 31, 2009 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.12†	Form of Amendment No. 1 to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.13†	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.14†	Form of Non-Qualified Stock Option Award Agreement (March 2012 Grants) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.15†	Form of Performance-Based Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.16†	Form of Non-Employee Director Stock Option Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.17†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.18†	Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.19†	Form of Executive Officer Stock Option Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.20†	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.21†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Vesting) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.22†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Separation From Service) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.23†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Vesting) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

Exhibit No.	Description

10.24†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Separation From Service) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.25†	Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.26†	Form of Stock Option Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.27†	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.28†	Form of Stock Option Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.29†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

10.30†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.31†	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.32†	First Amendment to Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.33†	Second Amendment to Employment Agreement, effective as of May 11, 2012, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.34†	Letter Agreement, dated June 28, 2012, between Navigant Consulting, Inc. and William M. Goodyear Regarding Grants of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.35†	Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and Julie M. Howard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.36†	Amended and Restated Employment Agreement, effective as of October 1, 2013, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 4, 2013).

10.37†	Employment Agreement, dated as of October 23, 2012, between Navigant Consulting, Inc. and Lee A. Spirer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.38†	Employment Agreement, dated as of February 22, 2013, between Navigant Consulting, Inc. and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013).

Exhibit No.	Description

10.39	Credit Agreement, dated as of May 27, 2011, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.40	First Amendment to Credit Agreement, dated as of September 19, 2013, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 24, 2013).

10.41	Second Amendment to Credit Agreement, dated as of February 19, 2014, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

21.1	Significant Subsidiaries of Navigant Consulting, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer

Date: February 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JULIE M. HOWARD Julie M. Howard	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2015

/s/ LUCINDA M. BAIER Lucinda M. Baier	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2015

/s/ SCOTT S. HARPER Scott S. Harper	Executive Director and Controller (Principal Accounting Officer)	February 13, 2015

/s/ LLOYD H. DEAN Lloyd H. Dean	Director	February 13, 2015

/s/ CYNTHIA A. GLASSMAN Hon. Cynthia A. Glassman	Director	February 13, 2015

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 13, 2015

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 13, 2015

/s/ GOVERNOR JAMES R. THOMPSON Governor James R. Thompson	Director	February 13, 2015

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 13, 2015

/s/ RANDY H. ZWIRN Randy H. Zwirn	Director	February 13, 2015

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 13, 2015

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,648	$1,968
Accounts receivable, net	187,652	167,066
Prepaid expenses and other current assets	27,142	24,554
Deferred income tax assets	13,455	17,314

Total current assets	230,897	210,902
Non-current assets:
Property and equipment, net	60,617	44,338
Intangible assets, net	26,502	10,778
Goodwill	568,091	615,343
Other assets	17,386	22,836

Total assets	$903,493	$904,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,735	$13,415
Accrued liabilities	11,311	12,691
Accrued compensation-related costs	83,061	78,610
Income tax payable	1,763	1,137
Other current liabilities	52,526	32,009

Total current liabilities	160,396	137,862
Non-current liabilities:
Deferred income tax liabilities	76,329	86,571
Other non-current liabilities	14,387	26,016
Bank debt non-current	109,790	56,673

Total non-current liabilities	200,506	169,260

Total liabilities	360,902	307,122

Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000 shares authorized; 63,708 and 62,802 issued as of December 31, 2014 and 2013, respectively	64	63
Additional paid-in capital	611,882	598,724
Treasury stock, 15,491 and 13,770 shares as of December 31, 2014 and 2013, respectively	(275,608)	(247,106)
Retained earnings	218,337	254,735
Accumulated other comprehensive loss	(12,084)	(9,341)

Total stockholders’ equity	542,591	597,075

Total liabilities and stockholders’ equity	$903,493	$904,197

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the year ended December 31,
	2014	2013	2012
Revenues before reimbursements	$766,552	$734,433	$722,190
Reimbursements	93,065	101,152	96,007

Total revenues	859,617	835,585	818,197
Cost of services before reimbursable expenses	519,157	487,967	476,344
Reimbursable expenses	93,065	101,152	96,007

Total costs of services	612,222	589,119	572,351
General and administrative expenses	136,057	127,079	141,195
Depreciation expense	19,580	16,180	14,986
Amortization expense	5,959	6,826	6,767
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(4,992)	(5,399)	1,065
Office consolidation, net	725	348	580
Gain on disposition of assets	(541)	(1,715)	—
Goodwill impairment	122,045	—	—
Other impairment	1,343	—	—

Operating income (loss)	(32,781)	103,147	81,253
Interest expense	5,918	4,433	5,453
Interest income	(274)	(463)	(872)
Other (income) expense, net	(167)	175	(78)

Income (loss) from continuing operations before income tax (benefit) expense	(38,258)	99,002	76,750
Income tax (benefit) expense	(1,351)	43,890	32,518

Net income (loss) from continuing operations	(36,907)	55,112	44,232
Income (loss) from discontinued operations, net of tax	509	(2,919)	1,937

Net income (loss)	$(36,398)	$52,193	$46,169

Basic per share data
Net income (loss) from continuing operations	$(0.76)	$1.11	$0.87
Income (loss) from discontinued operations, net of tax	0.01	(0.06)	0.04

Net income (loss)	$(0.75)	$1.05	$0.91

Shares used in computing basic per share data	48,741	49,771	50,894
Diluted per share data
Net income (loss) from continuing operations	$(0.76)	$1.08	$0.86
Income (loss) from discontinued operations, net of tax	0.01	(0.06)	0.04

Net income (loss)	$(0.75)	$1.02	$0.90

Shares used in computing diluted per share data	48,741	50,951	51,572
Net income (loss)	$(36,398)	$52,193	$46,169
Other comprehensive income (loss), net of tax
Unrealized net gain (loss), foreign currency translation	(2,844)	(711)	4,088
Unrealized net loss on interest rate derivatives	(127)	(39)	(339)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	228	133	308

Other comprehensive income (loss), net of tax	(2,743)	(617)	4,057

Total comprehensive income (loss), net of tax	$(39,141)	$51,576	$50,226

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2011	61,232	(10,138)	$61	$567,627	$(197,602)	$(12,781)	$156,373	$513,678
Comprehensive income	—	—	—	—	—	4,057	46,169	50,226
Issuances of common stock related to business combinations	—	289	—	—	2,551	—	—	2,551
Other issuances of common stock	385	14	1	3,001	281	—	—	3,283
Tax deficits on stock options exercised and restricted stock vested	—	—	—	(99)	—	—	—	(99)
Vesting of restricted stock, net of forfeitures and tax withholdings	458	(121)	—	503	(2,306)	—	—	(1,803)
Share-based compensation expense	29	(29)	—	10,581	(554)	—	—	10,027
Additional paid-in capital recorded through compensation expense	—	—	—	750	—	—	—	750
Repurchases of common stock	—	(1,602)	—	—	(18,870)	—	—	(18,870)

Balance at December 31, 2012	62,104	(11,587)	$62	$582,363	$(216,500)	$(8,724)	$202,542	$559,743
Comprehensive income (loss)	—	—	—	—	—	(617)	52,193	51,576
Other issuances of common stock	244	5	1	3,049	94	—	—	3,144
Tax deficits on stock options exercised and restricted stock units vested	—	—	—	(438)	—	—	—	(438)
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	422	(97)	—	(261)	(1,783)	—	—	(2,044)
Share-based compensation expense	32	(32)	—	11,671	(592)	—	—	11,079
Additional paid-in capital recorded through compensation expense	—	—	—	2,340	—	—	—	2,340
Repurchases of common stock	—	(2,059)	—	—	(28,325)	—	—	(28,325)

Balance at December 31, 2013	62,802	(13,770)	63	598,724	(247,106)	(9,341)	254,735	597,075
Comprehensive loss	—	—	—	—	—	(2,743)	(36,398)	(39,141)
Other issuances of common stock	195	—	—	2,833	—	—	—	2,833
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	2,069	—	—	—	2,069
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	701	(58)	1	(3,816)	(1,045)	—	—	(4,860)
Share-based compensation expense	10	(10)	—	9,489	(173)	—	—	9,316
Additional paid-in capital recorded through compensation expense	—	—	—	2,583	—	—	—	2,583
Repurchases of common stock	—	(1,653)	—	—	(27,284)	—	—	(27,284)

Balance at December 31, 2014	63,708	(15,491)	$64	$611,882	$(275,608)	$(12,084)	$218,337	$542,591

See accompanying notes to consolidated financial statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(36,398)	$52,193	$46,169
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	19,580	16,180	14,986
Accelerated depreciation — office consolidation	—	498	—
Amortization expense	5,959	6,826	6,767
Amortization expense — client-facing software	1,218	459	—
Share-based compensation expense	9,316	11,079	10,027
Accretion of interest expense	2,351	942	630
Deferred income taxes	(18,052)	18,421	11,123
Allowance for doubtful accounts receivable	5,009	(107)	6,329
Contingent acquisition liability adjustments, net	(4,992)	(5,399)	1,065
Gain on disposition of assets	(541)	(1,715)	—
(Gain) loss on disposition of discontinued operations	(509)	3,675	—
Goodwill impairment	122,045	—	—
Other impairment	1,343	—	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(14,844)	19,604	(22,821)
Prepaid expenses and other assets	(303)	12,260	(2,668)
Accounts payable	(2,123)	(4,623)	1,754
Accrued liabilities	(1,316)	(382)	2,879
Accrued compensation-related costs	2,712	(3,470)	(10,794)
Income taxes payable	2,185	(6,386)	4,385
Other liabilities	(2,543)	(286)	6,131

Net cash provided by operating activities	90,097	119,769	75,962
Cash flows from investing activities:
Purchases of property and equipment	(23,506)	(14,217)	(20,052)
Acquisitions of businesses, net of cash acquired	(89,180)	(2,989)	(27,479)
Proceeds from dispositions, net of selling costs	2,324	16,973	—
Payments of acquisition liabilities	(4,960)	(6,866)	(4,856)
Capitalized client-facing software	(881)	(3,285)	(1,934)
Other, net	—	—	(300)

Net cash used in investing activities	(116,203)	(10,384)	(54,621)
Cash flows from financing activities:
Issuances of common stock	2,833	3,144	3,283
Repurchases of common stock	(27,284)	(28,325)	(18,870)
Payments of contingent acquisition liabilities	(464)	(3,287)	(8,580)
Repayments to banks	(323,374)	(382,045)	(347,877)
Borrowings from banks	377,839	304,499	349,729
Payments of debt issuance costs	—	(731)	—
Other, net	(2,668)	(1,692)	(1,071)

Net cash (used in) provided by financing activities	26,882	(108,437)	(23,386)

Effect of exchange rate changes on cash and cash equivalents	(96)	(32)	128

Net increase (decrease) in cash and cash equivalents	680	916	(1,917)
Cash and cash equivalents at beginning of the period	1,968	1,052	2,969

Cash and cash equivalents at end of the period	$2,648	$1,968	$1,052

Supplemental Consolidated Cash Flow Information

	For the year ended December 31,
	2014	2013	2012
Interest paid	$2,841	$2,912	$4,149
Income taxes paid, net of refunds	$12,307	$30,782	$15,935

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“we,” “us,” or “our”) is an independent specialized, global professional services firm that combines deep industry knowledge with technical expertise to enable companies to defend, protect and create value. We focus on industries and clients facing transformational change and significant regulatory and legal issues. We serve clients primarily in the healthcare, energy and financial services sectors which represent highly complex market and regulatory environments. Our professional service offerings include strategic, financial, operational, technology, risk management, compliance, investigative solutions, dispute resolution services and business process management services. We provide our services to companies, legal counsel and governmental agencies. Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy.

We do not believe that any material subsequent events occurred during this period that requires disclosure in the notes to the consolidated financial statements.

We are headquartered in Chicago, Illinois and have offices in various cities within the United States, as well as offices in the United Kingdom, Canada, China, Singapore, and United Arab Emirates and other countries outside the U.S. Our non-U.S. subsidiaries, in the aggregate, represented approximately 8%, 7% and 8% of our total revenues in 2014, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2014 and 2013 based upon the short-term nature of the assets and liabilities. In addition, the fair value of our bank debt considers counterparty credit risk and as of December 31, 2014, approximated carrying value as it bears interest at variable rates. As noted below, we maintain interest rate derivatives which are recorded at fair value (see Note 17 — Fair Value).

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment, Net

We record property and equipment at cost. We compute depreciation using the straight-line method based on the estimated useful lives of the assets, ranging from three to seven years for software, furniture, fixtures and equipment. We compute amortization of leasehold improvements over the shorter of the remaining lease term or the estimated useful life of the asset. The lease term of our leaseholds expire at various dates through 2025. During the years ended December 31, 2014, 2013 and 2012, we capitalized compensation costs related to internally developed software for internal use of $1.6 million, $0.9 million and $0.9 million, respectively. We capitalize internally developed software costs during the development stage.

Client-Facing Software

Prepaid expenses and other assets also include investments in capitalized client-facing software which is utilized to deliver services to or licensed to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standard Codification (ASC) 350, is an operating segment of a business or one level below an operating segment if discrete financial information is available and regularly reviewed by segment management. At December 31, 2014, we had four operating segments which were also considered to be our reporting units, as follows: Disputes, Investigations & Economics, Financial, Risk & Compliance, Healthcare and Energy.

Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of arrangements: time and material (including units of production), fixed-fee and milestone based.

For our time and material arrangements, revenue is recognized based on the number of hours worked by our client-service employees at the contracted bill rates or on units of service delivered, which are reviewed on a periodic basis. Additionally, revenue is recognized on our units of production arrangements in a similar manner based on measures such as the number of items processed at agreed-upon rates.

With our fixed-fee arrangements, we are contracted to complete a pre-determined set of professional services for a pre-determined fee. However, the fee and engagement scope can be adjusted based on a mutual agreement between us and the client. In many cases, the recording of fixed revenue amounts requires us to make an estimate of the total amount of work to be performed, and revenues are then recognized as efforts are expended based on (i) objectively determinable output measures, (ii) input measures if output measures are not reliable or (iii) the straight-line method over the term of the arrangement.

In milestone-based arrangements, fees are tied to the completion of contractually defined outcomes. In many cases, this fee is earned in addition to an hourly or fixed fee, but is not recognized until certain contractual milestones or outcomes are met. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized.

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

Share-Based Compensation

We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that we grant under our long-term incentive plans in our consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting requiring the achievement of a specific financial performance goal at the end of the performance period and required service period are recognized over the performance period. Each reporting period, we reassess the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or are expected to be lower than initial expectations.

Stock options grant date fair value is based on the Black-Scholes-Merton pricing model. The Black-Scholes-Merton option-pricing model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

Restricted stock and restricted stock unit fair value is based on the closing price of the underlying stock on the date of the grant.

At the time of the grant, we make an estimation of expected forfeitures based upon past experience. Compensation expense is recorded only for those awards expected to vest. Our forfeiture rate is reviewed periodically and may change from year to year.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated tax obligations. We are subject to income taxes in the United States and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during any of the years ended December 31, 2014, 2013 or 2012.

Treasury Stock

We account for treasury stock transactions at cost and for the reissuance of treasury stock using the average cost method.

Foreign Currency

The balance sheets of our foreign subsidiaries are translated into United States dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign exchange transactions are recorded in the consolidated statements of comprehensive income (loss). Such amounts were $0.2 million gain for the year ended December 31, 2014, and $0.4 million and $0.1 million losses for 2013 and 2012, respectively.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income (loss). Such instruments are recorded at fair value at each reporting date on a recurring basis. Changes in fair value as calculated are recorded in other comprehensive income (loss) (see Note 12 — Derivatives and Hedging Activity) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of comprehensive income (loss). The differentials to be received or paid under the instruments are recognized in earnings over the life of the contract as adjustments to interest expense. During the years ended December 31, 2014, 2013 and 2012, we recorded no gain or loss due to ineffectiveness and recorded $0.4 million, $0.2 million and $0.5 million, respectively, in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2014, we expect no material expense related to these instruments in the year ending December 31, 2015.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. For the years ended December 31, 2014, 2013 and 2012, we recorded $5.0 million and $5.4 million of operating benefit, and $1.1 million of operating costs, respectively, for

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these fair value adjustments. The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on Level 3 observable inputs. Further information regarding our contingent acquisition liability balances can be found in Note 17 — Fair Value.

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

Discontinued operations

The results of operations for business components meeting the criteria for discontinued operations are presented as such in our consolidated statements of comprehensive income (loss). For periods prior to the designation as discontinued operations, we reclassify the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the disposal is presented as discontinued operations when recognized. The change in presentation for discontinued operations does not have any impact on our financial condition or results of operations. We combine the cash flows and assets and liabilities attributable to discontinued operations with the respective cash flows and assets and liabilities from continuing operations to the extent that they are immaterial. On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. All significant cash flows from this business were eliminated as a result of the sale, and we have no continuing involvement in the operations of this business, and as such, the results of operations for this business have been reclassified and presented as discontinued operations for all periods presented. See Note 4 — Dispositions and Discontinued Operations for further information.

3.	ACQUISITIONS

2014 Acquisitions

On May 14, 2014, we acquired Cymetrix Corporation to expand our healthcare business. Cymetrix specializes in providing business process management services to hospital and healthcare networks. This acquisition included approximately 600 professionals and was integrated into the Technology, Data & Process group within our Healthcare segment. We paid $76.9 million, including selling costs, in cash at closing. During the third quarter 2014, we paid approximately $1.4 million for closing date working capital adjustments. The selling stockholders of Cymetrix can also earn up to an additional $25.0 million based on the business achieving certain performance targets over the period beginning November 1, 2014 and ending October 31, 2015. The additional payment is due within 90 days of the end of the performance period. The deferred contingent consideration is recorded at fair value for each reporting period (see Note 17 — Fair Value). We estimated the fair value of the deferred contingent consideration on the closing date to be $20.3 million which was recorded in

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other non-current liabilities at net present value using a risk-adjusted discount rate. During the year ended December 31, 2014, acquisition costs relating to this acquisition totaling $1.2 million were expensed as incurred and included within general and administrative expenses. We have preliminarily estimated the fair value of the assets and liabilities for Cymetrix. We are still in the process of finalizing closing date working capital adjustments and tax related balances. In addition, as we complete our review we may come across additional closing date adjustments not anticipated. These adjustments may revise our preliminary purchase price allocation. The excess of the purchase price over the aggregate fair values was recorded as goodwill as required by ASC 805 — Accounting for Business Combinations and Non-controlling Interests. Post-acquisition adjustments relating to facts and circumstances at the closing date, if any, will be recorded to goodwill when identified for a period not exceeding 12 months. The preliminary opening balance sheet for Cymetrix is as follows (in thousands):

Cash	$1,357
Accounts receivable, net	11,283
Other current assets	1,563
Property and equipment, net	11,824
Goodwill	71,335
Intangible assets	18,000

Total assets	$115,362

Total liabilities	$36,995

The beginning fair value balance of the Cymetrix intangible assets consisted of the following (amounts in thousands, except year data):

Category	Useful Life (years)	Amount
Trade name	4.0	$1,900
Customer lists and relationships	8.3	16,100

		$18,000

Also, during 2014, we acquired three small businesses, Leerink Swann Consulting (Leerink) in April 2014, HLP Consulting PTE. LTD (HLP) in June 2014 and Assay Healthcare Solutions, LLC (Assay) in August 2014 for an aggregate purchase price of $11.8 million, of which $9.3 million was paid in cash at closing. Leerink and Assay were integrated into our Healthcare segment, and HLP was integrated into our Disputes, Investigations & Economics segment.

2013 Acquisition

On July 1, 2013, we acquired the assets of The Anson Group, LLC for an aggregate purchase price of $5.0 million, of which $3.0 million was paid in cash at closing and $2.0 million will be paid in deferred cash payments in three equal installments on each of the first, second and third anniversaries of closing. During the year ended December 31, 2014, we paid $0.3 million of the contingent consideration as well as recorded $0.2 million of other operating benefit reflecting a fair value adjustment (see Note 17 — Fair Value) of the contingent consideration. During the third quarter of 2014, a payment of $0.7 million was made toward the deferred acquisition liability. Anson can also earn up to $3.0 million of additional payments based on the business achieving certain performance targets over a three-year period following the closing. The deferred contingent consideration is recorded at fair value for each reporting period (see Note 17 — Fair Value). Anson was integrated into our Disputes, Investigations & Economics segment.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 Acquisitions

On December 3, 2012, we acquired the assets of PFEC LLC (doing business as AFE Consulting) to expand our economics consulting business and was integrated into our Disputes, Investigations & Economics segment. We paid $15.0 million in cash at closing, issued $2.5 million in common stock at closing, and have settled the entire $5.0 million in deferred cash payments that were payable on the first and second anniversaries of the closing date. We estimated the fair value of common stock to be $2.2 million at the time of closing. AFE can also earn up to $10.0 million in one additional payment based on the business achieving certain performance targets over the four calendar years following the year of closing. The additional payment is due on the fourth anniversary of closing. We estimated the fair value of the contingent consideration on the date of closing to be $4.4 million. The common stock and deferred payments were recorded at fair value, and the deferred payments were recorded in other current and non-current liabilities at net present value. During the years ended December 31, 2014 and 2013, we recorded $2.6 million and $2.2 million, respectively, of other operating benefit reflecting a fair value adjustment (see Note 17 — Fair Value) to reduce the estimated contingent consideration. As part of the purchase price allocation, we recorded $3.1 million in identifiable intangible assets and $23.4 million in goodwill.

On October 2, 2012, we acquired the assets of Easton Associates, LLC to expand our life science services in our healthcare advisory business within our Healthcare segment. We paid $8.0 million in cash at closing and recorded a $4.1 million deferred liability payable in three equal installments on the first, second and third anniversary of closing. We paid $1.4 million of the deferred consideration in both the fourth quarter 2014 and 2013. As part of the purchase price allocation, we recorded $0.1 million in property and equipment, $1.9 million in identifiable intangible assets and $9.8 million in goodwill.

On August 24, 2012, we acquired the assets of Empath Consulting, Inc. to expand our healthcare advisory services within our Healthcare segment. We paid $0.7 million in cash at closing and $0.8 million was subsequently paid in the third quarter 2013. Empath can earn up to $4.5 million in additional payments based on the business achieving certain performance targets over the 46 month period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $3.2 million. The deferred payments were recorded as other current and non-current liabilities. During the years ended December 31, 2014 and 2013, we recorded $1.8 million and $0.9 million, respectively, of other operating benefit reflecting a fair value adjustment (see Note 17 — Fair Value) to reduce the estimated contingent consideration obligation. As part of the purchase price allocation, we recorded $0.7 million in other assets, $0.1 million in identifiable intangible assets and $3.9 million in goodwill.

On July 2, 2012, we acquired the assets of Pike Research, LLC to expand our energy advisory services within our Energy segment. We paid $1.9 million in cash at closing and $0.7 million was subsequently paid during the year ended December 31, 2013. Pike Research can earn up to $4.0 million of additional payments based on the business achieving certain performance targets over the three-year period after closing. We estimated the fair value of the contingent consideration on the date of purchase to be $2.5 million. The deferred payments were recorded as other current and non-current liabilities. During the years ended December 31, 2014 and 2013, we recorded $0.3 million and $2.3 million, respectively, of other operating benefit reflecting a fair value adjustment (see Note 17 — Fair Value) to reduce the estimated contingent consideration obligation. As part of the purchase price allocation, we recorded $0.4 million in current assets, $0.7 million in liabilities, $0.1 million in identifiable intangible assets and $5.3 million in goodwill.

Also, in November 2012, we acquired one small business, for a purchase price of $4.2 million, of which $2.6 million was paid in cash at closing. The acquired business was integrated into our Disputes, Investigations & Economics segment.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information

The following supplemental pro forma financial information was prepared as if the 2014 and 2013 acquisitions noted above had occurred as of January 1, 2013. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the year ended December 31,
	2014	2013
Total revenues	$884,970	$908,018
Net income (loss) from continuing operations	$(37,123)	$56,246
Basic net income (loss) from continuing operations per basic share	$(0.76)	$1.13
Shares used in computing net income (loss) per basic share	48,741	49,771
Diluted net income (loss) from continuing operations per diluted share	$(0.76)	$1.10
Shares used in computing net income (loss) per diluted share	48,741	50,951

4.	DISPOSITIONS AND DISCONTINUED OPERATIONS

On October 1, 2014, we sold a portion of our healthcare technology business within our Healthcare segment. We received $1.5 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $0.5 million gain in other operating benefit, which reflected a reduction of $0.8 million in goodwill, $0.1 million in intangible assets, and $0.2 million in other assets. The healthcare technology business remains a continuing operation and, as such, this transaction did not qualify as discontinued operations.

On July 8, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. The transaction included the transition of 45 employees to the purchaser. As part of the transaction, we received $1.4 million in cash, net of selling costs and a holdback for post-closing working capital adjustments. The sale agreement also allowed for contingent deferred proceeds of $2.5 million payable to us on the 13th month anniversary of the closing date based on the achievement of certain performance targets. The performance targets were not achieved, and there were no contingent deferred proceeds paid to us. During the first quarter of 2014, we recorded a $0.5 million gain which was included in income from discontinued operations, net of tax, related to the settlement of the holdback mentioned above.

The operating results of the United Kingdom financial services advisory business have been reported in accordance with ASC Topic 205 as “discontinued operations.” All other operations are considered “continuing operations.” Summarized operating results of the discontinued operations are presented in the following table (in thousands):

	For the year ended December 31,
	2014	2013	2012
Revenues before reimbursements	$—	$6,904	$21,193
Total revenues	$—	$9,035	$26,444
Income (loss) from discontinued operations before income tax expense	$509	$(2,680)	$2,605
Income tax expense from discontinued operations	$—	$239	$668
Income (loss) from discontinued operations, net of tax	$509	$(2,919)	$1,937

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

5.	SEGMENT INFORMATION

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

•

The Healthcare segment provides strategic, operational, performance improvement and business process management services which includes solutions to clients across the healthcare landscape including revenue cycle management, health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, and the required implementation of a new medical coding system.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the segment operations has been summarized as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Revenues before reimbursements:
Disputes, Investigations & Economics	$309,570	$301,545	$340,036
Financial, Risk & Compliance	135,498	155,656	141,421
Healthcare	223,817	182,783	151,065
Energy	97,667	94,449	89,668

Total revenues before reimbursements	$766,552	$734,433	$722,190

Total revenues:
Disputes, Investigations & Economics	$333,273	$326,130	$364,426
Financial, Risk & Compliance	162,637	190,116	177,722
Healthcare	248,095	205,215	170,150
Energy	115,612	114,124	105,899

Total revenues	$859,617	$835,585	$818,197

Segment operating profit:
Disputes, Investigations & Economics	$104,466	$99,828	$123,288
Financial, Risk & Compliance	58,929	62,487	55,926
Healthcare	65,104	67,696	50,959
Energy	30,507	31,280	31,721

Total segment operating profit	259,006	261,291	261,894

Segment reconciliation to income (loss) from continuing operations before income tax (benefit) expense:
Reconciling items:
General and administrative expenses	136,057	127,079	141,195
Depreciation expense	19,580	16,180	14,986
Amortization expense	5,959	6,826	6,767
Other operating costs (benefit), net	118,580	(6,766)	1,645
Long-term compensation expense attributable to consultants (including share-based compensation expense)	11,611	14,825	16,048

Operating income (loss)	(32,781)	103,147	81,253
Interest and other expense, net	5,477	4,145	4,503

Income (loss) from continuing operations before income tax (benefit) expense	$(38,258)	$99,002	$76,750

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	December 31,	December 31,
	2014	2013
Disputes, Investigations & Economics	$322,014	$443,417
Financial, Risk & Compliance	83,834	89,498
Healthcare	289,229	173,066
Energy	103,218	101,851
Unallocated assets	105,198	96,365

Total assets	$903,493	$904,197

Geographic data

Total revenues and assets by geographic region were as follows (shown in thousands):

	For the year ended December 31,
	2014	2013	2012
Total revenue:
United States	$788,422	$777,108	$754,925
United Kingdom	56,536	44,530	50,446
Other	14,659	13,947	12,826

Total	$859,617	$835,585	$818,197

	December 31, 2014	December 31, 2013
Total assets:
United States	$810,262	$773,331
United Kingdom	74,316	100,603
Other	18,915	30,263

Total	$903,493	$904,197

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	December 31, 2014	December 31, 2013
Goodwill	$695,561	$620,768
Less — accumulated amortization	(5,425)	(5,425)
Less — accumulated goodwill impairment	(122,045)	—

Goodwill, net	$568,091	$615,343

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes made to our goodwill balances during the year ended December 31, 2014 and 2013 were as follows (in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy	Total Company
Goodwill, net as of January 1, 2013	$357,091	$56,982	$129,231	$76,628	$619,932
Acquisitions	4,302	—	—	—	4,302
Adjustments	(156)	(6)	(40)	—	(202)
Disposition	(7,350)	(1,519)	—	—	(8,869)
Foreign currency	334	(127)	—	(27)	180

Goodwill, net as of December 31, 2013	$354,221	$55,330	$129,191	$76,601	$615,343
Acquisitions	3,100	—	76,068	—	79,168
Impairment	(122,045)	—	—	—	(122,045)
Adjustments	(154)	(35)	(12)	—	(201)
Disposition	—	—	(778)	—	(778)
Foreign currency	(3,392)	25	—	(29)	(3,396)

Goodwill, net as of December 31, 2014	$231,730	$55,320	$204,469	$76,572	$568,091

We performed our annual goodwill impairment test as of May 31, 2014 (see Note 2 — Summary of Significant Accounting Policies for further information on goodwill testing procedures). The key assumptions used in our annual impairment test included: internal projections completed during our most recent quarterly forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; company specific risk considerations; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth.

Based on our assumptions, the estimated fair value exceeded the net asset carrying value for our Healthcare, Energy and Financial, Risk & Compliance reporting units as of May 31, 2014. Accordingly, there was no indication of impairment of our goodwill for these reporting units. Our Healthcare, Energy and Financial, Risk & Compliance reporting units exceeded their net asset carrying values by 41%, 41% and 65%, respectively.

Based on our impairment test as of May 31, 2014, the estimated fair value of our Disputes, Investigations & Economics reporting unit was less than the net asset carrying value by approximately 1%. As such, we performed the second step of the goodwill impairment test on this reporting unit. The second step indicated that the current fair value of the reporting unit’s identifiable intangible assets based upon the hypothetical purchase price allocation mentioned above significantly exceeded the carrying value of those assets. As such, a pre-tax goodwill impairment of $122.0 million was recorded as a separate line item within other operating costs (benefit) within the audited consolidated statements of comprehensive income (loss). The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement. Additionally, we tested the intangible and tangible assets related to this reporting unit based on the related undiscounted future cash flows and concluded that no impairment for these assets existed.

Historically, our May 31, 2013 and 2012 impairment tests of our Disputes, Investigations & Economics segment indicated that the reporting unit exceeded its carrying value by 7% and 18%, respectively. Given the relatively lower percentage of excess of carrying value and the decreasing trend in the estimated fair value of this

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit, we indicated in previous periodic reports filed with the SEC that if the estimated fair value decreased in future periods, an impairment could result. Also, due to the relatively low excess carrying value, we have evaluated our Disputes, Investigations, & Economics each quarter since our May 31, 2013 impairment test, and each time, concluded that it was not more likely than not that the fair value of the reporting unit had fallen below the carrying value and as a result, the two step impairment test was not performed prior to the May 2014 annual impairment test.

In completing our annual impairment test at May 31, 2014, we considered historical trends as we updated projections for the business. While Disputes, Investigations & Economics revenue before reimbursements (RBR) during the three months ended June 30, 2014 was consistent with the corresponding period in 2013 and segment operating profit as a percentage of RBR (margins) was slightly improved, the results were lower than assumed in previous projections. At the same time, declines in our projections at that time indicated results were not expected to return to levels included in previous projections. As a result, as we finalized our longer term growth assumptions for our Disputes, Investigations & Economics segment (as well as our other segments), we reduced our long-term RBR growth rates and also lowered our expectations for margin improvements in the future, partly due to the anticipated change in mix of services within the segment. We also considered contingent events not included in our projections that would potentially improve RBR and margin performance, and included those factors in our impairment test. However, the impact of lower long-term RBR and margin growth combined with these other contingent improvement considerations resulted in a lower overall projection from previous projections for the segment.

We have reviewed performance expectations of our most recent financial projections for the full year 2015 and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test. In addition, we performed a sensitivity analysis based on current projections and evaluated various likelihoods of meeting the projections and the potential impact on the fair value. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be further impaired in the future. We will perform our next annual goodwill impairment test on May 31, 2015.

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

Intangible assets consisted of (in thousands):

	December 31, 2014	December 31, 2013
Intangible assets:
Customer lists and relationships	$95,616	$79,514
Non-compete agreements	22,326	22,557
Other	26,520	24,297

Intangible assets, at cost	144,462	126,368
Less: accumulated amortization	(117,960)	(115,590)

Intangible assets, net	$26,502	$10,778

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. During the year ended December 31, 2014, we acquired $18.0 million of intangible assets as part of our Cymetrix acquisition (see Note 3 — Acquisitions). At December 31, 2014, our intangible assets consisted of the following (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	6.6	$21,813
Non-compete agreements, net	3.8	1,384
Other intangible assets, net	3.1	3,305

Total intangible assets, net	6.0	$26,502

Total amortization expense was $6.0 million, $6.8 million and $6.8 million for the year ended December 31, 2014, 2013 and 2012, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future years related to intangible assets at December 31, 2014 (in thousands):

Year Ending December 31,	Amount
2015	$7,235
2016	5,647
2017	4,322
2018	3,146
2019	1,976
Thereafter	4,176

Total	$26,502

7.	NET INCOME (LOSS) PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the year ended December 31,
	2014	2013	2012
Basic shares	48,741	49,771	50,894
Employee stock options	—	117	92
Restricted stock and restricted stock units	—	949	562
Contingently issuable shares	—	114	24

Diluted shares	48,741	50,951	51,572

Antidilutive shares1	1,338	349	589

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Due to a net loss applicable to common shareholders for the year ended December 31, 2014, we excluded 1,235 in potentially dilutive securities from the computation as their effect would have been antidilutive.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2014

During the year ended December 31, 2014, we repurchased 1,653,315 shares of our common stock at a weighted average price of $16.50. During the year ended December 31, 2014, $2.6 million relating to accrued incentive compensation liabilities for the 2013 performance year was recorded as additional paid-in capital at the time of grant of the restricted stock units in 2014.

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

As of December 31, 2014, there were 3.0 million shares available for future issuance under the 2012 Plan.

We record share-based compensation expense for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions. Our long-term incentive program for our senior-level consultants currently provides for either an award of restricted stock units or deferred cash. The value of the awards granted to eligible recipients is determined based on our financial performance for the prior fiscal year. In 2014, we recorded $1.0 million in other compensation expense. The share- based expense attributable to this program has not been included in the table below as the final form of the grant has not yet been determined. These awards will have an approximate grant date fair value of $4.0 million and will have a three year cliff vesting schedule from grant date beginning in 2015.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the amounts attributable to each category (in thousands):

	For the year ended December 31,
	2014	2013	2012
Amortization of restricted stock and restricted stock unit awards	$8,283	$9,977	$8,513
Amortization of stock option awards	758	828	1,216
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	275	233	247

Total share-based compensation expense	$9,316	$11,038	$9,976

Total share-based compensation expense consisted of the following (in thousands):

	For the year ended December 31,
	2014	2013	2012
Cost of services before reimbursable expenses	$4,965	$5,854	$5,646
General and administrative expenses	4,351	5,184	4,330

Total share-based compensation expense	$9,316	$11,038	$9,976

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis.

Income tax (benefit) expense recorded in the accompanying consolidated statements of comprehensive income (loss) related to share-based compensation expense for the years ended December 31, 2014 and 2013 were an expense of $0.3 million and a benefit of $4.9 million, respectively.

At December 31, 2014, we had $11.6 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the year ended December 31, 2014, we granted an aggregate of 870,482 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $14.6 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

Restricted Stock and Restricted Stock Units Outstanding

The measurement price of our restricted stock and restricted stock units is the market price of our common stock at the date of grant of the awards.

At December 31, 2014, we had $10.8 million of total compensation costs related to our unvested restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock activity for the year ended December 31, 2014:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock outstanding at beginning of the period	217	$15.84
Vested	(211)	15.75
Forfeited	(6)	18.56

Restricted stock outstanding at end of period	—	$—

The following table summarizes information regarding restricted stock units outstanding as of December 31, 2014:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$10.00 — $14.99	1,156	12.64
$15.00 — $19.99	745	17.97

Total restricted stock units outstanding	1,901	$14.73

The median measurement price of outstanding restricted stock units at December 31, 2014 was $15.97.

The following table summarizes restricted stock unit activity for the year ended December 31, 2014:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	1,879	$11.94
Granted	777	17.90
Vested	(707)	10.83
Forfeited	(48)	14.46

Restricted stock units outstanding at end of period	1,901	$14.73

During the year ended December 31, 2014, we granted 777,509 restricted stock units. At the time of grant, the awards had a fair value of $13.9 million. Of the restricted stock units granted, 79,277 shares vest based upon the achievement of certain performance criteria or market conditions. The fair value of these awards based on an assessment of performance achievement at the time of grant was estimated to be $1.5 million.

Stock Options Outstanding

At December 31, 2014, the intrinsic value of the stock options outstanding and stock options exercisable was $2.3 million and $2.0 million, respectively, based on a market price of $15.37 per share for our common stock at December 31, 2014.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the year ended December 31, 2014:

	Number of Shares (000’s)	Weighted Average Exercise Price
Options outstanding beginning of the period	780	$12.37
Granted	93	18.45
Exercised	(29)	12.27
Forfeited	(26)	17.93

Options outstanding at end of the period	818	$12.89

Options exercisable at end of the period	595	$11.95

The following table summarizes information regarding stock options outstanding at December 31, 2014:

Range of Measurement Date Prices	Outstanding Shares (000s)	Average Measurement Date Price	Remaining Exercise Period

$0.00 — $9.99	94	$9.54	1.7
$10.00 — $14.99	631	12.57	1.8
$15.00 — $19.99	93	18.45	5.2

Total	818	$12.89	2.2

The following table summarizes information regarding stock options exercisable at December 31, 2014:

Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (years)
$0.00 — $9.99	94	$9.54	1.7
$10.00 — $14.99	501	12.40	1.3

Total	595	$11.95	1.4

The following table summarizes the information regarding stock options outstanding under each plan at December 31, 2014:

Plan Category	Outstanding Shares (000s)	Weighted Average Exercise Price	Shares Remaining Available for Future Issuances (000s)
Long-Term Incentive Plan	818	$12.89	3,024

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Grants

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	2014	2013	2012
Fair value of options granted	$7.53	$5.89	$6.14
Expected volatility	45%	55%	56%
Risk free interest rate	1.7%	0.7%	1.0%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Expected lives (years)	5.0	4.5	4.5

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms and have a low probability of forfeiture based on the recipients of the stock options.

Employee Stock Purchase Plan

On May 3, 2006, our shareholders approved a new employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During each of the years ended December 31, 2014, 2013 and 2012, we recorded $0.3 million, $0.2 million, and $0.2 million of compensation expense, respectively, related to the discount given on employee stock purchases through our employee stock purchase plan. During the years ended December 31, 2014, 2013 and 2012, we issued 166,425, 164,941 and 198,956 shares, respectively, of our common stock related to this plan.

The maximum number of shares of our common stock remaining at December 31, 2014 that can be issued under the employee stock purchase plan was 0.7 million shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are purchased by or issued to employees.

During the years ended December 31, 2014, 2013, and 2012, we received $2.8 million, $3.1 million, and $3.3 million, respectively, of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2014, 2013, and 2012, we generated tax benefits of $0.1 million, $0.1 million, and $0.2 million, respectively, related to employee stock option exercises.

10.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	December 31, 2014	December 31, 2013
Billed amounts	$135,787	$121,335
Engagements in process, net	62,712	55,650
Allowance for uncollectible accounts	(10,847)	(9,919)

Accounts receivable, net	$187,652	$167,066

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. Allowances on engagements in process were $7.0 million at the year ended December 31, 2014 and 2013. During the year ended December 31, 2014, we acquired $11.3 million in accounts receivable as part of the Cymetrix acquisition (see Note 3 — Acquisitions).

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	December 31, 2014	December 31, 2013
Notes receivable — current	$3,701	$4,906
Prepaid recruiting and retention incentives	8,633	8,001
Other prepaid expenses and other current assets	14,808	11,647

Prepaid expenses and other current assets	$27,142	$24,554

Other Assets

The components of other assets were as follows (in thousands):

	December 31, 2014	December 31, 2013
Notes receivable — non-current	$3,401	$7,155
Capitalized client-facing software	2,163	5,586
Prepaid recruiting and retention incentives — non-current	7,482	6,773
Prepaid expenses and other non-current assets	4,340	3,322

Other assets	$17,386	$22,836

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level consultants. The principal amount and accrued interest on these loans is either paid by the consultant or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our employees as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the years ended December 31, 2014 and 2013, we capitalized or acquired $2.4 million and $3.3 million, respectively, in capitalized client-facing software. In addition, during the year ended December 31, 2014, we transferred $3.1 million of developed software into property and equipment, net due to a change in scope for its use. During the year ended December 31, 2014, we recorded $1.3 million of impairment on client-facing software assets that are no longer being utilized by our client-service employees.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the year ended December 31, 2014

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2013, we granted $12.5 million and $7.3 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	December 31, 2014	December 31, 2013
Furniture, fixtures and equipment	$65,077	$62,486
Software	65,410	43,867
Leasehold improvements	33,807	32,416

Property and equipment, at cost	164,294	138,769
Less: accumulated depreciation and amortization	(103,677)	(94,431)

Property and equipment, net	$60,617	$44,338

During the year ended December 31, 2014, we invested $23.5 million in property and equipment which included $19.7 million in our technology infrastructure and software. This amount included $2.5 million, net of additions, previously or currently accrued. In addition, we added $11.8 million as part of the Cymetrix acquisition (see Note 3 — Acquisitions) and transferred $3.1 million from client-facing software included in other assets due to a change in scope for the use of the developed product. Additionally, we disposed of $10.1 million in fully depreciated assets.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred acquisition liabilities	$26,202	$5,773
Deferred revenue	16,405	19,503
Deferred rent — short term	3,006	997
Other current liabilities	6,913	5,736

Total other current liabilities	$52,526	$32,009

The deferred acquisition liabilities at December 31, 2014 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the year ended December 31, 2014, we made cash payments of $5.4 million in connection with deferred acquisition liabilities relating to prior period acquisitions. Additionally, during the year ended December 31, 2014, we reduced the fair value of certain contingent acquisition liabilities by $0.8 million, and added $20.3 million relating to the Cymetrix acquisition (see Note 3 Acquisitions and Note 17 — Fair Value). During the year ended December 31, 2014, $2.6 million relating to accrued incentive compensation liabilities for the 2013 performance year was recorded as additional paid-in capital at the time of grant of certain restricted stock units in 2014.

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred acquisition liabilities	$1,760	$8,038
Deferred rent — long term	9,015	10,642
Other non-current liabilities	3,612	7,336

Total other non-current liabilities	$14,387	$26,016

The deferred acquisition liabilities at December 31, 2014 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. As obligations become payable within the year, these cash obligations are moved to other current liabilities. During the year ended December 31, 2014, we reduced the fair value of certain non-current deferred contingent acquisition liabilities by $4.2 million and added $0.5 million relating to new acquisitions in deferred definitive acquisition liabilities (see Note 3 — Acquisitions and Note 17 — Fair Value).

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss (in thousands):

	For the year ended December 31,
	2014	2013	2012
Unrealized gain (loss) on foreign exchange:
Balance at beginning of period	$(9,129)	$(8,418)	$(12,506)
Unrealized gain (loss) on foreign exchange	(2,844)	(711)	4,088

Balance at end of period	$(11,973)	$(9,129)	$(8,418)

Unrealized gain (loss) on derivatives:
Balance at beginning of period	$(212)	$(306)	$(275)
Unrealized loss on derivatives, net of reclassification	(127)	(39)	(339)
Reclassified to interest expense	380	222	514
Income tax expense	(152)	(89)	(206)

Balance at end of period	$(111)	$(212)	$(306)

	2014	2013	2012
Accumulated other comprehensive loss at December 31,	$(12,084)	$(9,341)	$(8,724)

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	DERIVATIVES AND HEDGING ACTIVITY

During the year ended December 31, 2014, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the year ended December 31, 2014. For the years ended December 31, 2014 and 2013, we recorded $0.4 million and $0.2 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

At December 31, 2014 and December 31, 2013, we had $0.2 million and $0.4 million, respectively, of net liability related to the interest rate derivatives.

13.	BANK DEBT

Our credit agreement provides a $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility becomes due and payable in full upon maturity in September 2018. Borrowings and repayments under the credit facility may be made in multiple currencies including U.S. Dollars, Canadian Dollars, United Kingdom Pound Sterling and Euro.

At December 31, 2014, we had aggregate borrowings outstanding of $109.8 million, compared to $56.7 million at December 31, 2013. Based on our financial covenants at December 31, 2014, approximately $275 million in additional borrowings were available to us under the credit facility. At December 31, 2014 we had $8.1 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2014, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 12 — Derivatives and Hedging Activity) was 2.3% and 2.5% for the year ended December 31, 2014 and 2013, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2014, under the definitions in the credit agreement, our consolidated leverage ratio was 1.0 and our consolidated interest coverage ratio was 4.9. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at December 31, 2014; however, there can be no assurances that we will remain in compliance in the future.

14.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2014, 2013, and 2012 consisted of the following (shown in thousands):

	2014	2013	2012
Office consolidation, net:
Adjustments to office closure obligations, discounted and net of expected sublease income	$—	$(150)	$580
Rent expense during office consolidation	725	—	—
Accelerated depreciation	—	498	—
Contingent acquisition liability adjustments, net	(4,992)	(5,399)	1,065
Gain on disposition of assets	(541)	(1,715)	—
Goodwill impairment	122,045	—	—
Other impairment	1,343	—	—

Other operating costs (benefit)	$118,580	$(6,766)	$1,645

Office Consolidation, Net

During the year ended December 31, 2014, we recorded a cost of $0.7 million related to rent expense for our new office space located in New York, New York which we took possession of on October 22, 2014. For a period of time we will have duplicate rent as we continue to occupy our existing New York offices which are to be consolidated into the new space upon completion of the build-out.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet — At December 31, 2014, we have recorded $0.2 million in current and non-current liabilities for restructured real estate. The activity for the years ended December 31, 2014 and 2013 is as follows (shown in thousands):

Office Space Reductions
Balance at December 31, 2012	$1,235
Benefit to operations during the year ended December 31, 2013	(150)
Utilized during the year ended December 31, 2013	(685)

Balance at December 31, 2013	$400
Utilized during the year ended December 31, 2014	(158)

Balance at December 31, 2014	$242

We monitor our estimates for office closure obligations and related expected sublease income periodically. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the lease. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. Of the $0.2 million liability recorded at December 31, 2014, we expect to pay $0.2 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

Gain on Disposition of Assets

During the year ended December 31, 2014, we recorded a $0.5 million gain relating to the October 1, 2014 sale of certain software within our Healthcare segment (see Note 4 — Dispositions and Discontinued Operations).

During the year ended December 31, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of the economics business within our Disputes, Investigations & Economics segment (see Note 4 — Dispositions and Discontinued Operations).

Contingent Acquisition Liability Adjustment, Net

During the year ended December 31, 2014 and 2013, we recorded benefits of $5.0 million and $5.4 million, respectively, and in 2012, we recorded a $1.1 million expense relating to net adjustments to our contingent acquisition liabilities.

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 17 — Fair Value).

Goodwill Impairment

During the year ended December 31, 2014, we recorded a pre-tax goodwill impairment of $122.0 million (see Note 6 — Goodwill and Intangible Assets, Net).

Other Impairment

During the year ended December 31, 2014, we recorded $1.3 million of impairment on software assets that are no longer being utilized by our client-service employees.

15.	LEASE COMMITMENTS

We lease office facilities under operating lease arrangements that expire at various dates through 2025. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Some of our leases contain renewal provisions.

Future minimum annual lease payments for the years subsequent to December 31, 2014 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2015	$23,064
2016	21,364
2017	18,055
2018	14,860
2019	13,119
Thereafter	37,658

$128,120

Rent expense for operating leases was $26.3 million, $27.6 million and $28.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

16.	INCOME TAXES

The sources of income (loss) before income taxes are as follows (shown in thousands):

	For the year ended December 31,
	2014	2013	2012
United States	$(2,747)	$109,089	$84,220
Foreign	(35,511)	(10,087)	(7,470)

Total income (loss) from continuing operations before income tax (benefit) expense	$(38,258)	$99,002	$76,750

Income tax expense (benefit) consists of the following (shown in thousands):

	For the year ended December 31,
	2014	2013	2012
Federal:
Current	$13,590	$21,458	$18,667
Deferred	(13,401)	14,703	9,136

Total	189	36,161	27,803

State:
Current	2,949	4,440	4,349
Deferred	(3,419)	3,752	2,331

Total	(470)	8,192	6,680

Foreign:
Current	162	(429)	(1,621)
Deferred	(1,232)	(34)	(344)

Total	(1,070)	(463)	(1,965)

Total federal, state and foreign income tax (benefit) expense from continuing operations	$(1,351)	$43,890	$32,518

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended December 31,
	2014	2013	2012
Federal tax (benefit) expense at the statutory rate	(35.0)%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	—	6.0	6.0
Foreign taxes	0.1	1.1	0.9
Effect of goodwill impairment	30.7	—	—
Effect of enacted tax rate changes	0.5	—	—
Effect of valuation allowances	(1.6)	2.1	—
Effect of non-deductible meals and entertainment expense	1.6	0.6	0.8
Effect of other transactions, net	0.2	(0.5)	(0.3)

	(3.5)%	44.3%	42.4%

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	For the year ended December 31,
	2014	2013
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$4,115	$4,055
Deferred revenue	5,735	4,942
Accrued compensation	2,306	4,329
Accrued office consolidation costs	81	105
Interest rate derivatives	60	143
Share-based compensation	8,384	7,697
Forgivable loans	1,848	2,349
Foreign net operating losses	1,648	2,688
Other	1,304	271

Subtotal	25,481	26,579
Foreign valuation allowance	(2,415)	(3,222)

Deferred tax assets	23,066	23,357

Goodwill and intangibles — domestic acquisitions	(73,638)	(83,227)
Goodwill and intangibles — foreign acquisitions	(290)	(1,627)
Depreciation and amortization	(9,316)	(5,922)
Prepaid expenses	(2,696)	(1,838)

Deferred tax liabilities	(85,940)	(92,614)

Net deferred tax liabilities	$(62,874)	$(69,257)

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. Management has determined that it is more likely than not, due to the uncertainty surrounding our international business operations, that sufficient future taxable income will not be available to realize certain deferred tax assets, therefore management recognized a full valuation allowance for those deferred tax assets in the financial statements.

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $6.7 million at December 31, 2014. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2014	$329
Additions based on tax positions of prior years	73
Reductions based on tax positions of prior years	(173)
Settlements	(5)

Balance at December 31, 2014	$224

At December 31, 2014, our accrual for tax positions for which the ultimate deductibility is uncertain was not material. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2010. Substantially all material state and local and foreign income tax matters have been concluded for years through 2010. We are currently under audit with the Internal Revenue Service for the year 2012.

17.	FAIR VALUE

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

Our interest rate derivatives (see Note 12 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at December 31, 2014, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the year ended December 31, 2014 and 2013, we recorded $5.0 million and $5.4 million, respectively, in other operating benefit for a reduction in the liability reflecting changes in the fair value estimate of the contingent consideration for certain acquisitions made in 2013 and 2012 (see Note 3 — Acquisitions). The following table summarizes the changes in deferred contingent consideration liabilities (in thousands):

	For the year ended December 31,
	2014	2013
Beginning Balance	$6,322	$13,384
Acquisitions	20,285	1,046
Accretion of acquisition-related contingent consideration	2,121	578
Remeasurement of acquisition-related contingent consideration	(4,992)	(5,399)
Payments	(464)	(3,287)

Ending Balance	$23,272	$6,322

At December 31, 2014, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2014 based upon the short-term nature of the assets and liabilities.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

At December 31, 2014
Interest rate derivatives, net	$—	$184	$—	$184
Deferred contingent acquisition liabilities	$—	$—	$23,272	$23,272
At December 31, 2013
Interest rate derivatives, net	$—	$355	$—	$355
Deferred contingent acquisition liabilities	$—	$—	$6,322	$6,322

18.	EMPLOYEE BENEFIT PLANS

We sponsor a 401(k) savings plan for eligible U.S. employees and currently match an amount equal to 100 percent of the employee’s current contributions, up to a maximum of 3 percent of the employee’s total eligible annual compensation. Beginning January 1, 2015, the eligible annual compensation limit used to compute the company matching contribution will increase from $260,000 to the IRS annual maximum, which is $265,000 for 2015. As a result, employees participating in the plan in 2015 may receive up to $7,950 in matching contributions for 2015. We, as sponsor of the plan, use independent third parties to provide administrative services to the plan. We have the right to terminate the plan at any time. Our matching contributions were $7.6 million, $6.5 million, and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We sponsor other retirement plans for our foreign subsidiaries’ employees. During the years ended December 31, 2014, 2013 and 2012, we recorded expense of $2.2 million, $2.0 million and $2.2 million, respectively, for defined contribution retirement savings-related plans.

19.	LITIGATION AND SETTLEMENTS

We are not party to any material legal proceedings.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Year	Charged to Expenses(1)	Deductions(2)	Balance at End of Year

	(In thousands)
Year ended December 31, 2014
Allowance for doubtful accounts	$9,919	$5,009	$(4,081)	$10,847
Year ended December 31, 2013
Allowance for doubtful accounts	$15,375	$(686)	$(4,770)	$9,919
Year ended December 31, 2012
Allowance for doubtful accounts	$14,973	$6,329	$(5,927)	$15,375

(1)	Includes discontinued operations and portions relating to sold businesses during the year.
(2)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1