Form 10-Q
period 2015-03-31
NAVIGANT CONSULTING INC
filed 2015-04-29
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, 48,237,600 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,988	$2,648
Accounts receivable, net	211,879	187,652
Prepaid expenses and other current assets	34,655	27,142
Deferred income tax assets	11,601	13,455

Total current assets	260,123	230,897
Non-current assets:
Property and equipment, net	71,785	60,617
Intangible assets, net	31,198	26,502
Goodwill	579,331	568,091
Other assets	14,455	17,386

Total assets	$956,892	$903,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,864	$11,735
Accrued liabilities	17,236	11,311
Accrued compensation-related costs	43,203	83,061
Income tax payable	4,047	1,763
Other current liabilities	40,127	52,526

Total current liabilities	117,477	160,396
Non-current liabilities:
Deferred income tax liabilities	77,736	76,329
Other non-current liabilities	18,446	14,387
Bank debt non-current	178,734	109,790

Total non-current liabilities	274,916	200,506

Total liabilities	392,393	360,902

Stockholders’ equity:
Common stock	64	64
Additional paid-in capital	617,985	611,882
Treasury stock	(281,725)	(275,608)
Retained earnings	243,480	218,337
Accumulated other comprehensive loss	(15,305)	(12,084)

Total stockholders’ equity	564,499	542,591

Total liabilities and stockholders’ equity	$956,892	$903,493

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2015	2014
Revenues before reimbursements	$201,156	$175,056
Reimbursements	22,015	22,692

Total revenues	223,171	197,748
Cost of services before reimbursable expenses	138,601	120,128
Reimbursable expenses	22,015	22,692

Total costs of services	160,616	142,820
General and administrative expenses	35,665	33,102
Depreciation expense	5,355	4,309
Amortization expense	2,269	1,362
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(14,933)	(1,160)
Office consolidation, net	936	—

Operating income	33,263	17,315
Interest expense	1,732	838
Interest income	(55)	(89)
Other (income) expense, net	(328)	82

Income from continuing operations before income tax expense	31,914	16,484
Income tax expense	6,771	6,114

Net income from continuing operations	25,143	10,370
Income from discontinued operations, net of tax	—	509

Net income	$25,143	$10,879

Basic per share data
Net income from continuing operations	$0.52	$0.21
Income from discontinued operations, net of tax	—	0.01

Net income	$0.52	$0.22

Shares used in computing basic per share data	48,123	48,906

Diluted per share data
Net income from continuing operations	$0.51	$0.21
Income from discontinued operations, net of tax	—	0.01

Net income	$0.51	$0.22

Shares used in computing diluted per share data	49,413	50,477

Net income	$25,143	$10,879
Other comprehensive loss, net of tax
Unrealized net loss, foreign currency translation	(3,078)	(95)
Unrealized net loss on interest rate derivatives	(218)	(19)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	75	38

Other comprehensive loss, net of tax	(3,221)	(76)

Total comprehensive income, net of tax	$21,922	$10,803

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2014	63,708	(15,491)	64	611,882	(275,608)	(12,084)	218,337	542,591
Comprehensive income (loss)	—	—	—	—	—	(3,221)	25,143	21,922
Issuances of common stock	364	—	—	4,258	—	—	—	4,258
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	192	—	—	—	192
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	54	—	—	(451)	—	—	—	(451)
Share-based compensation expense	—	—	—	2,104	—	—	—	2,104
Repurchases of common stock	—	(427)	—	—	(6,117)	—	—	(6,117)

Balance at March 31, 2015	64,126	(15,918)	$64	$617,985	$(281,725)	$(15,305)	$243,480	$564,499

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$25,143	$10,879
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	5,355	4,309
Amortization expense	2,269	1,362
Amortization expense — client-facing software	253	64
Share-based compensation expense	2,104	2,714
Accretion of interest expense	863	164
Deferred income taxes	3,613	7,243
Allowance for doubtful accounts receivable	190	880
Contingent acquisition liability adjustments, net	(14,933)	(1,160)
Gain on disposition of discontinued operations	—	(509)
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(24,434)	(20,350)
Prepaid expenses and other assets	(2,770)	(2,723)
Accounts payable	1,105	(2,451)
Accrued liabilities	3,967	(1,223)
Accrued compensation-related costs	(39,639)	(41,322)
Income taxes payable	836	(1,076)
Other liabilities	2,124	(4,509)

Net cash used in operating activities	(33,954)	(47,708)
Cash flows from investing activities:
Purchases of property and equipment	(12,913)	(6,492)
Acquisitions of businesses, net of cash acquired	(21,379)	(1,500)
Proceeds from dispositions, net of selling costs	—	824
Capitalized client-facing software	(37)	(828)

Net cash used in investing activities	(34,329)	(7,996)
Cash flows from financing activities:
Issuances of common stock	4,258	1,019
Repurchases of common stock	(6,117)	(7,391)
Payments of contingent acquisition liabilities	—	(107)
Repayments to banks	(71,584)	(68,398)
Borrowings from banks	141,394	132,354
Other, net	(211)	(1,009)

Net cash provided by financing activities	67,740	56,468

Effect of exchange rate changes on cash and cash equivalents	(117)	6

Net increase (decrease) in cash and cash equivalents	(660)	770
Cash and cash equivalents at beginning of the period	2,648	1,968

Cash and cash equivalents at end of the period	$1,988	$2,738

Supplemental Consolidated Cash Flow Information

	For the three months ended March 31,
	2015	2014
Interest paid	$688	$494
Income taxes paid, net of refunds	$2,033	$1,615

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2015.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on February 13, 2015 (2014 10-K).

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

2015 Acquisitions

On February 23, 2015, we acquired RevenueMed, Inc. to expand our healthcare business. RevenueMed specializes in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process group within our Healthcare segment. We paid $22.1 million, including selling costs, in cash at closing. The selling stockholders of RevenueMed can also earn up to an additional $4.0 million based on the business achieving certain performance targets over the period beginning January 1, 2015 and ending June 30, 2015. The deferred contingent consideration is recorded at fair value for each reporting period (see Note 12 — Fair Value). We estimated the fair value of the deferred contingent consideration on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. As part of our preliminary purchase price allocation, we recorded $7.0 million in identifiable intangible assets, $14.9 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Net assets includes a liability for uncertain tax positions of $1.3 million and per the terms of the agreement, an offsetting receivable from RevenueMed was recorded. We are still in the process of finalizing our purchase price allocation and the assumptions used to determine the fair value of the intangible assets. In addition, as we complete our review we may come across additional closing date adjustments not currently recognized in the consolidated financial statements. These adjustments may revise our preliminary purchase price allocation. Post-acquisition adjustments relating to facts and circumstances at the closing date, if any, will be recorded to goodwill when identified for a period not exceeding 12 months.

2014 Acquisitions

        On May 14, 2014, we acquired Cymetrix Corporation to expand our healthcare business. Cymetrix specializes in providing business process management services to hospital and healthcare networks. This acquisition included approximately 600 professionals and was integrated into the Technology, Data & Process group within our Healthcare segment. We paid $76.9 million, including selling costs, in cash at closing. The selling stockholders of Cymetrix can also earn up to an additional $25.0 million based on the business achieving certain performance targets over the period beginning November 1, 2014 and ending October 31, 2015. The additional payment is due within 90 days of the end of the performance period. The deferred contingent consideration is recorded at fair value for each reporting period (see Note 12 — Fair Value). We estimated the fair value of the deferred contingent consideration on the closing date to be $20.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. During the three months ended March 31, 2015, we recorded $15.4 million of other operating benefit reflecting a fair value adjustment (see Note 12 — Fair Value) to reduce the estimated deferred contingent consideration. The opening balance sheet for Cymetrix as of March 31, 2015 was as follows (in thousands):

Cash	$1,357
Accounts receivable, net	11,283
Other current assets	1,563
Property and equipment, net	11,824
Goodwill	71,264
Intangible assets	18,000

Total assets	$115,291

Total liabilities	$36,924

The beginning fair value balance of the Cymetrix intangible assets consisted of the following (amounts in thousands, except year data):

Category	Useful Life (years)	Amount
Trade name	4.0	$1,900
Customer lists and relationships	8.3	16,100

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

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the 2015 and 2014 acquisitions noted above had occurred as of January 1, 2014. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the three months ended March 31,
	2015	2014
Total revenues	$225,289	$217,511
Net income from continuing operations	$25,082	$9,923
Basic net income from continuing operations per basic share	$0.52	$0.20
Shares used in computing net income per basic share	48,123	48,906
Diluted net income from continuing operations per diluted share	$0.51	$0.20
Shares used in computing net income per diluted share	49,413	50,477

3.	DISPOSITIONS

On October 1, 2014, we sold a portion of our Technology, Data & Process business within our Healthcare segment. We received $1.5 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $0.5 million gain in other operating benefit, which reflected a reduction of $0.8 million in goodwill, $0.1 million in intangible assets, and $0.2 million in other assets. The Technology, Data & Process business within our Healthcare segment remains a continuing operation and, as such, this transaction did not qualify as discontinued operations.

4.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Disputes, Investigations & Economics segment provides accounting, financial and economic analysis, as well as discovery support, data management and analytics, on a wide range of legal and business issues including disputes, investigations and regulatory matters. The clients of this segment are principally companies, along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•	The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

•	The Healthcare segment provides strategic, operational, performance improvement and business process management services which includes solutions to clients across the healthcare landscape including health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, and the required implementation of a new medical coding system and the implications on maximizing the effects of revenue cycle management.

•	The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of new business models and creating sustainable excellence on issues ranging from asset investment management, integrated resource planning, renewables, distributed generation, energy efficiency and outage management and restoration.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense attributed to certain retention incentives (see Note 7 — Share-based Compensation Expense and Note 8 — Supplemental Consolidated Balance Sheet Information).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Revenues before reimbursements:
Disputes, Investigations & Economics	$76,593	$76,032
Financial, Risk & Compliance	34,943	31,411
Healthcare	63,994	44,735
Energy	25,626	22,878

Total revenues before reimbursements	$201,156	$175,056

Total revenues:
Disputes, Investigations & Economics	$81,211	$82,084
Financial, Risk & Compliance	42,300	37,998
Healthcare	69,329	50,366
Energy	30,331	27,300

Total revenues	$223,171	$197,748

Segment operating profit:
Disputes, Investigations & Economics	$24,269	$24,718
Financial, Risk & Compliance	15,070	13,468
Healthcare	18,256	14,029
Energy	7,922	6,487

Total segment operating profit	65,517	58,702

Segment reconciliation to income from continuing operations before income tax expense:
Reconciling items:
General and administrative expenses	35,665	33,102
Depreciation expense	5,355	4,309
Amortization expense	2,269	1,362
Other operating benefit, net	(13,997)	(1,160)

Long-term compensation expense attributable to consultants (including share-based compensation expense)	2,962	3,774

Operating income	33,263	17,315
Interest and other expense, net	1,349	831

Income from continuing operations before income tax expense	$31,914	$16,484

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	March 31, 2015	December 31, 2014
Disputes, Investigations & Economics	$327,712	$322,014
Financial, Risk & Compliance	92,804	83,834
Healthcare	310,478	289,229
Energy	105,466	103,218
Unallocated assets	120,432	105,198

Total assets	$956,892	$903,493

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	March 31,	December 31,
	2015	2014
Goodwill	$706,801	$695,561
Less - accumulated amortization	(5,425)	(5,425)
Less - accumulated goodwill impairment	(122,045)	(122,045)

Goodwill, net	$579,331	$568,091

Changes made to our goodwill balances during the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy	Total Company
Goodwill, net as of January 1, 2014	$354,221	$55,330	$129,191	$76,601	$615,343
Adjustments	(38)	(9)	(3)	—	(50)
Foreign currency	83	(17)	—	(1)	65

Goodwill, net as of March 31, 2014	$354,266	$55,304	$129,188	$76,600	$615,358

Goodwill, net as of January 1, 2015	231,730	55,320	204,469	76,572	568,091
Acquisitions	—	—	14,854	—	14,854
Adjustments	(39)	(9)	(3)	—	(51)
Foreign currency	(3,422)	65	(205)	(1)	(3,563)

Goodwill, net as of March 31, 2015	$228,269	$55,376	$219,115	$76,571	$579,331

We performed our annual goodwill impairment test as of May 31, 2014. Based on our assumptions, at that time, the estimated fair value exceeded the net asset carrying value for our Healthcare, Energy and Financial, Risk & Compliance reporting units as of May 31, 2014. Accordingly, there was no indication of impairment of our goodwill for these reporting units. As of May 31, 2014, the estimated fair value of our Healthcare, Energy and Financial, Risk & Compliance reporting units exceeded their net asset carrying values by 41%, 41% and 65%, respectively.

However, the estimated fair value of our Disputes, Investigations & Economics reporting unit was less than the net asset carrying value by approximately 1% as of May 31, 2014. As such, we performed the second step of the goodwill impairment test on this reporting unit and based on the result during the three months ending June 30, 2014, a pre-tax goodwill impairment of $122.0 million was recorded as a separate line item within other operating costs (benefit). The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement. For further information regarding the impairment, see Note 6 — Goodwill and Intangible Assets, Net in our 2014 10-K. Additionally, we tested the intangible and tangible assets related to this reporting unit based on the related undiscounted future cash flows and concluded that no impairment for these assets existed at that time.

We have reviewed the performance expectations based on our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred since the date of our annual goodwill impairment test or are expected to occur that would trigger a need to perform an interim goodwill impairment test. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be further impaired in the future. We will perform our next annual goodwill impairment test on May 31, 2015.

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

Intangible assets consisted of (in thousands):

	March 31, 2015	December 31, 2014
Intangible assets:
Customer lists and relationships	$100,177	$95,616
Non-compete agreements	22,736	22,326
Other	25,909	26,520

Intangible assets, at cost	148,822	144,462
Less: accumulated amortization	(117,624)	(117,960)

Intangible assets, net	$31,198	$26,502

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2015, our intangible assets consisted of the following (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	7.2	$26,125
Non-compete agreements, net	3.8	2,112
Other intangible assets, net	3.0	2,961

Total intangible assets, net	6.5	$31,198

Total amortization expense was $2.3 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future periods related to intangible assets at March 31, 2015 (in thousands):

Year Ending December 31,	Amount
2015 (April-December)	$6,345
2016	7,304
2017	5,360
2018	3,872
2019	2,623
Thereafter	5,694

Total	$31,198

6.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended March 31,
	2015	2014
Basic shares	48,123	48,906
Employee stock options	128	197
Restricted stock and restricted stock units	1,054	1,225
Contingently issuable shares	108	149

Diluted shares	49,413	50,477

Antidilutive shares[1]	182	49

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

7.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended March 31,
	2015	2014
Amortization of restricted stock and restricted stock unit awards	$1,826	$2,408
Amortization of stock option awards	170	193
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	108	113

Total share-based compensation expense	$2,104	$2,714

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended March 31,
	2015	2014
Cost of services before reimbursable expenses	$1,135	$1,442
General and administrative expenses	969	1,272

Total share-based compensation expense	$2,104	$2,714

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis.

At March 31, 2015, we had $12.9 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the three months ended March 31, 2015, we granted an aggregate of 357,137 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $3.3 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	March 31, 2015	December 31, 2014
Billed amounts	$137,885	$135,787
Engagements in process	92,959	69,704
Allowance for uncollectible billed amounts	(10,145)	(10,847)
Allowance for uncollectible engagements in process	(8,820)	(6,992)

Accounts receivable, net	$211,879	$187,652

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Notes receivable - current	$3,077	$3,701
Prepaid recruiting and retention incentives - current	7,879	8,633
Other prepaid expenses and other current assets	23,699	14,808

Prepaid expenses and other current assets	$34,655	$27,142

Other Assets

The components of other assets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Notes receivable - non-current	$2,334	$3,401
Capitalized client-facing software	1,947	2,163
Prepaid recruiting and retention incentives - non-current	6,301	7,482
Prepaid expenses and other non-current assets	3,873	4,340

Other assets	$14,455	$17,386

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-serving employees. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the consultant remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the three months ended March 31, 2015 and 2014, we capitalized or acquired nil and $2.3 million, respectively, in capitalized client-facing software.

During the three months ended March 31, 2015, we recorded a $6.2 million tenant allowance receivable included in other prepaid expenses and other current assets above, primarily relating to our new office space located in New York.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee terminates employment prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the three months ended March 31, 2015 and 2014, we granted $1.6 million and $2.7 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	March 31, 2015	December 31, 2014
Furniture, fixtures and equipment	$67,322	$65,077
Software	68,866	65,410
Leasehold improvements	44,443	33,807

Property and equipment, at cost	180,631	164,294
Less: accumulated depreciation and amortization	(108,846)	(103,677)

Property and equipment, net	$71,785	$60,617

During the three months ended March 31, 2015, we invested $12.9 million in property and equipment which included $4.3 million in our technology infrastructure and software of which $0.6 million was previously accrued. We also invested $8.7 million in leasehold improvements and accrued $2.0 million mainly relating to the build-out of our new consolidated office space located in New York, New York. In addition, we acquired $2.3 million in property and equipment relating to our RevenueMed acquisition.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	March 31, 2015	December 31, 2014
Deferred acquisition liabilities	$15,691	$26,202
Deferred revenue	14,182	16,405
Deferred rent - short term	5,939	3,006
Other current liabilities	4,315	6,913

Total other current liabilities	$40,127	$52,526

The deferred acquisition liabilities at March 31, 2015 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the three months ended March 31, 2015, we reduced the net fair value of certain deferred contingent acquisition liabilities by $14.9 million and added $3.8 million in deferred contingent acquisition liabilities relating to the RevenueMed acquisition (see Note 2 – Acquisitions and Note 12 – Fair Value).

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	March 31, 2015	December 31, 2014
Deferred acquisition liabilities	$1,897	$1,760
Deferred rent - long term	12,150	9,015
Other non-current liabilities	4,399	3,612

Total other non-current liabilities	$18,446	$14,387

The deferred acquisition liabilities at March 31, 2015 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. As obligations become payable within the year, these cash obligations are moved to other current liabilities.

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

At March 31, 2015, other non-current liabilities included $1.7 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive plan, we issue long-term restricted stock units to select senior-level client-service employees and leaders based on the achievement of certain performance targets.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss (in thousands):

	For the three months ended
	March 31,
	2015	2014
Unrealized loss on foreign exchange:
Balance at beginning of period	$(11,973)	$(9,129)
Unrealized loss on foreign exchange	(3,078)	(95)

Balance at end of period	$(15,051)	$(9,224)

Unrealized loss on derivatives:
Balance at beginning of period	$(111)	$(212)
Unrealized loss on derivatives in quarter, net of reclassification	(218)	(19)
Reclassified to interest expense	125	63
Income tax expense	(50)	(25)

Balance at end of period	$(254)	$(193)

	2015	2014
Accumulated other comprehensive loss at March 31,	$(15,305)	$(9,417)

10.	DERIVATIVES AND HEDGING ACTIVITY

During the three months ended March 31, 2015, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
November 2011	1	May 31, 2012	May 31, 2015	0.98%	$10.0
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
March 2012	1	June 29, 2012	June 30, 2015	1.01%	$5.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the three months ended March 31, 2015. For the three months ended March 31, 2015 and 2014, we recorded $0.1 million in interest expense associated with differentials received or paid under the interest rate derivatives.

At March 31, 2015, we had $0.4 million of net liability related to the interest rate derivatives.

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

At March 31, 2015, we had aggregate borrowings outstanding of $178.7 million, compared to $109.8 million at December 31, 2014. Based on our financial covenants at March 31, 2015, approximately $208 million in additional borrowings were available to us under the credit facility. At March 31, 2015, we had $6.4 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At March 31, 2015, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 2.4% and 3.1% for the three months ended March 31, 2015 and 2014, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2015, under the definitions in the credit agreement, our consolidated leverage ratio was 1.3 and our consolidated interest coverage ratio was 5.4. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at March 31, 2015; however, there can be no assurances that we will remain in compliance in the future.

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

Our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at March 31, 2015, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the three months ended March 31, 2015 and 2014, we recorded $14.9 million and $1.2 million, respectively, in other operating benefit for a net reduction in the liability reflecting changes in the fair value estimate of the contingent consideration for certain acquisitions made in 2014 and 2013 (see Note 2 – Acquisitions). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the three months ended
	March 31,
	2015	2014
Beginning Balance	$23,272	$6,322
Acquisitions	3,765	—
Accretion of acquisition-related contingent consideration	825	101
Remeasurement of acquisition-related contingent consideration	(14,933)	(1,160)
Payments	—	(107)

Ending Balance	$12,929	$5,156

At March 31, 2015, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2015 based upon the short-term nature of the assets and liabilities.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2015
Interest rate derivatives, net	$—	$422	$—	$422
Deferred contingent acquisition liabilities	$—	$—	$12,929	$12,929
At December 31, 2014
Interest rate derivatives, net	$—	$184	$—	$184
Deferred contingent acquisition liabilities	$—	$—	$23,272	$23,272

13.	OTHER OPERATING COSTS (BENEFIT)

Contingent Acquisition Liability Adjustment, Net

During the three months ended March 31, 2015 and 2014, we recorded benefits of $14.9 million and $1.2 million, respectively, relating to net adjustments to our contingent acquisition liabilities.

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 12 – Fair Value).

Office Consolidation, Net

During the three months ended March 31, 2015, we recorded a cost of $0.9 million related to rent expense for our new office space located in New York, New York which we took possession of on October 22, 2014. For a period of time we will have duplicate rent as we continue to occupy our old New York offices which are to be consolidated into the new space upon completion of the build-out.

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

While hiring and retention of employees are key to driving revenues, client-service employee levels and related compensation in excess of demand drive additional costs that can negatively impact operating profit margin. From time to time, we hire independent contractors and project employees to supplement our client-service employees on certain engagements, which allows us to adjust staffing in response to changes in demand for our services, and manage our costs accordingly.

In connection with recruiting activities and business acquisitions, our general policy is to obtain non-solicitation covenants from senior and some mid-level client-service FTE. Most of these covenants have restrictions that extend 12 months beyond the termination of employment. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to safeguard our existing clients, employees and projects.

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

Acquisitions

        For details regarding our recent acquisitions, see Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented have been included in our discussion below.

Dispositions

During the year ended December 31, 2014, we had one disposition. We sold a portion of Technology, Data & Process business within our Healthcare segment. In accordance with ASC Topic 205 – Presentation of Financial Statements (ASC 205), we consider the Technology, Data & Process business within this segment to be continuing. See Note 3 – Dispositions to the notes to our unaudited consolidated financial statements.

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

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client-Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

•	Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

•	Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and Non-billable criteria also apply to period-end FTE.

•	Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance-based services and related to Technology, Data & Process FTE are excluded from average bill rate.

•	Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually). Hours related to Technology, Data & Process FTE are excluded from average utilization rate.

•	Billable hours are the number of hours our Consulting FTE recorded time to client engagements during the reporting period. Recorded hours related to Technology, Data & Process FTE are excluded from billable hours.

•	Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense attributable to retention incentives.

•	Organic basis – represents revenues before reimbursements adjusted to include the impact of our acquisitions as if we owned them from the beginning of each comparable period (similar to our pro forma information included in Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements) and adjusted to exclude the impact of foreign currency exchange rate fluctuations.

•	All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

			2015 over
			2014
	For the three months ended		Increase
	March 31,		(Decrease)
	2015	2014	Percentage
Key operating metrics:
Average FTE
-Consulting	1,571	1,541	1.9
-Technology, Data & Process	1,838	543	238.5
-Non-billable	646	542	19.2
Period-end FTE
-Consulting	1,568	1,545	1.5
-Technology, Data & Process	2,700	555	386.5
-Non-billable	693	547	26.7
Average bill rate	$284	$280	1.4
Utilization	76%	77%	(1.3)

Overview. During the three months ended March 31, 2015 compared to the corresponding period in 2014, we reported a $14.8 million, or 142.5%, increase in net income from continuing operations. During the three months ended March 31, 2015 we recorded a deferred contingent acquisition liability fair value adjustment in other operating benefit of $14.9 million mainly relating to our acquisition of Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Revenues before reimbursements (RBR) increased 14.9% and 5.0% on an organic basis (which excludes foreign currency impact of 0.6%) for the three months ending March 31, 2015 compared to the corresponding period in 2014. RBR increased in all segments on an organic basis and due to acquisitions primarily within our Healthcare segment. The increase in RBR was partially offset by higher cost of services mainly due to acquisitions and higher FTE levels. General and administrative costs, depreciation and amortization expense and interest expense also increased primarily as a result of the acquisitions.

Revenues before Reimbursements. For the three months ended March 31, 2015, RBR increased 14.9% compared to the corresponding period in 2014. On an organic basis (excluding the impact of foreign currency), RBR increased 5.0% for the three months ended March 31, 2015 compared to the corresponding period in 2014. For further discussion of RBR, see segment results below.

Utilization levels decreased slightly to 76% for the three months ended March 31, 2015 compared to the corresponding period in 2014 and average bill rate increased 1.4 % to $284 during the same periods. Average FTE – Consulting increased 1.9% for the three months ended March 31, 2015 compared to 2014 mainly due to hiring within the Financial, Risk & Compliance segment partially offset by planned and unplanned attrition within the Disputes, Investigations & Economics segment. Average FTE – Technology, Data & Process increased 238.5% for the three months ended March 31, 2015 compared to the corresponding period in 2014 mainly due to our acquisitions of Cymetrix and RevenueMed, which added 1,254 average FTE (calculated based on our period of ownership over the three month period).

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 15.4% for the three months ended March 31, 2015 compared to the corresponding period in 2014. The increase was mainly due to acquisitions and an increase in wages and benefits relating to client-service FTE hires. These increases were partially offset by lower compensation costs associated with share-based compensation expense (see Note 7 – Share-Based Compensation Expense to the notes to our unaudited consolidated financial statements). Severance expense relating to client-service FTE for the three months ended March 31, 2015 and 2014 was $1.4 million and $0.5 million, respectively, mainly relating to our Disputes, Investigations & Economics segment as we align our resources with demand for certain services.

General and Administrative Expenses. General and administrative expenses increased 7.7% for the three months ended March 31, 2015 compared to the corresponding period in 2014. The increase was mainly a result of incremental general and administrative costs attributable to our acquisitions of Cymetrix and RevenueMed. Wages and benefits increased in the three months ended March 31, 2015 compared to the corresponding period in 2014 as a result of an increase in non-billable FTE. During the three months ended March 31, 2015 compared to the corresponding period in 2014, computer expenses were higher due to license renewals and an increase in cloud storage, and facilities expense were also higher due to a prior year operating expense abatement which ended. These increases were offset by lower acquisition costs during the same period. Bad debt expenses were $0.2 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. Average non-billable FTE related to general and administrative expenses for the three months ended March 31, 2015 and 2014 was 582 and 490, respectively. General and administrative expenses improved to 17.7% of RBR for the three months ended March 31, 2015 compared to 18.9% of RBR for the three months ended March 31, 2014 as the increased RBR provided greater scale for the business.

Depreciation Expense. The increase in depreciation expense of 24.3% for the three months ended March 31, 2015 compared to the corresponding period in 2014 was primarily due to increased technology infrastructure spending and recent acquisitions.

Amortization Expense. Amortization expense increased 66.6% for the three months ended March 31, 2015 compared to 2014. The increase was due to the recent acquisitions.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment, net. During the three months ended March 31, 2015 and 2014, we recorded benefits of $14.9 million and $1.2 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 12 – Fair Value to the notes to our unaudited consolidated financial statements).

Office consolidation, net. During the three months ended March 31, 2015, we recorded a cost of $0.9 million related to rent expense for our new office space located in New York, New York which we took possession of on October 22, 2014. During the three months ended March 31, 2015 we had duplicate rent as we continued to occupy our old New York offices until completion of the build-out.

Interest Expense. Interest expense increased 106.7% or $0.9 million for the three months ended March 31, 2015 compared to the corresponding period in 2014. The increase was mainly due to the incremental imputed interest relating to the deferred contingent acquisition liability for Cymetrix recorded at net present value. In addition, average borrowings for the three months ended March 31, 2015 were higher compared to the three months ended March 31, 2014 partially offset by a lower average borrowing rate. Average borrowing rates were 2.4% and 3.1% for the three months ended March 31, 2015 and 2014, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various permanent book to tax differences. It is also affected by discrete items which may not be consistent from year to year.

Our effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 21.2% and 37.1%, respectively. The year-over-year decrease relates to the tax impact of the non-taxable nature of a portion of the deferred contingent acquisition liability fair value adjustment recorded during the three months ended March 31, 2015. The three months ended March 31, 2014 benefited from reversals of foreign deferred income tax valuation allowances.

Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax was $0.5 million for the three months ended March 31, 2014. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the year ended December 31, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments.

Segment Results

Based on their size and importance, our operating segments are the same as our reporting segments. Our performance is assessed and resources are allocated based on the following four reporting segments:

•	Disputes, Investigations & Economics

•	Financial, Risk & Compliance

•	Healthcare

•	Energy

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information to the notes to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense related to consultants. Long-term compensation expense attributable to consultants includes share-based compensation expense and compensation expense related to retention incentives (see Note 8 — Supplemental Consolidated Balance Sheet Information to the notes to our unaudited consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Disputes, Investigations & Economics

	For the three months ended		2015 over 2014 Increase
	March 31,		(Decrease)
	2015	2014	Percentage
Revenues before reimbursements (in 000s)	$76,593	$76,032	0.7
Total revenues (in 000s)	$81,211	$82,084	(1.1)
Segment operating profit (in 000s)	$24,269	$24,718	(1.8)
Key segment operating metrics:
Segment operating profit margin	31.7%	32.5%	(2.5)
Average FTE - Consulting	500	526	(4.9)
Average FTE - Technology, Data & Process	210	197	6.6
Average utilization rates based on 1,850 hours	74%	75%	(1.3)
Average bill rate	$367	$361	1.7

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

RBR for this segment increased 1.2% on an organic basis (which excludes a foreign currency impact of 1.1%) for the three months ended March 31, 2015 compared to the corresponding period in 2014. The increase in RBR was mainly due to increased demand for our global construction expertise and technology solutions partially offset by a decrease in Economics consulting engagements. In addition, during 2014 we completed several large disputes engagements relating to forensic investigations, tax discovery and financial services disputes that have not been fully replaced by the first quarter of 2015. Average FTE – Technology, Data & Process increased 6.6% in connection with the increased demand. Average bill rate increased 1.7% to $367 for the three months ended March 31, 2015 compared to the corresponding period in 2014, due to leveraging more senior professionals. Utilization decreased 1.3% for the same period. For the three months ended March 31, 2015 compared to the corresponding period in 2014 segment operating profit and margin decreased $0.4 million and 0.8 percentage points, respectively mainly due to higher severance expense in 2015. For the three months ended March 31, 2015 and 2014, severance expense was $1.2 million and $0.2 million, respectively.

Financial, Risk & Compliance

	For the three months ended		2015 over 2014 Increase
	March 31,		(Decrease)
	2015	2014	Percentage
Revenues before reimbursements (in 000s)	$34,943	$31,411	11.2
Total revenues (in 000s)	$42,300	$37,998	11.3
Segment operating profit (in 000s)	$15,070	$13,468	11.9
Key segment operating metrics:
Segment operating profit margin	43.1%	42.9%	0.5
Average FTE - Consulting	302	249	21.3
Average utilization rates based on 1,850 hours	84%	84%	—
Average bill rate	$274	$273	0.4

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

RBR for this segment increased 11.3% for the three months ended March 31, 2015 compared to the corresponding period in 2014 on an organic basis (which excludes a foreign currency impact of 0.1%). RBR increased due ongoing strong demand for new compliance and control engagements for major financial institutions, including anti-money laundering. These increases were offset by lower RBR from a large mortgage servicing review engagement which wound down in 2014. Average FTE – Consulting increased 21.3% for the three months ended March 31, 2015 compared to the corresponding period in 2014 principally due to additional compliance work and continuing demand for anti-money laundering services which drove hiring and the conversion of certain project employees to FTE status in 2014. Average bill rate increased 0.4% to $274 for the three months ended March 31, 2015 compared to the corresponding period in 2014. Utilization was flat for the three months ended March 31, 2015 compared to the corresponding period in 2014. Segment operating profit increased $1.6 million and segment operating profit margins increased 0.2 percentage points for the three months ended March 31, 2015 compared to the corresponding period in 2014 mainly as a result of increased RBR partially offset by an increase in costs related to the FTE increase including wages, benefits and incentive bonuses.

Healthcare

	For the three months ended		2015 over 2014 Increase
	March 31,		(Decrease)
	2015	2014	Percentage
Revenues before reimbursements (in 000s)	$63,994	$44,735	43.1
Total revenues (in 000s)	$69,329	$50,366	37.7
Segment operating profit (in 000s)	$18,256	$14,029	30.1
Key segment operating metrics:
Segment operating profit margin	28.5%	31.4%	(9.2)
Average FTE - Consulting	439	443	(0.9)
Average FTE - Technology, Data & Process	1,562	293	433.1
Average utilization rates based on 1,850 hours	74%	78%	(5.1)
Average bill rate	$262	$255	2.7

The Healthcare segment provides strategic, operational, performance improvement and business process management services which includes solutions to clients across the healthcare landscape including health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, and the required implementation of a new medical coding system and the implications on maximizing the effects of revenue cycle management.

RBR for this segment increased 43.1% for the three months ended March 31, 2015 compared to the corresponding period in 2014. RBR for the current period reflected the May 2014 acquisition of Cymetrix and February 2015 acquisition of RevenueMed (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). On an organic basis, RBR increased 3.6% for the three months ended March 31, 2015 compared to the corresponding period in 2014 (which excludes a foreign currency impact of 0.2%). RBR benefited, on an organic basis, primarily from an increase in our business process management services, as well as increase in life sciences and government consulting, partially offset by lower demand for our performance improvement business. During the three months ended March 31, 2015, we recorded a decrease in the fair value of the deferred contingent acquisition liability relating to Cymetrix due to slower than expected near-term RBR growth. Despite the lower than expected near-term growth, we continue to expect RBR from the business process management services business to meet our long-term growth expectations. Average FTE – Consulting decreased 0.9% for the three months ended March 31, 2015 compared to corresponding period in 2014, while utilization decreased 5.1% for the same period due mainly to delays in new engagement start dates. Average FTE –Technology, Data & Process increased 433.1% for the three months ended March 31, 2015 compared to the corresponding period in 2014 due to above acquisitions as well as new hires relating to our physician revenue cycle management group. The 2015 acquisition of RevenueMed added 604 Average FTE –Technology, Data & Process for the three months ended March 31, 2015 reflecting partial period employment of approximately 1,500 professionals over a 3 month period. Average bill rate increased 2.7% to $262 for the three months ended March 31, 2015 due to rate increases and change in project mix. For the three months ended March 31, 2015, segment operating profit increased $4.2 million due to the above acquisitions while segment operating profit margin decreased 2.9 percentage points compared to the corresponding period in 2014 due to an increase in our lower margin business process management services engagements as well as increased costs relating to acquisitions, marketing and recruitment.

Energy

	For the three months ended		2015 over 2014 Increase
	March 31,		(Decrease)
	2015	2014	Percentage
Revenues before reimbursements (in 000s)	$25,626	$22,878	12.0
Total revenues (in 000s)	$30,331	$27,300	11.1
Segment operating profit (in 000s)	$7,922	$6,487	22.1
Key segment operating metrics:
Segment operating profit margin	30.9%	28.4%	8.8
Average FTE - Consulting	329	323	1.9
Average FTE - Technology, Data & Process	66	53	24.5
Average utilization rates based on 1,850 hours	76%	73%	4.1
Average bill rate	$197	$187	5.3

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

RBR for this segment increased 12.5% on an organic basis (which excludes a foreign currency impact of 0.5%), for the three months ended March 31, 2015 compared to the corresponding period in 2014. The increase was mainly due to continued strength with our public sector clients and strategy engagements. Utilization increased 4.1% for the three months ended March 31, 2015 compared to the corresponding period in 2014. Average FTE – Consulting increased 1.9% relating to new hires within energy efficiency, business strategy and operational improvement capabilities offset by attrition within the market analysis and pricing business. Average FTE – Technology, Data & Process increased 24.5% for the three months ended March 31, 2015 compared to the corresponding period in 2014 as demand for the segment’s benchmarking and research services strengthened. In addition, 10 FTE professionals previously reported within FTE-Consulting are now classified as FTE – Technology, Data & Process in 2015 in order to combine our research, benchmarking and modeling teams. For the three months ended March 31, 2015 compared to the corresponding period in 2014, segment operating profit and segment operating profit margin increased $1.4 million and 2.5 percentage points, respectively, due to higher RBR.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the three months ended March 31:

	2015	2014
Net cash used in operating activities	$(33,954)	$(47,708)
Net cash used in investing activities	$(34,329)	$(7,996)
Net cash provided by financing activities	$67,740	$56,468

Generally, our net cash provided by operating activities is funded by our day to day operating activities, augmented by borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ cash requirements are generally lower. During the three months ended March 31, 2015, we acquired RevenueMed for which we paid $21.4 million in cash at closing, net of cash acquired (see Note 2 – Acquisition to the notes to our unaudited consolidated financial statements). Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 80 days at March 31, 2015, compared to 78 days at March 31, 2014.

Operating Activities

Net cash used in operating activities was $34.0 million and $47.7 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2015 compared to the corresponding period in 2014 was primarily due to a decrease in working capital requirements. As noted above, DSO at March 31, 2015 was slightly higher than the corresponding period in 2014 which offset some of the decreases in other areas.

Investing Activities

Net cash used in investing activities was $34.3 million for the three months ended March 31, 2015 compared to $8.0 million in the corresponding period in 2014. Cash used in investing activities was higher in the three months ended March 31, 2015 compared to the corresponding period in 2014 due in part to acquisitions (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements) and higher capital expenditures relating to office facilities as we consolidate our offices located in New York and technology infrastructure primarily associated with the growth of our Technology, Data & Process business.

Financing Activities

Net cash provided by financing activities was $67.7 million for the three months ended March 31, 2015 compared $56.5 million for the corresponding period in 2014. Cash provided by financing activities increased primarily due to borrowings related to our higher payments during the three months ended March 31, 2015 for acquisitions and property and equipment compared to the corresponding period in 2014. During the three months ended March 31, 2015, we purchased 426,800 shares of our common stock in the open market for $6.1 million compared to 408,992 shares for $7.4 million during the three months ended March 31, 2014.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements.

At March 31, 2015, we had total contractual obligations of $323.7 million. The following table shows the components of our significant commitments at March 31, 2015 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2015	2016 to 2017	2018 to 2019	Thereafter
Deferred acquisition liabilities (a)	$17,588	$15,691	$1,897	$—	$—
Purchase agreements (b)	1,686	1,686	—	—	—
Revolving credit facility (c)	178,734	—	—	178,734	—
Lease commitments (d)	125,656	17,724	41,041	28,777	38,114

Total contractual obligations	$323,664	$35,101	$42,938	$207,511	$38,114

a)	At March 31, 2015, we had $17.6 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $12.9 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reach their maximum target, our maximum deferred acquisition liability would have been $51.5 million at March 31, 2015.

b)	We have obligations recorded in other current liabilities and other non-current liabilities of approximately $1.7 million (reflected in the table above) primarily relating to costs associated with information technology purchases associated with our Technology, Data & Process businesses.
c)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our credit facility.
d)	At March 31, 2015, we had $6.4 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

During the three months ended March 31, 2015, we repurchased 426,800 shares of our common stock for $6.1 million. Through March 31, 2015, we have repurchased an aggregate of 5,975,541 shares of our common stock for approximately $83.2 million under this program. At March 31, 2015, we had approximately $66.6 million remaining for repurchase under the authorization.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2014 10-K.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on the entity’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, a major equity method investment, or other major parts of an entity. Additionally, the revised guidance requires expanded disclosures in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. As permitted we adopted this standard as of January 1, 2015. The adoption will impact our assessment of discontinued operations presentation on future disposals.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). This update includes amendments that change the requirements for evaluating limited partnerships and similar entities for consolidation. Under the new guidance, limited partnerships and similar entities will be considered variable interest entities (VIEs) unless a scope exception applies. As such, entities that consolidate limited partnerships and similar entities that are considered to be VIEs will be subject to VIE primary beneficiary disclosure requirements, and entities that do not consolidate a VIE will be subject to the disclosure requirements that apply to variable interest holders other than the primary beneficiary. The new guidance also eliminates three of the six criteria for determining if fees paid to a decision maker or service provider are considered to be variable interest in a VIE and changes the criteria used to determine if variable interests in a VIE held by related parties of a reporting entity require the reporting entity to consolidate the VIE. This standard will be effective for financial statements issued by public companies for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements; however, we will continue to evaluate the potential impact.

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

At March 31, 2015, our interest rate derivatives effectively fixed our LIBOR base rate on $60.0 million of our debt. Based on borrowings under the credit facility at March 31, 2015 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $118.7 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.3 million change in annual interest expense.

At March 31, 2015, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2015, we had net assets of approximately $39.4 million with a functional currency of the United Kingdom Pound Sterling and $11.6 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At March 31, 2015, we had net assets denominated in the non-functional currency of approximately $3.1 million. As such, a ten percent change in the value of the local currency would have resulted in $0.3 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

There has been no change in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December, 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
Jan 1 - 31, 2015	138,500	$14.85	138,500	$70,658,835
Feb 1 - 28, 2015	132,500	$14.66	132,500	$68,716,458
Mar 1 - 31, 2015	155,800	$13.60	155,800	$66,598,113

Total	426,800	$14.33	426,800	$66,598,113

(a)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the share repurchase authorization by approximately $50 million and extended the authorization to December 31, 2015. As increased and extended, we are authorized to repurchase up to $100 million in shares of our common stock during the two year period ending December 31, 2015.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: April 29, 2015