Form 10-Q
period 2015-06-30
NAVIGANT CONSULTING INC
filed 2015-07-29
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, 47,894,058 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,854	$2,648
Accounts receivable, net	223,717	187,652
Prepaid expenses and other current assets	28,923	27,142
Deferred income tax assets	13,683	13,455

Total current assets	270,177	230,897
Non-current assets:
Property and equipment, net	72,496	60,617
Intangible assets, net	28,929	26,502
Goodwill	582,836	568,091
Other assets	19,547	17,386

Total assets	$973,985	$903,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,951	$11,735
Accrued liabilities	12,208	11,311
Accrued compensation-related costs	60,118	83,061
Income tax payable	3,132	1,763
Other current liabilities	40,402	52,526

Total current liabilities	127,811	160,396
Non-current liabilities:
Deferred income tax liabilities	81,194	76,329
Other non-current liabilities	20,084	14,387
Bank debt non-current	171,386	109,790

Total non-current liabilities	272,664	200,506

Total liabilities	400,475	360,902

Stockholders’ equity:
Common stock	64	64
Additional paid-in capital	622,260	611,882
Treasury stock	(287,684)	(275,608)
Retained earnings	251,307	218,337
Accumulated other comprehensive loss	(12,437)	(12,084)

Total stockholders’ equity	573,510	542,591

Total liabilities and stockholders’ equity	$973,985	$903,493

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues before reimbursements	$211,023	$186,504	$412,179	$361,560
Reimbursements	22,416	21,593	44,431	44,285

Total revenues	233,439	208,097	456,610	405,845
Cost of services before reimbursable expenses	145,367	126,792	283,968	246,920
Reimbursable expenses	22,416	21,593	44,431	44,285

Total costs of services	167,783	148,385	328,399	291,205
General and administrative expenses	39,068	34,237	74,733	67,339
Depreciation expense	5,724	4,953	11,079	9,262
Amortization expense	2,297	1,633	4,566	2,995
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	2,308	(2,444)	(12,625)	(3,604)
Office consolidation, net	1,804	—	2,740	—
Goodwill impairment	—	122,045	—	122,045
Other impairment	98	204	98	204

Operating income (loss)	14,357	(100,916)	47,620	(83,601)
Interest expense	1,238	1,397	2,970	2,235
Interest income	(46)	(71)	(101)	(160)
Other (income) expense, net	176	186	(152)	268

Income (loss) from continuing operations before income tax (benefit) expense	12,989	(102,428)	44,903	(85,944)
Income tax (benefit) expense	5,162	(26,569)	11,933	(20,455)

Net income (loss) from continuing operations	7,827	(75,859)	32,970	(65,489)
Income from discontinued operations, net of tax	—	—	—	509

Net income (loss)	$7,827	$(75,859)	$32,970	$(64,980)

Basic per share data
Net income (loss) from continuing operations	$0.16	$(1.55)	$0.68	$(1.34)
Income from discontinued operations, net of tax	—	—	—	0.01

Net income (loss)	$0.16	$(1.55)	$0.68	$(1.33)

Shares used in computing basic per share data	48,150	48,971	48,137	48,917

Diluted per share data
Net income (loss) from continuing operations	$0.16	$(1.55)	$0.67	$(1.34)
Income from discontinued operations, net of tax	—	—	—	0.01

Net income (loss)	$0.16	$(1.55)	$0.67	$(1.33)

Shares used in computing diluted per share data	49,310	48,971	49,369	48,917
Net income (loss)	$7,827	$(75,859)	$32,970	$(64,980)
Other comprehensive income (loss), net of tax
Unrealized net gain (loss), foreign currency translation	2,834	786	(244)	692
Unrealized net loss on interest rate derivatives	(46)	(14)	(264)	(34)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	80	39	155	77

Other comprehensive income (loss), net of tax	2,868	811	(353)	735

Total comprehensive income (loss), net of tax	$10,695	$(75,048)	$32,617	$(64,245)

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2014	63,708	(15,491)	$64	$611,882	$(275,608)	$(12,084)	$218,337	$542,591
Comprehensive income (loss)	—	—	—	—	—	(353)	32,970	32,617
Issuances of common stock	412	—	—	4,894	—	—	—	4,894
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	239	—	—	—	239
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	246	—	—	(1,571)	5	—	—	(1,566)
Share-based compensation expense	—	—	—	5,524	—	—	—	5,524
Additional paid-in capital recorded through compensation expense	—	—	—	1,292	—	—	—	1,292
Repurchases of common stock	—	(848)	—		(12,081)	—	—	(12,081)

Balance at June 30, 2015	64,366	(16,339)	$64	$622,260	$(287,684)	$(12,437)	$251,307	$573,510

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$32,970	$(64,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	11,079	9,262
Accelerated depreciation - office consolidation	139	—
Amortization expense	4,566	2,995
Amortization expense - client-facing software	486	242
Share-based compensation expense	5,524	5,236
Accretion of interest expense	1,135	654
Deferred income taxes	4,686	(24,395)
Allowance for doubtful accounts receivable	1,592	2,784
Contingent acquisition liability adjustments, net	(12,625)	(3,604)
Gain on disposition of discontinued operations	—	(509)
Goodwill impairment	—	122,045
Other impairment	98	204
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(36,747)	(29,293)
Prepaid expenses and other assets	(2,361)	141
Accounts payable	136	(4,216)
Accrued liabilities	1,444	(1,695)
Accrued compensation-related costs	(22,896)	(21,619)
Income taxes payable	46	(837)
Other liabilities	5,923	(4,879)

Net cash used in operating activities	(4,805)	(12,464)
Cash flows from investing activities:
Purchases of property and equipment	(23,197)	(10,942)
Acquisitions of businesses, net of cash acquired	(21,379)	(84,834)
Proceeds from dispositions, net of selling costs	—	824
Payments of acquisition liabilities	(1,530)	(443)
Capitalized client-facing software	(346)	(864)

Net cash used in investing activities	(46,452)	(96,259)
Cash flows from financing activities:
Issuances of common stock	4,894	1,535
Repurchases of common stock	(12,081)	(14,427)
Payments of contingent acquisition liabilities	—	(107)
Repayments to banks	(138,703)	(156,895)
Borrowings from banks	199,643	288,774
Other, net	(1,247)	(2,281)

Net cash provided by financing activities	52,506	116,599

Effect of exchange rate changes on cash and cash equivalents	(43)	8

Net increase in cash and cash equivalents	1,206	7,884

Cash and cash equivalents at beginning of the period	2,648	1,968

Cash and cash equivalents at end of the period	$3,854	$9,852

Supplemental Consolidated Cash Flow Information

	For the six months ended
	June 30,
	2015	2014
Interest paid	$1,543	$1,192
Income taxes paid, net of refunds	$7,275	$3,236

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2015.

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

2015 Acquisitions

On February 23, 2015, we acquired RevenueMed, Inc. to expand our healthcare business. RevenueMed specializes in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $22.1 million, including selling costs, in cash at closing. The purchase agreement provided for a deferred contingent acquisition payment to be made to the selling stockholders of RevenueMed in an amount up to $4.0 million based on the business achieving certain performance targets over the period beginning January 1, 2015 and ending June 30, 2015 pursuant to the terms of the purchase agreement. We estimated the fair value of the deferred contingent consideration on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. Based on the acquired business’ operating results during the performance period, the maximum earned amount was achieved. As such, during the three months ended June 30, 2015, we recorded $0.2 million of other operating costs reflecting a fair value adjustment to increase the estimated deferred contingent consideration to $4.0 million. As part of our preliminary purchase price allocation, we recorded $7.0 million in identifiable intangible assets, $14.9 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Other net assets included a liability for uncertain tax positions of $1.3 million, and based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded. We are still in the process of finalizing our purchase price allocation and the assumptions used to determine the fair value of the intangible assets. In addition, as we complete our review, we may come across additional closing date adjustments not currently recognized in the unaudited consolidated financial statements. These adjustments may revise our preliminary purchase price allocation. Post-acquisition adjustments relating to facts and circumstances at the closing date, if any, will be recorded to goodwill when identified for a period not exceeding 12 months.

2014 Acquisitions

On May 14, 2014, we acquired Cymetrix Corporation to expand our healthcare business. Cymetrix specializes in providing business process management services to hospital and healthcare networks. This acquisition included approximately 600 professionals and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $76.9 million, including selling costs, in cash at closing. The terms of the original agreement, included deferred contingent consideration to be paid to the selling stockholders of Cymetrix of up to $25.0 million based on the business achieving certain performance targets over the period beginning November 1, 2014 and ending October 31, 2015. The deferred contingent consideration fair value was estimated on the closing date to be $20.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. During the three months ended March 31, 2015, we recorded $15.4 million of other operating benefit reflecting a fair value adjustment (see Note 12 — Fair Value). On May 15, 2015, we signed an amendment to the original agreement which effectively changed the deferred contingent consideration to a fixed cash payment of $10.0 million to be paid on or before December 31, 2015. During the three months ended June 30, 2015, we removed the contingency and recorded $2.1 million of other operating costs reflecting a fair value adjustment. This resulted in a definitive deferred acquisition liability of $10.0 million. The final purchase price allocation for the Cymetrix acquisition was as follows (in thousands):

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

See Note 12 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$233,439	$219,875	$458,727	$437,386
Net income (loss) from continuing operations	$7,827	$(75,805)	$32,908	$(65,881)
Basic net income from continuing operations per basic share	$0.16	$(1.55)	$0.68	$(1.35)
Shares used in computing net income per basic share	48,150	48,971	48,137	48,917
Diluted net income from continuing operations per diluted share	$0.16	$(1.55)	$0.67	$(1.35)
Shares used in computing net income per diluted share	49,310	48,971	49,369	48,917

3.	DISPOSITIONS

On October 1, 2014, we sold a portion of our Technology, Data & Process business within our Healthcare segment. We received $1.5 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $0.5 million gain in other operating costs (benefit), which reflected a reduction of $0.8 million in goodwill, $0.1 million in intangible assets, and $0.2 million in other assets. The Technology, Data & Process business within our Healthcare segment remains a continuing operation and, as such, this transaction did not qualify as discontinued operations.

4.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Disputes, Investigations & Economics segment provides accounting, financial and economic analysis, as well as discovery support, data management and analytics, on a wide range of legal and business issues including disputes, investigations and regulatory matters. The clients of this segment are principally companies, along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•	The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance consulting to clients in the highly regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

•	The Healthcare segment provides strategic, operational, performance improvement and business process management services which includes solutions to clients across the healthcare landscape including health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, the required implementation of a new medical coding system and the implications of maximizing the effects of revenue cycle management.

•	The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of new business models and creating sustainable excellence on issues ranging from asset investment management, integrated resource planning, renewables, distributed generation, energy efficiency and outage management and restoration.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues before reimbursements:
Disputes, Investigations & Economics	$81,116	$76,294	$157,709	$152,326
Financial, Risk & Compliance	29,509	32,193	64,452	63,604
Healthcare	74,245	54,446	138,239	99,181
Energy	26,153	23,571	51,779	46,449

Total revenues before reimbursements	$211,023	$186,504	$412,179	$361,560

Total revenues:
Disputes, Investigations & Economics	$87,515	$82,444	$168,726	$164,528
Financial, Risk & Compliance	34,439	38,224	76,739	76,222
Healthcare	80,652	60,476	149,981	110,842
Energy	30,833	26,953	61,164	54,253

Total revenues	$233,439	$208,097	$456,610	$405,845

Segment operating profit:
Disputes, Investigations & Economics	$25,721	$26,213	$49,990	$50,931
Financial, Risk & Compliance	11,201	13,541	26,271	27,009
Healthcare	24,726	15,475	42,982	29,504
Energy	7,513	7,009	15,435	13,496

Total segment operating profit	69,161	62,238	134,678	120,940

Segment reconciliation to income (loss) from continuing operations before income tax expense:
Reconciling items:
General and administrative expenses	39,068	34,237	74,733	67,339
Depreciation expense	5,724	4,953	11,079	9,262
Amortization expense	2,297	1,633	4,566	2,995
Other operating costs (benefit), net	4,210	119,805	(9,787)	118,645
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	3,505	2,526	6,467	6,300

Operating income (loss)	14,357	(100,916)	47,620	(83,601)
Interest and other expense, net	1,368	1,512	2,717	2,343

Income (loss) from continuing operations before income tax expense	$12,989	$(102,428)	$44,903	$(85,944)

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Disputes, Investigations & Economics	$344,902	$322,014
Financial, Risk & Compliance	90,523	83,834
Healthcare	314,721	289,229
Energy	105,538	103,218
Unallocated assets	118,301	105,198

Total assets	$973,985	$903,493

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	June 30, 2015	December 31, 2014

Goodwill	$710,306	$695,561
Less - accumulated amortization	(5,425)	(5,425)
Less - accumulated goodwill impairment	(122,045)	(122,045)

Goodwill, net	$582,836	$568,091

Changes made to our goodwill balances during the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy	Total Company

Goodwill, net as of January 1, 2014	$354,221	$55,330	$129,191	$76,601	$615,343
Acquisitions	3,100	—	74,724	—	77,824
Impairment	(122,045)	—	—	—	(122,045)
Adjustments	(78)	(17)	(6)	—	(101)
Foreign currency	852	(14)	—	4	842

Goodwill, net as of June 30, 2014	$236,050	$55,299	$203,909	$76,605	$571,863

Goodwill, net as of January 1, 2015	231,730	55,320	204,469	76,572	568,091
Acquisitions	—	—	14,854	—	14,854
Adjustments	(77)	(18)	(6)	—	(101)
Foreign currency	(75)	44	(4)	27	(8)

Goodwill, net as of June 30, 2015	$231,578	$55,346	$219,313	$76,599	$582,836

We performed our annual goodwill impairment test as of May 31, 2015 (see Note 2 – Summary of Significant Accounting Policies in our 2014 10-K). The key assumptions included: internal projections completed during our most recent quarterly forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; company specific risk considerations; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth.

Based on our assumptions, at that time, the estimated fair value exceeded the net asset carrying value for each of our reporting units as of May 31, 2015. Accordingly, there was no indication of impairment of our goodwill for any of our reporting units. As of May 31, 2015, the estimated fair value of our Disputes, Investigations & Economics, Healthcare, Energy and Financial, Risk & Compliance reporting units exceeded their net asset carrying values by 16%, 25%, 32% and 61%, respectively. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test on May 31, 2016.

In the prior year annual impairment test, the estimated fair value of our Disputes, Investigations & Economics reporting unit was less than its net asset carrying value by approximately 1% as of May 31, 2014. As such, we performed the second step of the goodwill impairment test on this reporting unit, and based on the result in May 2014, a pre-tax goodwill impairment of $122.0 million was recorded as a separate line item within other operating costs (benefit) during the three months ended June 30, 2014. The impairment was non-cash in nature and did not affect our liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement. For further information regarding the impairment, see Note 6 – Goodwill and Intangible Assets, Net in our 2014 10-K.

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

Intangible assets consisted of (in thousands):

	June 30, 2015	December 31, 2014
Intangible assets:
Customer lists and relationships	$101,722	$95,616
Non-compete agreements	23,072	22,326
Other	26,188	26,520

Intangible assets, at cost	150,982	144,462
Less: accumulated amortization	(122,053)	(117,960)

Intangible assets, net	$28,929	$26,502

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At June 30, 2015, our intangible assets consisted of the following (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	7.0	$24,348
Non-compete agreements, net	3.7	1,947
Other intangible assets, net	2.8	2,634

Total intangible assets, net	6.4	$28,929

Total amortization expense was $4.6 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future periods related to intangible assets at June 30, 2015 (in thousands):

Year Ending December 31,	Amount
2015 (July-December)	$4,764
2016	7,251
2017	5,344
2018	3,864
2019	2,590
Thereafter	5,116

Total	$28,929

6.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Basic shares	48,150	48,971	48,137	48,917
Employee stock options	88	—	108	—
Restricted stock and restricted stock units	1,019	—	1,043	—
Contingently issuable shares	53	—	81	—

Diluted shares	49,310	48,971	49,369	48,917

Antidilutive shares[1]	304	1,283	243	1,452

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Due to a net loss applicable to common stockholders for the three and six months ended June 30, 2014, we excluded 1,107,060 and 1,339,087 shares, respectively, in potentially dilutive securities from the computation as their effect would be anti-dilutive.

7.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Amortization of restricted stock and restricted stock unit awards	$3,163	$2,274	$4,989	$4,682
Amortization of stock option awards	203	193	373	386
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	54	55	162	168

Total share-based compensation expense	$3,420	$2,522	$5,524	$5,236

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of services before reimbursable expenses	$2,232	$1,183	$3,367	$2,625
General and administrative expenses	1,188	1,339	2,157	2,611

Total share-based compensation expense	$3,420	$2,522	$5,524	$5,236

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis.

At June 30, 2015, we had $17.4 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the six months ended June 30, 2015, we granted an aggregate of 1,060,786 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $13.3 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Billed amounts	$144,683	$135,787
Engagements in process	101,907	69,704
Allowance for uncollectible billed amounts	(10,946)	(10,847)
Allowance for uncollectible engagements in process	(11,927)	(6,992)

Accounts receivable, net	$223,717	$187,652

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Notes receivable - current	$3,139	$3,701
Prepaid recruiting and retention incentives - current	9,227	8,633
Other prepaid expenses and other current assets	16,557	14,808

Prepaid expenses and other current assets	$28,923	$27,142

Other Assets

The components of other assets were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Notes receivable - non-current	$3,421	$3,401
Capitalized client-facing software	1,560	2,163
Prepaid recruiting and retention incentives - non-current	11,047	7,482
Prepaid expenses and other non-current assets	3,519	4,340

Other assets	$19,547	$17,386

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the six months ended June 30, 2015, we issued unsecured employee loans aggregating $2.1 million, and during the six months ended June 30, 2014 no such loans were issued. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the six months ended June 30, 2015 and 2014, we capitalized or acquired $0.3 million and $2.4 million, respectively, in capitalized client-facing software. In addition, during the six months ended June 30, 2015, we transferred $0.5 million of developed software from capitalized client-facing software included in other assets into property and equipment, net due to a change in scope for its use.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the six months ended June 30, 2015 and 2014, we granted $11.3 million and $7.8 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	June 30,	December 31,
	2015	2014
Furniture, fixtures and equipment	$70,028	$65,077
Software	72,175	65,410
Leasehold improvements	37,662	33,807

Property and equipment, at cost	179,865	164,294
Less: accumulated depreciation and amortization	(107,369)	(103,677)

Property and equipment, net	$72,496	$60,617

During the six months ended June 30, 2015, we invested $23.2 million in property and equipment which included $9.8 million in our technology infrastructure and software of which $2.1 million was previously accrued, and $11.2 million in leasehold improvements mainly relating to the build-out of our new consolidated office space located in New York, New York. During the six months ended June 30, 2015 we disposed of $7.9 million in fully depreciated assets. In addition, we acquired $2.3 million in property and equipment relating to our RevenueMed acquisition and transferred $0.5 million of developed software from capitalized client-facing software included in other assets into property and equipment, net due to a change in scope for its use.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Deferred acquisition liabilities	$17,273	$26,202
Deferred revenue	16,497	16,405
Deferred rent - short term	2,757	3,006
Other current liabilities	3,875	6,913

Total other current liabilities	$40,402	$52,526

Deferred acquisition liabilities at June 30, 2015 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the six months ended June 30, 2015, we reduced the deferred contingent acquisition liabilities by $12.6 million relating to net fair value adjustments and added $3.8 million in deferred contingent acquisition liabilities relating to the RevenueMed acquisition (see Note 2 – Acquisitions and Note 12 – Fair Value).

The current portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Deferred acquisition liabilities	$1,400	$1,760
Deferred rent - long term	13,365	9,015
Other non-current liabilities	5,319	3,612

Total other non-current liabilities	$20,084	$14,387

Deferred acquisition liabilities at June 30, 2015 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively.

The long-term portion of deferred rent relates to rent allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

At June 30, 2015, other non-current liabilities included $0.8 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive plan, we issue restricted stock units which vest three years from the grant date to select senior-level client-service employees and leaders based on the achievement of certain performance targets during the prior year.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Unrealized gain (loss) on foreign exchange:
Balance at beginning of period	$(15,051)	$(9,223)	$(11,973)	$(9,129)

Unrealized gain (loss) on foreign exchange	2,834	786	(244)	692

Balance at end of period	$(12,217)	$(8,437)	$(12,217)	$(8,437)

Unrealized gain (loss) on derivatives:
Balance at beginning of period	$(254)	$(194)	$(111)	$(212)
Unrealized loss on derivatives, net of reclassification	(46)	(14)	(264)	(34)
Reclassified to interest expense	134	65	259	128
Income tax expense	(54)	(26)	(104)	(51)

Balance at end of period	$(220)	$(169)	$(220)	$(169)

	2015	2014	2015	2014
Accumulated other comprehensive loss at June 30,	$(12,437)	$(8,606)	$(12,437)	$(8,606)

10.	DERIVATIVES AND HEDGING ACTIVITY

During the six months ended June 30, 2015, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the six months ended June 30, 2015. For the six months ended June 30, 2015 and 2014, we recorded $0.3 million and $0.1 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

At June 30, 2015, we had $0.4 million of net liability related to the interest rate derivatives.

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

At June 30, 2015, we had aggregate borrowings outstanding of $171.4 million, compared to $109.8 million at December 31, 2014. Based on our financial covenants at June 30, 2015, approximately $217.0 million in additional borrowings were available to us under the credit facility. At June 30, 2015 we had $7.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At June 30, 2015, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 2.0% for the three months ended June 30, 2015 and 2014, and 2.2% and 2.4% for the six months ended June 30, 2015 and 2014, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2015, under the definitions in the credit agreement, our consolidated leverage ratio was 1.3 and our consolidated interest coverage ratio was 5.1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at June 30, 2015; however, there can be no assurances that we will remain in compliance in the future.

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

Our interest rate derivatives (see Note 10 — Derivatives and Hedging Activity) are valued using counterparty quotations in over-the-counter markets. In addition, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. The credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. However, at June 30, 2015, we assessed the significance of the impact on the overall valuation and believe that these adjustments are not significant. As such, our interest rate derivatives are classified within Level 2.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our business development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the six months ended June 30, 2015 and 2014, we recorded $12.6 million and $3.6 million, respectively, in other operating costs (benefit) for a net reduction in the liability reflecting changes in the fair value estimate of the contingent consideration for certain acquisitions made in 2014, 2013, and 2012 (see Note 2 – Acquisitions). Also during the six months ended June 30, 2015, the contingent consideration liability related to the Cymetrix acquisition was reclassified as a definitive consideration liability (see Note 2 – Acquisitions). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the six months ended
	June 30,
	2015	2014

Beginning Balance	$23,272	$6,322
Acquisitions	3,765	20,285
Accretion of acquisition-related contingent consideration	1,063	531
Remeasurement of acquisition-related contingent consideration	(12,625)	(3,604)
Payments	—	(107)
Reclassification to definitive consideration liability	(10,000)	—

Ending Balance	$5,475	$23,427

At June 30, 2015, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2015 based upon the short-term nature of the assets and liabilities.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2015
Interest rate derivatives, net	$—	$364	$—	$364
Deferred contingent acquisition liabilities	$—	$—	$5,475	$5,475
At December 31, 2014
Interest rate derivatives, net	$—	$184	$—	$184
Deferred contingent acquisition liabilities	$—	$—	$23,272	$23,272

13.	OTHER OPERATING COSTS (BENEFIT)

Contingent Acquisition Liability Adjustment, Net

During the three months ended June 30, 2015 we recorded a cost of $2.3 million, and during the three months ended June 30, 2014 we recorded a benefit of $2.4 million. On May 15, 2015, we signed an amendment to the merger agreement pursuant to which we acquired Cymetrix which effectively changed the deferred contingent consideration to be a fixed cash payment of $10.0 million to be paid on or before December 31, 2015. The remaining adjustments in both periods relate to fair value adjustments to our estimated contingent acquisition liabilities (see Note 12 – Fair Value).

During the six months ended June 30, 2015 and 2014, we recorded a benefit of $12.6 million and $3.6 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 12 – Fair Value). The adjustment made in 2015 relates primarily to our Cymetrix acquisition.

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 12 – Fair Value).

Office Consolidation, Net

During the three months ended June 30, 2015, we recorded a cost of $1.8 million related to our new consolidated office space located in New York, New York which we took possession of on October 22, 2014. The cost includes future rent expense, net of expected sublease income, accelerated depreciation and deferred rent relating to the old space and rent expense for duplicate rent as we occupied our old New York offices until completion of the build-out of the new space.

During the six months ended June 30, 2015, we recorded a cost of $2.7 million as discussed above.

We have recorded $3.6 million in current and non-current liabilities for restructured real estate. The activity for the six months ended June 30, 2015 was as follows:

Office Space Reductions
Balance at December 31, 2014	$242
Cost to operations during the six months ended June 30, 2015	1,354
Deferred rent liability	2,366
Utilized during the six months ended June 30, 2015	(396)

Balance at June 30, 2015	$3,566

Goodwill impairment

During the three months ended June 30, 2014, we recorded a pretax goodwill impairment of $122.0 million. See Note 5 – Goodwill and Intangible Assets, Net.

Other impairment

During the three months ended June 30, 2015 and 2014, we recorded $0.1 million and $0.2 million, respectively, of impairment on software that is no longer being utilized by our client-service employees for client engagements.

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

Because our ability to derive fees is largely reliant on the hiring and retention of employees, the average number of full-time employees (FTE) and our ability to keep client-service employees utilized are important drivers of the business. The number of FTE is adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our consulting FTE levels in response to changing demand.

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

In connection with recruiting activities and business acquisitions, our general policy is to obtain non-solicitation covenants from senior and some mid-level client-service employees. Most of these covenants have restrictions that extend 12 months beyond the termination of employment. We utilize these contractual agreements and other agreements to reduce the risk of attrition and to safeguard our existing clients, employees and projects.

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

Acquisitions

For details regarding our recent acquisitions, see Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented has been included in our discussion below.

Dispositions

During the year ended December 31, 2014, we had one disposition. We sold a portion of the Technology, Data & Process business within our Healthcare segment. In accordance with ASC Topic 205 – Presentation of Financial Statements (ASC 205), we consider the Technology, Data & Process business within this segment to be continuing. See Note 3 – Dispositions to the notes to our unaudited consolidated financial statements.

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

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client-Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

•	Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

•	Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and Non-billable criteria also apply to period-end FTE.

•	Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance-based services and related to Technology, Data & Process FTE are excluded from average bill rate.

•	Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually). Hours related to Technology, Data & Process FTE are excluded from average utilization rate.

•	Billable hours are the number of hours our Consulting FTE recorded time to client engagements during the reporting period. Recorded hours related to Technology, Data & Process FTE are excluded from billable hours.

•	Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense attributable to retention incentives.

•	Organic basis – represents revenues before reimbursements adjusted to include the impact of our acquisitions as if we owned them from the beginning of each comparable period (similar to our pro forma information included in Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements) and adjusted to exclude the impact of foreign currency exchange rate fluctuations.

•	All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Results for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

			2015 over			2015 over
			2014			2014
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2015	2014	Percentage	2015	2014	Percentage
Key operating metrics:
Average FTE
-Consulting	1,548	1,563	(1.0)	1,560	1,552	0.5
-Technology, Data & Process	2,698	843	220.0	2,268	693	227.3
-Non-billable	700	574	22.0	673	558	20.6
Period end FTE
-Consulting	1,541	1,566	(1.6)	1,541	1,566	(1.6)
-Technology, Data & Process	2,701	1,113	142.7	2,701	1,113	142.7
-Non-billable	709	599	18.4	709	599	18.4
Average bill rate	$294	$282	4.3	$289	$281	2.8
Utilization	75%	74%	1.4	76%	75%	1.3

Overview. During the three months ended June 30, 2015 and 2014, we reported net income of $7.8 million and net loss of $75.9 million, respectively. During the three months ended June 30, 2015, we recorded other operating costs of $4.2 million which included a deferred contingent acquisition liability adjustment, office consolidation costs and a software impairment charge. During the three months ended June 30, 2014, we recorded other operating costs of $119.8 million which included a pre-tax goodwill impairment of $122.0 million (see Note 5 – Goodwill and Intangible Assets, Net to the notes to our unaudited consolidated financial statements), a deferred contingent acquisition liability benefit and a software impairment charge. For further detail on other operating costs (benefit), see below. Revenues before reimbursements (RBR) increased 13.1%, or 7.5% on an organic basis (which excludes a foreign currency impact of 0.9%), for the three months ended June 30, 2015 compared to the corresponding period in 2014. RBR increased due to organic growth as well as contributions from acquisitions primarily within our Healthcare segment. Cost of services, general and administrative expenses, depreciation and amortization expense also increased primarily as a result of the acquisitions and higher average FTE for the three months ended June 30, 2015 compared to the corresponding period in 2014.

During the six months ended June 30, 2015 and 2014, we reported a net income of $33.0 million and net loss of $65.0 million, respectively. During the six months ended June 30, 2015, we recorded an other operating benefit of $9.8 million which included a deferred contingent acquisition liability benefit of $12.6 million mainly relating to our acquisition of Cymetrix (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements), office consolidation costs and a software impairment charge. During the six months ended June 30, 2014 we recorded other operating costs of $118.6 million which included a pre-tax goodwill impairment of $122.0 million (see Note 5 – Goodwill and Intangible Assets, Net to the notes to our unaudited consolidated financial statements), a deferred contingent acquisition liability benefit and a software impairment charge. For further details on other operating costs (benefit), see below. RBR increased 14.0%, or 6.4% on an organic basis (which excludes foreign currency impact of 0.8%) for the six months ended June 30, 2015 compared to the corresponding period in 2014. RBR increased due to organic growth in all segments and due to contributions from acquisitions primarily within our Healthcare segment. Cost of services, general and administrative expenses, depreciation and amortization expense and interest expense also increased primarily as a result of the acquisitions and an increase in average FTE for the six months ending June 30, 2015 compared to the corresponding period in 2014.

Revenues before Reimbursements. For the three months ended June 30, 2015, RBR increased 13.1% compared to the corresponding period in 2014. On an organic basis (which excludes a foreign currency impact of 0.9%), RBR increased 7.5% for the three months ended June 30, 2015 compared to the corresponding period in 2014. For further discussion of RBR, see segment results below.

Utilization levels increased slightly to 75% for the three months ended June 30, 2015 compared to the corresponding period in 2014 and average bill rate increased 4.3% to $294 over the same periods. Average FTE - Consulting decreased 1.0% for the three months ended June 30, 2015 compared to the corresponding period in 2014 mainly due to planned attrition within the Disputes, Investigations & Economics and Healthcare segments partially offset by hiring and the conversion of project employees to FTE status within the Financial, Risk & Compliance and Energy segments. Average FTE – Technology, Data & Process increased 220.0% for the three months ended June 30, 2015 compared to the corresponding period in 2014 mainly due to our acquisitions of Cymetrix and RevenueMed, which added 1,832 average FTE (calculated based on our period of ownership during the three month period).

For the six months ended June 30, 2015, RBR increased 14.0% compared to the corresponding period in 2014. On an organic basis (excluding foreign currency impact of 0.8%), RBR increased 6.4% for the six months ended June 30, 2015 compared to the corresponding period in 2014. For further discussion of RBR, see segment results below.

Utilization levels increased slightly to 76% for the six months ended June 30, 2015 compared to the corresponding period in 2014 and average bill rate increased 2.8% to $289 during the same periods. Average FTE - Consulting increased 0.5% for the six months ended June 30, 2015 compared to the corresponding period in 2014 mainly due to hiring within the Financial, Risk & Compliance and Energy segments partially offset by planned and unplanned attrition within the Disputes, Investigations & Economics and Healthcare segments. Average FTE – Technology, Data & Process increased 227.3% for the six months ended June 30, 2015 compared to the corresponding period in 2014 mainly due to our acquisitions of Cymetrix and RevenueMed, which added 1,534 average FTE (calculated based on our period of ownership during the six month period).

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 14.6% for the three months ended June 30, 2015 compared to the corresponding period in 2014. The increase was mainly due to acquisitions and an increase in compensation and benefits expenses and recruiting costs relating to client-service FTE hires. These increases were partially offset by lower training costs. In addition, severance expense relating to client-service FTE for the three months ended June 30, 2015 and 2014 was $3.3 million and $1.7 million, respectively, mainly relating to our Disputes, Investigations & Economics and Healthcare segments as we continue to better align our resources with demand for certain services and integrate our recent acquisitions.

Cost of services before reimbursable expenses increased 15.0% for the six months ended June 30, 2015 compared to the corresponding period in 2014. The increase was mainly due to reasons discussed above. Severance expense relating to client-service FTE for the six months ended June 30, 2015 and 2014 was $4.7 million and $2.2 million, respectively, for reasons discussed above.

General and Administrative Expenses. General and administrative expenses increased 14.1% for the three months ended June 30, 2015 compared to the corresponding period in 2014. The increase was mainly a result of incremental general and administrative costs attributable to our acquisitions of Cymetrix (acquired May 2014) and RevenueMed (acquired February 2015). Compensation and benefits expenses increased in the three months ended June 30, 2015 compared to the corresponding period in 2014 as a result of an increase in non-billable FTE. During the three months ended June 30, 2015 compared to the corresponding period in 2014, computer expenses were higher due to license renewals and an increase in cloud storage, and facilities expense was also higher due to a prior year operating expense abatement which ended. These increases were offset by lower acquisition costs during the same period. Bad debt expenses were $1.4 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively. Average non-billable FTE related to general and administrative expenses for the three months ended June 30, 2015 and 2014 was 636 and 521, respectively. General and administrative expenses increased to 18.5% of RBR for the three months ended June 30, 2015 compared to 18.4% of RBR for the three months ended June 30, 2014 mainly due to the higher facilities expense due to a prior year operating expense abatement which ended.

General and administrative expenses increased 11.0% for the six months ended June 30, 2015 compared to the corresponding period in 2014. The increase was mainly a result of reasons discussed above. Bad debt expenses were $1.6 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively. Average non-billable FTE related to general and administrative expenses for the six months ended June 30, 2015 and 2014 was 609 and 506, respectively. General and administrative expenses were 18.1% of RBR for the six months ended June 30, 2015 compared to 18.6% of RBR for the six months ended June 30, 2014 as the increased RBR provided greater scale for the business.

Depreciation Expense. The increase in depreciation expense of 15.6% and 19.6% for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014, respectively, was primarily due to increased technology infrastructure spending and recent acquisitions.

Amortization Expense. Amortization expense increased 40.7% and 52.5% for the three and six months ended June 30, 2015 compared to the corresponding period in 2014, respectively. The increase was due to the recent acquisitions.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment, net. During the three months ended June 30, 2015 and 2014, we recorded costs of $2.3 million and a benefit of $2.4 million, respectively. On May 15, 2015, we signed an amendment to the merger agreement pursuant to which we acquired Cymetrix which effectively changed the deferred contingent consideration to a fixed cash payment of $10.0 million to be paid on or before December 31, 2015. The remaining adjustments in both periods relate to fair value adjustments to our estimated contingent acquisition liabilities (see Note 12 – Fair Value to the notes to our unaudited consolidated financial statements).

During the six months ended June 30, 2015 and 2014, we recorded benefits of $12.6 million and $3.6 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 12 – Fair Value to the notes to our unaudited consolidated financial statements). The adjustment made in 2015 relates primarily to our Cymetrix acquisition and is discussed further below under Segment Results.

Office consolidation, net. During the three months ended June 30, 2015, we recorded a cost of $1.8 million related our new consolidated office space located in New York, New York which we took possession of on October 22, 2014. The cost includes future rent expense, net of expected sublease income, accelerated depreciation and deferred rent relating to the old space and rent expense for duplicate rent as we occupied our old New York offices until completion of the build-out of the new space.

During the six months ended June 30, 2015, we recorded a cost of $2.7 million as discussed above.

Goodwill impairment. During the six months ended June 30, 2014, we performed our annual goodwill impairment test. Based upon the results of the two-step test, a pretax goodwill impairment of $122.0 was recorded. For further details, see Note 5 – Goodwill and Intangible Assets, Net to the notes to our unaudited consolidated financial statements.

Other impairment. During the three months ended June 30, 2015 and 2014, we recorded $0.1 million and $0.2 million, respectively, relating to an impairment on software that is no longer being utilized by our client-service employees for client engagements.

Interest Expense. Interest expense decreased 11.4% or $0.2 million and increased 32.9% or $0.7 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding period in 2014. The decrease for the three months ended June 30 2015 compared to the corresponding period in 2014 was mainly due to lower imputed interest. The increase for the six months ended June 30, 2015 compared to the corresponding periods in 2014 was mainly due to the incremental imputed interest relating to the deferred contingent acquisition liability for Cymetrix recorded at net present value. Due to the modification made to the Cymetrix deferred contingent acquisition payment terms (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements), imputed interest for the second half of 2015 is expected to be lower. In addition, average borrowings and borrowing rates for the six months ended June 30, 2015 were lower compared to the six months ended June 30, 2014. Average borrowing rates were 2.2% and 2.4% for the six months ended June 30, 2015 and 2014, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and federal and foreign jurisdictions, which have different income tax rates as well as various permanent book to tax differences. It is also affected by discrete items which may not be consistent from year to year.

The effective income tax rate for the six months ended June 30, 2015 is not comparable to the corresponding period in 2014 due to the impact of a goodwill impairment of approximately $122.0 million related to both tax deductible and non-tax deductible components of goodwill recorded during the quarter ended June 30, 2014. The impairment reduced income tax expense by approximately $35.1 million in that period.

The effective income tax rate excluding the goodwill impairment from continuing operations for the three months ended June 30, 2015 and 2014 would have been 39.7% and 43.5%, respectively. The decrease in the effective income tax rate for the three months ended June 30, 2015 compared to the corresponding period in 2014 primarily relates to discrete items recorded in the current period for favorable income tax settlements as compared to discrete items recorded in the prior year period that primarily related to unfavorable state-enacted legislative changes and non-deductible acquisition costs.

The effective income tax rate excluding the goodwill impairment from continuing operations for the six months ended June 30, 2015 and 2014 would have been 26.6% and 40.6%, respectively. The decrease in the effective income tax rate for the six months ended June 30, 2015 compared to the corresponding period in 2014 primarily relates to discrete items in the current year period including the tax impact of the non-taxable nature of a portion of the deferred contingent acquisition liability fair value adjustment and favorable income tax settlements recorded in the current year period as compared to discrete items in the prior year period that primarily related to unfavorable state-enacted legislative changes, non-deductible acquisition costs and reversals of foreign deferred income tax valuation allowances.

Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax was $0.5 million for the six months ended June 30, 2014. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the six months ended June 30, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments.

Segment Results

Based on their size and importance, our operating segments are the same as our reporting segments. Our performance is assessed and resources are allocated based on the following four reporting segments:

•	Disputes, Investigations & Economics

•	Financial, Risk & Compliance

•	Healthcare

•	Energy

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information to the notes to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense related to retention incentives (see Note 8 — Supplemental Consolidated Balance Sheet Information to the notes to our unaudited consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Disputes, Investigations & Economics

			2015 over			2015 over
			2014			2014
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2015	2014	Percentage	2015	2014	Percentage
Revenues before reimbursements (in 000s)	$81,116	$76,294	6.3	$157,709	$152,326	3.5
Total revenues (in 000s)	$87,515	$82,444	6.2	$168,726	$164,528	2.6
Segment operating profit (in 000s)	$25,721	$26,213	(1.9)	$49,990	$50,931	(1.8)
Key segment operating metrics:
Segment operating profit margin	31.7%	34.4%	(7.8)	31.7%	33.4%	(5.1)
Average FTE - Consulting	483	523	(7.6)	492	524	(6.1)
Average FTE - Technology, Data & Process	213	192	10.9	212	194	9.3
Average utilization rates based on 1,850 hours	75%	70%	7.1	75%	72%	4.2
Average bill rate	$379	$365	3.8	$373	$363	2.8

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

RBR for this segment increased 6.8% on an organic basis (which excludes a foreign currency impact of 1.6%) for the three months ended June 30, 2015 compared to the corresponding period in 2014. The increase in RBR was mainly due to increased demand for our global construction expertise, financial services and healthcare disputes consulting and technology solutions partially offset by a decrease in forensic accounting investigations and economic consulting engagements. Average FTE – Consulting decreased 7.6% due to planned and unplanned attrition and Average FTE – Technology, Data & Process increased 10.9% over the same periods in connection with the increased demand for those services. Average bill rate increased 3.8% to $379 for the three months ended June 30, 2015 compared to the corresponding period in 2014, due to a change in project mix. Utilization increased 7.1% in line with the segment’s RBR for the three months ended June 30, 2015 compared to the corresponding period in 2014. For the three months ended June 30, 2015 segment operating profit and segment operating profit margin decreased $0.5 million and 2.7 percentage points, respectively, mainly due to higher severance expense, benefits, technology and recruiting costs in 2015 partially offset by higher RBR growth for the three months ended June 30, 2015 compared to the corresponding period in 2014. For the three months ended June 30, 2015 and 2014, severance expense was $2.2 million and $0.5 million, respectively.

RBR for this segment increased 3.8% on an organic basis (which excludes a foreign currency impact of 1.4%) for the six months ended June 30, 2015 compared to the corresponding period in 2014. The increase in RBR was mainly due to reasons discussed above.

Average FTE – Consulting decreased 6.1% for the six months ended June 30, 2015 compared to the corresponding period in 2014 and Average FTE -– Technology, Data & Process increased 9.3% over the corresponding period in 2014 in connection with the increased demand for those services. Average bill rate increased 2.8% to $373 for the six months ended June 30, 2015 compared to the corresponding period in 2014. Utilization increased 4.2% in line with the segment’s increase in RBR. For the six months ended June 30, 2015 segment operating profit and segment operating profit margin decreased $0.9 million and 1.7 percentage points, respectively mainly due to higher severance expense, benefits and technology costs partially offset by higher RBR growth for the six months ended June 30, 2015 compared to the corresponding period in 2014. For the six months ended June 30, 2015 and 2014, severance expense was $3.4 million and $0.7 million, respectively.

Financial, Risk & Compliance

			2015 over			2015 over
			2014			2014
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2015	2014	Percentage	2015	2014	Percentage
Revenues before reimbursements (in 000s)	$29,509	$32,193	(8.3)	$64,452	$63,604	1.3
Total revenues (in 000s)	$34,439	$38,224	(9.9)	$76,739	$76,222	0.7
Segment operating profit (in 000s)	$11,201	$13,541	(17.3)	$26,271	$27,009	(2.7)
Key segment operating metrics:
Segment operating profit margin	38.0%	42.1%	(9.7)	40.8%	42.5%	(4.0)
Average FTE - Consulting	295	265	11.3	299	257	16.3
Average utilization rates based on 1,850 hours	75%	80%	(6.3)	79%	82%	(3.7)
Average bill rate	$273	$283	(3.5)	$274	$279	(1.8)

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

RBR for this segment decreased 8.1% on an organic basis (which excludes a foreign currency impact of 0.2%) for the three months ended June 30, 2015 compared to the corresponding period in 2014. The decrease in RBR was mainly due to lower volume of work from an ongoing large financial institution client. Despite this decrease, we continue to experience demand for regulatory and compliance engagements, including anti-money laundering consulting engagements. Average FTE – Consulting increased 11.3% for the three months ended June 30, 2015 compared to the corresponding period in 2014 primarily due to additional hiring and the conversion of certain project employees to FTE status in the second half of 2014. Average bill rate decreased 3.5% to $273 for the three months ended June 30, 2015 compared to the corresponding period in 2014 mainly due to a change in consultant and project mix. Utilization decreased 6.3% for the three months ended June 30, 2015 compared to the corresponding period in 2014, mainly due to the lower volume of work discussed above. Segment operating profit and segment operating profit margin decreased $2.3 million and 4.1 percentage points, respectively, for the three months ended June 30, 2015 compared to the corresponding period in 2014 mainly as a result of lower RBR and higher compensation and benefits expenses.

RBR for this segment increased 1.5% on an organic basis (which excludes a foreign currency impact of 0.2%) for the six months ended June 30, 2015 compared to the corresponding period in 2014. The increase in RBR was mainly due to continued demand for regulatory and compliance consulting engagements for major financial institutions, including anti-money laundering consulting engagements. The broadening demand for these services more than offset the lower volume from an ongoing large financial institution client. Average FTE – Consulting increased 16.3% for the six months ended June 30, 2015 compared to the corresponding period in 2014 primarily due to additional compliance consulting work and continuing demand for anti-money laundering consulting services which drove additional hiring and the conversion of certain project employees to FTE status in the second half of 2014. Average bill rate decreased 1.8% to $274 for the six months ended June 30, 2015 compared to the corresponding period in 2014. Utilization decreased 3.7% for the six months ended June 30, 2015 compared to the corresponding period in 2014 due to the lower volume of work for a large client in the current year compared to the prior year and the conversion of certain project employees to FTE status in the second half of 2014. Segment operating profit and segment operating profit margin decreased $0.7 million and 1.7 percentage points, respectively for the six months ended June 30, 2015 compared to the corresponding period in 2014 mainly as a result of higher compensation and benefits expenses which more than offset the increased in RBR.

Healthcare

			2015 over			2015 over
			2014			2014
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2015	2014	Percentage	2015	2014	Percentage
Revenues before reimbursements (in 000s)	$74,245	$54,446	36.4	$138,239	$99,181	39.4
Total revenues (in 000s)	$80,652	$60,476	33.4	$149,981	$110,842	35.3
Segment operating profit (in 000s)	$24,726	$15,475	59.8	$42,982	$29,504	45.7
Key segment operating metrics:
Segment operating profit margin	33.3%	28.4%	17.3	31.1%	29.7%	4.7
Average FTE - Consulting	437	450	(2.9)	438	446	(1.8)
Average FTE - Technology, Data & Process	2,420	598	304.7	1,991	445	347.4
Average utilization rates based on 1,850 hours	76%	74%	2.7	75%	76%	(1.3)
Average bill rate	$286	$256	11.7	$276	$255	8.2

The Healthcare segment provides strategic, operational, performance improvement and business process management services which includes solutions to clients across the healthcare landscape including health systems, physician practice groups, health insurance providers, government and life sciences companies. We assist clients on issues such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, the required implementation of a new medical coding system and the implications of maximizing the effects of revenue cycle management.

RBR for this segment increased 36.4% for the three months ended June 30, 2015 compared to the corresponding period in 2014. RBR for three months ended June 30, 2015 reflected the May 2014 acquisition of Cymetrix and February 2015 acquisition of RevenueMed (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). On an organic basis, RBR increased 14.4% (which excludes a foreign currency impact of 0.3%) for the three months ended June 30, 2015 compared to the corresponding period in 2014. RBR benefited, on an organic basis, primarily from an increase demand in all areas – consulting, life sciences and business process management services. Performance based fees were $3.2 million and nil for the three months ended June 30, 2015 and 2014, respectively. Average FTE – Consulting decreased 2.9% for the three months ended June 30, 2015 compared to corresponding period in 2014, while utilization increased 2.7% for the same period due mainly to increased demand. Average FTE – Technology, Data & Process increased 304.7% for the three months ended June 30, 2015 compared to the corresponding period in 2014 due to the above mentioned acquisitions. The 2015 acquisition of RevenueMed added 1,434 Average FTE –Technology, Data & Process for the three months ended June 30, 2015. Average bill rate increased 11.7% to $286 for the three months ended June 30, 2015 due to rate increases and change in project mix. For the three months ended June 30, 2015, segment operating profit and segment operating profit margin increased $9.3 million and 4.9 percentage points, respectively, due to the above mentioned acquisitions, higher performance based fees, increased bill rates and higher utilization for consulting services.

RBR for this segment increased 39.4% for the six months ended June 30, 2015 compared to the corresponding period in 2014. RBR for the six months ended June 30, 2015 reflected the May 2014 acquisition of Cymetrix and February 2015 acquisition of RevenueMed (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). On an organic basis, RBR increased 9.7% (which excludes a foreign currency impact of 0.3%) for the six months ended June 30, 2015 compared to the corresponding period in 2014. RBR increased due to reasons discussed above. During the six months ended June 30, 2015, we recorded a decrease in the fair value of the deferred contingent acquisition liability relating to Cymetrix due to slower than expected near-term RBR growth for our business process management services business. Despite the lower than expected near-term growth, we continue to expect RBR from that business to meet our long-term growth expectations. In addition, in order to better integrate Cymetrix into our existing business and in an effort to improve operating efficiencies we agreed to convert the deferred contingent acquisition liability to a fixed cash payment of $10.0 million to be paid on or before December 31, 2015 (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements). Average FTE – Consulting decreased 1.8% for the six months ended June 30, 2015 compared to corresponding period in 2014, while utilization decreased 1.3% for the same period due mainly to delays in new engagement start dates during the first quarter of 2015. Average FTE – Technology, Data & Process increased 347.4% for the six months ended June 30, 2015 compared to the corresponding period in 2014 due to the above mentioned acquisitions as well as new hires relating to our physician revenue cycle management group. The 2015 acquisition of RevenueMed added 1,019 Average FTE –Technology, Data & Process for the six months ended June 30, 2015 reflecting partial period employment of approximately 1,500 professionals during the six months ended June 30, 2015. Average bill rate increased 8.2% to $276 for the six months ended June 30, 2015 due to bill rate increases and change in project mix. For the six months ended June 30, 2015, segment operating profit increased $13.5 million and segment operating profit margin increased 1.4 percentage points compared to the corresponding period in 2014 due to reasons discussed above.

Energy

			2015 over			2015 over
			2014			2014
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2015	2014	Percentage	2015	2014	Percentage
Revenues before reimbursements (in 000s)	$26,153	$23,571	11.0	$51,779	$46,449	11.5
Total revenues (in 000s)	$30,833	$26,953	14.4	$61,164	$54,253	12.7
Segment operating profit (in 000s)	$7,513	$7,009	7.2	$15,435	$13,496	14.4
Key segment operating metrics:
Segment operating profit margin	28.7%	29.7%	(3.4)	29.8%	29.1%	2.4
Average FTE - Consulting	333	326	2.1	331	325	1.8
Average FTE - Technology, Data & Process	65	53	22.6	65	53	22.6
Average utilization rates based on 1,850 hours	75%	74%	1.4	75%	74%	1.4
Average bill rate	$203	$190	6.8	$200	$189	5.8

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

RBR for this segment increased 11.8% on an organic basis (which excludes a foreign currency impact of 0.8%), for the three months ended June 30, 2015 compared to the corresponding period in 2014. The increase was mainly due to continued strength with our public sector clients, strategy engagements and market intelligence. Utilization increased 1.4% for the three months ended June 30, 2015 compared to the corresponding period in 2014. Average bill rate increased 6.8% to $203 due to rate increases and project mix. Average FTE – Consulting increased 2.1% relating to new hires within the segment’s business strategy and operational improvement business offset by attrition within the market analysis and pricing business and the personnel reclassification mentioned below. Average FTE – Technology, Data & Process increased 22.6% for the three months ended June 30, 2015 compared to the corresponding period in 2014 due to the reclassification of 10 FTE professionals previously reported within FTE - Consulting as FTE – Technology, Data & Process in 2015 in order to combine our research, benchmarking and modeling teams, as well as new hires related to continued demand for research services. For the three months ended June 30, 2015 compared to the corresponding period in 2014, segment operating profit increased $0.5 million due to higher RBR and lower training costs partially offset by higher compensation and benefits expenses. Segment operating profit margin decreased 1.0 percentage points for the same period, mainly due to higher benefits and recruiting costs partially offset by lower training costs.

RBR for this segment increased 12.1% on an organic basis (which excludes a foreign currency impact of 0.6%), for the six months ended June 30, 2015 compared to the corresponding period in 2014. The increase was mainly due to reasons discussed above. Utilization increased 1.4% for the six months ended June 30, 2015 compared to the corresponding period in 2014. Average bill rate increased 5.8% to $200 for the same periods due to bill rate increases and project mix. Average FTE – Consulting increased 1.8% relating to new hires within our business strategy and operational improvement business offset by attrition within the segment’s market analysis and pricing business and the personnel reclassification mentioned above. Average FTE – Technology, Data & Process increased 22.6% for the six months ended June 30, 2015 compared to the corresponding period in 2014 as demand for the segment’s research services strengthened and the personnel reclassification mentioned above. For the six months ended June 30, 2015 compared to the corresponding period in 2014, segment operating profit and segment operating profit margin increased $1.9 million and 0.7 percentage points, respectively, due to higher RBR partially offset by higher compensation and benefits expenses.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the six months ended June 30, 2015:

	2015	2014
Net cash used in operating activities	$(4,805)	$(12,464)
Net cash used in investing activities	$(46,452)	$(96,259)
Net cash provided by financing activities	$52,506	$116,599

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

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 80 days at June 30, 2015, compared to 82 days at June 30, 2014.

Operating Activities

Net cash used in operating activities was $4.8 million and $12.5 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash used in operating activities for the six months ended June 30, 2015 compared to the corresponding period in 2014 was primarily due to a decrease in working capital requirements. Also, as noted above, DSO at June 30, 2015 was slightly lower than the corresponding period in 2014.

Investing Activities

Net cash used in investing activities was $46.5 million and $96.3 million for the six months ended June 30, 2015 and 2014, respectively. Cash used in investing activities was lower in the six months ended June 30, 2015 compared to the corresponding period in 2014 due primarily to acquisitions in the prior period (see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements), partially offset by higher capital expenditures relating to office facilities as we consolidate our offices located in New York and technology infrastructure primarily associated with the growth of our Technology, Data & Process business.

Financing Activities

Net cash provided by financing activities was $52.5 million and $116.6 million for the six months ended June 30, 2015 and 2014, respectively. Cash provided by financing activities decreased primarily due to borrowings related to our higher payments for acquisitions during the six months ended June 30, 2014 compared to the corresponding period in 2015. During the six months ended June 30, 2015, we purchased 848,672 shares of our common stock in the open market for $12.1 million compared to 813,500 shares for $14.4 million during the six months ended June 30, 2014.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements.

At June 30, 2015, we had total contractual obligations of $312.9 million. The following table shows the components of our significant commitments at June 30, 2015 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2015	2016 to 2017	2018 to 2019	Thereafter
Deferred acquisition liabilities (a)	$18,673	$17,257	$1,416	$—	$—
Revolving credit facility (b)	171,386	—	—	171,386	—
Lease commitments (c)	122,841	11,737	44,392	27,811	38,901

Total contractual obligations	$312,900	$28,994	$45,808	$199,197	$38,901

a)	At June 30, 2015, we had $18.7 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $5.5 million is in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reaches its maximum target, our maximum deferred acquisition liabilities would have been $26.5 million at June 30, 2015.
b)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 11 – Bank Debt to the notes to our unaudited consolidated financial statements for further information on our credit facility.
c)	At June 30, 2015, we had $7.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

During the six months ended June 30, 2015, we repurchased 848,672 shares of our common stock for $12.1 million. Through June 30, 2015, we have repurchased an aggregate of 6,397,413 shares of our common stock for approximately $89.1 million under this program. At June 30, 2015, we had approximately $60.6 million remaining for repurchase under the authorization. Effective July 1, 2015, the share repurchase authorization has been increased to $100.0 million.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to defer the effective date by one year. The standard will be effective for financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original date of financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update includes amendments that change the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

At June 30, 2015, our interest rate derivatives effectively fixed our LIBOR base rate on $60.0 million of our debt. Based on borrowings under the credit facility at June 30, 2015 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $111.4 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.3 million change in annual interest expense.

At June 30, 2015, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2015, we had net assets of approximately $42.8 million with a functional currency of the United Kingdom Pound Sterling and $11.7 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At June 30, 2015, we had net assets denominated in the non-functional currency of approximately $3.5 million. As such, a ten percent change in the value of the local currency would have resulted in $0.3 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

There has been no change in our internal control over financial reporting during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(b)
Apr 1 - 30, 2015	143,400	$13.81	143,400	$64,618,278
May 1 - 31, 2015	131,000	$14.35	131,000	$62,738,369
Jun 1 - 30, 2015	147,209	$14.26	147,472	$60,635,053

Total	421,609	$14.13	421,872	$60,635,053

(a)	Includes 263 shares of our common stock withheld by us to satisfy individual tax withholding obligations in connection with the vesting of restricted stock during the period.
(b)	On October 25, 2011, our board of directors extended until December 31, 2014 its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the share repurchase authorization by approximately $50 million and extended the authorization to December 31, 2015. On May 14, 2015, our board of directors increased the share repurchase authorization to $100 million and extended the authorization to December 31, 2017, effective July 1, 2015. As increased and extended, as of July 1, 2015, we are authorized to repurchase up to $100 million in shares of our common stock during the 30 month period ending December 31, 2017.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

10.1	Letter Agreement, dated May 22, 2014, by and between Navigant Consulting, Inc. and Michael Halberda, as Securityholder Representative, for and on behalf of each of the former securityholders of Cymetrix Corporation (“Securityholders”), pursuant to Section 9.23 of the Agreement and Plan of Merger, dated as of May 14, 2014, among Navigant Consulting, Inc., Bobcat Acquisition Corporation, Cymetrix Corporation and the Securityholders.

10.2	Amendment, dated as of May 15, 2015, by and between Navigant Consulting, Inc. and Michael Halberda, as Securityholder Representative (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2015).

10.3	Navigant Consulting, Inc. Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 20, 2015).

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: July 29, 2015