Form 10-Q
period 2015-09-30
NAVIGANT CONSULTING INC
filed 2015-10-28
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, 47,580,538 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,017	$2,648
Accounts receivable, net	221,159	187,652
Prepaid expenses and other current assets	30,536	27,142
Deferred income tax assets	15,283	13,455

Total current assets	270,995	230,897
Non-current assets:
Property and equipment, net	75,575	60,617
Intangible assets, net	26,830	26,502
Goodwill	579,876	568,091
Other assets	23,746	17,386

Total assets	$977,022	$903,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,104	$11,735
Accrued liabilities	12,959	11,311
Accrued compensation-related costs	79,006	83,061
Income tax payable	4,512	1,763
Other current liabilities	37,641	52,526

Total current liabilities	143,222	160,396
Non-current liabilities:
Deferred income tax liabilities	84,385	76,329
Other non-current liabilities	20,645	14,387
Bank debt non-current	146,814	109,790

Total non-current liabilities	251,844	200,506

Total liabilities	395,066	360,902

Stockholders’ equity:
Common stock	64	64
Additional paid-in capital	625,484	611,882
Treasury stock	(293,810)	(275,608)
Retained earnings	265,483	218,337
Accumulated other comprehensive loss	(15,265)	(12,084)

Total stockholders’ equity	581,956	542,591

Total liabilities and stockholders’ equity	$977,022	$903,493

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues before reimbursements	$209,634	$205,534	$621,813	$567,094
Reimbursements	20,624	24,605	65,055	68,890

Total revenues	230,258	230,139	686,868	635,984
Cost of services before reimbursable expenses	141,731	135,859	425,699	382,779
Reimbursable expenses	20,624	24,605	65,055	68,890

Total costs of services	162,355	160,464	490,754	451,669
General and administrative expenses	36,629	34,067	111,362	101,406
Depreciation expense	5,954	5,116	17,033	14,378
Amortization expense	2,084	1,673	6,650	4,668
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	—	(834)	(12,625)	(4,438)
Office consolidation, net	—	—	2,740	—
Loss on disposition of assets	283	—	283	—
Goodwill impairment	—	—	—	122,045
Other impairment	—	—	98	204

Operating income (loss)	22,953	29,653	70,573	(53,948)
Interest expense	1,018	1,942	3,988	4,177
Interest income	(77)	(56)	(178)	(216)
Other (income) expense, net	(328)	(57)	(480)	211

Income (loss) from continuing operations before income tax (benefit) expense	22,340	27,824	67,243	(58,120)
Income tax (benefit) expense	8,164	11,563	20,097	(8,892)

Net income (loss) from continuing operations	14,176	16,261	47,146	(49,228)
Income from discontinued operations, net of tax	—	—	—	509

Net income (loss)	$14,176	$16,261	$47,146	$(48,719)

Basic per share data
Net income (loss) from continuing operations	$0.30	$0.33	$0.98	$(1.01)
Income from discontinued operations, net of tax	—	—	—	0.01

Net income (loss)	$0.30	$0.33	$0.98	$(1.00)

Shares used in computing basic per share data	47,835	48,736	48,036	48,856
Diluted per share data
Net income (loss) from continuing operations	$0.29	$0.33	$0.96	$(1.01)
Income from discontinued operations, net of tax	—	—	—	0.01

Net income (loss)	$0.29	$0.33	$0.96	$(1.00)

Shares used in computing diluted per share data	49,155	49,827	49,297	48,856
Net income (loss)	$14,176	$16,261	$47,146	$(48,719)
Other comprehensive loss, net of tax
Unrealized net loss, foreign currency translation	(2,723)	(950)	(2,967)	(258)
Unrealized net gain (loss) on interest rate derivatives	(186)	5	(450)	(29)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	81	72	236	149

Other comprehensive loss, net of tax	(2,828)	(873)	(3,181)	(138)

Total comprehensive income (loss), net of tax	$11,348	$15,388	$43,965	$(48,857)

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2014	63,708	(15,491)	$64	$611,882	$(275,608)	$(12,084)	$218,337	$542,591
Comprehensive income (loss)	—	—	—	—	—	(3,181)	47,146	43,965
Issuances of common stock	455	—	—	5,488	—	—	—	5,488
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	249	—	—	—	249
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	252	—	—	(1,633)	5	—	—	(1,628)
Share-based compensation expense	—	—	—	8,206	—	—	—	8,206
Additional paid-in capital recorded through compensation expense	—	—	—	1,292	—	—	—	1,292
Repurchases of common stock	—	(1,247)	—	—	(18,207)	—	—	(18,207)

Balance at September 30, 2015	64,415	(16,738)	$64	$625,484	$(293,810)	$(15,265)	$265,483	$581,956

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$47,146	$(48,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	17,033	14,378
Accelerated depreciation—office consolidation	139	—
Amortization expense	6,650	4,668
Amortization expense—client-facing software	676	825
Share-based compensation expense	8,206	7,166
Accretion of interest expense	1,164	1,565
Deferred income taxes	6,710	(21,202)
Allowance for doubtful accounts receivable	1,692	4,309
Contingent acquisition liability adjustments, net	(12,625)	(4,438)
Loss on disposition of assets	283	—
Gain on disposition of discontinued operations	—	(509)
Goodwill impairment	—	122,045
Other impairment	98	204
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(35,687)	(38,522)
Prepaid expenses and other assets	(7,717)	(778)
Accounts payable	(2,685)	(3,021)
Accrued liabilities	2,171	(1,125)
Accrued compensation-related costs	(3,748)	(10,909)
Income taxes payable	979	6,113
Other liabilities	3,618	(5,157)

Net cash provided by operating activities	34,103	26,893
Cash flows from investing activities:
Purchases of property and equipment	(31,160)	(15,065)
Acquisitions of businesses, net of cash acquired	(21,379)	(89,180)
Proceeds from dispositions, net of selling costs	—	824
Payments of acquisition liabilities	(2,196)	(1,110)
Capitalized client-facing software	(611)	(864)

Net cash used in investing activities	(55,346)	(105,395)
Cash flows from financing activities:
Issuances of common stock	5,488	2,431
Repurchases of common stock	(18,207)	(20,797)
Payments of contingent acquisition liabilities	(592)	(107)
Repayments to banks	(230,633)	(231,201)
Borrowings from banks	268,014	332,947
Other, net	(1,299)	(2,474)

Net cash provided by financing activities	22,771	80,799

Effect of exchange rate changes on cash and cash equivalents	(159)	(13)

Net increase in cash and cash equivalents	1,369	2,284
Cash and cash equivalents at beginning of the period	2,648	1,968

Cash and cash equivalents at end of the period	$4,017	$4,252

Supplemental Consolidated Cash Flow Information
	For the nine months ended September 30,
	2015	2014
Interest paid	$2,368	$1,991
Income taxes paid, net of refunds	$11,630	$4,110

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2015.

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

2015 Acquisitions

On February 23, 2015, we acquired RevenueMed, Inc. to expand our healthcare business. RevenueMed specializes in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $22.1 million, including selling costs, in cash at closing. The purchase agreement provided for a deferred contingent acquisition payment to the selling stockholders of RevenueMed in an amount up to $4.0 million based on the business achieving certain performance targets over the period beginning January 1, 2015 and ending June 30, 2015. We estimated the fair value of the deferred contingent consideration on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. Based on the acquired business’ operating results during the performance period, the maximum earned amount was achieved, and on October 1, 2015, a $4.0 million cash payment was made to settle the contingent acquisition liability. As part of our preliminary purchase price allocation, we recorded $7.0 million in identifiable intangible assets, $14.9 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Other net assets included a liability for uncertain tax positions of $1.3 million, and based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded in prepaid expenses and other current assets. We are still in the process of finalizing our purchase price allocation and the assumptions used to determine the fair value of the intangible assets. In addition, as we complete our review, we may come across additional closing date adjustments not currently recognized in the unaudited consolidated financial statements. These adjustments may revise our preliminary purchase price allocation. Post-acquisition adjustments relating to facts and circumstances at the closing date, if any, will be recorded to goodwill when identified for a period not exceeding 12 months.

2014 Acquisitions

On May 14, 2014, we acquired Cymetrix Corporation to expand our healthcare business. Cymetrix specializes in providing business process management services to hospital and healthcare networks. This acquisition included approximately 600 professionals and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $76.9 million, including selling costs, in cash at closing. The terms of the original agreement included deferred contingent consideration to be paid to the selling stockholders of Cymetrix of up to $25.0 million based on the business achieving certain performance targets over the period beginning November 1, 2014 and ending October 31, 2015. The deferred contingent consideration fair value was estimated on the closing date to be $20.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. During the nine months ended September 30, 2015, we recorded $15.4 million of other operating benefit reflecting a fair value adjustment (see Note 12 — Fair Value). On May 15, 2015, we signed an amendment to the original agreement which effectively changed the deferred contingent consideration to a fixed cash payment of $10.0 million to be paid on or before December 31, 2015. During the nine months ended September 30, 2015, we removed the contingency and recorded $2.1 million of other operating costs reflecting a fair value adjustment. This resulted in a definitive deferred acquisition liability of $10.0 million. In accordance with our final purchase price allocation we recorded $1.4 million in cash, $11.3 million in accounts receivable, net, $1.6 million in other current assets, $11.8 million in property and equipment, net, $71.3 million in goodwill, $18.0 million in identifiable intangible assets, and $36.9 million in total liabilities.

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

See Note 12 — Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Total revenues	$230,258	$233,479	$688,986	$670,865
Net income (loss) from continuing operations	$14,176	$16,149	$47,085	$(49,733)
Basic net income (loss) from continuing operations per basic share	$0.30	$0.33	$0.98	$(1.02)
Shares used in computing net income (loss) per basic share	47,835	48,736	48,036	48,856
Diluted net income (loss) from continuing operations per diluted share	$0.29	$0.32	$0.96	$(1.02)
Shares used in computing net income (loss) per diluted share	49,155	49,827	49,297	48,856

3.	DISPOSITIONS

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues before reimbursements:
Disputes, Investigations & Economics	$80,099	$79,862	$237,808	$232,188
Financial, Risk & Compliance	28,302	37,251	92,754	100,855
Healthcare	74,500	62,964	212,739	162,145
Energy	26,733	25,457	78,512	71,906

Total revenues before reimbursements	$209,634	$205,534	$621,813	$567,094

Total revenues:
Disputes, Investigations & Economics	$86,826	$85,518	$255,552	$250,046
Financial, Risk & Compliance	31,069	44,878	107,808	121,100
Healthcare	80,821	69,035	230,802	179,877
Energy	31,542	30,708	92,706	84,961

Total revenues	$230,258	$230,139	$686,868	$635,984

Segment operating profit:
Disputes, Investigations & Economics	$28,445	$27,264	$78,435	$78,195
Financial, Risk & Compliance	10,383	17,246	36,654	44,255
Healthcare	24,091	18,726	67,073	48,230
Energy	7,698	8,766	23,133	22,262

Total segment operating profit	70,617	72,002	205,295	192,942

Segment reconciliation to income (loss) from continuing operations before income tax expense (benefit):
Reconciling items:
General and administrative expenses	36,629	34,067	111,362	101,406
Depreciation expense	5,954	5,116	17,033	14,378
Amortization expense	2,084	1,673	6,650	4,668
Other operating costs (benefit), net	283	(834)	(9,504)	117,811
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	2,714	2,327	9,181	8,627

Operating income (loss)	22,953	29,653	70,573	(53,948)
Interest and other expense, net	613	1,829	3,330	4,172

Income (loss) from continuing operations before income tax expense (benefit)	$22,340	$27,824	$67,243	$(58,120)

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	September 30, 2015	December 31, 2014
Disputes, Investigations & Economics	$344,095	$322,014
Financial, Risk & Compliance	86,808	83,834
Healthcare	310,692	289,229
Energy	110,137	103,218
Unallocated assets	125,290	105,198

Total assets	$977,022	$903,493

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	September 30, 2015	December 31, 2014
Goodwill	$707,346	$695,561
Less—accumulated amortization	(5,425)	(5,425)
Less—accumulated goodwill impairment	(122,045)	(122,045)

Goodwill, net	$579,876	$568,091

Changes made to our goodwill balances during the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy	Total Company
Goodwill, net as of January 1, 2014	$354,221	$55,330	$129,191	$76,601	$615,343
Acquisitions	3,100	—	76,034	—	79,134
Impairment	(122,045)	—	—	—	(122,045)
Adjustments	(116)	(26)	(9)	—	(151)
Foreign currency	(442)	12	—	(5)	(435)

Goodwill, net as of September 30, 2014	$234,718	$55,316	$205,216	$76,596	$571,846

Goodwill, net as of January 1, 2015	231,730	55,320	204,469	76,572	568,091
Acquisitions	—	—	14,854	—	14,854
Adjustments	(116)	(26)	(9)	—	(151)
Foreign currency	(2,837)	45	(130)	4	(2,918)

Goodwill, net as of September 30, 2015	$228,777	$55,339	$219,184	$76,576	$579,876

We performed our annual goodwill impairment test as of May 31, 2015 (see Note 2 — Summary of Significant Accounting Policies in our 2014 10-K). The key assumptions included: internal projections completed during our second quarter 2015 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; company specific risk considerations; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth.

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

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test as of May 31, 2016.

In our 2014 annual impairment test, the estimated fair value of our Disputes, Investigations & Economics reporting unit was less than its net asset carrying value by approximately 1% as of May 31, 2014. As such, we performed the second step of the goodwill impairment test on this reporting unit, and based on the result in May 2014, a pre-tax goodwill impairment of $122.0 million was recorded as a separate line item within other operating costs (benefit) during the quarter ended June 30, 2014. The impairment was non-cash in nature and did not affect our liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement. For further information regarding the impairment, see Note 6 – Goodwill and Intangible Assets, Net in our 2014 10-K.

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

Intangible assets consisted of (in thousands):

	September 30, 2015	December 31, 2014
Intangible assets:
Customer lists and relationships	$100,451	$95,616
Non-compete agreements	22,647	22,326
Other	25,640	26,520

Intangible assets, at cost	148,738	144,462
Less: accumulated amortization	(121,908)	(117,960)

Intangible assets, net	$26,830	$26,502

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At September 30, 2015, our intangible assets consisted of the following (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	6.8	$22,720
Non-compete agreements, net	3.5	1,781
Other intangible assets, net	2.7	2,329

Total intangible assets, net	6.2	$26,830

Total amortization expense was $6.7 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future periods related to intangible assets at September 30, 2015 (in thousands):

Year Ending December 31,	Amount
2015 (October-December)	$1,968
2016	7,307
2017	5,361
2018	3,873
2019	2,624
Thereafter	5,697

Total	$26,830

6.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Basic shares	47,835	48,736	48,036	48,856
Employee stock options	103	186	106	—
Restricted stock and restricted stock units	1,154	870	1,080	—
Contingently issuable shares	63	35	75	—

Diluted shares	49,155	49,827	49,297	48,856

Antidilutive shares (1)	271	93	252	1,362

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Due to a net loss applicable to common stockholders for the nine months ended September 30, 2014, we excluded 1,256 in potentially dilutive securities from the computation for the same period as their effect would be antidilutive.

7.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Amortization of restricted stock and restricted stock unit awards	$2,424	$1,681	$7,413	$6,363
Amortization of stock option awards	197	186	570	572
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	61	63	223	231

Total share-based compensation expense	$2,682	$1,930	$8,206	$7,166

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Cost of services before reimbursable expenses	$1,512	$1,215	$4,879	$3,840
General and administrative expenses	1,170	715	3,327	3,326

Total share-based compensation expense	$2,682	$1,930	$8,206	$7,166

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

At September 30, 2015, we had $16.2 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the nine months ended September 30, 2015, we granted an aggregate of 1,158,311 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $14.8 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	September 30, 2015	December 31, 2014
Billed amounts	$145,933	$135,787
Engagements in process	95,564	69,704
Allowance for uncollectible billed amounts	(9,405)	(10,847)
Allowance for uncollectible engagements in process	(10,933)	(6,992)

Accounts receivable, net	$221,159	$187,652

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Notes receivable—current	$3,503	$3,701
Prepaid recruiting and retention incentives—current	9,879	8,633
Other prepaid expenses and other current assets	17,154	14,808

Prepaid expenses and other current assets	$30,536	$27,142

Other Assets

The components of other assets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Notes receivable—non-current	$5,061	$3,401
Capitalized client-facing software	1,633	2,163
Prepaid recruiting and retention incentives—non-current	14,062	7,482
Prepaid expenses and other non-current assets	2,990	4,340

Other assets	$23,746	$17,386

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the nine months ended September 30, 2015, we issued unsecured employee loans aggregating $4.9 million, and during the nine months ended September 30, 2014, no such loans were issued. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the nine months ended September 30, 2015 and 2014, we capitalized or acquired $0.6 million and $2.4 million, respectively, in capitalized client-facing software. In addition, during the nine months ended September 30, 2015, we transferred $0.5 million of developed software from capitalized client-facing software included in other assets into property and equipment, net due to a change in scope for its use.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the nine months ended September 30, 2015 and 2014, we granted $18.5 million and $11.2 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	September 30, 2015	December 31, 2014
Furniture, fixtures and equipment	$62,363	$65,077
Software	74,622	65,410
Leasehold improvements	39,734	33,807

Property and equipment, at cost	176,719	164,294
Less: accumulated depreciation and amortization	(101,144)	(103,677)

Property and equipment, net	$75,575	$60,617

During the nine months ended September 30, 2015, we invested $31.2 million in property and equipment which included $13.8 million in our technology infrastructure and software (of which $2.3 million was previously accrued), $14.0 million in leasehold improvements mainly relating to the build-out of our new consolidated office space located in New York, New York, and $3.4 million in furniture. During the three months ended September 30, 2015, we received a $1.1 million tenant allowance relating to the leasehold improvements. During the nine months ended September 30, 2015, we disposed of $19.9 million in fully depreciated assets. In addition, we acquired $2.3 million in property and equipment relating to our RevenueMed acquisition and transferred $0.5 million of developed software from capitalized client-facing software included in other assets into property and equipment, net due to a change in scope for its use.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	September 30, 2015	December 31, 2014
Deferred acquisition liabilities	$17,207	$26,202
Deferred revenue	14,505	16,405
Deferred rent—short term	2,727	3,006
Other current liabilities	3,202	6,913

Total other current liabilities	$37,641	$52,526

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	September 30, 2015	December 31, 2014
Deferred acquisition liabilities	$211	$1,760
Deferred rent—long term	14,823	9,015
Other non-current liabilities	5,611	3,612

Total other non-current liabilities	$20,645	$14,387

Deferred acquisition liabilities, current and non-current, at September 30, 2015 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the nine months ended September 30, 2015, we reduced the deferred contingent acquisition liabilities by $12.6 million relating to net fair value adjustments and added $3.8 million in deferred contingent acquisition liabilities relating to the RevenueMed acquisition (see Note 12 — Fair Value and Note 2 — Acquisitions).

The current and non-current portions of deferred rent relates to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2025.

At September 30, 2015, other non-current liabilities included $1.1 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive plan, we issue restricted stock units which vest three years from the grant date to select senior-level client-service employees and leaders based on the achievement of certain performance targets during the prior year.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Unrealized loss on foreign exchange:
Balance at beginning of period	$(12,217)	$(8,437)	$(11,973)	$(9,129)
Unrealized loss on foreign exchange	(2,723)	(950)	(2,967)	(258)

Balance at end of period	$(14,940)	$(9,387)	$(14,940)	$(9,387)

Unrealized gain (loss) on derivatives:
Balance at beginning of period	$(220)	$(169)	$(111)	$(212)
Unrealized gain (loss) on derivatives in period, net of reclassification	(186)	5	(450)	(29)
Reclassified to interest expense	135	121	394	249
Income tax expense	(54)	(49)	(158)	(100)

Balance at end of period	$(325)	$(92)	$(325)	$(92)

	2015	2014
Accumulated other comprehensive loss at September 30,	$(15,265)	$(9,479)

10.	DERIVATIVES AND HEDGING ACTIVITY

During the nine months ended September 30, 2015, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
December 2011	2	December 31, 2012	December 31, 2015	1.17%	$10.0
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$ 5.0
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$ 5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the nine months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, we recorded $0.4 million and $0.2 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

At September 30, 2015, we had $0.5 million of net liability related to the interest rate derivatives.

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

At September 30, 2015, we had aggregate borrowings outstanding of $146.8 million, compared to $109.8 million at December 31, 2014. Based on our financial covenants at September 30, 2015, approximately $232 million in additional borrowings were available to us under the credit facility. At September 30, 2015 we had $7.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2015, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 2.3% and 2.2% for the three months ended September 30, 2015 and 2014, respectively, and 2.2% and 2.3% for the nine months ended September 30, 2015 and 2014, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2015, under the definitions in the credit agreement, our consolidated leverage ratio was 1.3 and our consolidated interest coverage ratio was 4.9. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at September 30, 2015; however, there can be no assurances that we will remain in compliance in the future.

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

We utilize a third-party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 10 — Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from Level 2 observations which include counterparty quotations in over the counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the nine months ended September 30, 2015 and 2014, we recorded $12.6 million and $4.4 million, respectively, in other operating costs (benefit) for a net reduction in the liability reflecting changes in the fair value estimate of the contingent consideration for certain acquisitions made in 2014, 2013, and 2012 (see Note 2 — Acquisitions). Also during the nine months ended September 30, 2015, the contingent consideration liability related to the Cymetrix acquisition was reclassified as a definitive consideration liability (see Note 2 — Acquisitions). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the nine months ended September 30,
	2015	2014
Beginning Balance	$23,272	$6,322
Acquisitions	3,765	20,285
Accretion of acquisition-related contingent consideration	1,075	1,383
Remeasurement of acquisition-related contingent consideration	(12,625)	(4,438)
Payments	(592)	(107)
Reclassification to definitive consideration liability	(10,000)	—

Ending Balance	$4,895	$23,445

At September 30, 2015, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2015 based upon the short-term nature of the assets and liabilities.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2015
Interest rate derivatives, net	$—	$544	$—	$544
Deferred contingent acquisition liabilities	$—	$—	$4,895	$4,895
At December 31, 2014
Interest rate derivatives, net	$—	$184	$—	$184
Deferred contingent acquisition liabilities	$—	$—	$23,272	$23,272

13.	OTHER OPERATING COSTS (BENEFIT)

Contingent Acquisition Liability Adjustment, Net

During the three months ended September 30, 2014, we recorded a benefit of $0.8 million, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 12 — Fair Value).

During the nine months ended September 30, 2015 and 2014, we recorded a benefit of $12.6 million and $4.4 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 12 — Fair Value). The adjustment made in 2015 relates primarily to our Cymetrix acquisition.

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 12 — Fair Value).

Office Consolidation, Net

During the nine months ended September 30, 2015, we recorded a cost of $2.7 million related to our new consolidated office space located in New York, New York which we took possession of on October 22, 2014. The cost includes future rent expense, net of expected sublease income, accelerated depreciation and deferred rent relating to the old space and rent expense for duplicate rent as we occupied our old New York offices until completion of the build-out of the new space.

We have recorded $3.5 million in current and non-current liabilities for restructured real estate. The activity for the nine months ended September 30, 2015 was as follows:

Office Space Reductions
Balance at December 31, 2014	$242
Cost to operations during the nine months ended September 30, 2015	1,354
Deferred rent liability	2,661
Utilized during the nine months ended September 30, 2015	(799)

Balance at September 30, 2015	$3,458

Goodwill impairment

During the nine months ended September 30, 2014, we recorded a pretax goodwill impairment of $122.0 million. See Note 5 – Goodwill and Intangible Assets, Net.

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

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain contractual milestones or outcomes. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized. Revenue is also earned on a per unit or subscription basis. Regardless of the terms of our engagements, our ability to earn those fees is reliant on the experience and expertise of our client-service employees.

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

While hiring and retention of employees are key to driving revenues, client-service employee levels and related compensation in excess of demand drive additional costs that can negatively impact operating profit margin. From time to time, we engage independent contractors and hire project employees to supplement our client-service employees on certain engagements, which allows us to adjust staffing in response to changes in demand for our services, and manage our costs accordingly.

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

Acquisitions

        For details regarding our recent acquisitions, see Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented has been included in our discussion below.

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

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client-Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

•	Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

•	Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and Non-billable criteria also apply to period-end FTE.

•	Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance-based services and related to Technology, Data & Process FTE are excluded from average bill rate.

•	Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually). Hours related to Technology, Data & Process FTE are excluded from average utilization rate.

•	Billable hours are the number of hours our Consulting FTE recorded time to client engagements during the reporting period. Recorded hours related to Technology, Data & Process FTE are excluded from billable hours.

•	Segment operating profit represents total revenues less costs of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense attributable to retention incentives.

•	Organic basis — represents revenues before reimbursements adjusted to include the impact of our acquisitions as if we owned them from the beginning of each comparable period (similar to our pro forma information included in Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements) and adjusted to exclude the impact of foreign currency exchange rate fluctuations.

•	All FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Results for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

			2015 over 2014 Increase (Decrease) Percentage			2015 over 2014 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014		2015	2014
Key operating metrics:
Average FTE
-Consulting	1,562	1,567	(0.3)	1,561	1,557	0.3
-Technology, Data & Process	2,809	1,168	140.5	2,449	851	187.8
-Non-billable	720	601	19.8	689	572	20.5
Period end FTE
-Consulting	1,588	1,592	(0.3)	1,588	1,592	(0.3)
-Technology, Data & Process	2,843	1,199	137.1	2,843	1,199	137.1
-Non-billable	735	604	21.7	735	604	21.7
Average bill rate	$289	$283	2.1	$289	$281	2.8
Utilization	74%	74%	—	75%	75%	—

Overview. During the three months ended September 30, 2015 and 2014, we reported $14.2 million and $16.3 million in net income from continuing operations, respectively. Revenues before reimbursements (RBR) increased 2.0%, or 1.2% on an organic basis (which excludes a foreign currency impact of 0.7%), for the three months ended September 30, 2015 compared to the corresponding period in 2014. RBR increased due to organic growth as well as contributions from acquisitions primarily within our Healthcare segment. Cost of services, general and administrative expenses, and depreciation and amortization expenses also increased primarily as a result of the acquisitions and higher average FTE while interest expense and our effective income tax rate both decreased for the three months ended September 30, 2015 compared to the corresponding period in 2014.

During the nine months ended September 30, 2015 and 2014, we reported net income from continuing operations of $47.1 million and net loss from continuing operations of $49.2 million, respectively. During the nine months ended September 30, 2015, we recorded an other operating benefit of $9.5 million which included a deferred contingent acquisition liability benefit of $12.6 million mainly relating to our acquisition of Cymetrix (see Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements) and office consolidation costs of $2.7 million. During the nine months ended September 30, 2014, we recorded other operating costs of $117.8 million which included a pre-tax goodwill impairment of $122.0 million (see Note 5 — Goodwill and Intangible Assets, Net to the notes to our unaudited consolidated financial statements), a deferred contingent acquisition liability benefit and a software impairment charge. For further details on other operating costs (benefit), see below. RBR increased 9.6%, or 4.4% on an organic basis (which excludes foreign currency impact of 0.7%) for the nine months ended September 30, 2015 compared to the corresponding period in 2014. RBR increased mainly due to organic growth in the Healthcare and Energy segments as well as contributions from acquisitions primarily within our Healthcare segment. These RBR increases were offset by a decrease in RBR from our Financial, Risk & Compliance segment. In addition to the impact of other operating costs (benefits) discussed above, cost of services, general and administrative expenses, depreciation and amortization expense increased primarily as a result of the acquisitions and an increase in average FTE for the nine months ended September 30, 2015 compared to the corresponding period in 2014. These increases were partially offset by a lower effective income tax rate excluding the impact of our 2014 goodwill impairment for the nine months ended September 30, 2015 compared to the corresponding period in 2014. Further details regarding these variances are found below.

Revenues before Reimbursements. For the three months ended September 30, 2015, RBR increased 2.0% compared to the corresponding period in 2014. On an organic basis (which excludes a foreign currency impact of 0.7%), RBR increased 1.2% for the three months ended September 30, 2015 compared to the corresponding period in 2014. For further discussion of RBR, see segment results below.

Utilization levels were flat for the three months ended September 30, 2015 compared to the corresponding period in 2014 and average bill rate increased 2.1% to $289 over the same periods. Average FTE — Consulting decreased 0.3% for the three months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to attrition within the Disputes, Investigations & Economics segment partially offset by hiring within our Energy segment. Average FTE — Technology, Data & Process increased 140.5% for the three months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to our acquisition of RevenueMed, which added 1,467 average FTE.

For the nine months ended September 30, 2015, RBR increased 9.6% compared to the corresponding period in 2014. On an organic basis (excluding foreign currency impact of 0.7%), RBR increased 4.4% for the nine months ended September 30, 2015 compared to the corresponding period in 2014. For further discussion of RBR, see segment results below.

Utilization levels were flat for the nine months ended September 30, 2015 compared to the corresponding period in 2014 and average bill rate increased 2.8% to $289 during the same periods. Average FTE — Consulting increased 0.3% for the nine months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to hiring within the Financial, Risk & Compliance and Energy segments partially offset by planned personnel action within the Disputes, Investigations & Economics and Healthcare segments. Average FTE — Technology, Data & Process increased 187.8% for the nine months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to our acquisitions of Cymetrix and RevenueMed, which added 1,168 average FTE (calculated based on our period of ownership during the nine month period).

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 4.3% for the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase was mainly due to acquisitions and an increase in compensation expense, benefits expenses, recruiting and retention costs and incentive based compensation. These increases were partially offset by certain margin improvement initiatives. In addition, severance expense relating to client-service FTE for the three months ended September 30, 2015 and 2014 was $0.1 million and $0.5 million, respectively.

Cost of services before reimbursable expenses increased 11.2% for the nine months ended September 30, 2015 compared to the corresponding period in 2014. In addition to reasons discussed above, severance expense increased and training costs decreased for the nine months ended September 30, 2015 compared to the corresponding period in 2014. Severance expense relating to client-service FTE for the nine months ended September 30, 2015 and 2014 was $4.8 million and $2.7 million, respectively, mainly relating to our Disputes, Investigations & Economics and Healthcare segments as we continue to better align our resources with demand for certain services and integrate our recent acquisitions.

        General and Administrative Expenses. General and administrative expenses increased 7.5% for the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase was mainly due to higher compensation and benefits expense as a result of an increase in Average FTE — non-billable, higher incentive based compensation and incremental costs relating to our acquisition of RevenueMed (acquired in February 2015). In addition, during the three months ended September 30, 2015 compared to the corresponding period in 2014, technology expenses were higher due to license renewals and an increase in cloud storage costs partly as a result of less absorption by our technology, data and process business, and facilities expense was also higher due to a prior year operating expense abatement which ended. These increases were offset by bad debt expenses which were $0.1 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. Average non-billable FTE related to general and administrative expenses for the three months ended September 30, 2015 and 2014 was 656 and 545, respectively. General and administrative expenses increased to 17.5% of RBR for the three months ended September 30, 2015 compared to 16.6% of RBR for the three months ended September 30, 2014 mainly due to the higher compensation and benefits expense resulting from increased non-billable FTE and higher facilities expense due to the prior year operating expense abatement which ended.

General and administrative expenses increased 9.8% for the nine months ended September 30, 2015 compared to the corresponding period in 2014. The increase was mainly a result of reasons discussed above. In addition to incremental costs relating to our acquisition of RevenueMed in February 2015, our acquisition of Cymetrix in May 2014 added additional general and administrative costs during the nine months ended September 30, 2015 compared to the corresponding period in 2014. During the same period, marketing costs and other outside consulting costs were higher relating to certain corporate initiatives which were offset by lower acquisition costs. Bad debt expenses were $1.7 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively. Average non-billable FTE related to general and administrative expenses for the nine months ended September 30, 2015 and 2014 was 625 and 519, respectively. General and administrative expenses were 17.9% of RBR for the nine months ended September 30, 2015 and 2014, reflecting the increase in RBR.

Depreciation Expense. The increase in depreciation expense of 16.4% and 18.5% for the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014, respectively, was primarily due to increased technology infrastructure spending, software, leasehold improvements and recent acquisitions.

Amortization Expense. Amortization expense increased 24.6% and 42.5% for the three and nine months ended September 30, 2015 compared to the corresponding period in 2014, respectively. The increase was due to the recent acquisitions offset by amortization relating to certain intangible assets as their useful lives came to term.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment, net. During the nine months ended September 30, 2015, we recorded benefits of $12.6 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. The adjustments made in 2015 relate primarily to our Cymetrix acquisition and are discussed further below under “Segment Results”. Similarly, during the three and nine months ended September 30, 2014, we recorded benefits of $0.8 million and $4.4 million, respectively, relating to the fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 12 – Fair Value to the notes to our unaudited consolidated financial statements).

Office consolidation, net. During the nine months ended September 30, 2015, we recorded a cost of $2.7 million related to our new consolidated office space located in New York, New York which we took possession of on October 22, 2014. The cost includes future rent expense, net of expected sublease income, accelerated depreciation and deferred rent relating to the old space and rent expense for duplicate rent as we occupied our old New York offices until completion of the build-out of the new space.

Goodwill impairment. During the nine months ended September 30, 2014, we performed our annual goodwill impairment test. Based upon the results of the two-step test, a pretax goodwill impairment of $122.0 million was recorded. For further details, see Note 5 – Goodwill and Intangible Assets, Net to the notes to our unaudited consolidated financial statements.

Interest Expense. Interest expense decreased 47.6% or $0.9 million and decreased 4.5% or $0.2 million for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease for the three months ended September 30, 2015 compared to the corresponding period in 2014 was mainly due to lower imputed interest relating to the deferred contingent consideration payable to the Cymetrix selling stockholders and slightly lower average borrowings partially offset by higher average borrowing rate. The decrease for the nine months ended September 30, 2015 compared to the corresponding period in 2014 was due to the lower incremental imputed interest discussed above and slightly lower average borrowing rate partially offset by higher average borrowings. Average borrowing rates were 2.3% and 2.2% for the three months ended September 30, 2015 and 2014, respectively. Average borrowing rates were 2.2% and 2.3% for the nine months ended September 30, 2015 and 2014, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the nine months ended September 30, 2015 is not comparable to the prior year period due to the impact of a goodwill impairment of approximately $122.0 million related to both tax deductible and non-tax deductible components of goodwill recorded during the quarter ended September 30, 2014 that reduced income tax expense by approximately $35.1 million.

The effective income tax rate from continuing operations for the three months ended September 30, 2015 and 2014 was approximately 36.5% and 41.6%, respectively. The decrease in the effective income tax rate for the three months ended September 30, 2015 as compared to the prior year period was primarily attributable to a favorable change in the mix of pre-tax income attributable to lower tax jurisdictions as well as favorable legislative changes associated with the sourcing of income in Washington, D.C. The Washington, D.C. legislative changes reduced deferred income tax expense by approximately $0.5 million during the three months ended September 30, 2015.

The effective income tax rate for the nine months ended September 30, 2015 and 2014 excluding the goodwill impairment charge from continuing operations would have been 29.9% and 41.0% respectively. The decrease in the effective income tax rate for the nine months ended September 30, 2015 as compared to the prior year period relates to discrete items recorded in the current year including the nontaxable nature of a deferred contingent acquisition liability fair value adjustment which resulted in a 9.2 percentage point decrease in effective income tax rate, favorable state-enacted legislative changes and favorable income tax settlements recorded in the current year period as compared to discrete items in the prior year period that primarily related to unfavorable state-enacted legislative changes and non-deductible acquisition related costs.

Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax was $0.5 million for the nine months ended September 30, 2014. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the nine months ended September 30, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments.

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

Disputes, Investigations & Economics
			2015 over 2014 Increase (Decrease) Percentage			2015 over 2014 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014		2015	2014
Revenues before reimbursements (in 000s)	$80,099	$79,862	0.3	$237,808	$232,188	2.4
Total revenues (in 000s)	$86,826	$85,518	1.5	$255,552	$250,046	2.2
Segment operating profit (in 000s)	$28,445	$27,264	4.3	$78,435	$78,195	0.3
Key segment operating metrics:
Segment operating profit margin	35.5%	34.1%	4.1	33.0%	33.7%	(2.1)
Average FTE—Consulting	481	516	(6.8)	488	521	(6.3)
Average FTE—Technology, Data & Process	210	202	4.0	211	197	7.1
Average utilization rates based on 1,850 hours	76%	72%	5.6	75%	72%	4.2
Average bill rate	$373	$370	0.8	$373	$365	2.2

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

RBR for this segment increased 1.6% on an organic basis (which excludes a foreign currency impact of 1.3%) for the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase in RBR was mainly due to increased demand for our global construction expertise, international arbitration, and financial services, healthcare and commercial litigation disputes work partially offset by decreased demand in economic consulting engagements, forensic accounting investigations and technology, data and processing work. Average FTE – Consulting decreased 6.8% due to planned personnel action partially offset by recent hires. Average FTE – Technology, Data & Process increased 4.0% over the same periods in connection with the anticipated demand for those services. Average bill rate increased 0.8% to $373 for the three months ended September 30, 2015, compared to the corresponding period in 2014. Utilization increased 5.6% in line with the segment’s RBR for the three months ended September 30, 2015 compared to the corresponding period in 2014. For the three months ended September 30, 2015 segment operating profit increased $1.2 million mainly due to the RBR increases discussed above partially offset by related costs of services. Segment operating profit margin increased 1.4 percentage points partially due to RBR recognized during the three months ended September 30, 2015 for projects with contingencies that had been resolved during the period for which certain costs had previously been incurred as well as increased utilization within certain areas. In addition, during the three months ended September 30, 2015 compared to the corresponding period in 2014, lower compensation and benefits expense, technology related costs and the realization of other cost saving initiatives were partially offset by higher incentive based compensation attributable to performance.

RBR for this segment increased 3.4% on an organic basis (which excludes a foreign currency impact of 1.3%) for the nine months ended September 30, 2015 compared to the corresponding period in 2014. The increase in RBR was mainly due to increased demand for our global construction expertise, international arbitration, financial services, healthcare and commercial litigation disputes work and technology, data and processing work partially offset by decreased demand in economic consulting engagements and forensic accounting investigations. For the nine months ended September 30, 2015 compared to the corresponding period in 2014, Average FTE — Consulting decreased 6.3% due to planned personnel action and Average FTE — Technology, Data & Process increased 7.1% due to anticipated demand for those services. Average bill rate increased 2.2% to $373 for the nine months ended September 30, 2015, compared to the corresponding period in 2014. Utilization increased 4.2% in line with the segment’s increase in RBR. For the nine months ended September 30, 2015 segment operating profit increased $0.2 million mainly due to increased RBR partially offset by increased costs discussed below. Segment operating profit margin decreased 0.7 percentage points mainly due to higher compensation and benefits expense and incentive based compensation partially offset by higher RBR for the nine months ended September 30, 2015 compared to the corresponding period in 2014. For the nine months ended September 30, 2015 and 2014, severance expense was $3.5 million and $0.8 million, respectively.

Financial, Risk & Compliance
			2015 over 2014 Increase (Decrease) Percentage			2015 over 2014 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014		2015	2014
Revenues before reimbursements (in 000s)	$28,302	$37,251	(24.0)	$92,754	$100,855	(8.0)
Total revenues (in 000s)	$31,069	$44,878	(30.8)	$107,808	$121,100	(11.0)
Segment operating profit (in 000s)	$10,383	$17,246	(39.8)	$36,654	$44,255	(17.2)
Key segment operating metrics:
Segment operating profit margin	36.7%	46.3%	(20.7)	39.5%	43.9%	(10.0)
Average FTE—Consulting	290	282	2.8	296	265	11.7
Average utilization rates based on 1,850 hours	69%	78%	(11.5)	76%	81%	(6.2)
Average bill rate	$284	$276	2.9	$278	$277	0.4

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

RBR for this segment decreased 24.0% on an organic basis (which excludes a foreign currency impact of 0.1%) for the three months ended September 30, 2015 compared to the corresponding period in 2014. The decrease in RBR was mainly due to lower volume of work from an ongoing large financial institution client. In addition, despite ongoing demand, several large engagements relating to regulatory and compliance work, wound down during the second half of 2014 and had not been replaced with similar sized engagements. Average FTE — Consulting increased 2.8% for the three months ended September 30, 2015 compared to the corresponding period in 2014 primarily due to additional hiring and the conversion of certain project employees to FTE status in the second half of 2014. Average bill rate increased 2.9% to $284 for the three months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to a change in consultant and project mix. Utilization decreased 11.5% for the three months ended September 30, 2015 compared to the corresponding period in 2014, mainly due to the lower volume of work discussed above. Segment operating profit and segment operating profit margin decreased $6.9 million and 9.6 percentage points, respectively, for the three months ended September 30, 2015 compared to the corresponding period in 2014. Segment operating profit decreased due to lower RBR partially offset by lower cost of services. During the three months ended September 30, 2015 compared to the corresponding period in 2014, segment operating profit margin decreased due to lower utilization and reduced use of project employees and the conversion of those employees to FTE status partially offset by lower incentive based compensation. Project employees are not reflected in the metrics above.

RBR for this segment decreased 8.0% on an organic basis (which excludes a foreign currency impact of 0.2%) for the nine months ended September 30, 2015 compared to the corresponding period in 2014. The decrease in RBR was mainly due to lower volume of work from an ongoing large financial institution client. Average FTE — Consulting increased 11.7% for the nine months ended September 30, 2015 compared to the corresponding period in 2014 primarily due to additional compliance consulting work and continuing demand for anti-money laundering consulting services which drove additional hiring and the conversion of certain project employees to FTE status in the second half of 2014. Average bill rate increased 0.4% to $278 for the nine months ended September 30, 2015 compared to the corresponding period in 2014. Utilization decreased 6.2% for the nine months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to the lower volume of work discussed above in the current year period compared to the prior year period. For the nine months ended September 30, 2015 compared to the corresponding period in 2014, segment operating profit and segment operating profit margin decreased $7.6 million and 4.4 percentage points, respectively due to the decrease in RBR and higher wages and benefits relating to increase in Average FTE-Consulting discussed above offset by lower incentive based compensation.

Healthcare
			2015 over 2014 Increase (Decrease) Percentage			2015 over 2014 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014		2015	2014
Revenues before reimbursements (in 000s)	$74,500	$62,964	18.3	$212,739	$162,145	31.2
Total revenues (in 000s)	$80,821	$69,035	17.1	$230,802	$179,877	28.3
Segment operating profit (in 000s)	$24,091	$18,726	28.7	$67,073	$48,230	39.1
Key segment operating metrics:
Segment operating profit margin	32.3%	29.7%	8.8	31.5%	29.7%	6.1
Average FTE—Consulting	443	438	1.1	440	444	(0.9)
Average FTE—Technology, Data & Process	2,536	915	177.2	2,173	602	261.0
Average utilization rates based on 1,850 hours	77%	74%	4.1	76%	75%	1.3
Average bill rate	$269	$260	3.5	$274	$256	7.0

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

RBR for this segment increased 18.3% for the three months ended September 30, 2015 compared to the corresponding period in 2014. RBR for three months ended September 30, 2015 reflected the February 2015 acquisition of RevenueMed (see Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements). On an organic basis, RBR increased 13.1% (which excludes a foreign currency impact of 0.2%) for the three months ended September 30, 2015 compared to the corresponding period in 2014. RBR benefited, on an organic basis, primarily from an increased demand in all consulting areas including provider performance solutions, payer provider strategy, life sciences as well as increases in our business process management services. Average FTE — Consulting increased 1.1% for the three months ended September 30, 2015 compared to corresponding period in 2014, while utilization increased 4.1% for the same period due mainly to increased demand. Average FTE — Technology, Data & Process increased 177.2% for the three months ended September 30, 2015 compared to the corresponding period in 2014 due to the above-mentioned acquisition. The 2015 acquisition of RevenueMed added 1,467 Average FTE — Technology, Data & Process during the three months ended September 30, 2015. Average bill rate increased 3.5% to $269 for the three months ended September 30, 2015 due to rate increases and change in project mix. For the three months ended September 30, 2015, segment operating profit and segment operating profit margin increased $5.4 million and 2.6 percentage points, respectively, due to the above-mentioned acquisition, increased bill rates, higher utilization for consulting services and other margin improvement initiatives.

RBR for this segment increased 31.2% for the nine months ended September 30, 2015 compared to the corresponding period in 2014. RBR for the nine months ended September 30, 2015 reflected the May 2014 acquisition of Cymetrix and February 2015 acquisition of RevenueMed (see Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements). On an organic basis, RBR increased 9.9% (which excludes a foreign currency impact of 0.3%) for the nine months ended September 30, 2015 compared to the corresponding period in 2014. RBR benefited, on an organic basis, primarily from an increased demand for provider performance solutions, work relating to the implementation of ICD10 and regulatory work for governmental agencies. During the nine months ended September 30, 2015, we recorded a decrease in the fair value of the deferred contingent acquisition liability relating to Cymetrix due to slower than expected near-term RBR growth for our business process management services business. In addition, in order to better integrate Cymetrix into our existing business and in an effort to improve operating efficiencies, we converted the deferred contingent acquisition liability to a fixed cash payment of $10.0 million to be paid on or before December 31, 2015 (see Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements). Average FTE — Consulting decreased 0.9% for the nine months ended September 30, 2015 compared to corresponding period in 2014, and utilization increased 1.3% for the same period. Average FTE — Technology, Data & Process increased 261.0% for the nine months ended September 30, 2015 compared to the corresponding period in 2014 due to the above mentioned acquisitions as well as new hires relating to our physician revenue cycle management group. Average FTE — Technology, Data & Process for the nine months ended September 30, 2015 reflected partial period employment of approximately 1,500 professionals. Average bill rate increased 7.0% to $274 for the nine months ended September 30, 2015 due to bill rate increases and change in project mix. For the nine months ended September 30, 2015, segment operating profit increased $18.8 million and segment operating profit margin increased 1.8 percentage points compared to the corresponding period in 2014 due to reasons discussed above.

Energy
			2015 over 2014 Increase (Decrease) Percentage			2015 over 2014 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014		2015	2014
Revenues before reimbursements (in 000s)	$26,733	$25,457	5.0	$78,512	$71,906	9.2
Total revenues (in 000s)	$31,542	$30,708	2.7	$92,706	$84,961	9.1
Segment operating profit (in 000s)	$7,698	$8,766	(12.2)	$23,133	$22,262	3.9
Key segment operating metrics:
Segment operating profit margin	28.8%	34.4%	(16.3)	29.5%	31.0%	(4.8)
Average FTE—Consulting	349	331	5.4	337	327	3.1
Average FTE—Technology, Data & Process	64	51	25.5	65	53	22.6
Average utilization rates based on 1,850 hours	73%	76%	(3.9)	75%	74%	1.4
Average bill rate	$200	$191	4.7	$200	$189	5.8

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

RBR for this segment increased 5.8% on an organic basis (which excludes a foreign currency impact of 0.8%) for the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase was mainly due to continued strength with our strategy and operations engagements and market intelligence while the remainder of the segment remained relatively flat. Utilization decreased 3.9% for the three months ended September 30, 2015 compared to the corresponding period in 2014. Average bill rate increased 4.7% to $200 due to rate increases and project mix. Average FTE — Consulting increased 5.4% relating to new hires within the segment’s strategy and operational improvement business partially offset by attrition and the personnel reclassification mentioned below. Average FTE — Technology, Data & Process increased 25.5% for the three months ended September 30, 2015 compared to the corresponding period in 2014 due to the reclassification of 10 FTE professionals previously reported within FTE — Consulting to FTE — Technology, Data & Process in 2015 in order to combine our research, benchmarking and modeling teams. For the three months ended September 30, 2015 compared to the corresponding period in 2014, segment operating profit and segment operating profit margin decreased $1.1 million and 5.6 percentage points, respectively, due to higher compensation and benefits expenses and incentive based compensation partially offset by higher RBR and certain margin improvement initiatives.

RBR for this segment increased 9.9% on an organic basis (which excludes a foreign currency impact of 0.7%) for the nine months ended September 30, 2015 compared to the corresponding period in 2014. The increase was mainly due to reasons discussed above. Utilization increased 1.4% for the nine months ended September 30, 2015 compared to the corresponding period in 2014. Average bill rate increased 5.8% to $200 for the same periods due to bill rate increases and project mix. Average FTE — Consulting increased 3.1% relating to new hires within our business strategy and operational improvement business offset by attrition and the personnel reclassification mentioned above. Average FTE — Technology, Data & Process increased 22.6 % for the nine months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to the personnel reclassification mentioned above. For the nine months ended September 30, 2015 compared to the corresponding period in 2014, segment operating profit increased $0.9 million due to higher RBR partially offset by higher compensation and benefits expenses and incentive based compensation. Segment operating profit margin decreased 1.5 percentage points across the same periods mainly due to higher compensation and benefits expenses and incentive based compensation which increased at a higher rate than RBR.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the nine months ended September 30, 2015:

	2015	2014
Net cash provided by operating activities	$34,103	$26,893
Net cash used in investing activities	$(55,346)	$(105,395)
Net cash provided by financing activities	$22,771	$80,799

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

We calculate accounts receivable Days Sales Outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 81 days at September 30, 2015, compared to 77 days at September 30, 2014.

Operating Activities

Net cash provided by operating activities was $34.1 million and $26.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2015 compared to the corresponding period in 2014 was primarily due to a decrease in working capital requirements.

Investing Activities

Net cash used in investing activities was $55.3 million and $105.4 million for the nine months ended September 30, 2015 and 2014, respectively. Cash used in investing activities was lower in the nine months ended September 30, 2015 compared to the corresponding period in 2014 due primarily to acquisitions in the prior period (see Note 2 — Acquisitions to the notes to our unaudited consolidated financial statements), partially offset by higher capital expenditures related to the consolidation of our offices located in New York, New York and technology infrastructure primarily associated with the growth of our Technology, Data & Process businesses.

Financing Activities

Net cash provided by financing activities was $22.8 million and $80.8 million for the nine months ended September 30, 2015 and 2014, respectively. Cash provided by financing activities decreased primarily due to higher borrowings during the nine months ended September 30, 2014 related to our 2014 acquisitions. We purchased 1,247,872 shares of our common stock in the open market for $18.2 million during the nine months ended September 30, 2015, compared to 1,204,124 shares for $20.8 million during the nine months ended September 30, 2014.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 — Bank Debt to the notes to our unaudited consolidated financial statements.

At September 30, 2015, we had total contractual obligations of $288.5 million. The following table shows the components of our significant commitments at September 30, 2015 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2015	2016 to 2017	2018 to 2019	Thereafter
Deferred acquisition liabilities (a)	$17,418	$15,979	$1,439	$—	$—
Revolving credit facility (b)	146,814	—	—	146,814	—
Lease commitments (c)	124,266	6,197	46,120	30,017	41,932

Total contractual obligations	$288,498	$22,176	$47,559	$176,831	$41,932

a)	At September 30, 2015, we had $17.4 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $4.9 million was in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reaches its maximum target, our maximum deferred acquisition liabilities would have been $26.5 million at September 30, 2015.

b)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 11 — Bank Debt to the notes to our unaudited consolidated financial statements for further information on our credit facility.

c)	At September 30, 2015, we had $7.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Through September 30, 2015, we have repurchased an aggregate of 6,796,613 shares of our common stock for approximately $95.2 million under our share repurchase program. Effective July 1, 2015, the share repurchase authorization was increased to $100.0 million. At September 30, 2015, we had approximately $93.9 million remaining for repurchase under the authorization.

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

As we further develop our strategic goals, we anticipate taking certain actions which may include compensation and staffing alignment, improved practice cost management and targeted general and administrative expense reductions. Such actions may result in additional severance expense. We continue to evaluate under-performing practice areas and are considering various options to improve our overall financial results.

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

At September 30, 2015, our interest rate derivatives effectively fixed our LIBOR base rate on $60.0 million of our debt. Based on borrowings under the credit facility at September 30, 2015 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $86.8 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

At September 30, 2015, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2015, we had net assets of approximately $44.4 million with a functional currency of the United Kingdom Pound Sterling and $11.1 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At September 30, 2015, we had net assets denominated in non-functional currency of approximately $1.6 million. As such, a ten percent change in the value of the local currency would have resulted in a $0.2 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the United States are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the United States.

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

There has been no change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
Jul 1 - 31, 2015	142,700	$14.81	142,700	$97,886,983
Aug 1 - 31, 2015	128,400	$15.64	128,400	$95,878,798
Sep 1 - 30, 2015	128,100	$15.65	128,100	$93,873,992

Total	399,200	$15.35	399,200	$93,873,992

(a)	On October 25, 2011, our board of directors extended its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the share repurchase authorization by approximately $50 million. On May 14, 2015, our board of directors increased the share repurchase authorization to $100 million and extended the authorization to December 31, 2017, effective July 1, 2015. As increased and extended, as of July 1, 2015, we are authorized to repurchase up to $100 million in shares of our common stock during the 30 month period ending December 31, 2017.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: October 28, 2015