Form 10-K
period 2015-12-31
NAVIGANT CONSULTING INC
filed 2016-02-16
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐      NO  ☑

As of February 8, 2016, 47,410,183 shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on June 30, 2015, was approximately $828.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held on May 17, 2016, is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2015.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section of this report entitled “Risk Factors”. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I

Item 1.	Business.

Navigant Consulting, Inc. (“Navigant,” “we,” “us,” or “our”) (NYSE: NCI) is a specialized, global professional services firm that helps clients take control of their future. With a focus on markets and clients facing transformational change and significant regulatory or legal pressures, Navigant primarily serves clients in the healthcare, energy and financial services industries.

We are a Delaware corporation incorporated in 1996 and headquartered in Chicago, Illinois. Our executive office is located at 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI.”

General Development of the Business

Development of the Business — Reporting Segments

Our business is organized in four reporting segments — Disputes, Investigations & Economics; Financial, Risk & Compliance; Healthcare; and Energy. Within these segments we deliver business advisory services and also provide technology-based solutions, data hosting or processing, and business process management services (which we refer to as Technology, Data & Process services herein). We conduct business across our segments through operations in various countries outside the United States (U.S.). Since our inception, we have grown through selective acquisitions of businesses (which we consider inorganic growth), recruitment of employees and investments in technology to complement our consulting skills and enhance our service offerings (which we consider organic growth). These investments have enhanced or expanded existing expertise, added new services, broadened our geographic reach, and enhanced our market share.

Our Disputes, Investigations & Economics segment’s professional services include valuation and economic analysis, as well as accounting, regulatory, construction and computer forensic expertise. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. Our clients principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies. Our professionals help clients across the globe through many complex business and legal matters. These matters include finance, economics, forensic accounting, regulatory compliance, international arbitration, defective construction, computer system disruptions and other information security events. Our clients operate within a broad range of industries which include but are not limited to financial services, healthcare, life sciences, energy, government and construction. We have built upon our service offerings within this segment and expanded our global and industry reach through investments in acquisitions, the recruitment of senior hires and the development of technology. Our development of technology tools has enabled our professionals in delivering both flexible and scalable solutions to our clients.

Our Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries. The strategic, operational, valuation and risk management services within this segment were largely developed over time through the recruitment of senior hires. Within this segment, we have supplemented our organic growth through acquisitions, adding anti-money laundering and anti-fraud related service capabilities. This combination of senior hiring and acquisitions has also helped establish a more formidable presence in New York City. New York City is home to a large portion of the financial services market in the U.S., which is one of the key industry focus areas for the Company, particularly for this segment. We believe building a larger presence in New York City creates more opportunities to remain connected with clients in the industry, as well as to provide us with the capacity to serve those clients locally. Senior hiring remains a key strategy to drive future growth for this segment. Services in this segment have the potential to expand into large scale, compliance-oriented engagements. We have developed technology tools that enable our professionals to more efficiently identify compliance risks and streamline operational activities for our clients.

Our Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. This segment has grown significantly through a combination of strategic acquisitions and recruitment of senior hires. Our recruiting efforts within this segment have been focused on building a multi-functional consulting team that allows us to help our clients respond to the most current issues impacting the healthcare market. Our services include strategy consulting, operational and performance improvement consulting, and business process management services. The Cymetrix acquisition in 2014 and the RevenueMed acquisition in 2015 have greatly expanded our business process management services, extending those services to both hospitals and physician groups. These acquisitions and related hiring complement our traditional expert-based consulting services, and provide us with more recurring revenue streams. Contracts in this business are generally multi-year engagements compared to other areas of our business where contracts typically run less than a year. These business process management services are enabled by systems, data and technology that can be leveraged across our other Healthcare consulting service offerings. In addition to these technology investments, the Healthcare segment continues to invest in analytical tools that help our clients manage resources and processes to improve their operations, patient care, and financial performance.

Our Energy segment provides management advisory services to utility, government and commercial clients. Our energy segment has grown through a combination of investments in solution development, recruitment of senior hires and acquisitions. These investments have expanded our operations in markets and geographies with significant utility, government and commercial client presence in the energy sector. We have further expanded our consulting offerings to assist clients in their implementation of strategy and new business models and creating sustainable excellence in areas such as investment management, integrated resource planning, renewables, distributed energy resources, energy efficiency and demand response, and transmission and distribution operations. We believe our Energy segment has created an organization that combines market insights and business strategy knowledge with exceptional operational and technical experience to deliver financially viable and sustainable solutions for our clients on a global basis. We have grown our benchmarking and research services through acquisitions that now enable us to offer a broad array of market research capabilities (included within our Technology, Data & Process services).

Development of the Business — International Presence

Through building a multi-faceted presence in the United Kingdom that provides Disputes, Investigations & Economics, Healthcare and Energy related services, we have developed a United Kingdom base that facilitates services we provide to clients across the globe outside of the U.S. We have leveraged the United Kingdom as a hub to support the establishment of operations in the Middle East and Asia to further facilitate services to clients across the globe. Within the United Kingdom, we have also invested in a technology infrastructure to support Technology, Data & Process services within our Disputes, Investigations & Economics segment that are offered outside of the U.S.

Development of the Business — Through Technology and Employee Initiatives

As our business has matured, we have also continued to invest in technology infrastructure to support our evolving service offerings, including investment in a more sophisticated technology infrastructure to enable our technology-based services as they expand and change over time and to allow us to deliver scalable technology solutions to meet the demands of our clients.

We have supplemented our investments with employee-related initiatives to promote innovation and collaboration. In addition, we have focused our efforts on development programs for our professionals designed to improve sales effectiveness and their ability to deliver the capabilities we have across the organization. We have also focused on other aspects of employee development, including talent management and mentoring programs. Collectively, these innovation, collaboration, development and sales initiatives are intended to contribute to the professional development of our employees while enhancing our ability to grow the business organically.

Human Capital Resources

At December 31, 2015, we had 5,507 employees. After adjusting total employees for part-time status and excluding project employees, we had 5,411 full-time equivalent (FTE) employees. These FTEs were comprised of the following:

•	Client-service employees (Client-Service FTE) (related costs for these employees are recorded as cost of services before reimbursements)

•	1,677 consulting employees (Consulting FTE) in businesses that deliver professional services. These individuals record time to client engagements.

•

2,897 Technology, Data & Process employees (Technology, Data & Process FTE) in businesses that are comprised of technology-enabled professional services, including eDiscovery services, data analytics, business process management services, technology solutions, invoice and insurance claims processing, market research and benchmarking. While some of these individuals may record time to client engagements (in professional services engagements), many do not record time to specific engagements. During the year ended December 31, 2015, we added 1,499 Technology, Data & Process FTE based in India in connection with our acquisition of RevenueMed.

•	Non-billable employees (Non-billable FTE)

•

Approximately 750 non-billable employees who are assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions. The majority of costs related to these employees is recorded in general and administrative expense while the costs directly relating to practice support functions are recorded as cost of services before reimbursements.

We also had approximately 80 project employees who perform client services on a contractual basis. Project employee levels vary from period to period based on staffing and resource requirements. The majority of costs related to these employees is recorded in cost of services before reimbursements.

Our revenues are primarily generated from services performed by our client-service employees; therefore, our success depends in large part on attracting, retaining and motivating talented, creative and experienced client-service employees at all levels and across various geographies. In connection with recruiting, we employ internal recruiters, retain executive search firms, and utilize personal and business contacts. Our client-service employees are drawn from a variety of sources, including the industries we serve, accounting and other consulting organizations, and top-rated colleges and universities. Our client-service employees include, but are not limited to, PhDs, MDs, MBAs, JDs, CPAs, CFEs (certified fraud examiners), ASAs (accredited senior appraisers), engineers, nurses and former government officials.

In developing and growing our Technology, Data, & Process services, we have also added employees aligned to these businesses. We recruit, retain, and manage many of our Technology, Data & Process employees differently from our client-service employees. Particularly, in our business process management services, we add Technology, Data & Process employees through traditional recruitment, by transitioning client employees to become Navigant employees, or subcontracting services from our clients. Our demand for these resources increases as we continue to expand this business. By managing these employees with our processes, centralizing their functions in our business centers, and leveraging proprietary technology to enable work streams, we are able to more efficiently and effectively deliver services. We leverage our business centers not only to help us better manage employee work forces across work streams and projects but also to create opportunities for these employees to develop professionally by exposing them to new service areas and possibilities for promotion within the management teams in these businesses.

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

Industry Sectors

We provide services to clients in industries undergoing substantial regulatory or structural change, with a primary focus on the energy, healthcare and financial services industries. Our legal and compliance-based service offerings are relevant to law firms and clients in most industries including federal and state agencies within the public sector.

Competition

The market for our services is highly competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, global accounting firms, and other local, boutique, regional, national and international consulting firms. Many of these companies are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. In particular, the Big Four accounting firms (PwC, Deloitte, EY and KPMG) are highly competitive in the consulting industry. However, we believe that our industry focus, deep industry and operational expertise, reputation, global business model and broad range of service offerings enable us to compete effectively in the marketplace. Additionally, with our recent acquisitions we have increased our ability to offer business process management services which, when combined with our existing consulting businesses, creates opportunity to differentiate ourselves from other firms, as most participants in the marketplace provide primarily business process management services without the complement of consulting service capabilities.

Developing Client Relationships

We market our services directly to corporate executives and senior management, corporate counsel, law firms, corporate boards, special committees, and governmental agencies. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, thought leadership and industry-specific articles. In addition, we have strengthened our market presence by developing our brand name and go-to-market strategy. New engagements are sought and won by our senior and mid-level employees working together across our business segments. We seek to leverage our client relationships in one business segment to cross-sell service offerings provided by other business segments. Clients frequently expand the scope of engagements during delivery to include follow-on or complementary services. Our future performance will continue to depend upon our ability to win new engagements, attract and retain employees, develop and continue client relationships and maintain our reputation.

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

Financial Information about our Business Segments

During the year ended December 31, 2013, we disposed of a portion of our Financial, Risk & Compliance segment and the results of operations from the disposed business have been classified as discontinued operations. As such, the segment information reflects results of segment operations on a continuing basis (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 — Segment Information to the notes to our consolidated financial statements for discussion of total revenues, revenues before reimbursements, segment operating profit and total assets by business segment. Certain areas within our segments operate globally. For information regarding our total revenues and total assets by geographic region (see Note 5 — Segment Information to the notes to our consolidated financial statements). For information regarding risks related to our international operations see “Risk Factors”.

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

Concentration of Revenues

Revenues earned from our top 20 clients amounted to 25%, 27% and 30% of our total revenues for 2015, 2014 and 2013, respectively. Revenues earned from our top 10 clients amounted to 18%, 20% and 23% of our total revenues for 2015, 2014 and 2013, respectively. No single client accounted for more than 10% of our total revenues during 2015, 2014 or 2013. The mix of our largest clients typically changes from year to year. For further information on segment concentration see Item 7 — Management, Discussion and Analysis of Financial condition and Results of Operations — Segment Results below.

Non-U.S. Operations

We have offices in the United Kingdom, Canada, China, Singapore, United Arab Emirates, India and other countries outside the U.S. and conduct business in many other countries. The United Kingdom accounted for 7%, 7% and 5% of our total revenues for 2015, 2014, and 2013, respectively. No country, other than the U.S., accounted for more than 10% of our total revenues during 2015, 2014 or 2013. Our non-U.S. subsidiaries, in the aggregate, represented approximately 9%, or $86.0 million, of our total revenues in 2015 compared to 8%, or $71.2 million, in 2014 and 7%, or $58.5 million, in 2013. These percentages are calculated based on the country of the entity the engagement does business in. For further geographic information see Note 5 — Segment Information to the notes to our consolidated financial statements.

Available Information

We maintain a corporate website at www.navigant.com. The content of our website is not incorporated by reference into this report or any other reports we file with, or furnish to, the SEC. Investors may access our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as well as the proxy statement for our annual meeting of shareholders, free of charge (as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC) by going to the Investor Relations section of our website (www.navigant.com/investor_relations) and searching under “SEC Filings.” These materials are also available in printed form free of charge upon request. Requests should be submitted to: Navigant Consulting, Inc., 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606, Attention: Investor Relations.

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

Our business could be adversely impacted by competition.

The market for our services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, the global accounting firms and other local, regional, national, and international consulting firms. Many of these firms are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. Some firms may have lower overhead and other operating costs and, therefore, may be able to more effectively compete through lower cost service offerings. If we are unable to compete effectively, our results of operations and financial condition could be adversely impacted.

We serve clients in industries undergoing significant change, and a significant change in the legal and regulatory landscape may reduce the demand for our services or render certain of our service offerings obsolete.

Many of our clients operate in highly regulated industries such as healthcare, energy, financial services and insurance. These industries are subject to changing political, legislative, regulatory and other influences. The laws and regulations in these industries can be complex, and the application of those laws and regulations to our clients and to us, as consulting professionals, is not always clear. Regulatory and legislative changes in these industries could reduce the demand for our services, decreasing our competitive position, or potentially render certain of our service offerings obsolete or require us to make unplanned modifications to our service offerings, which could require additional time and investment. If we fail to accurately anticipate the application of the laws and regulations affecting our clients and the industries they serve, or if such laws and regulations decrease our competitive position or limit our service offerings, our results of operations and financial condition could be adversely impacted.

Our inability to successfully recruit, retain and incentivize our senior-level employees will affect our ability to win new client engagements and compete effectively.

We rely heavily on a group of senior-level employees and business development professionals. We believe our future success is dependent on our ability to successfully recruit and retain their services. Competition for skilled employees is intense, and retention of our employees, particularly senior revenue-generators, is a key factor affecting our ability to continue to grow organically and achieve our long-term strategic initiatives. The consulting industry has low barriers to entry making it easy for employees to start their own businesses or work independently. In addition, it is relatively easy for employees to change employers. In addition, our senior-level employees and business development professionals may develop strong bonds with the clients they serve. In the event that such professionals leave us, we may lose clients who decide they prefer to continue working with a particular professional.

The costs associated with recruiting, training and retaining employees are significant. If we are unable to successfully recruit and retain our senior-level employees, we could lose existing clients, experience an adverse effect on our ability to win new client engagements, or experience difficulty meeting client needs in our current engagements, and our results of operations could be adversely affected.

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

If we are unable to successfully incentivize our senior-level employees, such employees may leave us, and our results of operations could be adversely affected.

Risks Related to Capital and Financing

We cannot be assured that we will have access to sufficient sources of capital to meet our cash needs.

We rely on our current cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating and investing activities. Our credit agreement provides a $400.0 million revolving credit facility. At our option, subject to the terms and conditions in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility becomes due and payable in full upon maturity in September 2018. At December 31, 2015, we had $173.7 million in borrowings outstanding under the credit facility and approximately $211 million available. There can be no assurance that the credit facility will continue to be sufficient to meet the future needs of our business, particularly if a decline in our financial performance occurs. If this occurs, and we are unable to otherwise increase our operating cash flows or raise additional capital or obtain other debt financing, we may be unable to meet our future cash needs, including, for example, funding our acquisitions. Furthermore, certain financial institutions that are lenders under our credit facility could be adversely impacted by significant economic turmoil or financial market disruptions and therefore could become unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

If we are unable to collect receivables in a timely manner, our operating cash flows could be adversely affected.

For the majority of our engagements, we do not receive retainers prior to performing services on a client’s behalf. In certain cases, particularly in our Disputes, Investigations & Economics segment, we may be engaged by a client’s counsel for privilege or other reasons, which may cause a delay in the remittance of our invoices. If the average time it takes our clients to pay our invoices increases, or if the financial condition of any of our clients were to deteriorate, impairing their ability to make payments due to us, our operating cash flows would be adversely impacted which may require us to fund a greater portion of our working capital needs with borrowings under our credit facility.

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of fixed charge and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2015, there can be no assurance that we will remain in compliance in the future. Our borrowings under the credit facility tend to be higher during the first half of the year to fund annual incentive payments, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2015 levels. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

Our revenues and profitability are largely based on the pricing of our services, compensation costs and the number of hours our client-service employees work on client engagements. Accordingly, if we are not able to maintain adequate pricing for our services, maintain compensation costs or appropriately manage productivity levels, our results of operations may suffer. Pricing, compensation costs and productivity levels are affected by a number of factors, including:

•	Our ability to predict future demand for our services and maintain the appropriate staffing levels;

•	Our ability to transition client-service employees from completed client engagements to new client engagements;

•	Our clients’ perceptions of our ability to add value through our services;

•	Our competitors’ pricing of services and compensation levels;

•	The market demand for our services and our ability to successfully balance our supply of skills and resources with client demand;

•	The market rate for employee compensation costs;

•	Our ability to manage our human capital resources particularly as we increase the size and diversity of our workforce and expand into new service offerings as part of our growth strategies;

•	The economic, political and regulatory environment;

•

Our ability to accurately estimate and appropriately manage professional hours and other aspects of fixed-fee engagements and discounted fees which may result in the costs of providing such services exceeding the fees collected; and

•	Our failure to meet key performance improvement measures embedded within certain contracts that could trigger penalties.

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

We do work for clients that for financial, legal, reputational or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher-risk engagements and higher-risk clients, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties on one or more of these higher-risk engagements could have a material adverse impact on our business and financial condition. Examples of higher-risk engagements include, but are not limited to:

•	Interim management engagements, including those for hospitals and other healthcare providers;

•	Engagements where we assist clients in complying with healthcare-related regulatory requirements;

•	Financial advisory engagements;

•	Engagements where we provide transactional or valuation related services;

•	Engagements where we deliver a fairness opinion;

•	Engagements where we deliver project management services for large construction projects;

•	Engagements where we receive or process or host sensitive data, including personal consumer or private health information;

•	Engagements where we deliver a compliance effectiveness opinion;

•	Engagements involving independent consultants’ reports in support of financings; and

•	Engagements for governmental clients.

Our international operations create special risks that could negatively impact our business.

We have offices in the United Kingdom, Canada, China, Singapore, United Arab Emirates, India and other countries outside of the U.S. and conduct business in many other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business, legal and reputational risks, including:

•	Cultural and language differences in conducting business;

•	Employment laws and related factors that could result in lower utilization, higher compensation costs and cyclical fluctuations of utilization and revenues;

•	Currency fluctuations that could adversely affect our financial position and operating results;

•	Compliance with varying legal and regulatory requirements, and other barriers to conducting business;

•	Impact on consulting spend from international firms and global economies effected by the European sovereign debt crisis and related government and economic responses;

•

Risks associated with engagements performed by employees and independent contractors with governmental officials and agencies, including the risks arising from the anti-bribery and corruption regulations;

•	Greater difficulties in managing and staffing foreign operations, including in higher risk geographies;

•	Greater personal security risks to employees traveling to or located in unstable locations;

•

Difficulties developing talent and leadership capabilities in emerging markets, where depth of skilled employees is often limited and competition for these resources is intense, can be expensive and may be unsuccessful;

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

•

Investments in acquisitions may result in growth in businesses that may add to near-term revenues and earnings, but may negatively impact shareholder return over the long-term if they do not perform as expected, or may otherwise create higher longer-term risks, including new legal, compliance, profitability or regulatory implications.

•	The businesses and services added through these investments may extend beyond the knowledge, expertise or resources of our current management team, which could result in unintended risks.

Our inability to successfully maintain a sales pipeline and to attract business from new or existing clients could have a material adverse effect on our results of operations.

Many of our client engagement agreements are short term in nature (less than one year) or can be terminated by our clients with little or no notice and without penalty. For example, in our litigation-related engagements, if the litigation is settled, our services usually are no longer necessary and our engagement is promptly terminated. Some of our services involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for the additional stages of an engagement or that a client will cancel or delay additional planned engagements. When contracts are terminated or not renewed, we lose the anticipated revenues and it may take significant time to replace the revenues lost or redeploy resources. Also, companies in the industries we serve may combine or be acquired by other companies. If a current client merges or consolidates with a company that relies on another provider for the services we offer, we may lose future revenue from that client and the opportunity to gain additional work. For all these reasons, we rely heavily on our senior-level employees’ ability to develop new business opportunities for our services.

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

We believe that the Navigant brand is an important part of our overall effort to attract and retain clients and that the importance of brand recognition will increase as competition for our services increases. We may expand our marketing activities to promote and strengthen our brand and may need to increase our marketing budget, hire additional marketing and public relations personnel or expend additional amounts to protect our brand and otherwise to create and maintain client brand loyalty. If we fail to effectively promote and maintain the Navigant brand, or incur excessive expenses in doing so, our business and results of operations could be adversely impacted.

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

If we fail to achieve and maintain adequate internal control over financial reporting or fail to implement necessary new or improved controls that provide reasonable assurance of the reliability of our financial reporting and the preparation of our financial statements for external purposes, we may fail to meet our public reporting requirements on a timely basis, suffer harm to our reputation, may be unable to adequately or accurately report on our business and our results of operations or may be required to restate our financial statements. Even with adequate internal controls, we may not prevent or detect all misstatements or fraud. Also, internal controls that are currently adequate may in the future become inadequate because of changes in conditions or changes in regulatory standards, and the degree of compliance with our policies or procedures may deteriorate. Failure to maintain these controls could have a material adverse effect on our business and our results of operations.

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

We may also be adversely impacted by liabilities we assume from a company we acquire. We may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities. Should these events occur, our expected benefit from such transactions may not be realized. Additionally, the financing of acquisitions through cash, borrowings or common stock could also impair our liquidity or cause significant dilution of our shareholders.

Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations.

Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our total assets. Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level on our goodwill and, on a quarterly basis, we are required to assess the recoverability of both our goodwill and long-lived intangible assets. We consider our operating segments to be our reporting units. We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. If the fair market value of one of our reporting units or other long-lived intangible assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. During the second quarter 2014, in conjunction with our annual goodwill impairment test, we recorded a $122.0 million goodwill impairment related to our Disputes, Investigations, & Economics segment. At December 31, 2015, we had goodwill of $623.2 million and net intangible assets of $38.2 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

We are subject to unpredictable risks of litigation.

Although we seek to avoid litigation whenever possible, from time to time we are party to various lawsuits and claims. Disputes may arise, for example, from client engagements, employment issues, regulatory actions, business acquisitions and real estate and other commercial transactions. There can be no assurances that any lawsuits or claims will be immaterial in the future. Any material lawsuits or claims could adversely affect our business and reputation. Additionally, regardless of the merits of claims, the cost to defend current and future litigation may be significant and may be time-consuming and divert management’s attention and resources.

Our work with governmental clients has inherent risks related to the governmental contracting process.

We work for various U.S., state, local and foreign governmental entities and agencies. These engagements have special risks and characteristics that include, but are not limited to, the following:

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

•	The terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate than other types of contracts with our clients.

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

•

Government entities typically fund projects through appropriated monies. Government entities usually reserve the right to change the scope of or terminate projects for lack of approved funding (or at their convenience). Budget deficits or shortfalls, government spending reductions or other debt constraints could result in projects we have with government entities being reduced in price or scope or terminated altogether.

•

Political and economic factors, such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions of government tax or other policies and reduced tax revenues may affect our ability to win contract awards with government entities as well as the number and terms of contracts we have with government entities.

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

Our revenues, operating income (loss) and cash flows are likely to fluctuate.

We experience periodic fluctuations in our revenues, operating income (loss) and cash flows and expect that this will continue to occur in the future due to timing and duration of our client engagements, utilization of our consultants, the types of engagements we are working on at different times, the geographic locations of our clients or where the services are rendered, the length of billing and collection cycles, hiring, business and asset acquisitions including the integration of those acquired businesses into our firm, and general economic factors beyond our control. We may also experience future fluctuations in our cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments or bonuses which are paid throughout the year.

The expansion and growth of our business process management services and the evolution of our service offerings into new areas subject us to different operational risks than our traditional consulting and expert businesses.

With the acquisition of Cymetrix Corporation in May 2014 and the assets of RevenueMed, Inc. in February 2015, a higher percentage of our total revenues is derived from our Technology, Data & Process businesses, as compared to prior periods. These businesses, in particular, our business process management services, present different operational risks when compared to our traditional consulting and expert businesses. For example, our business process management services involve managing the revenue cycle function for all or certain portions of our physician and hospital clients’ businesses, including the operation, management or oversight of billing, coding and accounts receivable departments that are critical to our clients’ financial performance. In addition, certain of our businesses, most significantly our business process management services business, utilizes offshore personnel, including personnel in India, which exposes us to additional operational risks, including special risks associated with conducting business internationally. Disruptions in service delivery, regulatory compliance concerns, data privacy and security concerns, particularly in the billing and coding areas, labor disputes, technology issues or other performance problems could damage our clients’ businesses, expose us to enhanced regulatory scrutiny and claims, and harm our reputation and our business.

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

We could be adversely impacted by changes in accounting standards as well as estimates and assumptions by management related to significant accounting matters.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters are highly complex and require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Examples include: determination of the allowance for doubtful accounts, accruals for incentive-based compensation, the fair value of acquisition-related contingent consideration, revenue recognition, the measurement of deferred tax assets, estimating future performance for recording expenses associated with performance-based equity incentive awards, and the assessment of recoverability of intangible assets and goodwill. Changes in these rules or their interpretation or changes in the underlying estimates and assumptions made by management could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for our reporting units could have an adverse effect on our financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. In addition, new accounting guidance also may require systems and other changes that could increase our general and administrative expenses and/or adversely impact our financial statements. For example, implementing future accounting guidance related to revenue and other areas impacted by the current convergence project between the Financial Accounting Standards Board and the International Accounting Standards Board could require us to make significant changes to our accounting and financial reporting systems and could result in adverse changes to our financial statements.

Risks Related to Technology

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which may become obsolete.

We have invested in developing specialized technology and intellectual property, including proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new client engagements. Many of our service offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or technology and intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors. If we are unable to develop new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenues and results of operations could be adversely affected. Moreover, if we fail to adequately protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

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

We depend on information systems to manage and run our business. Additionally, certain services we provide require us to store, transmit or process sensitive or confidential client information, including personal consumer information and health or other personally identifiable information. If any person, including any of our employees or third-party vendors with whom we contract for data hosting services, negligently disregards or intentionally breaches the information security controls we have implemented to protect our clients’ data, or our own data or those security controls prove to be ineffective against intrusion, we could incur legal liability and may also be subject to regulatory enforcement actions, fines and/or criminal prosecution in multiple jurisdictions. Our potential liability in the event of a security breach of client data or our own data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages. Any unauthorized disclosure of sensitive, personal or confidential client information, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, including an intentional attack by any person who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability, significant remediation costs and damage to our reputation and could have a material adverse effect on our business and results of operations.

We may experience difficulties in implementing new business and financial systems.

From time to time we transition certain of our business and financial systems to new platforms. The process of migrating our legacy systems and implementing new modules within our enterprise resource systems could disrupt our ability to timely and accurately process and report key aspects of our revenue cycle, including billing and accounts receivable. Any such disruption could adversely affect our results of operations or financial condition and cause harm to our reputation.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are leased and are located in Chicago, Illinois. We have approximately 40 other operating leases for offices with at least 20 employees, principally in the U.S. Our office space needs in certain geographic areas may change as our business expands or contracts in those areas. Due to the nature of consulting work, we strive to keep our office workspace flexible and promote a virtual work environment, where appropriate, in order to minimize office facility costs.

Item 3.	Legal Proceedings.

We are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers at February 15, 2016:

Name	Title	Age
Julie M. Howard	Chairman and Chief Executive Officer	53
Lee A. Spirer	Executive Vice President and Global Business Leader	49
Thomas A. Nardi	Executive Vice President and Interim Chief Financial Officer	61
Monica M. Weed	Executive Vice President, General Counsel and Secretary	55

Julie M. Howard, 53, has served as our Chairman and Chief Executive Officer since May 2014 and Chief Executive Officer and a member of our board of directors since March 2012. Ms. Howard served as our President from 2006 to March 2012 and our Chief Operating Officer from 2003 to March 2012. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions, including with the Company. Ms. Howard is currently a member of the board of directors of Innerworkings Inc. and a member of the Medical Center Board for Lurie Children’s

Hospital of Chicago. Ms. Howard is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA) and formerly served on the board of directors of Kemper Corporation and the Association of Management Consulting Firms, the Dean’s Advisory Board of the Business School of the University of Wisconsin — Madison and the Board of Governors for the Metropolitan Planning Council of Chicago. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in finance and management.

Lee A. Spirer, 49, has served as our Executive Vice President and Global Business Leader since November 2012. Mr. Spirer has served in a variety of strategic and operational roles in a range of professional and business services organizations. From April 2009 to May 2012, Mr. Spirer served as Senior Vice President and Global Business Head of Kroll Risk & Compliance Solutions, and prior to that, from September 2005 to February 2008, Mr. Spirer served as Senior Vice President and Global Leader of Corporate Strategy and Development for Dun & Bradstreet Corporation. From June 2001 to September 2005, Mr. Spirer held several senior management roles at IBM Business Consulting Services, last serving as General Manager, Global Financial Markets. In addition, from March 2008 to April 2009 and again from June 2012 to October 2012, Mr. Spirer served as Managing Partner of LAS Advisory Services, advising private equity and venture capital firms on a variety of strategic and operational issues. Mr. Spirer is a graduate of The Wharton School with a Masters of Business Administration and Brandeis University with a Bachelor’s degree in Economics, with high honors and Phi Beta Kappa.

Thomas A. Nardi, 61, was appointed Interim Chief Financial Officer effective November 30, 2015. He served as the Company’s Executive Vice President and Chief Financial Officer from November 2008 until his retirement in March 2013. Prior to that, Mr. Nardi served as President of Integrys Business Support, a wholly owned unit of Integrys Energy Group, a NYSE-listed public utility and energy company. From 2001 to 2007, he served as Executive Vice President and Chief Financial Officer for Peoples Energy. Prior to joining Peoples, Mr. Nardi spent 19 years at NICOR, one of the nation’s largest gas distribution utilities, where he held a variety of financial and strategic management roles including Corporate Controller and Treasurer. Mr. Nardi began his career in the audit practice of Arthur Andersen. Mr. Nardi received a degree in accounting from Western Illinois University and a Master’s degree in Business Administration from the University of Chicago.

Monica M. Weed, 55, has served as our Executive Vice President since October 2013 and General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary for Information Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal LLP (now Dentons). Ms. Weed received a Bachelor of Arts in Classics from Northwestern University, a law degree from the Northwestern University School of Law and a Master’s degree in Business Administration from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock.

	High	Low
2015
Fourth quarter	$17.95	$15.99
Third quarter	$16.20	$13.13
Second quarter	$15.43	$12.71
First quarter	$15.72	$12.83
2014
Fourth quarter	$15.85	$12.39
Third quarter	$18.19	$13.87
Second quarter	$19.00	$16.08
First quarter	$19.41	$16.55

Holders

As of February 8, 2016, there were 170 holders of record of our shares of our common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held on behalf of a number of individual shareholders. As such, our actual number of shareholders is higher than the number of our shareholders of record.

As of December 31, 2015 we had 47,561,796 shares of our common stock issued and outstanding.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2015 and 2014. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement may limit our ability to pay dividends in the future.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (the “NYSE Index”) and the peer group described below. The graph assumes that $100 was invested on December 31, 2010 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future stock price performance.

Measurement Period	Navigant Consulting Inc.	NYSE Index	Peer Group(a)
FYE 12/31/10	$100.00	$100.00	$100.00
FYE 12/31/11	124.02	96.43	104.27
FYE 12/31/12	121.30	112.10	118.81
FYE 12/31/13	208.70	141.70	164.53
FYE 12/31/14	167.07	151.43	172.29
FYE 12/31/15	174.57	145.39	176.31

a)	The Peer Group consists of the following companies: The Advisory Board Company, CBIZ Inc., The Corporate Executive Board Company, CRA International Inc. (formerly known as Charles River Associates, Inc.), Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Heidrick & Struggles International Inc., Hill International, Inc., Huron Consulting Group Inc., ICF International, Inc., IHS, Inc., Korn/Ferry International, MAXIMUS, Inc., Resources Connection, Inc., Tetra Tech, Inc., TRC Companies and VSE Corporation. The Peer Group is weighted by market capitalization. The Peer Group is the same as the current peer group used by the compensation committee of our board of directors to make executive compensation decisions.

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Issuance of Unregistered Securities

During the year ended December 31, 2015, we issued the following unregistered securities:

Date	Type of Securities	Number of Shares in Consideration(a)	Exemption Claimed(b)	Purchaser or “Recipient”	Assets Purchased
December 31, 2015	Common Stock	176,758	Section 4(a)(2)	McKinnis Holdings, LLC and MMK Holdings, LLC	(c)

(a)	Does not take into account additional cash or other consideration paid or payable by us as part of the transactions.

(b)	The shares of common stock were issued without registration in private placements in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

(c)	Shares represent partial consideration to purchase all of the issued and outstanding membership interests of McKinnis Consulting Services, LLC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
Oct 1 - 31, 2015	117,400	$17.01	117,400	$91,876,505
Nov 1 - 30, 2015	105,000	$17.23	105,000	$90,067,770
Dec 1 - 31, 2015	118,800	$16.91	118,800	$88,059,420

Total	341,200	$17.04	341,200	$88,059,420

(a)	On October 25, 2011, our board of directors extended its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the share repurchase authorization by approximately $50 million. On May 14, 2015, our board of directors increased the share repurchase authorization to $100 million, effective as of July 1, 2015, and extended the authorization to December 31, 2017. As increased and extended, we are authorized to repurchase up to $100 million in shares of our common stock during the 30 month period ending December 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	640,349	$13.42	3,864,365
Equity compensation plans not approved by security holders	—	$—	—

Total	640,349	$13.42	3,864,365

Item 6.	Selected Financial Data.

The following five-year financial and operating data should be read in conjunction with the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business and, as such, the results have been reclassified to discontinued operations to reflect this transaction. The amounts are shown in thousands, except for per share data.

	For the year ended December 31,
	2015	2014	2013	2012	2011
Revenues before reimbursements	$833,808	$766,552	$734,433	$722,190	$671,289
Reimbursements	85,678	93,065	101,152	96,007	83,425

Total revenues	919,486	859,617	835,585	818,197	754,714
Cost of services before reimbursable expenses	571,894	519,157	487,967	476,344	449,417
Reimbursable expenses	85,678	93,065	101,152	96,007	83,425

Total cost of services	657,572	612,222	589,119	572,351	532,842
General and administrative expenses	147,462	136,057	127,079	141,195	130,430
Depreciation expense	23,612	19,580	16,180	14,986	13,303
Amortization expense	8,613	5,959	6,826	6,767	8,658
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(13,047)	(4,992)	(5,399)	1,065	—
Office consolidation, net	2,766	725	348	580	—
Loss (gain) on disposition of assets	283	(541)	(1,715)	—	—
Goodwill impairment	—	122,045	—	—	—
Other impairment	98	1,343	—	—	—

Operating income (loss)	92,127	(32,781)	103,147	81,253	69,481
Interest expense	4,916	5,918	4,433	5,453	7,292
Interest income	(250)	(274)	(463)	(872)	(1,447)
Other (income) expense, net	(692)	(167)	175	(78)	(279)

Income (loss) from continuing operations before income tax expense (benefit)	88,153	(38,258)	99,002	76,750	63,915
Income tax expense (benefit)	27,808	(1,351)	43,890	32,518	27,770

Net income (loss) from continuing operations	60,345	(36,907)	55,112	44,232	36,145
Income (loss) from discontinued operations, net of tax	—	509	(2,919)	1,937	4,985

Net income (loss)	$60,345	$(36,398)	$52,193	$46,169	$41,130

	For the year ended December 31,
	2015	2014	2013	2012	2011
Basic per share data
Net income (loss) from continuing operations	$1.26	$(0.76)	$1.11	$0.87	$0.71
Income (loss) from discontinued operations, net of tax	—	0.01	(0.06)	0.04	0.10

Net income (loss)	$1.26	$(0.75)	$1.05	$0.91	$0.81

Shares used in computing per basic share data	47,906	48,741	49,771	50,894	50,820
Diluted per share data
Net income (loss) from continuing operations	$1.23	$(0.76)	$1.08	$0.86	$0.70
Income (loss) from discontinued operations, net of tax	—	0.01	(0.06)	0.04	0.10

Net income (loss)	$1.23	$(0.75)	$1.02	$0.90	$0.80

Shares used in computing per diluted share data	49,224	48,741	50,951	51,572	51,371

	At December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Cash and cash equivalents	$8,895	$2,648	$1,968	$1,052	$2,969
Working capital	111,344	70,501	73,040	85,341	64,681
Total assets	1,015,896	903,493	904,197	954,450	875,201
Total non-current liabilities	278,418	200,506	169,260	237,412	205,199
Total stockholders’ equity	593,538	542,591	597,075	559,743	513,678

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and “Risk Factors”.

Overview

We are a specialized, global professional services firm that helps clients take control of their future. With a focus on markets and clients facing transformational change and significant regulatory or legal pressures, we primarily serve clients in the healthcare, energy and financial services industries.

Revenues and Expenses

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain contractual milestones or outcomes. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized. Revenue is also earned on a per unit or subscription basis, generally for our technology-based service offerings.

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

Our most significant overhead expenses included in general and administrative expense are administrative compensation and benefits and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and other non-billable employees that indirectly support client engagements. Office-related expenses primarily consist of rent for our offices. General and administrative expense includes bad debt expense and marketing, technology, finance, human capital management and legal expenses. Other non-billable employees who support the segments are recorded in cost of services before reimbursable expenses.

We periodically review and adjust our employees’ total compensation (which may include salaries, annual cash incentive compensation, other cash and share-based compensation, and benefits) to ensure that it is competitive within the industry and is consistent with our performance. We also monitor and adjust our bill rates for our service offerings and within the various industries we serve, depending on market conditions.

Hiring and Retention

Because our ability to derive fees is largely reliant on the hiring and retention of employees, the average number of full-time employees and our ability to keep client-service employees utilized are important drivers of the business. We use full time equivalent (FTE) as a measure of our client-service employees. The number of Client-Service FTE is client-service employees adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our Consulting FTE levels in response to changing demand.

Client-Service FTE levels and related compensation in excess of demand drive additional costs that can negatively impact operating profit margin. From time to time, we engage independent contractors and hire project employees to supplement our Client-Service FTE on certain engagements, which allows us to adjust staffing in response to changes in demand for our services and manage our costs accordingly.

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

Technology

As our business has matured, we have also continued to invest in technology infrastructure to support our evolving service offerings, including investment in more sophisticated technology infrastructure to enable our technology-based services as they expand and change over time and to deliver scalable technology solutions to meet the demands of our clients.

Additional information about our operations is included in Item 1 — Business of this report.

Acquisitions

For details regarding our recent acquisitions, see Note 3 — Acquisitions to the notes to our consolidated financial statements. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented has been included in our discussion below.

Dispositions and Discontinued Operations

During the year ended December 31, 2014, we sold a portion of the Technology, Data & Process business within our Healthcare segment. In accordance with ASC Topic 205 — Presentation of Financial Statements (ASC Topic 205), we consider the Technology, Data & Process business within this segment to be continuing.

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

Key Operating Metrics

The following key operating metrics provide additional operating information related to our continuing business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. Our Technology, Data & Process businesses are comprised of technology enabled professional services, including business process management services and data analytics, legal technology solutions and data services and insurance claims processing, market research and benchmarking businesses.

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

•

Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period by the total available working hours for these consultants during the same period (1,850 hours annually). Hours related to Technology, Data & Process FTE are excluded from average utilization rate.

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

•

Organic basis — represents revenues before reimbursements adjusted to include the impact of our acquisitions as if we owned them from the beginning of each comparable period (similar to our pro forma information included in Note 3 — Acquisitions to the notes to our consolidated financial statements).

All Client-Service FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

	For the year ended December 31,			2015 over 2014 Increase (Decrease) Percentage	2014 over 2013 Increase (Decrease) Percentage
	2015	2014	2013
Key operating metrics:
Average FTE
— Consulting	1,568	1,565	1,523	0.2	2.8
— Technology, Data & Process	2,562	939	451	172.8	108.2
— Non-billable	703	581	534	21.0	8.8
Period end FTE
— Consulting	1,677	1,573	1,516	6.6	3.8
— Technology, Data & Process	2,897	1,201	524	141.2	129.2
— Non-billable	755	608	534	24.2	13.9
Average bill rate	$288	$282	$277	2.1	1.8
Utilization	75%	75%	75%	—	—

Results for the year ended December 31, 2015 compared to the year ended December 31, 2014

Overview.    During the years ended December 31, 2015 and 2014, we reported $60.3 million in net income from continuing operations and a $36.9 million net loss from continuing operations, respectively. The main drivers in the year over year variance were:

•

Revenues before reimbursements (RBR) increased 8.8%, due in part to organic growth mainly in the Healthcare and Energy segments as well as contributions from acquisitions within our Healthcare segment, partially offset by a decrease in RBR from the Financial, Risk & Compliance segment.

•	Cost of services before reimbursements increased 10.2% reflecting both organic and acquisition growth in and investment in Client-Service FTE.

•

Other operating costs (benefit) for the year ended December 31, 2015 included a benefit of $13.0 million primarily related to a deferred contingent acquisition liability adjustment for our acquisition of Cymetrix (see Note 3 — Acquisitions to the notes to our consolidated financial statements) net of office consolidation costs of $2.8 million primarily related to our New York City office lease termination/relocation. Other operating costs (benefit) in the year ended December 31, 2014 included a non-cash goodwill impairment of $122.0 million relating to our Disputes, Investigations & Economics segment partially offset by other operating benefit of $5.0 million related to deferred contingent acquisition liability adjustments.

Revenues before Reimbursements.    For the year ended December 31, 2015, RBR increased 8.8% compared to the year ended December 31, 2014. For further discussion of RBR, see segment results below.

Utilization levels were 75% for each of the years ended December 31, 2015 and 2014, and average bill rate increased 2.1% to $288 for the year ended December 31, 2015 compared to the year ended December 31, 2014. Average FTE — Consulting was relatively flat for the year ended December 31, 2015 compared to the year ended December 31, 2014, with decreases within the Disputes, Investigations & Economics segment offsetting increases within the Financial, Risk & Compliance and Energy segments. Average FTE — Technology, Data & Process increased 172.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014 mainly due to our acquisition of RevenueMed, which added 1,252 Average FTE (reflecting partial year of ownership). Period end FTE — Consulting reflects the December 31, 2015 acquisition of approximately 70 professionals from McKinnis (see Note 3 — Acquisitions to the notes to our consolidated financial statements).

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 10.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was mainly due to acquisitions, increases in compensation and benefits expense and recruiting and retention costs mainly associated with the Client-Service FTE increase and incentive based compensation relating to company performance. In addition severance expense relating to Client-Service FTE for the years ended December 31, 2015 and 2014 was $5.9 million and $4.2 million, respectively, as we took actions to better align our resources with demand for certain services and integrate our recent acquisitions. These increases were partially offset by certain margin improvement initiatives.

General and administrative expenses.    General and administrative expenses increased 8.4% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was mainly due to higher compensation and benefits expense as a result of an increase in Average Non-billable FTE, higher incentive based compensation and incremental costs relating to our acquisition of RevenueMed (acquired in February 2015) and Cymetrix (acquired in May 2014). In addition, technology expenses were higher due to license renewals and an increase in cloud storage costs partly as a result of less allocation to our Technology, Data & Process businesses, and facilities expense was also higher due to a prior-year operating expense abatement. These increases were offset by lower bad debt expenses which were $2.6 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively, and lower acquisition transaction costs. Average Non-billable FTE for the years ended December 31, 2015 and 2014 were 639 and 527, respectively. The year-over-year increase was mainly due to full year impact of the acquisitions mentioned above. General and administrative expenses were 17.7% of RBR for each of the years ended December 31, 2015 and 2014, respectively.

Depreciation Expense.    The increase in depreciation expense of 20.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased technology infrastructure spending, software, leasehold improvements and the impact of property and equipment acquired in recent acquisitions.

Amortization Expense.    Amortization expense increased 44.5% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due to the allocation of purchase price to intangible assets of recent acquisitions offset by amortization relating to certain intangible assets as their useful lives came to term.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment, net.    During the year ended December 31, 2015, we recorded benefits of $13.0 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. The adjustments made in 2015 primarily related to our Cymetrix acquisition (see Note 3 — Acquisitions to the notes to our consolidated financial statements). During the year ended December 31, 2014, we recorded benefits of $5.0 million relating to the fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 17 — Fair Value to the notes to our consolidated financial statements).

Office consolidation, net.    During the year ended December 31, 2015, we recorded a cost of $2.8 million related to our new consolidated office space located in New York City which we took possession of on October 22, 2014. The cost includes future rent expense, net of expected sublease income, accelerated depreciation and deferred rent relating to the old space and rent expense for duplicate rent as we occupied our old New York City office space until completion of the build-out of the new space in May 2015.

Goodwill impairment.    Based upon the results of our annual goodwill impairment test, a pretax goodwill impairment of $122.0 million was recorded during the year ended December 31, 2014. No such impairment was identified during our 2015 annual goodwill impairment test. For further details, see Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

Other impairment.    During the year ended December 31, 2014, we recorded a $1.3 million impairment on software that is no longer being utilized by our consultants for client engagements.

Interest Expense.    Interest expense decreased 16.9% or $1.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease for the year ended December 31, 2015 compared to the year ended December 31, 2014 was mainly due to lower imputed interest relating to the deferred contingent consideration payable to the Cymetrix selling stockholders and a slightly lower average borrowing rate partially offset by higher average borrowings. Average borrowing rates were 2.2% and 2.3% for the years ended December 31, 2015 and 2014, respectively.

Income Tax Expense.    Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions, which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the years ended December 31, 2015 and 2014 was 31.5% and -3.5%, respectively. These rates are not comparable to the prior-year period due to the impact of the goodwill impairment of $122.0 million related to both tax deductible and non-tax deductible components of goodwill recorded during the year ended December 31, 2014 that reduced income tax expense by approximately $35.1 million.

The effective income tax rate for the year ended December 31, 2014, excluding the goodwill impairment charge from continuing operations would have been 40.3%. The effective income tax rate for the year ended December 31, 2015 was favorably impacted 6.9% or $6.2 million by the nontaxable nature of a deferred contingent acquisition liability fair value adjustment, favorable state-enacted legislative changes and favorable income tax settlements recorded in the current year period as compared to discrete items in the prior-year period that primarily related to unfavorable state-enacted legislative changes and non-deductible acquisition related costs.

Income (loss) from Discontinued Operations, net of tax.    Income from discontinued operations, net of tax was $0.5 million for the year ended December 31, 2014. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the year ended December 31, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments.

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

•	We acquired Cymetrix in May 2014 (see Note 3 — Acquisitions to the notes to our consolidated financial statements) which drove a significant increase in RBR within the Healthcare segment in 2014.

•

RBR increased 4.4% for the year ended December 31, 2014 as increases within our Healthcare, Energy and Disputes, Investigations & Economics segments were partially offset by lower RBR from our Financial, Risk & Compliance segment.

•

Cost of services before reimbursable expenses increased 6.4% during the year ended December 31, 2014 primarily due to the Cymetrix acquisition and higher wages mainly due to Client-Service FTE hires within our Healthcare and Energy segments. In addition, training and recruiting costs were higher in 2014, partially offset by lower incentive and performance-based compensation expense and lower share-based compensation expense.

•

We recognized an income tax benefit of $1.4 million during the year ended December 31, 2014 compared to $43.9 million income tax expense during the year ended December 31, 2013 due to a partial income tax benefit from a goodwill impairment and higher earnings in lower tax rate jurisdictions.

Revenues before Reimbursements.    For the year ended December 31, 2014, RBR increased 4.4% compared to the year ended December 31, 2013. For further discussion of RBR, see segment results below.

RBR included $2.2 million of performance-based fees for the year ended December 31, 2014, compared to $7.2 million for the year ended December 31, 2013. The decrease was primarily associated with our Healthcare and Financial, Risk & Compliance segments partially offset by an increase within our Disputes, Investigations & Economics segment.

Utilization levels were flat at 75% for the year ended December 31, 2014 compared to the year ended December 31, 2013 and Average bill rate increased 1.8% to $282 over the same periods. Average FTE —Consulting increased 2.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013 mainly due to hiring within the Financial, Risk & Compliance and Energy segments offset by planned and unplanned attrition within the Disputes, Investigations & Economics segment. Average FTE — Technology, Data & Process increased 108.2% for the year ended December 31, 2014 compared to the year ended December 31, 2013 mainly due to the acquisition of Cymetrix, which added 381 (due to partial period employment over the 12 month period) Average FTE.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 6.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was mainly due to the acquisition of Cymetrix, an increase in wages and benefits relating to Client-Service FTE hires within the Healthcare and Energy segments, higher recruiting related costs and increased training costs. These increases were partially offset by lower compensation costs associated with the Financial, Risk & Compliance segment, lower performance-based and retention-based incentive compensation expense and lower share-based compensation expense (see Note 9 — Share-Based Compensation Expense to the notes to our consolidated financial statements). Severance expense relating to Client-Service FTE for the years ended December 31, 2014 and 2013 was $4.2 million and $4.1 million, respectively.

General and Administrative Expenses.    General and administrative expenses increased 7.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was mainly a result of incremental general and administrative costs attributable to our acquisition of Cymetrix and higher bad debt expense. Bad debt expense for the years ended December 31, 2014 and 2013 was $5.0 million and $0.1 million, respectively, mainly due to stronger collections in 2013 and collection of amounts previously reserved in 2012. In addition, we had higher acquisition-related costs which were $2.1 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively; and higher wages, recruiting costs and audit expenses. These increases were partially offset by a decrease in facilities expense mainly due to an operating cost abatement in 2014, lower meeting expense, lower legal expense and lower incentive compensation expense. The year ended December 31, 2013 also benefited from a large collection of previously reserved accounts receivable balances. Average Non-billable FTE related to general and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was 527 and 479, respectively. General and administrative expenses were 17.7% and 17.3% of RBR for the years ended December 31, 2014 and 2013, respectively.

Depreciation Expense.    The increase in depreciation expense of 21.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to increased technology infrastructure spending and recent acquisitions.

Amortization Expense.    Amortization expense decreased 12.7% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was due to reduced amortization associated with certain intangible assets which became fully amortized as their useful lives came to term partially offset by additional amortization relating to the recent acquisitions. We expect that the impact of recent acquisitions will increase amortization expense in the future.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment, net.     During the years ended December 31, 2014 and 2013, we recorded benefits of $5.0 million and $5.4 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 17 — Fair Value to the notes to our consolidated financial statements).

Office consolidation, net.    During the year ended December 31, 2014, we recorded a cost of $0.7 million related to rent expense for our new office space located in New York City which we took possession of on October 22, 2014. For a period of time we had duplicate rent as we continued to occupy the existing offices which were consolidated into the new space upon completion of the build-out. During the year ended December 31, 2013, we recorded a cost of $0.5 million of additional depreciation expense relating to the consolidation of two office spaces and a benefit of $0.2 million for earlier-than-anticipated sublease income related to one previously vacated office space in 2013.

Loss (gain) on disposition of assets.    During the year ended December 31, 2014, we recorded a $0.5 million gain relating to the October 1, 2014 sale of a portion of our Technology, Data & Process business within our Healthcare segment (see Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further information on our dispositions).

During the year ended December 31, 2013, we recorded a $1.7 million gain relating to the January 31, 2013 sale of a portion of the economics business within our Disputes, Investigations & Economics segment.

Goodwill impairment.    During the year ended December 31, 2014, we performed our annual goodwill impairment test. Based upon the results of the two-step test, a pretax goodwill impairment of $122.0 million was recorded. For further detail see Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

Other impairment.    During the year ended December 31, 2014, we recorded a $1.3 million impairment on software that is no longer being utilized by our consultants for client engagements.

Interest Expense.    Interest expense increased 33.5% or $1.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was mainly due to the incremental imputed interest relating to the contingent acquisition liability for Cymetrix recorded at net present value. Average borrowing rates were 2.3% and 2.5% for the years ended December 31, 2014 and 2013, respectively.

Income Tax (Benefit) Expense.    Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions, which have different income tax rates, as well as various permanent book-to-tax differences. The rate is also affected by discrete items which may not be consistent from year to year.

The effective income tax rate for the years ended December 31, 2014 and 2013 was -3.5% and 44.3%, respectively The effective income tax rate for the year ended December 31, 2014 is not comparable to the prior-year due to the impact of a goodwill impairment of approximately $122.0 million related to both tax deductible and non-tax deductible components of goodwill recorded during the year ended December 31, 2014 that reduced income tax expense by approximately $35.1 million.

The effective tax rate for the year ended December 31, 2014 excluding the goodwill impairment charge from continuing operations would have been 40.3%. The decrease in the effective income tax rate excluding the goodwill impairment charge for the year ended December 31, 2014 as compared to the prior-year is attributable to improved earnings in certain foreign jurisdictions, including the reversal of foreign deferred income tax valuation allowances, which reduced tax expense by approximately $0.6 million.

Income (Loss) from Discontinued Operations, net of tax.    Income from discontinued operations, net of tax was $0.5 million for the year ended December 31, 2014 compared to a loss of $2.9 million for the year ended December 31, 2013. During the year ended December 31, 2013, we sold the United Kingdom financial services advisory business within our Financial, Risk & Compliance segment. In connection with the sale, during the year ended December 31, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments. See Note 4 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further details on our discontinued operations.

Segment Results

Our performance is assessed and resources are allocated based on the following four reporting segments:

•	Disputes, Investigations & Economics

•	Financial, Risk & Compliance

•	Healthcare

•	Energy

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 5 — Segment Information to the notes to our consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense related to retention incentives (see Note 10 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Disputes, Investigations & Economics
	For the year ended December 31,			2015 over 2014 Increase (Decrease) Percentage	2014 over 2013 Increase (Decrease) Percentage
	2015	2014	2013
Revenues before reimbursements (in 000s)	$314,628	$309,570	$301,545	1.6	2.7
Total revenues (in 000s)	$338,152	$333,273	$326,130	1.5	2.2
Segment operating profit (in 000s)	$102,449	$104,466	$99,828	(1.9)	4.6

Key segment operating metrics:
Segment operating profit margin	32.6%	33.7%	33.1%	(3.3)	1.8
Average FTE — Consulting	487	519	548	(6.2)	(5.3)
Average FTE — Technology, Data & Process	210	199	192	5.5	3.6
Average utilization rates based on 1,850 hours	75%	71%	71%	5.6	—
Average bill rate	$373	$368	$351	1.4	4.8

The Disputes, Investigations & Economics segment’s professional services include valuation and economic analysis, as well as accounting, regulatory, construction and computer forensic expertise. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

RBR for this segment increased 1.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in RBR was mainly due to increased demand for our global construction expertise, international arbitration, financial services, healthcare and commercial litigation disputes work, partially offset by a decrease in economic consulting engagements and forensic accounting investigations and technology, data and processing work. In addition, performance based fees for the years ended December 31, 2015 and 2014 were nil and $1.9 million, respectively. For the year ended December 31, 2015 compared to the year ended December 31, 2014, Average FTE — Consulting decreased 6.2% due to planned personnel actions and Average FTE — Technology, Data & Process increased 5.5% due to an anticipated increase in demand for those services. Average bill rate increased 1.4% to $373 for the year ended December 31, 2015, compared to the year ended December 31, 2014. Utilization increased 5.6% in line with the segment’s increase in RBR. For the year ended December 31, 2015 segment operating profit decreased $2.0 million mainly due to increased RBR partially offset by increased costs discussed below. Segment operating profit margin decreased 1.1 percentage points mainly due to higher incentive based compensation and severance expense partially offset by higher RBR for the year ended December 31, 2015 compared to the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, severance expense was $4.4 million and $1.5 million, respectively.

RBR for this segment increased 2.7% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The RBR growth was mainly a result of higher demand for financial services, international arbitration, data breach and tax controversy disputes work, increased activity in global construction, technology and contributions from a third quarter 2013 acquisition in healthcare disputes (see Note 3 — Acquisitions to the notes to our consolidated financial statements), partially offset by a decline in economic consulting engagements and the completion of certain large dispute engagements. In addition, the year ended December 31, 2014 benefited from a performance-based fee of $1.9 million in our global construction business compared to $0.2 million in the year ended December 31, 2013. Average FTE—Consulting decreased 5.3% for the year ended December 31, 2014 compared to the year ended December 31, 2013, due to planned personnel actions, and Average FTE — Technology, Data & Process increased 3.6%. Average bill rate increased 4.8% to $368 for the year ended December 31, 2014 compared to the year ended December 31, 2013. Utilization was relatively flat for the same period. For the year ended December 31, 2014, segment operating profit increased $4.6 million and segment operating profit margin improved slightly due to the increase in RBR.

Financial, Risk & Compliance
	For the year ended December 31,			2015 over 2014 Increase (Decrease) Percentage	2014 over 2013 Increase (Decrease) Percentage
	2015	2014	2013
Revenues before reimbursements (in 000s)	$124,359	$135,498	$155,656	(8.2)	(13.0)
Total revenues (in 000s)	$142,959	$162,637	$190,116	(12.1)	(14.5)
Segment operating profit (in 000s)	$49,130	$58,929	$62,487	(16.6)	(5.7)

Key segment operating metrics:
Segment operating profit margin	39.5%	43.5%	40.1%	(9.2)	8.5
Average FTE — Consulting	293	273	226	7.3	20.8
Average utilization rates based on 1,850 hours	76%	80%	82%	(5.0)	(2.4)
Average bill rate	$275	$275	$271	—	1.5

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

RBR for this segment decreased 8.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in RBR was mainly due to a lower volume of work from an ongoing large financial institution client. Average FTE — Consulting increased 7.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to additional compliance consulting work and continuing demand for anti-money laundering consulting services which drove additional hiring and the conversion of certain project employees to FTE status in the second half of 2014. Average bill rate was flat at $275 for the year ended December 31, 2015 compared to the year ended December 31, 2014. Utilization decreased 5.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014 mainly due to the lower volume of work discussed above in the 2015 compared to 2014. For the year ended December 31, 2015 compared to the year ended December 31, 2014, segment operating profit and segment operating profit margin decreased $9.8 million and 4.0 percentage points, respectively, primarily due to the decrease in RBR. Costs also decreased, with lower incentive based compensation partially offset by increased retention costs for senior revenue generators and higher wages and benefits relating to the increase in Average FTE — Consulting discussed above.

RBR for this segment decreased 13.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013. RBR decreased due to lower RBR from mortgage servicing review engagements and restructuring-related services partially offset by new compliance consulting work. Demand for new compliance consulting work was driven by large financial institutions, including one client which contributed a significant portion of the RBR of the segment in 2014. There were no performance-based fees for the year ended December 31, 2014 compared to $4.6 million in the year ended December 31, 2013 due mainly to the decrease in restructuring-related services mentioned above. Average FTE — Consulting increased 20.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to on-going demand for anti-money laundering and compliance work which drove the conversion of certain project employees to FTE status in 2014 partially offset by fewer restructuring-related professionals. Average bill rate increased 1.5% to $275 for the year ended December 31, 2014 compared to the year ended December 31, 2013. Utilization decreased 2.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. For the year ended December 31, 2014 compared to the year ended December 31, 2013, segment operating profit decreased $3.6 million and segment operating profit margin increased 3.4 percentage points mainly as a result of improved project mix partly due to the reduction in restructuring-related services with relatively lower leverage and margin projects.

Healthcare
	For the year ended December 31,			2015 over 2014 Increase (Decrease) Percentage	2014 over 2013 Increase (Decrease) Percentage
	2015	2014	2013
Revenues before reimbursements (in 000s)	$288,798	$223,817	$182,783	29.0	22.4
Total revenues (in 000s)	$313,884	$248,095	$205,215	26.5	20.9
Segment operating profit (in 000s)	$90,869	$65,104	$67,696	39.6	(3.8)

Key segment operating metrics:
Segment operating profit margin	31.5%	29.1%	37.0%	8.2	(21.4)
Average FTE — Consulting	443	443	435	—	1.8
Average FTE — Technology, Data & Process	2,287	688	212	232.4	224.5
Average utilization rates based on 1,850 hours	76%	75%	76%	1.3	(1.3)
Average bill rate	$274	$258	$257	6.2	0.4

The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the required implementation of a new medical coding system.

RBR for this segment increased 29.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014. RBR for the year ended December 31, 2015 reflected the May 2014 acquisition of Cymetrix and February 2015 acquisition of RevenueMed (see Note 3 — Acquisitions to the notes to our consolidated financial statements). Nearly half of the RBR increase was organic, primarily from an increased demand in all consulting areas including provider performance improvement solutions, work relating to revenue cycle consulting, life sciences and regulatory work for governmental agencies. In addition, business process management services contributed to organic RBR growth. Performance based fees included in the above were $4.2 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. Average FTE — Consulting was flat for the year ended December 31, 2015 compared to year ended December 31, 2014, and utilization increased 1.3% for the same period. Average FTE — Technology, Data & Process increased significantly for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the above mentioned acquisitions as well as new hires relating to our physician revenue cycle management group. Average FTE — Technology, Data & Process for the year ended December 31, 2015 reflected partial period employment of approximately 1,500 professionals. Average bill rate increased 6.2% to $274 for the year ended December 31, 2015 due to bill rate increases and change in project mix. For the year ended December 31, 2015, segment operating profit increased $25.8 million and segment operating profit margin increased 2.4 percentage points compared to the year ended December 31, 2014 due to increased bill rates, higher utilization and performance fees for consulting services and other margin improvement initiatives.

RBR for this segment increased 22.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. RBR for the year ended December 31, 2014 reflected the May 2014 acquisition of Cymetrix (see Note 3 — Acquisitions to the notes to our consolidated financial statements). In addition, RBR for the year ended December 31, 2014 benefited from an increase in demand for physician revenue cycle and life sciences consulting which was offset by lower RBR within the performance improvement business due to competitive challenges as well as the delay in anticipated project work relating to the implementation of ICD10 (which is the regulatory codification update). Performance-based fees were $0.3 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. Average FTE — Consulting increased 1.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013, while utilization decreased 1.3% for the same period, due in part to delayed start up of certain projects and acquisition integration for Cymetrix. Average FTE — Technology, Data & Process increased significantly for the year ended December 31, 2014 compared to 2013 due to the acquisition of Cymetrix which added 381 Average FTE (reflecting partial period employment over the 12 month period) as well as hires relating to our physician revenue cycle management group. For the year ended December 31, 2014, segment operating profit decreased $2.6 million and segment operating profit margin decreased 7.9 percentage points compared to the year ended December 31, 2013 due to mix of engagements and increased costs relating to acquisitions, training, strategic investments and segment meetings. In addition, severance expense for the years ended December 31, 2014 and 2013 was $1.6 million and $0.3 million, respectively, which further contributed to the year-over-year decline of segment operating profit margin.

Energy
	For the year ended December 31,			2015 over 2014 Increase (Decrease) Percentage	2014 over 2013 Increase (Decrease) Percentage
	2015	2014	2013
Revenues before reimbursements (in 000s)	$106,023	$97,667	$94,449	8.6	3.4
Total revenues (in 000s)	$124,491	$115,612	$114,124	7.7	1.3
Segment operating profit (in 000s)	$31,380	$30,507	$31,280	2.9	(2.5)

Key segment operating metrics:
Segment operating profit margin	29.6%	31.2%	33.1%	(5.1)	(5.7)
Average FTE — Consulting	344	330	314	4.2	5.1
Average FTE — Technology, Data & Process	65	52	47	25.0	10.6
Average utilization rates based on 1,850 hours	74%	74%	75%	—	(1.3)
Average bill rate	$199	$191	$190	4.2	0.5

The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of strategy and new business models and creating sustainable excellence in areas such as investment management, integrated resource planning, renewables, distributed energy resources, energy efficiency and demand response, and transmission and distribution operations. In addition, we provide a broad array of benchmarking and research services.

RBR for this segment increased 8.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was mainly due to continued demand for our strategy and operations engagements led by risk management, transmission planning, and performance excellence. Utilization was flat for the year ended December 31, 2015 compared to the year ended December 31, 2014. Average bill rate increased 4.2% to $199 over the same periods due to bill rate increases and project mix. Average FTE — Consulting increased 4.2% relating to new hires within our business strategy and operational improvement businesses offset by attrition and the personnel reclassification mentioned below. Average FTE — Technology, Data & Process increased 25.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014 mainly due to the reclassification of 10 FTE professionals previously reported within FTE — Consulting to FTE — Technology, Data & Process in 2015 in order to combine our research, benchmarking and modeling teams. For the year ended December 31, 2015 compared to the year ended December 31, 2014, segment operating profit increased $0.9 million due to higher RBR partially offset by higher compensation and benefits expenses and incentive based compensation. Segment operating profit margin decreased 1.6 percentage points across the same periods as a result of certain investments in targeted growth areas for the segment which, in turn, resulted in higher compensation and recruiting expenses.

RBR for this segment increased 3.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due to an increase in governmental policy engagements, oil and gas related engagements and custom research reports, with U.S. federal government engagements accounting for approximately one-third of this segment’s RBR for 2014. These increases were partially offset by a decrease relating to fewer engagements in market analysis and pricing services. Utilization decreased 1.3% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Average FTE — Consulting increased 5.1% relating to new hires within energy efficiency, business strategy and oil and gas offset by attrition within the market analysis and pricing businesses. Average FTE — Technology, Data & Process increased 10.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013 as demand for the segment’s benchmarking and research services strengthened. For the year ended December 31, 2014 compared to the year ended December 31, 2013, segment operating profit and segment operating profit margin decreased $0.8 million and 1.9 percentage points, respectively, due to costs associated with new hires and the delay of renewing certain engagements. Severance expense for the years ended December 31, 2014 and 2013 was $1.0 million and $1.3 million, respectively.

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

The amounts in the following table are in thousands, except for per share data:

	Dec. 31, 2015	Sep. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	June 30, 2014	Mar. 31, 2014
Revenues before reimbursements	$211,995	$209,634	$211,023	$201,156	$199,458	$205,534	$186,504	$175,056
Reimbursements	20,623	20,624	22,416	22,015	24,175	24,605	21,593	22,692

Total revenues	232,618	230,258	233,439	223,171	223,633	230,139	208,097	197,748
Cost of services before reimbursable expenses	146,195	141,731	145,367	138,601	136,378	135,859	126,792	120,128
Reimbursable expenses	20,623	20,624	22,416	22,015	24,175	24,605	21,593	22,692

Total cost of services	166,818	162,355	167,783	160,616	160,553	160,464	148,385	142,820
General and administrative expenses	36,100	36,629	39,068	35,665	34,651	34,067	34,237	33,102
Depreciation expense	6,579	5,954	5,724	5,355	5,202	5,116	4,953	4,309
Amortization expense	1,963	2,084	2,297	2,269	1,291	1,673	1,633	1,362
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(422)	—	2,308	(14,933)	(554)	(834)	(2,444)	(1,160)
Office consolidation, net	26	—	1,804	936	725	—	—	—
Loss (gain) on disposition of assets	—	283	—	—	(541)	—	—	—
Goodwill impairment	—	—	—	—	—	—	122,045	—
Other impairment	—	—	98	—	1,139	—	204	—

Operating income (loss)	21,554	22,953	14,357	33,263	21,167	29,653	(100,916)	17,315
Interest expense	928	1,018	1,238	1,732	1,741	1,942	1,397	838
Interest income	(72)	(77)	(46)	(55)	(58)	(56)	(71)	(89)
Other (income) expense, net	(212)	(328)	176	(328)	(378)	(57)	186	82

Income (loss) from continuing operations before income tax expense (benefit)	20,910	22,340	12,989	31,914	19,862	27,824	(102,428)	16,484
Income tax expense (benefit)	7,711	8,164	5,162	6,771	7,541	11,563	(26,569)	6,114

Net income (loss) from continuing operations	13,199	14,176	7,827	25,143	12,321	16,261	(75,859)	10,370
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	509

Net income (loss)	$13,199	$14,176	$7,827	$25,143	$12,321	$16,261	$(75,859)	$10,879

	Dec. 31, 2015	Sep. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	June 30, 2014	Mar. 31, 2014
Basic per share data
Net income (loss) from continuing operations	$0.28	$0.30	$0.16	$0.52	$0.25	$0.33	$(1.55)	$0.21
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	0.01
Net income (loss)	0.28	0.30	0.16	0.52	0.25	0.33	(1.55)	0.22
Shares used in computing basic per share data	47,516	47,835	48,150	48,123	48,393	48,736	48,971	48,906
Diluted per share data
Net income (loss) from continuing operations	$0.27	$0.29	$0.16	$0.51	$0.25	$0.33	$(1.55)	$0.21
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	0.01
Net income (loss)	0.27	0.29	0.16	0.51	0.25	0.33	(1.55)	0.22
Shares used in computing diluted per share data	49,007	49,155	49,310	49,413	49,542	49,827	48,971	50,477

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, timing of acquisitions, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, including the ability of clients to terminate engagements without penalty, attaining certain contractual outcomes, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by other operating costs (benefit). In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the year ended December 31, 2015:

	2015	2014	2013
Net cash provided by operating activities	$83,079	$90,097	$119,769
Net cash used in investing activities	$(117,412)	$(116,203)	$(10,384)
Net cash provided by (used in) financing activities	$40,811	$26,882	$(108,437)

Generally, our net cash provided by operating activities is funded by our day to day operating activities. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ cash requirements are generally lower. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable Days Sales Outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 76 days at December 31, 2015, compared to 69 days at December 31, 2014 and 65 days at December 31, 2013. DSO at December 31, 2015 was negatively impacted, in part, by the McKinnis acquisition on December 31, 2015 (see Note 3 — Acquisitions to the notes to our consolidated financial statements) and certain milestone billing arrangements.

Operating Activities

Net cash provided by operating activities was $83.1 million for the year ended December 31, 2015 compared to $90.1 million and $119.8 million in 2014 and 2013, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased working capital and income taxes paid. As noted above, DSO at December 31, 2015 was slightly higher than at December 31, 2014. The decrease in net cash provided by operating activities for year ended December 31, 2014 compared to year ended December 31, 2013 was primarily due to lower accounts receivable collections in 2014 due in part to a large performance-based fee recognized at the end of December 2014 as well as increased accounts receivable relating to business process management services.

Investing Activities

Net cash used in investing activities was $117.4 million for the year ended December 31, 2015 compared to $116.2 million and $10.4 million for the years ended December 31, 2014 and 2013, respectively. Cash used in investing activities was marginally higher in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to an increase in property and equipment expenditures mainly relating to leasehold improvements mainly relating to consolidation of our offices located in New York City and technology infrastructure and higher deferred acquisition liability payments which were partially offset by lower acquisitions spending in the current year (see Note 3 — Acquisitions to the notes to our consolidated financial statements). Cash used in investing activities was higher for the year ended December 31, 2014 compared to the year ended December 31, 2013 mainly due to an increase in acquisition spending (see Note 3 — Acquisitions to the notes to our consolidated financial statements) and higher property and equipment expenditures associated with office facilities and technology infrastructure.

Financing Activities

Net cash provided by financing activities was $40.8 million for the year ended December 31, 2015 compared to $26.9 million for the year ended December 31, 2014 and net cash used in financing activities of $108.4 million for the year ended December 31, 2013. The cash provided by financing activities increased for the year ended December 31, 2015 primarily due to higher borrowings related to a fourth quarter 2015 acquisition. The change in cash provided by financing activities for the year ended December 31, 2014 compared to the cash used in financing activities for the year ended December 31, 2013 was primarily due to borrowings related to our increased acquisition payments and property and equipment expenditures as well as lower cash provided by operations.

During the year ended December 31, 2015, we purchased 1,589,072 shares of our common stock in the open market for $24.0 million compared to 1,653,315 shares for $27.3 million and 2,059,220 shares for $28.3 million during the years ended December 31, 2014 and 2013, respectively.

Debt, Commitments and Capital

For further information regarding our debt, see Note 13 — Bank Debt to the notes to our consolidated financial statements.

At December 31, 2015, we had total contractual obligations of $350.6 million. The following table shows the components of our significant commitments at December 31, 2015 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2016	2017 to 2018	2019 to 2020	Thereafter
Deferred acquisition liabilities(a)	$9,965	$1,665	$8,300	$—	$—
Revolving credit facility(b)(c)	173,743	—	173,743	—	—
Lease commitments(d)	166,873	25,982	46,221	38,145	56,525

Total contractual obligations	$350,581	$27,647	$228,264	$38,145	$56,525

a)

At December 31, 2015, we had $10.0 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $8.8 million was in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value.

Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reaches their maximum target, our maximum deferred contingent acquisition liability would have been $28.5 million at December 31, 2015. Subsequent to December 31, 2015, we agreed in principle to pay $5.5 million in excess working capital to the selling equityholders of McKinnis relating to cash acquired at closing prior to when such amount would have been otherwise payable pursuant to the terms of the purchase agreement. This estimate of excess working capital has been included in other liabilities on the consolidated balance sheets and has not been included in the table above (see Note 3 — Acquisitions to the notes to the consolidated financial statements).

b)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 13 — Bank Debt to the notes to our consolidated financial statements for further information on our credit facility.

c)	At December 31, 2015, we had $7.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

d)	During the year ended December 31, 2015, we entered into a lease for new headquarters office space in Chicago, Illinois. The lease term begins in May 2017 and has a term of 11 years, which has increased our contractual obligations relating to lease commitments by $37.2 million.

Through December 31, 2015, we repurchased an aggregate of 7,137,813 shares of our common stock for approximately $101.1 million under our share repurchase program. Effective July 1, 2015, the share repurchase authorization was increased to $100.0 million and extended through December 31, 2017. At December 31, 2015, we had approximately $88.1 million remaining for repurchase under the authorization.

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

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of arrangements: time and material, fixed-fee, units of production and milestone based.

For our time and material arrangements, revenue is recognized based on the number of hours worked by our Client-Service FTE at the contracted bill rates. In some cases, our time and materials engagements are subject to a maximum fee amount not to be exceeded, in which case we periodically evaluate the progress of work performed to ensure that the maximum amount billable to the client is not expected to be exceeded. Additionally, revenue is recognized on our units of production arrangements in a similar manner based on measures such as the number of items processed at agreed-upon rates.

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

We may provide multiple elements of service under the terms of one or multiple arrangements. Revenues under these scenarios are assessed and accounted for in accordance with Accounting Standard Codification (ASC) 605-25 Multiple Element Arrangements in order to determine whether one or more units of accounting are present.

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are included in our revenue as applicable and are passed through to other cost of services. Typically, reimbursable expenses are recognized as revenue during the period in which the expenses are incurred.

Revenues recognized for services performed but not yet billed are recorded as engagements in process within accounts receivable. Advance payments and retainers are recorded as deferred revenue within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standards Codification 350 (ASC 350), is an operating segment of a business or one level below if discrete financial information is available and regularly reviewed by segment management. At December 31, 2015, we had four operating segments which are also considered to be our reporting units, as follows: Disputes, Investigations & Economics, Financial, Risk & Compliance, Healthcare and Energy.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the U.S. and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. Management has determined that it is more likely than not due to the uncertainty surrounding certain international business operations, that sufficient future taxable income will not be available to realize certain deferred tax assets, therefore management has recognized full valuation allowance for those deferred tax assets in the financial statements.

As a result of our adoption of FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) for periods presented after September 30,2015, all of our deferred income taxes are now classified as non-current.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to defer the effective date by one year. The standard will be effective for financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original date of financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update includes amendments that change the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Subsequently in August 2015, the FASB issued ASU 2015-15, which clarified the guidance in ASU 2015-03 that for a line-of-credit (revolving credit) arrangement the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term. As of December 31, 2015, our net debt issuance costs related to our credit facility are $1.4 million which is recorded in other assets. The adoption of this standard is not expected to have any impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This update requires the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the in the reporting period in which adjustment amounts are determined. The adjustments are calculated as if the accounting had been completed at the acquisition date. Prior to this update, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2015. Early adoption of the standard is not permitted, and the standard must be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements, however, we will continue to evaluate the potential impact.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This standard requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets be offset by jurisdiction and presented as a single amount is not affected by this standard update. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. Early adoption of the standard is permitted, and the standard may be applied either retrospectively or prospectively. We have adopted this standard prospectively as of October 1, 2015, and reclassified our deferred tax assets and liabilities to the net non-current deferred tax liability in our consolidated balance sheets as of December 31, 2015.

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

At December 31, 2015, our interest rate derivatives effectively fixed our LIBOR base rate on $50.0 million of our debt. Based on borrowings under our credit facility at December 31, 2015 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $123.7 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.3 million change in annual interest expense.

At December 31, 2015, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2015, we had net assets of approximately $44.4 million with a functional currency of the United Kingdom Pound Sterling and $10.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At December 31, 2015, we had net liabilities denominated in non-functional currency of approximately $1.7 million. As such, a ten percent change in the value of the local currency would have resulted in a $0.2 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements are in this report as pages F-3 through F-30. An index to such information appears on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(1)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2015 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (2013). In the course of its evaluation, management concluded that we maintained effective control over financial reporting at December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited Navigant Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navigant Consulting, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the financial statement schedule listed in the accompanying index, and our report dated February 15, 2016 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule. Our report refers to a change in the method for classification of deferred taxes within the balance sheet due to the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/    KPMG LLP

Chicago, Illinois

February 15, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 17, 2016 (the “2016 Proxy Statement”) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be included under the headings “Stock Ownership of Directors, Executive Officers and Principal Holders” in the 2016 Proxy Statement and is incorporated herein by reference.

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2016 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2016 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to the Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 14, 2014, among Navigant Consulting, Inc., Bobcat Acquisition Corporation, Cymetrix Corporation and certain securityholders of Cymetrix Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2014). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.)

2.2	Letter Agreement, dated May 22, 2014, by and between Navigant Consulting, Inc. and Michael Halberda, as Securityholder Representative, for and on behalf of each of the former securityholders of Cymetrix Corporation (“Securityholders”), pursuant to Section 9.23 of the Agreement and Plan of Merger, dated as of May 14, 2014, among Navigant Consulting, Inc., Bobcat Acquisition Corporation, Cymetrix Corporation and the Securityholders (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

2.3	Amendment, dated as of May 15, 2015, by and between Navigant Consulting, Inc. and Michael Halberda, as Securityholder Representative (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2015).

3.1	Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

3.2	Amendment to Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

3.2	By-Laws of Navigant Consulting, Inc., as amended on July 25, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2007).

3.3	Amendment to By-Laws of Navigant Consulting, Inc., effective as of December 16, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2010).

10.1†	Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Notice and Proxy Statement filed with the SEC on March 28, 2007).

10.2†	First Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2008).

10.3†	Second Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of December 18, 2009 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.4†	Navigant Consulting, Inc. Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 20, 2015).

10.4†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

Exhibit No.	Description

10.6†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (incorporated by reference to Exhibit A to our Definitive Notice and Proxy Statement filed with the SEC on March 27, 2006).

10.7†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.8†	Second Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of December 31, 2009 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.9†	Form of Non-Qualified Stock Option Award Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.10†	Form of Performance-Based Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.11†	Form of Non-Employee Director Stock Option Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.12†	Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.13†	Form of Executive Officer Stock Option Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.14†	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.15†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Vesting) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.16†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Separation From Service) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.17†	Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan — Retirement Vesting) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.18†	Form of Stock Option Award Agreement (2012 Long-Term Incentive Plan — Retirement Vesting) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.19†	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan — Retirement Vesting) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.20†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

Exhibit No.	Description

10.21†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.22†	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Navigant Consulting, Inc. and William M. Goodyear (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.23†	Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and Julie M. Howard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.24†	Amended and Restated Employment Agreement, effective as of October 1, 2013, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 4, 2013).

10.25†	Employment Agreement, dated as of October 23, 2012, between Navigant Consulting, Inc. and Lee A. Spirer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 26, 2012).

10.26†	Employment Agreement, dated as of February 22, 2013, between Navigant Consulting, Inc. and Lucinda M. Baier (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2013).

10.27†	Interim Executive Officer Agreement, dated as of November 9, 2015, between Navigant Consulting, Inc. and Thomas A. Nardi.

10.28	Credit Agreement, dated as of May 27, 2011, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.29	First Amendment to Credit Agreement, dated as of September 19, 2013, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 24, 2013).

10.30	Second Amendment to Credit Agreement, dated as of February 19, 2014, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

21.1	Significant Subsidiaries of Navigant Consulting, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer

Date: February 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JULIE M. HOWARD Julie M. Howard	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2016

/s/ THOMAS A. NARDI Thomas A. Nardi	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	February 15, 2016

/s/ SCOTT S. HARPER Scott S. Harper	Vice President and Controller (Principal Accounting Officer)	February 15, 2016

/s/ LLOYD H. DEAN Lloyd H. Dean	Director	February 15, 2016

/s/ CYNTHIA A. GLASSMAN Hon. Cynthia A. Glassman	Director	February 15, 2016

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 15, 2016

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 15, 2016

/s/ JAMES R. THOMPSON Governor James R. Thompson	Director	February 15, 2016

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 15, 2016

/s/ RANDY H. ZWIRN Randy H. Zwirn	Director	February 15, 2016

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed within the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 16 to the consolidated financial statements, the Company has changed its method of accounting for the classification of deferred taxes within the consolidated balance sheet in 2015 due to the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/    KPMG LLP

Chicago, Illinois

February 15, 2016

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$8,895	$2,648
Accounts receivable, net	216,660	187,652
Prepaid expenses and other current assets	29,729	27,142
Deferred income tax assets	—	13,455

Total current assets	255,284	230,897
Non-current assets:
Property and equipment, net	76,717	60,617
Intangible assets, net	38,160	26,502
Goodwill	623,204	568,091
Other assets	22,531	17,386

Total assets	$1,015,896	$903,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,497	$11,735
Accrued liabilities	10,719	11,311
Accrued compensation-related costs	91,577	83,061
Income tax payable	—	1,763
Other current liabilities	32,147	52,526

Total current liabilities	143,940	160,396
Non-current liabilities:
Deferred income tax liabilities	75,719	76,329
Other non-current liabilities	28,956	14,387
Bank debt non-current	173,743	109,790

Total non-current liabilities	278,418	200,506

Total liabilities	422,358	360,902

Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000 shares authorized; 64,465 and 63,708 issued as of December 31, 2015 and 2014, respectively	64	64
Additional paid-in capital	627,976	611,882
Treasury stock, 16,903 and 15,491 shares as of December 31, 2015 and 2014, respectively	(296,624)	(275,608)
Retained earnings	278,682	218,337
Accumulated other comprehensive loss	(16,560)	(12,084)

Total stockholders’ equity	593,538	542,591

Total liabilities and stockholders’ equity	$1,015,896	$903,493

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the year ended December 31,
	2015	2014	2013
Revenues before reimbursements	$833,808	$766,552	$734,433
Reimbursements	85,678	93,065	101,152

Total revenues	919,486	859,617	835,585
Cost of services before reimbursable expenses	571,894	519,157	487,967
Reimbursable expenses	85,678	93,065	101,152

Total cost of services	657,572	612,222	589,119
General and administrative expenses	147,462	136,057	127,079
Depreciation expense	23,612	19,580	16,180
Amortization expense	8,613	5,959	6,826
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	(13,047)	(4,992)	(5,399)
Office consolidation, net	2,766	725	348
Loss (gain) on disposition of assets	283	(541)	(1,715)
Goodwill impairment	—	122,045	—
Other impairment	98	1,343	—

Operating income (loss)	92,127	(32,781)	103,147
Interest expense	4,916	5,918	4,433
Interest income	(250)	(274)	(463)
Other (income) expense, net	(692)	(167)	175

Income (loss) from continuing operations before income tax expense (benefit)	88,153	(38,258)	99,002
Income tax expense (benefit)	27,808	(1,351)	43,890

Net income (loss) from continuing operations	60,345	(36,907)	55,112
Income (loss) from discontinued operations, net of tax	—	509	(2,919)

Net income (loss)	$60,345	$(36,398)	$52,193

Basic per share data
Net income (loss) from continuing operations	$1.26	$(0.76)	$1.11
Income (loss) from discontinued operations, net of tax	—	0.01	(0.06)

Net income (loss)	$1.26	$(0.75)	$1.05

Shares used in computing basic per share data	47,906	48,741	49,771
Diluted per share data
Net income (loss) from continuing operations	$1.23	$(0.76)	$1.08
Income (loss) from discontinued operations, net of tax	—	0.01	(0.06)

Net income (loss)	$1.23	$(0.75)	$1.02

Shares used in computing diluted per share data	49,224	48,741	50,951
Net income (loss)	$60,345	$(36,398)	$52,193
Other comprehensive income (loss), net of tax
Unrealized net loss, foreign currency translation	(4,473)	(2,844)	(711)
Unrealized net loss on interest rate derivatives	(317)	(127)	(39)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	314	228	133

Other comprehensive loss, net of tax	(4,476)	(2,743)	(617)

Total comprehensive income (loss), net of tax	$55,869	$(39,141)	$51,576

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2012	62,104	(11,587)	$62	$582,363	$(216,500)	$(8,724)	$202,542	$559,743
Comprehensive income (loss)	—	—	—	—	—	(617)	52,193	51,576
Other issuances of common stock	244	5	1	3,049	94	—	—	3,144
Tax deficits on stock options exercised and restricted stock units vested	—	—	—	(438)	—	—	—	(438)
Vesting of restricted stock and restricted stock units net of forfeitures and tax withholdings	422	(97)	—	(261)	(1,783)	—	—	(2,044)
Share-based compensation expense	32	(32)	—	11,671	(592)	—	—	11,079
Additional paid-in capital recorded through compensation expense	—	—	—	2,340	—	—	—	2,340
Repurchases of common stock	—	(2,059)	—	—	(28,325)	—	—	(28,325)

Balance at December 31, 2013	62,802	(13,770)	$63	$598,724	$(247,106)	$(9,341)	$254,735	$597,075
Comprehensive loss	—	—	—	—	—	(2,743)	(36,398)	(39,141)
Other issuances of common stock	195	—	—	2,833	—	—	—	2,833
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	2,069	—	—	—	2,069
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	701	(58)	1	(3,816)	(1,045)	—	—	(4,860)
Share-based compensation expense	10	(10)	—	9,489	(173)	—	—	9,316
Additional paid-in capital recorded through compensation expense	—	—	—	2,583	—	—	—	2,583
Repurchases of common stock	—	(1,653)	—	—	(27,284)	—	—	(27,284)

Balance at December 31, 2014	63,708	(15,491)	$64	$611,882	$(275,608)	$(12,084)	$218,337	$542,591
Comprehensive income (loss)	—	—	—	—	—	(4,476)	60,345	55,869
Issuances of common stock related to business combinations	—	177	—	—	3,000	—	—	3,000
Other issuances of common stock	488	—	—	5,974	—	—	—	5,974
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	311	—	—	—	311
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	269	—	—	(1,811)	5	—	—	(1,806)
Share-based compensation expense	—	—	—	10,328	—	—	—	10,328
Additional paid-in capital recorded through compensation expense	—	—	—	1,292	—	—	—	1,292
Repurchases of common stock	—	(1,589)	—	—	(24,021)	—	—	(24,021)

Balance at December 31, 2015	64,465	(16,903)	$64	$627,976	$(296,624)	$(16,560)	$278,682	$593,538

See accompanying notes to consolidated financial statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$60,345	$(36,398)	$52,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	23,612	19,580	16,180
Accelerated depreciation — office consolidation	165	—	498
Amortization expense	8,613	5,959	6,826
Amortization expense — client-facing software	867	1,218	459
Share-based compensation expense	10,328	9,316	11,079
Accretion of interest expense	1,185	2,351	942
Deferred income taxes	13,807	(18,052)	18,421
Allowance for doubtful accounts receivable	2,578	5,009	(107)
Contingent acquisition liability adjustments, net	(13,047)	(4,992)	(5,399)
Loss (gain) on disposition of assets	283	(541)	(1,715)
(Gain) loss on disposition of discontinued operations	—	(509)	3,675
Goodwill impairment	—	122,045	—
Other impairment	98	1,343	—
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(27,875)	(14,844)	19,604
Prepaid expenses and other assets	(5,575)	(303)	12,260
Accounts payable	(2,271)	(2,123)	(4,623)
Accrued liabilities	476	(1,316)	(382)
Accrued compensation-related costs	6,875	2,712	(3,470)
Income taxes payable	(4,081)	2,185	(6,386)
Other liabilities	6,696	(2,543)	(286)

Net cash provided by operating activities	83,079	90,097	119,769
Cash flows from investing activities:
Purchases of property and equipment	(39,094)	(23,506)	(14,217)
Acquisitions of businesses, net of cash acquired	(64,037)	(89,180)	(2,989)
Proceeds from dispositions, net of selling costs	—	2,324	16,973
Payments of acquisition liabilities	(13,546)	(4,960)	(6,866)
Capitalized client-facing software	(735)	(881)	(3,285)

Net cash used in investing activities	(117,412)	(116,203)	(10,384)
Cash flows from financing activities:
Issuances of common stock	5,974	2,833	3,144
Repurchases of common stock	(24,021)	(27,284)	(28,325)
Payments of contingent acquisition liabilities	(4,592)	(464)	(3,287)
Repayments to banks	(332,455)	(323,374)	(382,045)
Borrowings from banks	397,320	377,839	304,499
Payments of debt issuance costs	—	—	(731)
Other, net	(1,415)	(2,668)	(1,692)

Net cash provided by (used in) financing activities	40,811	26,882	(108,437)

Effect of exchange rate changes on cash and cash equivalents	(231)	(96)	(32)

Net increase in cash and cash equivalents	6,247	680	916
Cash and cash equivalents at beginning of the period	2,648	1,968	1,052

Cash and cash equivalents at end of the period	$8,895	$2,648	$1,968

Supplemental Consolidated Cash Flow Information

	For the year ended December 31,
	2015	2014	2013
Interest paid	$3,183	$2,841	$2,912
Income taxes paid, net of refunds	$16,733	$12,307	$30,782

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“Navigant,” “we,” “us,” or “our”) (NYSE: NCI) is a specialized, global professional services firm that helps clients take control of their future. With a focus on markets and clients facing transformational change and significant regulatory or legal pressures, Navigant primarily serves clients in the healthcare, energy and financial services industries.

We do not believe that any material subsequent events occurred during this period that requires disclosure in the notes to the consolidated financial statements.

We are headquartered in Chicago, Illinois and have offices in various cities within the U.S., as well as offices in the United Kingdom, Canada, China, Singapore, United Arab Emirates and India and other countries outside the U.S. Our non-U.S. subsidiaries, in the aggregate, represented approximately 9%, 8% and 7% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2015 and 2014 based upon the short-term nature of the assets and liabilities. In addition, the fair value of our bank debt considers counterparty credit risk and as of December 31, 2015, approximated carrying value as it bears interest at variable rates. As noted below, we maintain interest rate derivatives which are recorded at fair value (see Note 17 — Fair Value).

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment, Net

We record property and equipment at cost. We compute depreciation using the straight-line method based on the estimated useful lives of the assets, ranging from three to seven years for software, furniture, fixtures and equipment. We compute amortization of leasehold improvements over the shorter of the remaining lease term or the estimated useful life of the asset. The lease term of our leaseholds expire at various dates through 2028. During the years ended December 31, 2015, 2014 and 2013, we capitalized compensation costs related to internally developed software for internal use of $1.5 million, $1.6 million and $0.9 million, respectively. We capitalize internally developed software costs during the development stage.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by ASC Topic 350, is an operating segment of a business or one level below an operating segment if discrete financial information is available and regularly reviewed by segment management. At December 31, 2015, we had four operating segments which were also considered to be our reporting units, as follows: Disputes, Investigations & Economics, Financial, Risk & Compliance, Healthcare and Energy.

ASC Topic 350 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of arrangements: time and material, fixed-fee, units of production and milestone based.

For our time and material arrangements, revenue is recognized based on the number of hours worked by our Client-Service FTE at the contracted bill rates. In some cases, our time and materials engagements are subject to a maximum fee amount not to be exceeded, in which case we periodically evaluate the progress of work performed to ensure that the maximum amount billable to the client is not expected to be exceeded. Additionally, revenue is recognized on our units of production arrangements in a similar manner based on measures such as the number of items processed at agreed-upon rates.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may provide multiple elements of service under the terms of one or multiple arrangements. Revenues under these scenarios are assessed and accounted for in accordance with ASC 605-25 Multiple Element Arrangements in order to determine whether one or more units of accounting are present.

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are included in our revenue as applicable and are passed through to other cost of services. Typically, reimbursable expenses are recognized as revenue during the period in which the expenses are incurred.

Revenues recognized for services performed but not yet billed are recorded as engagements in process within accounts receivable. Advance payments and retainers are recorded as deferred revenue within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

Legal

We record legal expenses as incurred. Potential exposures related to unfavorable outcomes of legal matters are accrued for when they become probable and reasonably estimable.

Share-Based Compensation

We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that we grant under our long-term incentive plans in our consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting conditions which require the achievement of a specific company financial performance goal at the end of the performance period and required service period are recognized over the performance period. Each reporting period, we reassess the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or is expected to be lower than initial expectations.

The grant date fair value of stock options is based on the Black-Scholes-Merton pricing model. The Black-Scholes-Merton option-pricing model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

The grant date fair value of restricted stock and restricted stock units is based on the closing price of the underlying stock on the date of the grant.

At the time of the grant, we make an estimation of expected forfeitures based upon past experience. Compensation expense is recorded only for those awards expected to vest. Our forfeiture rate is reviewed periodically and may change from year to year.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated tax obligations. We are subject to income taxes in the U.S. and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 1, 2015, we adopted FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) on a prospective basis. This ASU requires that the deferred tax assets and liabilities be classified as non-current in a statement of financial position. Adoption of this ASU resulted in a reclassification of our deferred tax assets and liabilities to the net non-current deferred tax liability in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during any of the years ended December 31, 2015, 2014 or 2013.

Treasury Stock

We account for treasury stock transactions at cost and for the reissuance of treasury stock using the average cost method.

Foreign Currency

The balance sheets of our foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and revenues and expenses are translated using the average exchange rates for each period. The resulting translation gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign exchange transactions are recorded in the consolidated statements of comprehensive income (loss). Such amounts were $0.1 million and $0.2 million gains for the years ended December 31, 2015 and 2014, respectively, and $0.4 million loss for 2013.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive income (loss). Such instruments are recorded at fair value at each reporting date on a recurring basis. Changes in fair value as calculated are recorded in other comprehensive income (loss) (see Note 12 — Derivatives and Hedging Activity) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of comprehensive income (loss). The differentials to be received or paid under the instruments are recognized in earnings over the life of the contract as adjustments to interest expense. During the years ended December 31, 2015, 2014 and 2013, we recorded no gain or loss due to ineffectiveness and recorded $0.5 million, $0.4 million and $0.2 million, respectively, in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2015, we expect no material expense related to these instruments for the year ending December 31, 2016.

All of our derivative instruments are transacted under International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events, and it is our policy to net all derivative assets and liabilities on the consolidated balance sheets. As of December 31, 2015 and 2014, all of our derivative instruments were held with counterparties that are lenders under our credit agreement.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. For the years ended December 31, 2015, 2014 and 2013, we recorded $13.0 million, $5.0 million and $5.4 million of operating benefit, respectively, for these fair value adjustments. The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on Level 3 observable inputs. Further information regarding our contingent acquisition liability balances can be found in Note 17 — Fair Value.

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

2015 Acquisitions

On December 31, 2015, we acquired McKinnis Consulting Services, LLC to further expand our healthcare business. McKinnis specializes in providing revenue cycle assessment, strategy and optimization assistance for healthcare providers. The acquisition included approximately 70 professionals and was integrated into our Healthcare segment. We paid $45.7 million of consideration at closing, including selling costs. Consideration included $42.7 million in cash (net of cash acquired) and $3.0 million (or 176,758 shares) of our common stock. The purchase agreement also provided for a deferred contingent acquisition payment to the selling members of McKinnis in an amount up to $10.0 million based on the business achieving certain performance targets over the one-year period ending December 31, 2016. We estimated the fair value of the deferred contingent consideration on the closing date to be $8.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. As part of our preliminary purchase price allocation, we recorded $13.0 million in identifiable intangible assets, $45.5 million in goodwill and other net assets of $1.0 million. Terms of the agreement include a provision for a working capital adjustment within 90 days of the closing, which we currently estimate will include a $5.5 million payment to the selling equityholders for undistributed cash held in the business as of the closing. We are still in the process of finalizing our purchase price allocation and the assumptions used to determine the fair value of the intangible assets and deferred contingent consideration. In addition, as we complete our working capital review, we may come across additional closing date adjustments not currently recognized in the consolidated financial statements. These adjustments may revise our preliminary purchase price allocation. To the extent that adjustments relate to facts and circumstances as of the closing date, the net impact will be recorded to goodwill for a period not exceeding one year.

On February 23, 2015, we acquired RevenueMed, Inc. to expand our business process management service capabilities within our healthcare segment. RevenueMed specializes in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $21.3 million, including selling costs, in cash (net of cash acquired) at closing. The purchase agreement provided for a deferred contingent acquisition payment to the selling stockholders of RevenueMed in an amount up to $4.0 million based on the business achieving certain performance targets over the period beginning January 1, 2015 and ending June 30, 2015. We estimated the fair value of the deferred contingent consideration on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. Based on the acquired business’ operating results during the performance period, the maximum earned amount was achieved, and on October 1, 2015, a $4.0 million cash payment was made to settle the contingent acquisition liability. As part of our purchase price allocation, we recorded $7.3 million in identifiable intangible assets, $14.4 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Other net assets included a liability for uncertain tax positions of $1.3 million, and based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded in prepaid expenses and other current assets.

2014 Acquisitions

On May 14, 2014, we acquired Cymetrix Corporation to expand our healthcare business. Cymetrix specializes in providing business process management services to hospital and healthcare networks. This acquisition included approximately 600 professionals and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $76.9 million, including selling costs, in cash at closing. In accordance with our final purchase price allocation, we recorded $1.4 million in cash, $11.3 million in accounts receivable, net, $1.6 million in other current assets, $11.8 million in property and equipment, net, $71.3 million

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in goodwill, $18.0 million in identifiable intangible assets, and $36.9 million in total liabilities. The terms of the original agreement included deferred contingent consideration to be paid to the selling stockholders of Cymetrix of up to $25.0 million based on the business achieving certain performance targets over the period beginning November 1, 2014 and ending October 31, 2015. The deferred contingent consideration fair value was estimated on the closing date to be $20.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. During the year ended December 31, 2015, we recorded $13.3 million of other operating benefit related to the deferred contingent consideration. We initially recorded $15.4 million of other operating benefit reflecting a fair value adjustment (see Note 17 — Fair Value). On May 15, 2015, we signed an amendment to the original agreement which effectively changed the deferred contingent consideration to a fixed cash payment of $10.0 million which was paid on December 28, 2015. Accordingly we recorded $2.1 million of other operating costs reflecting a fair value adjustment. This resulted in a definitive deferred acquisition liability of $10.0 million.

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

See Note 17 — Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

2013 Acquisition

On July 1, 2013, we acquired the assets of The Anson Group, LLC for an aggregate purchase price of $5.0 million, of which $3.0 million was paid in cash at closing and $2.0 million will be paid in deferred cash payments in three equal installments on each of the first, second and third anniversaries of closing. Anson can also earn up to $3.0 million of additional payments based on the business achieving certain performance targets over a three-year period following the closing. During the years ended December 31, 2015 and 2014, we paid $0.6 million and $0.3 million, respectively, of the contingent consideration. Also during the years ended December 31, 2015 and 2014, we recorded $0.3 million of other operating cost and $0.2 million of other operating benefit reflecting fair value adjustments of the contingent consideration liabilities. During the third quarters of 2015 and 2014, payments of $0.7 million were made toward the deferred acquisition liability. The deferred contingent consideration is recorded at fair value for each reporting period (see Note 17 — Fair Value). Anson was integrated into our Disputes, Investigations & Economics segment.

Unaudited Pro Forma Information

The following supplemental pro forma financial information was prepared as if the 2015 and 2014 acquisitions noted above had occurred as of January 1, 2014. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the year ended December 31,
	2015	2014
Total revenues	$946,656	$922,726
Net income (loss) from continuing operations	$62,687	$(34,336)
Basic net income (loss) from continuing operations per basic share	$1.30	$(0.70)
Shares used in computing net income (loss) per basic share	48,082	48,917
Diluted net income (loss) from continuing operations per diluted share	$1.27	$(0.70)
Shares used in computing net income (loss) per diluted share	49,400	48,917

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DISPOSITIONS AND DISCONTINUED OPERATIONS

On October 1, 2014, we sold a portion of the Technology, Data & Process business within our Healthcare segment. We received $1.5 million in cash, net of selling costs, for the sale. As part of the transaction, we recorded a $0.5 million gain in other operating benefit, which reflected a reduction of $0.8 million in goodwill, $0.1 million in intangible assets, and $0.2 million in other assets. The Technology, Data & Process business within the healthcare segment remains a continuing operation and, as such, this transaction did not qualify as discontinued operations.

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

The operating results of the United Kingdom financial services advisory business have been reported in accordance with ASC Topic 205 as “discontinued operations.” All other operations are considered “continuing operations.” Summarized operating results of the discontinued operations are presented in the following table (in thousands):

	For the year ended December 31,
	2015	2014	2013
Revenues before reimbursements	$—	$—	$6,904
Total revenues	$—	$—	$9,035
Income (loss) from discontinued operations before income tax expense	$—	$509	$(2,680)
Income tax expense from discontinued operations	$—	$—	$239
Income (loss) from discontinued operations, net of tax	$—	$509	$(2,919)

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

Our business is assessed and resources are allocated based on the following four reportable segments:

•

The Disputes, Investigations & Economics segment’s professional services include valuation and economic analysis, as well as accounting, regulatory, construction and computer forensic expertise. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•

The Financial, Risk & Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

•

The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the required implementation of a new medical coding system.

•

The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of strategy and new business models and creating sustainable excellence in areas such as investment management, integrated resource planning, renewables, distributed energy resources, energy efficiency and demand response, and transmission and distribution operations. In addition, we provide a broad array of benchmarking and research services.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the segment operations has been summarized as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Revenues before reimbursements:
Disputes, Investigations & Economics	$314,628	$309,570	$301,545
Financial, Risk & Compliance	124,359	135,498	155,656
Healthcare	288,798	223,817	182,783
Energy	106,023	97,667	94,449

Total revenues before reimbursements	$833,808	$766,552	$734,433

Total revenues:
Disputes, Investigations & Economics	$338,152	$333,273	$326,130
Financial, Risk & Compliance	142,959	162,637	190,116
Healthcare	313,884	248,095	205,215
Energy	124,491	115,612	114,124

Total revenues	$919,486	$859,617	$835,585

Segment operating profit:
Disputes, Investigations & Economics	$102,449	$104,466	$99,828
Financial, Risk & Compliance	49,130	58,929	62,487
Healthcare	90,869	65,104	67,696
Energy	31,380	30,507	31,280

Total segment operating profit	273,828	259,006	261,291

Segment reconciliation to income (loss) from continuing operations before income tax expense (benefit):
Reconciling items:
General and administrative expenses	147,462	136,057	127,079
Depreciation expense	23,612	19,580	16,180
Amortization expense	8,613	5,959	6,826
Other operating costs (benefit), net	(9,900)	118,580	(6,766)
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	11,914	11,611	14,825

Operating income (loss)	92,127	(32,781)	103,147
Interest and other expense, net	3,974	5,477	4,145

Income (loss) from continuing operations before income tax expense (benefit)	$88,153	$(38,258)	$99,002

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Disputes, Investigations & Economics	$332,772	$325,853
Financial, Risk & Compliance	88,956	83,834
Healthcare	379,032	290,426
Energy	108,630	105,284
Unallocated assets	106,506	98,096

Total assets	$1,015,896	$903,493

Geographic data

Total revenues and assets by geographic region were as follows (shown in thousands):

	For the year ended December 31,
	2015	2014	2013
Total revenues:
United States	$833,527	$788,422	$777,108
United Kingdom	62,099	56,536	44,530
Other	23,860	14,659	13,947

Total	$919,486	$859,617	$835,585

	December 31, 2015	December 31, 2014
Total assets:
United States	$916,263	$810,262
United Kingdom	80,209	74,316
Other	19,424	18,915

Total	$1,015,896	$903,493

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	December 31, 2015	December 31, 2014
Goodwill	$750,674	$695,561
Less — accumulated amortization	(5,425)	(5,425)
Less — accumulated goodwill impairment	(122,045)	(122,045)

Goodwill, net	$623,204	$568,091

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes made to our goodwill balances during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Disputes, Investigations & Economics	Financial, Risk & Compliance	Healthcare	Energy	Total Company
Goodwill, net as of January 1, 2014	$354,221	$55,330	$129,191	$76,601	$615,343
Acquisitions	3,100	—	76,068	—	79,168
Impairment	(122,045)	—	—	—	(122,045)
Adjustments	(154)	(35)	(12)	—	(201)
Disposition	—	—	(778)	—	(778)
Foreign currency	(3,392)	25	—	(29)	(3,396)

Goodwill, net as of December 31, 2014	$231,730	$55,320	$204,469	$76,572	$568,091

Goodwill, net as of January 1, 2015	231,730	55,320	204,469	76,572	568,091
Acquisitions	—	—	59,919	—	59,919
Adjustments	(155)	(35)	(11)	—	(201)
Disposition	(8)	—	—	—	(8)
Foreign currency	(4,433)	56	(214)	(6)	(4,597)

Goodwill, net as of December 31, 2015	$227,134	$55,341	$264,163	$76,566	$623,204

We performed our 2015 annual goodwill impairment test as of May 31, 2015 (see Note 2 — Summary of Significant Accounting Policies for further information on goodwill testing procedures). The key assumptions included: internal projections completed during our second quarter 2015 forecasting process; profit margin improvement and revenue growth rates generally consistent with our longer-term historical performance and near-term investment plans; contingent revenue; discount rates that were determined based on comparable discount rates for our peer group; company specific risk considerations; and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth.

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

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or any of our intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test as of May 31, 2016.

In our 2014 annual goodwill impairment test, which was performed as of May 1, 2014, the estimated fair value of our Disputes, Investigations & Economics reporting unit was less than the net asset carrying value by approximately 1% as of that date. As such, we performed the second step of the goodwill impairment test on this reporting unit, and based on the results of that second step, a pre-tax goodwill impairment of $122.0 million was recorded as a separate line item within other operating costs (benefit) during the quarter ended June 30, 2014. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or operations, nor did it impact the debt covenants under our credit agreement. For further information regarding the impairment, see Note 6 — Goodwill and Intangible Assets, Net in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Intangible assets consisted of (in thousands):

	December 31, 2015	December 31, 2014
Intangible assets:
Customer lists and relationships	$109,745	$95,616
Non-compete agreements	23,808	22,326
Other	27,302	26,520

Intangible assets, at cost	160,855	144,462
Less: accumulated amortization	(122,695)	(117,960)

Intangible assets, net	$38,160	$26,502

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At December 31, 2015, our intangible assets consisted of the following (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	6.4	$31,050
Non-compete agreements, net	4.4	3,116
Other intangible assets, net	1.7	3,994

Total intangible assets, net	5.7	$38,160

Total amortization expense was $8.6 million, $6.0 million and $6.8 million for the year ended December 31, 2015, 2014 and 2013, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future periods related to intangible assets at December 31, 2015 (in thousands):

Year Ending December 31,	Amount
2016	$11,282
2017	8,403
2018	5,971
2019	4,132
2020	3,070
Thereafter	5,302

Total	$38,160

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NET INCOME (LOSS) PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the year ended December 31,
	2015	2014	2013
Basic shares	47,906	48,741	49,771
Employee stock options	111	—	117
Restricted stock and restricted stock units	1,130	—	949
Contingently issuable shares	77	—	114

Diluted shares	49,224	48,741	50,951

Antidilutive shares(1)	212	1,338	349

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Due to a net loss applicable to common shareholders for the year ended December 31, 2014, we excluded 1,235 in potentially dilutive securities from the computation as their effect would have been antidilutive.

8.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2015

During the year ended December 31, 2015, we repurchased 1,589,072 shares of our common stock at a weighted average price of $15.12 and issued 176,758 of common stock having a fair value of $3.0 million relating to the McKinnis acquisition (see Note 3 — Acquisitions). During the year ended December 31, 2015, $1.3 million relating to accrued incentive compensation liabilities for the 2014 performance year was recorded as additional paid-in capital at the time of grant of the restricted stock units in 2015.

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

In May 2015, our shareholders approved an amendment and restatement of the 2012 Plan to, among other things, increase the number of shares authorized for issuance under the plan by 2.2 million shares.

As of December 31, 2015, there were 3.9 million shares available for future issuance under the 2012 Plan, as amended and restated.

We record share-based compensation expense for restricted stock, restricted stock units, stock options and the discount given on employee stock purchase plan transactions. Our long-term incentive program for our senior-level employees currently provides for either an award of restricted stock units or deferred cash. The value of the awards granted to eligible recipients is determined based on our financial performance for the prior fiscal year and vest three years following the date of grant. During the year ended December 31, 2015, we recorded $1.5 million in other compensation expense related to this program. The share-based compensation expense attributable to this program has not been included in the table below as the final form of the grant has not yet been determined. These awards are expected to have an approximate grant date fair value of $6.0 million.

The following table shows the amounts attributable to each category (in thousands):

	For the year ended December 31,
	2015	2014	2013
Amortization of restricted stock and restricted stock unit awards	$9,379	$8,283	$9,977
Amortization of stock option awards	672	758	828
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	277	275	233

Total share-based compensation expense	$10,328	$9,316	$11,038

Total share-based compensation expense consisted of the following (in thousands):

	For the year ended December 31,
	2015	2014	2013
Cost of services before reimbursable expenses	$6,407	$4,965	$5,854
General and administrative expenses	3,921	4,351	5,184

Total share-based compensation expense	$10,328	$9,316	$11,038

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis. During the fourth quarter 2015, the Company reversed stock compensation expense of $0.6 million related to awards forfeited in connection with the resignation of one of our named executive officers.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (benefit) expense recorded in the accompanying consolidated statements of comprehensive income (loss) related to share-based compensation expense for the years ended December 31, 2015 and 2014 was a benefit of $3.3 million and expense of $0.3 million, respectively.

At December 31, 2015, we had $13.2 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods of the underlying awards. The weighted average remaining vesting period of our outstanding awards is approximately two years. During the year ended December 31, 2015, we granted an aggregate of 1,158,311 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $14.8 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

Restricted Stock Units Outstanding

The measurement price of our restricted stock units is the market price of our common stock at the date of grant of the awards.

At December 31, 2015, we had $12.4 million of total compensation costs related to unvested restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods of the awards. The weighted average remaining vesting period of these awards is approximately two years.

The following table summarizes information regarding restricted stock units outstanding as of December 31, 2015:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$10.00 — $14.99	1,579	$13.24
$15.00 — $19.99	751	17.68

Total restricted stock units outstanding	2,330	$14.67

The median measurement price of outstanding restricted stock units at December 31, 2015 was $14.15.

The following table summarizes restricted stock unit activity for the year ended December 31, 2015:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	1,901	$14.73
Granted	990	14.17
Vested	(415)	13.86
Forfeited	(146)	14.36

Restricted stock units outstanding at end of period	2,330	$14.67

During the year ended December 31, 2015, we granted 989,573 restricted stock units. At the time of grant, the awards had a fair value of $14.0 million. Of the restricted stock units granted, 112,813 restricted stock units vest based upon the achievement of certain performance criteria or market conditions. Of the restricted stock units vested, 58,083 were performance-based or based on market conditions.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options Outstanding

At December 31, 2015, the intrinsic value of the stock options outstanding and stock options exercisable was $1.9 million and $1.4 million, respectively, based on a market price of $16.06 per share for our common stock at December 31, 2015.

The following table summarizes stock option activity for the year ended December 31, 2015:

	Number of Shares (000s)	Weighted Average Exercise Price
Options outstanding beginning of the period	818	$12.89
Granted	169	13.36
Exercised	(303)	11.81
Forfeited	(44)	14.48

Options outstanding at end of the period	640	$13.42

Options exercisable at end of the period	408	$12.82

The following table summarizes information regarding stock options outstanding at December 31, 2015:

Range of Measurement Date Prices	Outstanding Shares (000s)	Average Measurement Date Price	Remaining Exercise Period (years)
$0.00 — $9.99	65	$9.61	1.3
$10.00 — $14.99	492	13.07	2.8
$15.00 — $19.99	83	18.45	4.0

Total	640	$13.42	2.8

The following table summarizes information regarding stock options exercisable at December 31, 2015:

Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (years)
$0.00 — $9.99	65	$9.61	1.3
$10.00 — $14.99	312	12.93	1.7
$15.00 — $19.99	31	18.45	3.6

Total	408	$12.82	1.8

The following table summarizes the information regarding stock options outstanding under each plan at December 31, 2015:

Plan Category	Outstanding Shares (000s)	Weighted Average Exercise Price	Shares Remaining Available for Future Issuances (000s)
2012 Long-Term Incentive Plan	640	$13.42	3,864

Total	640	$13.42	3,864

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Grants

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	2015	2014	2013
Fair value of options granted	$4.59	$7.53	$5.89
Expected volatility	36%	45%	55%
Risk free interest rate	1.8%	1.7%	0.7%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	5.0	5.0	4.5

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms and have a low probability of forfeiture based on the recipients of the stock options.

Employee Stock Purchase Plan

On May 3, 2006, our shareholders approved an employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During each of the years ended December 31, 2015, 2014 and 2013, we recorded $0.3 million, $0.3 million, and $0.2 million of compensation expense, respectively, related to the discount given on employee stock purchases through our employee stock purchase plan. During the years ended December 31, 2015, 2014 and 2013, we issued 191,377, 166,425, and 164,941 shares, respectively, of our common stock pursuant to this plan.

The maximum number of shares of our common stock remaining at December 31, 2015 that can be issued under the employee stock purchase plan was 0.5 million shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are purchased by or issued to employees.

During the years ended December 31, 2015, 2014, and 2013, we received $6.0 million, $2.8 million, and $3.1 million, respectively, of cash from employee stock option exercises and employee stock purchases. Additionally, during the years ended December 31, 2015, 2014, and 2013, we generated tax benefits of $0.2 million, $0.1 million, and $0.1 million, respectively, related to employee stock option exercises.

10.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	December 31, 2015	December 31, 2014
Billed amounts	$153,837	$135,787
Engagements in process	80,102	69,704
Allowance for uncollectible billed amounts	(9,797)	(10,847)
Allowance for uncollectible engagements in process	(7,482)	(6,992)

Accounts receivable, net	$216,660	$187,652

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. On December 31, 2015, we acquired $4.7 million in accounts receivable as part of the McKinnis acquisition (see Note 3 — Acquisitions).

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	December 31, 2015	December 31, 2014
Notes receivable — current	$3,342	$3,701
Prepaid recruiting and retention incentives — current	9,688	8,633
Other prepaid expenses and other current assets	16,699	14,808

Prepaid expenses and other current assets	$29,729	$27,142

Other Assets

The components of other assets were as follows (in thousands):

	December 31, 2015	December 31, 2014
Notes receivable — non-current	$4,420	$3,401
Capitalized client-facing software	1,567	2,163
Prepaid recruiting and retention incentives — non-current	14,009	7,482
Prepaid expenses and other non-current assets	2,535	4,340

Other assets	$22,531	$17,386

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the year ended December 31, 2015, we issued unsecured employee loans aggregating $4.9 million, and during the year ended December 31, 2014, no such loans were issued. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the years ended December 31, 2015 and 2014, we capitalized or acquired $0.7 million and $2.4 million, respectively, in capitalized client-facing software. In addition, during the year ended December 31, 2015, we transferred $0.5 million of developed software from capitalized client-facing software included in other assets into property and equipment, net due to a change in scope for its use.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee,

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally in periods up to six years. During the years ended December 31, 2015 and 2014, we granted $21.5 million and $12.5 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	December 31, 2015	December 31, 2014

Furniture, fixtures and equipment	$63,995	$65,077
Software	77,910	65,410
Leasehold improvements	40,560	33,807

Property and equipment, at cost	182,465	164,294
Less: accumulated depreciation and amortization	(105,748)	(103,677)

Property and equipment, net	$76,717	$60,617

During the year ended December 31, 2015, we invested $39.1 million in property and equipment which included $18.9 million in our technology infrastructure and software (of which $2.0 million was previously accrued), $16.0 million in leasehold improvements mainly relating to the build-out of our new consolidated office space in New York City (of which $1.0 million was previously accrued), $3.9 million in furniture, and $0.3 million in other equipment. During the year ended December 31, 2015, we received a $1.1 million tenant allowance relating to certain leasehold improvements. In addition, we acquired $2.5 million in property and equipment relating to our RevenueMed and McKinnis acquisitions and transferred $0.5 million of developed software from capitalized client-facing software included in other assets into property and equipment, net due to a change in scope for its use. During the year ended December 31, 2015, we retired $21.9 million in fully depreciated assets.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	December 31, 2015	December 31, 2014

Deferred acquisition liabilities	$1,665	$26,202
Deferred revenue	19,317	16,405
Deferred rent — short term	2,909	3,006
Other current liabilities	8,256	6,913

Total other current liabilities	$32,147	$52,526

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	December 31, 2015	December 31, 2014

Deferred acquisition liabilities	$8,300	$1,760
Deferred rent — long term	14,358	9,015
Other non-current liabilities	6,298	3,612

Total other non-current liabilities	$28,956	$14,387

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred acquisition liabilities, current and non-current, at December 31, 2015 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the year ended December 31, 2015, we reduced the deferred contingent acquisition liabilities by $13.0 million relating to fair value adjustments and added $12.1 million in deferred contingent acquisition liabilities relating to the RevenueMed and McKinnis acquisitions (see Note 17 — Fair Value and Note 3 — Acquisitions).

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At December 31, 2015, other non-current liabilities included $1.5 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive plan, we issue restricted stock units which vest three years from the grant date to select senior-level client-service employees and leaders based on the achievement of certain performance targets during the prior-year.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss (in thousands):

	For the year ended December 31,

	2015	2014	2013
Unrealized loss on foreign exchange:
Balance at beginning of period	$(11,973)	$(9,129)	$(8,418)
Unrealized loss on foreign exchange	(4,473)	(2,844)	(711)

Balance at end of period	$(16,446)	$(11,973)	$(9,129)

Unrealized loss on derivatives:
Balance at beginning of period	$(111)	$(212)	$(306)
Unrealized loss on derivatives in period, net of reclassification	(317)	(127)	(39)
Reclassified to interest expense	523	380	222
Income tax expense	(209)	(152)	(89)

Balance at end of period	$(114)	$(111)	$(212)

	2015	2014	2013
Accumulated other comprehensive loss at December 31,	$(16,560)	$(12,084)	$(9,341)

12.	DERIVATIVES AND HEDGING ACTIVITY

During the year ended December 31, 2015, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)

May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the year ended December 31, 2015. For the years ended December 31, 2015 and 2014, we recorded $0.5 million and $0.4 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

At December 31, 2015 and 2014, we had $0.2 million of net liability related to the interest rate derivatives.

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

At December 31, 2015, we had aggregate borrowings outstanding of $173.7 million, compared to $109.8 million at December 31, 2014. Based on our financial covenants at December 31, 2015, approximately $211 million in additional borrowings were available to us under the credit facility. At December 31, 2015, we had $7.6 million of outstanding and unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2015, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 12 — Derivatives and Hedging Activity) was 2.2% and 2.3% for the years ended December 31, 2015 and 2014, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2015, under the definitions in the credit agreement, our consolidated leverage ratio was 1.3 and our consolidated interest coverage ratio was 5.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the terms of our credit agreement at December 31, 2015; however, there can be no assurances that we will remain in compliance in the future.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2015, 2014, and 2013 consisted of the following (shown in thousands):

	2015	2014	2013
Office consolidation, net:
Adjustments to office closure obligations, discounted and net of expected sublease income	$1,354	$—	$(150)
Rent expense during office consolidation	1,247	725	—
Accelerated depreciation	165	—	498
Contingent acquisition liability adjustments, net	(13,047)	(4,992)	(5,399)
Loss (gain) on disposition of assets	283	(541)	(1,715)
Goodwill impairment	—	122,045	—
Other impairment	98	1,343	—

Other operating costs (benefit)	$(9,900)	$118,580	$(6,766)

Office Consolidation, Net

During the year ended December 31, 2015, we recorded a cost of $2.6 million related to our new consolidated office space located in New York City which we took possession of on October 22, 2014. The cost includes future rent expense, net of expected sublease income, accelerated depreciation and deferred rent relating to the old space and rent expense for duplicate rent as we occupied our old New York City offices until completion of the build-out of the new space.

During the year ended December 31, 2014, we recorded a cost of $0.7 million related to rent expense for our new office space located in New York City which we took possession of on October 22, 2014.

During the year ended December 31, 2013, we consolidated two office spaces and recorded an additional $0.5 million of depreciation expense as a result of accelerating the useful life for the leasehold improvements related to those offices. We have no additional obligations for these office consolidations. In addition, we subleased our New York City office space, acquired from our AFE acquisition, ahead of our estimated sublease date which resulted in a benefit of $0.2 million.

As of December 31, 2015, we have recorded $3.1 million in current and non-current liabilities for office consolidation expenses. The activity for the years ended December 31, 2015 and 2014 is as follows (shown in thousands):

Balance at December 31, 2013	$400
Utilized during the year ended December 31, 2014	(158)

Balance at December 31, 2014	$242
Cost to operate during the year ended December 31, 2015	1,354
Deferred rent liability	2,624
Utilized during the year ended December 31, 2015	(1,137)

Balance at December 31, 2015	$3,083

We monitor our estimates for office closure obligations and related expected sublease income, if any, on a periodic basis. Additionally, we continue to consider all options with respect to the abandoned offices, including

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlements with the property owners and the timing of termination clauses under the respective lease. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. Of the $3.1 million liability recorded at December 31, 2015, we expect to pay $1.7 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

Contingent Acquisition Liability Adjustment, Net

During the year ended December 31, 2015, we recorded a benefit of $13.0 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. The adjustment made in 2015 relates primarily to our Cymetrix acquisition.

During the years ended December 31, 2014 and 2013, we recorded benefits of $5.0 million and $5.4 million, respectively, relating to net adjustments to our contingent acquisition liabilities.

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 17 — Fair Value).

Goodwill Impairment

During the year ended December 31, 2014, we recorded a pre-tax goodwill impairment of $122.0 million (see Note 6 — Goodwill and Intangible Assets, Net).

15.	LEASE COMMITMENTS

We lease office facilities under operating lease arrangements that expire at various dates through 2028. We lease office facilities under operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property.

Future minimum annual lease payments for the years subsequent to December 31, 2015 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2016	$25,982
2017	23,355
2018	22,866
2019	19,984
2020	18,161
Thereafter	56,525

$166,873

Rent expense for operating leases was $28.6 million, $26.3 million and $27.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	INCOME TAXES

The sources of income (loss) before income taxes are as follows (shown in thousands):

	For the year ended December 31,
	2015	2014	2013
United States	$81,049	$(2,747)	109,089
Foreign	7,104	(35,511)	(10,087)

Total income from continuing operations before income tax expense	$88,153	$(38,258)	$99,002

Income tax expense (benefit) consists of the following (shown in thousands):

	For the year ended December 31,
	2015	2014	2013
Federal:
Current	$10,357	$13,590	21,458
Deferred	11,163	(13,401)	14,703

Total	21,520	189	36,161

State:
Current	1,915	2,949	4,440
Deferred	2,900	(3,419)	3,752

Total	4,815	(470)	8,192

Foreign:
Current	1,729	162	(429)
Deferred	(256)	(1,232)	(34)

Total	1,473	(1,070)	(463)

Total federal, state and foreign income tax expense from continuing operations	$27,808	$(1,351)	$43,890

Income tax expense differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended December 31,
	2015	2014	2013
Federal tax expense (benefit) at the statutory rate	35.0%	(35.0)%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	4.8	—	6.0
Foreign taxes	(0.9)	0.1	1.1
Effect of goodwill impairment	—	30.7	—
Effect of enacted tax rate changes	(0.6)	0.5	—
Effect of contingent earn-out adjustment	(6.9)	—	—
Effect of valuation allowances	0.8	(1.6)	2.1
Effect of non-deductible meals and entertainment expense	0.6	1.6	0.6
Effect of other transactions, net	(1.3)	0.2	(0.5)

	31.5%	(3.5)%	44.3%

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	For the year ended December 31,
	2015	2014
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$3,550	4,115
Deferred revenue	5,187	5,735
Accrued compensation	2,049	2,306
Accrued office consolidation costs	404	81
Interest rate derivatives	76	60
Share-based compensation	9,670	8,384
Unsecured employee loans	1,010	1,848
Foreign net operating losses	2,022	1,648
Other	1,275	1,304

Subtotal	25,243	25,481
Foreign valuation allowance	(2,758)	(2,415)

Deferred tax assets	22,485	23,066

Goodwill and intangibles — domestic acquisition cost	(83,930)	(73,638)
Goodwill and intangibles — foreign acquisition cost	(238)	(290)
Depreciation and amortization	(11,920)	(9,316)
Prepaid expenses	(2,116)	(2,696)

Deferred tax liabilities	(98,204)	(85,940)

Net deferred tax liabilities	$(75,719)	$(62,874)

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

On October 1, 2015, we adopted FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) on a prospective basis. This update requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The adoption of this standard resulted in a reclassification of our deferred tax assets and liabilities to the non-current deferred tax liability, net in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $4.3 million at December 31, 2015. These earnings would become taxable in the U.S. upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. Dividends or proceeds received from our foreign subsidiaries could result in additional foreign tax credits, which could reduce the U.S. federal income tax cost of the earnings. Significant judgment would be needed to estimate

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of any withholding tax or other indirect taxes to be applied by any of the several foreign jurisdictions involved, which could increase the U.S. federal income tax cost of the earnings. As a result of these uncertainties, we believe it is not practicable to estimate the amount of the deferred tax liabilities on such earnings.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2015	$224
Additions based on tax positions of prior years	1,759
Reductions based on tax positions of prior years	(233)
Settlements	(26)

Balance at December 31, 2015	$1,724

Of the $1.7 million of our accrual for uncertain tax positions at December 31, 2015, $0.4 million would impact our effective income tax rate if recognized. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

On February 23, 2015, we acquired a liability for uncertain tax positions of $1.3 million associated with the Indian affiliate of RevenueMed Inc. Based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded. As a result, we estimate that the settlement or other disposition of this matter will not have an impact on the company’s effective tax rate.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and material state income tax matters for years through 2012. Our Indian subsidiary is currently under either audit or tax appeals with its local taxing authority for all statutory tax years 2009 through 2010 and 2012 through 2013.

17.	FAIR VALUE

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As circumstances change, we will reassess the level in which the inputs are included in the fair value hierarchy.

We utilize a third-party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 12 — Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 observations which include counterparty quotations in over the counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the years ended December 31, 2015 and 2014, we recorded $13.0 million and $5.0 million, respectively, in other operating benefit for a reduction in the liability reflecting changes in the fair value estimate of the contingent consideration for certain acquisitions made in 2015, 2014, 2013 and 2012 (see Note 3 — Acquisitions). Also during the year ended December 31, 2015, the contingent consideration liability related to the Cymetrix acquisition was reclassified as a definitive consideration liability (see Note 3 — Acquisitions). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the year ended December 31,
	2015	2014
Beginning Balance	$23,272	$6,322
Acquisitions	12,065	20,285
Accretion of acquisition-related contingent consideration	1,084	2,121
Remeasurement of acquisition-related contingent consideration	(13,047)	(4,992)
Payments	(4,592)	(464)
Reclassification to definitive consideration liability	(10,000)	—

Ending Balance	$8,782	$23,272

At December 31, 2015, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2015 based upon the short-term nature of the assets and liabilities.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2015
Interest rate derivatives, net	$—	$189	$—	$189
Deferred contingent acquisition liabilities	$—	$—	$8,782	$8,782
At December 31, 2014
Interest rate derivatives, net	$—	$184	$—	$184
Deferred contingent acquisition liabilities	$—	$—	$23,272	$23,272

18.	EMPLOYEE BENEFIT PLANS

We sponsor 401(k) savings plans for eligible U.S. employees and currently match a certain percentage of participant contributions pursuant to the terms of the plans, which contributions are limited to a percent of the participant’s eligible compensation, up to the annual limit specified by the Internal Revenue Service. We, as sponsor of the plans, use independent third parties to provide administrative services to the plans. We have the right to terminate the plans at any time. Our matching contributions were $8.6 million, $7.6 million, and $6.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We sponsor other retirement plans for certain of our foreign subsidiaries’ employees. During the years ended December 31, 2015, 2014 and 2013, we recorded expense of $2.2 million, $2.2 million and $2.0 million, respectively, related to such plans.

19.	LITIGATION AND SETTLEMENTS

We are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2015, 2014 and 2013

Description	Balance at Beginning of Year	Charged to Expenses(1)	Deductions(2)	Balance at End of Year
	(In thousands)
Year ended December 31, 2015
Allowance for doubtful accounts	$10,847	$2,578	$(3,628)	$9,797
Year ended December 31, 2014
Allowance for doubtful accounts	$9,919	$5,009	$(4,081)	$10,847
Year ended December 31, 2013
Allowance for doubtful accounts	$15,375	$(686)	$(4,770)	$9,919

(1) Includes discontinued operations and portions relating to sold businesses during the year.

(2) Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1