Form 10-Q
period 2016-03-31
NAVIGANT CONSULTING INC
filed 2016-04-26
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of April 22, 2016, 47,636,874, shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,406	$8,895
Accounts receivable, net	230,177	216,660
Prepaid expenses and other current assets	33,147	29,729

Total current assets	266,730	255,284
Non-current assets:
Property and equipment, net	75,899	76,717
Intangible assets, net	35,524	38,160
Goodwill	624,022	623,204
Other assets	21,043	22,531

Total assets	$1,023,218	$1,015,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,975	$9,497
Accrued liabilities	11,569	10,719
Accrued compensation-related costs	51,847	91,577
Income tax payable	1,189	—
Other current liabilities	32,331	32,147

Total current liabilities	106,911	143,940
Non-current liabilities:
Deferred income tax liabilities	80,511	75,719
Other non-current liabilities	21,071	28,956
Bank debt non-current	211,521	173,743

Total non-current liabilities	313,103	278,418

Total liabilities	420,014	422,358

Stockholders’ equity:
Common stock	57	64
Additional paid-in capital	631,905	627,976
Treasury stock	(162,570)	(296,624)
Retained earnings	151,012	278,682
Accumulated other comprehensive loss	(17,200)	(16,560)

Total stockholders’ equity	603,204	593,538

Total liabilities and stockholders’ equity	$1,023,218	$1,015,896

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended
	March 31,
	2016	2015
Revenues before reimbursements	$223,475	$201,156
Reimbursements	21,812	22,015

Total revenues	245,287	223,171
Cost of services before reimbursable expenses	153,940	138,601
Reimbursable expenses	21,812	22,015

Total cost of services	175,752	160,616
General and administrative expenses	39,831	35,665
Depreciation expense	6,522	5,355
Amortization expense	2,921	2,269
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	—	(14,933)
Office consolidation, net	—	936

Operating income	20,261	33,263
Interest expense	1,260	1,732
Interest (income)	(39)	(55)
Other (income), net	(340)	(328)

Income before income tax expense	19,380	31,914
Income tax expense	6,738	6,771

Net income	$12,642	$25,143

Basic net income per share	$0.27	$0.52
Shares used in computing basic per share data	47,425	48,123
Diluted net income per share	$0.26	$0.51
Shares used in computing diluted per share data	49,031	49,413
Net income	$12,642	$25,143
Other comprehensive loss, net of tax
Unrealized net (loss), foreign currency translation	(530)	(3,078)
Unrealized net (loss) on interest rate derivatives	(162)	(218)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	52	75

Other comprehensive (loss), net of tax	(640)	(3,221)

Total comprehensive income, net of tax	$12,002	$21,922

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2015	64,465	(16,903)	$64	$627,976	$(296,624)	$(16,560)	$278,682	$593,538
Comprehensive income (loss)	—	—	—	—	—	(640)	12,642	12,002
Other issuances of common stock	158	—	1	2,055	—	—	—	2,056
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	190	—	—	—	190
Vesting of restricted stock units, net of forfeitures and tax withholdings	98	—	—	(845)	—	—	—	(845)
Share-based compensation expense	—	—	—	2,529	—	—	—	2,529
Repurchases of common stock	—	(408)	—	—	(6,266)	—	—	(6,266)
Treasury stock retirement	(8,000)	8,000	(8)	—	140,320	—	(140,312)	—

Balance at March 31, 2016	56,721	(9,311)	$57	$631,905	$(162,570)	$(17,200)	$151,012	$603,204

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$12,642	$25,143
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	6,522	5,355
Amortization expense	2,921	2,269
Share-based compensation expense	2,529	2,104
Accretion of interest expense	178	863
Deferred income taxes	1,033	3,613
Allowance for doubtful accounts receivable	1,636	190
Contingent acquisition liability adjustments, net	—	(14,933)
Other, net	179	253
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(15,543)	(24,434)
Prepaid expenses and other assets	(2,174)	(2,770)
Accounts payable	478	1,105
Accrued liabilities	267	3,967
Accrued compensation-related costs	(39,666)	(39,639)
Income taxes payable	5,055	836
Other liabilities	(2,614)	2,124

Net cash used in operating activities	(26,557)	(33,954)
Cash flows from investing activities:
Purchases of property and equipment	(4,977)	(12,950)
Acquisitions of businesses, net of cash acquired	(1,995)	(21,379)
Other acquisition payments	(5,500)	—

Net cash used in investing activities	(12,472)	(34,329)
Cash flows from financing activities:
Issuances of common stock	2,056	4,258
Repurchases of common stock	(6,266)	(6,117)
Repayments to banks	(96,392)	(71,584)
Borrowings from banks	134,757	141,394
Other, net	(658)	(211)

Net cash provided by financing activities	33,497	67,740

Effect of exchange rate changes on cash and cash equivalents	43	(117)

Net decrease in cash and cash equivalents	(5,489)	(660)
Cash and cash equivalents at beginning of the period	8,895	2,648

Cash and cash equivalents at end of the period	$3,406	$1,988

Supplemental Unaudited Consolidated Cash Flow Information

	For the three months ended
	March 31,
	2016	2015
Interest paid	$869	$688
Income taxes paid, net of refunds	$158	$2,033

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP). The information contained herein includes all adjustments, consisting of normal and recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on February 16, 2016 (2015 Form 10-K). During the three months ended March 31, 2016, we renamed two of our business segments. The Disputes, Investigations & Economics segment was renamed “Disputes, Forensics & Legal Technology,” and the Financial, Risk & Compliance segment was renamed “Financial Services Advisory and Compliance.” Other than the changes to the names of these segments, the characteristics of the business segments remain unchanged.

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

2. ACQUISITIONS

2015 Acquisitions

On December 31, 2015, we acquired McKinnis Consulting Services, LLC (McKinnis) to further expand our healthcare business. McKinnis specializes in providing revenue cycle assessment, strategy and optimization assistance for healthcare providers. The acquisition included approximately 70 professionals and was integrated into our Healthcare segment. We paid $45.7 million at closing, including $42.7 million in cash (net of cash acquired) and $3.0 million (or 176,758 shares) in our common stock. The purchase agreement also provides for a deferred contingent acquisition payment to the selling members of McKinnis in an amount up to $10.0 million based on the business achieving certain performance targets over the one-year period ending December 31, 2016. We estimated the fair value of the deferred contingent consideration on the closing date to be $8.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. As part of our preliminary purchase price allocation, we recorded $13.0 million in identifiable intangible assets, $45.5 million in goodwill and other net assets of $1.0 million. Terms of the purchase agreement also include a provision for a working capital adjustment to be calculated within 90 days of the closing, which includes a $5.5 million payment to the selling members for undistributed cash held in the business as of the closing. The $5.5 million payment was made during the first quarter 2016. We are still in the process of finalizing our purchase price allocation and the assumptions used to determine the fair value of the intangible assets and deferred contingent consideration. To the extent that adjustments relate to facts and circumstances as of the closing date, the net impact will be recorded to goodwill for a period not exceeding one year.

On February 23, 2015, we acquired RevenueMed, Inc. (RevenueMed) to expand our business process management service capabilities within our healthcare segment. RevenueMed specializes in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $21.3 million in cash (net of cash acquired) at closing. The purchase agreement provided for a deferred contingent acquisition payment to the selling stockholders of RevenueMed in an amount up to $4.0 million based on the business achieving certain performance targets over the period beginning January 1, 2015 and ending June 30, 2015. We estimated the fair value of the deferred contingent consideration on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. Based on the acquired business’ operating results during the performance period, the maximum earned amount was achieved, and on October 1, 2015, a $4.0 million cash payment was made to settle the contingent acquisition liability. As part of our purchase price allocation, we recorded $7.3 million in identifiable intangible assets, $14.4 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Other net assets included a liability for uncertain tax positions of $1.3 million, and based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded in prepaid expenses and other current assets.

See Note 11 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if our 2016 and 2015 acquisitions had occurred as of January 1, 2015. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the three months ended
	March 31,
	2016	2015
Total revenues	$245,347	$232,187
Net income	$12,648	$25,641
Basic net income per basic share	$0.27	$0.53
Shares used in computing net income per basic share	47,425	48,299
Diluted net income per diluted share	$0.26	$0.52
Shares used in computing net income per diluted share	49,031	49,589

3. SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Disputes, Forensics & Legal Technology (formerly Disputes, Investigations & Economics) segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•	The Financial Services Advisory and Compliance (formerly Financial, Risk & Compliance) segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

•	The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the implementation of a new electronic health records system.

•	The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of strategy and new business models and creating sustainable excellence in areas such as investment management, integrated resource planning, renewables, distributed energy resources, energy efficiency and demand response, and transmission and distribution operations. In addition, we provide a broad array of benchmarking and research services.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense attributed to certain retention incentives (see Note 6 — Share-Based Compensation Expense and Note 7 — Supplemental Consolidated Balance Sheet Information).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended
	March 31,
	2016	2015
Revenues before reimbursements:
Disputes, Forensics & Legal Technology	$81,262	$76,593
Financial Services Advisory and Compliance	33,650	34,943
Healthcare	81,667	63,994
Energy	26,896	25,626

Total revenues before reimbursements	$223,475	$201,156

Total revenues:
Disputes, Forensics & Legal Technology	$86,999	$81,211
Financial Services Advisory and Compliance	36,907	42,300
Healthcare	90,102	69,329
Energy	31,279	30,331

Total revenues	$245,287	$223,171

Segment operating profit:
Disputes, Forensics & Legal Technology	$28,710	$24,269
Financial Services Advisory and Compliance	13,506	15,070
Healthcare	23,768	18,256
Energy	6,714	7,922

Total segment operating profit	72,698	65,517
Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	39,831	35,665
Depreciation expense	6,522	5,355
Amortization expense	2,921	2,269
Other operating benefit, net	—	(13,997)
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	3,163	2,962

Operating income	20,261	33,263
Interest and other expense, net	881	1,349

Income before income tax expense	$19,380	$31,914

Total assets allocated by segment include accounts receivable, net, certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Disputes, Forensics & Legal Technology	$344,489	$332,772
Financial Services Advisory and Compliance	94,606	88,956
Healthcare	373,269	379,032
Energy	108,370	108,630
Unallocated assets	102,484	106,506

Total assets	$1,023,218	$1,015,896

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consisted of (in thousands):

	March 31,	December 31,
	2016	2015
Goodwill	$751,492	$750,674
Less—accumulated amortization	(5,425)	(5,425)
Less—accumulated goodwill impairment	(122,045)	(122,045)

Goodwill, net	$624,022	$623,204

Changes made to our goodwill balances during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Disputes,	Financial
	Forensics	Services Advisory			Total
	& Legal Technology	and Compliance	Healthcare	Energy	Company
Goodwill, net as of January 1, 2015	$231,730	55,320	204,469	76,572	568,091
Acquisitions	—	—	14,854	—	14,854
Adjustments	(39)	(9)	(3)	—	(51)
Foreign currency	(3,422)	65	(205)	(1)	(3,563)

Goodwill, net as of March 31, 2015	$228,269	$55,376	$219,115	$76,571	$579,331

Goodwill, net as of January 1, 2016	227,134	55,341	264,163	76,566	623,204
Acquisitions	—	—	1,706	—	1,706
Adjustments	(38)	(9)	(3)	—	(50)
Foreign currency	(390)	(233)	(91)	(124)	(838)

Goodwill, net as of March 31, 2016	$226,706	$55,099	$265,775	$76,442	$624,022

We performed our annual goodwill impairment test as of May 31, 2015 (see Note 2 – Summary of Significant Accounting Policies in our 2015 Form 10-K). The key assumptions included: internal projections completed during our second quarter 2015 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; company specific risk considerations and cost of capital based on our historical experience. Each reporting unit’s estimated fair value depends on various factors including its expected ability to achieve profitable growth.

Based on our assumptions, at that time, the estimated fair value exceeded the net asset carrying value for each of our reporting units as of May 31, 2015. Accordingly, there was no indication of impairment of our goodwill for any of our reporting units. As of May 31, 2015, the estimated fair value of our Disputes, Forensics & Legal Technology, Financial Services Advisory and Compliance, Healthcare, and Energy reporting units exceeded their net asset carrying values by 16%, 61%, 25%, and 32%, respectively.

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

Intangible assets consisted of (in thousands):

	March 31,	December 31,
	2016	2015
Intangible assets:
Customer lists and relationships	$109,554	$109,745
Non-compete agreements	23,943	23,808
Other	27,607	27,302

Intangible assets, at cost	161,104	160,855
Less: accumulated amortization	(125,580)	(122,695)

Intangible assets, net	$35,524	$38,160

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2016, our intangible assets consisted of the following (in thousands, except year data):

	Weighted Average
Category	Remaining Years	Amount
Customer lists and relationships, net	6.2	$29,246
Non-compete agreements, net	4.2	2,964
Other intangible assets, net	1.6	3,314

Total intangible assets, net	5.6	$35,524

Total amortization expense was $2.9 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. Below is the estimated annual aggregate amortization expense to be recorded in future periods related to intangible assets at March 31, 2016 (in thousands):

Year Ending December 31,	Amount
2016 (includes January—March)	$11,420
2017	8,471
2018	5,995
2019	4,151
2020	3,105
2021	3,327

5. NET INCOME PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the three months ended
	March 31,
	2016	2015
Basic shares	47,425	48,123
Employee stock options	100	128
Restricted stock units	1,372	1,054
Contingently issuable shares	134	108

Diluted shares	49,031	49,413

Antidilutive shares(1)	177	182

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

6. SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The following table shows the amounts attributable to each category (in thousands):

	For the three months ended
	March 31,
	2016	2015
Amortization of restricted stock unit awards	$2,251	$1,826
Amortization of stock option awards	167	170
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	111	108

Total share-based compensation expense	$2,529	$2,104

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended
	March 31,
	2016	2015
Cost of services before reimbursable expenses	$1,495	$1,135
General and administrative expenses	1,034	969

Total share-based compensation expense	$2,529	$2,104

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

At March 31, 2016, we had $14.1 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the three months ended March 31, 2016, we granted an aggregate of 348,744 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $3.6 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

7. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Billed amounts	$148,921	$153,837
Engagements in process	103,134	80,102
Allowance for uncollectible billed amounts	(11,015)	(9,797)
Allowance for uncollectible engagements in process	(10,863)	(7,482)

Accounts receivable, net	$230,177	$216,660

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Notes receivable—current	$2,829	$3,342
Prepaid recruiting and retention incentives—current	11,020	9,688
Other prepaid expenses and other current assets	19,298	16,699

Prepaid expenses and other current assets	$33,147	$29,729

Other Assets

The components of other assets were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Notes receivable—non-current	$2,119	$4,420
Capitalized client-facing software	1,406	1,567
Prepaid recruiting and retention incentives—non-current	15,256	14,009
Prepaid expenses and other non-current assets	2,262	2,535

Other assets	$21,043	$22,531

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the three months ended March 31, 2016 and 2015, no such loans were issued. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the three months ended March 31, 2016 and 2015 we granted $6.5 million and $1.6 million, respectively, of sign-on and retention bonuses, which have been included in current and non-current prepaid recruiting and retention incentives.

Property and Equipment, net

Property and equipment, net consisted of (in thousands):

	March 31,	December 31,
	2016	2015
Furniture, fixtures and equipment	$62,520	$63,995
Software	79,935	77,910
Leasehold improvements	43,161	40,560

Property and equipment, at cost	185,616	182,465
Less: accumulated depreciation	(109,717)	(105,748)

Property and equipment, net	$75,899	$76,717

During the three months ended March 31, 2016, we recorded $5.0 million in property and equipment which included $2.0 million in our technology infrastructure and software and $1.0 million in furniture. We also recorded $2.6 million in leasehold improvements ($0.8 million was non-cash) related to the build-outs of various office spaces. During the three months ended March 31, 2016, we retired $2.5 million in fully depreciated assets.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Deferred acquisition liabilities	$10,072	$1,665
Deferred revenue	16,702	19,317
Deferred rent—short term	2,983	2,909
Other current liabilities	2,574	8,256

Total other current liabilities	$32,331	$32,147

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Deferred acquisition liabilities	$—	$8,300
Deferred rent—long term	14,453	14,358
Other non-current liabilities	6,618	6,298

Total other non-current liabilities	$21,071	$28,956

Deferred acquisition liabilities, current and non-current, at March 31, 2016 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively.

During the three months ended March 31, 2016, we made a payment of $5.5 million to the selling members of McKinnis for cash held in the business at closing, which reduced other current liabilities.

The current and non-current portions of deferred rent relates to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At March 31, 2016, other non-current liabilities included $2.4 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client service employees and leaders, we grant restricted stock units which vest three years from the grant date based on the achievement of certain performance targets during the prior year.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss (in thousands):

	For the three months ended
	March 31,
	2016	2015
Unrealized loss on foreign exchange:
Balance at beginning of period	$(16,446)	$(11,973)
Unrealized loss on foreign exchange	(530)	(3,078)

Balance at end of period	$(16,976)	$(15,051)

Unrealized loss on derivatives:
Balance at beginning of period	$(114)	$(111)
Unrealized loss on derivatives in period, net of reclassification	(162)	(218)
Reclassified to interest expense	87	125
Income tax expense	(35)	(50)

Balance at end of period	$(224)	$(254)

	2016	2015

Accumulated other comprehensive loss at March 31,	$(17,200)	$(15,305)

9. DERIVATIVES AND HEDGING ACTIVITY

During the three months ended March 31, 2016, the following interest rate derivatives were outstanding (summarized based on month of execution):

Month executed	Number of Derivative Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
May 2012	1	June 28, 2013	May 27, 2016	1.15%	$5.0
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the three months ended March 31, 2016. For each of the three months ended March 31, 2016 and 2015, we recorded $0.1 million in interest expense associated with differentials received or paid under the interest rate derivatives.

At March 31, 2016, we had $0.4 million of net liability related to the interest rate derivatives.

10. BANK DEBT

Our credit agreement provides a $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility becomes due and payable in full upon maturity in September 2018. Borrowings and repayments under the credit facility may be made in multiple currencies including United States Dollars, Canadian Dollars, United Kingdom Pound Sterling and Euro.

At March 31, 2016, we had aggregate borrowings outstanding of $211.5 million, compared to $173.7 million at December 31, 2015. Based on our financial covenants at March 31, 2016, approximately $179.0 million in additional borrowings were available to us under the credit facility. At March 31, 2016, we had $6.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At March 31, 2016, the applicable margins on LIBOR and base rate loans were 1.00% and zero, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 9 — Derivatives and Hedging Activity) was 2.3% and 2.4% for the three months ended March 31, 2016 and 2015, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At March 31, 2016, under the definitions in the credit agreement, our consolidated leverage ratio was 1.7 and our consolidated interest coverage ratio was 4.9. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at March 31, 2016; however, there can be no assurances that we will remain in compliance in the future.

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

We utilize a third-party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 9 – Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from Level 2 observations which include counterparty quotations in over the counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders in conjunction with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the three months ended March 31, 2016, no such adjustments were made, and during the three months ended March 31, 2015, we recorded $14.9 million in other operating benefit for a net reduction in the liability reflecting changes in the fair value estimate of the contingent consideration for certain acquisitions made in 2014 and 2013 (see Note 3 to the consolidated financial statements in our 2015 Form 10-K). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the three months ended March 31,
	2016	2015
Beginning Balance	$8,782	$23,272
Acquisitions	—	3,765
Accretion of acquisition-related contingent consideration	167	825
Remeasurement of acquisition-related contingent consideration	—	(14,933)
Payments	(49)	—

Ending Balance	$8,900	$12,929

At March 31, 2016, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2016 based upon the short-term nature of the assets and liabilities.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2016
Interest rate derivatives, net	$—	$370	$—	$370
Deferred contingent acquisition liabilities	$—	$—	$8,900	$8,900
At December 31, 2015
Interest rate derivatives, net	$—	$189	$—	$189
Deferred contingent acquisition liabilities	$—	$—	$8,782	$8,782

12. OTHER OPERATING COSTS (BENEFIT)

Contingent Acquisition Liability Adjustment, Net

During the three months ended March 31, 2015, we recorded a benefit of $14.9 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities.

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 11 – Fair Value).

Office Consolidation, Net

During the three months ended March 31, 2015, we recorded a cost of $0.9 million related to our new consolidated office space located in New York City which we took possession of on October 22, 2014. The cost included rent expense for duplicate rent as we occupied our old New York City offices until completion of the build-out of the new space.

We have recorded $2.8 million in current and non-current liabilities for restructured real estate. The activity for the three months ended March 31, 2016 was as follows:

Office Space Reductions
Balance at December 31, 2015	$3,083
Utilized during the three months ended March 31, 2016	(326)

Balance at March 31, 2016	$2,757

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our unaudited consolidated financial statements included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors.”

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

Hiring and Retention

Because our ability to derive fees is largely reliant on the hiring and retention of employees, the average number of full-time employees and our ability to keep client-service employees utilized are important drivers of the business. We use full time equivalent (FTE) as a measure of our client-service employees. The number of Client-Service FTE (as defined below) is client-service employees adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our Consulting FTE (as defined below) levels in response to changing demand.

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

Additional information about our operations is included in Part I, Item 1, “Business” of our 2015 Form 10-K.

Acquisitions

For details regarding our recent acquisitions, see Note 2 – Acquisitions to our unaudited consolidated financial statements. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented has been included in our discussion below.

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

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:

•	Client-Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and

•	Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative and support functions, including office services, corporate functions and certain practice support functions.

•	Period-end FTE represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and Non-billable criteria also apply to period-end FTE.

•	Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Fee revenues and hours billed on performance-based services and related to Technology, Data & Process FTE are excluded from average bill rate.

•	Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period, by the total available working hours for these consultants during the same period (1,850 hours annually). Hours related to Technology, Data & Process FTE are excluded from average utilization rate.

•	Billable hours are the number of hours our Consulting FTE recorded time to client engagements during the reporting period. Recorded hours related to Technology, Data & Process FTE are excluded from billable hours.

•	Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense attributable to retention incentives.

•	Organic revenue represents revenues before reimbursements adjusted to include the impact of our acquisitions as if we owned them from the beginning of each comparable period (similar to our pro forma information included in Note 2 – Acquisitions to the notes to our unaudited consolidated financial statements) and adjusted to exclude the impact of foreign currency exchange rate fluctuations.

All Client-Service FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	For the three months ended March 31,		2016 over 2015 Increase (Decrease)
	2016	2015	Percentage
Key operating metrics:
Average FTE
-Consulting	1,706	1,571	8.6
-Technology, Data & Process	2,837	1,838	54.4
-Non-billable	807	646	24.9
Period end FTE
-Consulting	1,711	1,568	9.1
-Technology, Data & Process	2,812	2,700	4.1
-Non-billable	822	693	18.6
Average bill rate	$291	$284	2.5
Utilization	77%	76%	1.3

Overview. During the three months ended March 31, 2016 and 2015, we reported $12.6 million and $25.1 million in net income, respectively. Key highlights of our results include:

•	Revenues before reimbursements (RBR) increased 11.1%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Over half of the RBR increase was attributable to organic growth. RBR for our Healthcare segment increased 27.6% on a year over year basis, more than half of which was organic. The remaining increase within the Healthcare segment was a result of contributions from acquisitions (RevenueMed in February 2015 and McKinnis in December 2015). In addition, our Disputes, Forensics & Legal Technology and Energy segments contributed 6.1% and 5.0% increases in RBR, respectively, all on an organic basis. While our Financial Services Advisory and Compliance segment RBR decreased 3.6%, the segment did experience sequential RBR growth during the second half of 2015 and into the first three months of 2016.

•	The three months ended March 31, 2015 benefitted from a deferred contingent acquisition liability fair value adjustment recorded in other operating benefit of $14.9 million (see Note 11 – Fair Value to our unaudited consolidated financial statements for further information on such adjustments).

•	Cost of services and general and administrative expenses also increased primarily as a result of recent acquisitions and higher average FTE in each category.

Revenues before Reimbursements. For the three months ended March 31, 2016, RBR increased 11.1% compared to the three months ended March 31, 2015. For further discussion of RBR, see segment results below.

Utilization levels were 77% and 76% for the three months ended March 31, 2016 and 2015, respectively, and average bill rate increased 2.5% to $291 over the same periods. Average FTE – Consulting increased 8.6% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 mainly due to the acquisition of McKinnis on December 31, 2015 within our Healthcare segment as well as hiring within our Energy segment which occurred throughout the year ended December 31, 2015. Average FTE – Technology, Data & Process increased 54.4% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 mainly due to the acquisition of RevenueMed in February 2015, which added 1,500 Client-Service FTE (Average FTE reflects partial period of ownership). Period end FTE – Technology, Data & Process as of March 31, 2016 and 2015 reflected the full impact of 1,500 Client-Service FTE acquired from RevenueMed.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 11.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was mainly due to the acquisitions of RevenueMed and McKinnis. Compensation and benefits expense also increased due to hiring new Client-Service FTE within our Healthcare and Energy segments, partially offset by decreases within our Disputes, Forensics & Legal Technology segment. Recruiting and retention costs also increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Severance expense relating to Client-Service FTE for the three months ended March 31, 2016 and 2015 was $0.9 million and $1.5 million, respectively.

General and Administrative Expenses. General and administrative expenses increased 11.7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was mainly due to higher compensation and benefits expense as a result of acquisitions and new hires to support growth of the business. Employee-related costs such as training, recruiting and placement fees were also higher for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. In addition, bad debt expense increased to $1.6 million for the three months ended March 31, 2016 compared to $0.2 million for the three months ended March 31, 2015 due to higher aged balances which were reserved at higher estimated rates for the three months ended March 31, 2016.

Average Non-billable FTE related to general and administrative expenses for the three months ended March 31, 2016 and 2015 was 728 and 582, respectively. The increase was mainly due to the acquisitions noted above.

General and administrative expenses was relatively flat at 17.8% of RBR for the three months ended March 31, 2016 compared to 17.7% of RBR for the three months ended March 31, 2015 mainly due to the impact of our acquisitions and the increase in bad debt expense, partially offset by the increased RBR.

Depreciation Expense. The increase in depreciation expense of 21.8% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, was primarily due to increased technology infrastructure spending, software, leasehold improvements and the impact of property and equipment acquired in recent acquisitions.

Amortization Expense. Amortization expense increased 28.7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was due to the allocation of purchase price to intangible assets of recent acquisitions partially offset by amortization relating to certain intangible assets as their useful lives came to term.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment, net. During the three months ended March 31, 2015 we recorded benefits of $14.9 million, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. See Note 11 – Fair Value to our unaudited consolidated financial statements for further information.

Interest Expense. Interest expense decreased 27.3% or $0.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease was mainly due to lower imputed interest relating to the deferred contingent consideration payable to the Cymetrix selling stockholders and a lower average borrowing rate, partially offset by a higher average debt balance due to the McKinnis acquisition. Average borrowing rates were 2.3% and 2.4% for the three months ended March 31, 2016 and 2015, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including United States (U.S.) state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the three months ended March 31, 2016 and 2015 was approximately 34.8% and 21.2%, respectively. The effective income tax rate for the three months ended March 31, 2015 was favorably impacted by the one-time impact of a non-taxable deferred contingent acquisition liability fair value adjustment that reduced income tax expense by approximately $6.2 million. The effective income tax rate for the three months ended March 31, 2016 was favorably impacted by the one-time impact of the reversal of $0.9 million in deferred tax asset valuation allowances at certain of our international subsidiaries.

Segment Results

Based on their size and importance, our operating segments are the same as our reporting segments. During the three months ended March 31, 2016, we renamed two of our business segments. The Disputes, Investigations & Economics segment was renamed “Disputes, Forensics & Legal Technology,” and the Financial, Risk & Compliance segment was renamed “Financial Services Advisory and Compliance.” Other than the changes to the names of these segments, the characteristics of our business segments remain unchanged. Our performance is assessed and resources are allocated based on the following four reporting segments:

•	Disputes, Forensics & Legal Technology

•	Financial Services Advisory and Compliance

•	Healthcare

•	Energy

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 3 — Segment Information to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense related to retention incentives (see Note 7 — Supplemental Consolidated Balance Sheet Information to our unaudited consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Disputes, Forensics & Legal Technology
	For the three months ended March 31,		2016 over 2015 Increase (Decrease)
	2016	2015	Percentage
Revenues before reimbursements (in 000s)	$81,262	$76,593	6.1
Total revenues (in 000s)	$86,999	$81,211	7.1
Segment operating profit (in 000s)	$28,710	$24,269	18.3
Key segment operating metrics:
Segment operating profit margin	35.3%	31.7%	11.4
Average FTE—Consulting	489	500	(2.2)
Average FTE—Technology, Data & Process	193	210	(8.1)
Average utilization rates based on 1,850 hours	78%	74%	5.4
Average bill rate	$380	$367	3.5

The Disputes, Forensics & Legal Technology (formerly Disputes, Investigations & Economics) segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

RBR for this segment increased 6.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in RBR was mainly due to increased demand for our disputes resolution services, with strong performance in global construction and infrastructure claims matters, in addition to continued demand aligned with our core industry sectors of healthcare and life sciences, energy and financial services. Also contributing to the increase were performance-based fees associated with mass tort claims work recognized during the three months ended March 31, 2016. These increases were partially offset by a decrease in legal technology solutions revenue within the U.S.

Average FTE – Consulting decreased 2.2% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to planned personnel reductions taken during the year ended December 31, 2015 partially offset by new hires within key strategic growth areas. Average FTE – Technology, Data & Process decreased 8.1% over the same periods mainly due to attrition. Average bill rate increased 3.5% to $380 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 mainly due to project mix and bill rate increases. Utilization increased 5.4% due to stronger demand reflected in the segment’s increased RBR coupled with lower client-service FTE for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

For the three months ended March 31, 2016 segment operating profit increased $4.4 million mainly due to the RBR increase discussed above, partially offset by a related increase in cost of services. Segment operating profit margin increased 3.6 percentage points mainly due to higher RBR without a similar increase in compensation and benefits expenses. As mentioned above, performance-based fees were realized during the three months ended March 31, 2016 for which certain cost of services were incurred in prior periods. In addition, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, the segment benefited from ongoing cost management actions. Severance expense for the three months ended March 31, 2016 and 2015 was $0.1 million and $1.2 million, respectively.

Financial Services Advisory and Compliance
	For the three months ended March 31,		2016 over 2015 Increase (Decrease)
	2016	2015	Percentage
Revenues before reimbursements (in 000s)	$33,650	$34,943	(3.7)
Total revenues (in 000s)	$36,907	$42,300	(12.7)
Segment operating profit (in 000s)	$13,506	$15,070	(10.4)
Key segment operating metrics:
Segment operating profit margin	40.1%	43.1%	(7.0)
Average FTE—Consulting	291	302	(3.6)
Average utilization rates based on 1,850 hours	81%	84%	(3.6)
Average bill rate	$288	$274	5.1

The Financial Services Advisory and Compliance (formerly Financial, Risk & Compliance) segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

RBR for this segment decreased 3.7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in RBR was due to a lower volume of on-going compliance work from a large financial institution client and the completion of a large anti-money laundering consulting engagement and a significant regulatory compliance engagement in mid-2015. These decreases were partially offset by new engagements in these areas, but at a lower volume. Despite lower volumes in the prior year period, new engagements throughout the second half of 2015 have driven modest sequential increases throughout the second half of 2015 which continued during the three months ended March 31, 2016.

Average FTE – Consulting decreased 3.6% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 mainly due to attrition. Average bill rate increased 5.1% to $288 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 mainly due to a change in consultant and project mix. Utilization decreased 3.6% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, mainly due to the lower volume of work discussed above.

Segment operating profit and segment operating profit margin decreased $1.6 million and 3.0 percentage points, respectively, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was mainly due to lower RBR. In addition, segment operating profit margin was negatively impacted by reduced use of flexible resources in the current period.

Healthcare
			2016 over
			2015
	For the three months ended		Increase
	March 31,		(Decrease)
	2016	2015	Percentage
Revenues before reimbursements (in 000s)	$81,667	$63,994	27.6
Total revenues (in 000s)	$90,102	$69,329	30.0
Segment operating profit (in 000s)	$23,768	$18,256	30.2
Key segment operating metrics:
Segment operating profit margin	29.1%	28.5%	2.1
Average FTE—Consulting	556	439	26.7
Average FTE—Technology, Data & Process	2,581	1,562	65.2
Average utilization rates based on 1,850 hours	77%	74%	4.1
Average bill rate	$264	$262	0.8

The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the implementation of a new electronic health records system.

RBR for this segment increased 27.6% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. RBR for the three months ended March 31, 2016 reflected the full quarter benefits of the February 2015 acquisition of RevenueMed and the December 2015 acquisition of McKinnis. Over half of the RBR increase was organic growth, which included increases in provider performance improvement, strategic and analytics solutions, life sciences and regulatory work for governmental agencies. Performance-based fees for the three months ended March 31, 2016 and 2015 were $1.0 million and zero, respectively. In addition, business process management services contributed to the segment’s organic growth in the areas of hospital and physician coding and comprehensive revenue cycle management services.

Average FTE – Consulting increased 26.7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 mainly due to the 70 professionals acquired from McKinnis and additional hiring to meet the higher demand. Average FTE – Technology, Data & Process for the three months ended March 31, 2015 reflected partial period employment of approximately 1,500 professionals acquired in February 2015 with the RevenueMed acquisition. Utilization increased 4.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, reflecting increased demand. Average bill rate increased 0.8% to $264 for the three months ended March 31, 2016.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, segment operating profit and segment operating profit margin increased $5.5 million and 0.6 percentage points, respectively. Segment operating profit was positively impacted by higher RBR, partially offset by higher compensation, benefits and incentive compensation expenses as well as retention and training costs mainly related to acquisitions and the increase in Client-Service FTE. In addition, higher performance-based fees and utilization rates contributed to the increase in segment operating profit and segment operating profit margin.

Energy
			2016 over
			2015
	For the three months ended		Increase
	March 31,		(Decrease)
	2016	2015	Percentage
Revenues before reimbursements (in 000s)	$26,896	$25,626	5.0
Total revenues (in 000s)	$31,279	$30,331	3.1
Segment operating profit (in 000s)	$6,714	$7,922	(15.2)
Key segment operating metrics:
Segment operating profit margin	25.0%	30.9%	(19.1)
Average FTE—Consulting	370	329	12.5
Average FTE—Technology, Data & Process	62	66	(6.1)
Average utilization rates based on 1,850 hours	72%	76%	(5.3)
Average bill rate	$203	$197	3.0

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

RBR for this segment increased 5.0% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was mainly due to additional demand for strategy and operational improvement services such as risk management, transmission planning and performance excellence. In addition, demand side management services and regulatory government work also increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Utilization decreased 5.3% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to slower than expected sales pipeline conversion. Average bill rate increased 3.0% to $203 due to bill rate increases and changes in project mix. Average FTE – Consulting increased 12.5% relating to senior hires mainly within strategy and operational improvement and demand side management services, partially offset by planned personnel reductions, attrition and the personnel reassignment mentioned below. Average FTE – Technology, Data & Process decreased 6.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the reassignment of five professionals to FTE-Consulting.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, segment operating profit and segment operating profit margin decreased $1.2 million and 5.9 percentage points, respectively, due to higher compensation and benefits expenses associated with recent senior hires, partially offset by higher RBR and lower incentive based compensation. In addition severance expense for the three months ended March 31, 2016 and 2015 was $0.3 million and $0.1 million, respectively, as we took actions to better align resources and to improve margins in this segment.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the three months ended March 31:

	2016	2015
Net cash used in operating activities	$(26,557)	$(33,954)
Net cash used in investing activities	$(12,472)	$(34,329)
Net cash provided by financing activities	$33,497	$67,740

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

We calculate accounts receivable Days Sales Outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 78 days at March 31, 2016, compared to 80 days at March 31, 2015.

Operating Activities

Net cash used in operating activities was $26.6 million and $34.0 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease in working capital requirements.

Investing Activities

Net cash used in investing activities was $12.5 million and $34.3 million for the three months ended March 31, 2016 and 2015, respectively. Cash used in investing activities was lower in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to higher payments in the prior year period for acquisition related payments, capital expenditures related to the consolidation of our offices located in New York City and technology infrastructure spending primarily associated with our Technology, Data & Process businesses. The three months ended March 31, 2016 included a working capital adjustment payment made to the selling members of McKinnis of $5.5 million.

Financing Activities

Net cash provided by financing activities was $33.5 million and $67.7 million for the three months ended March 31, 2016 and 2015, respectively. The higher level of cash provided by financing activities for the three months ended March 31, 2015, was primarily related to borrowings made for the RevenueMed acquisition.

Debt, Commitments and Capital

For further information regarding our debt, see Note 10 – Bank Debt to our unaudited consolidated financial statements.

At March 31, 2016, we had total contractual obligations of $385.9 million. The following table shows the components of our significant commitments at March 31, 2016 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2016	2017 to 2018	2019 to 2020	Thereafter
Deferred acquisition liabilities (a)	$10,072	$1,619	$8,453	$—	$—
Revolving credit facility (b) (c)	211,521	—	211,521	—	—
Lease commitments	164,320	19,932	47,888	39,366	57,134

Total contractual obligations	$385,913	$21,551	$267,862	$39,366	$57,134

a)	At March 31, 2016, we had $10.1 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $8.9 million was in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reaches its maximum target, our maximum deferred acquisition liabilities would have been $28.5 million at March 31, 2016.
b)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 10 – Bank Debt to our unaudited consolidated financial statements for further information on our credit facility.
c)	At March 31, 2016, we had $6.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Through March 31, 2016, we have repurchased an aggregate of 7,545,733 shares of our common stock for approximately $107.3 million under our share repurchase program. At March 31, 2016, we had approximately $81.8 million remaining for share repurchases under the board authorization. See Part II, Item 2 of this report for additional information on the share repurchases.

During the three months ended March 31, 2016, we retired 8,000,000 shares of treasury stock. As a result, within the stockholders’ equity accounts on our consolidated balance sheets, treasury stock was reduced by the fair value of the shares calculated using the weighted average treasury stock inventory price, common stock was reduced for the aggregate par value of the shares retired, with the difference recorded as a reduction to retained earnings.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2015 Form 10-K.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on the entity’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, a major equity method investment, or other major parts of an entity. Additionally, the revised guidance requires expanded disclosures in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. As permitted, we adopted this standard as of January 1, 2015. The adoption impacts our assessment of discontinued operations presentation.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to defer the effective date of this guidance by one year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations, which clarifies how an entity determines if it is a principal or an agent for each specified good or service promised to the customer, the nature of each specified good or service, and how an entity that is principal obtains control of a good and service provided by another party involved in providing goods or services to a customer. The standard and related amendments will be effective for financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original date of financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2016. We currently do not plan to early adopt this guidance and are evaluating the potential impact of this guidance on our consolidated financial statements as well as transition methods.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update includes amendments that change the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Subsequently in August 2015, the FASB issued ASU 2015-15, which clarified the guidance in ASU 2015-03 that for a line-of-credit (revolving credit) arrangement the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term. We adopted this standard as of January 1, 2016; however, since our credit facility is a revolving credit arrangement we will continue to present our current net debt issuance cost balance in other assets. Our net debt issuance cost as of March 31, 2016 was $1.2 million.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This update requires the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which adjustment amounts are determined. The adjustments are calculated as if the accounting had been completed at the acquisition date. Prior to this update, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This standard became effective for us as of January 1, 2016. The standard will be applied to future business combinations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets be offset by jurisdiction and presented as a single amount is not affected by this standard update. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. Early adoption of the standard is permitted, and the standard may be applied either retrospectively or prospectively. We adopted this standard prospectively as of October 1, 2015, and reclassified our deferred tax assets and liabilities to the net non-current deferred tax liability in our consolidated balance sheets as of December 31, 2015.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a modified retrospective approach for leases existing at or entered into after the beginning of the earliest comparative period presented. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In March 2016, The FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statement of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation is classified as a financing activity in the statement of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

At March 31, 2016, our interest rate derivatives effectively fixed our LIBOR base rate on $50.0 million of our debt. Based on borrowings under our credit facility at March 31, 2016 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $161.5 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.4 million change in annual interest expense.

At March 31, 2016, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2016, we had net assets of approximately $47.4 million with a functional currency of the United Kingdom Pound Sterling and $10.8 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At March 31, 2016, we had net assets denominated in non-functional currency of approximately $1.3 million. As such, a ten percent change in the value of the local currency would have resulted in a $0.1 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

There has been no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2016:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(a)
Jan 1 - 31, 2016	119,520	$15.87	119,520	$86,162,064
Feb 1 - 29, 2016	137,200	$14.97	137,200	$84,108,629
Mar 1 - 31, 2016	151,200	$15.31	151,200	$81,793,309

Total	407,920	$15.36	407,920	$81,793,309

(a)	On October 25, 2011, our board of directors extended its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the share repurchase authorization by approximately $50 million. On May 14, 2015, our board of directors increased the share repurchase authorization to $100 million and extended the authorization to December 31, 2017, effective July 1, 2015. As increased and extended, as of July 1, 2015, we are authorized to repurchase up to $100 million in shares of our common stock during the 30 month period ending December 31, 2017.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan – revised March 2016).

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan – revised March 2016).

10.3	Form of Stock Option Award Agreement (2012 Long-Term Incentive Plan – revised March 2016).

10.4	Offer Letter dated February 19, 2016 between Navigant Consulting, Inc. and Stephen Lieberman (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2016).

10.5	Form of Restricted Stock Unit Award Agreement (Mr. Lieberman Initial Grant) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2016).

10.6	Offer Letter dated March 28, 2016 between Navigant Consulting, Inc. and Lee A. Spirer.

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer

By:	/s/ THOMAS A. NARDI
Thomas A. Nardi
Executive Vice President and Principal Financial Officer

Date: April 26, 2016