Form 10-Q
period 2016-06-30
NAVIGANT CONSULTING INC
filed 2016-07-26
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, 47,400,293 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,310	$8,895
Accounts receivable, net	254,395	216,660
Prepaid expenses and other current assets	31,745	29,729

Total current assets	289,450	255,284
Non-current assets:
Property and equipment, net	73,816	76,717
Intangible assets, net	32,617	38,160
Goodwill	620,136	623,204
Other assets	21,098	22,531

Total assets	$1,037,117	$1,015,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,984	$9,497
Accrued liabilities	11,340	10,719
Accrued compensation-related costs	68,619	91,577
Income tax payable	8,300	—
Other current liabilities	34,742	32,147

Total current liabilities	134,985	143,940
Non-current liabilities:
Deferred income tax liabilities	80,308	75,719
Other non-current liabilities	19,706	28,956
Bank debt non-current	189,757	173,743

Total non-current liabilities	289,771	278,418

Total liabilities	424,756	422,358

Stockholders’ equity:
Common stock	57	64
Additional paid-in capital	636,506	627,976
Treasury stock	(169,327)	(296,624)
Retained earnings	165,789	278,682
Accumulated other comprehensive loss	(20,664)	(16,560)

Total stockholders’ equity	612,361	593,538

Total liabilities and stockholders’ equity	$1,037,117	$1,015,896

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues before reimbursements	$238,485	$211,023	$461,960	$412,179
Reimbursements	23,198	22,416	45,010	44,431

Total revenues	261,683	233,439	506,970	456,610
Cost of services before reimbursable expenses	157,966	145,367	311,906	283,968
Reimbursable expenses	23,198	22,416	45,010	44,431

Total cost of services	181,164	167,783	356,916	328,399
General and administrative expenses	44,507	39,068	84,338	74,733
Depreciation expense	7,015	5,724	13,537	11,079
Amortization expense	2,891	2,297	5,812	4,566
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	850	2,308	850	(12,625)
Office consolidation, net	174	1,804	174	2,740
Other impairment	—	98	—	98

Operating income	25,082	14,357	45,343	47,620
Interest expense	1,429	1,238	2,689	2,970
Interest income	(36)	(46)	(75)	(101)
Other (income) expense, net	(444)	176	(784)	(152)

Income before income tax expense	24,133	12,989	43,513	44,903
Income tax expense	9,356	5,162	16,094	11,933

Net income	$14,777	$7,827	$27,419	$32,970

Basic net income per share	$0.31	$0.16	$0.58	$0.68
Shares used in computing basic per share data	47,550	48,150	47,488	48,137

Diluted net income per share	$0.30	$0.16	$0.56	$0.67
Shares used in computing diluted per share data	48,841	49,310	48,936	49,369

Net income	$14,777	$7,827	$27,419	$32,970
Other comprehensive income (loss), net of tax
Unrealized net (loss) gain, foreign currency translation	(3,459)	2,834	(3,989)	(244)
Unrealized net loss on interest rate derivatives	(45)	(46)	(207)	(264)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	40	80	92	155

Other comprehensive (loss) income, net of tax	(3,464)	2,868	(4,104)	(353)

Total comprehensive income, net of tax	$11,313	$10,695	$23,315	$32,617

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2015	64,465	(16,903)	$64	$627,976	$(296,624)	$(16,560)	$278,682	$593,538
Comprehensive income (loss)	—	—	—	—	—	(4,104)	27,419	23,315
Issuances of common stock	215	—	—	2,841	—	—	—	2,841
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	1,063	—	—	—	1,063
Vesting of restricted stock units, net of forfeitures and tax withholdings	543	—	1	(3,836)	—	—	—	(3,835)
Share-based compensation expense	—	—	—	6,524	—	—	—	6,524
Additional paid-in capital recorded through compensation expense	—	—	—	1,938	—	—	—	1,938
Repurchases of common stock	—	(835)	—	—	(13,023)	—	—	(13,023)
Treasury stock retirement	(8,000)	8,000	(8)	—	140,320	—	(140,312)	—

Balance at June 30, 2016	57,223	(9,738)	$57	$636,506	$(169,327)	$(20,664)	$165,789	$612,361

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$27,419	$32,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	13,570	11,218
Amortization expense	5,812	4,566
Amortization expense - client-facing software	353	486
Share-based compensation expense	6,524	5,524
Accretion of interest expense	355	1,135
Deferred income taxes	1,131	4,686
Allowance for doubtful accounts receivable	4,547	1,592
Contingent acquisition liability adjustments, net	850	(12,625)
Other, net	—	98
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(43,765)	(36,747)
Prepaid expenses and other assets	(1,025)	(2,361)
Accounts payable	2,478	136
Accrued liabilities	472	1,444
Accrued compensation-related costs	(22,788)	(22,896)
Income taxes payable	12,059	46
Other liabilities	(337)	5,923

Net cash provided by (used in) operating activities	7,655	(4,805)
Cash flows from investing activities:
Purchases of property and equipment	(10,039)	(23,197)
Acquisitions of businesses, net of cash acquired	(1,995)	(21,379)
Other acquisition payments	(5,500)	—
Payments of acquisition liabilities	(498)	(1,530)
Capitalized client-facing software	(127)	(346)

Net cash used in investing activities	(18,159)	(46,452)
Cash flows from financing activities:
Issuances of common stock	2,841	4,894
Repurchases of common stock	(13,023)	(12,081)
Repayments to banks	(209,245)	(138,703)
Borrowings from banks	227,239	199,643
Other, net	(2,779)	(1,247)

Net cash provided by financing activities	5,033	52,506

Effect of exchange rate changes on cash and cash equivalents	(114)	(43)

Net (decrease) increase in cash and cash equivalents	(5,585)	1,206
Cash and cash equivalents at beginning of the period	8,895	2,648

Cash and cash equivalents at end of the period	$3,310	$3,854

Supplemental Unaudited Consolidated Cash Flow Information
	For the six months ended
	June 30,
	2016	2015
Interest paid	$1,962	$1,543
Income taxes paid, net of refunds	$1,721	$7,275

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on February 16, 2016 (2015 Form 10-K). During the first quarter of 2016, we renamed two of our business segments. The Disputes, Investigations & Economics segment was renamed “Disputes, Forensics & Legal Technology,” and the Financial, Risk & Compliance segment was renamed “Financial Services Advisory and Compliance.” Other than the changes to the names of these segments, the characteristics of the business segments remain unchanged.

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

2015 Acquisitions

On December 31, 2015, we acquired McKinnis Consulting Services, LLC (McKinnis) to further expand our healthcare business. McKinnis specializes in providing revenue cycle assessment, strategy and optimization assistance for healthcare providers. The acquisition included approximately 70 professionals and was integrated into our Healthcare segment. We paid $45.7 million at closing, including $42.7 million in cash (net of cash acquired) and $3.0 million (or 176,758 shares) in our common stock. The purchase agreement also provides for a deferred contingent acquisition payment to the selling members of McKinnis in an amount up to $10.0 million based on the business achieving certain performance targets over the one-year period ending December 31, 2016. We estimated the fair value of the deferred contingent consideration on the closing date to be $8.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. Based on a second quarter 2016 forecast which projected that the business’ strong operating performance was expected to continue through the end of 2016, we increased the fair value of the deferred contingent acquisition liability to $9.5 million during the three months ended June 30, 2016. As part of our preliminary purchase price allocation, we recorded $13.0 million in identifiable intangible assets, $45.5 million in goodwill and other net assets of $1.0 million. Terms of the purchase agreement also include a provision for a working capital adjustment to be calculated within 90 days of the closing, including a $5.5 million payment to the selling members for undistributed cash held in the business as of the closing. The $5.5 million payment was made during the first quarter 2016. As of June 30, 2016 the working capital adjustment had been finalized and settled. We are still in the process of finalizing our purchase price allocation and the assumptions used to determine the fair value of the intangible assets and deferred contingent consideration. To the extent that adjustments relate to facts and circumstances as of the closing date, the net impact will be recorded to goodwill for a period not exceeding one year.

        On February 23, 2015, we acquired RevenueMed, Inc. (RevenueMed) to expand our business process management service capabilities within our Healthcare segment. RevenueMed specializes in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $21.3 million in cash (net of cash acquired) at closing. The purchase agreement provided for a deferred contingent acquisition payment to the selling stockholders of RevenueMed in an amount up to $4.0 million based on the business achieving certain performance targets over the six-month period beginning January 1, 2015 and ending June 30, 2015. We estimated the fair value of the deferred contingent consideration on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. Based on the acquired business’ operating results during the performance period, the maximum earned amount was achieved, and on October 1, 2015, a $4.0 million cash payment was made to settle the contingent acquisition liability. As part of our purchase price allocation, we recorded $7.3 million in identifiable intangible assets, $14.4 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Other net assets included a liability for uncertain tax positions of $1.3 million, and based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded in prepaid expenses and other current assets.

See Note 11 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if our 2015 acquisitions had occurred as of January 1, 2015. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$261,683	$240,337	$506,970	$472,524
Net income	$14,777	$8,387	$27,419	$34,026
Basic net income per basic share	$0.31	$0.17	$0.58	$0.70
Shares used in computing net income per basic share	47,550	48,326	47,488	48,313
Diluted net income per diluted share	$0.30	$0.17	$0.56	$0.69
Shares used in computing net income per diluted share	48,841	49,486	48,936	49,545

3.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Disputes, Forensics & Legal Technology (formerly Disputes, Investigations & Economics) segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•	The Financial Services Advisory and Compliance (formerly Financial, Risk & Compliance) segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

•	The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the implementation of a new electronic health records system.

•	The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of strategy and new business models and creating sustainable excellence in areas such as investment management, integrated resource planning, renewables, distributed energy resources, energy efficiency and demand response, and transmission and distribution operations. In addition, we provide a broad array of benchmarking and research services.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues before reimbursements:
Disputes, Forensics & Legal Technology	$79,320	$81,116	$160,582	$157,709
Financial Services Advisory and Compliance	39,994	29,509	73,644	64,452
Healthcare	89,876	74,245	171,543	138,239
Energy	29,295	26,153	56,191	51,779

Total revenues before reimbursements	$238,485	$211,023	$461,960	$412,179

Total revenues:
Disputes, Forensics & Legal Technology	$85,082	$87,515	$172,081	$168,726
Financial Services Advisory and Compliance	45,360	34,439	82,267	76,739
Healthcare	98,386	80,652	188,488	149,981
Energy	32,855	30,833	64,134	61,164

Total revenues	$261,683	$233,439	$506,970	$456,610

Segment operating profit:
Disputes, Forensics & Legal Technology	$28,963	$25,721	$57,673	$49,990
Financial Services Advisory and Compliance	17,511	11,201	31,017	26,271
Healthcare	29,362	24,726	53,130	42,982
Energy	8,402	7,513	15,116	15,435

Total segment operating profit	84,238	69,161	156,936	134,678

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	44,507	39,068	84,338	74,733
Depreciation expense	7,015	5,724	13,537	11,079
Amortization expense	2,891	2,297	5,812	4,566
Other operating costs (benefit), net	1,024	4,210	1,024	(9,787)
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	3,719	3,505	6,882	6,467

Operating income	25,082	14,357	45,343	47,620
Interest and other expense, net	949	1,368	1,830	2,717

Income before income tax expense	$24,133	$12,989	$43,513	$44,903

Total assets allocated by segment include accounts receivable, net, certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Disputes, Forensics & Legal Technology	$340,284	$332,772
Financial Services Advisory and Compliance	107,164	88,956
Healthcare	379,731	379,032
Energy	111,250	108,630
Unallocated assets	98,688	106,506

Total assets	$1,037,117	$1,015,896

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Changes made to our goodwill balances during the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows (in thousands):

	Disputes, Forensics & Legal Technology	Financial Services Advisory and Compliance	Healthcare	Energy	Total Company
Gross goodwill at December 31, 2015	$354,604	$55,341	$264,163	$76,566	$750,674
Acquisitions	—	—	1,670	—	1,670
Adjustments	(77)	(17)	(6)	—	(100)
Foreign currency translation	(3,007)	(871)	(322)	(438)	(4,638)

Gross goodwill at June 30, 2016	351,520	54,453	265,505	76,128	747,606
Accumulated goodwill impairment	(122,045)	—	—	—	(122,045)
Accumulated amortization	(5,425)	—	—	—	(5,425)

Net goodwill at June 30, 2016	$224,050	$54,453	$265,505	$76,128	$620,136

	Disputes, Forensics & Legal Technology	Financial Services Advisory and Compliance	Healthcare	Energy	Total Company
Gross goodwill at December 31, 2014	$359,200	$55,320	$204,469	$76,572	$695,561
Acquisitions	—	—	59,919	—	59,919
Dispositions	(8)	—	—	—	(8)
Adjustments	(155)	(35)	(11)	—	(201)
Foreign currency translation	(4,433)	56	(214)	(6)	(4,597)

Gross goodwill at December 31, 2015	354,604	55,341	264,163	76,566	750,674
Accumulated goodwill impairment	(122,045)	—	—	—	(122,045)
Accumulated amortization	(5,425)	—	—	—	(5,425)

Net goodwill at December 31, 2015	$227,134	$55,341	$264,163	$76,566	$623,204

We performed our annual goodwill impairment test as of May 31, 2016. The key assumptions included: internal projections completed during our second quarter 2016 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; Company-specific risk considerations; control premium and cost of capital based on our historical experience.

Based on our assumptions, at that time, the estimated fair value exceeded the net asset carrying value for each of our reporting units as of May 31, 2016. Accordingly, there was no indication of impairment of our goodwill for any of our reporting units. As of May 31, 2016, the estimated fair value of our Disputes, Forensics & Legal Technology, Financial Services Advisory and Compliance, Healthcare, and Energy reporting units exceeded the fair value of invested capital by 17%, 61%, 22%, and 32%, respectively.

We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test as of May 31, 2017.

The components of intangible assets are as follows (in thousands):

	June 30, 2016	December 31, 2015
Intangible assets:
Customer lists and relationships	$107,968	$109,745
Non-compete agreements	23,658	23,808
Other	27,449	27,302

Intangible assets, at cost	159,075	160,855
Less: accumulated amortization	(126,458)	(122,695)

Intangible assets, net	$32,617	$38,160

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At June 30, 2016, our intangible assets categories are as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	6.0	$27,254
Non-compete agreements, net	4.0	2,748
Other intangible assets, net	1.4	2,615

Total intangible assets, net	5.4	$32,617

Total amortization expense was $5.8 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively. The estimated annual aggregate amortization expense to be recorded in future periods related to intangible assets at June 30, 2016 is as follows (in thousands):

Year Ending December 31,	Amount
2016 (includes January - June)	$11,418
2017	8,466
2018	5,991
2019	4,148
2020	3,104
2021	3,327

5.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares are as follows (in thousands and based on the weighted average days outstanding for the periods):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic shares	47,550	48,150	47,488	48,137
Employee stock options	88	88	94	108
Restricted stock units	1,151	1,019	1,261	1,043
Contingently issuable shares	52	53	93	81

Diluted shares	48,841	49,310	48,936	49,369

Antidilutive shares(1)	273	304	225	243

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

6.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The amounts attributable to each category of share-based compensation expense are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization of restricted stock unit awards	$3,695	$3,163	$5,946	$4,989
Amortization of stock option awards	234	203	401	373
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	66	54	177	162

Total share-based compensation expense	$3,995	$3,420	$6,524	$5,524

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of services before reimbursable expenses	$2,612	$2,232	$4,107	$3,367
General and administrative expenses	1,383	1,188	2,417	2,157

Total share-based compensation expense	$3,995	$3,420	$6,524	$5,524

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

At June 30, 2016, we had $18.0 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the six months ended June 30, 2016, we granted an aggregate of 1,055,957 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $14.4 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

7.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Billed amounts	$173,909	$153,837
Engagements in process	103,416	80,102
Allowance for uncollectible billed amounts	(13,348)	(9,797)
Allowance for uncollectible engagements in process	(9,582)	(7,482)

Accounts receivable, net	$254,395	$216,660

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Notes receivable - current	$2,727	$3,342
Prepaid recruiting and retention incentives - current	10,974	9,688
Other prepaid expenses and other current assets	18,044	16,699

Prepaid expenses and other current assets	$31,745	$29,729

Other Assets

The components of other assets are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Notes receivable - non-current	$2,497	$4,420
Capitalized client-facing software	1,342	1,567
Prepaid recruiting and retention incentives - non-current	15,264	14,009
Prepaid expenses and other non-current assets	1,995	2,535

Other assets	$21,098	$22,531

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the six months ended June 30, 2016, no such loans were issued, and during the six months ended June 30, 2015, we issued loans aggregating $2.1 million. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the six months ended June 30, 2016 and 2015, we paid $10.4 million and $11.3 million, respectively, of sign-on and retention bonuses.

Property and Equipment, net

The components of property and equipment, net are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Furniture, fixtures and equipment	$63,991	$63,995
Software	81,322	77,910
Leasehold improvements	44,639	40,560

Property and equipment, at cost	189,952	182,465
Less: accumulated depreciation and amortization	(116,136)	(105,748)

Property and equipment, net	$73,816	$76,717

During the six months ended June 30, 2016, we recorded $10.8 million in property and equipment which included $4.6 million in our technology infrastructure and software, $1.6 million in furniture and $4.5 million in leasehold improvements ($0.9 million was non-cash) related to the build-outs of various office spaces. During the six months ended June 30, 2016, we retired $3.0 million in fully-depreciated assets.

Other Current Liabilities

The components of other current liabilities are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Deferred acquisition liabilities - current	$10,600	$1,665
Deferred revenue	19,281	19,317
Deferred rent - current	2,890	2,909
Other current liabilities	1,971	8,256

Total other current liabilities	$34,742	$32,147

Other Non-Current Liabilities

The components of other non-current liabilities are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Deferred acquisition liabilities - non-current	$—	$8,300
Deferred rent - non-current	14,166	14,358
Other non-current liabilities	5,540	6,298

Total other non-current liabilities	$19,706	$28,956

Deferred acquisition liabilities, current and non-current, at June 30, 2016 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at net present value and fair value, respectively. During the six months ended June 30, 2016, we recorded a fair value adjustment which increased the deferred contingent acquisition liabilities by $0.9 million and reclassified the non-current balance to current as it is expected to be settled within the 12 month period. See Note 11 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

During the first quarter 2016, we made a payment of $5.5 million to the selling members of McKinnis for cash held in the business at closing, which reduced other current liabilities.

The current and non-current portions of deferred rent relates to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At June 30, 2016, other non-current liabilities included $0.8 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client service employees and leaders, we grant restricted stock units which vest three years from the grant date based on the achievement of certain performance targets during the year prior to grant.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Unrealized loss on foreign exchange:
Balance at beginning of period	$(16,976)	$(15,051)	$(16,446)	$(11,973)
Unrealized (loss) gain on foreign exchange	(3,459)	2,834	(3,989)	(244)

Balance at end of period	$(20,435)	$(12,217)	$(20,435)	$(12,217)

Unrealized loss on derivatives:
Balance at beginning of period	$(224)	$(254)	$(114)	$(111)
Unrealized loss on derivatives in period, net of reclassification	(45)	(46)	(207)	(264)
Reclassified to interest expense	66	134	153	259
Income tax benefit	(26)	(54)	(61)	(104)

Balance at end of period	$(229)	$(220)	$(229)	$(220)

	2016	2015
Accumulated other comprehensive loss at June 30,	$(20,664)	$(12,437)

9.	DERIVATIVES AND HEDGING ACTIVITY

During the six months ended June 30, 2016, the interest rate derivatives outstanding are as follows (summarized based on month of execution):

Month Executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the six months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, we recorded $0.2 million and $0.3 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

At June 30, 2016, we had $0.4 million of net liability related to the interest rate derivatives.

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

At June 30, 2016, we had aggregate borrowings outstanding of $189.8 million, compared to $173.7 million at December 31, 2015. Based on our financial covenants at June 30, 2016, approximately $204.6 million in additional borrowings were available to us under the credit facility. At June 30, 2016, we had $4.0 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio

(the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At June 30, 2016, the applicable margins on LIBOR and base rate loans were 1.25% and 0.25%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 9 — Derivatives and Hedging Activity) was 2.2% and 2.0% for the three months ended June 30, 2016 and 2015, respectively, and 2.3% and 2.2% for the six months ended June 30, 2016 and 2015, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At June 30, 2016, under the definitions in the credit agreement, our consolidated leverage ratio was 1.4 and our consolidated interest coverage ratio was 5.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at June 30, 2016; however, there can be no assurances that we will remain in compliance in the future.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the six months ended June 30, 2016, we recorded $0.9 million in other operating cost for a net increase in the liability and during the six months ended June 30, 2015, we recorded $12.6 million in other operating benefit for a net reduction in the liability reflecting changes in the fair value estimate of the deferred contingent acquisition liability for certain acquisitions made in 2015, 2014 and 2013 (see Note 3 to the consolidated financial statements in our 2015 Form 10-K). Also during the six months ended

June 30, 2015, the contingent acquisition liability related to the Cymetrix acquisition was reclassified as a definitive acquisition liability. The changes in deferred contingent acquisition liabilities are as follows (in thousands):

	For the six months ended June 30,
	2016	2015
Beginning Balance	$8,782	$23,272
Acquisitions	—	3,765
Accretion of acquisition-related contingent consideration	350	1,063
Remeasurement of acquisition-related contingent consideration	850	(12,625)
Payments	(49)	—
Reclassification to definitive consideration liability	—	(10,000)

Ending Balance	$9,933	$5,475

At June 30, 2016, the carrying value of our bank debt approximated fair value as it bears interest at variable rates. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2016 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2016
Interest rate derivatives, net	$—	$384	$—	$384
Deferred contingent acquisition liabilities	$—	$—	$9,933	$9,933
At December 31, 2015
Interest rate derivatives, net	$—	$189	$—	$189
Deferred contingent acquisition liabilities	$—	$—	$8,782	$8,782

12.	OTHER OPERATING COSTS (BENEFIT)

Contingent Acquisition Liability Adjustment, Net

During the six months ended June 30, 2016, we recorded an expense of $0.9 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities.

During the three and six months ended June 30, 2015, we recorded an expense of $2.3 million and benefit of $12.6 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. The adjustment made in 2015 relates primarily to our Cymetrix acquisition.

Deferred contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 11 – Fair Value).

Office Consolidation, Net

During the six months ended June 30, 2016, we recorded a cost of $0.2 million primarily related to the consolidation of office space acquired in Denver, Colorado related to the McKinnis acquisition.

During the three and six months ended June 30, 2015, we recorded costs of $1.8 million and $2.7 million, respectively, related to our consolidated office space located in New York City which we took possession of on October 22, 2014. The cost included rent expense for duplicate rent as we occupied our old New York City offices until the completion of the build-out of the new space in April 2015.

We have included $2.9 million in current and non-current liabilities for restructured real estate. The activity for the six months ended June 30, 2016 was as follows (in thousands):

Office Space Reductions
Balance at December 31, 2015	$3,083
Cost to operations during the six months ended June 30, 2016	141
Other adjustments during the six months ended June 30, 2016	114
Payments, net of amounts received during the six months ended June 30, 2016	(414)

Balance at June 30, 2016	$2,924

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Results for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

Overview. During the three months ended June 30, 2016 and 2015, we reported $14.8 million and $7.8 million in net income, respectively. Key highlights of our results include:

Revenues before reimbursements (RBR) increased 13.0% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Nearly three-quarters of the RBR increase was attributable to organic growth. See segment results below for further discussion on RBR. Cost of services increased at a slightly lower rate than RBR and general and administrative expenses increased in line with the RBR. In addition, for the three months ended June 30, 2016, other operating costs were $1.0 million compared to the three months ended June 30, 2015 of $4.2 million (see Note 12 – Other Operating Costs (Benefit) to our unaudited consolidated financial statements for further information on such amounts). Our effective income tax rate for the three months ended June 30, 2016 and 2015 was 38.8% and 39.7%, respectively.

During the six months ended June 30, 2016 and 2015, we reported $27.4 million and $33.0 million in net income, respectively. Key highlights of our results include:

Revenues before reimbursements (RBR) increased 12.1% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Over two-thirds of the RBR increase was attributable to organic growth. See segment results below for further discussion on RBR. Cost of services increased at a slightly lower rate than RBR, and general and administrative expenses increased in line with the RBR. In addition, for the six months ended June 30, 2016, other operating costs were $1.0 million compared to an other operating benefit for the six months ended June 30, 2015 of $9.8 million (see Note 12 – Other Operating Costs (Benefit) to our unaudited consolidated financial statements for further information on such amounts). Our effective income tax rate for the six months ended June 30, 2016 and 2015 was 37.0% and 26.6%, respectively.

	For the three months		2016 over 2015 Increase	For the six months		2016 over 2015 Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2016	2015	Percentage	2016	2015	Percentage
Key operating metrics:
Average FTE
-Consulting	1,712	1,548	10.6	1,709	1,560	9.6
-Technology, Data & Process	2,747	2,698	1.8	2,792	2,268	23.1
-Non-billable	827	700	18.1	817	673	21.4
Period-end FTE
-Consulting	1,716	1,541	11.4	1,716	1,541	11.4
-Technology, Data & Process	2,642	2,701	(2.2)	2,642	2,701	(2.2)
-Non-billable	842	709	18.8	842	709	18.8
Average bill rate	$303	$294	3.1	$297	$289	2.8
Utilization	76%	75%	1.3	77%	76%	1.3

Key Operating Metrics. Utilization levels were 76% and 75% for the three months ended June 30, 2016 and 2015, respectively, and average bill rate increased 3.1% to $303 over the same periods. Average FTE – Consulting increased 10.6% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to the acquisition of McKinnis on December 31, 2015 within our Healthcare segment as well as hiring within our Healthcare, Energy and Financial Services Advisory and Compliance segments. Average FTE – Technology, Data & Process increased 1.8% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Utilization levels were 77% and 76% for the six months ended June 30, 2016 and 2015, respectively, and average bill rate increased 2.8% to $297 over the same periods. Average FTE – Consulting increased 9.6% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the acquisition of McKinnis on December 31, 2015 within our Healthcare segment as well as hiring within our Healthcare and Energy segments, partially offset by a decrease in FTE – Consulting within our Disputes, Investigations & Legal Technology segment. Average FTE – Technology, Data & Process increased 23.1% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 mainly due to the acquisition of RevenueMed in February 2015, which added 1,500 Client-Service FTE (Average FTE reflects partial period of ownership). Period end FTE – Technology, Data & Process as of June 30, 2016 and 2015 reflected the full impact of 1,500 Client-Service FTE acquired from RevenueMed.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 8.7% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was due to higher compensation and benefits expenses mainly relating to the acquisition of McKinnis and other increases in Client-Service FTE relating to hiring within our Healthcare, Energy and Financial Services Advisory and Compliance segments partially offset by lower Client-Service FTE within our Disputes, Forensics & Legal Technology segment. Included in benefits expense was higher medical expenses. In addition, a firm wide leadership meeting was held in the second quarter 2016 while no such meeting was held in the comparative period of 2015. Incentive compensation also increased due to company performance. Severance expense relating to Client-Service FTE decreased for the three months ended June 30, 2016 compared to the corresponding period in 2015 at $1.0 million and $3.3 million, respectively.

Cost of services before reimbursable expenses increased 9.8% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was due to higher compensation and benefits expense mainly relating to the acquisitions of RevenueMed and McKinnis and other increases in Client-Service FTE relating to hiring within our Healthcare, Energy and Financial Services Advisory and Compliance segments, partially offset by FTE decreases within our Disputes, Forensics & Legal Technology segment. As discussed above medical and meetings expenses were higher for the six months ended June 30, 2016 compared to the corresponding period in 2015. Recruiting and retention costs increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Incentive compensation also increased due to company performance. Severance expense relating to Client-Service FTE decreased for the six months ended June 30, 2016 compared to the corresponding period in 2015 at $1.8 million and $4.7 million, respectively.

General and Administrative Expenses. General and administrative expenses increased 13.9% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was mainly due to higher compensation and benefits expense as a result of acquisitions and new hires to support growth of the business. Training and meeting expenses were also higher for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due in part to a firm wide leadership meeting held during the second quarter 2016 while no such meeting was held in the comparative period of 2015. In addition, bad debt expense increased to $2.9 million for the three months ended June 30, 2016 compared to $1.4 million for the three months ended June 30, 2015 due to higher aged balances for the three months ended June 30, 2016.

Average Non-billable FTE related to general and administrative expenses for the three months ended June 30, 2016 and 2015 was 750 and 636, respectively. The increase was mainly due to the acquisitions noted above.

General and administrative expenses were 18.7% and 18.5% of RBR for the three months ended June 30, 2016 and 2015, respectively. The increase was mainly due to the impact of our acquisitions and the increase in bad debt expense, partially offset by the increased RBR.

General and administrative expenses increased 12.9% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases are due mainly to reasons discussed above. In addition, bad debt expense increased to $4.5 million for six months ended June 30, 2016 compared to $1.6 million for the six months ended June 30, 2015 due to higher aged balances for the six months ended June 30, 2016.

Average Non-billable FTE related to general and administrative expenses for the six months ended June 30, 2016 and 2015 was 739 and 609, respectively. The increase was mainly due to the acquisitions noted above.

General and administrative expenses were 18.3% and 18.1% RBR for the six months ended June 30, 2016 and 2015, respectively. The increase was mainly due to the impact of our acquisitions and the increase in bad debt expense, partially offset by the increased RBR.

Depreciation Expense. The increase in depreciation expense of 22.6% and 22.2% for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, was primarily due to increased technology infrastructure spending, software, and leasehold improvements.

Amortization Expense. Amortization expense increased 25.9% and 27.3% for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively. The increase was due to the allocation of purchase price to intangible assets of recent acquisitions partially offset by amortization relating to certain intangible assets as their useful lives came to term.

Other Operating Costs (Benefit):

Contingent acquisition liability adjustment, net. During the three and six months ended June 30, 2016 we recorded a cost of $0.9 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. During the three and six months ended June 30, 2015 we recorded a cost of $2.3 million and a benefit of $12.6 million, respectively. See Note 12 – Other Operating Costs (Benefit) to our unaudited consolidated financial statements for further information.

Office Consolidation, net. During the three and six months ended June 30, 2016, we recorded a cost of $0.2 million primarily related to the consolidation of office space acquired in Denver, Colorado from McKinnis.

During the three and six months ended June 30, 2015, we recorded costs of $1.8 million and $2.7 million, respectively, related to our new consolidated office space located in New York City which we took possession of on October 22, 2014. The cost included rent expense for duplicate rent as we occupied our old New York City offices until completion of the build-out of the new space.

        Interest Expense. Interest expense increased 15.4% or $0.2 million and decreased 9.5% or $0.3 million for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, respectively. The increase for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was mainly due to a higher average debt balance due to the McKinnis acquisition. The decrease for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was driven by lower imputed interest related to the deferred contingent consideration payable to the Cymetrix selling stockholders, partially offset by higher average debt balance in 2016 due to the McKinnis acquisition. Average borrowing rates were 2.2% and 2.0% for the three months ended June 30, 2016 and 2015, respectively, and 2.3% and 2.2% for the six months ended June 30, 2016 and 2015, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including United States (U.S.) state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the three months ended June 30, 2016 and 2015 was approximately 38.8% and 39.7%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2016 as compared to the prior period is primarily attributable to a favorable change in the mix of pre-tax income attributable to lower tax rate jurisdictions.

The effective tax rate for the six months ended June 30, 2016 and 2015 was 37.0% and 26.6%, respectively. The increase in the effective income tax rate for the six months ended June 30, 2016 compared to the corresponding period in 2015 primarily relates to the tax impact of the nontaxable nature of a portion of a deferred contingent acquisition liability fair value adjustment that reduced income tax expense by approximately $5.3 million during the six months ended June 30, 2015.

Segment Results

Based on their size and importance, our operating segments are the same as our reporting segments. During the first quarter of 2016, we renamed two of our business segments. The Disputes, Investigations & Economics segment was renamed “Disputes, Forensics & Legal Technology,” and the Financial, Risk & Compliance segment was renamed “Financial Services Advisory and Compliance.” Other than the changes to the names of these segments, the characteristics of our business segments remain unchanged. Our performance is assessed and resources are allocated based on the following four reporting segments:

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

Disputes, Forensics & Legal Technology
			2016 over			2016 over
			2015			2015
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2016	2015	Percentage	2016	2015	Percentage
Revenues before reimbursements (in 000s)	$79,320	$81,116	(2.2)	$160,582	$157,709	1.8
Total revenues (in 000s)	$85,082	$87,515	(2.8)	$172,081	$168,726	2.0
Segment operating profit (in 000s)	$28,963	$25,721	12.6	$57,673	$49,990	15.4
Key segment operating metrics:
Segment operating profit margin	36.5%	31.7%	15.1	35.9%	31.7%	13.2
Average FTE - Consulting	481	483	(0.4)	485	492	(1.4)
Average FTE - Technology, Data & Process	191	213	(10.3)	192	212	(9.4)
Average utilization rates based on 1,850 hours	75%	75%	—	76%	75%	1.3
Average bill rate	$375	$379	(1.1)	$378	$373	1.3

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

Three months ended June 30, 2016 compared to corresponding period in 2015

RBR for this segment decreased 2.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was mainly due to declines in demand and increased competition for legal technology solutions. This decline was partially offset by strong demand for our global expertise in large infrastructure and construction dispute matters as well as increased regulatory, compliance and dispute demand within the healthcare and life sciences sectors. In addition, performance-based fees associated with mass tort claims work were recognized during the three months ended June 30, 2016.

Average FTE – Consulting was relatively flat for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Average FTE – Technology, Data & Process decreased 10.3% over the same periods as we took action to better align resources with demand in the prior year. Average bill rate decreased slightly to $375 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 mainly due to project mix. Utilization was flat for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

For the three months ended June 30, 2016 segment operating profit increased $3.2 million compared to the three months ended June 30, 2015 reflecting the impact of cost management actions taken in prior periods as well as higher performance-based fees recognized during the three months ended June 30, 2016 for which certain cost of services were incurred in prior periods. Segment operating profit margin increased 4.8 percentage points mainly due to reasons discussed above. Severance expense for the three months ended June 30, 2016 and 2015 was $0.5 million and $2.2 million, respectively.

Six months ended June 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 1.8% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in RBR was mainly due to strong demand for our global expertise in large infrastructure claims and construction dispute matters, as well as increased regulatory, compliance and dispute demand within the healthcare and life sciences sectors. Also contributing to the increase were performance-based fees associated with mass tort claims work recognized during the six months ended June 30, 2016. These increases were partially offset by a decline in demand and increased competition for legal technology solutions.

Average FTE – Consulting decreased 1.4% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to personnel reductions taken during the year ended December 31, 2015 partially offset by new hires within key strategic growth areas. Average FTE – Technology, Data & Process decreased 9.4% over the same periods as discussed above. Average bill rate increased 1.3% to $378 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Utilization increased 1.3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 mainly due to decreased FTE following the actions taken by the segment in the prior year.

For the six months ended June 30, 2016 segment operating profit increased $7.7 million compared to the six months ended June 30, 2015 mainly due to the RBR increase discussed above, partially offset by a related increase in cost of services. Segment operating profit margin increased 4.2 percentage points mainly due to higher RBR without a corresponding increase in compensation and benefits expenses. As mentioned above, performance-based fees were realized during the six months ended June 30, 2016 for which certain cost of services were incurred in prior periods. In addition, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, the segment benefited from ongoing cost management actions. Severance expense for the six months ended June 30, 2016 and 2015 was $0.6 million and $3.4 million, respectively.

Financial Services Advisory and Compliance
			2016 over			2016 over
			2015			2015
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2016	2015	Percentage	2016	2015	Percentage
Revenues before reimbursements (in 000s)	$39,994	$29,509	35.5	$73,644	$64,452	14.3
Total revenues (in 000s)	$45,360	$34,439	31.7	$82,267	$76,739	7.2
Segment operating profit (in 000s)	$17,511	$11,201	56.3	$31,017	$26,271	18.1
Key segment operating metrics:
Segment operating profit margin	43.8%	38.0%	15.3	42.1%	40.8%	3.2
Average FTE - Consulting	305	295	3.4	298	299	(0.3)
Average utilization rates based on 1,850 hours	80%	75%	6.7	81%	79%	2.5
Average bill rate	$316	$273	15.8	$303	$274	10.6

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

Three months ended June 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 35.5% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in RBR was due to continued demand for financial crimes expertise and increased demand for compliance and controls engagements from major financial institutions.

Average FTE – Consulting increased 3.4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 to meet demand needs. Average bill rate increased 15.8% to $316 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 mainly due to a change in project mix. Utilization increased 6.7% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, mainly due to the higher volume of work discussed above.

Segment operating profit and segment operating profit margin increased $6.3 million and 5.8 percentage points, respectively, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was mainly due to higher RBR, driven by higher demand and bill rates, and to a lesser extent, higher utilization, partially offset by higher compensation and benefits expenses.

Six months ended June 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 14.3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was due to reasons discussed above.

Average FTE – Consulting was relatively flat for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Average bill rate increased 10.6% to $303 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 mainly due to a change in project mix. Utilization increased 2.5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, mainly due to the higher volume of work discussed above.

Segment operating profit and segment operating profit margin increased $4.7 million and 1.3 percentage points, respectively, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases were due to reasons discussed above. In addition, segment operating profit margin for the six months ended June 30, 2015 benefitted from greater use of flexible resources during that period.

Healthcare
			2016 over			2016 over
			2015			2015
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2016	2015	Percentage	2016	2015	Percentage
Revenues before reimbursements (in 000s)	$89,876	$74,245	21.1	$171,543	$138,239	24.1
Total revenues (in 000s)	$98,386	$80,652	22.0	$188,488	$149,981	25.7
Segment operating profit (in 000s)	$29,362	$24,726	18.7	$53,130	$42,982	23.6
Key segment operating metrics:
Segment operating profit margin	32.7%	33.3%	(1.8)	31.0%	31.1%	(0.3)
Average FTE - Consulting	570	437	30.4	563	438	28.5
Average FTE - Technology, Data & Process	2,495	2,420	3.1	2,538	1,991	27.5
Average utilization rates based on 1,850 hours	77%	76%	1.3	77%	75%	2.7
Average bill rate	$292	$286	2.1	$278	$276	0.7

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

Three months ended June 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 21.1% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. RBR for the three months ended June 30, 2016 reflected the benefits of the December 2015 acquisition of McKinnis. Over half of the RBR increase was organic growth, driven by strong demand for large strategy-led transformation projects and revenue cycle consulting engagements.

Average FTE – Consulting increased 30.4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 mainly due to the 70 professionals acquired from McKinnis and additional hiring to meet the higher demand. Average FTE – Technology, Data & Process increased 3.1% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to additional hiring. Utilization increased 1.3% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Average bill rate increased 2.1% to $292 for the three months ended June 30, 2016.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, segment operating profit increased $4.6 million while segment operating profit margin was relatively flat. Segment operating profit was positively impacted by higher RBR, partially offset by higher compensation, and benefits expenses as well as retention and training costs mainly related to acquired FTE and the increase in Client-Service FTE.

Six months ended June 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 24.1% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. RBR for the six months ended June 30, 2016 reflected the full six month benefit of the February 2015 acquisition of RevenueMed and the December 2015 acquisition of McKinnis. Over half of the RBR increase was organic growth as discussed above.

Average FTE – Consulting increased 28.5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 mainly due to the 70 professionals acquired from McKinnis and additional hiring to meet the higher demand. Average FTE – Technology, Data & Process for the six months ended June 30, 2015 reflected partial period employment of approximately 1,500 professionals acquired in February 2015 with the RevenueMed acquisition as well as additional hiring. Utilization increased 2.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Average bill rate was relatively flat for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, segment operating profit increased $10.1 million while segment operating profit margin was relatively flat. Segment operating profit was positively impacted by higher RBR, partially offset by higher compensation and benefits expenses as well as retention and training costs mainly related to acquired FTE and the increase in Client-Service FTE.

Energy
			2016 over			2016 over
			2015			2015
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2016	2015	Percentage	2016	2015	Percentage
Revenues before reimbursements (in 000s)	$29,295	$26,153	12.0	$56,191	$51,779	8.5
Total revenues (in 000s)	$32,855	$30,833	6.6	$64,134	$61,164	4.9
Segment operating profit (in 000s)	$8,402	$7,513	11.8	$15,116	$15,435	(2.1)
Key segment operating metrics:
Segment operating profit margin	28.7%	28.7%	—	26.9%	29.8%	(9.7)
Average FTE - Consulting	356	333	6.9	363	331	9.7
Average FTE - Technology, Data & Process	62	65	(4.6)	62	65	(4.6)
Average utilization rates based on 1,850 hours	74%	75%	(1.3)	73%	75%	(2.7)
Average bill rate	$210	$203	3.4	$206	$200	3.0

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

Three months ended June 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 12.0% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase reflects strength across the segment’s portfolio of solutions in addition to ongoing penetration of key client accounts.

Utilization decreased 1.3% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Average bill rate increased 3.4% to $210 due to bill rate increases and changes in project mix. Average FTE – Consulting increased 6.9% related to senior hires within targeted areas of the segment. Average FTE – Technology, Data & Process decreased 4.6% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 mainly due to resource realignment.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, segment operating profit increased $0.9 million while segment operating profit margin was flat. Segment operating profit margin was impacted by the increase in RBR which was offset by higher incentive compensation expense.

Six months ended June 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 8.5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was due to reasons discussed above.

Utilization decreased 2.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflecting the onboarding of senior hires ahead of expected sales pipeline conversion. Average bill rate increased 3.0% to $206 due to bill rate increases and changes in project mix. Average FTE – Consulting increased 9.7% related to the investment in senior hires as discussed above. Average FTE – Technology, Data & Process decreased 4.6% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 mainly due to resource realignment.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, segment operating profit and segment operating profit margin decreased $0.3 million and 2.9 percentage points, respectively, due to higher compensation and benefits expenses associated with recent senior hires, partially offset by higher RBR and lower incentive compensation expense.

Liquidity and Capital Resources

Our cash flow activities for the six months ended June 30, 2016 were as follows (in thousands):

	2016	2015
Net cash provided by (used in) operating activities	$7,655	$(4,805)
Net cash used in investing activities	$(18,159)	$(46,452)
Net cash provided by financing activities	$5,033	$52,506

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

We calculate accounts receivable Days Sales Outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 81 days at June 30, 2016, compared to 80 days at June 30, 2015.

Operating Activities

Net cash provided by operating activities was $7.7 million for the six months ended June 30, 2016, and net cash used in operating activities was $4.8 million for the six months ended June 30, 2015. The increase in cash provided by operating activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher net income after non-cash adjustments as well as lower taxes paid partially offset by higher accounts receivable balances in the six months ended June 30, 2016.

Investing Activities

Net cash used in investing activities was $18.2 million and $46.5 million for the six months ended June 30, 2016 and 2015, respectively. Cash used in investing activities was lower in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to higher payments in the prior year period for acquisitions, capital expenditures related to the consolidation of our offices located in New York City and technology infrastructure spending primarily associated with our Technology, Data & Process businesses. The first quarter of 2016 included a working capital adjustment payment made to the selling members of McKinnis of $5.5 million.

Financing Activities

Net cash provided by financing activities was $5.0 million and $52.5 million for the six months ended June 30, 2016 and 2015, respectively. The higher level of cash provided by financing activities for the six months ended June 30, 2015 was primarily related to borrowings made for the RevenueMed acquisition.

Debt, Commitments and Capital

For further information regarding our debt, see Note 10 – Bank Debt to our unaudited consolidated financial statements.

At June 30, 2016, we had total contractual obligations of $360.3 million. The following table shows the components of our significant commitments at June 30, 2016 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2016	2017 to 2018	2019 to 2020	Thereafter
Deferred acquisition liabilities (a)	$10,600	$1,100	$9,500	$—	$—
Revolving credit facility (b)	189,757	—	189,757	—	—
Lease commitments (c)	159,909	13,760	49,063	39,706	57,380

Total contractual obligations	$360,266	$14,860	$248,320	$39,706	$57,380

a)	At June 30, 2016, we had $10.6 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $9.9 million was in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reaches its maximum target, our maximum deferred acquisition liabilities would have been $28.5 million at June 30, 2016.
b)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 10 – Bank Debt to our unaudited consolidated financial statements for further information on our credit facility.

c)	At June 30, 2016, we had $4.0 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Through June 30, 2016, we have repurchased an aggregate of 7,973,232 shares of our common stock for approximately $114.1 million under our share repurchase program. At June 30, 2016, we had approximately $75.0 million remaining for share repurchases under the board authorization. See Part II, Item 2 of this report for additional information on the share repurchases.

During the first quarter of 2016, we retired 8,000,000 shares of treasury stock. As a result, within the stockholders’ equity accounts on our consolidated balance sheets, treasury stock was reduced by the fair value of the shares calculated using the weighted average treasury stock inventory price, common stock was reduced for the aggregate par value of the shares retired, with the difference recorded as a reduction to retained earnings.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to defer the effective date of this guidance by one year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations, which clarifies how an entity determines if it is a principal or an agent for each specified good or service promised to the customer, the nature of each specified good or service, and how an entity that is principal obtains control of a good and service provided by another party involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the guidance related to whether goods or services are distinct within the context of contract and therefore a performance obligation and the timing and pattern of revenue recognition for IP licenses. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and added some practical expedients. The standard and related amendments will be effective for financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original date of financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2016. We currently do not plan to early adopt this guidance and are evaluating the potential impact of this guidance on our consolidated financial statements as well as transition methods.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update includes amendments that change the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Subsequently in August 2015, the FASB issued ASU 2015-15, which clarified the guidance in ASU 2015-03 that for a line-of-credit (revolving credit) arrangement the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term. We adopted this standard as of January 1, 2016; however, since our credit facility is a revolving credit arrangement we will continue to present our current net debt issuance cost balance in other assets. Our net debt issuance cost as of June 30, 2016 was $1.1 million.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This update requires the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which adjustment amounts are determined. The adjustments are calculated as if the accounting had been completed at the acquisition date. Prior to this update, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This standard became effective for us as of January 1, 2016. The standard will be applied to future acquisitions.

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

In March 2016, The FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This update is intended to reduce the cost and complexity of accounting for share-based payments; however, some changes may also increase volatility in reported earnings. Under the new guidance, all excess tax benefits and deficiencies will be recorded as an income tax benefit or expense in the income statement and excess tax benefits will be recorded as an operating activity in the statement of cash flows. The new guidance also allows withholding up to the maximum individual statutory tax rate without classifying the awards as a liability. The cash paid to satisfy the statutory income tax withholding obligation is classified as a financing activity in the statement of cash flows. Lastly, the update allows forfeitures to be estimated or recognized when they occur. The requirements for the excess tax effects related to share-based payments at settlement must be applied on a prospective basis, and the other requirements under this standard are to be applied on a retrospective basis. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. We currently do not plan to early adopt this guidance and are evaluating the potential impact of this guidance on our consolidated financial statements.

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

At June 30, 2016, our interest rate derivatives effectively fixed our LIBOR base rate on $45.0 million of our debt. Based on borrowings under our credit facility at June 30, 2016 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $144.8 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.4 million change in annual interest expense.

At June 30, 2016, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2016, we had net assets of approximately $42.0 million with a functional currency of the United Kingdom Pound Sterling and $11.5 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At June 30, 2016, we had net assets denominated in non-functional currency of approximately $4.3 million. As such, a ten percent change in the value of the local currency would have resulted in a $0.4 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

Except as described below, there has been no change in our internal control over financial reporting during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new Enterprise Resource Planning (ERP) system and reporting platform. The first phase of the implementation was completed during the second quarter of 2016 and included implementing new modules related to our general ledger, project costing, contracts, billing and accounts receivable systems. Additionally, during the second quarter of 2016, a portion of our legacy operating and financial information was migrated to the new ERP system and reporting platform, which resulted in the modification of certain controls, procedures and processes. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We also conduct extensive post-implementation monitoring and testing of the effectiveness of our internal control over financial reporting, and the Company has not experienced any significant internal control deficiencies in connection with the implementation or operation of the new ERP system and reporting platform. We plan to continue to migrate our legacy operating and financial information to the new ERP system and reporting platform.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
Apr 1 - 30, 2016	143,638	$15.74	143,638	$79,532,047
May 1 - 31, 2016	146,861	$15.61	146,861	$77,239,274
Jun 1 - 30, 2016	137,000	$16.08	137,000	$75,036,348

Total	427,499	$15.81	427,499	$75,036,348

(a)	On October 25, 2011, our board of directors extended its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the share repurchase authorization by approximately $50 million. On May 14, 2015, our board of directors increased the share repurchase authorization to $100 million and extended the authorization to December 31, 2017, effective July 1, 2015. As increased and extended, as of July 1, 2015, our board of directors had authorized the repurchase of shares of our common stock up to a total of $100 million during the 30 month period ending December 31, 2017 of which approximately $75 million in shares of our common stock may still be repurchased.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer

By:	/s/ STEPHEN R. LIEBERMAN
Stephen R. Lieberman
Executive Vice President and Chief Financial Officer

Date: July 26, 2016