Form 10-Q
period 2016-09-30
NAVIGANT CONSULTING INC
filed 2016-10-25
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, 47,062,293 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,044	$8,895
Accounts receivable, net	272,254	216,660
Prepaid expenses and other current assets	27,989	29,729

Total current assets	307,287	255,284
Non-current assets:
Property and equipment, net	69,833	76,717
Intangible assets, net	30,502	38,160
Goodwill	624,454	623,204
Other assets	18,660	22,531

Total assets	$1,050,736	$1,015,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,460	$9,497
Accrued liabilities	11,583	10,719
Accrued compensation-related costs	91,616	91,577
Income tax payable	12,772	—
Other current liabilities	36,566	32,147

Total current liabilities	162,997	143,940
Non-current liabilities:
Deferred income tax liabilities	80,189	75,719
Other non-current liabilities	20,649	28,956
Bank debt non-current	161,208	173,743

Total non-current liabilities	262,046	278,418

Total liabilities	425,043	422,358

Stockholders’ equity:
Common stock	57	64
Additional paid-in capital	640,083	627,976
Treasury stock	(175,105)	(296,624)
Retained earnings	182,964	278,682
Accumulated other comprehensive loss	(22,306)	(16,560)

Total stockholders’ equity	625,693	593,538

Total liabilities and stockholders’ equity	$1,050,736	$1,015,896

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues before reimbursements	$237,115	$209,634	$699,075	$621,813
Reimbursements	24,294	20,624	69,304	65,055

Total revenues	261,409	230,258	768,379	686,868
Cost of services before reimbursable expenses	156,061	141,731	467,967	425,699
Reimbursable expenses	24,294	20,624	69,304	65,055

Total cost of services	180,355	162,355	537,271	490,754
General and administrative expenses	42,126	36,629	126,464	111,362
Depreciation expense	7,008	5,954	20,545	17,033
Amortization expense	2,905	2,084	8,717	6,650
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	480	—	1,330	(12,625)
Office consolidation, net	—	—	174	2,740
Loss on disposition of assets	—	283	—	283
Other impairment	—	—	—	98

Operating income	28,535	22,953	73,878	70,573
Interest expense	1,310	1,018	3,999	3,988
Interest income	(35)	(77)	(110)	(178)
Other income, net	(350)	(328)	(1,134)	(480)

Income before income tax expense	27,610	22,340	71,123	67,243
Income tax expense	10,435	8,164	26,529	20,097

Net income	$17,175	$14,176	$44,594	$47,146

Basic net income per share	$0.36	$0.30	$0.94	$0.98
Shares used in computing basic per share data	47,369	47,835	47,448	48,036

Diluted net income per share	$0.35	$0.29	$0.91	$0.96
Shares used in computing diluted per share data	48,763	49,155	48,878	49,297

Net income	$17,175	$14,176	$44,594	$47,146
Other comprehensive loss, net of tax
Unrealized net loss, foreign currency translation	(1,752)	(2,723)	(5,741)	(2,967)
Unrealized net gain (loss) on interest rate derivatives	69	(186)	(138)	(450)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	41	81	133	236

Other comprehensive loss, net of tax	(1,642)	(2,828)	(5,746)	(3,181)

Total comprehensive income, net of tax	$15,533	$11,348	$38,848	$43,965

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2015	64,465	(16,903)	$64	$627,976	$(296,624)	$(16,560)	$278,682	$593,538
Comprehensive income (loss)	—	—	—	—	—	(5,746)	44,594	38,848
Issuances of common stock	255	—	—	3,568	—	—	—	3,568
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	1,086	—	—	—	1,086
Vesting of restricted stock units, net of forfeitures and tax withholdings	551	—	1	(3,930)	—	—	—	(3,929)
Share-based compensation expense	—	—	—	9,445	—	—	—	9,445
Additional paid-in capital recorded through compensation expense	—	—	—	1,938	—	—	—	1,938
Repurchases of common stock	—	(1,145)	—	—	(18,801)	—	—	(18,801)
Treasury stock retirement	(8,000)	8,000	(8)	—	140,320	—	(140,312)	—

Balance at September 30, 2016	57,271	(10,048)	$57	$640,083	$(175,105)	$(22,306)	$182,964	$625,693

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$44,594	$47,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20,545	17,033
Amortization expense	8,717	6,650
Amortization expense—client-facing software	526	676
Share-based compensation expense	9,445	8,206
Accretion of interest expense	526	1,164
Deferred income taxes	625	6,710
Allowance for doubtful accounts receivable	7,006	1,692
Contingent acquisition liability adjustments, net	1,330	(12,625)
Other, net	33	520
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(63,917)	(35,687)
Prepaid expenses and other assets	5,315	(7,717)
Accounts payable	959	(2,685)
Accrued liabilities	1,084	2,171
Accrued compensation-related costs	296	(3,748)
Income taxes payable	16,940	979
Other liabilities	1,607	3,618

Net cash provided by operating activities	55,631	34,103
Cash flows from investing activities:
Purchases of property and equipment	(13,464)	(31,160)
Acquisitions of businesses, net of cash acquired	(7,995)	(21,379)
Other acquisition payments	(5,500)	—
Payments of acquisition liabilities	(1,165)	(2,196)
Capitalized client-facing software	(459)	(611)

Net cash used in investing activities	(28,583)	(55,346)
Cash flows from financing activities:
Issuances of common stock	3,568	5,488
Repurchases of common stock	(18,801)	(18,207)
Payments of contingent acquisition liabilities	(828)	(592)
Repayments to banks	(308,726)	(230,633)
Borrowings from banks	298,847	268,014
Other, net	(2,802)	(1,299)

Net cash (used in) provided by financing activities	(28,742)	22,771

Effect of exchange rate changes on cash and cash equivalents	(157)	(159)

Net (decrease) increase in cash and cash equivalents	(1,851)	1,369
Cash and cash equivalents at beginning of the period	8,895	2,648

Cash and cash equivalents at end of the period	$7,044	$4,017

Supplemental Unaudited Consolidated Cash Flow Information

	For the nine months ended September 30,
	2016	2015
Interest paid	$3,008	$2,368
Income taxes paid, net of refunds	$7,004	$11,630

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016.

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

2016 Acquisitions

During the nine months ended September 30, 2016, we acquired two small businesses, for an aggregate purchase price of $9.5 million, of which $8.0 million was paid in cash at closing. These acquired businesses were integrated into our Healthcare segment and were not significant to our consolidated financial statements.

2015 Acquisitions

On December 31, 2015, we acquired McKinnis Consulting Services, LLC (McKinnis) to further expand our healthcare business. McKinnis specialized in providing revenue cycle assessment, strategy and optimization assistance for healthcare providers. The acquisition included approximately 70 professionals and was integrated into our Healthcare segment. We paid $45.7 million at closing, including $42.7 million in cash (net of cash acquired) and $3.0 million (or 176,758 shares) in our common stock. The purchase agreement also provides for a deferred contingent acquisition payment to the selling members of McKinnis in an amount up to $10.0 million based on the business achieving certain performance targets over the one-year period ending December 31, 2016. We estimated the fair value of the deferred contingent consideration on the closing date to be $8.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. Based on a recent forecast of the business’ operating performance, we increased the fair value of the deferred contingent acquisition liability to $9.8 million during the nine months ended September 30, 2016. Terms of the purchase agreement also included a provision for a working capital adjustment to be calculated within 90 days of the closing, including a $5.5 million payment to the selling members for undistributed cash held in the business as of the closing. The $5.5 million payment was made during the three months ended March 31, 2016 and the working capital adjustment was finalized and settled during the three months ended June 30, 2016. As part of our purchase price allocation, we recorded $13.0 million in identifiable intangible assets, $45.5 million in goodwill and other net assets of $1.0 million.

On February 23, 2015, we acquired RevenueMed, Inc. (RevenueMed) to expand the business process management service capabilities within our Healthcare segment. RevenueMed specialized in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $21.3 million in cash (net of cash acquired) at closing. The purchase agreement also provided for a deferred contingent acquisition payment to the selling stockholders of RevenueMed in an amount up to $4.0 million based on the business achieving certain performance targets over the six-month period beginning January 1, 2015 and ending June 30, 2015. We estimated the fair value of the deferred contingent consideration on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. Based on the acquired business’ operating results during the performance period, the maximum performance target was achieved, and on October 1, 2015, a $4.0 million cash payment was made to settle the contingent acquisition liability. As part of our purchase price allocation, we recorded $7.3 million in identifiable intangible assets, $14.4 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Other net assets included a liability for uncertain tax positions of $1.3 million, and based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded in prepaid expenses and other current assets.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Total revenues	$261,929	$237,935	$770,517	$712,017
Net income	$17,184	$14,748	$44,638	$48,798
Basic net income per basic share	$0.36	$0.31	$0.94	$1.01
Shares used in computing net income per basic share	47,369	48,011	47,448	48,212
Diluted net income per diluted share	$0.35	$0.30	$0.91	$0.99
Shares used in computing net income per diluted share	48,763	49,331	48,878	49,473

3.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Disputes, Forensics & Legal Technology (formerly Disputes, Investigations & Economics) segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

•	The Financial Services Advisory and Compliance (formerly Financial, Risk & Compliance) segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, valuation and restructuring consulting, litigation support and tax compliance services to clients in a broad variety of industries.

•	The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the implementation of a new electronic health records system.

•	The Energy segment provides management advisory services to utility, government and commercial clients. We focus on creating value for our clients by assisting in their implementation of strategy and new business models and creating sustainable excellence in areas such as investment management, integrated resource planning, renewables, distributed energy resources, energy efficiency and demand response, and transmission and distribution operations. In addition, we provide a broad array of benchmarking and research services.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues before reimbursements:
Disputes, Forensics & Legal Technology	$77,368	$80,099	$237,950	$237,808
Financial Services Advisory and Compliance	40,265	28,302	113,909	92,754
Healthcare	91,046	74,500	262,589	212,739
Energy	28,436	26,733	84,627	78,512

Total revenues before reimbursements	$237,115	$209,634	$699,075	$621,813

Total revenues:
Disputes, Forensics & Legal Technology	$82,909	$86,826	$254,990	$255,552
Financial Services Advisory and Compliance	46,391	31,069	128,658	107,808
Healthcare	100,033	80,821	288,521	230,802
Energy	32,076	31,542	96,210	92,706

Total revenues	$261,409	$230,258	$768,379	$686,868

Segment operating profit:
Disputes, Forensics & Legal Technology	$26,099	$28,445	$83,772	$78,435
Financial Services Advisory and Compliance	17,682	10,383	48,699	36,654
Healthcare	31,896	24,091	85,026	67,073
Energy	8,336	7,698	23,452	23,133

Total segment operating profit	84,013	70,617	240,949	205,295

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	42,126	36,629	126,464	111,362
Depreciation expense	7,008	5,954	20,545	17,033
Amortization expense	2,905	2,084	8,717	6,650
Other operating costs (benefit), net	480	283	1,504	(9,504)
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	2,959	2,714	9,841	9,181

Operating income	28,535	22,953	73,878	70,573
Interest and other expense, net	925	613	2,755	3,330

Income before income tax expense	$27,610	$22,340	$71,123	$67,243

Total assets allocated by segment include accounts receivable, net, certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	September 30, 2016	December 31, 2015
Disputes, Forensics & Legal Technology	$346,572	$332,772
Financial Services Advisory and Compliance	106,017	88,956
Healthcare	383,664	379,032
Energy	118,716	108,630
Unallocated assets	95,767	106,506

Total assets	$1,050,736	$1,015,896

4.	GOODWILL AND INTANGIBLE ASSETS, NET

Changes made to our goodwill balances during nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows (in thousands):

	Disputes, Forensics & Legal Technology	Financial Services Advisory and Compliance	Healthcare	Energy	Total Company
Gross goodwill at December 31, 2015	$354,604	$55,341	$264,163	$76,566	$750,674
Acquisitions	—	—	7,759	—	7,759
Dispositions	—	—	—	—	—
Adjustments	(115)	(26)	(9)	—	(150)
Foreign currency translation	(4,240)	(1,131)	(420)	(568)	(6,359)

Gross goodwill at September 30, 2016	350,249	54,184	271,493	75,998	751,924
Accumulated goodwill impairment	(122,045)	—	—	—	(122,045)
Accumulated amortization	(5,425)	—	—	—	(5,425)

Net goodwill at September 30, 2016	$222,779	$54,184	$271,493	$75,998	$624,454

	Disputes, Forensics & Legal Technology	Financial Services Advisory and Compliance	Healthcare	Energy	Total Company
Gross goodwill at December 31, 2014	$359,200	$55,320	$204,469	$76,572	$695,561
Acquisitions	—	—	59,919	—	59,919
Dispositions	(8)	—	—	—	(8)
Adjustments	(155)	(35)	(11)	—	(201)
Foreign currency translation	(4,433)	56	(214)	(6)	(4,597)

Gross goodwill at December 31, 2015	354,604	55,341	264,163	76,566	750,674
Accumulated goodwill impairment	(122,045)	—	—	—	(122,045)
Accumulated amortization	(5,425)	—	—	—	(5,425)

Net goodwill at December 31, 2015	$227,134	$55,341	$264,163	$76,566	$623,204

We performed our annual goodwill impairment test as of May 31, 2016. The key assumptions included: internal projections completed during our second quarter 2016 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth rates consistent with our longer-term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; Company-specific risk considerations; control premium; and cost of capital based on our historical experience.

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

The components of intangible assets are as follows (in thousands):

	September 30, 2016	December 31, 2015
Intangible assets:
Customer lists and relationships	$107,371	$109,745
Non-compete agreements	23,626	23,808
Other	27,811	27,302

Intangible assets, at cost	158,808	160,855
Less: accumulated amortization	(128,306)	(122,695)

Intangible assets, net	$30,502	$38,160

Our intangible assets have estimated remaining useful lives ranging up to ten years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At September 30, 2016, our intangible assets categories are as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	5.8	$25,426
Non-compete agreements, net	3.8	2,678
Other intangible assets, net	2.2	2,398

Total intangible assets, net	5.3	$30,502

Total amortization expense was $8.7 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively. The estimated annual aggregate amortization expense to be recorded in future periods related to intangible assets at September 30, 2016 is as follows (in thousands):

Year Ending December 31,	Amount
2016 (includes January - September)	$11,541
2017	8,594
2018	6,089
2019	4,269
2020	3,231
2021	3,414

5.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares are as follows (in thousands and based on the weighted average days outstanding for the periods):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Basic shares	47,369	47,835	47,448	48,036
Employee stock options	132	103	106	106
Restricted stock units	1,206	1,154	1,243	1,080
Contingently issuable shares	56	63	81	75

Diluted shares	48,763	49,155	48,878	49,297

Antidilutive shares (1)	92	271	181	252

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

6.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The amounts attributable to each category of share-based compensation expense are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Amortization of restricted stock unit awards	$2,608	$2,424	$8,554	$7,413
Amortization of stock option awards	232	197	633	570
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	81	61	258	223

Total share-based compensation expense	$2,921	$2,682	$9,445	$8,206

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Cost of services before reimbursable expenses	$1,513	$1,512	$5,620	$4,879
General and administrative expenses	1,408	1,170	3,825	3,327

Total share-based compensation expense	$2,921	$2,682	$9,445	$8,206

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

At September 30, 2016, we had $15.2 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the nine months ended September 30, 2016, we granted an aggregate of 1,063,756 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $14.5 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

7.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable are as follows (in thousands):

	September 30, 2016	December 31, 2015
Billed amounts	$186,299	$153,837
Engagements in process	109,525	80,102
Allowance for uncollectible billed amounts	(15,137)	(9,797)
Allowance for uncollectible engagements in process	(8,433)	(7,482)

Accounts receivable, net	$272,254	$216,660

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30, 2016	December 31, 2015
Notes receivable—current	$2,444	$3,342
Prepaid recruiting and retention incentives—current	10,082	9,688
Other prepaid expenses and other current assets	15,463	16,699

Prepaid expenses and other current assets	$27,989	$29,729

Other Assets

The components of other assets are as follows (in thousands):

	September 30, 2016	December 31, 2015
Notes receivable—non-current	$2,138	$4,420
Capitalized client-facing software	1,561	1,567
Prepaid recruiting and retention incentives—non-current	13,217	14,009
Prepaid expenses and other non-current assets	1,744	2,535

Other assets	$18,660	$22,531

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the nine months ended September 30, 2016, no such loans were issued, and during the nine months ended September 30, 2015, we issued loans aggregating $4.9 million. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the nine months ended September 30, 2016 and 2015, we paid $11.4 million and $18.5 million, respectively, in sign-on and retention bonuses.

Property and Equipment, net

The components of property and equipment, net are as follows (in thousands):

	September 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$65,049	$63,995
Software	82,596	77,910
Leasehold improvements	45,055	40,560

Property and equipment, at cost	192,700	182,465
Less: accumulated depreciation and amortization	(122,867)	(105,748)

Property and equipment, net	$69,833	$76,717

During the nine months ended September 30, 2016, we recorded $13.8 million in property and equipment which included $6.5 million in our technology infrastructure and software, $2.1 million in furniture and $5.0 million in leasehold improvements ($0.5 million of which was non-cash) related to the build-outs of various office spaces. During the nine months ended September 30, 2016, we retired $3.2 million in fully-depreciated assets.

Other Current Liabilities

The components of other current liabilities are as follows (in thousands):

	September 30, 2016	December 31, 2015
Deferred acquisition liabilities—current	$10,560	$1,665
Deferred revenue	20,906	19,317
Deferred rent—current	2,635	2,909
Other current liabilities	2,465	8,256

Total other current liabilities	$36,566	$32,147

Other Non-Current Liabilities

The components of other non-current liabilities are as follows (in thousands):

	September 30, 2016	December 31, 2015
Deferred acquisition liabilities—non-current	$740	$8,300
Deferred rent—non-current	14,083	14,358
Other non-current liabilities	5,826	6,298

Total other non-current liabilities	$20,649	$28,956

Deferred acquisition liabilities, current and non-current, at September 30, 2016 consisted of cash obligations related to contingent purchase price considerations recorded at fair value. During the nine months ended September 30, 2016, we recorded a fair value adjustment which increased the deferred contingent acquisition liabilities by $1.3 million and reclassified the non-current balance to current as it is expected to be settled within the 12 month period. See Note 11 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

During the nine months ended September 30, 2016, we made a payment of $5.5 million to the selling members of McKinnis for cash held in the business at closing, which reduced other current liabilities.

The current and non-current portions of deferred rent relates to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At September 30, 2016, other non-current liabilities included $1.5 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client service employees and leaders, we grant restricted stock units which vest three years from the grant date. The value of equity granted is based on the achievement of certain performance targets during the year prior to grant.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Unrealized loss on foreign exchange:
Balance at beginning of period	$(20,435)	$(12,217)	$(16,446)	$(11,973)
Unrealized loss on foreign exchange	(1,752)	(2,723)	(5,741)	(2,967)

Balance at end of period	$(22,187)	$(14,940)	$(22,187)	$(14,940)

Unrealized loss on derivatives:
Balance at beginning of period	$(229)	$(220)	$(114)	$(111)
Unrealized gain (loss) on derivatives in period, net of reclassification	69	(186)	(138)	(450)
Reclassified to interest expense	69	135	222	394
Income tax expense	(28)	(54)	(89)	(158)

Balance at end of period	$(119)	$(325)	$(119)	$(325)

	2016	2015
Accumulated other comprehensive loss at September 30,	$(22,306)	$(15,265)

9.	DERIVATIVES AND HEDGING ACTIVITY

During the nine months ended September 30, 2016, the interest rate derivatives outstanding are as follows (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$ 5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the nine months ended September 30, 2016. During the nine months ended September 30, 2016 and 2015, we recorded $0.2 million and $0.4 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

At September 30, 2016, we had $0.2 million of net liability related to the interest rate derivatives.

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

At September 30, 2016, we had aggregate borrowings outstanding of $161.2 million, compared to $173.7 million at December 31, 2015. Based on our financial covenants at September 30, 2016, approximately $234.2 million in additional borrowings were available to us under the credit facility. At September 30, 2016, we had $4.1 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2016, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 9 — Derivatives and Hedging Activity) was 2.4% and 2.3% for the three months ended September 30, 2016 and 2015, respectively, and 2.3% and 2.2% for the nine months ended September 30, 2016 and 2015, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At September 30, 2016, under the definitions in the credit agreement, our consolidated leverage ratio was 1.1 and our consolidated interest coverage ratio was 5.3. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at September 30, 2016; however, there can be no assurances that we will remain in compliance in the future.

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

We utilize a third-party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 9 — Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from Level 2 observations which include counterparty quotations in over the counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the nine months ended September 30, 2016, we recorded $1.3 million in other operating costs for a net increase in the liability and during the nine months ended September 30, 2015, we recorded $12.6 million in other operating benefit for a net reduction in the liability reflecting changes in the fair value estimate of the deferred contingent acquisition liability for certain acquisitions made in 2015, 2014 and 2013 (see Note 3 to the consolidated financial statements in our 2015 Form 10-K). Also during the nine months ended September 30, 2015, the contingent acquisition liability related to the Cymetrix acquisition was reclassified as a definitive acquisition liability. The changes in deferred contingent acquisition liabilities are as follows (in thousands):

	For the nine months ended September 30,
	2016	2015
Beginning Balance	$8,782	$23,272
Acquisitions	1,500	3,765
Accretion of acquisition-related contingent consideration	516	1,075
Remeasurement of acquisition-related contingent consideration	1,330	(12,625)
Payments	(828)	(592)
Reclassification to definitive consideration liability	—	(10,000)

Ending Balance	$11,300	$4,895

At September 30, 2016, the carrying value of our bank debt approximated fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2016 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2016
Interest rate derivatives, net	$—	$199	$—	$199
Deferred contingent acquisition liabilities	$—	$—	$11,300	$11,300
At December 31, 2015
Interest rate derivatives, net	$—	$189	$—	$189
Deferred contingent acquisition liabilities	$—	$—	$8,782	$8,782

12.	OTHER OPERATING COSTS (BENEFIT)

Contingent Acquisition Liability Adjustment, Net

During the nine months ended September 30, 2016 and 2015, we recorded a cost of $1.3 million and a benefit of $12.6 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. The adjustment made in 2015 relates primarily to our Cymetrix acquisition.

Deferred contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 11 — Fair Value).

Office Consolidation, Net

During the nine months ended September 30, 2016, we recorded a cost of $0.2 million primarily related to the consolidation of office space acquired in Denver, Colorado related to the McKinnis acquisition.

During the nine months ended September 30, 2015, we recorded a cost of $2.7 million related to our consolidated office space located in New York City which we took possession of on October 22, 2014. The cost included duplicate rent expense as we occupied our old New York City offices until the completion of the build-out of the new space in April 2015.

We have included $2.7 million in current and non-current liabilities for office consolidation activity. The activity for the nine months ended September 30, 2016 was as follows (in thousands):

Office Space Reductions
Balance at December 31, 2015	$3,083
Cost to operations during the nine months ended September 30, 2016	141
Deferred rent liability	125
Utilized during the nine months ended September 30, 2016	(637)

Balance at September 30, 2016	$2,712

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Acquisitions

For details regarding our recent acquisitions, see Note 2 — Acquisitions to our unaudited consolidated financial statements. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented has been included in our discussion below.

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

Results of Operations

Results for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

Overview. During the three months ended September 30, 2016 and 2015, we reported $17.2 million and $14.2 million in net income, respectively, an increase of 21.2%. Key highlights of our results include:

Revenues before reimbursements (RBR) increased 13.1% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Over three-quarters of the RBR increase was attributable to organic growth mainly within our Healthcare and Financial Services Advisory and Compliance segments. See segment results below for further discussion on RBR. Cost of services increased at a slightly lower rate than RBR and general and administrative expenses increased at a slightly higher rate than RBR. Depreciation and amortization expenses also increased as discussed below. Our effective income tax rate for the three months ended September 30, 2016 and 2015 was 37.8% and 36.5%, respectively.

During the nine months ended September 30, 2016 and 2015, we reported $44.6 million and $47.1 million in net income, respectively, a decrease of 5.4%. Key highlights of our results include:

RBR increased 12.4% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Nearly three-quarters of the RBR increase was attributable to organic growth within our Healthcare, Financial Services Advisory and Compliance and Energy segments. See segment results below for further discussion on RBR. Cost of services increased at a slightly lower rate than RBR, and general and administrative expenses increased at a slightly higher rate than RBR. In addition, for the nine months ended September 30, 2016, other operating costs were $1.5 million compared to an other operating benefit for the nine months ended September 30, 2015 of $9.5 million as a result of contingent acquisition liability adjustments (see Note 12 – Other Operating Costs (Benefit) to our unaudited consolidated financial statements for further information on such amounts). Our effective income tax rate for the nine months ended September 30, 2016 and 2015 was 37.3% and 29.9%, respectively.

	For the three months ended September 30,		2016 over 2015 Increase (Decrease) Percentage	For the nine months ended September 30,		2016 over 2015 Increase (Decrease) Percentage

	2016	2015		2016	2015
Key operating metrics:
Average FTE
-Consulting	1,746	1,562	11.8	1,721	1,561	10.2
-Technology, Data & Process	2,620	2,809	(6.7)	2,735	2,449	11.7
-Non-billable	839	720	16.5	824	689	19.6
Period end FTE
-Consulting	1,791	1,588	12.8	1,791	1,588	12.8
-Technology, Data & Process	2,620	2,843	(7.8)	2,620	2,843	(7.8)
-Non-billable	848	735	15.4	848	735	15.4
Average bill rate	$293	$289	1.4	$294	$289	1.7
Utilization	74%	74%	—	76%	75%	1.3

Key Operating Metrics. Utilization levels were 74% for each of the three months ended September 30, 2016 and 2015, and average bill rate increased 1.4% to $293 over the same periods. Average FTE – Consulting increased 11.8% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to the acquisition of McKinnis within our Healthcare segment on December 31, 2015 as well as additional hiring within our Healthcare and Financial Services Advisory and Compliance segments. Average FTE – Technology, Data & Process decreased 6.7% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of re-aligning our resources with demand for these types of services.

Utilization levels were 76% and 75% for the nine months ended September 30, 2016 and 2015, respectively, and average bill rate increased 1.7% to $294 over the same periods. Average FTE – Consulting increased 10.2% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the acquisition of McKinnis on December 31, 2015 within our Healthcare segment as well as additional hiring within our Healthcare, Financial Services Advisory and Compliance and Energy segments. Average FTE – Technology, Data & Process increased 11.7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 mainly due to the acquisition of RevenueMed in February 2015, which added 1,500 Client-Service FTE (Average FTE reflects partial period of ownership) partially offset by the decreases discussed above. Period-end FTE – Technology, Data & Process as of September 30, 2016 and 2015 reflected the full impact of 1,500 Client-Service FTE acquired from RevenueMed which was more than offset by recent actions taken to re-align resources with demand for these types of services.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 10.1% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to higher compensation and benefits expenses mainly relating to the acquisition of McKinnis and other hiring of Client-Service FTE within our Healthcare, Financial Services Compliance and Advisory, and Energy segments. Incentive compensation also increased due to improved operating performance. Severance expense relating to Client-Service FTE increased for the three months ended September 30, 2016 compared to the corresponding period in 2015 at $0.8 million and $0.1 million, respectively.

Cost of services before reimbursable expenses increased 9.9% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to higher compensation and benefits expense mainly relating to the acquisitions of RevenueMed and McKinnis and hiring of Client-Service FTE within our Healthcare, Financial Services Advisory and Compliance, and Energy segments, partially offset by FTE decreases within our Disputes, Forensics & Legal Technology segment. In addition, training, meeting expenses, and recruiting and retention costs were higher for the nine months ended September 30, 2016 compared to the corresponding period in 2015. Incentive compensation also increased due to improved operating performance. Severance expense relating to Client-Service FTE decreased for the nine months ended September 30, 2016 compared to the corresponding period in 2015 at $2.6 million and $4.8 million, respectively.

General and Administrative Expenses. General and administrative expenses increased 15.0% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was mainly due to acquisitions and additional hires to support growth of the business resulting in higher compensation and benefits expense. Incentive compensation also increased during the three months ended September 30, 2016 due to improved operating performance. In addition, bad debt expense increased to $2.5 million for the three months ended September 30, 2016 compared to $0.1 million for the three months ended September 30, 2015 as a result of higher days sales outstanding in accounts receivable balances in the current period.

Average Non-billable FTE related to general and administrative expenses for the three months ended September 30, 2016 and 2015 was 760 and 656, respectively as we hire additional FTE to support company growth.

General and administrative expenses were 17.8% and 17.5% of RBR for the three months ended September 30, 2016 and 2015, respectively. The increase was mainly due to higher bad debt expense relative to RBR, partially offset by improved operating leverage.

General and administrative expenses increased 13.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. In addition to the increases discussed above, training and meeting expenses were also higher for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due in part to a firm-wide leadership meeting held during the second quarter 2016, while no such meeting was held in the corresponding period of 2015. In addition, bad debt expense increased to $7.0 million for the nine months ended September 30, 2016 compared to $1.7 million for the nine months ended September 30, 2015 due to the reasons mentioned above. These increases were partially offset by lower facilities expense, data-hosting and legal expense.

Average Non-billable FTE related to general and administrative expenses for the nine months ended September 30, 2016 and 2015 was 746 and 625, respectively. The increase was primarily due to reasons discussed above.

General and administrative expenses were 18.1% and 17.9% of RBR for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to reasons discussed above.

Depreciation Expense. The increase in depreciation expense of 17.7% and 20.6% for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively, was primarily due to increased technology infrastructure spending, software, and leasehold improvements.

Amortization Expense. Amortization expense increased 39.4% and 31.1% for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The increase was primarily due to the allocation of purchase price to intangible assets of recent acquisitions, partially offset by reduced amortization relating to certain intangible assets as their useful lives came to term.

Other Operating Costs (Benefit):

Contingent Acquisition Liability Adjustments, Net. During the three and nine months ended September 30, 2016 we recorded costs of $0.5 million and $1.3 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. During the nine months ended September 30, 2015 we recorded a benefit of $12.6 million (see Note 12 – Other Operating Costs (Benefit) to our unaudited consolidated financial statements for further information).

Office Consolidation, Net. During the nine months ended September 30, 2016, we recorded a cost of $0.2 million primarily related to the consolidation of office space in Denver, Colorado which had been assumed in connection with the McKinnis acquisition.

During the nine months ended September 30, 2015, we recorded a cost of $2.7 million, related to our new consolidated office space located in New York City which we took possession of on October 22, 2014. The cost included duplicate rent expense as we occupied our old New York City offices until completion of the build-out of the new space in April 2015.

Interest Expense. Interest expense increased 28.7% or $0.3 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to a higher average debt balance and higher imputed interest related to deferred contingent consideration payable for the McKinnis acquisition. For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 interest expense was relatively flat due to lower imputed interest related to the deferred contingent consideration payable to the Cymetrix selling stockholders which was offset by a higher average debt balance in 2016 due to the McKinnis acquisition. Average borrowing rates were 2.4% and 2.3% for the three months ended September 30, 2016 and 2015, respectively, and 2.3% and 2.2% for the nine months ended September 30, 2016 and 2015, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including United States (U.S.) state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the three months ended September 30, 2016 and 2015 was 37.8% and 36.5%, respectively. The increase in the effective income tax rate for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to favorable legislative changes associated with the sourcing of income in Washington, D.C. The Washington, D.C. legislative changes reduced deferred income tax expense by approximately $0.5 million during the three months ended September 30, 2015.

The effective income tax rate for the nine months ended September 30, 2016 and 2015 was 37.3% and 29.9%, respectively. The increase in the effective income tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily relates to discrete items recorded in the prior-year period including the nontaxable nature of a portion of a deferred contingent acquisition liability fair value adjustment that reduced income tax expense by approximately $5.3 million, favorable state-enacted legislative changes and favorable income tax settlements recorded in the prior-year period.

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

Disputes, Forensics & Legal Technology
			2016 over 2015 Increase (Decrease) Percentage			2016 over 2015 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015		2016	2015
Revenues before reimbursements (in 000s)	$77,368	$80,099	(3.4)	$237,950	$237,808	0.1
Total revenues (in 000s)	$82,909	$86,826	(4.5)	$254,990	$255,552	(0.2)
Segment operating profit (in 000s)	$26,099	$28,445	(8.2)	$83,772	$78,435	6.8
Key segment operating metrics:
Segment operating profit margin	33.7%	35.5%	(5.1)	35.2%	33.0%	6.7
Average FTE—Consulting	486	481	1.0	485	488	(0.6)
Average FTE—Technology, Data & Process	189	210	(10.0)	191	211	(9.5)
Average utilization rates based on 1,850 hours	72%	76%	(5.3)	75%	75%	—
Average bill rate	$367	$373	(1.6)	$375	$373	0.5

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

Three months ended September 30, 2016 compared to corresponding period in 2015

RBR for this segment decreased 3.4% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was attributable to unfavorable foreign currency fluctuations as well as a lower volume of engagements in financial services disputes and international arbitration, both of which experienced particularly high demand in the prior-year period. This decline was partially offset by strong demand for our global expertise in large infrastructure claims and construction dispute matters.

Average FTE – Consulting was relatively flat for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Average FTE – Technology, Data & Process decreased 10.0% over the same periods as we took action, in the prior-year period, to better align resources to the market. Average bill rate decreased slightly to $367 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 mainly due to changes in project mix. Utilization decreased 5.3% for the same periods.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015 segment operating profit and segment operating profit margin decreased $2.3 million and 1.8 percentage points, respectively, reflecting lower RBR.

Nine months ended September 30, 2016 compared to corresponding period in 2015

RBR for this segment for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was relatively flat. RBR increased due to strong demand for our global expertise in large infrastructure claims and construction dispute matters and an increase in performance-based fees associated with mass tort claims work offset by a decline in demand and increased competition for legal technology solutions.

Average FTE – Consulting was relatively flat for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as personnel reductions taken during the year ended December 31, 2015 were offset by new hires within key strategic growth areas. Average FTE – Technology, Data & Process decreased 9.5% over the same periods as discussed above. Average bill rate was relatively flat at $375 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Utilization was also flat at 75% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

For the nine months ended September 30, 2016 segment operating profit increased $5.3 million compared to the nine months ended September 30, 2015 mainly due to lower compensation and benefits expense as a result of cost management actions taken in prior periods. Severance expense for the nine months ended September 30, 2016 and 2015 was $0.6 million and $3.5 million, respectively. Segment operating profit margin increased 2.2 percentage points mainly due to reasons discussed above. In addition, as mentioned above, performance-based fees were realized during the nine months ended September 30, 2016 for which certain cost of services was incurred in prior periods.

Financial Services Advisory and Compliance
			2016 over 2015 Increase (Decrease) Percentage			2016 over 2015 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015		2016	2015
Revenues before reimbursements (in 000s)	$40,265	$28,302	42.3	$113,909	$92,754	22.8
Total revenues (in 000s)	$46,391	$31,069	49.3	$128,658	$107,808	19.3
Segment operating profit (in 000s)	$17,682	$10,383	70.3	$48,699	$36,654	32.9
Key segment operating metrics:
Segment operating profit margin	43.9%	36.7%	19.6	42.8%	39.5%	8.4
Average FTE – Consulting	314	290	8.3	303	296	2.4
Average utilization rates based on 1,850 hours	76%	69%	10.1	79%	76%	3.9
Average bill rate	$313	$284	10.2	$306	$278	10.1

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

Three months ended September 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 42.3% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in RBR was primarily due to increased demand for financial crimes consulting expertise and increased demand for compliance and controls engagements from major financial institutions as compared to the prior-year period which had experienced relatively lower utilization due to the wind-down of certain large engagements.

Average FTE – Consulting increased 8.3% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 to meet demand needs. Average bill rate increased 10.2% to $313 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 mainly due to a change in project mix. Utilization increased 10.1% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, mainly due to the higher volume of work discussed above.

Segment operating profit and segment operating profit margin increased $7.3 million and 7.2 percentage points, respectively, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was mainly due to higher RBR, driven by higher demand, higher bill rates and utilization, and use of flexible resources partially offset by higher compensation and benefits expenses due to higher Client-Service FTE, annual wage increases and higher performance-based incentive compensation expense.

Nine months ended September 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 22.8% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to reasons discussed above.

Average FTE – Consulting increased 2.4% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Average bill rate increased 10.1% to $306 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 mainly due to a change in project mix. Utilization increased 3.9% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, mainly due to the higher volume of work discussed above.

Segment operating profit and segment operating profit margin increased $12.0 million and 3.3 percentage points, respectively, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases were due to reasons discussed above.

Healthcare
			2016 over 2015 Increase (Decrease) Percentage			2016 over 2015 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015		2016	2015
Revenues before reimbursements (in 000s)	$91,046	$74,500	22.2	$262,589	$212,739	23.4
Total revenues (in 000s)	$100,033	$80,821	23.8	$288,521	$230,802	25.0
Segment operating profit (in 000s)	$31,896	$24,091	32.4	$85,026	$67,073	26.8
Key segment operating metrics:
Segment operating profit margin	35.0%	32.3%	8.4	32.4%	31.5%	2.9
Average FTE – Consulting	601	443	35.7	576	440	30.9
Average FTE – Technology, Data & Process	2,367	2,536	(6.7)	2,481	2,173	14.2
Average utilization rates based on 1,850 hours	75%	77%	(2.6)	76%	76%	—
Average bill rate	$270	$269	0.4	$270	$274	(1.5)

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

Three months ended September 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 22.2% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. RBR for the three months ended September 30, 2016 reflected the benefits of the December 2015 acquisition of McKinnis. Over half of the RBR increase was organic growth, driven by strong demand for large strategy-led transformation projects and revenue cycle consulting engagements.

Average FTE – Consulting increased 35.7% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 mainly due to the 70 professionals added from McKinnis and additional hiring to meet the higher demand. Average FTE – Technology, Data & Process decreased 6.7% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to the realignment of resources with client demand. Utilization decreased 2.6% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Average bill rate was relatively flat.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, segment operating profit and segment operating profit margin increased $7.8 million and 2.7 percentage points, respectively. These increases were attributable to the impact of higher RBR partially offset by higher compensation, and benefits expenses as well as retention and training costs mainly related to acquired FTE and the increase in Client-Service FTE.

Nine months ended September 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 23.4% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. RBR for the nine months ended September 30, 2016 reflected the full nine month benefit of the February 2015 acquisition of RevenueMed and the December 2015 acquisition of McKinnis. Over half of the RBR increase was organic growth as discussed above.

Average FTE – Consulting increased 30.9% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 mainly due to the 70 professionals added from McKinnis and additional hiring to meet the higher demand. Average FTE – Technology, Data & Process for the nine months ended September 30, 2015 reflected partial period employment of approximately 1,500 professionals acquired in February 2015 with the RevenueMed acquisition as well as additional hiring. Utilization was flat for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Average bill rate decreased slightly to $270 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 mainly due to a change in project mix.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, segment operating profit increased $18.0 million while segment operating profit margin was relatively flat. Segment operating profit increased primarily due to reasons discussed above.

Energy
			2016 over 2015 Increase (Decrease) Percentage			2016 over 2015 Increase (Decrease) Percentage

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015		2016	2015
Revenues before reimbursements (in 000s)	$28,436	$26,733	6.4	$84,627	$78,512	7.8
Total revenues (in 000s)	$32,076	$31,542	1.7	$96,210	$92,706	3.8
Segment operating profit (in 000s)	$8,336	$7,698	8.3	$23,452	$23,133	1.4
Key segment operating metrics:
Segment operating profit margin	29.3%	28.8%	1.7	27.7%	29.5%	(6.1)
Average FTE – Consulting	344	349	(1.4)	357	337	5.9
Average FTE – Technology, Data & Process	63	64	(1.6)	62	65	(4.6)
Average utilization rates based on 1,850 hours	72%	73%	(1.4)	73%	75%	(2.7)
Average bill rate	$207	$200	3.5	$207	$200	3.5

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

Three months ended September 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 6.4% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase reflects improvement across the segment’s portfolio of solutions in addition to ongoing penetration of key client accounts.

Utilization and Client-Service FTE were relatively stable for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 while average bill rate increased 3.5% to $207 due to bill rate increases and changes in project mix.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, segment operating profit and segment operating profit margin increased $0.6 million and 0.5 percentage points, respectively, as higher RBR was partially offset by higher compensation and benefits expense associated with recent senior hires. The margin increase reflects realization of growth in RBR associated with the senior hires mentioned above.

Nine months ended September 30, 2016 compared to corresponding period in 2015

RBR for this segment increased 7.8% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to reasons discussed above.

Utilization decreased 2.7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 reflecting the onboarding of senior hires ahead of expected sales pipeline conversion. Average bill rate increased 3.5% to $207 due to bill rate increases and changes in project mix. Average FTE – Consulting increased 5.9% related to the investment in senior hires as discussed above. Average FTE – Technology, Data & Process decreased 4.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 mainly due to resource realignment.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, segment operating profit increased $0.3 million, due to higher RBR and lower incentive compensation expense partially offset by higher compensation and benefits expense associated with recent senior hires. Segment operating profit margin decreased 1.8 percentage points as costs of recent senior hires out-paced associated RBR growth for the period.

Liquidity and Capital Resources

Our cash flow activities for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	2016	2015
Net cash provided by operating activities	$55,631	$34,103
Net cash used in investing activities	$(28,583)	$(55,346)
Net cash (used in) provided by financing activities	$(28,742)	$22,771

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

We calculate accounts receivable Days Sales Outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 87 days at September 30, 2016, compared to 81 days at September 30, 2015 reflecting slower collections in certain markets.

Operating Activities

Net cash provided by operating activities was $55.6 million and $34.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to higher net income after non-cash adjustments as well as lower income taxes paid partially offset by higher accounts receivable balances in the nine months ended September 30, 2016.

Investing Activities

Net cash used in investing activities was $28.6 million and $55.3 million for the nine months ended September 30, 2016 and 2015, respectively. Cash used in investing activities was lower in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 which included higher payments in the prior-year period for acquisitions, capital expenditures related to the consolidation of our offices located in New York City and technology infrastructure spending primarily associated with our Technology, Data & Process businesses. The nine months ended September 30, 2016 included a working capital adjustment payment made to the selling members of McKinnis of $5.5 million.

Financing Activities

Net cash used in financing activities was $28.7 million for the nine months ended September 30, 2016, and net cash provided by financing activities was $22.8 million for the nine months ended September 30, 2015. The higher level of cash used in financing activities for the nine months ended September 30, 2016 was primarily related to higher repayments of bank borrowings made during 2016.

Debt, Commitments and Capital

For further information regarding our debt, see Note 10 – Bank Debt to our unaudited consolidated financial statements.

At September 30, 2016, we had total contractual obligations of $325.2 million. The following table shows the components of our significant commitments at September 30, 2016 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2016	2017 to 2018	2019 to 2020	Thereafter
Deferred acquisition liabilities (a)	$11,300	$—	$10,770	$530	$—
Revolving credit facility (b)	161,208	—	161,208	—	—
Lease commitments (c)	152,701	7,056	48,697	39,568	57,380

Total contractual obligations	$325,209	$7,056	$220,675	$40,098	$57,380

a)	Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets and were recorded at estimated fair value and discounted to present value. Assuming each of these acquisitions reaches its maximum target, our maximum deferred acquisition liabilities would have been $25.7 million at September 30, 2016.

b)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 10 – Bank Debt to our unaudited consolidated financial statements for further information on our credit facility.

c)	At September 30, 2016, we had $4.1 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Through September 30, 2016, we have repurchased an aggregate of 8,282,465 shares of our common stock for approximately $119.9 million under our share repurchase program. At September 30, 2016, we had approximately $69.3 million remaining for share repurchases under the board authorization. See Part II, Item 2 of this report for additional information on the share repurchases.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update includes amendments that change the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance is applied retrospectively to each prior period presented. Subsequently in August 2015, the FASB issued ASU 2015-15, which clarified the guidance in ASU 2015-03 that for a line-of-credit (revolving credit) arrangement the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term. We adopted this standard as of January 1, 2016; however, since our credit facility is a revolving credit arrangement we will continue to present our current net debt issuance cost balance in other assets. Our net debt issuance cost as of September 30, 2016 was $1.0 million.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This update requires the acquirer in a business combination to recognize to the income statement adjustments to provisional amounts that are identified during the measurement period in the reporting period in which adjustment amounts are determined. The adjustments are calculated as if the accounting had been completed at the acquisition date. Prior to this update, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This standard was adopted by us on January 1, 2016, and will be applied, as needed, to acquisitions completed after this date.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard and have determined that the way we classify our contingent acquisition liability payments in the statement of cash flows will change. Based on our initial evaluation, adoption of this standard may require an immaterial reclassification of a portion of the payments previously reported as financing activities for comparative periods in the statement of cash flows within our consolidated financial statements issued on or after January 1, 2018. Under this guidance, portions of these payments will be reclassified from financing activities to operating activities. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

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

At September 30, 2016, our interest rate derivatives effectively fixed our LIBOR base rate on $45.0 million of our debt. Based on borrowings under our credit facility at September 30, 2016 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $116.2 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.3 million change in annual interest expense.

At September 30, 2016, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2016, we had net assets of approximately $44.1 million with a functional currency of the United Kingdom Pound Sterling and $12.2 million with a functional currency of the Canadian Dollar related to our operations in the United Kingdom and Canada, respectively. At September 30, 2016, we had net assets denominated in non-functional currency of approximately $3.4 million. As such, a ten percent change in the value of the local currency would have resulted in a $0.3 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

Except as described below, there has been no change in our internal control over financial reporting during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new Enterprise Resource Planning (ERP) system and reporting platform. The first phase of the implementation was completed during the second quarter of 2016 and included implementing new modules related to our general ledger, project costing, contracts, billing and accounts receivable systems. Additionally, during the second and third quarters of 2016, a portion of our legacy operating and financial information was migrated to the new ERP system and reporting platform, which resulted in the modification of certain controls, procedures and processes. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We also conduct extensive post-implementation monitoring and testing of the effectiveness of our internal control over financial reporting, and the Company has not experienced any significant internal control deficiencies in connection with the implementation or operation of the new ERP system and reporting platform. We plan to continue to migrate our legacy operating and financial information to the new ERP system and reporting platform.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
Jul 1 - 31, 2016	109,544	$16.70	109,544	$73,206,745
Aug 1 - 31, 2016	26,000	$19.67	26,000	$72,695,295
Sep 1 - 30, 2016	173,689	$19.79	173,689	$69,258,393

Total	309,233	$18.68	309,233	$69,258,393

(a)	On October 25, 2011, our board of directors extended its previous authorization to repurchase up to $100 million of our common stock in open market or private transactions. On February 11, 2014, our board of directors increased the share repurchase authorization by approximately $50 million. On May 14, 2015, our board of directors increased the share repurchase authorization to $100 million and extended the authorization to December 31, 2017, effective July 1, 2015. As increased and extended, as of July 1, 2015, our board of directors had authorized the repurchase of shares of our common stock up to a total of $100 million during the 30 month period ending December 31, 2017 of which approximately $69 million in shares of our common stock may still be repurchased.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: October 25, 2016