Form 10-K
period 2016-12-31
NAVIGANT CONSULTING INC
filed 2017-02-17
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐      NO  ☑

As of February 13, 2017, 46,905,167 shares of the registrant’s common stock, par value $0.001 per share (Common Stock), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on June 30, 2016, was approximately $755.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held on May 16, 2017, is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2016.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “could,” “intend,” “estimate,” “expect,” “continue,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section of this report entitled “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

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

General Development of the Business

Development of the Business — Reporting Segments

Our business is organized in four reporting segments — Healthcare; Energy; Financial Services Advisory and Compliance; and Disputes, Forensics & Legal Technology. During the first quarter of 2016, we renamed two of our business segments. The Disputes, Forensics & Legal Technology segment was formerly known as Disputes, Investigations & Economics segment and the Financial Services Advisory and Compliance was formerly known as the Financial, Risk & Compliance segment. Other than the changes to the names of these segments, the characteristics of our business segments remain unchanged. Within these segments we deliver consulting and advisory services and also provide technology-based solutions, data hosting or processing, and business process management services (which we refer to as Technology, Data & Process services herein). We conduct business globally in certain areas across our segments and are strategically focused on offering services to industries and clients facing transformational change and significant regulatory or legal pressures, including clients in the healthcare, energy and financial services industries. Since our inception, we have grown through selective acquisitions of businesses (which we consider inorganic growth), recruitment of employees (which we consider organic growth) and investments in technology to complement our consulting skills and enhance our service offerings. These investments have enhanced or expanded existing expertise, added new services, broadened our geographic reach, and enhanced our market share.

Our Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. This segment has grown significantly through a combination of strategic acquisitions and recruitment of senior hires. Our recruiting efforts within this segment have been focused on building multi-functional consulting teams that allow us to help our clients respond to the most significant issues impacting the healthcare industry today. Our services include strategy consulting, operational and performance improvement consulting, and business process management services. The Cymetrix acquisition in 2014 and the RevenueMed acquisition in 2015 greatly expanded our business process management service capabilities, extending those services to both hospitals and physician groups. These acquisitions and related hiring complement our traditional consulting services, and provide us with more recurring revenue streams. The term of contracts for business process management services is generally for multiple years. Our business process management services are enabled by systems, data and technology that can also be leveraged across our other healthcare consulting service offerings. In addition, the Healthcare segment continues to invest in analytical tools that help our clients manage resources and processes to improve their operations, patient care, and financial performance.

Our Energy segment’s professionals provide advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response and grid modernization. Clients of this segment include utilities, governmental entities, investors, manufacturers, oil and gas companies, and major corporations. The segment has grown through a combination of investments in hiring, solution development and acquisitions. These investments have expanded our operations in key markets and geographies and over time have broadened our service offerings to more effectively help our clients respond to and capitalize on the global transformation occurring within the energy sector. We have also grown our benchmarking, data, and research services that now enable us to offer a broad array of market research capabilities (included within our Technology, Data & Process services). Additionally, the November 2016 acquisition of Ecofys Investments B.V. (Ecofys), an international consulting firm specializing in renewable energy and sustainability, has provided us with a European platform to augment our capabilities in energy policy, climate strategies, energy systems and markets, urban energy, and sustainability services.

Our Financial Services Advisory and Compliance segment provides consulting and advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance and valuation services to clients in a broad variety of industries. From time to time, this segment is sought to perform large scale, compliance-oriented engagements. The strategic, operational, valuation and risk management services within this segment have largely developed over time through the recruitment of senior hires. Senior hiring remains a key strategy to drive future growth for this segment. We have also developed technology tools that enable our professionals to more efficiently identify compliance risks and streamline operational activities for our clients.

Our Disputes, Forensics & Legal Technology segment’s professional services include valuation and economic analysis, as well as accounting, regulatory, construction and computer forensic expertise. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. Our clients principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies. Our professionals help clients across the globe through many complex business and legal matters. These matters include finance, economics, forensic accounting, regulatory compliance, international arbitration, defective construction, computer system disruptions and other information security events. Our clients operate within a broad range of industries which include but are not limited to financial services, healthcare, life sciences, energy, government and construction. We have built upon our service offerings within this segment and expanded our global and industry reach through investments in acquisitions, the recruitment of senior hires and the development of technology. Our development of technology tools has enabled our professionals in delivering both flexible and scalable solutions to our clients.

We operate globally across our segments. We have continued to build our international footprint to facilitate and expand our service offerings to clients outside of the United States (U.S.). As global demand for our services has increased, we have established international offices to provide our clients with on-the-ground resources including within Europe, the Middle East, and Asia through hiring and acquisitions.

We continue to invest in technology infrastructure to support our evolving and expanding technology-based service offerings, and to allow us to deliver more scalable solutions to meet the changing demands of our clients.

We have supplemented these technology investments with employee-related initiatives to promote innovation and collaboration. In addition, we have invested in development programs for our client-service professionals designed to improve sales effectiveness and collaboration across the organization. We have also focused on other aspects of employee development, including talent management and mentoring programs. Collectively, these innovation, collaboration, development and sales initiatives are intended to contribute to the professional development of our employees while enhancing our ability to grow the business organically.

Human Capital Resources

At December 31, 2016, we had 5,768 employees. After adjusting total employees for part-time status and excluding project employees, we had 5,646 full-time equivalent (FTE) employees. These FTEs were comprised of the following:

•	Client-service employees (Client-Service FTE) (related costs for these employees are recorded as cost of services before reimbursements)

•	1,908 consulting employees (Consulting FTE) in businesses that deliver professional services. These individuals record time to client engagements.

•

2,753 Technology, Data & Process employees (Technology, Data & Process FTE) in businesses that are comprised of technology-enabled professional services, including eDiscovery services, data analytics, business process management services, technology solutions, invoice and insurance claims processing, market research and benchmarking. While some of these individuals may record time to client engagements (in professional services engagements), many do not record time to specific engagements. 1,481 of these Technology, Data & Process FTEs were based in India.

•	Non-billable employees (Non-billable FTE)

•

895 non-billable employees who are assigned to administrative and support functions, including office services, corporate functions, and certain practice support functions. The majority of costs related to these employees is recorded in general and administrative expense while the costs directly relating to practice support functions are recorded as cost of services before reimbursements.

We also had 90 project employees who perform client services on a contractual basis. Project employee levels vary from period to period based on staffing and resource requirements. The majority of costs related to these employees is recorded in cost of services before reimbursements.

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

In developing and growing our Technology, Data, & Process services, we have added employees supporting these businesses. We recruit, retain, and manage many of our Technology, Data & Process employees differently from our client-service employees. Particularly, in our business process management services, we add Technology, Data & Process employees through traditional recruitment, by transitioning client employees to become Navigant employees, or by subcontracting services from our clients. Our demand for these resources may fluctuate depending on our clients’ needs and our ability to more efficiently perform our services by utilizing technology resources. By managing these employees with our processes, centralizing their functions in our business centers, and leveraging proprietary technology to enable work streams, we are able to more efficiently and effectively deliver services. We leverage our business centers not only to help us better manage employee work forces across work streams and projects but also to create opportunities for these employees to develop professionally by exposing them to new service areas and possibilities for promotion within the management teams at these locations.

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

We regularly evaluate employees and their productivity against future demand expectations and historical trends. From time to time, we may reduce or add resources in certain areas in an effort to align with changing demands. In connection with these changing demands, we utilize project employees and engage independent contractors on certain engagements, which allow us to quickly adjust staffing in response to changing demand for our services.

In connection with recruiting activities and business acquisitions, our general policy is to obtain non-solicitation covenants from senior and some mid-level employees. Most of these covenants have restrictions that extend 12 months or more beyond the termination of employment. We utilize these contractual agreements and other agreements to protect our business interests, which can also reduce the risk of attrition and provide stability to our existing clients, staff and projects.

In our consulting businesses, our bill rates or fees charged to clients are tiered in accordance with the experience and position of our employees staffed on each matter. We monitor and adjust those bill rates or fees according to then-current market conditions for our service offerings and within the various industries we serve. Similarly, pricing for our Technology, Data, & Process services is based upon the complexity of services delivered and markets served.

Industry Sectors

We provide services to clients in industries undergoing substantial regulatory or structural change, with a primary focus on the energy, healthcare and financial services industries across our segments. Our legal and compliance-based service offerings are relevant to law firms and clients in many industries. In addition, we do work for governmental agencies.

Competition

The market for our services is highly competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, global accounting firms, business process and technology solution providers and other local, boutique, regional, national and international consulting firms. Many of these companies are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. In particular, the Big Four accounting firms (PwC, Deloitte, EY and KPMG) are highly competitive in the consulting industry. However, we believe that our industry focus, deep industry and operational expertise, reputation, global business model and broad range of service offerings enable us to compete effectively in the marketplace.

Developing Client Relationships

We market our services directly to corporate executives and senior management, corporate counsel, law firms, corporate boards, special committees and governmental agencies. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, thought leadership and industry-specific articles. In addition, we have strengthened our market presence by developing our brand name and go-to-market strategy. New engagements are sought and won by our senior and mid-level employees working together across our business segments. We seek to leverage our client relationships in one business segment to cross-sell service offerings provided by other business segments. Clients frequently expand the scope of engagements during delivery to include follow-on or complementary services. Our future performance will continue to depend upon our ability to win new engagements, attract and retain employees, develop and continue client relationships and maintain our reputation.

We believe our unique mix of deep industry expertise, combined with our scale, broad geographic presence, multi-disciplinary professionals and specialized service offerings, positions us to address our clients’ critical business needs. We continue to establish programs to facilitate collaborative product development and marketing efforts, and also to develop new, innovative and repeatable solutions for our clients.

Financial Information about our Business Segments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 — Segment Information to the notes to our consolidated financial statements for discussion of total revenues, revenues before reimbursements, segment operating profit and total assets by business segment. Certain areas within our segments operate globally. For information regarding our total revenues and total assets by geographic region see Note 4 — Segment Information to the notes to our consolidated financial statements. For information regarding risks related to our international operations see “Risk Factors”.

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

Concentration of Revenues

Revenues earned from our top 20 clients remained relatively steady at 27%, 25% and 27% of our total revenues for 2016, 2015 and 2014, respectively. No single client accounted for more than 10% of our total revenues during 2016, 2015 or 2014. For further information on segment concentration see Item 7 —Management, Discussion and Analysis of Financial condition and Results of Operations — Segment Results below.

Non-U.S. Operations

We operate globally and have offices outside the U.S. including in countries in Europe, the Middle East and Asia. No country, other than the U.S., accounted for more than 10% of our total revenues during 2016, 2015 or 2014. Our non-U.S. subsidiaries, in the aggregate, represented approximately 9%, or $96.3 million, of our total revenues in 2016 compared to 9%, or $86.0 million, in 2015 and 8%, or $71.2 million, in 2014. Revenues are allocated among our subsidiaries based on the respective entity or entities employing the personnel deployed on the engagement. For further geographic information, see Note 4 — Segment Information to the notes to our consolidated financial statements.

Available Information

We maintain a corporate website at www.navigant.com. The content of our website is not incorporated by reference into this report or any other reports we file with, or furnish to, the SEC. Investors may access our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as well as the proxy statement for our annual meeting of shareholders, free of charge (as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC) by going to the Investor Relations section of our website (investors.navigant.com) and searching under “SEC Filings.” These materials are also available in printed form free of charge upon request. Requests should be submitted to: Navigant Consulting, Inc., 30 South Wacker Drive, Suite 3550, Chicago, Illinois 60606, Attention: Investor Relations.

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

Economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels and types of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain of our service offerings obsolete, all of which could have a material adverse effect on our business, results of operations and financial condition. Changes in economic and political conditions could drive changes to the regulatory or legislative landscape and consequently render certain of our service offerings obsolete or shift demand to services that we do not offer or for which we do not have competitive advantages, which could negatively affect the amount of new business that we are able to obtain. If we are unable to predict or assess the impact of changing economic and political conditions on our business or if we are unable to effectively plan for and respond to those changes, including realigning our resources and managing our costs, our business could be adversely affected. Additionally, significant economic turmoil or financial market disruptions could adversely impact the availability of financing to our clients and, in turn, could adversely impact our ability to secure new engagements or collect outstanding amounts due from our clients or cause them to terminate their existing contracts with us, each of which could adversely affect our financial position and results of operations.

Our business could be adversely impacted by competition.

The market for our services is highly competitive, highly fragmented, and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, global accounting firms, business process and technology solution providers and other local, regional, national, and international consulting firms. Many of these firms are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. Some firms may have lower overhead and other operating costs and, therefore, may be able to more effectively compete through lower cost service offerings. If we are unable to compete effectively, our results of operations and financial condition could be adversely impacted.

We serve clients in industries undergoing significant change, and a significant change in the legal and regulatory landscape may reduce the demand for our services or render certain of our service offerings obsolete.

Many of our clients operate in highly regulated industries such as healthcare, energy, and financial services.. These industries are subject to changing political, legislative, regulatory and other influences. The laws and regulations in these industries can be complex, and the application of those laws and regulations to our clients and to us is not always clear. Regulatory and legislative changes in these industries could reduce the demand for our services, decreasing our competitive position, or potentially render certain of our service offerings obsolete or require us to make unplanned modifications to our service offerings, which could require additional time and investment. If we fail to accurately anticipate the application of the laws and regulations affecting our clients and the industries they serve, or if such laws and regulations decrease our competitive position or limit the applicability of our service offerings, our results of operations and financial condition could be adversely impacted.

If we are unable to successfully recruit, retain and incentivize our senior-level employees, our ability to win new client engagements and compete effectively could be adversely affected.

We rely heavily on a group of senior-level employees and business development professionals. We believe our future success is dependent on our ability to successfully recruit and retain their services. Competition for skilled employees is intense, and retention of our employees, particularly senior revenue-generators, is a key factor affecting our ability to continue to grow organically and achieve our long-term strategic initiatives. The professional services industry has low barriers to entry making it easy for employees to start their own businesses or work independently. In addition, it is relatively easy for employees to change employers. In addition, our senior-level employees and business development professionals may develop strong bonds with the clients they serve. In the event that such professionals leave us, we may lose clients who decide they prefer to continue working with a particular professional.

The costs associated with recruiting, training and retaining employees are significant, and restrictive covenants prevalent in the professional services industry often prevent senior-level employees from generating revenue quickly upon hire. If we are unable to successfully recruit and retain our senior-level employees, we could lose existing clients, experience an adverse effect on our ability to win new client engagements, or experience difficulty meeting client needs in our current engagements, and our results of operations could be adversely affected.

Although we offer various incentive compensation programs, including share-based compensation designed to retain and incentivize our senior-level employees, there can be no assurance that these programs will be effective. Further, limitations on the amount of shares available under our equity compensation plans or a sustained decline in our stock price, which would require us to grant more shares in order to deliver the desired level of value, could also affect our ability to offer adequate share-based compensation as incentives to our senior-level employees. If we are unable to successfully incentivize our senior-level employees, those employees could leave us, and our results of operations could be adversely affected.

Risks Related to Capital and Financing

We cannot be assured that we will have access to sufficient sources of capital to meet our cash needs.

We rely on our current cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating and investing activities. Our credit agreement provides a $400.0 million revolving credit facility. At our option, subject to the terms and conditions in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility becomes due and payable in full upon maturity in September 2018. At December 31, 2016, we had $135.0 million in borrowings outstanding under the credit facility and approximately $260 million available. There can be no assurance that the credit facility will continue to be sufficient to meet the future needs of our business, particularly if a decline in our financial performance were to occur. In addition, there is no assurance that we will be able to refinance or extend this facility on similar or more favorable economic terms. If this occurs, and we are unable to otherwise increase our cash flows from operations, raise additional capital or obtain debt financing from other sources, we may be unable to meet our future cash needs, including, for example, funding our acquisitions and other strategic and capital investments. Furthermore, certain financial institutions that are lenders under our credit facility could be adversely impacted by significant economic turmoil or financial market disruptions and therefore could become unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

If we are unable to collect receivables in a timely manner, our operating cash flows could be adversely affected.

For the majority of our engagements, we do not receive retainers prior to performing services on a client’s behalf. In certain cases, particularly in our Disputes, Forensics & Legal Technology segment, we may be engaged by a client’s counsel for privilege or other reasons, which may cause a delay in the remittance of our invoices. If the average time it takes our clients to pay our invoices increases, or if the financial condition of any of our clients were to deteriorate, impairing their ability to make payments due to us, our operating cash flows would be adversely impacted which may require us to fund a greater portion of our working capital needs with borrowings under our credit facility or other capital sources.

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of fixed charge and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2016, there can be no assurance that we will remain in compliance in the future. Our borrowings under the credit facility tend to be higher during the first half of the year to fund annual incentive payments, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2016 levels. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

Our revenues and profitability are largely based on the pricing of our services, compensation costs and the number of hours our client-service employees work on client engagements. Accordingly, if we are not able to maintain adequate pricing for our services or appropriately manage our compensation costs and productivity levels, our results of operations may suffer. Pricing, compensation costs and productivity levels are affected by a number of factors, including:

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

We do work for clients that for financial, legal, reputational or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher-risk engagements and higher-risk clients, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties on one or more of these higher-risk engagements could have a material adverse impact on our business and financial condition. Examples of higher-risk engagements include, but are not limited to:

•	Interim management engagements, including those for hospitals and other healthcare providers;

•	Engagements where we assist clients in complying with healthcare-related regulatory requirements;

•	Engagements where we serve as independent monitor or as an independent review organization or which otherwise subject us to heightened requirements relating to our independence from our client;

•	Financial advisory engagements;

•	Engagements where we provide transactional or valuation related services;

•	Engagements where we deliver a fairness opinion;

•	Engagements where we deliver project management services for large construction projects;

•	Engagements where we receive or process or host sensitive data, including personal consumer or private health information;

•	Engagements where we deliver a compliance effectiveness opinion;

•	Engagements involving independent consultants’ reports issued pursuant to consent or similar orders to which our clients may be subject or in support of financings and business transactions; and

•	Engagements for governmental clients or where our work product will be relied upon by governmental agencies which regulate our clients.

Our international operations create special risks that could negatively impact our business.

We have offices outside the U.S., including countries in Europe, the Middle East and Asia, and conduct business in many other countries. We expect to continue to expand globally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial, business, legal and reputational risks, including:

•	Cultural and language differences in conducting business;

•

Employment and labor laws and related factors that could, among other things, result in lower utilization, higher compensation costs and cyclical fluctuations of utilization and revenues and affect our ability to realign resources with demand for our services;

•	Currency fluctuations that could adversely affect our financial position and operating results;

•	Compliance with varying legal and regulatory requirements, and other barriers to conducting business;

•

Impact on consulting spend from international firms and global economies affected by the United Kingdom’s withdrawal from the European Union (or “Brexit”), European sovereign debt crisis and the political, economic and commercial responses related to such events;

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

If we are unable to effectively execute on long-term growth objectives, our results of operations and our share value could be adversely affected.

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

If we are unable to successfully maintain a sales pipeline and to attract business from new or existing clients, our results of operations could be materially and adversely affected.

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

If we fail to achieve and maintain adequate internal control over financial reporting or fail to implement necessary new or improved controls that provide reasonable assurance of the reliability of our financial reporting and the preparation of our financial statements for external purposes, we may fail to meet our public reporting requirements on a timely basis, suffer harm to our reputation, may be unable to adequately or accurately report on our business and our results of operations or may be required to restate our financial statements. Even with adequate internal controls, we may not prevent or detect all misstatements or fraud. Also, internal controls that are currently adequate may in the future become inadequate because of changes in conditions or changes in regulatory standards, and the degree of compliance with our policies or procedures may deteriorate. Further, we are in the process of implementing a new Enterprise Resource Planning System and have migrated a portion of our legacy operating and financial information to the new system which resulted in modifications of certain controls which may prove to be inadequate or ineffective in the new environment. In connection with the implementation and operation of the new system, certain controls could be overlooked and/or not operate as designed. Failure to maintain these controls could have a material adverse effect on our business and our results of operations.

Acquired businesses may not achieve expected results which could adversely affect our results of operations.

We have grown our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to goodwill and intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, and the need to divert managerial resources that would otherwise be dedicated to our current businesses. Additionally, certain senior-level employees, as sellers of the acquired businesses, are bound by non-competition covenants that expire after a specific amount of time from the date of acquisition. When these covenants expire, any loss of these senior-level employees could significantly impact the acquired businesses and their successful integration. Any failure to successfully integrate acquired businesses and retain personnel could cause the acquired businesses to fail to achieve their expected results, which would in turn adversely affect our financial performance and may require a possible impairment of the acquired assets.

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

Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our total assets. Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level on our goodwill and, on a quarterly basis, we are required to assess the recoverability of both our goodwill and long-lived intangible assets. We consider our operating segments to be our reporting units. We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. If the fair market value of one of our reporting units or other long-lived intangible assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. During the year ended December 31, 2014, in conjunction with our annual goodwill impairment test, we recorded a $122.0 million goodwill impairment related to our Disputes, Forensics & Legal Technology segment. At December 31, 2016, we had goodwill of $625.0 million and net intangible assets of $28.7 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 5 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

Changes in our level of taxes, as well as adverse outcomes in audits, investigations and tax proceedings, or changes in tax laws or in their interpretation or enforcement, could have a material adverse effect on our effective income tax rate, results of operations, cash flows and financial condition.

We are subject to taxes in numerous jurisdictions. We calculate and provide for taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our provision for income taxes and other tax liabilities. We are subject to ongoing audits, investigations and tax proceedings in various jurisdictions. Tax authorities have disagreed with, and may in the future take positions opposing, the judgments we make, including with respect to our intercompany transactions. We regularly assess the likely outcomes of our audits, investigations and tax proceedings to determine the appropriateness of our tax liabilities. However, our judgments may not be sustained as a result of these audits, investigations and tax proceedings, and the amounts ultimately paid could be materially different from the amounts recorded and reflected in our consolidated financial statements.

Our effective income tax rate could be adversely affected in the future by the expiration of current tax benefits, changes in the mix of earnings in countries with differing statutory tax rates, challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or in their interpretation or enforcement. Additionally, a number of jurisdictions where we do business, including the U.S., are considering changes in their relevant tax, accounting and other laws, regulations and interpretations. Changes in tax laws, treaties or regulations, and their interpretation or enforcement, have become more unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions. As a result, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate, including the U.S., which could have a material adverse effect on our effective income tax rate, results of operations, cash flows and financial condition.

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

•

Political and economic factors, such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions of government tax or other policies and reduced tax revenues, may affect our ability to win contract awards with governmental entities as well as the number and terms of contracts we have with government entities.

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

Our Technology, Data & Process businesses, in particular, our business process management services, present different operational risks when compared to our traditional consulting and expert businesses. For example, our business process management services involve managing the revenue cycle function for all or certain portions of our physician and hospital clients’ businesses, including the operation, management or oversight of billing, coding and accounts receivable departments that are critical to our clients’ financial performance. In addition, certain of our businesses, most significantly our business process management services business, utilizes offshore personnel, including personnel in India, which exposes us to additional operational risks, including special risks associated with conducting business internationally. Disruptions in service delivery, regulatory compliance concerns, data privacy and security concerns, particularly in the billing and coding areas, labor disputes, technology issues or other performance problems could damage our clients’ businesses, expose us to enhanced regulatory scrutiny and claims, and harm our reputation and our business.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters are highly complex and require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Examples include: determination of the allowance for doubtful accounts, accruals for incentive-based compensation, the fair value of acquisition-related contingent consideration, revenue recognition, the measurement of deferred tax assets, estimation of future performance for recording expenses associated with performance-based equity incentive awards, and the assessment of recoverability of intangible assets and goodwill. Changes in these rules or their interpretation or changes in the underlying estimates and assumptions made by management could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for our reporting units could have an adverse effect on our financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. In addition, new accounting guidance also may require systems and other changes that could increase our general and administrative expenses and/or adversely impact our financial statements. For example, implementing future accounting guidance related to revenue and other areas impacted by the current convergence project between the Financial Accounting Standards Board and the International Accounting Standards Board could require us to make significant changes to our accounting and financial reporting systems and could result in adverse changes to our financial statements.

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

We currently are in the process of transitioning certain of our business and financial systems to new platforms. The process of migrating our legacy systems and implementing new modules within our enterprise resource systems could disrupt our ability to timely and accurately process and report key aspects of our revenue cycle, including billing and accounts receivable. Any such disruption could adversely affect our results of operations or financial condition and cause harm to our reputation.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are leased and are located in Chicago, Illinois. We have approximately 40 other operating leases for offices with at least 20 employees, principally in the U.S., which are utilized across our business segments. Our office space needs in certain geographic areas may change as our business expands or where we determine virtual work environments are appropriate.

Item 3.	Legal Proceedings.

We are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers at February 17, 2017:

Name	Title	Age
Julie M. Howard	Chairman and Chief Executive Officer	54
Lee A. Spirer	Executive Vice President and Global Business Leader	50
Stephen R. Lieberman	Executive Vice President and Chief Financial Officer	52
Monica M. Weed	Executive Vice President, General Counsel and Secretary	56

Julie M. Howard, 54, has served as our Chairman and Chief Executive Officer since May 2014 and Chief Executive Officer and a member of our board of directors since March 2012. Ms. Howard served as our President from 2006 to March 2012 and our Chief Operating Officer from 2003 to March 2012. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions, including with Navigant. Ms. Howard is currently a member of the board of directors of Innerworkings Inc. and ManpowerGroup Inc. Ms. Howard also serves on the Medical Center Board for Ann & Robert H. Lurie Children’s Hospital of Chicago and is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA). Ms. Howard is a past member of the board of directors of Kemper Corporation and the Association of Management Consulting Firms, the Dean’s Advisory Board of the Business School of the University of Wisconsin — Madison and the Board of Governors for the Metropolitan Planning Council of Chicago. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in finance and management.

Lee A. Spirer, 50, has served as our Executive Vice President and Global Business Leader since November 2012. Mr. Spirer has served in a variety of strategic and operational roles in a range of professional and business services organizations. From April 2009 to May 2012, Mr. Spirer served as Senior Vice President and Global Business Head of Kroll Risk & Compliance Solutions, and prior to that, from September 2005 to February 2008, Mr. Spirer served as Senior Vice President and Global Leader of Corporate Strategy and Development for Dun & Bradstreet Corporation. From June 2001 to September 2005, Mr. Spirer held several senior management roles at IBM Business Consulting Services, last serving as General Manager, Global Financial Markets. In addition, from March 2008 to April 2009 and again from June 2012 to October 2012, Mr. Spirer served as Managing Partner of LAS Advisory Services, advising private equity and venture capital firms on a variety of strategic and operational issues. Mr. Spirer is a graduate of The Wharton School with a Master’s degree in Business Administration and Brandeis University with a Bachelor’s degree in Economics, with high honors and Phi Beta Kappa.

Stephen R. Lieberman, 52, was appointed our Executive Vice President and Chief Financial Officer, effective April 18, 2016. Prior to joining Navigant, from January 2012 to April 2016, Mr. Lieberman served as Senior Vice President, Finance and Chief Financial Officer, Latin America for Laureate Education, Inc., a global network of private higher education institutions. From March 2011 to January 2012, Mr. Lieberman served as Senior Vice President, Finance for Dana Holding Corporation, a vehicle component supplier, and prior to that, from September 2006 to October 2010, he served as Vice President and Treasurer of United Airlines. Mr. Lieberman also spent nearly 15 years at General Motors in various capacities, including Treasurer and Controller General for the auto manufacturer’s Mexico operations and the Treasurer of the Asia Pacific Regional Treasury Center, Greater China. Mr. Lieberman received a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Michigan.

Monica M. Weed, 56, has served as our Executive Vice President since October 2013 and General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary for Information

Resources, Inc., an international market research provider to the consumer packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal LLP (now Dentons). Ms. Weed received a Bachelor of Arts in Classics from Northwestern University, a law degree from the Northwestern University School of Law and a Master’s degree in Business Administration from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock.

	High	Low
2016
Fourth quarter	$27.86	$19.44
Third quarter	$20.58	$15.95
Second quarter	$16.82	$15.07
First quarter	$17.23	$14.07
2015
Fourth quarter	$17.95	$15.99
Third quarter	$16.20	$13.13
Second quarter	$15.43	$12.71
First quarter	$15.72	$12.83

Holders

As of February 13, 2017, there were 173 holders of record of our shares of our common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held on behalf of a number of individual shareholders. As such, our actual number of beneficial shareholders is higher than the number of our shareholders of record.

As of December 31, 2016, there were 46,985,996 shares of our common stock issued and outstanding.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2016 and 2015. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement may limit our ability to pay dividends in the future.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (NYSE Index) and the peer group described below. The graph assumes that $100 was invested on December 31, 2011 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future stock price performance.

Measurement Period	Navigant Consulting, Inc.	NYSE Index	Peer Group(a)
FYE 12/31/11	$100.00	$100.00	$100.00
FYE 12/31/12	97.81	116.25	115.01
FYE 12/31/13	168.27	146.94	164.63
FYE 12/31/14	134.71	157.04	177.05
FYE 12/31/15	140.75	150.77	180.47
FYE 12/31/16	229.45	168.95	197.85

a)	The peer group consists of the following companies: The Advisory Board Company, CBIZ Inc., The Corporate Executive Board Company, CRA International Inc. (formerly known as Charles River Associates,

Inc.), Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Heidrick & Struggles International Inc., Hill International, Inc., Huron Consulting Group Inc., ICF International, Inc., Korn/Ferry International, MAXIMUS, Inc., Resources Connection, Inc., Tetra Tech, Inc., and TRC Companies, and except as noted below, is the same peer group that is used by the compensation committee of our board of directors for purposes of evaluating executive compensation decisions. The peer group is weighted by market capitalization. IHS, Inc. was excluded from the performance graph, notwithstanding it having been included in the compensation committee’s peer group for 2016, as its stock ceased trading in July 2016 following the completion of its merger with Markit Ltd.

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by Navigant under the Securities Act of 1933, as amended (Securities Act) or the Securities Exchange Act of 1934, as amended (Exchange Act).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
Oct 1 - 31, 2016	204,840	$20.06	204,840	$65,149,235
Nov 1 - 30, 2016	44,000	$23.17	44,000	$64,129,715
Dec 1 - 31, 2016	42,655	$26.41	42,655	$63,003,180

Total	291,495	$21.46	291,495	$63,003,180

(a)	On May 14, 2015, our board of directors authorized the repurchase of up to $100 million in shares of our common stock in open market or private transactions during the 30-month period ending December 31, 2017.

Item 6.	Selected Financial Data.

The following five-year financial and operating data should be read in conjunction with the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report. During the year ended December 31, 2013, we sold the United Kingdom (U.K.) financial services advisory business and, as such, the results have been reclassified to discontinued operations to reflect this transaction. The amounts are shown in thousands, except for per share data.

	For the year ended December 31,
	2016	2015	2014	2013	2012
Revenues before reimbursements	$938,746	$833,808	$766,552	$734,433	$722,190
Reimbursements	95,734	85,678	93,065	101,152	96,007

Total revenues	1,034,480	919,486	859,617	835,585	818,197
Cost of services before reimbursable expenses	631,935	571,894	519,157	487,967	476,344
Reimbursable expenses	95,734	85,678	93,065	101,152	96,007

Total cost of services	727,669	657,572	612,222	589,119	572,351
General and administrative expenses	168,954	147,462	136,057	127,079	141,195
Depreciation expense	27,742	23,612	19,580	16,180	14,986
Amortization expense	11,507	8,613	5,959	6,826	6,767

	For the year ended December 31,
	2016	2015	2014	2013	2012
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	1,330	(13,047)	(4,992)	(5,399)	1,065
Office consolidation, net	542	2,766	725	348	580
Loss (gain) on disposition of assets	—	283	(541)	(1,715)	—
Goodwill impairment	—	—	122,045	—	—
Other impairment	—	98	1,343	—	—

Operating income (loss)	96,736	92,127	(32,781)	103,147	81,253
Interest expense	5,235	4,916	5,918	4,433	5,453
Interest income	(141)	(250)	(274)	(463)	(872)
Other (income) expense, net	(1,769)	(692)	(167)	175	(78)

Income (loss) from continuing operations before income tax expense (benefit)	93,411	88,153	(38,258)	99,002	76,750
Income tax expense (benefit)	35,313	27,808	(1,351)	43,890	32,518

Net income (loss) from continuing operations	58,098	60,345	(36,907)	55,112	44,232
Income (loss) from discontinued operations, net of tax	—	—	509	(2,919)	1,937

Net income (loss)	$58,098	$60,345	$(36,398)	$52,193	$46,169

Basic per share data
Net income (loss) from continuing operations	$1.23	$1.26	$(0.76)	$1.11	$0.87
Income (loss) from discontinued operations, net of tax	—	—	0.01	(0.06)	0.04

Net income (loss)	$1.23	$1.26	$(0.75)	$1.05	$0.91

Shares used in computing per basic share data	47,343	47,906	48,741	49,771	50,894
Diluted per share data
Net income (loss) from continuing operations	$1.19	$1.23	$(0.76)	$1.08	$0.86
Income (loss) from discontinued operations, net of tax	—	—	0.01	(0.06)	0.04

Net income (loss)	$1.19	$1.23	$(0.75)	$1.02	$0.90

Shares used in computing per diluted share data	48,813	49,224	48,741	50,951	51,572

	At December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data
Cash and cash equivalents	$8,291	$8,895	$2,648	$1,968	$1,052
Working capital	124,834	111,344	70,501	73,040	85,341
Total assets	1,054,797	1,015,896	903,493	904,197	954,450
Total non-current liabilities	245,346	278,418	200,506	169,260	237,412
Total stockholders’ equity	634,477	593,538	542,591	597,075	559,743

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Hiring and Retention

Because our ability to derive fees is largely reliant on the hiring and retention of employees, the average number of full-time employees and our ability to keep client-service employees utilized are important drivers of the business. We use full-time equivalent (FTE) as a measure of our client-service employees. The number of Client-Service FTE is client-service employees adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our Consulting FTE levels in response to changing demand.

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

Technology

We continue to invest in technology infrastructure to support our evolving service offerings, including investment in more sophisticated technology infrastructure to enable our technology-based services as they expand and change over time and to deliver scalable technology solutions to meet the demands of our clients.

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

Results of Operations

Overview

For the years ended December 31, 2016 and 2015, we reported $58.1 million and $60.3 million in net income from continuing operations, respectively. The main drivers in the year-over-year variance were:

Revenues before reimbursements (RBR) increased 12.6%, of which nearly three-quarters was organic growth contributed from our Healthcare, Financial Services Advisory and Compliance and Energy segments. The remaining increase was mainly due to contributions from acquisitions within our Healthcare and Energy segments. See segment results below for further discussion on RBR. Additionally, cost of services before reimbursable expenses increased 10.5% reflecting both organic and acquisition growth as well as contributions from newly-hired Client-Service FTE. General and administrative expenses increased 14.6% reflecting additional Non-billable FTE hires to support growth of the business. In addition, for the year ended December 31, 2016 other operating costs were $1.9 million as compared to other operating benefit for the year ended December 31, 2015 of $9.9 million (see Note 13 — Other Operating Costs (Benefit) to the notes to our consolidated financial statements). Our effective income tax rate for the years ended December 31, 2016 and 2015 was 37.8% and 31.5%, respectively.

For the years ended December 31, 2015 and 2014, we reported $60.3 million in net income from continuing operations and a $36.9 million net loss from continuing operations, respectively. The main drivers in the year-over-year variance were:

RBR increased 8.8%, due in part to organic growth mainly in our Healthcare and Energy segments as well as contributions from acquisitions within our Healthcare segment, partially offset by a decrease in RBR from the Financial Services Advisory and Compliance segment. See segment results below for further discussion on RBR. Cost of services before reimbursable expenses increased 10.2% reflecting both organic and acquisition growth as well as contributions from newly-hired Client-Service FTE. Other operating costs (benefit) were a benefit of $9.9 million and a cost of $118.6 million for the years ended December 31, 2015 and 2014, respectively. Other operating costs (benefit) for the year ended December 31, 2015 included a benefit of $13.0 million primarily related to a deferred contingent acquisition liability adjustment for our acquisition of Cymetrix net of office consolidation costs of $2.8 million primarily related to our New York City office consolidation. Other operating costs (benefit) for the year ended December 31, 2014 included a non-cash goodwill impairment of $122.0 million relating to our Disputes, Forensics & Legal Technology segment partially offset by other operating benefit of $5.0 million related to deferred contingent acquisition liability adjustments (see Note 16 — Fair Value to the notes to our consolidated financial statements). Our effective income tax rate for the years ended December 31, 2015 and 2014 was 31.5% and -3.5%, respectively. The 2014 rate of -3.5% was mainly due to the goodwill impairment mentioned above.

	For the year ended December 31,			2016 over 2015 Increase (Decrease) Percentage	2015 over 2014 Increase (Decrease) Percentage
	2016	2015	2014
Key operating metrics:
Average FTE
— Consulting	1,760	1,568	1,565	12.2	0.2
— Technology, Data & Process	2,721	2,562	939	6.2	172.8
— Non-billable	838	703	581	19.2	21.0
Period end FTE
— Consulting	1,908	1,677	1,573	13.8	6.6
— Technology, Data & Process	2,753	2,897	1,201	(5.0)	141.2
— Non-billable	895	755	608	18.5	24.2
Average bill rate	$291	$288	$282	1.0	2.1
Utilization	75%	75%	75%	—	—

Key Operating Metrics

Average FTE — Consulting increased 12.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015, mainly due to the acquisition of McKinnis within our Healthcare segment in December 2015 and the acquisition of Ecofys within our Energy segment in November 2016, as well as additional hiring within our Healthcare, Financial Services Advisory and Compliance and Energy segments. Average FTE — Technology, Data & Process increased 6.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to the acquisition of RevenueMed within our Healthcare segment in February 2015, which added 1,500 Client-Service FTE (Average FTE reflects partial year of ownership). Period end FTE — Technology, Data & Process as of December 31, 2016 and 2015 decreased 5.0% reflecting full impact of 1,500 Client-Service FTE acquired from RevenueMed which was more than offset by actions taken in 2015 to realign resource with demand for these types of services. Average Non-billable FTE were up 19.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to new hires made to support the growth of the business. Utilization levels were 75% for each of the years ended December 31, 2016 and 2015, and average bill rate increased 1.0% to $291 for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Average FTE — Consulting was relatively flat for the year ended December 31, 2015 compared to the year ended December 31, 2014, with decreases within the Disputes, Forensics & Legal Technology segment offsetting increases within the Financial Services Advisory and Compliance and Energy segments. Average FTE —Technology, Data & Process increased 172.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014 mainly due to our acquisition of RevenueMed discussed above. Average Non-billable FTE were up 21.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014, mainly due to new hires made to support the growth of the business. Utilization levels were 75% for each of the years ended December 31, 2015 and 2014, and average bill rate increased 2.1% to $288 for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Results for the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenue before Reimbursements.    See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 10.5% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to higher compensation and benefits expense mainly relating to personnel acquired in acquisitions and additional hiring of Client-Service FTE within our Healthcare, Financial Services Advisory and Compliance, and Energy segments, partially offset by Client-Service FTE decreases within our Disputes, Forensics & Legal Technology segment. In addition, training and meeting expenses, and recruiting and retention costs were higher for the year ended December 31, 2016 compared to the year ended December 31, 2015. Incentive-based compensation also increased due to improved operating performance. Severance expense relating to Client-Service FTE decreased for the year ended December 31, 2016 compared to the corresponding period in 2015 at $4.2 million and $5.9 million, respectively.

General and Administrative Expenses.    General and administrative expenses increased 14.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was mainly due to additional Non-billable FTE hired to support growth of the business resulting in higher compensation and benefits expense. Average Non-billable FTE included in general and administrative expenses for the years ended December 31, 2016 and 2015 were 757 and 639, respectively. Incentive-based compensation also increased during the year ended December 31, 2016 due to improved operating performance. Training and meeting expenses were also higher for the year ended December 31, 2016, due in part to a firm-wide leadership meeting held during the second quarter of 2016, while no such meeting was held in the corresponding period of 2015. Facilities expenses increased related to rent expense for our new corporate headquarters in Chicago, for which we took possession of in October 2016 to build out the new office space. In addition, bad debt expense increased to $8.8 million for the year ended December 31, 2016 compared to $2.6 million for the year ended December 31, 2015 as a result of higher days sales outstanding for the year ended December 31, 2016. These increases were partially offset by a decrease in cloud storage costs partly as a result of higher allocation to our Technology, Data & Process businesses and legal expenses.

General and administrative expenses were 18.0% and 17.7% of RBR for the years ended December 31, 2016 and 2015, respectively. The increase was primarily due to the reasons discussed above.

Depreciation Expense.    The increase in depreciation expense of 17.5% for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to increased technology infrastructure spending, software, and leasehold improvements.

Amortization Expense.    Amortization expense increased 33.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to the allocation of purchase price to intangible assets of recent acquisitions, partially offset by reduced amortization relating to certain intangible assets as their useful lives came to term.

Other Operating Costs (Benefit):

Contingent Acquisition Liability Adjustment, Net.    During the year ended December 31, 2016 we recorded costs of $1.3 million compared to benefits of $13.0 million recorded during the year ended December 31, 2015 relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. The adjustments made during the year ended December 31, 2015 primarily related to our Cymetrix acquisition. For additional information, see Note 16 — Fair Value to the notes to our consolidated financial statements.

Office Consolidation, Net.    During the years ended December 31, 2016 and 2015, we recorded costs of $0.5 million and $2.8 million, respectively. The costs during the year ended December 31, 2016 related to the consolidation of office space acquired in Denver, Colorado following the McKinnis acquisition. The costs during the year ended December 31, 2015 primarily related to our new consolidated office space in New York City and included duplicate rent expense as we occupied our old New York City offices until completion of the build-out of the new office space in April 2015.

Interest Expense.    Interest expense increased 6.5% or $0.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was mainly due to a higher average debt balance in 2016 due to the McKinnis acquisition which was offset by lower imputed interest relating to the deferred contingent consideration payable to the Cymetrix selling stockholders. Average borrowing rates were 2.3% and 2.2% for the years ended December 31, 2016 and 2015, respectively.

Other Income, Net.    The increase of 155.6% or $1.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the gains resulting from non-functional currency transactions occurring in our U.K. based entity where the local currency (the U.K. Pound Sterling) weakened, partially offset by a 2015 legal settlement received.

Income Tax Expense.    Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the year ended December 31, 2016 and 2015 was 37.8% and 31.5% respectively. The increase in the effective income tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily relates to discrete items recorded during the year ended December 31, 2015, including a nontaxable deferred contingent acquisition liability fair value adjustment, favorable state-enacted legislative changes and favorable income tax settlements recorded during the year ended December 31, 2015 which reduced income tax expense by approximately $6.2 million.

Results for the year ended December 31, 2015 compared to the year ended December 31, 2014

Revenue before Reimbursements.    See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses.    Cost of services before reimbursable expenses increased 10.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was mainly due to acquisitions, increases in compensation and benefits expense and recruiting and retention costs mainly associated with the Client-Service FTE increase and incentive-based compensation relating to improved operating performance. In addition, severance expense relating to Client-Service FTE for the years ended December 31, 2015 and 2014 was $5.9 million and $4.2 million, respectively, as we took actions to better align our resources with demand for certain services and integrate our recent acquisitions. These increases were partially offset by certain margin improvement initiatives.

General and Administrative Expenses.    General and administrative expenses increased 8.4% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was mainly due to higher compensation and benefits expense as a result of an increase in Average Non-billable FTE, higher incentive-based compensation and incremental costs relating to our acquisition of RevenueMed (acquired in February 2015) and Cymetrix (acquired in May 2014). Average Non-billable FTE for the years ended December 31, 2015 and 2014 were 639 and 527, respectively. In addition, technology expenses were higher due to license renewals and an increase in cloud storage costs partly as a result of less allocation to our Technology, Data & Process businesses, and facilities expense was also higher due to a 2014 operating expense abatement. These increases were offset by lower bad debt expenses which were $2.6 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively, and lower acquisition transaction costs.

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

Other Operating Costs (Benefit):

Contingent Acquisition Liability Adjustment, Net.    During the year ended December 31, 2015, we recorded benefits of $13.0 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities, primarily related to our Cymetrix acquisition. During the year ended December 31, 2014, we recorded benefits of $5.0 million relating to the fair value adjustments to our estimated deferred contingent acquisition liabilities (see Note 16 — Fair Value to the notes to our consolidated financial statements).

Office Consolidation, Net.    During the year ended December 31, 2015, we recorded a cost of $2.8 million related to our new consolidated office space located in New York City which we took possession of on October 22, 2014. The cost includes future rent expense, net of expected sublease income, accelerated depreciation and deferred rent relating to the old space and rent expense for duplicate rent as we occupied our old New York City office space until completion of the build-out of the new space in April 2015.

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

Income from Discontinued Operations, net of tax.    Income from discontinued operations, net of tax was $0.5 million for the year ended December 31, 2014. During the year ended December 31, 2013, we sold the U.K. financial services advisory business within our Financial Services Advisory and Compliance segment. In connection with the sale, during the year ended December 31, 2014, we received payment in full for a holdback receivable which we had partially reserved for possible working capital adjustments.

Segment Results

Our operating segments are the same as our reporting segments. During the first quarter of 2016, we renamed two of our business segments. The Disputes, Forensics & Legal Technology segment was formerly known as the Disputes, Investigations & Economics segment, and the Financial Services Advisory and Compliance segment was formerly known as the Financial, Risk & Compliance segment. Other than the changes to the names of these segments, the characteristics of our business segments remain unchanged. Our performance is assessed and resources are allocated based on the following four reporting segments:

•	Healthcare

•	Energy

•	Financial Services Advisory and Compliance

•	Disputes, Forensics & Legal Technology

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information to the notes to our consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense related to retention incentives (see Note 9 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Healthcare
	For the year ended December 31,			2016 over 2015 Increase (Decrease) Percentage	2015 over 2014 Increase (Decrease) Percentage
	2016	2015	2014
Revenues before reimbursements (in 000s)	$354,268	$288,798	$223,817	22.7	29.0
Total revenues (in 000s)	$389,233	$313,884	$248,095	24.0	26.5
Segment operating profit (in 000s)	$115,163	$90,869	$65,104	26.7	39.6

Key segment operating metrics:
Segment operating profit margin	32.5%	31.5%	29.1%	3.2	8.2
Average FTE — Consulting	587	443	443	32.5	—
Average FTE — Technology, Data & Process	2,466	2,287	688	7.8	232.4
Average utilization rates based on 1,850 hours	77%	76%	75%	1.3	1.3
Average bill rate	$271	$274	$258	(1.1)	6.2

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

Year ended December 31, 2016 compared to the year ended December 31, 2015

RBR for this segment increased 22.7% for the year ended December 31, 2016 compared to the year ended December 31, 2015. RBR for the year ended December 31, 2016 reflected the benefit of acquisitions made during the year ended December 31, 2015. Over half of the year-over-year RBR increase was due to organic growth, driven by strong demand for large strategy-led transformation projects and revenue cycle consulting engagements.

Average FTE — Consulting increased 32.5% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to the 76 professionals added from the McKinnis acquisition and additional hiring to meet the higher client demand. Average FTE — Technology, Data & Process increased 7.8% for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to the fact that the year ended December 2015 reflected partial period employment of approximately 1,500 professionals acquired in February 2015 with the RevenueMed acquisition. Utilization increased 1.3% for the same period. Average bill rate decreased slightly to $271 for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to increased leverage of resources and a change in project mix.

For the year ended December 31, 2016 compared to the year ended December 31, 2015, segment operating profit and segment operating profit margin increased $24.3 million and 1.0 percentage point, respectively. These increases were attributable to the impact of higher RBR partially offset by higher compensation and benefits expense, incentive-based compensation and retention and training costs mainly related to acquired FTE as well as new hires.

Year ended December 31, 2015 compared to the year ended December 31, 2014

RBR for this segment increased 29.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014. RBR for the year ended December 31, 2015 reflected the May 2014 acquisition of Cymetrix and February 2015 acquisition of RevenueMed. Nearly half of the year-over-year RBR increase was due to organic growth, primarily from increased client demand in all consulting areas and contributions from business process management services.

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

For the year ended December 31, 2015 compared to the year ended December 31, 2014, segment operating profit and segment operating profit margin increased $25.8 million and 2.4 percentage points, respectively. These increases were attributable to increased bill rates, higher utilization, performance-based fees and the implementation of other margin improvement initiatives.

Energy
	For the year ended December 31,			2016 over 2015 Increase (Decrease) Percentage	2015 over 2014 Increase (Decrease) Percentage
	2016	2015	2014
Revenues before reimbursements (in 000s)	$115,940	$106,023	$97,667	9.4	8.6
Total revenues (in 000s)	$133,612	$124,491	$115,612	7.3	7.7
Segment operating profit (in 000s)	$32,637	$31,380	$30,507	4.0	2.9

Key segment operating metrics:
Segment operating profit margin	28.1%	29.6%	31.2%	(5.1)	(5.1)
Average FTE — Consulting	377	344	330	9.6	4.2
Average FTE — Technology, Data & Process	62	65	52	(4.6)	25.0
Average utilization rates based on 1,850 hours	72%	74%	74%	(2.7)	—
Average bill rate	$205	$199	$191	3.0	4.2

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

Year ended December 31, 2016 compared to the year ended December 31, 2015

RBR for this segment increased 9.4% for the year ended December 31, 2016 compared to the year ended December 31, 2015. RBR for the year ended December 31, 2016 reflected the November 2016 acquisition of Ecofys. Nearly two-thirds of the year-over-year RBR increase was due to organic growth, primarily due to an increase in demand for strategy and operations and energy efficiency evaluation and standards engagements driven by ongoing penetration of key client accounts.

Average FTE — Consulting increased 9.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the Ecofys acquisition and additional hires to support increased demand for the segment’s service offerings as noted above. Average FTE — Technology, Data & Process decreased 4.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to resource alignment. Utilization decreased 2.7% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to delays in expected sales pipeline conversion. Average bill rate increased 3.0% to $205 for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to bill rate increases and changes in project mix.

For the year ended December 31, 2016 compared to the year ended December 31, 2015, segment operating profit increased $1.3 million mainly due to the Ecofys acquisition. Segment operating profit margin decreased 1.5 percentage points for the year ended December 31, 2016 compared to the year ended December 31, 2015 as the costs of new hires outpaced associated RBR growth for the year and certain engagements were accepted at lower margin levels.

Year ended December 31, 2015 compared to the year ended December 31, 2014

RBR for this segment increased 8.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The year-over-year increase was mainly due to increased demand for the segment’s strategy and operations service offerings led by risk management, transmission planning, and performance excellence. Utilization was flat for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Average FTE — Consulting increased 4.2% relating to hiring offset by attrition and the personnel reclassification mentioned below. Average FTE — Technology, Data & Process increased 25.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014 mainly due to the reclassification of 10 FTE previously reported within FTE — Consulting to FTE — Technology, Data & Process in 2015 in order to combine the segment’s research, benchmarking and modeling teams. Average bill rate increased 4.2% to $199 over the year ended December 31, 2015 compared to the year ended December 31, 2014 due to bill rate increases and changes in project mix.

For the year ended December 31, 2015 compared to the year ended December 31, 2014, segment operating profit increased $0.9 million due to higher RBR partially offset by higher compensation and benefits expenses and incentive based compensation. Segment operating profit margin decreased 1.6 percentage points for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of certain investments in targeted growth areas for the segment which, in turn, resulted in higher compensation and recruiting expenses without an offsetting increase in RBR.

Financial Services Advisory and Compliance
	For the year ended December 31,			2016 over 2015 Increase (Decrease) Percentage	2015 over 2014 Increase (Decrease) Percentage
	2016	2015	2014
Revenues before reimbursements (in 000s)	$152,166	$124,359	$135,498	22.4	(8.2)
Total revenues (in 000s)	$173,391	$142,959	$162,637	21.3	(12.1)
Segment operating profit (in 000s)	$63,464	$49,130	$58,929	29.2	(16.6)

Key segment operating metrics:
Segment operating profit margin	41.7%	39.5%	43.5%	5.6	(9.2)
Average FTE — Consulting	308	293	273	5.1	7.3
Average utilization rates based on 1,850 hours	78%	76%	80%	2.6	(5.0)
Average bill rate	$301	$275	$275	9.5	—

The Financial Services Advisory and Compliance (formerly Financial, Risk & Compliance) segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance and valuation services to clients in a broad variety of industries.

Year ended December 31, 2016 compared to the year ended December 31, 2015

RBR for this segment increased 22.4% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The year-over-year increase in RBR was primarily due to increased demand for financial crimes consulting expertise and compliance engagements from major financial institutions.

Average FTE — Consulting increased 5.1% for the year ended December 31, 2016 compared to the year ended December 31, 2015 to meet demand needs. Average bill rate increased 9.5% to $301 for the year ended

December 31, 2016 compared to the year ended December 31, 2015 mainly due to a change in project mix. Utilization increased 2.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to the higher volume of work discussed above.

For the year ended December 31, 2016 compared to the year ended December 31, 2015, segment operating profit and segment operating profit margin increased $14.3 million and 2.2 percentage points, respectively, mainly due to higher RBR driven by higher demand, higher bill rates and utilization, and use of flexible resources, partially offset by higher compensation and benefits expense due to an increase in FTE — Consulting, annual wage increases and higher incentive-based compensation.

Year ended December 31, 2015 compared to the year ended December 31, 2014

RBR for this segment decreased 8.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The year-over-year decrease in RBR was mainly due to a lower volume of work from an ongoing large financial institution client.

Average FTE — Consulting increased 7.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to additional compliance consulting work and continuing demand for anti-money laundering consulting services which drove additional hiring and the conversion of certain project employees to FTE status during the second half of 2014. Average bill rate was flat at $275 for the year ended December 31, 2015 compared to the year ended December 31, 2014. Utilization decreased 5.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014 mainly due to the lower volume of work discussed above in the 2015 compared to 2014.

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

Disputes, Forensics & Legal Technology
	For the year ended December 31,			2016 over 2015 Increase (Decrease) Percentage	2015 over 2014 Increase (Decrease) Percentage
	2016	2015	2014
Revenues before reimbursements (in 000s)	$316,372	$314,628	$309,570	0.6	1.6
Total revenues (in 000s)	$338,244	$338,152	$333,273	—	1.5
Segment operating profit (in 000s)	$108,685	$102,449	$104,466	6.1	(1.9)

Key segment operating metrics:
Segment operating profit margin	34.4%	32.6%	33.7%	5.5	(3.3)
Average FTE — Consulting	488	487	519	0.2	(6.2)
Average FTE — Technology, Data & Process	192	210	199	(8.6)	5.5
Average utilization rates based on 1,850 hours	73%	75%	71%	(2.7)	5.6
Average bill rate	$371	$373	$368	(0.5)	1.4

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

Year ended December 31, 2016 compared to the year ended December 31, 2015

RBR for this segment increased 0.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The year-over-year increase in RBR was mainly due to strong demand for our global expertise in complex industrial, infrastructure and commercial project matters and an increase in performance-based fees associated with mass tort claims work offset by a decline in demand due to the ongoing competitive environment for legal technology solutions. In addition, the segment experienced declines as a result of large engagements that ended during the year ended December 31, 2016. Although performance-based fees associated with mass tort claim work contributed to year-over-year growth, we do not expect to sustain the same level of performance-based fees going forward as during the year ended December 31, 2016.

Average FTE — Consulting was relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015 as personnel reductions taken during the year ended December 31, 2015 were offset by new hires within certain strategic growth areas during the year ended December 31, 2016. Average FTE —Technology, Data & Process decreased 8.6% over the same periods due to the reasons discussed above. Average bill rate was relatively flat at $371 for the year ended December 31, 2016, compared to the year ended December 31, 2015. Utilization decreased 2.7% for the same periods due to a shift in project mix driven by the change in demand discussed above.

For the year ended December 31, 2016 compared to the year ended December 31, 2015 segment operating profit and segment operating profit margin increased $6.2 million and 1.8 percentage points, respectively, mainly due to higher performance-based fees associated with mass tort claims work for which certain costs of services were incurred in prior periods and lower compensation and benefits expenses as a result of cost management actions taken during the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, severance expense was $1.7 million and $4.4 million, respectively.

Year ended December 31, 2015 compared to the year ended December 31, 2014

RBR for this segment increased 1.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The year-over-year increase in RBR was mainly due to increased demand for our global expertise in large infrastructure and construction matters and other large client engagements, partially offset by a decline due to the ongoing competitive environment for legal technology solutions. In addition, performance-based fees for the years ended December 31, 2015 and 2014 were nil and $1.9 million, respectively.

Average FTE — Consulting decreased 6.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to planned personnel actions. Average FTE — Technology, Data & Process increased 5.5% due to an anticipated increase in demand for those services. Average bill rate increased 1.4% to $373 for the year ended December 31, 2015, compared to the year ended December 31, 2014. Utilization increased 5.6% in line with the segment’s increase in RBR.

For the year ended December 31, 2015 compared to the year ended December 31, 2014 segment operating profit decreased $2.0 million mainly due to increased RBR partially offset by increased costs discussed below. Segment operating profit margin decreased 1.1 percentage points mainly due to higher incentive based compensation and severance expense partially offset by higher RBR for the year ended December 31, 2015 compared to the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, severance expense was $4.4 million and $1.5 million, respectively.

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

The amounts in the following table are in thousands, except for per share data:

	Dec. 31, 2016	Sep. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sep. 30, 2015	June 30, 2015	Mar. 31, 2015
Revenues before reimbursements	$239,671	$237,115	$238,485	$223,475	$211,995	$209,634	$211,023	$201,156
Reimbursements	26,430	24,294	23,198	21,812	20,623	20,624	22,416	22,015

Total revenues	266,101	261,409	261,683	245,287	232,618	230,258	233,439	223,171
Cost of services before reimbursable expenses	163,968	156,061	157,966	153,940	146,195	141,731	145,367	138,601
Reimbursable expenses	26,430	24,294	23,198	21,812	20,623	20,624	22,416	22,015

Total cost of services	190,398	180,355	181,164	175,752	166,818	162,355	167,783	160,616
General and administrative expenses	42,490	42,126	44,507	39,831	36,100	36,629	39,068	35,665
Depreciation expense	7,197	7,008	7,015	6,522	6,579	5,954	5,724	5,355
Amortization expense	2,790	2,905	2,891	2,921	1,963	2,084	2,297	2,269
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	—	480	850	—	(422)	—	2,308	(14,933)
Office consolidation, net	368	—	174	—	26	—	1,804	936
Loss on disposition of assets	—	—	—	—	—	283	—	—
Other impairment	—	—	—	—	—	—	98	—

Operating income	22,858	28,535	25,082	20,261	21,554	22,953	14,357	33,263
Interest expense	1,236	1,310	1,429	1,260	928	1,018	1,238	1,732
Interest income	(31)	(35)	(36)	(39)	(72)	(77)	(46)	(55)
Other (income) expense, net	(635)	(350)	(444)	(340)	(212)	(328)	176	(328)

Income before income tax expense	22,288	27,610	24,133	19,380	20,910	22,340	12,989	31,914
Income tax expense	8,784	10,435	9,356	6,738	7,711	8,164	5,162	6,771

Net income	$13,504	$17,175	$14,777	$12,642	$13,199	$14,176	$7,827	$25,143

Basic net income per share	$0.29	$0.36	$0.31	$0.27	$0.28	$0.30	$0.16	$0.52
Shares used in computing basic per share data	47,026	47,369	47,550	47,425	47,516	47,835	48,150	48,123
Diluted net income per share	$0.28	$0.35	$0.30	$0.26	$0.27	$0.29	$0.16	$0.51
Shares used in computing diluted per share	48,618	48,763	48,841	49,031	49,007	49,155	49,310	49,413

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, timing of acquisitions, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, including the ability of clients to terminate engagements without penalty, attaining certain contractual outcomes, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by other operating costs (benefit). In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt. Other (income) loss will fluctuate from quarter to quarter due to the impact of foreign currency translations for transactions recorded in non-functional currencies.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net cash provided by operating activities	$110,027	$83,079	$90,097
Net cash used in investing activities	$(51,526)	$(117,412)	$(116,203)
Net cash (used in) provided by financing activities	$(58,798)	$40,811	$26,882

Generally, our primary sources of cash include cash flows from operations and borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ operating cash requirements are generally lower. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable Days Sales Outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 81 days at December 31, 2016, compared to 76 days at December 31, 2015 and 69 days at December 31, 2014. The increase in DSO at December 31, 2016 compared to December 31, 2015, reflects slower collections for select client engagements and milestone billing arrangements. DSO at December 31, 2015 increased compared to December 31, 2014 primarily due to the impact of the McKinnis acquisition and certain milestone billing arrangements.

Operating Activities

Net cash provided by operating activities was $110.0 million for the year ended December 31, 2016 compared to $83.1 million and $90.1 million in 2015 and 2014, respectively. The increase in cash provided by operating activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to overall company growth and other changes in operating assets and liabilities including lower sign-on bonuses granted and higher incentive-based compensation accruals during the year ended December 31, 2016, partially offset by higher accounts receivable balances for the year ended December 31, 2016. As noted above, DSO at December 31, 2016 was higher than at December 31, 2015. The decrease in cash provided by operating activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased working capital and income taxes paid.

Investing Activities

Net cash used in investing activities was $51.5 million for the year ended December 31, 2016 compared to $117.4 million and $116.2 million for the years ended December 31, 2015 and 2014, respectively, primarily due to lower cash used in investing activities in the current year for acquisitions (see Note 3 — Acquisitions to the notes to our consolidated financial statements) and capital expenditures. Cash used in investing activities was marginally higher in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to an increase in capital expenditures mainly relating to leasehold improvements associated with the consolidation of our offices located in New York City, technology infrastructure spending and higher deferred acquisition liability payments, partially offset by lower acquisitions spending during the year ended December 31, 2015 (see Note 3 — Acquisitions to the notes to our consolidated financial statements).

Financing Activities

Net cash used in financing activities was $58.8 million for the year ended December 31, 2016 compared to net cash provided by financing activities of $40.8 million and $26.9 million for the year ended December 31, 2015 and 2014, respectively. The cash used in financing activities during the year ended December 31, 2016 was primarily related to higher repayments of bank borrowings made during 2016 and lower contingent acquisition liability payments compared to the year ended December 31, 2015. The cash provided by financing activities increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher borrowings related to the McKinnis acquisition.

During the year ended December 31, 2016, we purchased 1,436,147 shares of our common stock in the open market for $25.1 million compared to 1,589,072 shares for $24.0 million and 1,653,315 shares for $27.3 million during the years ended December 31, 2015 and 2014, respectively.

Debt, Commitments and Capital

For further information regarding our debt, see Note 12 — Bank Debt to the notes to our consolidated financial statements.

At December 31, 2016, we had total contractual obligations of $299.5 million. The following table shows the components of our significant commitments at December 31, 2016 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2017	2018 to 2019	2020 to 2021	Thereafter
Deferred acquisition liabilities(a)	$11,723	$10,780	$663	$280	$—
Purchase obligations(b)	2,867	2,867	—	—	—
Revolving credit facility(c)(d)	135,030	—	135,030	—	—
Lease commitments	149,880	26,158	45,731	34,567	43,424

Total contractual obligations	$299,500	$39,805	$181,424	$34,847	$43,424

a)	Settlement of the liabilities is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reaches their maximum target, our maximum deferred contingent acquisition liability would have been $27.8 million at December 31, 2016.

b)	We have purchase obligations of $2.5 million related to the purchase of furniture for our new corporate headquarters in Chicago and $0.4 million related to IT services.

c)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 12 — Bank Debt to the notes to our consolidated financial statements for further information on our credit facility.

d)	At December 31, 2016, we had $4.1 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Through December 31, 2016, we repurchased an aggregate of 8,573,960 shares of our common stock for approximately $126.1 million under our share repurchase program. Effective July 1, 2015, the share repurchase authorization was increased to $100.0 million for the 30-month period ending December 31, 2017. At December 31, 2016, we had approximately $63.0 million remaining for share repurchases under the board authorization. See Part II, Item 5 of this report for additional information on the share repurchases.

During the year ended December 31, 2016, we retired 8,000,000 shares of treasury stock. As a result, within the stockholders’ equity accounts on our consolidated balance sheets, treasury stock was reduced by the fair value of the shares calculated using the weighted average treasury stock inventory price, common stock was reduced for the aggregate par value of the shares retired, with the difference recorded as a reduction to retained earnings.

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

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of arrangements: time and material, fixed-fee, units of production and performance based.

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

With our fixed-fee arrangements, we are contracted to complete a pre-determined set of professional services for a pre-determined fee. However, the fee and engagement scope can be adjusted based on a mutual agreement between us and the client. In many cases, the recording of fixed revenue amounts requires us to make an estimate of the total amount of work to be performed, and revenues are then recognized as efforts are expended based on hours worked unless another method such as output or straight-line is more representative of revenue earned.

We also have certain arrangements in which the fees are dependent on the completion of contractually defined outcomes. In many cases, this fee is earned in addition to an hourly or fixed-fee, but is not recognized until certain contractual milestones or outcomes are met. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized.

We may provide multiple deliverables under the terms of one or multiple arrangements. Arrangements under these scenarios are evaluated in order to determine whether one or more units of accounting are present and revenue is allocated appropriately to each unit of accounting.

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are passed through to clients as contractually allowed. Typically, reimbursable expenses are recognized as revenue during the period in which the expenses are incurred.

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

Business Combinations

We recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. In addition, we recognize and measure contingent consideration at fair value as of the acquisition date. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from either the passage of time, revised expectations of performance, or ultimate settlement to the amount or timing of the initial measurement recognized in the consolidated statements of comprehensive income.

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

Goodwill is tested for impairment annually during the second quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not that the fair value has fallen below the carrying amount of an asset, thus requiring us to perform an interim goodwill impairment test. We consider elements and other factors including, but not limited to:

•	adverse changes in the business climate in which we operate;

•	attrition of key personnel;

•	unanticipated competition;

•	our market capitalization in comparison to our book value;

•	our recent operating performance; and/or

•	our financial projections.

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standards Codification 350 (ASC 350), is an operating segment of a business or one level below if discrete financial information is available and regularly reviewed by segment management. At December 31, 2016, we had four operating segments which are also considered to be our reporting units, as follows: Healthcare, Energy, Financial Services Advisory and Compliance, and Disputes, Forensics & Legal Technology.

Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2011-08, “Intangibles —Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If we conclude that it is not likely that the fair value of the reporting unit is less than its carrying amount, we would not be required to perform the two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of a reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach). The second step is performed only if the carrying value exceeds the fair value determined in step one.

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

Further information regarding our goodwill balances and current year impairment testing and review can be found in Note 5 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the U.S. and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income tax assets and liabilities are recorded for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

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

As a result of our adoption of FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), all of our deferred income taxes are classified as non-current.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to the notes to our consolidated financial statements for further information on our accounting policies and recent accounting pronouncements.

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

At December 31, 2016, our interest rate derivatives effectively fixed our LIBOR base rate on $45.0 million of our debt. Based on borrowings under our credit facility at December 31, 2016 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $90.0 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

At December 31, 2016, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2016, we had net assets of approximately $33.5 million with a functional currency of the U.K. Pound Sterling and $10.9 million with a functional currency of the Canadian Dollar related to our operations in the U.K. and Canada, respectively. At December 31, 2016, we had net liabilities denominated in non-functional currencies of approximately $5.1 million. As such, a ten percent change in the value of the local currencies would have resulted in a $0.5 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2016 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (2013). In the course of its evaluation, management concluded that we maintained effective control over financial reporting at December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

(3)	Changes in Internal Control over Financial Reporting

Except as described below, there has been no change in our internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new Enterprise Resource Planning (ERP) system and reporting platform. The first phase of the implementation was completed during the second quarter of 2016 and included implementing new modules related to our general ledger, project costing, contracts, billing and accounts receivable systems. Additionally, during the second and third quarters of 2016, a portion of our legacy operating and financial information was migrated to the new ERP system and reporting platform, which resulted in the modification of certain controls, procedures and processes. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We also conduct extensive post-implementation monitoring and testing of the effectiveness of our internal control over financial reporting, and Navigant has not experienced any significant deficiencies or material weaknesses in connection with the implementation or operation of the new ERP system and reporting platform. We plan to continue to migrate our legacy operating and financial information to the new ERP system and reporting platform.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited Navigant Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Navigant Consulting, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the financial statement schedule listed in the accompanying index, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

/s/    KPMG LLP

Chicago, Illinois

February 17, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders scheduled to be held on May 16, 2017 (2017 Proxy Statement) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be included under the headings “Stock Ownership of Directors, Executive Officers and Principal Holders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2017 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of this report are listed in the accompanying Index to the Consolidated Financial Statements.

(b) The exhibits filed as part of this report are listed below:

Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 14, 2014, among Navigant Consulting, Inc., Bobcat Acquisition Corporation, Cymetrix Corporation and certain securityholders of Cymetrix Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2014). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.)

2.2	Letter Agreement, dated May 22, 2014, by and between Navigant Consulting, Inc. and Michael Halberda, as Securityholder Representative, for and on behalf of each of the former securityholders of Cymetrix Corporation (Securityholders), pursuant to Section 9.23 of the Agreement and Plan of Merger, dated as of May 14, 2014, among Navigant Consulting, Inc., Bobcat Acquisition Corporation, Cymetrix Corporation and the Securityholders (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

2.3	Amendment, dated as of May 15, 2015, by and between Navigant Consulting, Inc. and Michael Halberda, as Securityholder Representative (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2015).

3.1	Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

3.2	Amendment to Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

3.3	Amended and Restated By-Laws of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2017).

10.1†	Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Notice and Proxy Statement filed with the SEC on March 28, 2007).

10.2†	First Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of April 22, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2008).

10.3†	Second Amendment to the Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended, effective as of December 18, 2009 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.4†	Navigant Consulting, Inc. Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 20, 2015).

10.5†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.6†	Navigant Consulting, Inc. Employee Stock Purchase Plan, effective January 1, 2007 (incorporated by reference to Exhibit A to our Definitive Notice and Proxy Statement filed with the SEC on March 27, 2006).

Exhibit No.	Description

10.7†	First Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.8†	Second Amendment to the Navigant Consulting, Inc. Employee Stock Purchase Plan, effective as of December 31, 2009 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.9†	Form of Non-Qualified Stock Option Award Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.10†	Form of Non-Employee Director Stock Option Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.11†	Form of Executive Officer Stock Option Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.12†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Vesting) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.13†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Separation From Service) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.14†	Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.15†	Form of Executive Officer Stock Option Award Agreement (2012 Long-Term Incentive Plan —Retirement Vesting) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.16†	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.17†	Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan — revised March 2016) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.18†	Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan — revised March 2016) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.19†	Form of Stock Option Award Agreement (2012 Long-Term Incentive Plan — revised March 2016) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.20†	Form of Restricted Stock Unit Award Agreement (Mr. Lieberman Initial Grant) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2016).

10.21†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

Exhibit No.	Description

10.22†	Amendment Number One to the Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 24, 2008).

10.23†	Amended and Restated Employment Agreement, effective as of March 1, 2012, between Navigant Consulting, Inc. and Julie M. Howard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2012).

10.24†	Amended and Restated Employment Agreement, effective as of October 1, 2013, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 4, 2013).

10.25†	Interim Executive Officer Agreement, dated as of November 9, 2015, between Navigant Consulting, Inc. and Thomas A. Nardi (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2015).

10.26†	Offer Letter dated February 19, 2016 between Navigant Consulting, Inc. and Stephen Lieberman (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2016).

10.27†	Offer Letter dated March 28, 2016 between Navigant Consulting, Inc. and Lee A. Spirer (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.28	Credit Agreement, dated as of May 27, 2011, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.29	First Amendment to Credit Agreement, dated as of September 19, 2013, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 24, 2013).

10.30	Second Amendment to Credit Agreement, dated as of February 19, 2014, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto and the Lenders from time to time party thereto, including Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

21.1	Subsidiaries of Navigant Consulting, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer

Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JULIE M. HOWARD Julie M. Howard	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2017

/s/ STEPHEN R. LIEBERMAN Stephen R. Lieberman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2017

/s/ SCOTT S. HARPER Scott S. Harper	Vice President and Controller (Principal Accounting Officer)	February 17, 2017

/s/ KEVIN M. BLAKELY Kevin M. Blakely	Director	February 17, 2017

/s/ CYNTHIA A. GLASSMAN Hon. Cynthia A. Glassman	Director	February 17, 2017

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 17, 2017

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 17, 2017

/s/ JAMES R. THOMPSON Governor James R. Thompson	Director	February 17, 2017

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 17, 2017

/s/ RANDY H. ZWIRN Randy H. Zwirn	Director	February 17, 2017

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Navigant Consulting, Inc.:

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed within the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navigant Consulting, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 17, 2017

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$8,291	$8,895
Accounts receivable, net	261,755	216,660
Prepaid expenses and other current assets	29,762	29,729

Total current assets	299,808	255,284
Non-current assets:
Property and equipment, net	82,953	76,717
Intangible assets, net	28,727	38,160
Goodwill	625,027	623,204
Other assets	18,282	22,531

Total assets	$1,054,797	$1,015,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,871	$9,497
Accrued liabilities	16,144	10,719
Accrued compensation-related costs	106,779	91,577
Income tax payable	1,564	—
Other current liabilities	38,616	32,147

Total current liabilities	174,974	143,940
Non-current liabilities:
Deferred income tax liabilities	77,737	75,719
Other non-current liabilities	32,579	28,956
Bank debt non-current	135,030	173,743

Total non-current liabilities	245,346	278,418

Total liabilities	420,320	422,358

Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000 shares authorized; 57,325 and 64,465 issued as of December 31, 2016 and 2015, respectively	57	64
Additional paid-in capital	644,519	627,976
Treasury stock, 10,339 and 16,903 shares as of December 31, 2016 and 2015, respectively	(181,361)	(296,624)
Retained earnings	196,468	278,682
Accumulated other comprehensive loss	(25,206)	(16,560)

Total stockholders’ equity	634,477	593,538

Total liabilities and stockholders’ equity	$1,054,797	$1,015,896

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the year ended December 31,
	2016	2015	2014
Revenues before reimbursements	$938,746	$833,808	$766,552
Reimbursements	95,734	85,678	93,065

Total revenues	1,034,480	919,486	859,617
Cost of services before reimbursable expenses	631,935	571,894	519,157
Reimbursable expenses	95,734	85,678	93,065

Total cost of services	727,669	657,572	612,222
General and administrative expenses	168,954	147,462	136,057
Depreciation expense	27,742	23,612	19,580
Amortization expense	11,507	8,613	5,959
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	1,330	(13,047)	(4,992)
Office consolidation, net	542	2,766	725
Loss (gain) on disposition of assets	—	283	(541)
Goodwill impairment	—	—	122,045
Other impairment	—	98	1,343

Operating income (loss)	96,736	92,127	(32,781)
Interest expense	5,235	4,916	5,918
Interest income	(141)	(250)	(274)
Other income, net	(1,769)	(692)	(167)

Income (loss) from continuing operations before income tax expense (benefit)	93,411	88,153	(38,258)
Income tax expense (benefit)	35,313	27,808	(1,351)

Net income (loss) from continuing operations	58,098	60,345	(36,907)
Income from discontinued operations, net of tax	—	—	509

Net income (loss)	$58,098	$60,345	$(36,398)

Basic per share data
Net income (loss) from continuing operations	$1.23	$1.26	$(0.76)
Income from discontinued operations, net of tax	—	—	0.01

Net income (loss)	$1.23	$1.26	$(0.75)

Shares used in computing basic per share data	47,343	47,906	48,741
Diluted per share data
Net income (loss) from continuing operations	$1.19	$1.23	$(0.76)
Income from discontinued operations, net of tax	—	—	0.01

Net income (loss)	$1.19	$1.23	$(0.75)

Shares used in computing diluted per share data	48,813	49,224	48,741
Net income (loss)	$58,098	$60,345	$(36,398)
Other comprehensive loss, net of tax
Unrealized net loss, foreign currency translation	(8,720)	(4,473)	(2,844)
Unrealized net loss on interest rate derivatives	(72)	(317)	(127)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	146	314	228

Other comprehensive loss, net of tax	(8,646)	(4,476)	(2,743)

Total comprehensive income (loss), net of tax	$49,452	$55,869	$(39,141)

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2013	62,802	(13,770)	$63	$598,724	$(247,106)	$(9,341)	$254,735	$597,075
Comprehensive loss	—	—	—	—	—	(2,743)	(36,398)	(39,141)
Issuances of common stock	195	—	—	2,833	—	—	—	2,833
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	2,069	—	—	—	2,069
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	701	(58)	1	(3,816)	(1,045)	—	—	(4,860)
Share-based compensation expense	10	(10)	—	9,489	(173)	—	—	9,316
Additional paid-in capital recorded through compensation expense	—	—	—	2,583	—	—	—	2,583
Repurchases of common stock	—	(1,653)	—	—	(27,284)	—	—	(27,284)

Balance at December 31, 2014	63,708	(15,491)	$64	$611,882	$(275,608)	$(12,084)	$218,337	$542,591
Comprehensive (loss) income	—	—	—	—	—	(4,476)	60,345	55,869
Issuances of common stock related to business combinations	—	177	—	—	3,000	—	—	3,000
Issuances of common stock	488	—	—	5,974	—	—	—	5,974
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	311	—	—	—	311
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	269	—	—	(1,811)	5	—	—	(1,806)
Share-based compensation expense	—	—	—	10,328	—	—	—	10,328
Additional paid-in capital recorded through compensation expense	—	—	—	1,292	—	—	—	1,292
Repurchases of common stock	—	(1,589)	—	—	(24,021)	—	—	(24,021)

Balance at December 31, 2015	64,465	(16,903)	$64	$627,976	$(296,624)	$(16,560)	$278,682	$593,538
Comprehensive (loss) income	—	—	—	—	—	(8,646)	58,098	49,452
Issuances of common stock	290	—	—	4,299	—	—	—	4,299
Tax benefits on stock options exercised and restricted stock units vested	—	—	—	1,218	—	—	—	1,218
Vesting of restricted stock units, net of forfeitures and tax withholdings	570	—	1	(3,983)	—	—	—	(3,982)
Share-based compensation expense	—	—	—	13,071	—	—	—	13,071
Additional paid-in capital recorded through compensation expense	—	—	—	1,938	—	—	—	1,938
Repurchases of common stock	—	(1,436)	—	—	(25,057)	—	—	(25,057)
Treasury stock retirement	(8,000)	8,000	(8)	—	140,320	—	(140,312)	—

Balance at December 31, 2016	57,325	(10,339)	$57	$644,519	$(181,361)	$(25,206)	$196,468	$634,477

See accompanying notes to consolidated financial statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$58,098	$60,345	$(36,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	27,742	23,612	19,580
Amortization expense	11,507	8,613	5,959
Amortization expense — client-facing software	725	867	1,218
Share-based compensation expense	13,071	10,328	9,316
Accretion of interest expense	788	1,185	2,351
Deferred income taxes	(2,154)	13,807	(18,052)
Allowance for doubtful accounts receivable	8,815	2,578	5,009
Contingent acquisition liability adjustments, net	1,330	(13,047)	(4,992)
Gain on disposition of discontinued operations	—	—	(509)
Goodwill impairment	—	—	122,045
Other, net	(1,672)	546	802
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(49,972)	(27,875)	(14,844)
Prepaid expenses and other assets	4,189	(5,575)	(303)
Accounts payable	1,630	(2,271)	(2,123)
Accrued liabilities	874	476	(1,316)
Accrued compensation-related costs	14,447	6,875	2,712
Income taxes payable	5,773	(4,081)	2,185
Other liabilities	14,836	6,696	(2,543)

Net cash provided by operating activities	110,027	83,079	90,097
Cash flows from investing activities:
Purchases of property and equipment	(28,665)	(39,094)	(23,506)
Acquisitions of businesses, net of cash acquired	(15,426)	(64,037)	(89,180)
Other acquisition payments	(5,500)	—	—
Proceeds from dispositions, net of selling costs	—	—	2,324
Payments of acquisition liabilities	(1,165)	(13,546)	(4,960)
Capitalized client-facing software	(770)	(735)	(881)

Net cash used in investing activities	(51,526)	(117,412)	(116,203)
Cash flows from financing activities:
Issuances of common stock	4,299	5,974	2,833
Repurchases of common stock	(25,057)	(24,021)	(27,284)
Payments of contingent acquisition liabilities	(828)	(4,592)	(464)
Repayments to banks	(410,197)	(332,455)	(323,374)
Borrowings from banks	375,708	397,320	377,839
Other, net	(2,723)	(1,415)	(2,668)

Net cash (used in) provided by financing activities	(58,798)	40,811	26,882

Effect of exchange rate changes on cash and cash equivalents	(307)	(231)	(96)

Net (decrease) increase in cash and cash equivalents	(604)	6,247	680
Cash and cash equivalents at beginning of the period	8,895	2,648	1,968

Cash and cash equivalents at end of the period	$8,291	$8,895	$2,648

Supplemental Consolidated Cash Flow Information

	For the year ended December 31,
	2016	2015	2014
Interest paid	$3,692	$3,183	$2,841
Income taxes paid, net of refunds	$22,752	$16,733	$12,307

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

We are headquartered in Chicago, Illinois and have offices in various cities within the U.S., as well as offices in countries in Europe, the Middle East, and Asia. Our non-U.S. subsidiaries, in the aggregate, represented approximately 9%, 9% and 8% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. Examples include: determination of the allowance for doubtful accounts, accruals for incentive compensation, the fair value of deferred contingent acquisition liabilities, revenue-related percentage of completion estimates, the measurement of deferred tax assets, estimating future performance for recording expense associated with our performance based long-term incentive plan, and the assessment of recoverability of intangible assets and goodwill. We base our estimates on historical trends, current experience and other assumptions that we believe are reasonable.

Cash and Cash Equivalents

Cash equivalents are comprised of liquid instruments with original maturity dates of 90 days or less.

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2016 and 2015 based upon the short-term nature of the assets and liabilities. In addition, the fair value of our bank debt considers counterparty and our own credit risk and as of December 31, 2016, approximated carrying value as it bears interest at variable rates. As noted below, we maintain interest rate derivatives which are recorded at fair value (see Note 16 — Fair Value).

Accounts Receivable Realization

We maintain allowances for doubtful accounts for estimated losses resulting from our clients’ inability to make required cash payments of amounts due to us or for disputes that affect our ability to fully collect our billed accounts receivable or for potential fee reductions negotiated by clients. Our estimation is based on historical

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment, Net

We record property and equipment at cost. We compute depreciation using the straight-line method based on the estimated useful lives of the assets, ranging from three to seven years for software, furniture, fixtures and equipment. We compute amortization of leasehold improvements over the shorter of the remaining lease term or the estimated useful life of the asset. The lease term of our leaseholds expire at various dates through 2028. During the years ended December 31, 2016, 2015 and 2014, we capitalized compensation costs related to internally developed software for internal use of $1.4 million, $1.5 million and $1.3 million, respectively. We capitalize internally developed software costs during the development stage.

Client-Facing Software

Prepaid expenses and other assets also include investments in capitalized client-facing software which is utilized to deliver services to or licensed to our clients. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life. During the years ended December 31, 2016, 2015 and 2014, we capitalized compensation costs related to internally developed client-facing software of $0.1 million, nil, and $0.3 million, respectively. We capitalize internally developed software costs during the development stage.

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

The collectability of the unsecured employee loans is reviewed on a quarterly basis based on our assessment of the employee’s ability to repay the loan should the contractual requirements of the loan not be fulfilled.

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

Goodwill is tested for impairment annually during the second quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not that the fair value has fallen below the carrying amount of an asset and thus requiring us to perform an interim goodwill impairment test. We consider elements and other factors including, but not limited to:

•	adverse changes in the business climate in which we operate;

•	attrition of key personnel;

•	unanticipated competition;

•	our market capitalization in comparison to our book value;

•	our recent operating performance; and/or

•	our financial projections.

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by ASC Topic 350, is an operating segment of a business or one level below an operating segment if discrete financial information is available and regularly reviewed by segment management. At December 31, 2016, we had four operating segments which were also considered to be our reporting units, as follows: Healthcare; Energy; Financial Services Advisory and Compliance; and Disputes, Forensics & Legal Technology.

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

Further information regarding our goodwill balances and current year impairment testing and review can be found in Note 5 — Goodwill and Intangible Assets, Net.

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of arrangements: time and material, fixed-fee, units of production and performance based.

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

With our fixed-fee arrangements, we are contracted to complete a pre-determined set of professional services for a pre-determined fee. However, the fee and engagement scope can be adjusted based on a mutual agreement between us and the client. In many cases, the recording of fixed revenue amounts requires us to make an estimate of the total amount of work to be performed, and revenues are then recognized as efforts are expended based on hours worked unless another method such as output or straight-line is more representative of revenue earned.

We also have certain arrangements in which the fees are dependent on the completion of contractually defined outcomes. In many cases, this fee is earned in addition to an hourly or fixed-fee, but is not recognized

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until certain contractual milestones or outcomes are met. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized.

We may provide multiple deliverables under the terms of one or multiple arrangements. Arrangements under these scenarios are evaluated in order to determine whether one or more units of accounting are present and revenue is allocated appropriately to each unit of accounting.

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are passed through to clients as contractually allowed. Typically, reimbursable expenses are recognized as revenue during the period in which the expenses are incurred.

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

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment of estimated tax obligations. We are subject to income taxes in the U.S. and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during any of the years ended December 31, 2016, 2015 or 2014.

Treasury Stock

We account for treasury stock transactions at cost and for the reissuance of treasury stock using the average cost method.

Foreign Currency Transactions

Assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. Dollar (USD) are translated into USD using the exchange rates in effect at period end. Revenue and expense items are translated using the average exchange rates for the period. These currency translation adjustments are reflected within stockholders’ equity as a component of accumulated other comprehensive loss.

Our foreign subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in other income, net in the consolidated statements of comprehensive income (loss). We recognized $1.7 million, $0.1 million and $0.2 million gains for the years ended December 31, 2016, 2015 and 2014, respectively.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive loss. Such instruments are recorded at fair value at each reporting date on a recurring basis. Changes in fair value as calculated are recorded in other comprehensive income (loss) (see Note 11 — Derivatives and Hedging Activity) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of comprehensive income (loss). The differentials to be received or paid under the instruments are recognized in earnings over the life of the contract as adjustments to interest expense. During the years ended December 31, 2016, 2015 and 2014, we recorded no gain or loss due to ineffectiveness and recorded $0.2 million, $0.5 million and $0.4 million, respectively, in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2016, we expect no material expense related to these instruments for the year ending December 31, 2017.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of our derivative instruments are transacted under International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events, and it is our policy to net all derivative assets and liabilities on the consolidated balance sheets. As of December 31, 2016 and 2015, all of our derivative instruments were held with counterparties that are lenders under our credit agreement.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Deferred contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. For the year ended December 31, 2016, we recorded a cost of $1.3 million, and during the years ended December 31, 2015 and 2014, we recorded benefits of $13.0 million and $5.0 million, respectively, in other operating costs (benefit) for these fair value adjustments. The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on Level 3 observable inputs. Further information regarding our contingent acquisition liability balances can be found in Note 16 — Fair Value.

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

Comprehensive Income

Comprehensive income consists of net income (loss), unrealized foreign currency translation adjustments and unrealized net loss and/or gain on interest rate derivatives.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on principal versus agent considerations, accounting for licenses of intellectual property and identifying performance obligations. Although early adoption as of the original effective date of January 1, 2017 is permitted, we will elect to adopt on January 1, 2018 as the effective date for us. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate that we will see the most impact in contracts which include variable consideration and anticipate adopting the standard using the cumulative catch-up transition method. We will continue to evaluate the impact of our pending adoption of this guidance to our consolidated financial statements and our preliminary assessments are subject to change.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update includes amendments that change the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, which clarified the guidance in ASU 2015-03 that for a line-of-credit (revolving credit) arrangement the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term. We adopted this standard as of January 1, 2016; however, since our credit facility is a revolving credit arrangement we will continue to present our current net debt issuance cost balance in other assets. Our net debt issuance cost as of December 31, 2016 was $0.9 million.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This update requires the acquirer in a business combination to recognize to the income statement adjustments to provisional amounts that are identified during the measurement period in the reporting period in which adjustment amounts are determined. The adjustments are calculated as if the accounting had been completed at the acquisition date. Prior to this update, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This standard was adopted by us on January 1, 2016, and will be applied, as needed, to acquisitions after this date.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax liabilities and assets be offset by jurisdiction and presented as a single amount is not affected by this standard update. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. Early adoption of the standard is permitted, and the standard may be applied either retrospectively or prospectively. We adopted this standard prospectively as of October 1, 2015, and have reclassified our deferred tax assets and liabilities to the net non-current deferred tax liability in our consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), which simplifies the accounting for share-based payment transactions. As required by the standard, excess tax benefits and deficiencies recognized on share-based compensation expense will be recorded in the consolidated statements of comprehensive income (loss) as a component of income tax expense rather than additional paid-in capital on the consolidated balance sheets. Also, as required by the standard, excess tax benefits recognized on stock-based compensation expense will be classified as an operating activity in our consolidated statements of cash flows rather than a financing activity. These changes will be adopted on a prospective basis. Lastly, the update allows forfeitures to be estimated or recognized when they occur, rather than estimating the expected forfeitures over the course of the vesting period. We plan to elect to account for forfeitures as occurred. This change in accounting policy will be applied on a modified retrospective basis. Following adoption, the primary impact on our consolidated financial statements will be increased volatility in the reported amounts of income tax expense and net income (loss). We estimate this change will reduce our fiscal year 2017 effective tax rate by an immaterial amount. Other impacts are expected to be immaterial to our consolidated balance sheet and statements of comprehensive income. This standard will be effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2016. We will adopt the new guidance on January 1, 2017. We are continuing to evaluate the impacts of the adoption of this guidance and our preliminary estimates and assessments are subject to change.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard and have determined that the way we classify our contingent acquisition liability payments in the statement of cash flows will change. Based on our initial evaluation, adoption of this standard may require an immaterial reclassification of a portion of the payments previously reported as financing activities for comparative periods in the statement of cash flows within our consolidated financial statements issued on or after January 1, 2018. Under this guidance, portions of these payments will be reclassified from financing activities to operating activities. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements

3.	ACQUISITIONS

2016 Acquisitions

During the year ended December 31, 2016, we acquired three businesses including Ecofys Investments B.V. (Ecofys) for an aggregate purchase price of $19.1 million, of which $17.6 million was paid in cash at closing. Ecofys was integrated into our Energy segment, and the other two acquired businesses were integrated into our Healthcare segment. None of these acquisitions were material to our consolidated financial position.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 Acquisitions

On December 31, 2015, we acquired McKinnis Consulting Services, LLC (McKinnis) to further expand our healthcare business. McKinnis specialized in providing revenue cycle assessment, strategy and optimization assistance for healthcare providers. The acquisition included approximately 70 professionals and was integrated into our Healthcare segment. We paid $45.7 million at closing, including $42.7 million in cash (net of cash acquired) and $3.0 million (or 176,758 shares) in our common stock. The purchase agreement also provides for a deferred contingent acquisition payment to the selling members of McKinnis in an amount up to $10.0 million based on the business achieving certain performance targets over the one-year period ending December 31, 2016. We estimated deferred contingent consideration fair value on the closing date to be $8.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. Based on a recent review of the business’ operating performance, the fair value of the deferred contingent acquisition liability was recorded at its maximum performance target of $10.0 million for the year ended December 31, 2016 and is expected to be settled during the first quarter of 2017. A working capital adjustment, including a $5.5 million payment to the selling members for undistributed cash held in the business as of the closing, was settled during the year ended December 31, 2016. As part of our purchase price allocation, we recorded $13.0 million in identifiable intangible assets, $45.5 million in goodwill and other net assets of $1.0 million.

On February 23, 2015, we acquired RevenueMed, Inc. (RevenueMed) to expand the business process management service capabilities within our Healthcare segment. RevenueMed specialized in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $21.3 million in cash (net of cash acquired) at closing. The purchase agreement also provided for a deferred contingent acquisition payment to the selling stockholders of RevenueMed in an amount up to $4.0 million based on the business achieving certain performance targets over the six-month period beginning January 1, 2015 and ending June 30, 2015, which was settled on October 1, 2015 for $4.0 million cash. We estimated deferred contingent consideration fair value on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. As part of our purchase price allocation, we recorded $7.3 million in identifiable intangible assets, $14.4 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Other net assets included a liability for uncertain tax positions of $1.3 million, and based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded in prepaid expenses and other current assets.

2014 Acquisitions

On May 14, 2014, we acquired Cymetrix Corporation to expand our healthcare business. Cymetrix specializes in providing business process management services to hospital and healthcare networks. This acquisition included approximately 600 professionals and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $76.9 million, including selling costs, in cash at closing. The terms of the original agreement provided for a deferred contingent acquisition payment to the selling stockholders of Cymetrix of up to $25.0 million based on the business achieving certain performance targets over the period beginning November 1, 2014 and ending October 31, 2015. The deferred contingent consideration fair value was estimated on the closing date to be $20.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate. During the year ended December 31, 2015, we amended the original agreement effectively changing the deferred contingent consideration to a fixed cash payment of $10.0 million, which resulted in an other operating benefit of $13.3 million. On December 28, 2015 we settled the liability in full. As part of our final purchase price allocation, we recorded $1.4 million in cash, $11.3 million in accounts receivable, net, $1.6 million in other current assets, $11.8 million in property and equipment, net, $71.3 million in goodwill, $18.0 million in identifiable intangible assets, and $36.9 million in total liabilities.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, during the year ended December 31, 2014, we acquired three other businesses, for an aggregate purchase price of $11.8 million, of which $9.3 million was paid in cash at closing. Two of the businesses were integrated into our Healthcare segment and the third was integrated into our Disputes, Forensics & Legal Technology segment. None of these other acquired businesses were material to our consolidated financial position.

See Note 16 — Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

Unaudited Pro Forma Information

The following supplemental pro forma financial information was prepared as if the 2016 and 2015 acquisitions noted above had occurred as of January 1, 2015. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the year ended December 31,
	2016	2015
Total revenues	$1,057,910	$976,388
Net income	$57,198	$61,196
Basic net income per basic share	$1.21	$1.27
Shares used in computing net income per basic share	47,343	48,082
Diluted net income per diluted share	$1.17	$1.24
Shares used in computing net income per diluted share	48,813	49,400

4.	SEGMENT INFORMATION

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

•

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

•

The Financial Services Advisory and Compliance (formerly Financial, Risk & Compliance) segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, litigation support and tax compliance and valuation services to clients in a broad variety of industries.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

The following information includes segment revenues before reimbursements, segment total revenues and segment operating profit. Certain unallocated expense amounts related to specific reporting segments have been excluded from segment operating profit to be consistent with the information used by management to evaluate segment performance. Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense attributed to certain retention incentives (see Note 8 — Share-based Compensation Expense and Note 9 —Supplemental Consolidated Balance Sheet Information).

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on the segment operations has been summarized as follows (in thousands):

	For the year ended December 31,
	2016	2015	2014
Revenues before reimbursements:
Healthcare	$354,268	$288,798	$223,817
Energy	115,940	106,023	97,667
Financial Services Advisory and Compliance	152,166	124,359	135,498
Disputes, Forensics & Legal Technology	316,372	314,628	309,570

Total revenues before reimbursements	$938,746	$833,808	$766,552

Total revenues:
Healthcare	$389,233	$313,884	$248,095
Energy	133,612	124,491	115,612
Financial Services Advisory and Compliance	173,391	142,959	162,637
Disputes, Forensics & Legal Technology	338,244	338,152	333,273

Total revenues	$1,034,480	$919,486	$859,617

Segment operating profit:
Healthcare	$115,163	$90,869	$65,104
Energy	32,637	31,380	30,507
Financial Services Advisory and Compliance	63,464	49,130	58,929
Disputes, Forensics & Legal Technology	108,685	102,449	104,466

Total segment operating profit	319,949	273,828	259,006

Segment reconciliation to income (loss) from continuing operations before income tax expense (benefit):
Reconciling items:
General and administrative expenses	168,954	147,462	136,057
Depreciation expense	27,742	23,612	19,580
Amortization expense	11,507	8,613	5,959
Other operating costs (benefit), net	1,872	(9,900)	118,580
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	13,138	11,914	11,611

Operating income (loss)	96,736	92,127	(32,781)
Interest and other expense, net	3,325	3,974	5,477

Income (loss) from continuing operations before income tax expense (benefit)	$93,411	$88,153	$(38,258)

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets allocated by segment include accounts receivable (net), certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	December 31,	December 31,
	2016	2015
Healthcare	$391,859	$379,032
Energy	120,311	108,630
Financial Services Advisory and Compliance	98,846	88,956
Disputes, Forensics & Legal Technology	330,239	332,772
Unallocated assets	113,542	106,506

Total assets	$1,054,797	$1,015,896

Geographic data

Total revenues and assets by geographic region were as follows (shown in thousands):

	For the year ended December 31,
	2016	2015	2014
Total revenue:
United States	$938,224	$833,527	$788,422
United Kingdom	55,626	62,099	56,536
Other	40,630	23,860	14,659

Total	$1,034,480	$919,486	$859,617

	December 31, 2016	December 31, 2015
Total assets:
United States	$952,572	$916,263
United Kingdom	62,156	80,209
Other	40,069	19,424

Total	$1,054,797	$1,015,896

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Changes made to our goodwill balances during the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics & Legal Technology	Total Company
Gross goodwill at December 31, 2015	$264,163	$76,566	$55,341	$354,604	$750,674
Acquisitions	8,057	2,122	—	—	10,179
Adjustments	(12)	—	(35)	(153)	(200)
Foreign currency translation	(176)	(764)	(1,522)	(5,694)	(8,156)

Gross goodwill at December 31, 2016	272,032	77,924	53,784	348,757	752,497
Accumulated goodwill impairment	—	—	—	(122,045)	(122,045)
Accumulated amortization	—	—	—	(5,425)	(5,425)

Net goodwill at December 31, 2016	$272,032	$77,924	$53,784	$221,287	$625,027

Changes made to our goodwill balances during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics & Legal Technology	Total Company
Gross goodwill at December 31, 2014	$204,469	$76,572	$55,320	$359,200	$695,561
Acquisitions	59,919	—	—	—	59,919
Dispositions	—	—	—	(8)	(8)
Adjustments	(11)	—	(35)	(155)	(201)
Foreign currency translation	(214)	(6)	56	(4,433)	(4,597)

Gross goodwill at December 31, 2015	264,163	76,566	55,341	354,604	750,674
Accumulated goodwill impairment	—	—	—	(122,045)	(122,045)
Accumulated amortization	—	—	—	(5,425)	(5,425)

Net goodwill at December 31, 2015	$264,163	$76,566	$55,341	$227,134	$623,204

We performed our 2016 annual goodwill impairment test as of May 31, 2016 (see Note 2 — Summary of Significant Accounting Policies for further information on goodwill testing procedures). The key assumptions included: internal projections completed during our second quarter 2016 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth consistent with our longer term historical performance, also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; Company-specific risk considerations; control premium; and cost of capital based on our historical experience.

Based on our assumptions, at that time, the estimated fair value exceeded the net asset carrying value for each of our reporting units as of May 31, 2016. Accordingly, there was no indication of impairment of our goodwill for any of our reporting units. As of May 31, 2016, the estimated fair value of our Healthcare, Energy, Financial Services Advisory and Compliance, and Disputes, Forensics & Legal Technology reporting units exceeded the fair value of invested capital by 22%, 32%, 61%, and 17%, respectively.

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

Intangible assets consisted of (in thousands):

	December 31, 2016	December 31, 2015
Intangible assets:
Customer lists and relationships	$106,536	$109,745
Non-compete agreements	23,407	23,808
Other	28,274	27,302

Intangible assets, at cost	158,217	160,855
Less: accumulated amortization	(129,490)	(122,695)

Intangible assets, net	$28,727	$38,160

Our intangible assets have estimated remaining useful lives ranging up to eight years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At December 31, 2016, our intangible assets categories are as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	5.6	$23,958
Non-compete agreements, net	3.6	2,503
Other intangible assets, net	2.8	2,266

Total intangible assets, net	5.2	$28,727

Total amortization expense was $11.5 million, $8.6 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated annual aggregate amortization expense to be recorded in the next five years related to intangible assets at December 31, 2016 is as follows (in thousands):

Year Ending December 31,	Amount
2017	$8,719
2018	6,314
2019	4,460
2020	3,444
2021	3,584

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	NET INCOME (LOSS) PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) are as follows:

	For the year ended December 31,
	2016	2015	2014
Basic shares	47,343	47,906	48,741
Employee stock options	129	111	—
Restricted stock units	1,262	1,130	—
Contingently issuable shares	79	77	—

Diluted shares	48,813	49,224	48,741

Antidilutive shares(1)	136	212	1,338

(1)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

Due to a net loss applicable to common shareholders for the year ended December 31, 2014, we excluded 1,235 in potentially dilutive securities from the computation as their effect would have been antidilutive.

7.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2016

During the year ended December 31, 2016, we repurchased 1,436,147 shares of our common stock at a weighted average price of $17.45. During the year ended December 31, 2016, $1.9 million relating to accrued incentive compensation liabilities for the 2015 performance year was recorded as additional paid-in capital at the time of grant of the restricted stock units in 2016.

During the year ended December 31, 2016, we retired 8,000,000 shares of treasury stock. As a result, within the stockholders’ equity accounts on our consolidated balance sheets, treasury stock was reduced by $140.3 million for the value of the shares calculated using the weighted average treasury stock inventory price, common stock was reduced $8.0 thousand for the aggregate par value of the shares retired, and $140.3 million was recorded as a reduction to retained earnings.

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

As of December 31, 2016, 2,492,109 shares remained available for future issuance under the 2012 Plan, as amended and restated.

We record share-based compensation expense for restricted stock units, stock options and the discount given on employee stock purchase plan transactions. Our long-term incentive program for our senior-level employees currently provides for either an award of restricted stock units or deferred cash. The aggregate value of the awards granted to eligible recipients is determined based on our financial performance for the prior fiscal year, and the awards vest three years following the date of grant. During the year ended December 31, 2016, we recorded $2.0 million in other compensation expense related to this program. These awards are expected to have an approximate fair value of $8.0 million on the grant date in 2017.

The following table shows the amounts attributable to each category (in thousands):

	For the year ended December 31,
	2016	2015	2014
Amortization of restricted stock unit awards	$11,876	$9,379	$8,283
Amortization of stock option awards	864	672	758
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	331	277	275

Total share-based compensation expense	$13,071	$10,328	$9,316

Total share-based compensation expense consisted of the following (in thousands):

	For the year ended December 31,
	2016	2015	2014
Cost of services before reimbursable expenses	$7,794	$6,407	$4,965
General and administrative expenses	5,277	3,921	4,351

Total share-based compensation expense	$13,071	$10,328	$9,316

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

Income tax benefit recorded in the accompanying consolidated statements of comprehensive income (loss) related to share-based compensation expense for the years ended December 31, 2016 and 2015 was $4.9 million and $3.3 million, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2016, we had $12.3 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the year ended December 31, 2016, we granted an aggregate of 1,079,501 share-based awards, consisting of restricted stock units and stock options with an aggregate fair value of $14.9 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

Restricted Stock Units Outstanding

The measurement price of our restricted stock units is the market price of our common stock at the date of grant of the awards.

At December 31, 2016, we had $11.5 million of total compensation costs related to unvested restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods of the awards. The weighted average remaining vesting period of these awards is approximately two years.

The following table summarizes information regarding restricted stock units outstanding as of December 31, 2016:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$10.00 — $14.99	758	$14.00
$15.00 — $19.99	1,525	16.53
$20.00 and above	16	23.75

Total restricted stock units outstanding	2,299	$15.74

The following table summarizes restricted stock unit activity for the year ended December 31, 2016:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	2,330	$14.67
Granted	887	15.75
Vested	(824)	12.72
Forfeited	(94)	15.64

Restricted stock units outstanding at end of period	2,299	$15.74

During the year ended December 31, 2016, we granted 886,992 restricted stock units. At the time of grant, the awards had a fair value of $14.0 million. Of the restricted stock units granted, 123,325 restricted stock units vest based upon the achievement of certain performance criteria or market conditions. Of the restricted stock units vested, 108,506 were performance-based or based on market conditions.

Stock Options Outstanding

At December 31, 2016, the intrinsic value of the stock options outstanding and stock options exercisable was $8.5 million and $4.9 million, respectively, based on a market price of $26.18 per share for our common stock at December 31, 2016.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the year ended December 31, 2016:

	Number of Shares (000’s)	Weighted Average Exercise Price
Options outstanding beginning of the period	640	$13.42
Granted	193	15.20
Exercised	(127)	12.20
Forfeited	(5)	18.45

Options outstanding at end of the period	701	$14.09

Options exercisable at end of the period	388	$13.43

The following table summarizes information regarding stock options outstanding at December 31, 2016:

Range of Measurement Date Prices	Outstanding Shares (000s)	Average Measurement Date Price	Remaining Exercise Period (years)
$0.00 — $9.99	58	$9.58	0.3
$10.00 — $14.99	372	13.31	2.7
$15.00 — $19.99	271	16.14	4.6

Total	701	$14.09	3.2

The following table summarizes information regarding stock options exercisable at December 31, 2016:

Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (years)
$0.00 — $9.99	58	$9.58	0.3
$10.00 — $14.99	278	13.29	2.2
$15.00 — $19.99	52	18.45	3.2

Total	388	$13.43	2.0

The following table summarizes the information regarding stock options outstanding under each plan at December 31, 2016:

Plan Category	Outstanding Shares (000s)	Weighted Average Exercise Price	Shares Remaining Available for Future Issuances (000s)
Long-Term Incentive Plan (2012 Plan)	642	$14.50	2,492
Long-Term Incentive Plan (2005 Plan)	58	9.58	—

Total	701	$14.09	2,492

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Grants

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	2016	2015	2014
Fair value of options granted	$4.85	$4.59	$7.53
Expected volatility	33%	36%	45%
Risk free interest rate	1.6%	1.8%	1.7%
Forfeiture rate	0%	0%	0%
Dividend yield	0%	0%	0%
Contractual or expected lives (years)	5.0	5.0	5.0

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms and have a low probability of forfeiture based on the recipients of the stock options.

During the years ended December 31, 2016, 2015, and 2014, we received $3.0 million, $3.5 million, and $0.4 million, respectively, of cash from employee stock option exercises. Additionally, during the years ended December 31, 2016, 2015, and 2014, we generated tax benefits of $0.2 million, $0.2 million, and $0.1 million, respectively, related to employee stock option exercises.

Employee Stock Purchase Plan

On May 3, 2006, our shareholders approved an employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During each of the years ended December 31, 2016, 2015 and 2014, we recorded $0.3 million of compensation expense related to the discount given on employee stock purchases through our employee stock purchase plan. During the years ended December 31, 2016, 2015 and 2014, we issued 178,857, 191,377, and 166,425 shares, respectively, of our common stock pursuant to this plan.

The maximum number of shares of our common stock remaining at December 31, 2016 that can be issued under the employee stock purchase plan was 289,012 shares, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are purchased by or issued to employees.

During the years ended December 31, 2016, 2015, and 2014, we received $1.3 million, $2.5 million, and $2.5 million, respectively, of cash from employee stock purchases.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, net

The components of accounts receivable are as follows (in thousands):

	December 31, 2016	December 31, 2015
Billed amounts	$183,656	$153,837
Engagements in process	100,779	80,102
Allowance for uncollectible billed amounts	(14,967)	(9,797)
Allowance for uncollectible engagements in process	(7,713)	(7,482)

Accounts receivable, net	$261,755	$216,660

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances. During the year ended December 31, 2016, we acquired $7.0 million in accounts receivable as part of our business acquisitions.

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31, 2016	December 31, 2015
Notes receivable — current	$2,636	$3,342
Prepaid recruiting and retention incentives — current	9,173	9,688
Other prepaid expenses and other current assets	17,953	16,699

Prepaid expenses and other current assets	$29,762	$29,729

Other Assets

The components of other assets are as follows (in thousands):

	December 31, 2016	December 31, 2015
Notes receivable — non-current	$2,943	$4,420
Capitalized client-facing software	1,733	1,567
Prepaid recruiting and retention incentives — non-current	11,116	14,009
Prepaid expenses and other non-current assets	2,490	2,535

Other assets	$18,282	$22,531

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the years ended December 31, 2016 and 2015, we issued unsecured employee loans aggregating to $1.3 million and $4.9 million, respectively. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the years ended December 31, 2016 and 2015, we granted $12.4 million and $21.5 million, respectively, in sign-on and retention bonuses.

Property and Equipment, net

The components of property and equipment, net are as follows (in thousands):

	December 31, 2016	December 31, 2015
Furniture, fixtures and equipment	$69,210	$63,995
Software	83,766	77,910
Leasehold improvements	57,128	40,560

Property and equipment, at cost	210,104	182,465
Less: accumulated depreciation and amortization	(127,151)	(105,748)

Property and equipment, net	$82,953	$76,717

During the year ended December 31, 2016, we invested $33.3 million in property and equipment which included $12.4 million in our technology infrastructure and software, $17.5 million in leasehold improvements, $3.1 million in furniture, and $0.3 million in other equipment. As of December 31, 2016, $4.6 million of property and equipment included above was accrued. In addition, we acquired $0.9 million in property and equipment as part of our business acquisitions. During the year ended December 31, 2016, we retired $6.0 million in fully depreciated assets.

Other Current Liabilities

The components of other current liabilities are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred acquisition liabilities — current	$10,780	$1,665
Deferred revenue	21,258	19,317
Deferred rent — current	2,894	2,909
Other current liabilities	3,684	8,256

Total other current liabilities	$38,616	$32,147

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Non-Current Liabilities

The components of other non-current liabilities are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred acquisition liabilities — non-current	$943	$8,300
Deferred rent — non-current	19,776	14,358
Other non-current liabilities	11,860	6,298

Total other non-current liabilities	$32,579	$28,956

Deferred acquisition liabilities, current and non-current, at December 31, 2016 consisted of cash obligations related to contingent and definitive purchase price considerations recorded at fair value and net present value and fair value, respectively. See Note 16 — Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

During the year ended December 31, 2016, we made a working capital payment of $5.5 million to the selling members of McKinnis for cash held in the business at closing, which reduced other current liabilities.

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028. During the year ended December 31, 2016, we recorded $5.7 million in deferred rent related to tenant allowances granted under the lease for our new Chicago office space.

At December 31, 2016, other non-current liabilities included $2.0 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior level client service employees and leaders, we grant restricted stock units which vest three years from the grant date. The value of equity granted is based on the achievement of certain performance targets during the year prior to the grant.

At December 31, 2016, other non-current liabilities also included $6.5 million for uncertain tax positions (see Note 15 — Income Taxes).

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss is as follows (in thousands):

	For the year ended December 31,
	2016	2015	2014
Unrealized loss on foreign exchange:
Balance at beginning of period	$(16,446)	$(11,973)	$(9,129)
Unrealized loss on foreign exchange	(8,720)	(4,473)	(2,844)

Balance at end of period	$(25,166)	$(16,446)	$(11,973)

Unrealized loss on derivatives:
Balance at beginning of period	$(114)	$(111)	$(212)
Unrealized loss on derivatives in period, net of reclassification	(72)	(317)	(127)
Reclassified to interest expense	244	523	380
Income tax expense	(98)	(209)	(152)

Balance at end of period	$(40)	$(114)	$(111)

	2016	2015	2014
Accumulated other comprehensive loss at December 31,	$(25,206)	$(16,560)	$(12,084)

11.	DERIVATIVES AND HEDGING ACTIVITY

During the year ended December 31, 2016, the interest rate derivatives outstanding are as follows (summarized based on month of execution):

Month executed	Number of Contracts	Beginning Date	Maturity Date	Rate	Total Notional Amount (millions)
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the year ended December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, we recorded $0.2 million, $0.5 million, and $0.4 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

At December 31, 2016, we had $0.1 million of net liability related to the interest rate derivatives.

12.	BANK DEBT

Our credit agreement provides a $400.0 million revolving credit facility. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500.0 million. The credit facility becomes due and payable in full upon maturity

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in September 2018. Borrowings and repayments under the credit facility may be made in multiple currencies including U.S. Dollars, Canadian Dollars, U.K. Pound Sterling and Euro.

At December 31, 2016, we had aggregate borrowings outstanding of $135.0 million, compared to $173.7 million at December 31, 2015. Based on our financial covenants at December 31, 2016, approximately $260.4 million in additional borrowings were available to us under the credit facility. At December 31, 2016, we had $4.1 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2016, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 11 — Derivatives and Hedging Activity) was 2.3% and 2.2% for the years ended December 31, 2016 and 2015, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.25:1 (except for the first quarter of each calendar year when the covenant requires us to maintain a consolidated leverage ratio of not greater than 3.5:1) and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBITDA (as defined in the credit agreement) and rental expense to the sum of cash interest expense and rental expense) of not less than 2.0:1. At December 31, 2016, under the definitions in the credit agreement, our consolidated leverage ratio was 0.9 and our consolidated interest coverage ratio was 5.2. In addition, the credit agreement contains customary affirmative and negative covenants (subject to customary exceptions), including covenants that limit our ability to incur liens or other encumbrances, make investments, incur indebtedness, enter into mergers, consolidations and asset sales, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at December 31, 2016; however, there can be no assurances that we will remain in compliance in the future.

13.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2016, 2015, and 2014 consisted of the following (shown in thousands):

	2016	2015	2014
Office consolidation, net:
Adjustments to office closure obligations, discounted and net of expected sublease income	$509	$1,354	$—
Rent expense during office consolidation	—	1,247	725
Accelerated depreciation	33	165	—
Contingent acquisition liability adjustments, net	1,330	(13,047)	(4,992)
Loss (gain) on disposition of assets	—	283	(541)
Goodwill impairment	—	—	122,045
Other impairment	—	98	1,343

Other operating costs (benefits)	$1,872	$(9,900)	$118,580

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Office Consolidation, Net

During the year ended December 31, 2015, we recorded a cost of $2.6 million related to our new consolidated office space in New York City which we took possession of on October 22, 2014. The cost includes future rent expense, net of expected sublease income, accelerated depreciation and deferred rent relating to the old office space and rent expense for duplicate rent as we occupied our old New York City offices until completion of the build-out of the new space.

As of December 31, 2016, we have recorded $3.1 million in current and non-current liabilities for office consolidation expenses. The activity for the years ended December 31, 2016 and 2015 is as follows (shown in thousands):

Office Space Reductions
Balance at December 31, 2014	$242
Cost to operations during the year ended December 31, 2015	1,354
Deferred rent liability	2,624
Utilized during the year ended December 31, 2015	(1,137)

Balance at December 31, 2015	$3,083
Cost to operations during the year ended December 31, 2016	509
Utilized during the year ended December 31, 2016	(532)

Balance at December 31, 2016	$3,060

We monitor our estimates for office closure obligations and related expected sublease income, if any, on a periodic basis. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the respective lease. Such estimates are subject to market conditions and may be adjusted in future periods as necessary. Of the $3.1 million liability recorded at December 31, 2016, we expect to pay $1.1 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

Contingent Acquisition Liability Adjustment, Net

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 16 — Fair Value).

Goodwill Impairment

During the year ended December 31, 2014, we recorded a pre-tax goodwill impairment of $122.0 million relating to our Disputes, Forensics & Legal Technology segment.

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

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum annual lease payments for the years subsequent to December 31, 2016 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2017	$26,158
2018	24,222
2019	21,509
2020	19,332
2021	15,235
Thereafter	43,424

$149,880

Rent expense for operating leases was $29.8 million, $28.6 million and $26.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

15.	INCOME TAXES

The sources of income (loss) from continuing operations before income taxes are as follows (shown in thousands):

	For the year ended December 31,
	2016	2015	2014
United States	$81,226	$81,049	$(2,747)
Foreign	12,185	7,104	(35,511)

Income (loss) from continuing operations before income tax expense (benefit)	$93,411	$88,153	$(38,258)

Income tax expense (benefit) consists of the following (shown in thousands):

	For the year ended December 31,
	2016	2015	2014
Federal:
Current	$28,359	$10,357	$13,590
Deferred	(1,102)	11,163	(13,401)

Total	27,257	21,520	189

State:
Current	6,649	1,915	2,949
Deferred	(310)	2,900	(3,419)

Total	6,339	4,815	(470)

Foreign:
Current	2,459	1,729	162
Deferred	(742)	(256)	(1,232)

Total	1,717	1,473	(1,070)

Total federal, state and foreign income tax expense (benefit)	$35,313	$27,808	$(1,351)

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended December 31,
	2016	2015	2014
Federal tax expense (benefit) at the statutory rate	35.0%	35.0%	(35.0)%
State tax expense at the statutory rate, net of federal tax benefits	4.5	4.8	—
Foreign taxes	(1.9)	(0.9)	0.1
Effect of goodwill impairment	—	—	30.7
Effect of enacted tax rate changes	—	(0.6)	0.5
Effect of contingent earn-out adjustment	—	(6.9)	—
Effect of valuation allowances	(0.7)	0.8	(1.6)
Effect of non-deductible meals and entertainment expense	0.6	0.6	1.6
Effect of other transactions, net	0.3	(1.3)	0.2

	37.8%	31.5%	(3.5)%

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	For the year ended December 31,
	2016	2015
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$5,231	$3,550
Deferred revenue	3,427	5,187
Accrued compensation	1,601	2,049
Accrued office consolidation costs	644	404
Interest rate derivatives	26	76
Share-based compensation	10,403	9,670
Unsecured employee loans	785	1,010
Deferred rent	8,683	—
Foreign net operating losses	1,417	2,022
Other	2,171	1,275

Deferred tax assets before foreign valuation allowance	34,388	25,243
Foreign valuation allowance	(1,410)	(2,758)

Deferred tax assets	32,978	22,485
Goodwill and intangible assets — acquisition cost	(96,328)	(84,168)
Depreciation and amortization	(10,965)	(11,920)
Prepaid expenses	(3,422)	(2,116)

Deferred tax liabilities	(110,715)	(98,204)

Net deferred tax liabilities	$(77,737)	$(75,719)

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

We do not provide for U.S. federal income and foreign withholding taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $9.0 million at December 31, 2016. These earnings would become taxable in the U.S. upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. Dividends or proceeds received from our foreign subsidiaries could result in additional foreign tax credits, which could reduce the U.S. federal income tax cost of the earnings. Significant judgment would be needed to estimate the amount of any withholding tax or other indirect taxes to be applied by any of the several foreign jurisdictions involved, which could increase the U.S. federal income tax cost of the earnings. As a result of these uncertainties, we believe it is not practicable to estimate the amount of the deferred tax liabilities on such earnings.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount (in thousands)
Balance at January 1, 2016	$1,724
Additions based on tax positions related to the current year	2,432
Additions based on tax positions of prior years	6,386
Reductions based on tax positions of prior years	(128)
Settlements	(54)

Balance at December 31, 2016	$10,360

Of the $10.4 million of our accrual for uncertain tax positions at December 31, 2016, $0.4 million would impact our effective income tax rate if recognized. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the applicable statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We recognize interest and penalties accrued related to uncertain tax positions as income tax expense. The total amount of interest and penalties accrued as of December 31, 2016 and December 31, 2015 was $0.6 million and $0.1 million, respectively.

During the year ended December 31, 2016, we increased our accrual for uncertain tax positions by $8.7 million due to a tax accounting method change that we expect to be resolved within the next twelve months.

During the year ended December 31, 2015, we acquired a liability for uncertain tax positions of $1.3 million in connection with our acquisition of the Indian subsidiary of RevenueMed. Based on the indemnification terms of the purchase agreement, which entitle us to indemnification if tax is due, an offsetting receivable from

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RevenueMed was recorded. As a result, we estimate that the settlement or other disposition of this matter will not have an impact on our effective income tax rate.

We expect that our uncertain tax positions will decrease substantially during the next twelve months due to the resolution of audits, tax agreements and/or tax accounting method changes. We estimate this decrease to be between $8.7 million and $10.2 million.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and material state income tax matters for years through 2012. We are currently under audit with the Internal Revenue Service for the year 2014. Our Indian subsidiary which we acquired from RevenueMed is currently under either audit or tax appeals with its local taxing authority for all statutory tax years 2009 through 2014.

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

We utilize a third-party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 11 — Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from Level 2 observations which include counterparty quotations in over the counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the year

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2016, we recorded a cost of $1.3 million, compared to a benefit of $13.0 million during the year ended December 31, 2015, in other operating costs (benefit) reflecting changes in the fair value estimate of the deferred contingent acquisition liability (see Note 3 — Acquisitions). Also during the year ended December 31, 2015, the contingent acquisition liability related to the Cymetrix acquisition was reclassified as a definitive acquisition liability (see Note 3 — Acquisitions). At December 31, 2016, the contingent acquisition liability fair value related to our McKinnis acquisition was reclassified as a definitive acquisition liability as the performance period ended pursuant to the terms of the purchase agreement. The following table summarizes the changes in deferred contingent acquisition liabilities are as follows (in thousands):

	For the year ended December 31,
	2016	2015
Beginning Balance	$8,782	$23,272
Acquisitions	1,668	12,065
Accretion of acquisition-related contingent consideration	771	1,084
Remeasurement of acquisition-related contingent consideration	1,330	(13,047)
Payments	(828)	(4,592)
Reclassification to definitive consideration liability	(10,000)	(10,000)

Ending Balance	$1,723	$8,782

At December 31, 2016, the carrying value of our bank debt approximated fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2016 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015 are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2016
Interest rate derivatives, net	$—	$64	$—	$64
Deferred contingent acquisition liabilities	$—	$—	$1,723	$1,723
At December 31, 2015
Interest rate derivatives, net	$—	$189	$—	$189
Deferred contingent acquisition liabilities	$—	$—	$8,782	$8,782

17.	EMPLOYEE BENEFIT PLANS

We sponsor 401(k) savings plans for eligible U.S. employees and currently match a certain percentage of participant contributions pursuant to the terms of the plans, which contributions are limited to a percent of the participant’s eligible compensation, up to the annual limit specified by the Internal Revenue Service. We, as sponsor of the plans, use independent third parties to provide administrative services to the plans. We have the right to terminate the plans at any time. Our matching contributions were $9.0 million, $8.6 million, and $7.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sponsor other retirement plans for certain of our foreign subsidiaries’ employees. During the years ended December 31, 2016, 2015 and 2014, we recorded expense of $2.7 million, $2.2 million and $2.2 million, respectively, related to such plans.

18.	LITIGATION AND SETTLEMENTS

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

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2016, 2015 and 2014

		Additions
Description	Balance at Beginning of Year	Charged to Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Year
	(In thousands)
Year ended December 31, 2016
Allowance for doubtful accounts and uncollectable engagements in process	$17,279	$8,815	$2,216	$(5,630)	$22,680
Year ended December 31, 2015
Allowance for doubtful accounts and uncollectable engagements in process	$17,839	$2,578	$1,362	$(4,500)	$17,279
Year ended December 31, 2014
Allowance for doubtful accounts and uncollectable engagements in process	$16,878	$5,009	$(320)	$(3,728)	$17,839

(1)	Represents estimated provision for uncollectible engagements in process recorded as a reduction to revenues.
(2)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1