Form 10-Q
period 2017-03-31
NAVIGANT CONSULTING INC
filed 2017-05-04
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-12173

Navigant Consulting, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4094854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 North Riverside Plaza, Suite 2100, Chicago, Illinois 60606

(Address of principal executive offices, including zip code)

(312) 573-5600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 28, 2017, 47,248,740 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “could,” “intend,” “estimate,” “expect,” “continue,” “plan,” “outlook” and similar expressions. We caution readers that there may be events in the future that we are not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the factors described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. We cannot guarantee any future results, levels of activity, performance or achievement, and we undertake no obligation to update any of the forward-looking statements contained in this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,132	$8,291
Accounts receivable, net	264,874	261,755
Prepaid expenses and other current assets	30,646	29,762

Total current assets	304,652	299,808
Non-current assets:
Property and equipment, net	85,935	82,953
Intangible assets, net	26,433	28,727
Goodwill	628,377	625,027
Other assets	19,643	18,282

Total assets	$1,065,040	$1,054,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,208	$11,871
Accrued liabilities	13,407	16,144
Accrued compensation-related costs	57,668	106,779
Income tax payable	5,967	1,564
Other current liabilities	37,679	38,616

Total current liabilities	125,929	174,974
Non-current liabilities:
Deferred income tax liabilities	78,734	77,737
Other non-current liabilities	36,571	32,579
Bank debt non-current	178,336	135,030

Total non-current liabilities	293,641	245,346

Total liabilities	419,570	420,320

Stockholders’ equity:
Common stock	57	57
Additional paid-in capital	648,941	644,519
Treasury stock	(186,322)	(181,361)
Retained earnings	207,139	196,468
Accumulated other comprehensive loss	(24,345)	(25,206)

Total stockholders’ equity	645,470	634,477

Total liabilities and stockholders’ equity	$1,065,040	$1,054,797

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended
	March 31,
	2017	2016
Revenues before reimbursements	$236,211	$223,475
Reimbursements	21,626	21,812

Total revenues	257,837	245,287
Cost of services before reimbursable expenses	165,052	153,940
Reimbursable expenses	21,626	21,812

Total cost of services	186,678	175,752
General and administrative expenses	41,484	39,831
Depreciation expense	7,473	6,522
Amortization expense	2,319	2,921
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	1,199	—
Office consolidation, net	(38)	—
Deferred debt issuance costs write off	145	—

Operating income	18,577	20,261
Interest expense	1,069	1,260
Interest income	(31)	(39)
Other income, net	(217)	(340)

Income before income tax expense	17,756	19,380
Income tax expense	6,660	6,738

Net income	$11,096	$12,642

Basic net income per share	$0.24	$0.27
Shares used in computing basic per share data	46,932	47,425

Diluted net income per share	$0.23	$0.26
Shares used in computing diluted per share data	48,969	49,031

Net income	$11,096	$12,642
Other comprehensive income (loss), net of tax
Unrealized net gain (loss), foreign currency translation	830	(530)
Unrealized net gain (loss) on interest rate derivatives	11	(162)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	20	52

Other comprehensive income (loss), net of tax	861	(640)

Total comprehensive income, net of tax	$11,957	$12,002

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2016	57,325	(10,339)	$57	$644,519	$(181,361)	$(25,206)	$196,468	$634,477
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (see Note 2)	—	—	—	719	—	—	(425)	294
Comprehensive income	—	—	—	—	—	861	11,096	11,957
Issuances of common stock	119	—	—	1,914	—	—	—	1,914
Vesting of restricted stock units, net of forfeitures and tax withholdings	83	—	—	(1,233)	—	—	—	(1,233)
Share-based compensation expense	—	—	—	3,022	—	—	—	3,022
Repurchases of common stock	—	(207)	—	—	(4,961)	—	—	(4,961)

Balance at March 31, 2017	57,527	(10,546)	$57	$648,941	$(186,322)	$(24,345)	$207,139	$645,470

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$11,096	$12,642
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	7,473	6,522
Amortization expense	2,319	2,921
Share-based compensation expense	3,022	2,529
Deferred income taxes	1,339	1,033
Allowance for doubtful accounts receivable	4	1,636
Contingent acquisition liability adjustments, net	1,199	—
Other, net	651	357
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(4,279)	(15,543)
Prepaid expenses and other assets	(1,197)	(2,174)
Accounts payable	(81)	478
Accrued liabilities	584	267
Accrued compensation-related costs	(49,256)	(39,666)
Income taxes payable	4,353	5,055
Other liabilities	(188)	(2,614)

Net cash used in operating activities	(22,961)	(26,557)
Cash flows from investing activities:
Purchases of property and equipment	(13,789)	(4,959)
Acquisitions of businesses, net of cash acquired	—	(1,995)
Other acquisition payments	—	(5,500)
Other, net	(116)	(18)

Net cash used in investing activities	(13,905)	(12,472)
Cash flows from financing activities:
Issuances of common stock	1,914	2,056
Repurchases of common stock	(4,961)	(6,266)
Repayments to banks	(150,800)	(96,392)
Borrowings from banks	193,802	134,757
Payments of debt issuance costs	(1,166)	—
Other, net	(1,327)	(658)

Net cash provided by financing activities	37,462	33,497

Effect of exchange rate changes on cash and cash equivalents	245	43

Net increase (decrease) in cash and cash equivalents	841	(5,489)
Cash and cash equivalents at beginning of the period	8,291	8,895

Cash and cash equivalents at end of the period	$9,132	$3,406

Supplemental Unaudited Consolidated Cash Flow Information

	For the three months ended
	March 31,
	2017	2016
Interest paid	$1,172	$869
Income taxes paid, net of refunds	$918	$158

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2017.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017 (2016 Form 10-K).

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no material changes to our significant accounting policies and estimates from the information provided in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2016 Form 10-K.

Recently Adopted Accounting Pronouncements

On January 1, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As required by the standard, excess tax benefits and deficiencies recognized on share-based compensation expense are recorded in the consolidated statement of comprehensive income as a component of income tax expense. Previously, these amounts were recorded as a component of additional paid-in capital on the consolidated balance sheet. We elected to apply the change in presentation to the consolidated statement of cash flows prospectively to classify excess tax benefits as an operating activity rather than a financing activity. Upon adoption, we determined that we did not have previously unrecognized excess tax benefits to be recognized on a modified retrospective transition method as an adjustment to retained earnings. We will continue to classify cash paid related to shares withheld to satisfy tax-withholding requirements as a financing activity, as required by the standard. We made a policy election to account for forfeitures as they occur, rather than estimating the expected forfeitures over the course of the vesting period. The cumulative-effect adjustment to retained earnings as of the date of adoption was $0.4 million, with a reduction in the related deferred tax liability of $0.3 million. ASU 2016-09 also requires that excess tax benefits and deficiencies be prospectively excluded from assumed future proceeds in the calculation of diluted weighted average shares when calculating diluted earnings per share utilizing the treasury stock method. We applied this change prospectively, and it did not have a material impact on our unaudited consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the goodwill impairment test by eliminating step 2, which is the step requiring companies to perform a hypothetical purchase price allocation to measure goodwill. Instead, under the new standard, impairment will be measured using the difference between the fair value of a reporting unit with its carrying amount. Any impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, taking into consideration income tax effects from any deductible goodwill on the carrying amount of the reporting unit. This standard will be effective for public companies for annual and interim periods beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted on impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard during the first quarter of 2017; the adoption did not have a material effect on our unaudited consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle-based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on principal versus agent considerations, accounting for licenses of intellectual property and identifying performance obligations. Although early adoption as of the original effective date of January 1, 2017 is permitted, we have elected to adopt the guidance effective January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate that the largest impact to us of adopting the guidance will occur with contracts which include variable consideration, and therefore, anticipate using the cumulative catch-up transition method of adoption. We will continue to evaluate the impact of our pending adoption of this guidance to our consolidated financial statements, but our preliminary assessments of the impact of our adoption of this guidance are subject to change.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will require a modified retrospective approach for leases existing at or entered into after the beginning of the earliest comparative period presented. We are currently evaluating the potential impact of our adoption of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of the impact of our adoption of this standard and have determined that the manner in which we classify our contingent acquisition liability payments in the consolidated statement of cash flows will change. Based on our initial evaluation, our adoption of this standard may require an immaterial reclassification of a portion of the payments previously reported as financing activities for comparative periods in the statement of cash flows within our consolidated financial statements issued on or after January 1, 2018. Under this guidance, portions of these payments will be reclassified from financing activities to operating activities. We will continue to evaluate the potential impact of our adoption of this guidance on our consolidated financial statements, but our preliminary assessments of the impact of our adoption of this guidance are subject to change.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805), which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be effective for public companies for annual and interim periods beginning after December 15, 2017. Early adoption is permitted effective for transactions not yet reported in financial statements issued or made available for issuance. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

3.	ACQUISITIONS

2016 Acquisitions

During the year ended December 31, 2016, we acquired three businesses, including Ecofys Investments B.V. (Ecofys), for an aggregate purchase price of $19.1 million, of which $17.6 million was paid in cash at closing. Ecofys was integrated into our Energy segment, and the other two acquired businesses were integrated into our Healthcare segment. None of these acquisitions was material to our consolidated financial position.

See Note 12 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

Pro Forma Information

The following supplemental unaudited pro forma financial information was prepared as if the 2016 acquisitions had occurred as of January 1, 2016. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the three months ended March 31,
	2017	2016
Total revenues	$257,837	$252,013
Net income	$11,096	$12,257
Basic net income per basic share	$0.24	$0.26
Shares used in computing net income per basic share	46,932	47,425
Diluted net income per diluted share	$0.23	$0.25
Shares used in computing net income per diluted share	48,969	49,031

4.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the implementation of a new electronic health records system.

•	The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

•	The Financial Services Advisory and Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering, litigation support and tax compliance and valuation services to clients in a broad variety of industries.

•	The Disputes, Forensics & Legal Technology segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Revenues before reimbursements:
Healthcare	$90,546	$81,667
Energy	32,498	26,896
Financial Services Advisory and Compliance	32,907	33,650
Disputes, Forensics & Legal Technology	80,260	81,262

Total revenues before reimbursements	$236,211	$223,475

Total revenues:
Healthcare	$98,689	$90,102
Energy	37,722	31,279
Financial Services Advisory and Compliance	36,855	36,907
Disputes, Forensics & Legal Technology	84,571	86,999

Total revenues	$257,837	$245,287

Segment operating profit:
Healthcare	$27,613	$23,768
Energy	8,879	6,714
Financial Services Advisory and Compliance	11,614	13,506
Disputes, Forensics & Legal Technology	26,339	28,710

Total segment operating profit	74,445	72,698

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	41,484	39,831
Depreciation expense	7,473	6,522
Amortization expense	2,319	2,921
Other operating costs, net	1,306	—
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	3,286	3,163

Operating income	18,577	20,261
Interest and other expense, net	821	881

Income before income tax expense	$17,756	$19,380

Total assets allocated by segment include accounts receivable, net, certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Healthcare	$391,654	$391,859
Energy	121,148	120,311
Financial Services Advisory and Compliance	98,973	98,846
Disputes, Forensics & Legal Technology	333,136	330,239
Unallocated assets	120,129	113,542

Total assets	$1,065,040	$1,054,797

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Changes made to our goodwill balances during the three months ended March 31, 2017 and the year ended December 31, 2016 were as follows (in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics & Legal Technology	Total Company
Gross goodwill at December 31, 2016	$272,032	$77,924	$53,784	$348,757	$752,497
Adjustments	(43)	2,749	(9)	(38)	2,659
Foreign currency translation	34	102	93	462	691

Gross goodwill at March 31, 2017	272,023	80,775	53,868	349,181	755,847
Accumulated goodwill impairment	—	—	—	(122,045)	(122,045)
Accumulated amortization	—	—	—	(5,425)	(5,425)

Net goodwill at March 31, 2017	$272,023	$80,775	$53,868	$221,711	$628,377

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics & Legal Technology	Total Company
Gross goodwill at December 31, 2015	$264,163	$76,566	$55,341	$354,604	$750,674
Acquisitions	8,057	2,122	—	—	10,179
Adjustments	(12)	—	(35)	(153)	(200)
Foreign currency translation	(176)	(764)	(1,522)	(5,694)	(8,156)

Gross goodwill at December 31, 2016	272,032	77,924	53,784	348,757	752,497
Accumulated goodwill impairment	—	—	—	(122,045)	(122,045)
Accumulated amortization	—	—	—	(5,425)	(5,425)

Net goodwill at December 31, 2016	$272,032	$77,924	$53,784	$221,287	$625,027

During the three months ended March 31, 2017, we recorded an adjustment to goodwill of $2.7 million related to the Ecofys acquisition in connection with working capital adjustments made during the period.

We performed our annual goodwill impairment test as of May 31, 2016. The key assumptions included: internal projections completed during our second quarter 2016 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth consistent with our longer term historical performance also considering our near term investment plans and growth objectives; discount rates that were determined based on comparable discount rates for our peer group; Company-specific risk considerations; control premium; and cost of capital based on our historical experience.

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

Intangible assets consisted of (in thousands):

	March 31,	December 31,
	2017	2016
Intangible assets:
Customer lists and relationships	$106,980	$106,536
Non-compete agreements	23,478	23,407
Other	28,207	28,274

Intangible assets, at cost	158,665	158,217
Less: accumulated amortization	(132,232)	(129,490)

Intangible assets, net	$26,433	$28,727

Our intangible assets have estimated remaining useful lives ranging up to eight years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2017, our intangible assets categories were as follows (in thousands, except year data):

	Weighted Average
Category	Remaining Years	Amount
Customer lists and relationships, net	5.4	$22,254
Non-compete agreements, net	3.4	2,311
Other intangible assets, net	2.8	1,868

Total intangible assets, net	5.0	$26,433

Total amortization expense was $2.3 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively. The estimated annual aggregate amortization expense to be recorded in the next five years related to intangible assets at March 31, 2017 is as follows (in thousands):

Year Ending December 31,	Amount
2017 (includes January - March)	$8,908
2018	6,313
2019	4,402
2020	3,359
2021	3,554
2022	576

6.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares were as follows (in thousands and based on the weighted average days outstanding for the periods):

	For the three months ended
	March 31,
	2017	2016
Basic shares	46,932	47,425
Employee stock options	247	100
Restricted stock units	1,677	1,372
Contingently issuable shares	113	134

Diluted shares (1)	48,969	49,031

Antidilutive shares (2)	3	177

(1)	In connection with the adoption of Topic 718 (see Note 2 – Recent Accounting Pronouncements), diluted shares included approximately 329,000 shares which otherwise would not have been included but for the adoption of this guidance.
(2)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

7.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Amortization of restricted stock unit awards	$2,656	$2,251
Amortization of stock option awards	219	167
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	147	111

Total share-based compensation expense	$3,022	$2,529

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended
	March 31,
	2017	2016
Cost of services before reimbursable expenses	$1,617	$1,495
General and administrative expenses	1,405	1,034

Total share-based compensation expense	$3,022	$2,529

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

At March 31, 2017, we had $13.8 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the three months ended March 31, 2017, we granted an aggregate of 191,536 share-based awards, consisting of restricted stock units with an aggregate fair value of $4.4 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net

The components of accounts receivable were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Billed amounts	$170,049	$183,656
Engagements in process	117,423	100,779
Allowance for uncollectible billed amounts	(13,589)	(14,967)
Allowance for uncollectible engagements in process	(9,009)	(7,713)

Accounts receivable, net	$264,874	$261,755

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Notes receivable - current	$2,227	$2,636
Prepaid recruiting and retention incentives - current	9,444	9,173
Other prepaid expenses and other current assets	18,975	17,953

Prepaid expenses and other current assets	$30,646	$29,762

Other Assets

The components of other assets were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Notes receivable - non-current	$3,083	$2,943
Capitalized client-facing software	1,523	1,733
Prepaid recruiting and retention incentives - non-current	10,605	11,116
Prepaid expenses and other non-current assets	4,432	2,490

Other assets	$19,643	$18,282

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the three months ended March 31, 2017, we issued an unsecured employee loan aggregating to $1.0 million, and during the three months ended March 31, 2016, no such loans were issued. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the service period, which is consistent with the term of the loans.

Capitalized client-facing software is used by our clients as part of client engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the period in which they are recoverable from the employee, generally in periods up to six years. During the three months ended March 31, 2017 and 2016, we granted $2.7 million and $6.5 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Furniture, fixtures and equipment	$71,842	$69,210
Software	85,066	83,766
Leasehold improvements	63,525	57,128

Property and equipment, at cost	220,433	210,104
Less: accumulated depreciation and amortization	(134,498)	(127,151)

Property and equipment, net	$85,935	$82,953

During the three months ended March 31, 2017, we invested $13.8 million in property and equipment ($3.4 million of which was accrued in prior periods), including $6.4 million in leasehold improvements related primarily to the build-out of our new Chicago corporate headquarters, $2.5 million in technology infrastructure and software, and $1.5 million in furniture.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Deferred acquisition liabilities - current	$12,180	$10,780
Deferred revenue	18,964	21,258
Deferred rent - current	2,933	2,894
Other current liabilities	3,602	3,684

Total other current liabilities	$37,679	$38,616

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Deferred acquisition liabilities - non-current	$791	$943
Deferred rent - non-current	23,598	19,776
Other non-current liabilities	12,182	11,860

Total other non-current liabilities	$36,571	$32,579

Deferred acquisition liabilities, current and non-current, at March 31, 2017 consisted of cash obligations related to contingent and definitive purchase price considerations recorded at fair value and net present value, respectively. On April 3, 2017, $10.0 million was paid to the selling members of McKinnis Consulting Services LLC (McKinnis), which we acquired in December 2015, to settle a deferred acquisition liability. During the three months ended March 31, 2017, we recorded a fair value adjustment which increased deferred contingent acquisition liabilities by $1.2 million. See Note 12 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

The current and non-current portions of deferred rent relates to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At March 31, 2017, other non-current liabilities included $3.0 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client service employees and leaders, we grant restricted stock units which vest three years from the grant date. The value of equity granted is based on the achievement of certain performance targets during the year prior to grant.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss was as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Unrealized loss on foreign exchange:
Balance at beginning of period	$(25,166)	$(16,446)
Unrealized gain (loss) on foreign exchange	830	(530)

Balance at end of period	$(24,336)	$(16,976)

Unrealized loss on derivatives:
Balance at beginning of period	$(40)	$(114)
Unrealized gain (loss) on derivatives in period, net of reclassification	11	(162)
Reclassified to interest expense	34	87
Income tax expense	(14)	(35)

Balance at end of period	$(9)	$(224)

	2017	2016
Accumulated other comprehensive loss at March 31,	$(24,345)	$(17,200)

10.	DERIVATIVES AND HEDGING ACTIVITY

During the three months ended March 31, 2017, the interest rate derivatives outstanding were as follows (summarized based on month of execution):

	Number of				Total Notional Amount
Month executed	Contracts	Beginning Date	Maturity Date	Rate	(millions)
July 2014	5	July 11, 2014	July 11, 2017	1.10%	$30.0
March 2015	1	May 29, 2015	May 31, 2018	1.47%	$10.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the three months ended March 31, 2017. During the three months ended March 31, 2017 and 2016, we recorded nil and $0.1 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

In connection with the refinancing of our credit facility (see Note 11 – Bank Debt), $15 million of our interest rate derivative contracts were terminated prior to maturity and replaced with $15 million in new contracts with a three-year maturity.

11.	BANK DEBT

On March 28, 2017, we entered into a new credit agreement with a syndicate of banks, amending and extending the maturity date of the five-year $400 million revolving credit facility provided under our prior credit agreement. As amended and restated, the credit facility matures on March 28, 2022. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500 million. Borrowings and repayments under the credit facility may be made in multiple currencies including United States (U.S.) Dollars, Canadian Dollars, United Kingdom (U.K.) Pound Sterling and Euro.

At March 31, 2017, we had aggregate borrowings outstanding of $178.3 million, compared to $135.0 million at December 31, 2016. Based on our financial covenants at March 31, 2017, approximately $217.8 million in additional borrowings were available to us under the credit facility. At March 31, 2017, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At March 31, 2017, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between zero and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 2.7% and 2.3% for the three months ended March 31, 2017 and 2016, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At March 31, 2017, under the definitions in the credit agreement, our consolidated leverage ratio was 1.1 and our consolidated interest coverage ratio was 29.4. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at March 31, 2017; however, there can be no assurances that we will remain in compliance in the future.

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

We utilize a third-party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 10 – Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from Level 2 observations which include counterparty quotations in over the counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

In certain instances, our acquisitions provide for deferred contingent acquisition payments. These deferred payments are recorded at fair value at the time of acquisition and are included in other current and/or non-current liabilities on our consolidated balance sheets. We estimate the fair value of our deferred contingent acquisition liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the three months ended March 31, 2017, we recorded $1.2 million in other operating costs for a net increase in the liability and during the three months ended March 31, 2016, no such adjustments were made, reflecting changes in the fair value estimate of the deferred contingent acquisition liability for certain acquisitions made in 2016 (see Note 3 – Acquisitions to the consolidated financial statements in our 2016 Form 10-K). The following table summarizes the changes in deferred contingent acquisition liabilities were as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Beginning Balance	$1,723	$8,782
Accretion of acquisition-related contingent consideration	49	167
Remeasurement of acquisition-related contingent consideration	1,199	—
Payments	—	(49)

Ending Balance	$2,971	$8,900

At March 31, 2017, the carrying value of our bank debt approximated fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2017 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2017
Interest rate derivatives, net	$—	$13	$—	$13
Deferred contingent acquisition liabilities	$—	$—	$2,971	$2,971
At December 31, 2016
Interest rate derivatives, net	$—	$64	$—	$64
Deferred contingent acquisition liabilities	$—	$—	$1,723	$1,723

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additional information about our operations is included in Part I, Item 1, “Business” of our 2016 Form 10-K.

Acquisitions

For details regarding our acquisitions, see Note 3 – Acquisitions to our unaudited consolidated financial statements. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented has been included in our discussion below.

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

Results of Operations

Overview

For the three months ended March 31, 2017 and 2016, we reported $11.1 million and $12.6 million in net income, respectively, a decrease of 12.2% over the prior year period. Key highlights of our results include:

Revenues before reimbursements (RBR) increased 5.7%, of which more than two-thirds represented organic growth mainly in our Healthcare and Energy segments. The remaining increase was mainly due to contributions from the November 2016 acquisition of Ecofys within the Energy segment. See segment results below for further discussion on RBR. Additionally, cost of services before reimbursable expenses increased 7.2%, mainly due to higher compensation and benefit expenses in connection with prior year Client Service FTE hires and acquisitions. General and administrative expenses increased 4.2%, reflecting growth in non-billable FTEs primarily due to acquisition and increased facilities costs, partially offset by lower bad debt expense. Our effective income tax rate for the three months ended March 31, 2017 and 2016 was 37.5% and 34.8%, respectively.

			2017 over
			2016
	For the three months ended		Increase
	March 31,		(Decrease)
	2017	2016	Percentage
Key operating metrics:
Average FTE
-Consulting	1,907	1,706	11.8
-Technology, Data & Process	2,805	2,837	(1.1)
-Non-billable	912	807	13.0
Period end FTE
-Consulting	1,896	1,711	10.8
-Technology, Data & Process	2,903	2,812	3.2
-Non-billable	922	822	12.2
Average bill rate	$285	$291	(2.1)
Utilization	73%	77%	(5.2)

Key Operating Metrics

Average FTE – Consulting increased 11.8% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to the acquisition of Ecofys within our Energy segment in November 2016, as well as additional hiring across all segments. Average FTE – Technology, Data & Process decreased 1.1% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of re-aligning our resources with demand for these types of services. Average Non-billable FTE increased 13.0% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 reflecting the impact of new hires made to support the growth of the business and reassignment of personnel from the segments to corporate functions. Utilization levels were 73% and 77% for the three months ended March 31, 2017 and 2016, respectively, and average bill rate decreased 2.1% to $285 over the same periods.

Results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue before Reimbursements. See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 7.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to higher compensation and benefits expenses mainly due to the November 2016 acquisition of Ecofys, additional hiring of Client-Service FTE across all segments, and annual wage increases. Incentive-based compensation also increased due to improved operating performance within certain areas of our Disputes, Forensics & Legal Technology segment and our Healthcare segment. Severance expense relating to Client-Service FTE increased for the three months ended March 31, 2017 compared to the corresponding period in 2016 and was $1.6 million and $0.9 million, respectively.

General and Administrative Expenses. General and administrative expenses increased 4.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was mainly due to higher compensation and benefits expenses as a result of the November 2016 acquisition of Ecofys, additional hiring of Non-billable FTE to support growth of the business and yearly merit increases. Average Non-billable FTE included in general and administrative expenses for the three months ended March 31, 2017 and 2016 were 820 and 728, respectively, due to the reasons discussed above. Facilities expense increased $0.6 million due to double rent expense related to our corporate headquarters move in Chicago. Computer expense also increased to meet our increasing technology needs. These increases were partially offset by a decrease in bad debt expense to nil for the three months ended March 31, 2017 compared to $1.6 million for the three months ended March 31, 2016 driven primarily by the collection of one large client receivable during the three months ended March 31, 2017.

General and administrative expenses were down slightly at 17.6% of RBR for the three months ended March 31, 2017 as compared to 17.8% for the three months ended March 31, 2016.

Depreciation Expense. The increase in depreciation expense of 14.6% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 was primarily due to increased technology infrastructure spending, software, and leasehold improvements.

Amortization Expense. Amortization expense decreased 20.6% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Other Operating Costs (Benefit):

Contingent Acquisition Liability Adjustments, Net. During the three months ended March 31, 2017, we recorded costs of $1.2 million, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities.

Deferred Debt Issuance Costs Write-off. During the three months ended March 31, 2017, we recorded costs of $0.1 million, relating to the write off of deferred debt issuance costs resulting from refinancing of our credit facility completed in March 2017. See Note 11 – Bank Debt to our unaudited consolidated financial statements for further information.

Interest Expense. Interest expense decreased 15.2% or $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, resulting from lower imputed interest relating to the deferred contingent consideration liabilities and lower average borrowing partially offset by higher borrowing rates. Average borrowing rates were 2.7% and 2.3% for the three months ended March 31, 2017 and 2016, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the three months ended March 31, 2017 and 2016 was 37.5% and 34.8%, respectively. The increase in the effective income tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to the reversals of foreign deferred income tax valuation allowances, which reduced income tax expense during the three months ended March 31, 2016 by approximately $0.9 million.

On January 1, 2017, we adopted FASB ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As required by the standard, excess tax benefits and deficiencies recognized in share-based compensation expense are recorded in the consolidated statement of comprehensive income as a component of income tax expense. Previously, these amounts were recorded as a component of additional paid-in capital on the consolidated balance sheet. During the three months ended March 31, 2017, excess tax benefits of $0.6 million related to exercised and vested share-based compensation awards reduced income tax expense by 3.3% in the consolidated statement of comprehensive income. See Note 2 – Recent Accounting Pronouncements to our unaudited consolidated financial statements for further information.

Segment Results

Our operating segments are the same as our reporting segments, and our performance is assessed and resources are allocated based on the following four reporting segments:

•	Healthcare

•	Energy

•	Financial Services Advisory and Compliance

•	Disputes, Forensics & Legal Technology

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 4 — Segment Information to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense related to retention incentives (see Note 8 — Supplemental Consolidated Balance Sheet Information to our unaudited consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Healthcare
			2017 over
			2016
	For the three months ended		Increase
	March 31,		(Decrease)
	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$90,546	$81,667	10.9
Total revenues (in 000s)	$98,689	$90,102	9.5
Segment operating profit (in 000s)	$27,613	$23,768	16.2
Key segment operating metrics:
Segment operating profit margin	30.5%	29.1%	4.8
Average FTE - Consulting	610	556	9.7
Average FTE - Technology, Data & Process	2,467	2,581	(4.4)
Average utilization rates based on 1,850 hours	77%	77%	—
Average bill rate	$269	$264	1.9

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

Three months ended March 31, 2017 compared to corresponding period in 2016

RBR for this segment increased 10.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The RBR increase for the three months ended March 31, 2017 was driven by continued strong demand from providers for large strategy-led transformation projects and life sciences companies for commercialization solutions.

Average FTE – Consulting increased 9.7% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly due to additional hiring to meet the higher demand discussed above. Average FTE – Technology, Data & Process decreased 4.4% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a transfer of personnel to the Financial Services Advisory and Compliance segment. Utilization was flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Average bill rate increased slightly to $269 mainly due to a change in project mix and improved pricing.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, segment operating profit and segment operating profit margin increased $3.8 million and 1.4 percentage points, respectively. These increases were attributable to the impact of higher RBR partially offset by higher compensation and benefits expense and incentive-based compensation mainly related to increased Client-Service FTE.

Energy
			2017 over
			2016
	For the three months ended		Increase
	March 31,		(Decrease)
	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$32,498	$26,896	20.8
Total revenues (in 000s)	$37,722	$31,279	20.6
Segment operating profit (in 000s)	$8,879	$6,714	32.2
Key segment operating metrics:
Segment operating profit margin	27.3%	25.0%	9.2
Average FTE - Consulting	472	370	27.6
Average FTE - Technology, Data & Process	62	62	—
Average utilization rates based on 1,850 hours	67%	72%	(6.9)
Average bill rate	$207	$203	2.0

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

Three months ended March 31, 2017 compared to corresponding period in 2016

RBR for this segment increased 20.8% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and mainly reflected the contributions from the November 2016 acquisition of Ecofys.

Average FTE – Consulting increased 27.6% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly due to the acquisition of Ecofys. Average FTE – Technology, Data & Process was flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Utilization decreased 6.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly due to lower utilization levels at Ecofys which we expect to improve over time as we work to align our different business models. Average bill rate increased slightly to $207.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, segment operating profit and segment operating profit margin increased $2.2 million and 2.3 percentage points, respectively. These increases were attributable to the impact of higher RBR from the Ecofys acquisition and improved utilization within certain higher-margin practices, partially offset by higher compensation and benefits expense.

Financial Services Advisory and Compliance
			2017 over
			2016
	For the three months ended		Increase
	March 31,		(Decrease)
	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$32,907	$33,650	(2.2)
Total revenues (in 000s)	$36,855	$36,907	(0.1)
Segment operating profit (in 000s)	$11,614	$13,506	(14.0)
Key segment operating metrics:
Segment operating profit margin	35.3%	40.1%	(12.0)
Average FTE - Consulting	318	291	9.3
Average FTE - Technology, Data & Process	87	—	100.0
Average utilization rates based on 1,850 hours	75%	81%	(7.4)
Average bill rate	$293	$288	1.7

The Financial Services Advisory and Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance and valuation services to clients in a broad variety of industries.

Three months ended March 31, 2017 compared to corresponding period in 2016

RBR for this segment decreased 2.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in RBR was primarily due to the conclusion of certain engagements as well as fewer compliance and controls engagements from financial institutions.

Average FTE – Consulting increased 9.3% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 consistent with the overall expansion of the segment during 2016. Average FTE – Technology, Data & Process increased 100% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a transfer of personnel from the Healthcare segment. Utilization decreased 7.4% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to the lower volume of work discussed above. Average bill rate increased slightly to $293 mainly due to a change in project mix.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, segment operating profit and segment operating profit margin decreased $1.9 million and 4.8 percentage points, respectively. The decrease was driven by lower RBR, higher compensation and benefits expense due to an increase in FTE — Consulting and annual wage increase and severance, partially offset by lower incentive-based compensation.

Disputes, Forensics & Legal Technology
			2017 over
			2016
	For the three months ended		Increase
	March 31,		(Decrease)
	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$80,260	$81,262	(1.2)
Total revenues (in 000s)	$84,571	$86,999	(2.8)
Segment operating profit (in 000s)	$26,339	$28,710	(8.3)
Key segment operating metrics:
Segment operating profit margin	32.8%	35.3%	(7.1)
Average FTE - Consulting	508	489	3.9
Average FTE - Technology, Data & Process	189	193	(2.1)
Average utilization rates based on 1,850 hours	72%	78%	(7.7)
Average bill rate	$366	$380	(3.7)

The Disputes, Forensics & Legal Technology segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

Three months ended March 31, 2017 compared to corresponding period in 2016

RBR for this segment was relatively flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. RBR for the three months ended March 31, 2017 reflected continued demand for our global expertise in complex industrial, infrastructure and commercial project matters, increased volumes for legal technology solutions, and an increase in performance-based fees associated with mass tort claims offset by fewer large general litigation and forensics engagements.

Average FTE – Consulting increased 3.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to new hires within targeted growth areas during the year ended December 31, 2016 as well as a reclassification of 10 FTE professionals previously reported within Average FTE – Technology, Data & Process. Average FTE – Technology, Data & Process decreased 2.1% over the same periods mainly due to the reclassification mentioned above. Average bill rate decreased 3.7% to $366 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly due to changes in project mix. Utilization decreased 7.7% for the same periods mainly due to the lower volume of work discussed above.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016 segment operating profit and segment operating profit margin decreased $2.4 million and 2.5 percentage points, respectively, primarily due to lower RBR and higher incentive-based compensation and severance.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the three months ended March 31, 2017 and 2016:

	2017	2016
Net cash used in operating activities	$(22,961)	$(26,557)
Net cash used in investing activities	$(13,905)	$(12,472)
Net cash provided by financing activities	$37,462	$33,497

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

We calculate accounts receivable Days Sales Outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 86 days at March 31, 2017, compared to 78 days at March 31, 2016 reflecting higher accounts receivable, net balances mainly within our Healthcare and Energy segments.

Operating Activities

Net cash used in operating activities was $23.0 million and $26.6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to lower working capital requirements, specifically, an increase in cash collections from clients partially offset by an increase in the amount paid for annual performance bonuses during the three months ended March 31, 2017.

Investing Activities

Net cash used in investing activities was $13.9 million and $12.5 million for the three months ended March 31, 2017 and 2016, respectively. Cash used in investing activities was higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in capital expenditures related to the build-out of our new corporate headquarters in Chicago and higher technology infrastructure spending, partially offset by lower acquisitions spending. The three months ended March 31, 2016 also included a working capital adjustment payment made to the selling members of McKinnis of $5.5 million.

Financing Activities

Net cash provided by financing activities was $37.5 million and $33.5 million for the three months ended March 31, 2017 and 2016, respectively. The higher level of cash provided by financing activities for the three months ended March 31, 2017 was primarily related to higher bank debt borrowings made during 2017 driven by higher annual incentive bonuses and higher investment in capital expenditures in this period. On March 28, 2017, we entered into a new credit agreement with a syndicate of banks, amending and extending the maturity date of the five-year $400 million revolving credit facility provided under our prior credit agreement. As amended and restated, the credit facility matures on March 28, 2022. Due to a change in the lending syndicate, borrowings from banks and repayments to banks includes $38.8 million related to funds flow in connection with the refinancing of the credit facility. All payments and borrowings related to this transaction were non-cash.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to our unaudited consolidated financial statements.

At March 31, 2017, we had total contractual obligations of $334.3 million. The following table shows the components of our significant commitments at March 31, 2017 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2017	2018 to 2019	2020 to 2021	Thereafter
Deferred acquisition liabilities (a)	$12,971	$12,180	341	$450	$—
Revolving credit facility (b) (c)	178,336	—	—	—	178,336
Lease commitments	142,991	18,885	45,783	34,831	43,492

Total contractual obligations	$334,298	$31,065	$46,124	$35,281	$221,828

a)	At March 31, 2017, we had $13.0 million in liabilities relating to deferred acquisition liability obligations (reflected in the table above). Of this balance, $3.0 million was in the form of contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the obligations is contingent upon certain acquisitions meeting performance targets. Assuming each of these acquisitions reaches their maximum target, our maximum deferred contingent acquisition liability would have been $6.9 million at March 31, 2017. On April 3, 2017, $10.0 million was paid to the selling members of McKinnis to settle a deferred acquisition liability.
b)	Interest incurred on amounts we borrow under the credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 11 – Bank Debt to our unaudited consolidated financial statements for further information on our credit facility.
c)	At March 31, 2017, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Through March 31, 2017, we have repurchased an aggregate of 8,781,258 shares of our common stock for approximately $131.1 million under our share repurchase program. At March 31, 2017, we had approximately $58.0 million remaining for share repurchases under the board authorization effective July 1, 2015. On April 19, 2017, our board of directors authorized an increase in our share repurchase authorization to $100.0 million for the 32-month period ending December 31, 2019. See Part II, Item 2 of this report for additional information on the share repurchases.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements to our unaudited consolidated financial statements for further information on our accounting policies and recent accounting pronouncements.

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

At March 31, 2017, our interest rate derivatives effectively fixed our LIBOR base rate on $45.0 million of our debt. Based on borrowings under our credit facility at March 31, 2017 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $133.3 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.3 million change in annual interest expense.

At March 31, 2017, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2017, we had net assets of approximately $34.5 million with a functional currency of the U.K. Pound Sterling, $10.3 million with a functional currency of the Canadian Dollar and $8.3 million with a functional currency of the Euro related to our non-U.S. operations. At March 31, 2017, we had net liabilities denominated in non-functional currencies of approximately $3.2 million. As such, a ten percent change in the value of the local currencies would have resulted in a $0.3 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

Item 4.	Controls and Procedures.

(1)    Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Except as described below, there has been no change in our internal control over financial reporting during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new Enterprise Resource Planning (ERP) system and reporting platform. Certain phases of the implementation were completed during the year ended December 31, 2016 and included implementing new modules related to our general ledger, project costing, contracts, billing and accounts receivable systems. During the first quarter of 2017 we continued the implementation and migrated an additional portion of our legacy reporting platform to the new ERP system and reporting platform, which resulted in the modification of certain controls, procedures and processes relating to the affected portion. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We also conduct extensive post-implementation monitoring and testing of the effectiveness of our internal control over financial reporting, and Navigant has not experienced any significant deficiencies or material weaknesses in connection with the implementation or operation of the new ERP system and reporting platform. We plan to continue to migrate our legacy operating and financial information to the new ERP system and reporting platform.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2017:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(a)
Jan 1 - 31, 2017	59,552	$25.28	59,552	$61,497,688
Feb 1 - 28, 2017	61,771	$24.11	61,771	$60,008,191
Mar 1 - 31, 2017	85,975	$22.87	85,975	$58,041,920

Total	207,298	$23.93	207,298	$58,041,920

(a)	On May 14, 2015, our board of directors extended until December 31, 2017 its previous authorization to repurchase up to $100 million in shares of our common stock in open market or private transactions. On April 19, 2017, our board of directors increased the share repurchase authorization to $100 million and extended the authorization to December 31, 2019, effective May 1, 2017.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

10.1	Credit Agreement, dated as of March 28, 2017, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2017). (Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.)

10.2	Offer Letter, effective as of March 30, 2017, between Navigant Consulting, Inc. and Monica M. Weed.

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: May 4, 2017