Form 10-Q
period 2017-06-30
NAVIGANT CONSULTING INC
filed 2017-08-09
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, 46,730,466 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,556	$8,291
Accounts receivable, net	267,283	261,755
Prepaid expenses and other current assets	35,225	29,762

Total current assets	309,064	299,808
Non-current assets:
Property and equipment, net	87,996	82,953
Intangible assets, net	24,270	28,727
Goodwill	630,933	625,027
Other assets	24,797	18,282

Total assets	$1,077,060	$1,054,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,938	$11,871
Accrued liabilities	17,739	16,144
Accrued compensation-related costs	65,312	106,779
Income tax payable	—	1,564
Other current liabilities	28,129	38,616

Total current liabilities	120,118	174,974
Non-current liabilities:
Deferred income tax liabilities	85,612	77,737
Other non-current liabilities	34,420	32,579
Bank debt non-current	184,787	135,030

Total non-current liabilities	304,819	245,346

Total liabilities	424,937	420,320

Stockholders’ equity:
Common stock	58	57
Additional paid-in capital	653,096	644,519
Treasury stock	(195,315)	(181,361)
Retained earnings	215,936	196,468
Accumulated other comprehensive loss	(21,652)	(25,206)

Total stockholders’ equity	652,123	634,477

Total liabilities and stockholders’ equity	$1,077,060	$1,054,797

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues before reimbursements	$235,238	$238,485	$471,449	$461,960
Reimbursements	21,608	23,198	43,234	45,010

Total revenues	256,846	261,683	514,683	506,970
Cost of services before reimbursable expenses	168,721	157,966	333,773	311,906
Reimbursable expenses	21,608	23,198	43,234	45,010

Total cost of services	190,329	181,164	377,007	356,916
General and administrative expenses	41,726	44,507	83,210	84,338
Depreciation expense	7,826	7,015	15,299	13,537
Amortization expense	2,219	2,891	4,538	5,812
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	—	850	1,199	850
Office consolidation, net	—	174	(38)	174
Deferred debt issuance costs write off	—	—	145	—

Operating income	14,746	25,082	33,323	45,343
Interest expense	1,280	1,429	2,349	2,689
Interest income	(81)	(36)	(112)	(75)
Other expense (income), net	602	(444)	385	(784)

Income before income tax expense	12,945	24,133	30,701	43,513
Income tax expense	4,148	9,356	10,808	16,094

Net income	$8,797	$14,777	$19,893	$27,419

Basic net income per share	$0.19	$0.31	$0.42	$0.58
Shares used in computing basic per share data	47,113	47,550	47,023	47,488
Diluted net income per share	$0.18	$0.30	$0.41	$0.56
Shares used in computing diluted per share data	48,696	48,841	48,833	48,936
Net income	$8,797	$14,777	$19,893	$27,419
Other comprehensive income (loss), net of tax
Unrealized net gain (loss), foreign currency translation	2,714	(3,459)	3,544	(3,989)
Unrealized net loss on interest rate derivatives	(15)	(45)	(4)	(207)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	(6)	40	14	92

Other comprehensive gain (loss), net of tax	2,693	(3,464)	3,554	(4,104)

Total comprehensive income, net of tax	$11,490	$11,313	$23,447	$23,315

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2016	57,325	(10,339)	$57	$644,519	$(181,361)	$(25,206)	$196,468	$634,477
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 2)	—	—	—	719	—	—	(425)	294
Comprehensive income	—	—	—	—	—	3,554	19,893	23,447
Issuances of common stock	175	—	1	2,642	—	—	—	2,643
Vesting of restricted stock units, net of forfeitures and tax withholdings	450	—	—	(4,733)	—	—	—	(4,733)
Share-based compensation expense	—	—	—	7,402	—	—	—	7,402
Additional paid-in capital recorded through compensation expense	—	—	—	2,547	—	—	—	2,547
Repurchases of common stock	—	(643)	—	—	(13,954)	—	—	(13,954)

Balance at June 30, 2017	57,950	(10,982)	$58	$653,096	$(195,315)	$(21,652)	$215,936	$652,123

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$19,893	$27,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	15,299	13,537
Amortization expense	4,538	5,812
Share-based compensation expense	7,402	6,524
Deferred income taxes	8,232	1,131
Allowance for doubtful accounts receivable	1,175	4,547
Contingent acquisition liability adjustments, net	1,199	850
Other, net	1,477	741
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(7,010)	(43,765)
Prepaid expenses and other assets	(10,358)	(1,025)
Accounts payable	(2,371)	2,478
Accrued liabilities	1,383	472
Accrued compensation-related costs	(41,870)	(22,788)
Income taxes payable	(1,609)	12,059
Other liabilities	964	(337)

Net cash (used in) provided by operating activities	(1,656)	7,655
Cash flows from investing activities:
Purchases of property and equipment	(20,889)	(10,039)
Acquisitions of businesses, net of cash acquired	—	(1,995)
Other acquisition payments	—	(5,500)
Other, net	(158)	(625)

Net cash used in investing activities	(21,047)	(18,159)
Cash flows from financing activities:
Issuances of common stock	2,643	2,841
Repurchases of common stock	(13,954)	(13,023)
Payments of contingent acquisition liabilities	(10,330)	(49)
Repayments to banks	(246,469)	(209,245)
Borrowings from banks	294,591	227,239
Payments of debt issuance costs	(1,201)	—
Other, net	(4,827)	(2,730)

Net cash provided by financing activities	20,453	5,033

Effect of exchange rate changes on cash and cash equivalents	515	(114)

Net decrease in cash and cash equivalents	(1,735)	(5,585)
Cash and cash equivalents at beginning of the period	8,291	8,895

Cash and cash equivalents at end of the period	$6,556	$3,310

Supplemental Unaudited Consolidated Cash Flow Information

(In thousands)

	For the six months ended
	June 30,
	2017	2016
Interest paid	$1,869	$1,962
Income taxes paid, net of refunds	$10,876	$1,721

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2017.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the goodwill impairment test by eliminating step 2, which is the step requiring companies to perform a hypothetical purchase price allocation to measure goodwill. Instead, under the new standard, impairment will be measured using the difference between the fair value of a reporting unit with its carrying amount. Any impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, taking into consideration income tax effects from any deductible goodwill on the carrying amount of the reporting unit. This standard will be effective for public companies for annual and interim periods beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard during the first quarter of 2017; the adoption did not have a material effect on our unaudited consolidated financial statements or related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification as an equity or liability instrument are the same before and after the modification. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied prospectively to awards modified on or after the adoption date. We are currently evaluating the potential impact of our adoption of this guidance on our consolidated financial statements.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenues	$256,846	$268,638	$514,683	$520,651
Net income	$8,797	$14,561	$19,893	$26,818
Basic net income per basic share	$0.19	$0.31	$0.42	$0.56
Shares used in computing net income per basic share	47,113	47,550	47,023	47,488
Diluted net income per diluted share	$0.18	$0.30	$0.41	$0.55
Shares used in computing net income per diluted share	48,696	48,841	48,833	48,936

4. SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the implementation of a new electronic health records system.

•	The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

•	The Financial Services Advisory and Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance and valuation services to clients in a broad variety of industries.

•	The Disputes, Forensics & Legal Technology segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues before reimbursements:
Healthcare	$94,134	$89,876	$184,680	$171,543
Energy	31,743	29,295	64,241	56,191
Financial Services Advisory and Compliance	33,683	39,994	66,590	73,644
Disputes, Forensics & Legal Technology	75,678	79,320	155,938	160,582

Total revenues before reimbursements	$235,238	$238,485	$471,449	$461,960

Total revenues:
Healthcare	$102,804	$98,386	$201,493	$188,488
Energy	36,544	32,855	74,266	64,134
Financial Services Advisory and Compliance	37,244	45,360	74,099	82,267
Disputes, Forensics & Legal Technology	80,254	85,082	164,825	172,081

Total revenues	$256,846	$261,683	$514,683	$506,970

Segment operating profit:
Healthcare	$28,116	$29,362	$55,729	$53,130
Energy	8,516	8,402	17,395	15,116
Financial Services Advisory and Compliance	12,307	17,511	23,921	31,017
Disputes, Forensics & Legal Technology	21,429	28,963	47,768	57,673

Total segment operating profit	70,368	84,238	144,813	156,936
Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	41,726	44,507	83,210	84,338
Depreciation expense	7,826	7,015	15,299	13,537
Amortization expense	2,219	2,891	4,538	5,812
Other operating costs, net	—	1,024	1,306	1,024
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	3,851	3,719	7,137	6,882

Operating income	14,746	25,082	33,323	45,343
Interest and other expense, net	1,801	949	2,622	1,830

Income before income tax expense	$12,945	$24,133	$30,701	$43,513

Total assets allocated by segment include accounts receivable, net, certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Healthcare	$388,165	$391,859
Energy	121,582	120,311
Financial Services Advisory and Compliance	99,707	98,846
Disputes, Forensics & Legal Technology	342,545	330,239
Unallocated assets	125,061	113,542

Total assets	$1,077,060	$1,054,797

5. GOODWILL AND INTANGIBLE ASSETS, NET

Changes made to our goodwill balances during the six months ended June 30, 2017 and the year ended December 31, 2016 were as follows (in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics & Legal Technology	Total Company
Gross goodwill at December 31, 2016	$272,032	$77,924	$53,784	$348,757	$752,497
Adjustments	(36)	2,749	(17)	(77)	2,619
Foreign currency translation	234	579	411	2,063	3,287

Gross goodwill at June 30, 2017	272,230	81,252	54,178	350,743	758,403
Accumulated goodwill impairment	—	—	—	(122,045)	(122,045)
Accumulated amortization	—	—	—	(5,425)	(5,425)

Net goodwill at June 30, 2017	$272,230	$81,252	$54,178	$223,273	$630,933

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics & Legal Technology	Total Company
Gross goodwill at December 31, 2015	$264,163	$76,566	$55,341	$354,604	$750,674
Acquisitions	8,057	2,122	—	—	10,179
Adjustments	(12)	—	(35)	(153)	(200)
Foreign currency translation	(176)	(764)	(1,522)	(5,694)	(8,156)

Gross goodwill at December 31, 2016	272,032	77,924	53,784	348,757	752,497
Accumulated goodwill impairment	—	—	—	(122,045)	(122,045)
Accumulated amortization	—	—	—	(5,425)	(5,425)

Net goodwill at December 31, 2016	$272,032	$77,924	$53,784	$221,287	$625,027

During the six months ended June 30, 2017, we recorded an adjustment to goodwill of $2.7 million related to the Ecofys acquisition in connection with working capital adjustments made during the period.

We performed our annual goodwill impairment test as of May 31, 2017. The key assumptions included: internal projections completed during our first quarter 2017 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth consistent with our longer term historical performance also considering our near term investment plans and growth objectives; discount rates based on comparable discount rates for our peer group; revenue and EBITDA multiples comparable to multiples for our peer group; Company-specific risk considerations; control premium; and cost of capital based on our historical experience.

Based on our assumptions, at that time, the estimated fair value exceeded the net asset carrying value for each of our reporting units as of May 31, 2017. Accordingly, there was no indication of impairment of our goodwill for any of our reporting units. As of May 31, 2017, the estimated fair value of our Healthcare, Energy, Financial Services Advisory and Compliance, and Disputes, Forensics & Legal Technology reporting units exceeded the fair value of invested capital by 30%, 38%, 70%, and 21%, respectively.

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test as of May 31, 2018.

Intangible assets consisted of (in thousands):

	June 30,	December 31,
	2017	2016
Intangible assets:
Customer lists and relationships	$107,945	$106,536
Non-compete agreements	23,723	23,407
Other	28,475	28,274

Intangible assets, at cost	160,143	158,217
Less: accumulated amortization	(135,873)	(129,490)

Intangible assets, net	$24,270	$28,727

Our intangible assets have estimated remaining useful lives ranging up to eight years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At June 30, 2017, our intangible assets categories were as follows (in thousands, except year data):

	Weighted Average
Category	Remaining Years	Amount
Customer lists and relationships, net	5.2	$20,514
Non-compete agreements, net	3.2	2,127
Other intangible assets, net	2.7	1,629

Total intangible assets, net	4.8	$24,270

Total amortization expense was $4.5 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively. The estimated annual aggregate amortization expense to be recorded in the next five years related to intangible assets at June 30, 2017 is as follows (in thousands):

Year Ending December 31,	Amount
2017 (includes January - June)	$8,902
2018	6,329
2019	4,415
2020	3,362
2021	3,557
2022	579

6. NET INCOME PER SHARE (EPS)

The components of basic and diluted shares were as follows (in thousands and based on the weighted average days outstanding for the periods):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic shares	47,113	47,550	47,023	47,488
Employee stock options	169	88	208	94
Restricted stock units	1,378	1,151	1,528	1,261
Contingently issuable shares	36	52	74	93

Diluted shares (1)	48,696	48,841	48,833	48,936

Antidilutive shares (2)	179	273	91	225

(1)	In connection with the adoption of ASU 2016-09 (see Note 2 – Recent Accounting Pronouncements), diluted shares for the three and six months ended June 30, 2017 included approximately 199,000 and 255,000 shares, respectively, which otherwise would not have been included but for the adoption of this guidance.
(2)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

7. SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization of restricted stock unit awards	$4,139	$3,695	$6,795	$5,946
Amortization of stock option awards	160	234	379	401
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	81	66	228	177

Total share-based compensation expense	$4,380	$3,995	$7,402	$6,524

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of services before reimbursable expenses	$2,599	$2,612	$4,216	$4,107
General and administrative expenses	1,781	1,383	3,186	2,417

Total share-based compensation expense	$4,380	$3,995	$7,402	$6,524

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

At June 30, 2017, we had $18.2 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the six months ended June 30, 2017, we granted an aggregate of 718,851 share-based awards, consisting of restricted stock units with an aggregate fair value of $16.4 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8. SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net

The components of accounts receivable were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Billed amounts	$179,480	$183,656
Engagements in process	109,309	100,779
Allowance for uncollectible billed amounts	(13,880)	(14,967)
Allowance for uncollectible engagements in process	(7,626)	(7,713)

Accounts receivable, net	$267,283	$261,755

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Notes receivable - current	$3,361	$2,636
Income tax receivable	5,378	—
Prepaid recruiting and retention incentives—current	8,968	9,173
Other prepaid expenses and other current assets	17,518	17,953

Prepaid expenses and other current assets	$35,225	$29,762

Other Assets

The components of other assets were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Notes receivable - non-current	$7,565	$2,943
Capitalized client-facing assets	1,932	1,733
Prepaid recruiting and retention incentives—non-current	9,602	11,116
Prepaid expenses and other non-current assets	5,698	2,490

Other assets	$24,797	$18,282

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the six months ended June 30, 2017, we issued loans aggregating $7.5 million, and during the six months ended June 30, 2016, no such loans were issued. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the terms of the loans.

Capitalized client-facing assets include software and hardware that is used by our clients as part of their engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the periods in which they are recoverable from the employees, which periods are generally up to six years. During the six months ended June 30, 2017 and 2016, we granted $4.5 million and $10.4 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Furniture, fixtures and equipment	$74,991	$69,210
Software	89,564	83,766
Leasehold improvements	54,183	57,128

Property and equipment, at cost	218,738	210,104
Less: accumulated depreciation and amortization	(130,742)	(127,151)

Property and equipment, net	$87,996	$82,953

During the six months ended June 30, 2017, we invested $20.9 million in property and equipment ($3.7 million of which was accrued in prior periods), including $12.4 million in leasehold improvements related primarily to the build-out of our new Chicago corporate headquarters, $4.8 million in technology infrastructure and software, and $3.6 million in furniture. During the six months ended June 30, 2017, we retired $11.9 million of fully-depreciated assets.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Deferred acquisition liabilities - current	$1,899	$10,780
Deferred revenue	20,567	21,258
Deferred rent—current	2,954	2,894
Other current liabilities	2,709	3,684

Total other current liabilities	$28,129	$38,616

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Deferred acquisition liabilities - non-current	$832	$943
Deferred rent - non-current	25,044	19,776
Other non-current liabilities	8,544	11,860

Total other non-current liabilities	$34,420	$32,579

Deferred acquisition liabilities, current and non-current, at June 30, 2017 consisted of cash obligations related to contingent purchase price considerations recorded at fair value. During the six months ended June 30, 2017, $10.0 million was paid to the selling members of McKinnis Consulting Services LLC (McKinnis), which we acquired in December 2015, to settle a deferred acquisition liability. During the six months ended June 30, 2017, we recorded a fair value adjustment which increased deferred contingent acquisition liabilities by $1.2 million. See Note 12 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At June 30, 2017, other non-current liabilities included $0.8 million of performance-based long-term incentive compensation liabilities. During the six months ended June 30, 2017, we reclassified $2.5 million of performance-based long-term incentive compensation liabilities to equity upon grant of the related restricted stock units. As part of our long-term incentive program for select senior-level client service employees and leaders, we grant restricted stock units which vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss was as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Unrealized loss on foreign exchange:
Balance at beginning of period	$(24,336)	$(16,976)	$(25,166)	$(16,446)
Unrealized gain (loss) on foreign exchange	2,714	(3,459)	3,544	(3,989)

Balance at end of period	$(21,622)	$(20,435)	$(21,622)	$(20,435)

Unrealized loss on derivatives:
Balance at beginning of period	$(9)	$(224)	$(40)	$(114)
Unrealized loss on derivatives in period, net of reclassification	(15)	(45)	(4)	(207)
Reclassified to interest expense	(11)	66	23	153
Income tax expense	5	(26)	(9)	(61)

Balance at end of period	$(30)	$(229)	$(30)	$(229)

	2017	2016
Accumulated other comprehensive loss at June 30,	$(21,652)	$(20,664)

10. DERIVATIVES AND HEDGING ACTIVITY

During the six months ended June 30, 2017, the interest rate derivatives outstanding were as follows (summarized based on month of execution):

	Number of				Total Notional Amount
Month executed	Contracts	Beginning Date	Maturity Date	Rate	(millions)
July 2014	4	July 11, 2014	July 11, 2017	1.10%	$25.0
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0
April 2017	2	April 13, 2017	April 30, 2020	1.81%	$15.0

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the six months ended June 30, 2017. During the six months ended June 30, 2017 and 2016, we recorded nil and $0.2 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

In addition to the above, we have entered into four new interest rate derivative contracts effective July 31, 2017 with a total notional amount of $17.5 million.

11. BANK DEBT

On March 28, 2017, we entered into a new credit agreement with a syndicate of banks, amending and extending the maturity date of the five-year, $400 million revolving credit facility provided under our prior credit agreement. As amended and restated, the credit facility matures on March 28, 2022. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500 million. Borrowings and repayments under the credit facility may be made in multiple currencies including United States (U.S.) Dollars, Canadian Dollars, United Kingdom (U.K.) Pounds Sterling and Euro.

At June 30, 2017, we had aggregate borrowings outstanding of $184.8 million, compared to $135.0 million at December 31, 2016. Based on our financial covenants at June 30, 2017, approximately $211.3 million in additional borrowings were available to us under the credit facility. At June 30, 2017, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At June 30, 2017, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 2.3% and 2.2% for the three months ended June 30, 2017 and 2016, respectively, and 2.5% and 2.3% for the six months ended June 30, 2017 and 2016, respectively

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At June 30, 2017, under the definitions in the credit agreement, our consolidated leverage ratio was 1.2:1 and our consolidated interest coverage ratio was 30.4:1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at June 30, 2017; however, there can be no assurances that we will remain in compliance in the future.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the six months ended June 30, 2017 and 2016, we recorded $1.2 million and $0.9 million, respectively, in other operating costs for a net increase in the liability, reflecting changes in the fair value estimate of the deferred contingent acquisition liability for certain acquisitions made in 2016 and 2015 (see Note 3 – Acquisitions to the consolidated financial statements in our 2016 Form 10-K). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the six months ended
	June 30,
	2017	2016
Beginning Balance	$1,723	$8,782
Accretion of acquisition-related contingent consideration	139	350
Remeasurement of acquisition-related contingent consideration	1,199	850
Payments	(330)	(49)

Ending Balance	$2,731	$9,933

At June 30, 2017, the carrying value of our bank debt approximated fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2017 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2017
Interest rate derivatives, net	$—	$51	$—	$51
Deferred contingent acquisition liabilities	$—	$—	$2,731	$2,731
At December 31, 2016
Interest rate derivatives, net	$—	$64	$—	$64
Deferred contingent acquisition liabilities	$—	$—	$1,723	$1,723

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

Results of Operations

For the three months ended June 30, 2017, we reported $8.8 million in net income, which represented a decrease of 40.5% over the prior year period. Key highlights of our results of operations for this time period include:

        Revenues before reimbursements (RBR) decreased 1.4% over the prior year period. The decrease was mainly due to lower RBR in our Financial Services Advisory and Compliance and Disputes, Forensics & Legal Technology segments, partially offset by organic RBR growth in our Healthcare segment and contributions from the November 2016 acquisition of Ecofys within the Energy segment. See segment results below for further discussion on RBR. Additionally, cost of services before reimbursable expenses increased 6.8%, while general and administrative expenses decreased 6.2%. Our effective income tax rate for the three months ended June 30, 2017 was 32.0%, reflecting tax benefits recognized upon the adoption of ASU 2016-09 discussed above.

For the six months ended June 30, 2017 and 2016, we reported $19.9 million in net income, which represented a decrease of 27.4% over the prior year period. Key highlights of our results of operations for this time period include:

        RBR increased 2.1% over the prior year period, due to organic RBR growth in our Healthcare segment and contributions from the November 2016 acquisition of Ecofys within the Energy segment, partially offset by lower RBR in our Financial Services Advisory and Compliance and Disputes, Forensics & Legal Technology segments. Additionally, cost of services before reimbursable expenses increased 7.0% and general and administrative expenses decreased 1.3%. Our effective income tax rate for the six months ended June 30, 2017 was 35.2%.

			2017 over			2017 over
			2016			2016
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Key operating metrics:
Average FTE
-Consulting	1,886	1,712	10.2	1,897	1,709	11.0
-Technology, Data & Process	2,997	2,747	9.1	2,901	2,792	3.9
-Non-billable	918	827	11.0	915	817	12.0
Period end FTE
-Consulting	1,874	1,716	9.2	1,874	1,716	9.2
-Technology, Data & Process	3,106	2,642	17.6	3,106	2,642	17.6
-Non-billable	916	842	8.8	916	842	8.8
Average bill rate	$287	$303	(5.3)	$285	$297	(4.0)
Utilization	73%	76%	(3.9)	73%	77%	(5.2)

Key Operating Metrics

Average FTE – Consulting increased 10.2% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, mainly due to the acquisition of Ecofys within our Energy segment in November 2016, as well as additional hiring within certain growth areas including our Healthcare segment and the global construction practice within our Disputes, Forensics & Legal Technology segment. Average FTE – Technology, Data & Process increased 9.1% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly to support additional business process management services work within our Healthcare segment. Period end FTE – Technology, Data & Process increased for the same reason discussed above. Average Non-billable FTE increased 11.0% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, reflecting the impact of new hires made to support the growth of the business and reassignment of personnel from the operating segments to corporate functions. Utilization levels were 73% and 76% for the three months ended June 30, 2017 and 2016, respectively, and average bill rate decreased 5.3% to $287 over the same periods mainly due to project mix.

Average FTE – Consulting increased 11.0% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly due to the acquisition of Ecofys within our Energy segment in November 2016, as well as additional hiring throughout 2016 within certain growth areas in our operating segments. Average FTE – Technology, Data & Process increased 3.9% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the reasons discussed above. Period end FTE – Technology, Data & Process increased for the same reason discussed above. Average Non-billable FTE increased 12.0% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the reasons discussed above. Utilization levels were 73% and 77% for the six months ended June 30, 2017 and 2016, respectively, and average bill rate decreased 4.0% to $285 over the same periods mainly due to project mix.

Results for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Revenue before Reimbursements. See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 6.8% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to higher compensation and benefits expenses resulting from the November 2016 acquisition of Ecofys, additional hiring of Client-Service FTE, annual wage increases and higher severance expense in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. These increases were partially offset by lower incentive-based compensation due to weaker operating performance. Severance expense relating to Client-Service FTE was $3.3 million and $1.0 million for the three months ended June 30, 2017 compared to the corresponding period in 2016, respectively, as part of certain performance improvement initiatives.

General and Administrative Expenses. General and administrative expenses decreased 6.2% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was mainly due to lower bad debt expense, lower incentive-based compensation due to weaker operating performance and lower meeting expense. These decreases were partially offset by higher severance expense, higher compensation and benefits expenses resulting from the November 2016 acquisition of Ecofys, additional hiring of Non-billable FTE to support growth of the business and annual merit increases. In addition, facilities expense increased due to double rent expense related to our Chicago corporate headquarters move. Average Non-billable FTE included in general and administrative expenses for the three months ended June 30, 2017 and 2016 were 827 and 750, respectively, due to the reasons discussed above. Severance expense for the three months ended June 30, 2017 and 2016 was $1.1 million and $0.2 million, respectively. Bad debt expense for the three months ended June 30, 2017 and 2016 was $1.2 million and $2.9 million, respectively.

General and administrative expenses were down slightly at 17.7% of RBR for the three months ended June 30, 2017 as compared to 18.7% for the three months ended June 30, 2016.

General and administrative expenses decreased 1.3% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was due to the reasons discussed above. In addition, computer expense also increased to meet our increasing technology needs. Severance expense for the six months ended June 30, 2017 and 2016 was $1.3 million and $0.2 million, respectively. Bad debt expense for the six months ended June 30, 2017 and 2016 was $1.2 million and $4.5 million, respectively.

General and administrative expenses were down slightly at 17.6% of RBR for the six months ended June 30, 2017 as compared to 18.3% for the six months ended June 30, 2016.

Depreciation Expense. The increase in depreciation expense of 11.6% and 13.0% for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, respectively, was primarily due to increased technology infrastructure spending, software, and leasehold improvements.

Amortization Expense. Amortization expense decreased 23.2% and 21.9% for three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Other Operating Costs (Benefit):

Contingent Acquisition Liability Adjustments, Net. During the six months ended June 30, 2017, we recorded costs of $1.2 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. During the three and six months ended June 30, 2016, we recorded a cost of $0.9 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities.

Interest Expense. Interest expense decreased 10.4% or $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. For the six months ended June 30, 2017 interest expense decreased 12.6% or $0.3 million compared to the corresponding period in the prior year. Average borrowing rates were 2.3% and 2.2% for the three months ended June 30, 2017 and 2016, respectively, and 2.5% and 2.3% for the six months ended June 30, 2017 and 2016, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the three months ended June 30, 2017 and 2016 was 32.0% and 38.8%, respectively. The decrease was primarily attributable to the adoption of ASU 2016-09 which requires the tax effects upon exercise of stock options or vesting of restricted stock awards to be treated as discrete items in the interim reporting period in which they occur. During the three months ended June 30, 2017, income tax expense was reduced by approximately $1.0 million compared to the three months ended June 30, 2016 as a result of the implementation of ASU 2016-09.

The effective income tax rate for the six months ended June 30, 2017 and 2016 was 35.2% and 37.0%, respectively. The decrease was primarily attributable to the adoption of ASU 2016-09 as discussed above. During the six months ended June 30, 2017, income tax expense was reduced by approximately $1.6 million compared to the six months ended June 30, 2016.

On January 1, 2017, we adopted FASB ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As required by the standard, excess tax benefits and deficiencies recognized in share-based compensation expense are recorded in the consolidated statement of comprehensive income as a component of income tax expense. Previously, these amounts were recorded as a component of additional paid-in capital on the consolidated balance sheet. During the six months ended June 30, 2017, excess tax benefits of $1.6 million related to exercised and vested share-based compensation awards reduced income tax expense by 5.4% in the consolidated statement of comprehensive income. See Note 2 – Recent Accounting Pronouncements to our unaudited consolidated financial statements for further information.

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

Healthcare
			2017 over			2017 over
			2016			2016
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$94,134	$89,876	4.7	$184,680	$171,543	7.7
Total revenues (in 000s)	$102,804	$98,386	4.5	$201,493	$188,488	6.9
Segment operating profit (in 000s)	$28,116	$29,362	(4.2)	$55,729	$53,130	4.9
Key segment operating metrics:
Segment operating profit margin	29.9%	32.7%	(8.6)	30.2%	31.0%	(2.6)
Average FTE - Consulting	618	570	8.4	614	563	9.1
Average FTE - Technology, Data & Process	2,656	2,495	6.5	2,561	2,538	0.9
Average utilization rates based on 1,850 hours	74%	77%	(3.9)	75%	77%	(2.6)
Average bill rate	$279	$292	(4.5)	$274	$278	(1.4)

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

Three months ended June 30, 2017 compared to corresponding period in 2016

RBR for this segment increased 4.7% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The RBR increase was driven by continued strong demand from providers for large strategy-led transformation projects, life sciences companies for commercialization solutions and contributions from business process management services engagements.

Average FTE – Consulting increased 8.4% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly due to additional hiring to meet the higher demand discussed above. Average FTE – Technology, Data & Process increased 6.5% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly due to the increase in business process management services work mentioned above partially offset by a transfer of personnel to the Financial Services Advisory and Compliance segment. Utilization decreased 3.9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Average bill rate decreased 4.5% to $279 mainly due to lower variable consulting fees in the current year period.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, segment operating profit and segment operating profit margin decreased $1.2 million and 2.8 percentage points, respectively. These decreases were attributable to the impact of increases in compensation and benefits expense due to higher FTE at a higher rate than the increase in RBR, increase in severance expense as well as project mix (i.e., a higher relative increase of lower-margin engagements). Sales and marketing and retention-related expenses were also higher in the current year period. These increases were partially offset by lower incentive-based compensation mainly related to the decrease in segment operating profit margin. Severance expense for the three months ended June 30, 2017 and 2016 was $0.7 million and $0.3 million, respectively.

Six months ended June 30, 2017 compared to corresponding period in 2016

RBR for this segment increased 7.7% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The RBR increase was due to reasons discussed above.

Average FTE – Consulting increased 9.1% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 mainly due to additional hiring to meet the higher demand discussed above. Average FTE – Technology, Data & Process increased 0.9% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the reasons discussed above. Utilization decreased 2.6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Average bill rate decreased 1.4% to $274 mainly due to a change in project mix and lower variable consulting fees in the current year period.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, segment operating profit increased $2.6 million and segment operating profit margin decreased 0.8% percentage points, respectively. These results were attributable to the impact of higher RBR partially offset by higher compensation and benefits related to increased Client-Service FTE and higher sales, marketing, computer and severance expenses. Segment operating profit margin was impacted by project mix (i.e., a higher number of lower-margin engagements) and lower variable consulting fees, which have a higher margin, in the current year period. Severance expense for the six months ended June 30, 2017 and 2016 was $0.9 million and $0.7 million, respectively.

Energy
			2017 over			2017 over
			2016			2016
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$31,743	$29,295	8.4	$64,241	$56,191	14.3
Total revenues (in 000s)	$36,544	$32,855	11.2	$74,266	$64,134	15.8
Segment operating profit (in 000s)	$8,516	$8,402	1.4	$17,395	$15,116	15.1
Key segment operating metrics:
Segment operating profit margin	26.8%	28.7%	(6.6)	27.1%	26.9%	0.7
Average FTE - Consulting	457	356	28.4	464	363	27.8
Average FTE - Technology, Data & Process	59	62	(4.8)	60	62	(3.2)
Average utilization rates based on 1,850 hours	67%	74%	(9.5)	67%	73%	(8.2)
Average bill rate	$206	$210	(1.9)	$206	$206	—

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

Three months ended June 30, 2017 compared to corresponding period in 2016

RBR for this segment increased 8.4% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and mainly reflected the contributions from the November 2016 acquisition of Ecofys partially offset by lower RBR related to a lower volume of work for U.S. governmental agencies.

Average FTE – Consulting increased 28.4% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly due to the acquisition of Ecofys. Average FTE – Technology, Data & Process decreased 4.8% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Utilization decreased 9.5% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to lower utilization levels at Ecofys which we expect to improve over time as we work to align our different business models as well as lower utilization in other consulting practices. Average bill rate decreased 1.9% to $206 mainly due to project mix (reflecting lower bill rates on Ecofys engagements) offset by higher bill rates for government contracts.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, segment operating profit increased $0.1 million and segment operating profit margin decreased 1.9 percentage points. These results were attributable to RBR from the Ecofys acquisition and lower incentive-based compensation partly offset by the impact of lower organic RBR. Margins were also impacted by higher severance expense and lower utilization. Severance expense was $0.6 million and nil for the three months ended June 30, 2017 and 2016, respectively.

Six months ended June 30, 2017 compared to corresponding period in 2016

RBR for this segment increased 14.3% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly due to reasons discussed above.

Average FTE – Consulting increased 27.8% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 mainly due to the acquisition of Ecofys. Average FTE – Technology, Data & Process decreased 3.2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Utilization decreased 8.2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 mainly due to reasons discussed above. Average bill rate was flat at $206 due to mix of work as higher government contract rates were offset by lower bill rates on Ecofys engagements.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, segment operating profit and segment operating profit margin increased $2.3 million and 0.2 percentage points, respectively. These increases were attributable to the impact of higher RBR from the Ecofys acquisition and lower incentive-based compensation offset by lower organic RBR and higher severance expense and higher compensation and benefits expense. Severance expense was $1.0 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

Financial Services Advisory and Compliance
			2017 over			2017 over
			2016			2016
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$33,683	$39,994	(15.8)	$66,590	$73,644	(9.6)
Total revenues (in 000s)	$37,244	$45,360	(17.9)	$74,099	$82,267	(9.9)
Segment operating profit (in 000s)	$12,307	$17,511	(29.7)	$23,921	$31,017	(22.9)
Key segment operating metrics:
Segment operating profit margin	36.5%	43.8%	(16.7)	35.9%	42.1%	(14.7)
Average FTE - Consulting	304	305	(0.3)	311	298	4.4
Average FTE - Technology, Data & Process	94	—	100.0	91	—	100.0
Average utilization rates based on 1,850 hours	75%	80%	(6.3)	75%	81%	(7.4)
Average bill rate	$284	$316	(10.1)	$282	$303	(6.9)

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

Three months ended June 30, 2017 compared to corresponding period in 2016

RBR for this segment decreased 15.8% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in RBR was primarily due to the conclusion of certain engagements as well as fewer compliance and controls engagements from financial institutions.

Average FTE – Consulting decreased 0.3% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Average FTE – Technology, Data & Process increased 100% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to a transfer of personnel from the Healthcare segment. Utilization decreased 6.3% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, mainly due to the lower volume of work discussed above. Average bill rate decreased 10.1% to $284 mainly due to a change in project mix.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, segment operating profit and segment operating profit margin decreased $5.2 million and 7.3 percentage points, respectively. The decrease was driven by lower RBR, partially offset by lower incentive-based compensation.

Six months ended June 30, 2017 compared to corresponding period in 2016

RBR for this segment decreased 9.6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the reasons discussed above.

Average FTE – Consulting increased 4.4% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 consistent with the overall expansion of the segment during 2016. Average FTE – Technology, Data & Process increased 100% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to a transfer of personnel from the Healthcare segment. Utilization decreased 7.4% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly due to the lower volume of work discussed above. Average bill rate decreased 6.9% to $282 mainly due to a change in project mix.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, segment operating profit and segment operating profit margin decreased $7.1 million and 6.2 percentage points, respectively. The decreases were driven by lower RBR, higher compensation and benefits expense due to an increase in FTE — Consulting and annual wage increases partially offset by lower incentive-based compensation.

Disputes, Forensics & Legal Technology
			2017 over			2017 over
			2016			2016
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$75,678	$79,320	(4.6)	$155,938	$160,582	(2.9)
Total revenues (in 000s)	$80,254	$85,082	(5.7)	$164,825	$172,081	(4.2)
Segment operating profit (in 000s)	$21,429	$28,963	(26.0)	$47,768	$57,673	(17.2)
Key segment operating metrics:
Segment operating profit margin	28.3%	36.5%	(22.5)	30.6%	35.9%	(14.8)
Average FTE - Consulting	507	481	5.4	508	485	4.7
Average FTE - Technology, Data & Process	188	191	(1.6)	189	192	(1.6)
Average utilization rates based on 1,850 hours	74%	75%	(1.3)	73%	76%	(3.9)
Average bill rate	$364	$375	(2.9)	$365	$378	(3.4)

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

Three months ended June 30, 2017 compared to corresponding period in 2016

RBR for this segment decreased 4.6% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. RBR for the three months ended June 30, 2017 reflected decreased volumes for legal technology solutions, a general weakness in commercial litigation engagements and a decrease in performance-based fees associated with mass tort claims, partially offset by continued demand for our global expertise in complex industrial, infrastructure and commercial project matters.

Average FTE – Consulting increased 5.4% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to new hires within targeted growth areas during the second half of the year ended December 31, 2016. Average FTE – Technology, Data & Process decreased 1.6% over the same period. Average bill rate decreased 2.9% to $364 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly due to changes in project mix. Utilization decreased 1.3% for the same periods mainly due to the lower volume of work discussed above.

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016 segment operating profit and segment operating profit margin decreased $7.5 million and 8.2 percentage points, respectively, primarily due to lower RBR, higher wages and benefits and severance expense. Severance expense for the three months ended June 30, 2017 and 2016 was $1.9 million and $0.5 million, respectively.

Six months ended June 30, 2017 compared to corresponding period in 2016

RBR for this segment decreased 2.9% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. RBR for the six months ended June 30, 2017 reflected general weakness in commercial litigation engagements partially offset by continued demand for our global expertise in complex industrial, infrastructure and commercial project matters.

Average FTE – Consulting increased 4.7% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to new hires within targeted growth areas during the second half of the year ended December 31, 2016. Average FTE – Technology, Data & Process decreased 1.6% over the same periods. Average bill rate decreased 3.4% to $365 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 mainly due to changes in project mix. Utilization decreased 3.9% for the same periods mainly due to the lower volume of work discussed above.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016 segment operating profit and segment operating profit margin decreased $9.9 million and 5.3 percentage points, respectively, primarily due to lower RBR and higher severance expense. Severance expense for the six months ended June 30, 2017 and 2016 was $2.5 million and $0.6 million, respectively.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the six months ended June 30, 2017 and 2016:

	2017	2016
Net cash (used in) provided by operating activities	$(1,656)	$7,655
Net cash used in investing activities	$(21,047)	$(18,159)
Net cash provided by financing activities	$20,453	$5,033

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

We calculate accounts receivable Days Sales Outstanding (DSO) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 86 days at June 30, 2017, compared to 81 days at June 30, 2016 reflecting increases across all segments.

Operating Activities

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $7.7 million for the six months ended June 30, 2016. The decrease in cash provided by operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to higher working capital requirements.

Investing Activities

Net cash used in investing activities was $21.0 million and $18.2 million for the six months ended June 30, 2017 and 2016, respectively. Cash used in investing activities was higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in capital expenditures related to the build-out of our new corporate headquarters in Chicago. The six months ended June 30, 2016 also included acquisition payments of $7.5 million while no such payments were made in 2017.

Financing Activities

Net cash provided by financing activities was $20.5 million and $5.0 million for the six months ended June 30, 2017 and 2016, respectively. The higher level of cash provided by financing activities for the six months ended June 30, 2017 was primarily related to higher bank debt borrowings made during 2017 driven by higher annual incentive bonuses, incentive loan payments, payment of contingent acquisition liabilities and higher investment in capital expenditures in this period. On March 28, 2017, we entered into a new credit agreement with a syndicate of banks, amending and extending the maturity date of the five-year $400 million revolving credit facility provided under our prior credit agreement. As amended and restated, the credit facility matures on March 28, 2022. Due to a change in the lending syndicate, borrowings from banks and repayments to banks includes $38.8 million related to funds flow in connection with the refinancing of the credit facility. All payments and borrowings related to this transaction were non-cash.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to our unaudited consolidated financial statements.

At June 30, 2017, we had total contractual obligations of $341.1 million. The following table shows the components of our significant commitments at June 30, 2017 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2017	2018 to 2019	2020 to 2021	Thereafter
Deferred acquisition liabilities (a)	$2,731	$1,899	$382	$450	$—
Revolving credit facility (b) (c)	184,787	—	—	—	184,787
Lease commitments	153,583	12,399	49,009	38,368	53,807

Total contractual obligations	$341,101	$14,298	$49,391	$38,818	$238,594

a)	At June 30, 2017, we had $2.7 million in liabilities relating to contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the obligations is contingent upon certain acquired businesses meeting performance targets. Assuming each of these acquired businesses reaches its maximum target, our maximum deferred contingent acquisition liability would have been $6.9 million at June 30, 2017.
b)	Interest incurred on amounts we borrow under our credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 11 – Bank Debt to our unaudited consolidated financial statements for further information on our credit facility.
c)	At June 30, 2017, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Through June 30, 2017, we have repurchased an aggregate of 9,217,380 shares of our common stock for approximately $140.1 million under our share repurchase program. At June 30, 2017, we had approximately $92.7 million remaining for share repurchases under the board authorization effective May 1, 2017. On April 19, 2017, our board of directors authorized an increase in our share repurchase authorization to $100.0 million for the 32-month period ending December 31, 2019. See Part II, Item 2 of this report for additional information on the share repurchases made during the three months ended June 30, 2017.

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

At June 30, 2017, our interest rate derivatives effectively fixed our LIBOR base rate on $45.0 million of our debt. Based on borrowings under our credit facility at June 30, 2017 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $139.8 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

At June 30, 2017, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2017, we had net assets of approximately $30.8 million with a functional currency of the U.K. Pound Sterling, $11.5 million with a functional currency of the Canadian Dollar and $8.6 million with a functional currency of the Euro related to our non-U.S. operations. At June 30, 2017, we had net assets denominated in non-functional currencies of approximately $18.9 million. As such, a ten percent change in the value of the local currencies would have resulted in a $1.9 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

Except as described below, there has been no change in our internal control over financial reporting during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing a new Enterprise Resource Planning (ERP) system and reporting platform. Certain phases of the implementation were completed during the year ended December 31, 2016 and included implementing new modules related to our general ledger, project costing, contracts, billing and accounts receivable systems. During the first and second quarters of 2017 we continued the implementation and migrated additional portions of our legacy reporting platform to the new ERP system and reporting platform, which resulted in the modification of certain controls, procedures and processes relating to the affected portion. We follow a system implementation life cycle process that requires significant pre-implementation planning, design and testing. We also conduct extensive post-implementation monitoring and testing of the effectiveness of our internal control over financial reporting, and Navigant has not experienced any significant deficiencies or material weaknesses in connection with the implementation or operation of the new ERP system and reporting platform. We plan to continue to migrate our legacy operating and financial information to the new ERP system and reporting platform.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(a)
Apr 1 - 30, 2017	72,750	$22.76	72,750	$56,386,225
May 1 - 31, 2017	154,845	$20.73	154,845	$96,789,993
Jun 1 - 30, 2017	208,527	$19.79	208,527	$92,662,666

Total	436,122	$20.62	436,122	$92,662,666

(a)	On May 14, 2015, our board of directors extended until December 31, 2017 its previous authorization to repurchase up to $100 million in shares of our common stock in open market or private transactions. On April 19, 2017, our board of directors increased the share repurchase authorization to $100 million, effective May 1, 2017, and extended the authorization to December 31, 2019.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

10.1	Navigant Consulting, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2017).

10.2	Amended and Restated Navigant Consulting, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 18, 2017).

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: August 8, 2017