Form 10-Q
period 2017-09-30
NAVIGANT CONSULTING INC
filed 2017-10-27
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 23, 2017, 45,919,941 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “could,” “intend,” “estimate,” “expect,” “continue,” “plan,” “outlook” and similar expressions. These statements are based upon management’s current expectations and speak only as of the date of this quarterly statement. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements including, without limitation: the execution of the Company’s long-term growth objectives and margin improvement initiatives; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions and divestitures; pace, timing and integration of acquisitions and separation of divestitures; operational risks associated with new or expanded service areas, including business process management services; impairments; changes in accounting standards or tax rates, laws or regulations; management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; conflicts of interest; potential loss of clients or large engagements and the Company’s ability to attract new business; brand equity; competition; accurate pricing of engagements, particularly fixed fee and multi-year engagements; clients’ financial condition and their ability to make payments to the Company; risks inherent with litigation; higher risk client assignments; government contracting; professional liability; information security; the adequacy of our business, financial and information systems and technology; maintenance of effective internal controls; potential legislative and regulatory changes; continued and sufficient access to capital; compliance with covenants in our credit agreement; interest rate risk; and market and general economic and political conditions. Further information on these and other potential factors that could affect the Company’s financial results are included under the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in the Company’s filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website or at investors.navigant.com. The Company cannot guarantee any future results, levels of activity, performance or achievement and undertakes no obligation to update any of its forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,005	$8,291
Accounts receivable, net	295,750	261,755
Prepaid expenses and other current assets	27,335	29,762

Total current assets	332,090	299,808
Non-current assets:
Property and equipment, net	88,139	82,953
Intangible assets, net	22,124	28,727
Goodwill	633,045	625,027
Other assets	23,658	18,282

Total assets	$1,099,056	$1,054,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,233	$11,871
Accrued liabilities	14,035	16,144
Accrued compensation-related costs	89,335	106,779
Income tax payable	1,648	1,564
Other current liabilities	29,452	38,616

Total current liabilities	146,703	174,974
Non-current liabilities:
Deferred income tax liabilities	84,389	77,737
Other non-current liabilities	35,834	32,579
Bank debt non-current	176,723	135,030

Total non-current liabilities	296,946	245,346

Total liabilities	443,649	420,320

Stockholders’ equity:
Common stock	58	57
Additional paid-in capital	656,616	644,519
Treasury stock	(209,373)	(181,361)
Retained earnings	227,875	196,468
Accumulated other comprehensive loss	(19,769)	(25,206)

Total stockholders’ equity	655,407	634,477

Total liabilities and stockholders’ equity	$1,099,056	$1,054,797

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues before reimbursements	$237,505	$237,115	$708,954	$699,075
Reimbursements	24,771	24,294	68,005	69,304

Total revenues	262,276	261,409	776,959	768,379
Cost of services before reimbursable expenses	161,597	156,061	495,370	467,967
Reimbursable expenses	24,771	24,294	68,005	69,304

Total cost of services	186,368	180,355	563,375	537,271
General and administrative expenses	44,180	42,126	127,390	126,464
Depreciation expense	6,742	7,008	22,041	20,545
Amortization expense	2,175	2,905	6,713	8,717
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	1,014	480	2,213	1,330
Office consolidation, net	—	—	(38)	174
Deferred debt issuance costs write off	—	—	145	—
Other costs	1,620	—	1,620	—

Operating income	20,177	28,535	53,500	73,878
Interest expense	1,367	1,310	3,716	3,999
Interest income	(124)	(35)	(236)	(110)
Other expense (income), net	104	(350)	489	(1,134)

Income before income tax expense	18,830	27,610	49,531	71,123
Income tax expense	6,891	10,435	17,699	26,529

Net income	$11,939	$17,175	$31,832	$44,594

Basic net income per share	$0.26	$0.36	$0.68	$0.94
Shares used in computing basic per share data	46,619	47,369	46,888	47,448

Diluted net income per share	$0.25	$0.35	$0.66	$0.91
Shares used in computing diluted per share data	48,017	48,763	48,561	48,878

Net income	$11,939	$17,175	$31,832	$44,594
Other comprehensive income (loss), net of tax
Unrealized net gain (loss), foreign currency translation	1,865	(1,752)	5,409	(5,741)
Unrealized net gain (loss) on interest rate derivatives	(18)	69	(22)	(138)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	36	41	50	133

Other comprehensive gain (loss), net of tax	1,883	(1,642)	5,437	(5,746)

Total comprehensive income, net of tax	$13,822	$15,533	$37,269	$38,848

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
Balance at December 31, 2016	57,325	(10,339)	$57	$644,519	$(181,361)	$(25,206)	$196,468	$634,477
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 2)	—	—	—	719	—	—	(425)	294
Comprehensive income	—	—	—	—	—	5,437	31,832	37,269
Issuances of common stock	213	—	1	3,210	—	—	—	3,211
Vesting of restricted stock units, net of forfeitures and tax withholdings	455	—	—	(4,793)	—	—	—	(4,793)
Share-based compensation expense	—	—	—	10,414	—	—	—	10,414
Additional paid-in capital recorded through compensation expense	—	—	—	2,547	—	—	—	2,547
Repurchases of common stock	—	(1,484)	—	—	(28,012)	—	—	(28,012)

Balance at September 30, 2017	57,993	(11,823)	$58	$656,616	$(209,373)	$(19,769)	$227,875	$655,407

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$31,832	$44,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,041	20,545
Amortization expense	6,713	8,717
Share-based compensation expense	10,414	9,445
Deferred income taxes	7,054	625
Allowance for doubtful accounts receivable	6,344	7,006
Contingent acquisition liability adjustments, net	2,213	1,330
Other, net	1,827	1,085
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(39,933)	(63,917)
Prepaid expenses and other assets	(1,035)	5,315
Accounts payable	906	959
Accrued liabilities	1,069	1,084
Accrued compensation-related costs	(17,943)	296
Income taxes payable	(33)	16,940
Other liabilities	2,050	1,607

Net cash provided by operating activities	33,519	55,631
Cash flows from investing activities:
Purchases of property and equipment	(30,729)	(13,464)
Acquisitions of businesses, net of cash acquired	—	(7,995)
Other acquisition payments	—	(5,500)
Payments of acquisition liabilities	—	(1,165)
Other, net	(691)	(459)

Net cash used in investing activities	(31,420)	(28,583)
Cash flows from financing activities:
Issuances of common stock	3,211	3,568
Repurchases of common stock	(28,012)	(18,801)
Payments of contingent acquisition liabilities	(10,330)	(828)
Repayments to banks	(349,164)	(308,726)
Borrowings from banks	388,458	298,847
Payments of debt issuance costs	(1,292)	—
Other, net	(4,887)	(2,802)

Net cash used in financing activities	(2,016)	(28,742)

Effect of exchange rate changes on cash and cash equivalents	631	(157)

Net increase (decrease) in cash and cash equivalents	714	(1,851)
Cash and cash equivalents at beginning of the period	8,291	8,895

Cash and cash equivalents at end of the period	$9,005	$7,044

Supplemental Unaudited Consolidated Cash Flow Information

(In thousands)

	For the nine months ended
	September 30,
	2017	2016
Interest paid	$2,987	$3,008
Income taxes paid, net of refunds	$11,876	$7,004

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2017.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017 (“2016 Form 10-K”).

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the goodwill impairment test by eliminating step 2, which is the step requiring companies to perform a hypothetical purchase price allocation to measure goodwill. Instead, under the new standard, impairment will be measured using the difference between the fair value of a reporting unit with its carrying amount. Any impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, taking into consideration income tax effects from any deductible goodwill on the carrying amount of the reporting unit. This standard will be effective for public companies for annual and interim periods beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. We early adopted this standard during the first quarter of 2017; the adoption did not have a material effect on our unaudited consolidated financial statements or related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update eliminates the requirement to separately measure and report hedge ineffectiveness and requires that all items that affect earnings be presented in the same income statement line as the hedged item. The update also provides alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. For cash flow and net investment hedges existing at the date of adoption, companies will apply a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to opening balance of retained earnings as of the beginning of the fiscal year that the company adopts the standard. The updated presentation and disclosure guidance is required prospectively. We early adopted this standard during the third quarter of 2017, and was applied prospectively. The adoption did not have a material impact on our unaudited consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle-based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on principal versus agent considerations, accounting for licenses of intellectual property and identifying performance obligations. Although early adoption as of the original effective date of January 1, 2017 is permitted, we have elected to adopt the guidance effective January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate that the largest impact to us of adopting the guidance will occur with contracts which include variable consideration. As a result, we anticipate using the cumulative catch-up transition method of adoption. We will continue to evaluate the impact of our pending adoption of this guidance to our consolidated financial statements, but our preliminary assessments of the impact of our adoption of this guidance are subject to change.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of the impact of our adoption of this standard and have determined that the manner in which we classify our contingent acquisition liability payments in the consolidated statement of cash flows will change. Based on our initial evaluation, our adoption of this standard may require an immaterial reclassification of a portion of the payments previously reported as financing activities for comparative periods in the statement of cash flows within our consolidated financial statements issued for periods beginning on or after January 1, 2018. Under this guidance, portions of these payments will be reclassified from financing activities to operating activities. We will continue to evaluate the potential impact of our adoption of this guidance on our consolidated financial statements, but our preliminary assessments of the impact of our adoption of this guidance are subject to change.

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

2016 Acquisitions

During the year ended December 31, 2016, we acquired three businesses, including Ecofys Investments B.V. (“Ecofys”), for an aggregate purchase price of $19.1 million, of which $17.6 million was paid in cash at closing. Ecofys was integrated into our Energy segment, and the other two acquired businesses were integrated into our Healthcare segment. None of these acquisitions were material to our consolidated financial position.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Total revenues	$262,276	$267,928	$776,959	$788,579
Net income	$11,939	$16,852	$31,832	$43,670
Basic net income per basic share	$0.26	$0.36	$0.68	$0.92
Shares used in computing net income per basic share	46,619	47,369	46,888	47,448
Diluted net income per diluted share	$0.25	$0.35	$0.66	$0.89
Shares used in computing net income per diluted share	48,017	48,763	48,561	48,878

4.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•	The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, and the implementation of a new electronic health records system.

•	The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

•	The Financial Services Advisory and Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance and valuation services to clients in a broad variety of industries.

•	The Disputes, Forensics & Legal Technology segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis. In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology and data analytic solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues before reimbursements:
Healthcare	$95,860	$91,046	$280,540	$262,589
Energy	29,597	28,436	93,838	84,627
Financial Services Advisory and Compliance	38,016	40,265	104,606	113,909
Disputes, Forensics & Legal Technology	74,032	77,368	229,970	237,950

Total revenues before reimbursements	$237,505	$237,115	$708,954	$699,075

Total revenues:
Healthcare	$104,397	$100,033	$305,890	$288,521
Energy	35,144	32,076	109,410	96,210
Financial Services Advisory and Compliance	44,584	46,391	118,683	128,658
Disputes, Forensics & Legal Technology	78,151	82,909	242,976	254,990

Total revenues	$262,276	$261,409	$776,959	$768,379

Segment operating profit:
Healthcare	$29,693	$31,896	$85,422	$85,026
Energy	8,077	8,336	25,472	23,452
Financial Services Advisory and Compliance	15,937	17,682	39,858	48,699
Disputes, Forensics & Legal Technology	24,499	26,099	72,267	83,772

Total segment operating profit	78,206	84,013	223,019	240,949

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	44,180	42,126	127,390	126,464
Depreciation expense	6,742	7,008	22,041	20,545
Amortization expense	2,175	2,905	6,713	8,717
Other operating costs, net	2,634	480	3,940	1,504

Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	2,298	2,959	9,435	9,841

Operating income	20,177	28,535	53,500	73,878
Interest and other expense, net	1,347	925	3,969	2,755

Income before income tax expense	$18,830	$27,610	$49,531	$71,123

Total assets allocated by segment include accounts receivable, net, certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Healthcare	$402,920	$391,859
Energy	116,257	120,311
Financial Services Advisory and Compliance	111,879	98,846
Disputes, Forensics & Legal Technology	346,882	330,239
Unallocated assets	121,118	113,542

Total assets	$1,099,056	$1,054,797

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Changes made to our goodwill balances during the nine months ended September 30, 2017 and the year ended December 31, 2016 were as follows (in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics & Legal Technology	Total Company
Gross goodwill at December 31, 2016	$272,032	$77,924	$53,784	$348,757	$752,497
Adjustments	12	2,749	(26)	(115)	2,620
Foreign currency translation	381	879	651	3,487	5,398

Gross goodwill at September 30, 2017	272,425	81,552	54,409	352,129	760,515
Accumulated goodwill impairment	—	—	—	(122,045)	(122,045)
Accumulated amortization	—	—	—	(5,425)	(5,425)

Net goodwill at September 30, 2017	$272,425	$81,552	$54,409	$224,659	$633,045

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics & Legal Technology	Total Company
Gross goodwill at December 31, 2015	$264,163	$76,566	$55,341	$354,604	$750,674
Acquisitions	8,057	2,122	—	—	10,179
Adjustments	(12)	—	(35)	(153)	(200)
Foreign currency translation	(176)	(764)	(1,522)	(5,694)	(8,156)

Gross goodwill at December 31, 2016	272,032	77,924	53,784	348,757	752,497
Accumulated goodwill impairment	—	—	—	(122,045)	(122,045)
Accumulated amortization	—	—	—	(5,425)	(5,425)

Net goodwill at December 31, 2016	$272,032	$77,924	$53,784	$221,287	$625,027

During the nine months ended September 30, 2017, we recorded an adjustment to goodwill of $2.7 million related to the Ecofys acquisition in connection with working capital adjustments made during the period.

We performed our annual goodwill impairment test as of May 31, 2017. The key assumptions included: internal projections completed during our first quarter 2017 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth consistent with our longer term historical performance also considering our near term investment plans and growth objectives; discount rates based on comparable discount rates for our peer group; revenue and EBITDA multiples comparable to multiples for our peer group; Navigant-specific risk considerations; control premium; and cost of capital based on our historical experience.

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

Intangible assets consisted of (in thousands):

	September 30,	December 31,
	2017	2016
Intangible assets:
Customer lists and relationships	$108,772	$106,536
Non-compete agreements	23,963	23,407
Other	28,784	28,274

Intangible assets, at cost	161,519	158,217
Less: accumulated amortization	(139,395)	(129,490)

Intangible assets, net	$22,124	$28,727

Our intangible assets have estimated remaining useful lives ranging up to eight years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At September 30, 2017, our intangible assets categories were as follows (in thousands, except year data):

	Weighted Average
Category	Remaining Years	Amount
Customer lists and relationships, net	5.0	$18,814
Non-compete agreements, net	3.0	1,935
Other intangible assets, net	2.7	1,375

Total intangible assets, net	4.6	$22,124

Total amortization expense was $6.7 million and $8.7 million for the nine months ended September 30, 2017 and 2016, respectively. The estimated annual aggregate amortization expense to be recorded in the next five years related to intangible assets at September 30, 2017 is as follows (in thousands):

Year Ending December 31,	Amount
2017 (includes January - September)	$8,904
2018	6,337
2019	4,420
2020	3,367
2021	3,561
2022	581

6.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares were as follows (in thousands and based on the weighted average days outstanding for the periods):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic shares	46,619	47,369	46,888	47,448
Employee stock options	87	132	168	106
Restricted stock units	1,257	1,206	1,437	1,243
Contingently issuable shares	54	56	68	81

Diluted shares (1)	48,017	48,763	48,561	48,878

Antidilutive shares (2)	348	92	177	181

(1)	In connection with the adoption of ASU 2016-09 (see Note 2 – Recent Accounting Pronouncements), diluted shares for the nine months ended September 30, 2017 included approximately 164,000 shares which otherwise would not have been included but for the adoption of this guidance.
(2)	Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

7.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization of restricted stock unit awards	$2,797	$2,608	$9,592	$8,554
Amortization of stock option awards	152	232	531	633
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	63	81	291	258

Total share-based compensation expense	$3,012	$2,921	$10,414	$9,445

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of services before reimbursable expenses	$1,377	$1,513	$5,593	$5,620
General and administrative expenses	1,635	1,408	4,821	3,825

Total share-based compensation expense	$3,012	$2,921	$10,414	$9,445

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

At September 30, 2017, we had $15.2 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the nine months ended September 30, 2017, we granted an aggregate of 749,138 share-based awards, consisting of restricted stock units with an aggregate fair value of $16.8 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net

The components of accounts receivable were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Billed amounts	$201,363	$183,656
Engagements in process	124,459	100,779
Allowance for uncollectible billed amounts	(18,145)	(14,967)
Allowance for uncollectible engagements in process	(11,927)	(7,713)

Accounts receivable, net	$295,750	$261,755

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Notes receivable - current	$3,202	$2,636
Prepaid recruiting and retention incentives - current	8,414	9,173
Other prepaid expenses and other current assets	15,719	17,953

Prepaid expenses and other current assets	$27,335	$29,762

Other Assets

The components of other assets were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Notes receivable - non-current	$6,883	$2,943
Capitalized client-facing assets	1,947	1,733
Prepaid recruiting and retention incentives - non-current	8,608	11,116
Prepaid expenses and other non-current assets	6,220	2,490

Other assets	$23,658	$18,282

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees. During the nine months ended September 30, 2017, we issued loans aggregating $7.5 million, and during the nine months ended September 30, 2016, no such loans were issued. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the terms of the loans.

Capitalized client-facing assets include software and hardware that is used by our clients as part of their engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the periods in which they are recoverable from the employees, which periods are generally up to six years. During the nine months ended September 30, 2017 and 2016, we granted $5.7 million and $11.4 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Furniture, fixtures and equipment	$71,326	$69,210
Software	91,696	83,766
Leasehold improvements	55,607	57,128

Property and equipment, at cost	218,629	210,104
Less: accumulated depreciation and amortization	(130,490)	(127,151)

Property and equipment, net	$88,139	$82,953

During the nine months ended September 30, 2017, we invested $30.7 million in property and equipment ($3.7 million of which was accrued in prior periods), including $14.0 million in leasehold improvements related primarily to the build-out of our new Chicago corporate headquarters, $11.9 million in technology infrastructure and software, and $4.8 million in furniture. During the nine months ended September 30, 2017, we retired $19.0 million of fully-depreciated assets.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Deferred acquisition liabilities - current	$2,660	$10,780
Deferred revenue	20,588	21,258
Deferred rent - current	3,067	2,894
Other current liabilities	3,137	3,684

Total other current liabilities	$29,452	$38,616

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Deferred acquisition liabilities - non-current	$1,154	$943
Deferred rent - non-current	26,214	19,776
Other non-current liabilities	8,466	11,860

Total other non-current liabilities	$35,834	$32,579

Deferred acquisition liabilities, current and non-current, at September 30, 2017 consisted of cash obligations related to contingent purchase price considerations recorded at fair value. During the nine months ended September 30, 2017, $10.0 million was paid for settlement of a deferred acquisition liability to the selling members of McKinnis Consulting Services LLC, which we acquired in December 2015. During the nine months ended September 30, 2017, we recorded a fair value adjustment which increased deferred contingent acquisition liabilities by $2.2 million. See Note 12 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028. During the nine months ended September 30, 2017 we recorded $6.8 million in deferred rent related our new Chicago office space.

At September 30, 2017, other non-current liabilities included $0.8 million of performance-based long-term incentive compensation liabilities. During the nine months ended September 30, 2017, we reclassified $2.5 million of performance-based long-term incentive compensation liabilities to equity upon grant of the related restricted stock units. As part of our long-term incentive program for select senior-level client service employees and leaders, we grant restricted stock units which vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss was as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Unrealized loss on foreign exchange:
Balance at beginning of period	$(21,622)	$(20,435)	$(25,166)	$(16,446)
Unrealized gain (loss) on foreign exchange	1,865	(1,752)	5,409	(5,741)

Balance at end of period	$(19,757)	$(22,187)	$(19,757)	$(22,187)

Unrealized loss on derivatives:
Balance at beginning of period	$(30)	$(229)	$(40)	$(114)
Unrealized (loss) gain on derivatives in period, net of reclassification	(18)	69	(22)	(138)
Reclassified to interest expense	61	69	84	222
Income tax expense	(25)	(28)	(34)	(89)

Balance at end of period	$(12)	$(119)	$(12)	$(119)

	2017	2016
Accumulated other comprehensive loss at September 30,	$(19,769)	$(22,306)

10.	DERIVATIVES AND HEDGING ACTIVITY

During the nine months ended September 30, 2017, the interest rate derivatives outstanding were as follows (summarized based on month of execution):

	Number of Contracts				Total Notional Amount (millions)
Month executed		Beginning Date	Maturity Date	Rate
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0
April 2017	2	April 13, 2017	April 30, 2020	1.81%	$15.0
July 2017	4	July 31, 2017	July 31, 2020	1.85%	$17.5

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the nine months ended September 30, 2017. During the nine months ended September 30, 2017 and 2016, we recorded $0.1 million and $0.2 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

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

At September 30, 2017, we had aggregate borrowings outstanding of $176.7 million, compared to $135.0 million at December 31, 2016. Based on our financial covenants at September 30, 2017, approximately $219.7 million in additional borrowings were available to us under the credit facility. At September 30, 2017, we had $3.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2017, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 2.7% and 2.4% for the three months ended September 30, 2017 and 2016, respectively, and 2.5% and 2.3% for the nine months ended September 30, 2017 and 2016, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At September 30, 2017, under the definitions in the credit agreement, our consolidated leverage ratio was 1.2:1 and our consolidated interest coverage ratio was 27.9:1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at September 30, 2017; however, there can be no assurances that we will remain in compliance in the future.

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

We utilize a third party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 10 – Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from Level 2 observations which include counterparty quotations in over the counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the nine months ended September 30, 2017 and 2016, we recorded $2.2 million and $1.3 million, respectively, in other operating costs for a net increase in the liability, reflecting changes in the fair value estimate of the deferred contingent acquisition liability for certain acquisitions made in 2016 and 2015 (see Note 3 – Acquisitions to the consolidated financial statements in our 2016 Form 10-K). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the nine months ended
	September 30,
	2017	2016
Beginning Balance	$1,723	$8,782
Acquisitions	—	1,500
Accretion of acquisition-related contingent consideration	208	516
Remeasurement of acquisition-related contingent consideration	2,213	1,330
Payments	(330)	(828)

Ending Balance	$3,814	$11,300

At September 30, 2017, the carrying value of our bank debt approximated fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2017 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2017
Interest rate derivatives, net	$—	$20	$—	$20
Deferred contingent acquisition liabilities	$—	$—	$3,814	$3,814
At December 31, 2016
Interest rate derivatives, net	$—	$64	$—	$64
Deferred contingent acquisition liabilities	$—	$—	$1,723	$1,723

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our most significant overhead expenses included in general and administrative expense are administrative compensation and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and other non-billable employees that indirectly support client engagements. Office-related expenses primarily consist of rent for our offices. General and administrative expense includes bad debt expense and marketing, technology, finance, human capital management and legal expenses. Other non-billable employees who support the segments are recorded in cost of services before reimbursable expenses.

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

Hiring and Retention

Because our ability to derive fees is largely reliant on the hiring and retention of employees, the average number of full-time employees and our ability to keep client-service employees utilized are important drivers of the business. We use full time equivalent (“FTE”) as a measure of our client-service employees. The number of Client-Service FTE is client-service employees adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our Consulting FTE levels in response to changing demand.

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

Results of Operations

Key highlights of our results of operations for the three months ended September 30, 2017 and 2016 were:

Revenues before reimbursements (RBR) was comparable to the prior year period, with lower RBR in our Financial Services Advisory and Compliance and Disputes, Forensics & Legal Technology segments offset by organic RBR growth in our Healthcare segment and contributions from the November 2016 acquisition of Ecofys within the Energy segment. See segment results below for further discussion on RBR. Cost of services before reimbursable expenses increased 3.5% and general and administrative expenses increased 4.9%. Net income for the three months ended September 30, 2017 and 2016 was $11.9 million and 17.2 million, respectively.

Key highlights of our results of operations for the nine months ended September 30, 2017 and 2016 were:

RBR increased 1.4% over the prior year period, due to organic RBR growth in our Healthcare segment and contributions from the November 2016 acquisition of Ecofys within the Energy segment, partially offset by lower RBR in our Financial Services Advisory and Compliance and Disputes, Forensics & Legal Technology segments. Cost of services before reimbursable expenses increased 5.9% and general and administrative expenses increased slightly at 0.7%. Our effective income tax rate for the nine months ended September 30, 2017 and 2016 was 35.7% and 37.3%, respectively. Net income for the nine months ended September 30, 2017 and 2016 was $31.8 million and $44.6 million, respectively.

	For the three months ended September 30,		2017 over 2016 Increase (Decrease)	For the nine months ended September 30,		2017 over 2016 Increase (Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Key operating metrics:
Average FTE
-Consulting	1,878	1,746	7.6	1,891	1,721	9.9
-Technology, Data & Process	3,108	2,620	18.6	2,970	2,735	8.6
-Non-billable	920	839	9.7	917	824	11.3
Period end FTE
-Consulting	1,891	1,791	5.6	1,891	1,791	5.6
-Technology, Data & Process	3,125	2,620	19.3	3,125	2,620	19.3
-Non-billable	929	848	9.6	929	848	9.6
Average bill rate	$291	$293	(0.7)	$287	$294	(2.4)
Utilization	73%	74%	(1.4)	73%	76%	(3.9)

Key Operating Metrics

Average FTE – Consulting increased 7.6% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 mainly due to the acquisition of Ecofys within our Energy segment in November 2016, as well as additional hiring within certain growth areas including our Healthcare segment and the global construction practice within our Disputes, Forensics & Legal Technology segment. Average FTE – Technology, Data & Process increased 18.6% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 mainly to support additional business process management services work within our Healthcare segment. A portion of the increase in Average FTE – Technology, Data & Process was due to the expansion of our team located in India. Average Non-billable FTE increased 9.7% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase primarily relates to the buildout of a centralized analytic team located in India which we utilize for certain corporate and practice support functions. Utilization levels were 73% and 74% for the three months ended September 30, 2017 and 2016, respectively, and average bill rate decreased 0.7% to $291 over the same periods mainly due to changes in project mix.

Average FTE – Consulting increased 9.9% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly due to the acquisition of Ecofys within our Energy segment in November 2016, and additional hiring throughout 2016 and early 2017 within certain growth areas in our operating segments. For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, Average FTE – Technology, Data & Process, Period end FTE – Technology, Data & Process, and Average Non-billable FTE increased 8.6%, 19.3%, and 11.3%, respectively, due to the reasons discussed above. Utilization levels were 73% and 76% for the nine months ended September 30, 2017 and 2016, respectively, and average bill rate decreased 2.4% to $287 over the same periods mainly due to changes in project mix.

Results for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Revenue before Reimbursements. See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 3.5% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to higher compensation and benefits expenses resulting from Client-Service FTE increases discussed in “Key Operating Metrics” above as well as annual wage increases. These increases were partially offset by lower incentive-based compensation due to weaker operating performance. Severance expense relating to Client-Service FTE was $0.9 million and $0.8 million for the three months ended September 30, 2017 compared to the corresponding period in 2016, respectively.

Cost of services before reimbursable expenses increased 5.9% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to the reasons discussed above, as well as higher severance expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were partially offset by lower incentive-based compensation due to weaker operating performance. Severance expense relating to Client-Service FTE was $5.8 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively, as part of certain performance improvement initiatives.

General and Administrative Expenses. General and administrative expenses increased 4.9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was mainly due to higher bad debt expense, as well as higher facilities expense due to double rent expense related to our San Francisco office consolidation. Compensation expenses were relatively flat due to absorption of acquisition costs and merit increases being offset by lower incentive bonus due to company performance. Severance expense for the three months ended September 30, 2017 and 2016 was $0.3 million and nil, respectively. Bad debt expense for the three months ended September 30, 2017 and 2016 was $5.2 million and $2.5 million, respectively.

General and administrative expenses as a percent of RBR were 18.6% of RBR for the three months ended September 30, 2017 as compared to 17.8% for the three months ended September 30, 2016. The increase relates to higher bad debt expense. Without bad debt expense, general and administrative expenses would have decreased reflecting the initial result of our cost-saving initiatives implemented through the course of 2017.

General and administrative expenses increased slightly for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was due to the reasons discussed above. In addition, severance expense and wages and benefits were up as a result of merit increases and increased headcount, which includes absorption of acquisition related headcount. Facilities expense also increased as a result of reasons discussed above as well as double rent expense related to our Chicago headquarters move. Severance expense for the nine months ended September 30, 2017 and 2016 was $1.5 million and $0.2 million, respectively. Bad debt expense for the nine months ended September 30, 2017 and 2016 was $6.3 million and $7.0 million, respectively.

General and administrative expenses were down slightly at 18.0% of RBR for the nine months ended September 30, 2017 as compared to 18.1% for the nine months ended September 30, 2016.

Depreciation Expense. Depreciation expense decreased 3.8% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to fully depreciated computer software and hardware, partially offset by an increase in leasehold improvement depreciation. Depreciation expense increased 7.3% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to increased technology infrastructure spending, software, and leasehold improvements.

Amortization Expense. Amortization expense decreased 25.1% and 23.0% for three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Other Operating Costs (Benefit):

Contingent Acquisition Liability Adjustments, Net. During the three months ended September 30, 2017 and September 30, 2016, we recorded costs of $1.0 million and $0.5 million relating to fair value adjustments to our estimated deferred contingent acquisition liabilities, respectively. During the nine months ended September 30, 2017 and 2016, we recorded costs of $2.2 million and $1.3 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities.

Other Costs. During the three months ended September 30, 2017 we recorded one-time costs of $1.6 million relating to a legal matter.

Interest Expense. Interest expense increased slightly for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly due to higher interest rates offset by lower financing fees and imputed interest. For the nine months ended September 30, 2017 interest expense decreased 7.1% or $0.3 million compared to the corresponding period in the prior year, mainly due to lower financing fees, imputed interest and average borrowings partially offset by higher interest rates. Average borrowing rates were 2.7% and 2.4% for the three months ended September 30, 2017 and 2016, respectively, and 2.5% and 2.3% for the nine months ended September 30, 2017 and 2016, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the three months ended September 30, 2017 and 2016 was 36.6% and 37.8%, respectively. The decrease was primarily attributable to the establishment of certain U.S. Federal tax benefits related to U.S. domestic production activities and the finalization of certain U.S. and international tax settlements during the quarter.

The effective income tax rate for the nine months ended September 30, 2017 and 2016 was 35.7% and 37.3%, respectively. The decrease was primarily attributable to the adoption of ASU 2016-09. The adoption of ASU 2016-09 requires the tax effects upon exercise of stock options or vesting of restricted stock awards to be treated as discrete items in the interim reporting period in which they occur. As a result, during the nine months ended September 30, 2017, income tax expense was reduced by approximately $1.6 million compared to the nine months ended September 30, 2016.

On January 1, 2017, we adopted FASB ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As required by the standard, excess tax benefits and deficiencies recognized in share-based compensation expense are recorded in the consolidated statement of comprehensive income as a component of income tax expense. Previously, these amounts were recorded as a component of additional paid-in capital on the consolidated balance sheet. During the nine months ended September 30, 2017, excess tax benefits of $1.6 million related to exercised and vested share-based compensation awards reduced income tax expense by 3.2% in the consolidated statement of comprehensive income. See Note 2 – Recent Accounting Pronouncements to our unaudited consolidated financial statements for further information.

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

Healthcare
	For the three months ended September 30,		2017 over 2016 Increase (Decrease)	For the nine months ended September 30,		2017 over 2016 Increase (Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$95,860	$91,046	5.3	$280,540	$262,589	6.8
Total revenues (in 000s)	$104,397	$100,033	4.4	$305,890	$288,521	6.0
Segment operating profit (in 000s)	$29,693	$31,896	(6.9)	$85,422	$85,026	0.5
Key segment operating metrics:
Segment operating profit margin	31.0%	35.0%	(11.4)	30.4%	32.4%	(6.2)
Average FTE - Consulting	634	601	5.5	621	576	7.8
Average FTE - Technology, Data & Process	2,780	2,367	17.4	2,634	2,481	6.2
Average utilization rates based on 1,850 hours	73%	75%	(2.7)	75%	76%	(1.3)
Average bill rate	$279	$270	3.3	$275	$270	1.9

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

Three months ended September 30, 2017 compared to corresponding period in 2016

RBR for this segment increased 5.3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The RBR increase was driven by improved performance by our business process management services team and increased demand by life sciences companies for commercialization solutions partially offset by lower performance-related fees.

Average FTE – Consulting increased 5.5% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 mainly due to additional campus hiring to meet expected demand. Average FTE – Technology, Data & Process increased 17.4% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 mainly due to the increase in business process management services work mentioned above. A portion of this increase in Average FTE – Technology, Data & Process was due to the expansion of our team located in India. Utilization decreased 2.7% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Average bill rate increased 3.3% to $279, mainly due to a change in project mix.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, segment operating profit and segment operating profit margin decreased $2.2 million and 4.0 percentage points, respectively. These decreases were attributable to a change in project mix (i.e., a higher relative increase of business process management services). Severance expense for the three months ended September 30, 2017 and 2016 was $0.4 million and $0.7 million, respectively.

Nine months ended September 30, 2017 compared to corresponding period in 2016

RBR for this segment increased 6.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The RBR increase was due to the reasons discussed above, as well as higher demand from providers for large strategy-led transformation projects in the first half of the year.

Average FTE – Consulting increased 7.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 mainly due to additional hiring to meet the higher demand discussed above. Average FTE – Technology, Data & Process increased 6.2% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the reasons discussed above partially offset by a transfer of personnel to the Financial Services Advisory and Compliance segment. Utilization decreased 1.3% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Average bill rate increased 1.9% to $275 mainly due to a change in project mix.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, segment operating profit increased $0.4 million and segment operating profit margin decreased 2.0 percentage points, respectively. These results were attributable to the impact of higher RBR, partially offset by higher compensation and benefits related to increased Client-Service FTE. In addition, segment operating profit margin was impacted by project mix (i.e., a higher relative increase of business process management services). Severance expense for the nine months ended September 30, 2017 and 2016 was $1.3 million and $1.3 million, respectively.

Energy
	For the three months ended September 30,		2017 over 2016 Increase (Decrease)	For the nine months ended September 30,		2017 over 2016 Increase (Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$29,597	$28,436	4.1	$93,838	$84,627	10.9
Total revenues (in 000s)	$35,144	$32,076	9.6	$109,410	$96,210	13.7
Segment operating profit (in 000s)	$8,077	$8,336	(3.1)	$25,472	$23,452	8.6
Key segment operating metrics:
Segment operating profit margin	27.3%	29.3%	(6.8)	27.1%	27.7%	(2.2)
Average FTE - Consulting	443	344	28.8	457	357	28.0
Average FTE - Technology, Data & Process	57	63	(9.5)	59	62	(4.8)
Average utilization rates based on 1,850 hours	67%	72%	(6.9)	67%	73%	(8.2)
Average bill rate	$200	$207	(3.4)	$206	$207	(0.5)

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

Three months ended September 30, 2017 compared to corresponding period in 2016

RBR for this segment increased 4.1% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and mainly reflected the contributions from the November 2016 acquisition of Ecofys, partially offset by lower RBR related to a lower volume of work for U.S. federal governmental agencies.

Average FTE – Consulting increased 28.8% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly due to the acquisition of Ecofys. Average FTE –Technology, Data & Process decreased 9.5% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Utilization decreased 6.9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to lower utilization levels at Ecofys which we expect to improve over time as we work to align our different business models, as well as lower utilization in other consulting practices. Average bill rate decreased 3.4% to $200, mainly due to changes in project mix.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, segment operating profit decreased $0.3 million and segment operating profit margin decreased 2.0 percentage points. These results were attributable to the impact of lower organic RBR growth partially offset by contributions from the Ecofys acquisition and lower incentive-based compensation.

Nine months ended September 30, 2017 compared to corresponding period in 2016

RBR for this segment increased 10.9% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly due to the reasons discussed above.

Average FTE – Consulting increased 28.0% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly due to the acquisition of Ecofys. Average FTE – Technology, Data & Process decreased 4.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Utilization decreased 8.2% due to the reasons discussed above, and Average bill rate decreased 0.5% to $206 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, segment operating profit increased $2.0 million and segment operating profit margin decreased 0.6 percentage points. The increase in segment operating profit was attributable to contributions from the Ecofys acquisition and lower incentive-based compensation offset by lower organic RBR and higher severance expense. Severance expense was $1.1 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Financial Services Advisory and Compliance
	For the three months ended September 30,		2017 over 2016 Increase (Decrease)	For the nine months ended September 30,		2017 over 2016 Increase (Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$38,016	$40,265	(5.6)	$104,606	$113,909	(8.2)
Total revenues (in 000s)	$44,584	$46,391	(3.9)	$118,683	$128,658	(7.8)
Segment operating profit (in 000s)	$15,937	$17,682	(9.9)	$39,858	$48,699	(18.2)
Key segment operating metrics:
Segment operating profit margin	41.9%	43.9%	(4.6)	38.1%	42.8%	(11.0)
Average FTE - Consulting	303	314	(3.5)	308	303	1.7
Average FTE - Technology, Data & Process	93	—	100.0	91	—	100.0
Average utilization rates based on 1,850 hours	82%	76%	7.9	77%	79%	(2.5)
Average bill rate	$314	$313	0.3	$293	$306	(4.2)

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

Three months ended September 30, 2017 compared to corresponding period in 2016

RBR for this segment decreased 5.6% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in RBR was primarily due to the conclusion of certain engagements as well as fewer compliance and controls engagements from financial institutions.

Average FTE – Consulting decreased 3.5% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Average FTE – Technology, Data & Process increased 100% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a transfer of personnel from the Healthcare segment. Utilization increased 7.9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly due to lower Average FTE-Consulting and better optimization of resource mix in the third quarter. Average bill rate was relatively flat.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, segment operating profit and segment operating profit margin decreased $1.7 million and 2.0 percentage points, respectively. The decrease was driven by lower RBR, partially offset by lower incentive-based compensation.

Nine months ended September 30, 2017 compared to corresponding period in 2016

RBR for this segment decreased 8.2% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the reasons discussed above.

Average FTE – Consulting increased 1.7% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 consistent with the overall expansion of the segment during 2016. Average FTE – Technology, Data & Process increased 100% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to a transfer of personnel from the Healthcare segment. Utilization decreased 2.5% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 mainly due to the lower volume of work. Average bill rate decreased 4.2% to $293, mainly due to a change in project mix.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, segment operating profit and segment operating profit margin decreased $8.8 million and 4.7 percentage points, respectively. The decreases were driven by lower RBR, higher compensation and benefits expense due to an increase in FTE — Consulting and annual wage increases, partially offset by lower incentive-based compensation.

Disputes, Forensics & Legal Technology
			2017 over			2017 over
			2016			2016
	For the three months		Increase	For the nine months		Increase
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2017	2016	Percentage	2017	2016	Percentage
Revenues before reimbursements (in 000s)	$74,032	$77,368	(4.3)	$229,970	$237,950	(3.4)
Total revenues (in 000s)	$78,151	$82,909	(5.7)	$242,976	$254,990	(4.7)
Segment operating profit (in 000s)	$24,499	$26,099	(6.1)	$72,267	$83,772	(13.7)
Key segment operating metrics:
Segment operating profit margin	33.1%	33.7%	(1.8)	31.4%	35.2%	(10.8)
Average FTE - Consulting	499	486	2.7	505	485	4.1
Average FTE - Technology, Data & Process	177	189	(6.3)	185	191	(3.1)
Average utilization rates based on 1,850 hours	74%	72%	2.8	73%	75%	(2.7)
Average bill rate	$362	$367	(1.4)	$363	$375	(3.2)

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

Three months ended September 30, 2017 compared to corresponding period in 2016

RBR for this segment decreased 4.3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. RBR for the three months ended September 30, 2017 reflected reduced processing volumes for legal technology solutions partially offset by continued demand for our global expertise in complex industrial, infrastructure and commercial project matters.

Average FTE – Consulting increased 2.7% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to new hires within targeted growth areas during the second half of the year ended December 31, 2016. Average FTE – Technology, Data & Process decreased 6.3% over the same period due to aligning resources with demand for legal technology solutions. Average bill rate decreased 1.4% to $362 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 mainly due to changes in project mix. Utilization increased 2.8% for the same periods, mainly due to higher demand for certain consulting matters.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016 segment operating profit and segment operating profit margin decreased $1.6 million and 0.6 percentage points, respectively, primarily due to lower RBR and higher severance expense partially offset by lower incentive compensation. Severance expense for the three months ended September 30, 2017 and 2016 was $0.5 million and nil, respectively.

Nine months ended September 30, 2017 compared to corresponding period in 2016

RBR for this segment decreased 3.4% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the reasons discussed above as well as general weakness in commercial litigation engagements.

Average FTE – Consulting increased 4.1% and Average FTE – Technology, Data & Process decreased 3.1% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 for reasons discussed above. Average bill rate decreased 3.2% to $363 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 mainly due to changes in project mix. Utilization decreased 2.7% for the same periods mainly due to the lower volume of work discussed above.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 segment operating profit and segment operating profit margin decreased $11.5 million and 3.8 percentage points, respectively, primarily due to lower RBR and higher severance expense. Severance expense for the nine months ended September 30, 2017 and 2016 was $3.0 million and $0.6 million, respectively.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the nine months ended September 30, 2017:

	2017	2016
Net cash provided by operating activities	$33,519	$55,631
Net cash used in investing activities	$(31,420)	$(28,583)
Net cash used in financing activities	$(2,016)	$(28,742)

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

We calculate accounts receivable Days Sales Outstanding (“DSO”) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 94 days at September 30, 2017, compared to 87 days at September 30, 2016 reflecting elongated collection experience and migration to a new billing platform within our recently completed ERP system implementation which temporarily caused delays.

Operating Activities

Net cash provided by operating activities was $33.5 million and $55.6 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to lower net income and higher working capital requirements.

Investing Activities

Net cash used in investing activities was $31.4 million and $28.6 million for the nine months ended September 30, 2017 and 2016, respectively. Cash used in investing activities was higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in capital expenditures related to the build-out of our new corporate headquarters in Chicago. The nine months ended September 30, 2016 also included acquisition payments of $13.5 million while no such payments were made in 2017.

Financing Activities

Net cash used in financing activities was $2.0 million and $28.7 million for the nine months ended September 30, 2017 and 2016, respectively. The lower level of cash used in financing activities for the nine months ended September 30, 2016 was primarily related to higher bank debt borrowings partially offset by higher payment of contingent acquisition liabilities and higher repurchases of common stock. As amended and restated, our credit facility matures on March 28, 2022. Due to a change in the lending syndicate, borrowings from banks and repayments to banks includes $38.8 million related to funds flow in connection with the refinancing of the credit facility. All payments and borrowings related to this transaction were non-cash.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to our unaudited consolidated financial statements.

At September 30, 2017, we had total contractual obligations of $328.6 million. The following table shows the components of our significant commitments at September 30, 2017 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2017	2018 to 2019	2020 to 2021	Thereafter
Deferred acquisition liabilities (a)	$3,814	$2,200	$1,144	$470	$—
Revolving credit facility (b) (c)	176,723	—	—	—	176,723
Lease commitments	148,013	6,273	49,565	38,368	53,807

Total contractual obligations	$328,550	$8,473	$50,709	$38,838	$230,530

a)	At September 30, 2017, we had $3.8 million in liabilities relating to contingent acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of the obligations is contingent upon certain acquired businesses meeting performance targets. Assuming each of these acquired businesses reaches its maximum target, our maximum deferred contingent acquisition liability would have been $6.9 million at September 30, 2017.
b)	Interest incurred on amounts we borrow under our credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 11 – Bank Debt to our unaudited consolidated financial statements for further information on our credit facility.

c)	At September 30, 2017, we had $3.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Since inception of our share repurchase program through September 30, 2017, we have repurchased an aggregate of 10,058,115 shares of our common stock for approximately $154.1 million. At September 30, 2017, we had approximately $78.6 million remaining for share repurchases under the board authorization effective May 1, 2017. On April 19, 2017, our board of directors authorized an increase in our share repurchase authorization to $100.0 million for the 32-month period ending December 31, 2019. See Part II, Item 2 of this report for additional information on the share repurchases made during the three months ended September 30, 2017.

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

At September 30, 2017, our interest rate derivatives effectively fixed our LIBOR base rate on $37.5 million of our debt. Based on borrowings under our credit facility at September 30, 2017 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $139.2 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

At September 30, 2017, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2017, we had net assets of approximately $33.0 million with a functional currency of the U.K. Pound Sterling, $11.8 million with a functional currency of the Canadian Dollar and $9.1 million with a functional currency of the Euro related to our non-U.S. operations. At September 30, 2017, we had net assets denominated in non-functional currencies of approximately $1.9 million. As such, a ten percent change in the value of the local currencies would have resulted in a $0.2 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

Except as described below, there has been no change in our internal control over financial reporting during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter, we completed the implementation of a new Enterprise Resource Planning (“ERP”) system and reporting platform. Certain phases of the implementation were completed during the year ended December 31, 2016 and included implementing new modules related to our general ledger, project costing, contracts, billing and accounts receivable systems. During the first three quarters of 2017, we completed the implementation and migrated additional portions of our legacy reporting platform to the new ERP system and reporting platform, which resulted in the modification of certain controls, procedures and processes relating to the affected portion.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2017:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(a)
Jul 1 - 31, 2017	194,014	$19.82	194,014	$88,816,929
Aug 1 - 31, 2017	289,058	$15.80	289,058	$84,248,549
Sep 1 - 30, 2017	357,663	$15.78	357,663	$78,604,704

Total	840,735	$16.72	840,735	$78,604,704

(a)	On May 14, 2015, our board of directors extended until December 31, 2017 its previous authorization to repurchase up to $100 million in shares of our common stock in open market or private transactions. On April 19, 2017, our board of directors increased the share repurchase authorization to $100 million, effective May 1, 2017, and extended the authorization to December 31, 2019.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: October 27, 2017