Form 10-K
period 2017-12-31
NAVIGANT CONSULTING INC
filed 2018-02-23
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐      NO   ☑

As of February 19, 2018, 45,067,499 shares of the registrant’s common stock, par value $0.001 per share (Common Stock), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on June 30, 2017, was approximately $913.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2017.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “could,” “intend,” “estimate,” “expect,” “continue,” “plan,” “outlook” and similar expressions. These statements are based upon management’s current expectations and speak only as of the date of this report. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements including, without limitation: the execution of the Company’s long-term growth objectives and margin improvement initiatives; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions and divestitures and complete such acquisitions and divestitures in the time anticipated; pace, timing and integration of acquisitions; operational risks associated with new or expanded service areas, including business process management services; impairments; changes in accounting standards or tax rates, laws or regulations; management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; conflicts of interest; potential loss of clients or large engagements and the Company’s ability to attract new business; brand equity; competition; accurate pricing of engagements, particularly fixed fee and multi-year engagements; clients’ financial condition and their ability to make payments to the Company; risks inherent with litigation; higher risk client assignments; government contracting; professional liability; information security; the adequacy of our business, financial and information systems and technology; maintenance of effective internal controls; potential legislative and regulatory changes; continued and sufficient access to capital; compliance with covenants in our credit agreement; interest rate risk; and market and general economic and political conditions. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included under the “Risk Factors” section of this report. The Company cannot guarantee any future results, levels of activity, performance or achievement and undertakes no obligation to update any of its forward-looking statements.

PART I

Item 1.	Business.

Navigant Consulting, Inc. (“Navigant,” “we,” “us,” or “our”) (NYSE: NCI) is a specialized, global professional services firm that helps clients take control of their future. Navigant’s professionals apply deep industry knowledge, substantive technical expertise, and an enterprising approach to help clients build, manage, and/or protect their business interests. With a focus on markets and clients facing transformational change and significant regulatory or legal pressures, the firm primarily serves clients in the healthcare, energy, and financial services industries. Across a range of advisory, consulting, outsourcing, and technology/analytics services, we believe our practitioners bring sharp insight that pinpoints opportunities and delivers powerful results.

We are a Delaware corporation incorporated in 1996 and headquartered in Chicago, Illinois. Our executive office is located at 150 North Riverside Plaza, Suite 2100, Chicago, Illinois 60606. Our telephone number is (312) 573-5600. Our common stock is traded on the New York Stock Exchange under the symbol “NCI.”

General Development of the Business

Development of the Business – Reporting Segments

Our business is organized in four reporting segments — Healthcare; Energy; Financial Services Advisory and Compliance; and Disputes, Forensics and Legal Technology.  Within these reporting segments we deliver consulting and advisory services and also provide technology-based solutions, data hosting and processing, and business process management services (which we refer to as Technology, Data & Process services herein).  We conduct business globally in certain areas across our reporting segments and are strategically focused on offering services to industries and clients facing transformational change and significant regulatory or legal pressures, including clients in the healthcare, energy and financial services industries. Since our inception, we have grown through selective acquisitions of businesses (which we consider inorganic growth), recruitment of employees (which we consider organic growth) and investments in technology to complement our consulting skills and enhance our service offerings.  These investments have enhanced or expanded existing expertise, added new services, broadened our geographic reach, and enhanced our market share.

Our Healthcare segment provides consulting services and business process management services.  Clients of this segment include healthcare providers, payers and life sciences companies.  This segment has grown significantly through a combination of strategic acquisitions and recruitment of senior hires.  Our recruiting efforts within this segment have been focused on building multi-functional consulting teams that allow us to help our clients respond to the most significant issues impacting the healthcare industry today.  Our services include strategy consulting, operational and performance improvement consulting, product planning and commercialization expertise and business process management services.  The Cymetrix Corporation (“Cymetrix”) acquisition in 2014 and the RevenueMed, Inc. (“RevenueMed”) acquisition in 2015 greatly expanded our business process management service capabilities, extending those services to both hospitals and physician groups.  These acquisitions and related hiring complement our traditional consulting services, and provide us with more recurring revenue streams.  The term of contracts for business process management services is generally for multiple years.  Our business process management services are enabled by systems, data and technology that can also be leveraged across our other healthcare consulting service offerings.  In addition, the Healthcare segment continues to invest in analytical tools that help our clients manage resources and processes to improve their operations, patient care, and financial performance.

Our Energy segment’s professionals provide advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response and grid modernization transformation. Clients of this segment include utilities, governmental agencies, investors, manufacturers, oil and gas companies, and major corporations. The segment has grown through a combination of investments in hiring, solution development and acquisitions.  These investments have expanded our operations in key markets and geographies and over time have broadened our service offerings to more effectively help our clients respond to and capitalize on the global transformation occurring within the energy sector. We have also grown our benchmarking, data, and research services which now enable us to offer a broad array of market research capabilities (included within our Technology, Data & Process services). Additionally, the November 2016 acquisition of Ecofys Investments B.V. (“Ecofys”), an international consulting firm specializing in renewable energy and sustainability, has provided us with a European platform to augment our capabilities in energy policy, climate strategies, energy systems and markets, urban energy, and sustainability services.

Our Financial Services Advisory and Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support, tax compliance and valuation services to clients in a broad variety of industries. From time to time clients seek the services of this segment to perform large scale, compliance-oriented engagements. The strategic, operational, valuation and risk management services within this segment have largely developed over time through the recruitment of senior hires.  Senior hiring remains a key strategy to drive future growth for this segment.  We have also developed technology tools that enable our professionals to more efficiently identify compliance risks and streamline operational activities for our clients.

Our Disputes, Forensics and Legal Technology segment’s professional services include global dispute, accounting, regulatory, construction computer forensic expertise, valuation and economic analysis.  In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology, data analytic and cyber-security solutions. Our clients principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.  Our professionals help clients across the globe through many complex business and legal matters.  These matters include finance, economics, forensic accounting, regulatory compliance, international arbitration, defective construction, computer system disruptions and other information security events.  Our clients operate within a broad range of industries which include but are not limited to financial services, healthcare, life sciences, energy, government and construction. We have built upon our service offerings within this segment and expanded our global and industry reach through investments in acquisitions, the recruitment of senior hires and the development of technology.  Our development of technology tools has enabled our professionals to deliver both flexible and scalable solutions to our clients.

We operate globally across our reporting segments.  We have continued to build our international footprint to facilitate and expand our service offerings to clients outside of the United States (“U.S.”).  As global demand for our services has increased, we have established international offices to provide our clients with on-the-ground resources including within Europe, the Middle East, and Asia through hiring and acquisitions.

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

Human Capital Resources

At December 31, 2017, we had 6,130 employees. After adjusting total employees for part-time status and excluding project employees, we had 6,008 full-time equivalent (“FTE”) employees. These FTEs were comprised of the following:

•	Client-service employees (“Client-Service FTE”) (related costs for these employees are recorded as cost of services before reimbursements)
o	1,905 consulting employees (“Consulting FTE”) in businesses that deliver professional services. These individuals record time to client engagements.
o

3,037 Technology, Data & Process employees (“Technology, Data & Process FTE”) in businesses that are comprised of technology-enabled professional services, including eDiscovery services, data analytics, business process management services, technology solutions, invoice and insurance claims processing, market research and benchmarking. While some of these individuals may record time to client engagements (in professional services engagements), many do not record time to specific engagements.  Revenue generated by these engagements is generally recognized on a per unit basis. 1,608 of these Technology, Data & Process FTEs were based in India.

•	Non-billable employees (“Non-billable FTE”)
o

955 non-billable employees who are assigned to administrative and support functions, including office services, corporate functions, analytics and certain practice support functions. The majority of costs related to these employees is recorded in general and administrative expense while the costs directly relating to practice support functions are recorded as cost of services before reimbursements. During the year ended December 31, 2017, we centralized resources previously organized as separate practice functions and leveraged our lower cost India footprint for certain activities.

We also had 111 project employees who perform client services on a contractual basis. Project employee levels vary from period to period based on staffing and resource requirements. The majority of costs related to these employees is recorded in cost of services before reimbursements.

Our revenues are primarily generated from services performed by our client-service employees.  As a result, our success depends in large part on attracting, retaining and motivating talented, creative and experienced client-service employees at all levels and across various geographies.  We employ internal recruiters, retain executive search firms, and utilize personal and business contacts. Our client-service employees are drawn from a variety of sources, including the industries we serve, accounting and other consulting organizations, and top-rated colleges and universities. Our client-service employees include, but are not limited to, PhDs, MDs, MBAs, JDs, CPAs, CFEs (certified fraud examiners), ASAs (accredited senior appraisers), engineers, nurses and former government officials.

In developing and growing our Technology, Data, & Process services, we have added employees supporting these businesses.  We recruit, retain, and manage many of our Technology, Data & Process employees differently from our consulting employees.  Particularly, in our business process management services, we add Technology, Data & Process employees through traditional recruitment, by transitioning client employees to become Navigant employees, or by subcontracting services from our clients.  Our demand for these resources may fluctuate depending on our clients’ needs and our ability to more efficiently perform our services by utilizing technology resources.  By managing these employees with our processes, centralizing their functions in our business centers, and leveraging proprietary technology to enable work streams, we are able to more efficiently and effectively deliver services.  We leverage our business centers not only to help us better manage our employees across work streams and projects but also to create opportunities for these employees to develop professionally by exposing them to new service areas and possibilities for promotion within the management teams at these locations.

We seek to retain our employees by offering competitive compensation packages of base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and rewarding careers. We periodically review and adjust, if needed, our employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support our community, but also provide experiences for our employees to promote a collaborative and rewarding work environment.

We regularly evaluate employees and their productivity against future demand expectations and historical trends. From time to time, we may reduce or add resources in certain areas in an effort to align with changing demands. We may utilize project employees and engage independent contractors on certain engagements, which allow us to quickly adjust staffing in response to changing demand for our services.

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

Industry Sectors

We provide services to clients in industries undergoing substantial regulatory or structural change, with a primary focus on the energy, healthcare and financial services industries.  Our Disputes, Forensics and Legal Technology segment and Financial Services Advisory & Compliance segment both provide services across all three industries. Our legal and compliance-based service offerings are relevant to law firms and clients in many industries. In addition, we do work for governmental agencies.

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

Developing Client Relationships

We market our services directly to corporate executives and senior management, corporate counsel, law firms, corporate boards, special committees and governmental agencies. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, thought leadership and industry-

specific articles. In addition, we have strengthened our market presence by developing our brand name and go-to-market strategy. New engagements are sought and won by our senior and mid-level employees working together across our reporting segments. We seek to leverage our client relationships in one business segment to cross-sell service offerings provided by other reporting segments. Clients frequently expand the scope of engagements during delivery to include follow-on or complementary services. Our future performance will continue to depend upon our ability to win new engagements, attract and retain employees, develop and continue client relationships and maintain our reputation.

We believe our unique mix of deep industry expertise, combined with our scale, global presence, multi-disciplinary professionals and specialized service offerings, positions us to address our clients’ critical business needs. We continue to establish programs to facilitate collaborative product development and marketing efforts, and also to develop new, innovative and repeatable solutions for our clients.

Financial Information about our Business Segments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 – Segment Information to the notes to our consolidated financial statements for discussion of total revenues, revenues before reimbursements, segment operating profit and total assets by business segment.  Certain areas within our reporting segments operate globally. For information regarding our total revenues and total assets by geographic region see Note 4 – Segment Information to the notes to our consolidated financial statements.  For information regarding risks related to our international operations see “Risk Factors.”

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

Our most significant expense is client-service employee compensation, which includes salaries, incentive compensation, and amortization of sign-on and retention incentive payments, share-based compensation and benefits. Client-service employee compensation is included in cost of services before reimbursable expenses, in addition to technology costs, sales and marketing expenses and the direct costs of recruiting and training client-service employees.

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

Concentration of Revenues

Revenues earned from our top 20 clients remained relatively steady at 27%, 27% and 25% of our total revenues for 2017, 2016 and 2015, respectively. No single client accounted for more than 10% of our total revenues during 2017, 2016 or 2015.  For further information on segment concentration see Item 7 - Management, Discussion and Analysis of Financial condition and Results of Operations – Segment Results below.

Non-U.S. Operations

We operate globally and have offices outside the U.S. including in countries within Europe, the Middle East and Asia.  No country, other than the U.S., accounted for more than 10% of our total revenues during 2017, 2016 or 2015. Our non-U.S. subsidiaries, in the aggregate, represented approximately 10%, or $100.7 million, of our total revenues in 2017 compared to 9%, or $96.3 million, in 2016 and 9%, or $86.0 million, in 2015.  Revenues are allocated among our subsidiaries based on the respective entity or entities employing the personnel deployed on the engagements.  For further geographic information, see Note 4 – Segment Information to the notes to our consolidated financial statements.

Available Information

We maintain a corporate website at www.navigant.com. The content of our website is not incorporated by reference into this report or any other reports we file with, or furnish to, the SEC. Investors may access our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as well as the proxy statement for our annual meeting of shareholders, free of charge (as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC) by going to the Investor Relations section of our website (investors.navigant.com) and searching under “SEC Filings.” These materials are also available in printed form free of charge upon request. Requests should be submitted to: Navigant Consulting, Inc., 150 North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, Attention: Investor Relations.

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

Many of our clients operate in highly regulated industries such as healthcare, energy, and financial services. These industries are subject to changing political, legislative, regulatory and other influences.  The laws and regulations in these industries can be complex, and the application of those laws and regulations to our clients and to us is not always clear.  Regulatory and legislative changes in these industries could reduce the demand for our services, decreasing our competitive position, or potentially render certain of our service offerings obsolete, change client buying patterns or decision making or require us to make unplanned modifications to our service offerings, which could require additional time and investment. If we fail to accurately anticipate the application of the laws and regulations affecting our clients and the industries they serve, if anticipated changes in regulation impact client buying patterns, or if such laws and regulations decrease our competitive position or limit the applicability of our service offerings, our results of operations and financial condition could be adversely impacted.

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

Although we offer various incentive compensation programs, including share-based compensation designed to retain and incentivize our senior-level employees, there can be no assurance that these programs will be effective.  Further, limitations on the amount of shares available under our equity compensation plans or a sustained decline in our stock price, which would require us to grant more shares in order to deliver the desired level of value, could also affect our ability to offer adequate share-based compensation as incentives to our senior-level employees. If we are unable to successfully incentivize our senior-level employees, those employees could leave us, and our results of operations could be adversely affected

Risks Related to Capital and Financing

We cannot be assured that we will have access to sufficient sources of capital to meet our cash needs.

We rely on our current cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating and investing activities.  Our credit agreement provides a $400 million revolving credit facility.  At our option, subject to the terms and conditions in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500 million.  The credit facility becomes due and payable in full upon maturity in March 2022.  At December 31, 2017, we had $132.9 million in borrowings outstanding under the credit facility and approximately $263.4 million available. There can be no assurance that the credit facility will continue to be sufficient to meet the future needs of our business, particularly if a decline in our financial performance were to occur. In addition, there is no assurance that we will be able to refinance or extend this facility on similar or more favorable economic terms.  If this occurs, and we are unable to otherwise increase our cash flows from operations, raise additional capital or obtain debt financing from other sources, we may be unable to meet our future cash needs, including, for example, funding our acquisitions and other strategic and capital investments. Furthermore, certain financial institutions that are lenders under our credit facility could be adversely impacted by significant economic turmoil or financial market disruptions and therefore could become unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

If we are unable to collect receivables in a timely manner, our operating cash flows could be adversely affected.

For the majority of our engagements, we do not receive retainers prior to performing services on a client’s behalf.  In certain cases, particularly in our Disputes, Forensics and Legal Technology segment, we may be engaged by a client’s counsel for privilege or other reasons, which may cause a delay in the remittance of our invoices.  If the average time it takes our clients to pay our invoices increases, or if the financial condition of any of our clients were to deteriorate, impairing their ability to make payments due to us, our operating cash flows would be adversely impacted which may require us to fund a greater portion of our working capital needs with borrowings under our credit facility or other capital sources.

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of fixed charge and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2017, there can be no assurance that we will remain in compliance in the future. Our borrowings under the credit facility tend to be higher during the first half of the year to fund annual incentive payments, and as a result, our consolidated leverage ratio is expected to increase from December 31, 2017 levels. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

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

We do work for clients that for financial, legal, reputational or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher-risk engagements and higher-risk clients, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties on one or more of these higher-risk engagements could have a material adverse impact on our business and financial condition. Examples of higher-risk engagements include, but are not limited to:

•	Interim management engagements, including those for hospitals and other healthcare providers;
•	Engagements where we assist clients in complying with healthcare-related regulatory requirements;
•	Engagements where we serve as an independent monitor or as an independent review organization or which otherwise subject us to heightened requirements relating to our independence from our client;
•	Financial advisory engagements;
•	Engagements where we provide transactional or valuation related services;

•	Engagements where we deliver a fairness opinion;
•	Engagements where we deliver project management services for large construction projects;
•	Engagements where we receive or process or host sensitive data, including personal consumer or private health information;
•	Engagements where we deliver a compliance effectiveness opinion;
•	Engagements involving independent consultants’ reports issued pursuant to consent or similar orders to which our clients may be subject or in support of financings and business transactions; and
•	Engagements for governmental clients or where our work product will be relied upon by governmental agencies which regulate our clients.

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

We believe that the Navigant brand is an important part of our overall effort to attract and retain clients and that the importance of brand recognition will increase as competition for our services increases. We may expand our marketing activities to promote and strengthen our brand and may need to increase our marketing budget, hire additional marketing and public relations personnel or expend additional amounts to protect our brand and otherwise to create and maintain client brand loyalty. In addition, our brand and corporate reputation are potentially susceptible to material damage by events such as disputes with clients, cybersecurity breaches, delivery failures, political issues involving our clients and the services we provide to those clients, compliance violations, government investigations or legal proceedings.  Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance or joint venture partners, legislators or government regulators, as well as members of the investment community or the media, including social media influencers. There is a risk that negative or inaccurate information about Navigant, even if based on rumor or misunderstanding, could adversely affect our business. If we fail to effectively promote, protect and maintain the Navigant brand, or incur excessive expenses in doing so, our business and results of operations could be adversely impacted. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value of the Navigant brand name and could reduce investor confidence in us, materially adversely affecting our share price.

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

We have grown our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to goodwill and intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, and the need to divert managerial resources and focus that would otherwise be dedicated to our current businesses. Additionally, certain senior-level employees, as sellers of the acquired businesses, are bound by non-competition covenants that expire after a specific amount of time from the date of acquisition. When these covenants expire, any loss of these senior-level employees could significantly impact the acquired businesses and their successful integration. Any failure to successfully integrate acquired businesses and retain personnel could cause the acquired businesses to fail to achieve their expected results, which would in turn adversely affect our financial performance and may require a possible impairment of the acquired assets.

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

Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our total assets. Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level on our goodwill and, on a quarterly basis, we are required to assess the recoverability of both our goodwill and long-lived intangible assets. We consider our operating segments to be our reporting units. We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. If the fair market value of one of our reporting units or other long-lived intangible assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. At December 31, 2017, we had goodwill of $637.3 million and net intangible assets of $21.1 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 5 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

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

Our effective income tax rate could be adversely affected in the future by the expiration of current tax benefits, changes in the mix of earnings in countries with differing statutory tax rates, challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities and changes in tax laws, regulations and policies, or in their interpretation or enforcement.  Additionally, the process of evaluation of and compliance with changes in tax laws and policies may be onerous and expensive. A number of jurisdictions where we do business, including the United States, are considering, or undergoing changes in their relevant tax, accounting and other laws, regulations, policies and interpretations.  Changes in tax laws, treaties or regulations, and their interpretation or enforcement, have become more unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges.  Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions.  As a result, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate, including the U.S., which could have a material adverse effect on our effective income tax rate, results of operations, cash flows and financial condition.

Our effective tax rate may fluctuate in the future as a result of the Tax Cuts and Jobs Act (“Tax Reform”), which was enacted on December 22, 2017. Tax Reform introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of Tax Reform requires significant judgments and estimates in the interpretation and calculations of the provisions of Tax Reform. We continue to examine the impact Tax Reform may have on our business.  Notwithstanding the overall reduction in federal corporate income tax rate as a result of Tax Reform, the overall impact of this new legislation is uncertain and our business and financial condition could be adversely affected.

Due to the timing of the enactment and the complexity involved in applying the provisions of Tax Reform, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of Tax Reform will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret Tax Reform and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

Future changes in tax laws, treaties or regulations, and their interpretation or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges.  Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions.  As a result, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate, including the United States, which could have a material adverse effect on our effective income tax rate, results of operations, cash flows and financial condition.

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

•

Government entities typically fund projects through appropriated monies. Government entities usually reserve the right to change the scope of or terminate projects for lack of approved funding (or at their convenience). Budget deficits or shortfalls, government spending reductions or suspensions or other debt constraints could result in projects we have with government entities being reduced in price or scope or terminated altogether.

•

Government spending may also be subject to political conflict.  For example, the absence of bipartisan agreement on the federal government budget led to temporary suspension of certain federal programs in January 2018.

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

As part of our long-term strategy, we plan to continue to expand our services and solutions into new areas. Expanding into new areas and providing services to new types of clients may expose us to additional operational, regulatory or other risks, including overestimating the demand for our services and solutions or underestimating the competition from other market participants.  Additionally, we may fail to properly anticipate the cost of entry or additional expenses related to our new services.  We could also incur liability if we fail to comply with laws or regulations applicable to the new services we provide our clients.  These challenges may prevent the expansion and growth of our business from becoming profitable, which, in turn could affect our reputation, business and results of operations.

Our Technology, Data & Process businesses, in particular, our business process management services, present different operational risks when compared to our traditional consulting and expert businesses. For example, our business process management services involve managing the revenue cycle function for all or certain portions of our physician and hospital clients’ businesses, including the operation, management or oversight of billing, coding and accounts receivable departments that are critical to our clients’ financial performance.  In addition, certain of our businesses, most significantly our business process management services business, utilize offshore personnel, including personnel in India, which exposes us to additional operational risks, including special risks associated with conducting business internationally.  Disruptions in service delivery, regulatory compliance concerns, data privacy and security concerns, particularly in the billing and coding areas, labor disputes, technology issues or other performance problems could damage our clients’ businesses, expose us to enhanced regulatory scrutiny and claims, and harm our reputation and our business.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters are highly complex and require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes.  Examples include:  determination of the allowance for doubtful accounts, accruals for incentive-based compensation, the fair value of acquisition-related contingent consideration, revenue recognition, the measurement of deferred tax assets, estimation of future performance for recording expenses associated with performance-based equity incentive awards, and the assessment of recoverability of intangible assets and goodwill.  Changes in these rules or their interpretation or changes in the underlying estimates and assumptions made by management could significantly change our reported or expected financial performance or financial condition.  For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for our reporting units could have an adverse effect on our financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit.  In addition, new accounting guidance also may require systems and other changes that could increase our general and administrative expenses and/or adversely impact our financial statements.  For example, implementing current or future accounting guidance related to revenue recognition, leases and other areas impacted by the current convergence project between the Financial Accounting Standards Board and the International Accounting Standards Board could require us to make significant changes to our accounting and financial reporting systems and could result in adverse changes to our financial statements.

Risks Related to Technology

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which maybe inadequate to serve the needs of our business or become obsolete.

We have invested in developing specialized technology and intellectual property, including proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new client engagements. Many of our service offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop competitive, innovative or improved technology or technology and intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors. If we are unable to develop new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenues and results of operations could be adversely affected.  Moreover, if we fail to adequately protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

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

If the integrity of our information systems is compromised by a cyber security event, our reputation, business and results of operations could be adversely affected.

We depend on information systems to manage and run our business. Additionally, certain services we provide require us to store, transmit or process sensitive or confidential client information, including personal consumer information and health or other personally identifiable information. If any person, including any of our employees or third-party vendors with whom we contract for data hosting services, negligently disregards or intentionally breaches the information security controls we have implemented to protect confidential information, our clients’ data, or if our own data or those security controls prove to be ineffective against intrusion, we could incur legal liability and may also be subject to regulatory enforcement actions, fines and/or criminal prosecution in multiple jurisdictions. Our potential liability in the event of a security breach of client data or our own data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages. Any unauthorized disclosure of sensitive, personal or confidential client information, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, including an intentional attack by any person who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability, significant remediation costs and damage to our reputation and could have a material adverse effect on our business and results of operations. The nature of these threats and the methods used by persons seeking to disrupt or access our information systems are rapidly evolving, which makes it increasingly difficult to anticipate, prevent or mitigate these risks.  The costs and operational focus required for implementing additional protective measures may also be significant and adversely affect our business and results of operations.

We may experience difficulties in implementing new business and financial systems.

We recently transitioned certain of our business and financial systems to new platforms. The integration of new modules within our enterprise resource systems could disrupt our ability to timely and accurately process and report key aspects of our revenue cycle, including billing and accounts receivable.  Any such disruption could adversely affect our results of operations or financial condition and cause harm to our reputation.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are leased and are located in Chicago, Illinois. We have approximately 40 other operating leases for offices with at least 20 employees, principally in the U.S., which are utilized across our reporting segments.  Our office space needs in certain geographic areas may change as our business expands or where we determine virtual work environments are appropriate.

Item 3.	Legal Proceedings.

We are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers at February 23, 2018:

Name	Title	Age
Julie M. Howard	Chairman and Chief Executive Officer	55
Lee A. Spirer	Executive Vice President and Chief Growth and Transformation Officer	51
Stephen R. Lieberman	Executive Vice President and Chief Financial Officer	53
Monica M. Weed	Executive Vice President, General Counsel and Secretary	57

Julie M. Howard, 55, has served as our Chairman and Chief Executive Officer since May 2014 and Chief Executive Officer and a member of our board of directors since March 2012. Ms. Howard served as our President from 2006 to March 2012 and our Chief Operating Officer from 2003 to March 2012. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions, including with Navigant. Ms. Howard is currently a member of the board of directors of Innerworkings Inc. and ManpowerGroup Inc. Ms. Howard also serves on the Medical Center Board for Ann & Robert H. Lurie Children’s Hospital of Chicago and is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA). Ms. Howard is a past member of the board of directors of Kemper Corporation and the Association of Management Consulting Firms, the Dean’s Advisory Board of the Business School of the University of Wisconsin – Madison and the

Board of Governors for the Metropolitan Planning Council of Chicago. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in finance and management.

Lee A. Spirer, 51, has served as our Executive Vice President and Chief Growth and Transformation Officer since April 2017.  Mr. Spirer served as our Executive Vice President and Global Business Leader from November 2012 to April 2017. Mr. Spirer has served in a variety of strategic and operational roles in a range of professional and business services organizations. From April 2009 to May 2012, Mr. Spirer served as Senior Vice President and Global Business Head of Kroll Risk & Compliance Solutions, and prior to that, from September 2005 to February 2008, Mr. Spirer served as Senior Vice President and Global Leader of Corporate Strategy and Development for Dun & Bradstreet Corporation. From June 2001 to September 2005, Mr. Spirer held several senior management roles at IBM Business Consulting Services, last serving as General Manager, Global Financial Markets. In addition, from March 2008 to April 2009 and again from June 2012 to October 2012, Mr. Spirer served as Managing Partner of LAS Advisory Services, advising private equity and venture capital firms on a variety of strategic and operational issues. Mr. Spirer is a graduate of The Wharton School with a Master’s degree in Business Administration and Brandeis University with a Bachelor’s degree in Economics, with high honors and Phi Beta Kappa.

Stephen R. Lieberman, 53, has served as our Executive Vice President and Chief Financial Officer since April 2016.  Prior to joining Navigant, from January 2012 to April 2016, Mr. Lieberman served as Senior Vice President, Finance and Chief Financial Officer, Latin America for Laureate Education, Inc., a global network of private higher education institutions. From March 2011 to January 2012, Mr. Lieberman served as Senior Vice President, Finance for Dana Holding Corporation, a vehicle component supplier, and prior to that, from September 2006 to October 2010, he served as Vice President and Treasurer of United Airlines. Mr. Lieberman also spent nearly 15 years at General Motors in various capacities, including Treasurer and Controller General for the auto manufacturer’s Mexico operations and the Treasurer of the Asia Pacific Regional Treasury Center, Greater China.  Mr. Lieberman received a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Michigan.

Monica M. Weed, 57, has served as our Executive Vice President since October 2013 and General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary for Information Resources, Inc., an international market research provider to the consumer-packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal LLP (now Dentons). Ms. Weed received a Bachelor of Arts in Classics from Northwestern University, a law degree from the Northwestern University School of Law and a Master’s degree in Business Administration from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock.

	High	Low
2017
Fourth quarter	$19.89	$15.23
Third quarter	$20.39	$14.62
Second quarter	$24.47	$18.99
First quarter	$26.45	$22.04
2016
Fourth quarter	$27.86	$19.44
Third quarter	$20.58	$15.95
Second quarter	$16.82	$15.07
First quarter	$17.23	$14.07

Holders

As of February 19, 2018, there were 156 holders of record of our shares of our common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held on behalf of a number of individual shareholders. As such, our actual number of beneficial shareholders is higher than the number of our shareholders of record.

As of December 31, 2017, there were 45,385,233 shares of our common stock issued and outstanding.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2017 and 2016. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement may limit our ability to pay dividends in the future.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (“NYSE Index”) and the peer group described below. The graph assumes that $100 was invested on December 31, 2012 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future stock price performance.

	Navigant	NYSE	Peer
Measurement Period	Consulting	Index	Group (a)
	Inc.
FYE 12/31/12	$100.00	$100.00	$100.00
FYE 12/31/13	172.04	126.40	141.05
FYE 12/31/14	137.72	135.09	154.08
FYE 12/31/15	143.91	129.70	159.02
FYE 12/31/16	234.59	145.33	175.38
FYE 12/31/17	173.92	172.78	208.27

a)

The peer group consists of the following companies: The Advisory Board Company, CBIZ Inc., CRA International Inc. (formerly known as Charles River Associates, Inc.), Exponent, Inc., FTI Consulting, Inc., Gartner Group, Inc., Heidrick & Struggles International Inc., Hill International, Inc., Huron Consulting Group Inc., ICF International, Inc., Korn/Ferry International, MAXIMUS, Inc., Resources Connection, Inc., and Tetra Tech, Inc., and except as noted below, is the same peer group that is used by the compensation committee of our board of directors for purposes of evaluating executive compensation decisions. The peer group is weighted by market capitalization. The Corporate Executive Board Company, and TRC Companies were excluded from the performance graph, notwithstanding having been included in the compensation committee’s peer group for 2017, as their stock ceased trading following the completion of mergers with Gartner Group, Inc. and New Partners IV, L.P., respectively.

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by Navigant under the Securities Act of 1933, as amended (“Securities Act”) or the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2017:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(a)
Oct 1 - 31, 2017	346,489	$17.07	346,489	$72,690,566
Nov 1 - 30, 2017	289,763	$17.86	289,763	$67,516,093
Dec 1 - 31, 2017	202,008	$19.33	202,008	$63,611,698
Total	838,260	$17.89	838,260	$63,611,698

(a)	On April 19, 2017, our board of directors increased the amount available under the Company’s stock repurchase authorization to $100 million and extended the authorization through December 31, 2019.

Item 6.	Selected Financial Data.

The following five-year financial and operating data should be read in conjunction with the information set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report. During the year ended December 31, 2013, we sold the United Kingdom (“U.K.”) financial services advisory business and, as such, the results have been reclassified to discontinued operations to reflect this transaction. During the year ended December 31, 2017, we recognized a $29.7 million net tax benefit as a result of Tax Reform, which was signed into law December 22, 2017. Further information on the tax impacts of Tax Reform is presented in Note 15 – Income Taxes to the notes to our consolidated financial statements. The amounts are shown in thousands, except for per share data.

	For the year ended
	December 31,
	2017	2016	2015	2014	2013
Revenues before reimbursements	$939,639	$938,746	$833,808	$766,552	$734,433
Reimbursements	92,688	95,734	85,678	93,065	101,152
Total revenues	1,032,327	1,034,480	919,486	859,617	835,585
Cost of services before reimbursable expenses	654,586	631,935	571,894	519,157	487,967
Reimbursable expenses	92,688	95,734	85,678	93,065	101,152
Total cost of services	747,274	727,669	657,572	612,222	589,119
General and administrative expenses	166,922	168,954	147,462	136,057	127,079
Depreciation expense	28,826	27,742	23,612	19,580	16,180
Amortization expense	8,960	11,507	8,613	5,959	6,826
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	2,213	1,330	(13,047)	(4,992)	(5,399)
Office consolidation, net	242	542	2,766	725	348
Loss (gain) on disposition of assets	-	-	283	(541)	(1,715)
Deferred debt issuance costs write off	145	-	-	-	-
Goodwill impairment	-	-	-	122,045	-
Other impairment	-	-	98	1,343	-
Other costs	1,620	-	-	-	-
Operating income (loss)	76,125	96,736	92,127	(32,781)	103,147
Interest expense	4,970	5,235	4,916	5,918	4,433
Interest income	(345)	(141)	(250)	(274)	(463)
Other expense (income), net	919	(1,769)	(692)	(167)	175
Income (loss) from continuing operations before income tax (benefit) expense	70,581	93,411	88,153	(38,258)	99,002
Income tax (benefit) expense	(4,371)	35,313	27,808	(1,351)	43,890
Net income (loss) from continuing operations	74,952	58,098	60,345	(36,907)	55,112
Income (loss) from discontinued operations, net of tax	-	-	-	509	(2,919)
Net income (loss)	$74,952	$58,098	$60,345	$(36,398)	$52,193

Basic per share data
Net income (loss) from continuing operations	$1.61	$1.23	$1.26	$(0.76)	$1.11
Income (loss) from discontinued operations, net of tax	-	-	-	0.01	(0.06)
Net income (loss)	$1.61	$1.23	$1.26	$(0.75)	$1.05
Shares used in computing per basic share data	46,593	47,343	47,906	48,741	49,771

Diluted per share data
Net income (loss) from continuing operations	$1.55	$1.19	$1.23	$(0.76)	$1.08
Income (loss) from discontinued operations, net of tax	-	-	-	0.01	(0.06)
Net income (loss)	$1.55	$1.19	$1.23	$(0.75)	$1.02
Shares used in computing per diluted share data	48,226	48,813	49,224	48,741	50,951

	At December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
Cash and cash equivalents	$8,449	$8,291	$8,895	$2,648	$1,968
Working capital	142,530	124,834	111,344	70,501	73,040
Total assets	1,080,264	1,054,797	1,015,896	903,493	904,197
Total non-current liabilities	226,249	245,346	278,418	200,506	169,260
Total stockholders' equity	687,334	634,477	593,538	542,591	597,075

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and “Risk Factors.”

Overview

We are a specialized, global professional services firm that helps clients take control of their future. With a focus on markets and clients facing transformational change and significant regulatory or legal pressures, we primarily serve clients in the healthcare, energy and financial services industries.

Revenues and Expenses

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain event-based or performance-based contractual milestones or outcomes. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized. Revenues are also earned on a per unit or subscription basis, generally for our technology-based service offerings.

Our most significant expenses are client-service employee compensation, which includes salaries, incentive compensation, amortization of sign-on and retention incentive payments, share-based compensation and benefits. Client-service employee compensation is included in cost of services before reimbursable expenses, in addition to technology costs, sales and marketing expenses and the direct costs of recruiting and training client-service employees.

Our most significant overhead expenses included in general and administrative expense are administrative compensation and office-related expenses. Administrative compensation includes salaries, incentive compensation, share-based compensation and benefits for corporate management and other non-billable employees that indirectly support client engagements. Office-related expenses primarily consist of rent for our offices. General and administrative expense includes bad debt expense, technology, finance, human capital management, marketing and legal expenses.  Certain non-billable employees who support the reporting segments are recorded in cost of services before reimbursable expenses.

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

Hiring and Retention

Because our ability to derive fees is largely reliant on the hiring and retention of employees, the average number of full-time employees and our ability to keep client-service employees utilized are important drivers of the business. We use full-time equivalent (“FTE”) as a measure of our client-service employees. The number of Client-Service FTE is client-service employees adjusted for part-time status and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our Consulting FTE levels in response to changing demand.

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

•Client-Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:

•	Consulting FTE — individuals assigned to client services who record time to client engagements; and
•

Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above and are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative, analytics and support functions, including office services, corporate functions and certain practice support functions.
•

Period-end FTE — represents our headcount at the last day of the reporting period adjusted for part-time status. Consulting, Technology, Data & Process and Non-billable criteria also apply to period-end FTE.

•

Average bill rate is calculated by dividing fee revenues before certain adjustments such as discounts and markups, by the number of hours associated with the fee revenues. Revenues recognized on the attainment of certain event-driven contractual milestones (event-based) and those related to Technology, Data & Process FTE are excluded from average bill rate.

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

Results of Operations

Overview

Key highlights of our results of operations for the years ended December 31, 2017 and 2016 were:

Revenues before reimbursements (“RBR”) were comparable to the prior year period, with higher RBR in our Healthcare segment and contributions from the November 2016 acquisition of Ecofys within the Energy segment offset by lower RBR in our Financial Services Advisory and Compliance and Disputes, Forensics and Legal Technology segments. Event-based fees for the years ended December 31, 2017 and 2016 were $23.1 million and $14.4 million, respectively which includes mass tort claims work within the Disputes, Forensics and Legal Technology segment.  The increase in event-based fees primarily relates to fees earned within our Healthcare segment. See Segment Results below for further discussion on RBR. Cost of services before reimbursable expenses increased 3.6% while general and administrative expenses decreased 1.2%. Net income for the years ended December 31, 2017 and 2016 was $75.0 million and $58.1 million, respectively. Our effective income tax rate for the years ended December 31, 2017 and 2016 was a benefit of 6.2% and expense of 37.8%, respectively. Net income increased mainly due to the tax rate which was impacted by a $29.7 million net tax benefit recorded during the year ended December 31, 2017, as a result of Tax Reform, which was signed into law December 22, 2017. See income tax expense below for further details.

Key highlights of our results of operations for the years ended December 31, 2016 and 2015 were:

RBR increased 12.6%, of which nearly three-quarters was organic growth contributed from our Healthcare, Financial Services Advisory and Compliance and Energy segments.  The remaining increase was mainly due to contributions from acquisitions within our Healthcare and Energy segments.  Event-based fees for the years ended December 31, 2016 and 2015 were $14.4 million and $7.7 million, respectively. The increase primarily relates to mass tort claims work within the Disputes, Forensics and Legal Technology segment. See Segment Results below for further discussion on RBR.  Additionally, cost of services before reimbursable expenses increased 10.5% reflecting both organic and acquisition growth in Client-Service FTE.  General and administrative expenses increased 14.6% reflecting additional Non-billable FTE hires to support growth of the business.  In addition, for the year ended December 31, 2016 other operating costs were $1.9 million as compared to other operating benefit for the year ended December 31, 2015 of $9.9 million (see Note 13 – Other Operating Costs (Benefit) to the notes to our consolidated financial statements).  Net income for the years ended December 31, 2016 and 2015 was $58.1 million and $60.3 million, respectively. Our effective income tax rate for the years ended December 31, 2016 and 2015 was 37.8% and 31.5%, respectively.

				2017 over	2016 over
				2016	2015
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2017	2016	2015	Percentage	Percentage
Key operating metrics:
Average FTE
-Consulting	1,894	1,760	1,568	7.6	12.2
-Technology, Data & Process	2,999	2,721	2,562	10.2	6.2
-Non-billable	924	838	703	10.3	19.2
Period end FTE
-Consulting	1,905	1,908	1,677	(0.2)	13.8
-Technology, Data & Process	3,037	2,753	2,897	10.3	(5.0)
-Non-billable	955	895	755	6.7	18.5
Average bill rate	$287	$291	$288	(1.4)	1.0
Utilization	72%	75%	75%	(4.0)	-

Key Operating Metrics

Average FTE – Consulting increased 7.6% for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to the acquisition of Ecofys within our Energy segment in November 2016, as well as additional hiring within certain growth areas including our Healthcare segment and the global construction and information security practices within our Disputes, Forensics and Legal Technology segment. Average FTE – Technology, Data & Process increased 10.2% for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly to support additional business process management services work within our Healthcare segment. A portion of the increase in Average FTE – Technology, Data & Process was due to the expansion of our team located in India. Average Non-billable FTE increased 10.3% for the years ended December 31, 2017 compared to the year ended December 31, 2016. The increase primarily relates to the centralization of an analytic team located both in the U.S. and in India which was done to create cross company efficiencies for corporate and practice support functions. The increase is partially offset by a reduction in administrative FTE. Utilization levels were 72% and 75% for the years ended December 31, 2017 and 2016, respectively, and average bill rate decreased 1.4% to $287 over the same periods mainly due to changes in project mix.  Utilization and bill rate are further described below under Segment Results.

Average FTE — Consulting increased 12.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015, mainly due to the acquisition of McKinnis Consulting Services LLC (“McKinnis”) within our Healthcare segment in December 2015 and the acquisition of Ecofys within our Energy segment in November 2016, as well as additional hiring within our Healthcare, Financial Services Advisory and Compliance and Energy segments.  Average FTE — Technology, Data & Process increased 6.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to the acquisition of RevenueMed within our Healthcare segment in February 2015, which added 1,500 Client-Service FTE (Average FTE reflects partial year of ownership). Period end FTE – Technology, Data & Process as of December 31, 2016 and 2015 decreased 5.0% reflecting full impact of 1,500 Client-Service FTE acquired from RevenueMed which was more than offset by actions taken in 2015 to realign resource with demand for these types of services.  Average Non-billable FTE were up 19.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to new hires made to support the growth of the business.  Utilization levels were 75% for each of the years ended December 31, 2016 and 2015, and average bill rate increased 1.0% to $291 for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Results for the year ended December 31, 2017 compared to the year ended December 31, 2016

Revenue before Reimbursements.  See Segment Results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 3.6% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to higher compensation and benefits expenses resulting from Client-Service FTE increases discussed in “Key Operating Metrics” above as well as annual wage increases. In addition, technology and outside services expense increased during the same period. These increases were partially offset by lower incentive-based compensation due to lower operating performance. Severance expense relating to Client-Service FTE was $6.1 million and $4.2 million for the years ended December 31, 2017 and 2016, respectively, as part of certain performance improvement initiatives.

General and Administrative Expenses.  General and administrative expenses decreased 1.2% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease is mainly a result of our cost saving initiatives.  Compensation and benefits were down despite higher severance expense and higher Non-billable FTE.  Corporate meetings, re-branding costs and bad debt expense were also lower for the year ended December 31, 2017 compared to the year ended December 31, 2016.  These decreases were partially offset by higher facilities expenses due to duplicate rent expense related to our Chicago headquarters move (as we occupied our old Chicago offices until completion of the build-out of the new space), our San Francisco office consolidation and computer expenses related to cloud computing and Enterprise Resource Planning (“ERP”) system implementation costs.  Severance expense for the years ended December 31, 2017 and 2016 was $1.6 million and $0.3 million, respectively. Bad debt expense for the years ended December 31, 2017 and 2016 was $7.8 million and $8.8 million, respectively.

General and administrative expenses were 17.8% of RBR for the year ended December 31, 2017 as compared to 18.0% for the year ended December 31, 2016.

Depreciation Expense. The increase in depreciation expense of 3.9% for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased leasehold improvements, technology and software spending.

Amortization Expense. Amortization expense decreased 22.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Other Operating Costs (Benefit):

Contingent Acquisition Liability Adjustment, Net. During the years ended December 31, 2017 and 2016, we recorded costs of $2.2 million and $1.3 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. For additional information, see Note 16 – Fair Value to the notes to our consolidated financial statements.

Other Costs. During the year ended December 31, 2017 we recorded one-time costs of $1.6 million relating to a legal matter.

Interest Expense.  Interest expense decreased 5.1% or $0.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The decrease was mainly due to lower financing fees, imputed interest and average borrowings, partially offset by higher interest rates.  Average borrowing rates were 2.6% and 2.3% for the years ended December 31, 2017 and 2016, respectively.

Other Income, Net.  The decrease of 152.0% or $2.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the losses resulting from non-functional currency transactions occurring in our U.K.-based entity where the local currency (the U.K. Pound Sterling) strengthened relative to the U.S. dollar.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences.  The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the years ended December 31, 2017 and 2016 was a benefit of 6.2% and an expense of 37.8%, respectively, due to the impact of Tax Reform enacted on December 22, 2017. During the year ended December 31, 2017, we recognized a $29.8 million tax benefit as a result of revaluing the U.S. ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%. The lower enacted rate is expected to drive lower effective tax rates in the future. The tax benefit was partially offset by net tax expense of $0.1 million for the deemed mandatory repatriation of undistributed earnings. Further information on the components of the effective tax rates for the years ended December 31, 2017 and 2016, is presented in Note 15 – Income Taxes to the notes to our consolidated financial statements.

Results for the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenue before Reimbursements.  See Segment Results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 10.5% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to higher compensation and benefits expense resulting from Client-Service FTE increases discussed in “Key Operating Metrics” above as well as annual wage increases. In addition, training and meeting expenses, and recruiting and retention costs were higher for the year ended December 31, 2016 compared to the year ended December 31, 2015. Incentive-based compensation also increased due to improved operating performance. Severance expense relating to Client-Service FTE decreased for the year ended December 31, 2016 compared to the corresponding period in 2015 at $4.2 million and $5.9 million, respectively.

General and Administrative Expenses.  General and administrative expenses increased 14.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase was mainly due to higher compensation and benefits expense as a result of higher Non-billable FTE, as discussed above.  Incentive-based compensation also increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to improved operating performance.  Training and meeting expenses were also higher for the year ended December 31, 2016 compared to the year ended December 31, 2015, due in part to a firm-wide leadership meeting held during the second quarter of 2016, while no such meeting was held in the corresponding period of 2015.  Facilities expenses increased related to rent expense for our new corporate headquarters in Chicago, for which we took possession of in October 2016 to build out the new office space.  In addition, bad debt expense increased to $8.8 million for the year ended December 31, 2016 compared to $2.6 million for the year ended December 31, 2015 as a result of higher days sales outstanding (“DSO”) for the year ended December 31, 2016.  These increases were partially offset by a decrease in cloud storage costs partly as a result of higher allocation to our Technology, Data & Process businesses and legal expenses.

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

Other Operating Costs (Benefit):

Contingent Acquisition Liability Adjustment, Net. During the year ended December 31, 2016 we recorded costs of $1.3 million compared to benefits of $13.0 million during the year ended December 31, 2015 relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. The adjustments made during the year ended December 31, 2015 primarily related to our Cymetrix acquisition. For additional information, see Note 16 – Fair Value to the notes to our consolidated financial statements.

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

Other Income, Net.  The increase of 155.6% or $1.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the gains resulting from non-functional currency transactions occurring in our U.K.-based entity where the local currency (the U.K. Pound Sterling) weakened, partially offset by a 2015 legal settlement received.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences.  The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the years ended December 31, 2016 and 2015 was 37.8% and 31.5% respectively.  The increase in the effective income tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily relates to discrete items recorded during the year ended December 31, 2015, including a nontaxable deferred contingent acquisition liability fair value adjustment, favorable state-enacted legislative changes and favorable income tax settlements recorded during the year ended December 31, 2015, which reduced income tax expense by approximately $6.2 million.

Segment Results

Our operating segments are the same as our reporting segments.  Our performance is assessed and resources are allocated based on the following four reporting segments:

•	Healthcare
•	Energy
•	Financial Services Advisory and Compliance
•	Disputes, Forensics and Legal Technology

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

The information presented does not necessarily reflect the results of segment operations that would have occurred had the reporting segments been stand-alone businesses.

Healthcare
				2017 over	2016 over
				2016	2015
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2017	2016	2015	Percentage	Percentage
Revenues before reimbursements (in 000s)	$370,266	$354,268	$288,798	4.5	22.7
Total revenues (in 000s)	$404,120	$389,233	$313,884	3.8	24.0
Segment operating profit (in 000s)	$111,188	$115,163	$90,869	(3.5)	26.7
Key segment operating metrics:
Segment operating profit margin	30.0%	32.5%	31.5%	(7.7)	3.2
Average FTE - Consulting	626	587	443	6.6	32.5
Average FTE - Technology, Data & Process	2,663	2,466	2,287	8.0	7.8
Average utilization rates based on 1,850 hours	74%	77%	76%	(3.9)	1.3
Average bill rate	$274	$271	$274	1.1	(1.1)

The Healthcare segment provides consulting services and business process management services.  Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, the implementation of a new electronic health records system and product planning and commercialization expertise.

Year ended December 31, 2017 compared to the year ended December 31, 2016

RBR for this segment increased 4.5% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The RBR increase was driven by an increase in our business process management services engagements and increased demand by life sciences companies for commercialization solutions, as well as higher demand from providers for large strategy-led transformation projects in the first half of the year.  In addition, event-based fees were $10.6 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively.

Average FTE – Consulting increased 6.6% for the year ended December 31, 2017 compared to the year ended December 31, 2016 mainly due to additional campus hiring to meet the higher demand discussed above. Average FTE – Technology, Data & Process increased 8.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the increase in business process management services engagements discussed above partially offset by a transfer of personnel to the Financial Services Advisory and Compliance segment. A portion of this increase in Average FTE – Technology, Data & Process was due to the expansion of our team located in India. Utilization decreased 3.9% for the year ended December 31, 2017 compared to the year ended December 31, 2016 as hiring preceded slower than expected sales cycle. Average bill rate increased 1.1% to $274 mainly due to a change in project mix.

For the year ended December 31, 2017 compared to the year ended December 31, 2016, segment operating profit decreased $4.0 million and segment operating profit margin decreased 2.5 percentage points, respectively. The decrease was mainly due to higher compensation and benefits related to increased Client-Service FTE, partially offset by an increase in RBR, mainly within the business process management services practice. In addition, a higher percentage of the segment’s business came from lower margin engagements.

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

Average FTE – Consulting increased 32.5% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to the 76 professionals added from the McKinnis acquisition and additional hiring to meet the higher client demand.  Average FTE – Technology, Data & Process increased 7.8% for the year ended December 31, 2016 compared to the year ended December 31, 2015 which was primarily due to the fact that the year ended December 2015 reflected partial period employment of approximately 1,500 professionals acquired in February 2015 as part of the RevenueMed acquisition.  Utilization increased 1.3% for the same period.  Average bill rate decreased slightly to $271 for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to increased leverage of resources and a change in project mix.

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

Energy
				2017 over	2016 over
				2016	2015
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2017	2016	2015	Percentage	Percentage
Revenues before reimbursements (in 000s)	$124,492	$115,940	$106,023	7.4	9.4
Total revenues (in 000s)	$146,425	$133,612	$124,491	9.6	7.3
Segment operating profit (in 000s)	$33,783	$32,637	$31,380	3.5	4.0
Key segment operating metrics:
Segment operating profit margin	27.1%	28.1%	29.6%	(3.6)	(5.1)
Average FTE - Consulting	453	377	344	20.2	9.6
Average FTE - Technology, Data & Process	59	62	65	(4.8)	(4.6)
Average utilization rates based on 1,850 hours	66%	72%	74%	(8.3)	(2.7)
Average bill rate	$206	$205	$199	0.5	3.0

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

Year ended December 31, 2017 compared to the year ended December 31, 2016

RBR for this segment increased 7.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to the contributions from the November 2016 acquisition of Ecofys, partially offset by lower RBR related to a lower volume of services provided to U.S. federal governmental agencies.

Average FTE – Consulting increased 20.2% for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to the acquisition of Ecofys. Average FTE – Technology, Data & Process decreased 4.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Utilization decreased 8.3% due to lower utilization levels at Ecofys which we expect to improve over time as we work to align the Ecofys and Navigant models, as well as lower utilization in other consulting practices. Average bill rate remained relatively flat at for the year ended December 31, 2017 compared to the year ended December 31, 2016.

For the year ended December 31, 2017 compared to the year ended December 31, 2016, segment operating profit increased $1.1 million and segment operating profit margin decreased 1.0 percentage point. The increase in segment operating profit was attributable to contributions from the Ecofys acquisition and lower incentive-based compensation offset by lower organic RBR and higher severance expense. Severance expense was $1.0 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

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

Average FTE — Consulting increased 9.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the Ecofys acquisition and additional hires to support increased demand for the segment’s service offerings as noted above.  Average FTE — Technology, Data & Process decreased 4.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to resource alignment.  Utilization decreased 2.7% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to delays in expected sales pipeline conversion.  Average bill rate increased 3.0% to $205 for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to bill rate increases and changes in project mix.

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

Financial Services Advisory and Compliance
				2017 over	2016 over
				2016	2015
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2017	2016	2015	Percentage	Percentage
Revenues before reimbursements (in 000s)	$140,336	$152,166	$124,359	(7.8)	22.4
Total revenues (in 000s)	$159,410	$173,391	$142,959	(8.1)	21.3
Segment operating profit (in 000s)	$53,772	$63,464	$49,130	(15.3)	29.2
Key segment operating metrics:
Segment operating profit margin	38.3%	41.7%	39.5%	(8.2)	5.6
Average FTE - Consulting	309	308	293	0.3	5.1
Average FTE - Technology, Data & Process	94	-	-	100.0	-
Average utilization rates based on 1,850 hours	78%	78%	76%	-	2.6
Average bill rate	$296	$301	$275	(1.7)	9.5

The Financial Services Advisory and Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support, tax compliance and valuation services to clients in a broad variety of industries.

Year ended December 31, 2017 compared to the year ended December 31, 2016

RBR for this segment decreased 7.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to the conclusion of certain engagements as well as fewer compliance and controls engagements from financial institutions.

Average FTE – Consulting was relatively flat for the year ended December 31, 2017 compared to the year ended December 31, 2016. Average FTE – Technology, Data & Process increased 100% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to a transfer of personnel from the Healthcare segment. Utilization remained at 78% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Average bill rate decreased 1.7% to $296, mainly due to a change in project mix.

For the year ended December 31, 2017 compared to the year ended December 31, 2016, segment operating profit and segment operating profit margin decreased $9.7 million and 3.4 percentage points, respectively. The decreases were driven by lower RBR, higher compensation and benefits expense due to annual wage increases, partially offset by lower incentive-based compensation. In addition to fewer engagements for the year ended December 31, 2017, certain new engagements were less profitable than similar engagements for the year ended December 31, 2016 due to competitive pricing on flexible resources.

Year ended December 31, 2016 compared to the year ended December 31, 2015

RBR for this segment increased 22.4% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The year-over-year increase in RBR was primarily due to increased demand for financial crimes consulting expertise and compliance engagements from major financial institutions.

Average FTE – Consulting increased 5.1% for the year ended December 31, 2016 compared to the year ended December 31, 2015 to meet demand needs.  Average bill rate increased 9.5% to $301 for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to a change in project mix. Utilization increased 2.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to the higher volume of work associated with the demand discussed above.

For the year ended December 31, 2016 compared to the year ended December 31, 2015, segment operating profit and segment operating profit margin increased $14.3 million and 2.2 percentage points, respectively, mainly due to higher RBR driven by higher demand, higher bill rates and utilization, and use of flexible resources, partially offset by higher compensation and benefits expense due to an increase in FTE – Consulting, annual wage increases and higher incentive-based compensation.

Disputes, Forensics and Legal Technology
				2017 over	2016 over
				2016	2015
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2017	2016	2015	Percentage	Percentage
Revenues before reimbursements (in 000s)	$304,545	$316,372	$314,628	(3.7)	0.6
Total revenues (in 000s)	$322,372	$338,244	$338,152	(4.7)	-
Segment operating profit (in 000s)	$97,564	$108,685	$102,449	(10.2)	6.1
Key segment operating metrics:
Segment operating profit margin	32.0%	34.4%	32.6%	(7.0)	5.5
Average FTE - Consulting	505	488	487	3.5	0.2
Average FTE - Technology, Data & Process	182	192	210	(5.2)	(8.6)
Average utilization rates based on 1,850 hours	73%	73%	75%	-	(2.7)
Average bill rate	$363	$371	$373	(2.2)	(0.5)

The Disputes, Forensics and Legal Technology segment’s professional services include accounting, regulatory, construction and computer forensic expertise, as well as valuation and economic analysis.  In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology, data analytic and cyber-security solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

Year ended December 31, 2017 compared to the year ended December 31, 2016

RBR for this segment decreased 3.7% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to reduced processing volumes for legal technology solutions and general weakness in commercial litigation engagements partially offset by continued demand for our global expertise in complex industrial, infrastructure and commercial project matters and cyber-security solutions.

Average FTE – Consulting increased 3.5% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to new hires within targeted growth areas and Average FTE – Technology, Data & Process decreased 5.2% over the same period due to aligning resources with demand for legal technology solutions. Average bill rate decreased 2.2% to $363 for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to changes in project mix. Utilization remained at 73% for the same periods.

For the year ended December 31, 2017 compared to the year ended December 31, 2016, segment operating profit and segment operating profit margin decreased $11.1 million and 2.4 percentage points, respectively, primarily due to lower RBR and higher severance expense. Severance expense for the years ended December 31, 2017 and 2016 was $3.2 million and $1.7 million, respectively.

Year ended December 31, 2016 compared to the year ended December 31, 2015

RBR for this segment increased 0.6% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The year-over-year increase in RBR was mainly due to strong demand for our global expertise in complex industrial, infrastructure and commercial project matters and an increase in event-based fees associated with mass tort claims work offset by a decline in demand due to the ongoing competitive environment for legal technology solutions.  In addition, the segment experienced declines as a result of large engagements that ended during the year ended December 31, 2016.

Average FTE — Consulting was relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015 as personnel reductions taken during the year ended December 31, 2015 were offset by new hires within certain strategic growth areas during the year ended December 31, 2016.  Average FTE — Technology, Data & Process decreased 8.6% over the same periods due to the reasons discussed above.  Average bill rate was relatively flat at $371 for the year ended December 31, 2016, compared to the year ended December 31, 2015. Utilization decreased 2.7% for the same periods due to a shift in project mix driven by the change in demand discussed above.

For the year ended December 31, 2016 compared to the year ended December 31, 2015, segment operating profit and segment operating profit margin increased $6.2 million and 1.8 percentage points, respectively, mainly due to higher event-based fees associated with mass tort claims work for which certain costs of services were incurred in prior periods and lower compensation and benefits expenses as a result of cost management actions taken during the year ended December 31, 2015.  For the years ended December 31, 2016 and 2015, severance expense was $1.7 million and $4.4 million, respectively.

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly financial information. The unaudited quarterly financial information was prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report. The data includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with our consolidated financial statements and related notes thereto. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter. During the fourth quarter 2017, we recognized a $29.7 million net tax benefit as a result of Tax Reform, which was signed into law December 22, 2017. Further information on the tax impacts of Tax Reform is presented in Note 15 – Income Taxes to the notes to our consolidated financial statements.

The amounts in the following table are in thousands, except for per share data:

	Dec. 31,	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Revenues before reimbursements	$230,685	$237,505	$235,238	$236,211	$239,671	$237,115	$238,485	$223,475
Reimbursements	24,683	24,771	21,608	21,626	26,430	24,294	23,198	21,812
Total revenues	255,368	262,276	256,846	257,837	266,101	261,409	261,683	245,287
Cost of services before reimbursable expenses	159,216	161,597	168,721	165,052	163,968	156,061	157,966	153,940
Reimbursable expenses	24,683	24,771	21,608	21,626	26,430	24,294	23,198	21,812
Total cost of services	183,899	186,368	190,329	186,678	190,398	180,355	181,164	175,752
General and administrative expenses	39,532	44,180	41,726	41,484	42,490	42,126	44,507	39,831
Depreciation expense	6,785	6,742	7,826	7,473	7,197	7,008	7,015	6,522
Amortization expense	2,247	2,175	2,219	2,319	2,790	2,905	2,891	2,921
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	-	1,014	-	1,199	-	480	850	-
Office consolidation, net	280	-	-	(38)	368	-	174	-
Deferred debt issuance costs write off	-	-	-	145	-	-	-	-
Other costs	-	1,620	-	-	-	-	-	-
Operating income	22,625	20,177	14,746	18,577	22,858	28,535	25,082	20,261
Interest expense	1,254	1,367	1,280	1,069	1,236	1,310	1,429	1,260
Interest income	(109)	(124)	(81)	(31)	(31)	(35)	(36)	(39)
Other (income) expense, net	430	104	602	(217)	(635)	(350)	(444)	(340)
Income before income tax expense	21,050	18,830	12,945	17,756	22,288	27,610	24,133	19,380
Income tax (benefit) expense	(22,070)	6,891	4,148	6,660	8,784	10,435	9,356	6,738
Net income	$43,120	$11,939	$8,797	$11,096	$13,504	$17,175	$14,777	$12,642

Basic net income per share	$0.94	$0.26	$0.19	$0.24	$0.29	$0.36	$0.31	$0.27
Shares used in computing basic per share data	45,708	46,619	47,113	46,932	47,026	47,369	47,550	47,425

Diluted net income per share	$0.91	$0.25	$0.18	$0.23	$0.28	$0.35	$0.30	$0.26
Shares used in computing diluted per share data	47,223	48,017	48,696	48,969	48,618	48,763	48,841	49,031

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, timing of acquisitions, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, including the ability of clients to terminate engagements without penalty, attaining certain contractual outcomes, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by other operating costs (benefit). In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt.  Other (income) expense will fluctuate from quarter to quarter due to the impact of foreign currency translations for transactions recorded in non-functional currencies.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the years ended December 31,

	2017	2016	2015
Net cash provided by operating activities	$104,235	$110,027	$83,079
Net cash used in investing activities	$(44,462)	$(51,526)	$(117,412)
Net cash (used in) provided by financing activities	$(60,398)	$(58,798)	$40,811

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

We calculate accounts receivable DSO by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 85 days at December 31, 2017, compared to 81 days at December 31, 2016.  The increase in DSO reflects the impact of lower daily revenues for the three months ended December 31, 2017 without a similar decrease in accounts receivable.    DSO was 76 days at December 31, 2015, and increased to 81 days at December 31, 2016, mainly due to slower collections for select client engagements and milestone billing arrangements.

Operating Activities

Net cash provided by operating activities was $104.2 million for the year ended December 31, 2017 compared to $110.0 million and $83.1 million in 2016 and 2015, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to lower operating income partially offset by lower investment in working capital. The increase in cash provided by operating activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to overall company growth and other changes in operating assets and liabilities including lower sign-on bonuses granted and higher incentive-based compensation accruals during the year ended December 31, 2016, partially offset by higher accounts receivable balances for the year ended December 31, 2016.  As noted above, DSO at December 31, 2016 was higher than at December 31, 2015.

Investing Activities

Net cash used in investing activities was $44.5 million for the year ended December 31, 2017 compared to $51.5 million and $117.4 million for the years ended December 31, 2016 and 2015.  The decrease in cash used in investing activities for the year ended December 31, 2017 compared to December 31, 2016 was primarily due to lower acquisition related payments for the year ended December 31, 2017 (see Note 3 — Acquisitions to the notes to our consolidated financial statements), partially offset by an increase in capital expenditures related to the build-out of our new corporate headquarters in Chicago during the year ended December 31, and technology spending.  Cash used in investing activities decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to lower acquisition related costs and lower capital expenditures primarily relating to leasehold improvements associated with the consolidation of our offices located in New York City during the year ended December 31, 2015.

Financing Activities

Net cash used in financing activities was $60.4 million and $58.8 million for the years ended December 31, 2017 and 2016, respectively, compared to net cash provided by financing activities of $40.8 million for the year ended December 31, 2015. The cash used in financing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 increased mainly due to a higher volume of share repurchases and higher contingent acquisition liability payments, partially offset by lower repayment of debt during 2017.  Cash used in financing activities compared to cash provided by financing activities for the years ended December 31, 2016 and 2015, respectively, was mainly due to higher debt borrowings made in 2015 to finance the McKinnis acquisition (see Note 3 – Acquisitions to the notes to our consolidated financial statements).

During the year ended December 31, 2017, we purchased 2,322,415 shares of our common stock in the open market for $43.0 million compared to 1,436,147 shares of our common stock in the open market for $25.1 million and 1,589,072 shares for $24.0 million during the years ended December 31, 2016 and 2015, respectively.

Debt, Commitments and Capital

For further information regarding our debt, see Note 12 – Bank Debt to the notes to our consolidated financial statements.

At December 31, 2017, we had total contractual obligations of $291.2 million. The following table shows the components of our significant commitments at December 31, 2017 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2018	2019 to 2020	2021 to 2022	Thereafter
Deferred acquisition liabilities (a)	$5,870	$3,930	$1,940	$-	$-
Revolving credit facility (b) (c)	132,944	-	-	-	132,944
Lease commitments	152,347	27,537	48,579	31,243	44,988
Total contractual obligations	$291,161	$31,467	$50,519	$31,243	$177,932

a)

At December 31, 2017, we had $5.9 million in liabilities relating to deferred acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of certain of the liabilities is contingent upon acquired businesses meeting performance targets. Assuming each of these acquisitions reaches their maximum target, our maximum deferred contingent acquisition liability would have been $6.9 million at December 31, 2017.

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

c)

At December 31, 2017, we had $3.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings.  The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Since the inception of our share repurchase program in the fourth quarter of 2011 through December 31, 2017, we repurchased an aggregate of 10,896,375 shares of our common stock for approximately $169.1 million under our share repurchase program.  At December 31, 2017, we had approximately $63.6 million remaining for share repurchases under the remaining board authorization. On April 19, 2017, our board of directors authorized an increase in our share repurchase authorization to $100.0 million for the 32-month period ending December 31, 2019, effective May 1, 2017. See Part II, Item 5 of this report for additional information on the share repurchases.

As further discussed in Note 15 – Income Taxes to the notes to our consolidated financial statements, on December 22, 2017, Tax Reform became law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.  Tax Reform may impact future cash flows as a result of the change in corporate tax rate and the impact it may have on cash paid taxes.

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

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of arrangements: time and material, fixed-fee, units of production and event or performance-based.

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

We also have certain arrangements in which the fees are dependent on the completion of contractually defined outcomes. In many cases, this fee is earned in addition to an hourly or fixed-fee, but is not recognized until certain contractual milestones or outcomes are met. Contractually defined outcomes may be event-based (for example the completion of a deal for our client) or performance-based (for example based on obtaining a key performance indicator). Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standards Codification 350 (“ASC 350”), is an operating segment of a business or one level below if discrete financial information is available and regularly reviewed by segment management. At December 31, 2017, we had four operating segments which are also considered to be our reporting units, as follows:  Healthcare, Energy, Financial Services Advisory and Compliance, and Disputes, Forensics and Legal Technology.

Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU Topic 350”) requires an entity to perform an annual assessment to determine whether goodwill is impaired. We performed a quantitative impairment test that compares the fair value of the reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (“income approach”) and a comparable company analysis (“market approach”).

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

If the carrying value exceeds the fair value, an impairment charge is recorded to reduce the carrying value to the implied fair value.

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

On December 22, 2017, the President of the United States signed into law Tax Reform. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. We recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we made, additional regulatory guidance that may be issued, and actions we may take as a result of Tax Reform. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in 2018.  (See Note 15 – Income Taxes to the notes to our consolidated financial statements.)

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the notes to our consolidated financial statements for further information on our accounting policies and recent accounting pronouncements.

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

At December 31, 2017, our interest rate derivatives effectively fixed our LIBOR base rate on $37.5 million of our debt. Based on borrowings under our credit facility at December 31, 2017 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $95.4 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.2 million change in annual interest expense.

At December 31, 2017, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2017, we had net assets of approximately $32.7 million with a functional currency of the U.K. Pound Sterling and $12.6 million with a functional currency of the Canadian Dollar and $8.8 million with a functional currency of the Euro related to our non-U.S. operations. At December 31, 2017, we had net liabilities denominated in non-functional currencies of approximately $8.9 million.  As such, a ten percent change in the value of the local currencies would have resulted in a $0.9 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements are in this report as pages F-3 through F-32 An index to such information appears on page F-1.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2017 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework (2013). In the course of its evaluation, management concluded that we maintained effective control over financial reporting at December 31, 2017.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Navigant Consulting, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Navigant Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule as listed in the accompanying index (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed)    KPMG LLP

Chicago, Illinois

February 23, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders (“2018 Proxy Statement”) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be included under the headings “Stock Ownership of Directors, Executive Officers and Principal Holders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2018 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement is incorporated herein by reference.

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

3.3	Amended and Restated By-Laws of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2017).

10.1†	Navigant Consulting, Inc. 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Notice and Proxy Statement filed with the SEC on March 28, 2007).

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

10.4†	Navigant Consulting, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the SEC on April 10, 2017).

10.5†	Navigant Consulting, Inc. Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 20, 2015).

10.6†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).
10.7†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the SEC on April 10, 2017).

10.8†

Form of Non-Qualified Stock Option Award Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.9†

Form of Non-Employee Director Stock Option Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.10†

Form of Executive Officer Stock Option Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

Exhibit No.	Description

10.11†

Form of Non-Employee Director Restricted Stock Unit Award Agreement (Settlement Upon Vesting) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.12†

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

10.14†

Form of Executive Officer Stock Option Award Agreement (2012 Long-Term Incentive Plan – Retirement Vesting) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.15†

Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.16†

Form of Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan – revised March 2016) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.17†

Form of Performance-Based Restricted Stock Unit Award Agreement (2012 Long-Term Incentive Plan – revised March 2016) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.18†

Form of Stock Option Award Agreement (2012 Long-Term Incentive Plan – revised March 2016) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.19†	Form of Restricted Stock Unit Award Agreement (Mr. Lieberman Initial Grant) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2016).

10.20†	Navigant Consulting, Inc. Directors’ Deferred Fees Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 15, 2007).

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

10.23†

Amended and Restated Employment Agreement, effective as of October 1, 2013, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 4, 2013).

10.24†

Letter Agreement, effective as of March 30, 2017, between Navigant Consulting, Inc. and Monica M. Weed (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017.

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

10.28†

Letter Agreement, effective as of March 30, 2017, between Navigant Consulting, Inc. and Lee A. Spirer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26. 2017).

10.29

Credit Agreement, dated as of March 28, 2017, among Navigant Consulting, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2017.)

21.1	Subsidiaries of Navigant Consulting, Inc.

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer

Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JULIE M. HOWARD Julie M. Howard	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018

/s/ STEPHEN R. LIEBERMAN Stephen R. Lieberman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2018

/s/ SCOTT S. HARPER Scott S. Harper	Vice President and Controller (Principal Accounting Officer)	February 23, 2018

/s/ KEVIN M. BLAKELY Kevin M. Blakely	Director	February 23, 2018

/s/ CYNTHIA A. GLASSMAN Hon. Cynthia A. Glassman	Director	February 23, 2018

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 23, 2018

/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 23, 2018

/s/ JAMES R. THOMPSON Governor James R. Thompson	Director	February 23, 2018

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 23, 2018

/s/ KATHLEEN E. WALSH Kathleen E. Walsh	Director	February 23, 2018

/s/ RANDY H. ZWIRN Randy H. Zwirn	Director	February 23, 2018

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Navigant Consulting, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule as listed in the accompanying index (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed)    KPMG LLP

We have served as the Company’s auditor since 1996.

Chicago, Illinois

February 23, 2018

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,449	$8,291
Accounts receivable, net	267,841	261,755
Prepaid expenses and other current assets	32,921	29,762
Total current assets	309,211	299,808
Non-current assets:
Property and equipment, net	89,169	82,953
Intangible assets, net	21,053	28,727
Goodwill	637,287	625,027
Other assets	23,544	18,282
Total assets	$1,080,264	$1,054,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,398	$11,871
Accrued liabilities	13,895	16,144
Accrued compensation-related costs	96,773	106,779
Income tax payable	4,720	1,564
Other current liabilities	38,895	38,616
Total current liabilities	166,681	174,974
Non-current liabilities:
Deferred income tax liabilities	61,131	77,737
Other non-current liabilities	32,174	32,579
Bank debt non-current	132,944	135,030
Total non-current liabilities	226,249	245,346
Total liabilities	392,930	420,320
Stockholders' equity:
Common stock, $0.001 par value per share; 150,000 shares authorized; 58,047 and 57,325 shares issued as of December 31, 2017 and 2016, respectively	58	57
Additional paid-in capital	659,825	644,519
Treasury stock, 12,661 and 10,339 shares as of December 31, 2017 and 2016, respectively	(224,366)	(181,361)
Retained earnings	270,995	196,468
Accumulated other comprehensive loss	(19,178)	(25,206)
Total stockholders' equity	687,334	634,477
Total liabilities and stockholders' equity	$1,080,264	$1,054,797

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended
	December 31,
	2017	2016	2015
Revenues before reimbursements	$939,639	$938,746	$833,808
Reimbursements	92,688	95,734	85,678
Total revenues	1,032,327	1,034,480	919,486
Cost of services before reimbursable expenses	654,586	631,935	571,894
Reimbursable expenses	92,688	95,734	85,678
Total cost of services	747,274	727,669	657,572
General and administrative expenses	166,922	168,954	147,462
Depreciation expense	28,826	27,742	23,612
Amortization expense	8,960	11,507	8,613
Other operating costs (benefit):
Contingent acquisition liability adjustments, net	2,213	1,330	(13,047)
Office consolidation, net	242	542	2,766
Loss on disposition of assets	-	-	283
Deferred debt issuance costs write off	145	-	-
Other impairment	-	-	98
Other costs	1,620	-	-
Operating income	76,125	96,736	92,127
Interest expense	4,970	5,235	4,916
Interest income	(345)	(141)	(250)
Other (income) expense, net	919	(1,769)	(692)
Income before income tax expense	70,581	93,411	88,153
Income tax (benefit) expense	(4,371)	35,313	27,808
Net income	$74,952	$58,098	$60,345
Basic net income per share	$1.61	$1.23	$1.26
Shares used in computing basic per share data	46,593	47,343	47,906
Diluted net income per share	$1.55	$1.19	$1.23
Shares used in computing diluted per share data	48,226	48,813	49,224
Net income	$74,952	$58,098	$60,345
Other comprehensive income (loss), net of tax
Unrealized net gain (loss), foreign currency translation	5,858	(8,720)	(4,473)
Unrealized net gain (loss) on interest rate derivatives	100	(72)	(317)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	70	146	314
Other comprehensive gain (loss), net of tax	6,028	(8,646)	(4,476)
Total comprehensive income, net of tax	$80,980	$49,452	$55,869

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock-holders' Equity
Balance at December 31, 2014	63,708	(15,491)	$64	$611,882	$(275,608)	$(12,084)	$218,337	$542,591
Comprehensive income (loss)	-	-	-	-	-	(4,476)	60,345	55,869
Issuances of common stock related to business combinations	-	177	-	-	3,000	-	-	3,000
Issuances of common stock	488	-	-	5,974	-	-	-	5,974
Tax benefits on stock options exercised and restricted stock units vested	-	-	-	311	-	-	-	311
Vesting of restricted stock and restricted stock units, net of forfeitures and tax withholdings	269	-	-	(1,811)	5	-	-	(1,806)
Share-based compensation expense	-	-	-	10,328	-	-	-	10,328
Additional paid-in capital recorded through compensation expense	-	-	-	1,292	-	-	-	1,292
Repurchases of common stock	-	(1,589)	-	-	(24,021)	-	-	(24,021)
Balance at December 31, 2015	64,465	(16,903)	$64	$627,976	$(296,624)	$(16,560)	$278,682	$593,538
Comprehensive income (loss)	-	-	-	-	-	(8,646)	58,098	49,452
Issuances of common stock	290	-	-	4,299	-	-	-	4,299
Tax benefits on stock options exercised and restricted stock units vested	-	-	-	1,218	-	-	-	1,218
Vesting of restricted stock units, net of forfeitures and tax withholdings	570	-	1	(3,983)	-	-	-	(3,982)
Share-based compensation expense	-	-	-	13,071	-	-	-	13,071
Additional paid-in capital recorded through compensation expense	-	-	-	1,938	-	-	-	1,938
Repurchases of common stock	-	(1,436)	-	-	(25,057)	-	-	(25,057)
Treasury stock retirement	(8,000)	8,000	(8)	-	140,320	-	(140,312)	-
Balance at December 31, 2016	57,325	(10,339)	$57	$644,519	$(181,361)	$(25,206)	$196,468	$634,477
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 2)	-	-	-	719	-	-	(425)	294
Comprehensive income	-	-	-	-	-	6,028	74,952	80,980
Issuances of common stock	254	-	1	3,918	-	-	-	3,919
Vesting of restricted stock units, net of forfeitures and tax withholdings	468	-	-	(4,915)	-	-	-	(4,915)
Share-based compensation expense	-	-	-	13,037	-	-	-	13,037
Additional paid-in capital recorded through compensation expense	-	-	-	2,547	-	-	-	2,547
Repurchases of common stock	-	(2,322)	-	-	(43,005)	-	-	(43,005)
Balance at December 31, 2017	58,047	(12,661)	$58	$659,825	$(224,366)	$(19,178)	$270,995	$687,334

See accompanying notes to consolidated financial statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$74,952	$58,098	$60,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	28,826	27,742	23,612
Amortization expense	8,960	11,507	8,613
Share-based compensation expense	13,037	13,071	10,328
Deferred income taxes	(16,463)	(2,154)	13,807
Allowance for doubtful accounts receivable	7,755	8,815	2,578
Contingent acquisition liability adjustments, net	2,213	1,330	(13,047)
Other, net	3,113	(159)	2,598
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(11,773)	(49,972)	(27,875)
Prepaid expenses and other assets	(6,712)	4,189	(5,575)
Accounts payable	1,058	1,630	(2,271)
Accrued liabilities	1,158	874	476
Accrued compensation-related costs	(10,589)	14,447	6,875
Income taxes payable	3,248	5,773	(4,081)
Other liabilities	5,452	14,836	6,696
Net cash provided by operating activities	104,235	110,027	83,079
Cash flows from investing activities:
Purchases of property and equipment	(38,650)	(28,665)	(39,094)
Acquisitions of businesses, net of cash acquired	(5,000)	(15,426)	(64,037)
Other acquisition payments	-	(5,500)	-
Payments of acquisition liabilities	-	(1,165)	(13,546)
Other, net	(812)	(770)	(735)
Net cash used in investing activities	(44,462)	(51,526)	(117,412)
Cash flows from financing activities:
Issuances of common stock	3,919	4,299	5,974
Repurchases of common stock	(43,005)	(25,057)	(24,021)
Payments of contingent acquisition liabilities	(10,330)	(828)	(4,592)
Repayments to banks	(457,200)	(410,197)	(332,455)
Borrowings from banks	452,524	375,708	397,320
Payments of debt issuance costs	(1,297)	-	-
Other, net	(5,009)	(2,723)	(1,415)
Net cash (used in) provided by financing activities	(60,398)	(58,798)	40,811
Effect of exchange rate changes on cash and cash equivalents	783	(307)	(231)
Net increase (decrease) in cash and cash equivalents	158	(604)	6,247
Cash and cash equivalents at beginning of the period	8,291	8,895	2,648
Cash and cash equivalents at end of the period	$8,449	$8,291	$8,895

Supplemental Consolidated Cash Flow Information

	For the year ended
	December 31,
	2017	2016	2015
Interest paid	$4,237	$3,692	$3,183
Income taxes paid, net of refunds	$15,553	$22,752	$16,733
Impact of Tax Cuts and Jobs Act on deferred income tax balances	$29,900	$-	$-

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“Navigant,” “we,” “us,” or “our”) (NYSE: NCI) is a specialized, global professional services firm that helps clients take control of their future. Navigant’s professionals apply deep industry knowledge, substantive technical expertise, and an enterprising approach to help clients build, manage, and/or protect their business interests. With a focus on markets and clients facing transformational change and significant regulatory or legal pressures, Navigant primarily serves clients in the healthcare, energy, and financial services industries. Across a range of advisory, consulting, outsourcing, and technology/analytics services, we believe our practitioners bring sharp insight that pinpoints opportunities and delivers powerful results.

We do not believe that any material subsequent events occurred during this period that requires disclosure in the notes to the consolidated financial statements.

We are headquartered in Chicago, Illinois and have offices in various cities within the U.S., as well as offices in countries in Europe, the Middle East, and Asia. Our non-U.S. subsidiaries, in the aggregate, represented approximately 10%, 9% and 9% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2017 and 2016 based upon the short-term nature of the assets and liabilities. In addition, the fair value of our bank debt considers counterparty and our own credit risk and as of December 31, 2017, approximated carrying value as it bears interest at variable rates. As noted below, we maintain interest rate derivatives which are recorded at fair value (see Note 16 — Fair Value).

Accounts Receivable Realization

We maintain allowances for doubtful accounts for estimated losses resulting from our clients’ inability to make required cash payments of amounts due to us or for disputes that affect our ability to fully collect our billed accounts receivable or for potential fee reductions negotiated by clients. Our estimation is based on historical collection and our review and assessment of our clients’ likelihood to make required cash payments of amounts due to us.  Estimated losses may vary from actual results.  If our clients’ financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If the billed amounts become uncollectable or collectability is doubtful, an allowance is recorded to general and administrative expense. If the collectability of unbilled amounts is not assured or certain pricing adjustments are made, an allowance is recorded as a reduction to revenue.

Property and Equipment, Net

We record property and equipment at cost. We compute depreciation using the straight-line method based on the estimated useful lives of the assets, ranging from three to seven years for software, furniture, fixtures and equipment. We compute amortization of leasehold improvements over the shorter of the remaining lease term or the estimated useful life of the asset. The lease term of our leaseholds expire at various dates through 2028. During the years ended December 31, 2017, 2016 and 2015, we capitalized compensation costs related to internally developed software for internal use of $1.6 million, $1.4 million and $1.5 million, respectively. We capitalize internally developed software costs during the development stage.

Client-Facing Software

Prepaid expenses and other assets also include investments in capitalized client-facing software which is utilized to deliver services to or licensed to our clients.  These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.  During the years ended December 31, 2017, 2016 and 2015, we capitalized compensation costs related to internally developed client-facing software of $0.1 million, $0.1 million, and nil, respectively.  We capitalize internally developed software costs during the development stage.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by ASC Topic 350, is an operating segment of a business or one level below an operating segment if discrete financial information is available and regularly reviewed by segment management. At December 31, 2017, we had four operating segments which were also considered to be our reporting units, as follows: Healthcare; Energy; Financial Services Advisory and Compliance; and Disputes, Forensics and Legal Technology.

ASC Topic 350 requires an entity to perform an annual assessment to determine whether goodwill is impaired. We performed a quantitative impairment test compares the fair value of the reporting unit to its carrying value. The fair value is determined using a discounted cash flow analysis (income approach) and a comparable company analysis (market approach).

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

If the carrying value exceeds the fair value, an impairment charge is recorded to reduce the carrying value to the implied fair value.

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

Revenue Recognition

We recognize revenues when evidence of an arrangement exists, the price of work is fixed or determinable, work is performed and collectability is reasonably assured. We generate the majority of our revenues from providing services under the following types of arrangements: time and material, fixed-fee, units of production and event or performance-based.

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

We also have certain arrangements in which the fees are dependent on the completion of contractually defined outcomes. In many cases, this fee is earned in addition to an hourly or fixed-fee, but is not recognized until certain contractual milestones or outcomes are met. Contractually defined outcomes may be event-based (for example the completion of a deal for our client) or performance-based (for example based on obtaining a key performance indicator). Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized.

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

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated tax obligations. We are subject to income taxes in the U.S. and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform”). Further information on the tax impacts of Tax Reform is included in Note 15 – Income Taxes to the notes to our consolidated financial statements.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during any of the years ended December 31, 2017, 2016 or 2015.

Treasury Stock

We account for treasury stock transactions at cost and for the reissuance of treasury stock using the average cost method.

Foreign Currency Transactions

Assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. Dollar (“USD”) are translated into USD using the exchange rates in effect at period end. Revenue and expense items are translated using the average exchange rates for the period. These currency translation adjustments are reflected within stockholders’ equity as a component of accumulated other comprehensive loss.

Our foreign subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency.  These balance sheet items are subject to re-measurement, the impact of which is recorded in other income, net in the consolidated statements of comprehensive income (loss).  We recognized $1.4 million loss in the year ended December 31, 2017 and $1.7 million and $0.1 million gains for the years ended December 31, 2016, and 2015, respectively.

Interest Rate Derivatives

We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive loss. Such instruments are recorded at fair value at each reporting date on a recurring basis. Changes in fair value as calculated are recorded in other comprehensive income (loss) (see Note 11 — Derivatives and Hedging Activity) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of comprehensive income (loss). The differentials to be received or paid under the instruments are recognized in earnings over the life of the contract as adjustments to interest expense. During the years ended December 31, 2017, 2016 and 2015, we recorded no gain or loss due to ineffectiveness and recorded $0.1 million, $0.2 million and $0.5 million, respectively, in interest expense associated with differentials paid under the instrument. Based on the net fair value of our interest rate swaps at December 31, 2017, we expect no material expense related to these instruments for the year ending December 31, 2018.

All of our derivative instruments are transacted under International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events, and it is our policy to net all derivative assets and liabilities on the consolidated balance sheets. As of December 31, 2017 and 2016, all of our derivative instruments were held with counterparties that are lenders under our credit agreement.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Deferred contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. For the years ended December 31, 2017 and 2016, we recorded costs of $2.2 million and $1.3 million, respectively, and during the year ended December 31, 2015, we recorded a benefit of $13.0 million, in other operating costs (benefit) for these fair value adjustments.  The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on Level 3 observable inputs. Further information regarding our contingent acquisition liability balances can be found in Note 16 — Fair Value.

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

Recently Adopted Accounting Pronouncements

On January 1, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As required by the standard, excess tax benefits and deficiencies recognized on share-based compensation expense are recorded in the consolidated statement of comprehensive income as a component of income tax expense. Previously, these amounts were recorded as a component of additional paid-in capital on the consolidated balance sheet. We elected to apply the change in presentation to the consolidated statement of cash flows prospectively to classify excess tax benefits as an operating activity rather than a financing activity. Upon adoption, we determined that we did not have previously unrecognized excess tax benefits to be recognized on a modified retrospective transition method as an adjustment to retained earnings. We will continue to classify cash paid related to shares withheld to satisfy tax-withholding requirements as a financing activity, as required by the standard. We made a policy election to account for forfeitures as they occur, rather than estimating the expected forfeitures over the course of the vesting period. The cumulative-effect adjustment to retained earnings as of the date of adoption was $0.4 million, with a reduction in the related deferred tax liability of $0.3 million. ASU 2016-09 also requires that excess tax benefits and deficiencies be prospectively excluded from assumed future proceeds in the calculation of diluted weighted average shares when calculating diluted earnings per share utilizing the treasury stock method. We applied this change prospectively, and it did not have a material impact on our consolidated financial statements.

During the first quarter of 2017, we early adopted the FASB ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the goodwill impairment test by eliminating step 2, which is the step requiring companies to perform a hypothetical purchase price allocation to measure goodwill. Instead, under the new standard, impairment will be measured using the difference between the fair value of a reporting unit with its carrying amount. Any impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, taking into consideration income tax effects from any deductible goodwill on the carrying amount of the reporting unit. This standard was applied prospectively. The adoption did not have a material effect on our consolidated financial statements or related disclosures.

During the third quarter of 2017, we early adopted the FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities and applied the standard prospectively. This update eliminates the requirement to separately measure and report hedge ineffectiveness and requires that all items that affect earnings be presented in the same income statement line as the hedged item. The update also provides alternatives for applying hedge accounting to additional hedging strategies and measuring the hedged item in fair value hedges of interest rate risk. The updated presentation and disclosure guidance were applied prospectively. The adoption did not have a material impact on our consolidated financial statements or related disclosures.

On January 1, 2016, we adopted the FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update includes amendments that change the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, which clarified the guidance in ASU 2015-03 that for a line-of-credit (revolving credit) arrangement the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term.  We adopted this standard as of January 1, 2016; however, since our credit facility is a revolving credit arrangement we will continue to present our current net debt issuance cost balance in other assets.  Our net debt issuance cost as of December 31, 2017 was $1.6 million.

On January 1, 2016, we adopted the FASB ASU 2015-16, Business Combinations (Topic 805).  This update requires the acquirer in a business combination to recognize to the income statement adjustments to provisional amounts that are identified during the measurement period in the reporting period in which adjustment amounts are determined.  The adjustments are calculated as if the accounting had been completed at the acquisition date.  Prior to this update, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts.  This standard was adopted by us on January 1, 2016, and will be applied, as needed, to acquisitions after this date.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle-based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective January 1, 2018 and we have selected to adopt the new standard using the cumulative catch-up transition method. We are close to completion on our assessment and are in the process of quantifying its impact on our consolidated financial statements. We believe that the most significant impact from our adoption of this guidance will be to certain contracts that include event-based variable consideration.  Currently we recognize event-based variable fees based when contractual milestones or obligations have been met. However, Topic 606 will require us to estimate and recognize the revenue from event-based variable fees over the period of performance to the extent that it is probable that a significant reversal will not occur.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will require a modified retrospective approach for leases existing at or entered into after the beginning of the earliest comparative period presented. We are currently evaluating the potential impact of our adoption of this guidance on our consolidated financial statements. We currently believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our consolidated balance sheets for real estate operating leases.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of the impact of our adoption of this standard and have determined that the manner in which we classify our contingent acquisition liability payments in the consolidated statement of cash flows will change. Based on our initial evaluation, adoption of this standard may require an immaterial reclassification of a portion of the payments previously reported as financing activities for comparative periods in the statement of cash flows within our consolidated financial statements issued for periods beginning on or after January 1, 2018. Under this guidance, portions of these payments will be reclassified from financing activities to operating activities. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements, but our preliminary assessments of the impact of this guidance are subject to change.

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

2016 Acquisitions

During the year ended December 31, 2016, we acquired three businesses, including Ecofys Investments B.V. (“Ecofys”) for an aggregate purchase price of $19.1 million, of which $17.6 million was paid in cash at closing. Ecofys was integrated into our Energy segment, and the other two acquired businesses were integrated into our Healthcare segment. None of these acquisitions were material to our consolidated financial position.

2015 Acquisitions

On December 31, 2015, we acquired McKinnis Consulting Services, LLC (“McKinnis”) to further expand our healthcare business. McKinnis specialized in providing revenue cycle assessment, strategy and optimization assistance for healthcare providers. The acquisition included approximately 70 professionals and was integrated into our Healthcare segment.  We paid $45.7 million at closing, including $42.7 million in cash (net of cash acquired) and $3.0 million (or 176,758 shares) in our common stock. The purchase agreement also provides for a deferred contingent acquisition payment to the selling members of McKinnis in an amount up to $10.0 million based on the business achieving certain performance targets over the one-year period ending December 31, 2016. We estimated deferred contingent consideration fair value on the closing date to be $8.3 million which was recorded in other non-current liabilities at net present value using a risk-adjusted discount rate.  Based on a review of the business operating performance, the fair value of the deferred contingent acquisition liability was recorded at its maximum performance target of $10.0 million for the year ended December 31, 2016 and was settled during the second quarter of 2017.  A working capital adjustment, including a $5.5 million payment to the selling members for undistributed cash held in the business as of the closing, was settled during the year ended December 31, 2016. As part of our purchase price allocation, we recorded $13.0 million in identifiable intangible assets, $45.5 million in goodwill and other net assets of $1.0 million.

On February 23, 2015, we acquired RevenueMed, Inc. (“RevenueMed”) to expand the business process management service capabilities within our Healthcare segment. RevenueMed specialized in providing coding, revenue cycle management, and business process management services to healthcare providers. This acquisition included approximately 1,500 professionals primarily located in India and was integrated into the Technology, Data & Process business within our Healthcare segment. We paid $21.3 million in cash (net of cash acquired) at closing. The purchase agreement also provided for a deferred contingent acquisition payment to the selling stockholders of RevenueMed in an amount up to $4.0 million based on the business achieving certain performance targets over the six-month period beginning January 1, 2015 and ending June 30, 2015, which was settled on October 1, 2015 for $4.0 million cash. We estimated deferred contingent consideration fair value on the closing date to be $3.8 million which was recorded in other current liabilities at net present value using a risk-adjusted discount rate. As part of our purchase price allocation, we recorded $7.3 million in identifiable intangible assets, $14.4 million in goodwill, $1.4 million of internally developed software and other net assets of $2.6 million. Other net assets included a liability for uncertain tax positions of $1.3 million, and based on the indemnification terms of the purchase agreement, which entitles us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded in prepaid expenses and other current assets.

See Note 16 — Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

Unaudited Pro Forma Information

The following supplemental pro forma financial information was prepared as if the 2016 acquisitions noted above had occurred as of January 1, 2016. The following table was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future (in thousands, except per share data).

	For the year ended
	December 31,
	2017	2016
Total revenues	$1,032,327	$1,056,958
Net income	$74,952	$57,243
Basic net income per basic share	$1.61	$1.21
Shares used in computing net income per basic share	46,593	47,343
Diluted net income per diluted share	$1.55	$1.17
Shares used in computing net income per diluted share	48,226	48,813

4.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following four reportable segments:

•

The Healthcare segment provides consulting services and business process management services.  Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, the implementation of a new electronic health records system and product planning and commercialization expertise.

•

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

•

The Financial Services Advisory and Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support, tax compliance and valuation services to clients in a broad variety of industries.

•

The Disputes, Forensics and Legal Technology segment’s professional services include accounting, regulatory, construction, and computer forensic expertise, as well as valuation and economic analysis.  In addition to these capabilities, our professionals use technological tools to perform eDiscovery services and to deliver custom technology, data analytic and cyber-security solutions. The clients of this segment principally include companies along with their in-house counsel and law firms, as well as accounting firms, corporate boards and government agencies.

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

The information presented does not necessarily reflect the results of segment operations that would have occurred had the reporting segments been stand-alone businesses.

Information on the segment operations has been summarized as follows (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Revenues before reimbursements:
Healthcare	$370,266	$354,268	$288,798
Energy	124,492	115,940	106,023
Financial Services Advisory and Compliance	140,336	152,166	124,359
Disputes, Forensics and Legal Technology	304,545	316,372	314,628
Total revenues before reimbursements	$939,639	$938,746	$833,808

Total revenues:
Healthcare	$404,120	$389,233	$313,884
Energy	146,425	133,612	124,491
Financial Services Advisory and Compliance	159,410	173,391	142,959
Disputes, Forensics and Legal Technology	322,372	338,244	338,152
Total revenues	$1,032,327	$1,034,480	$919,486

Segment operating profit:
Healthcare	$111,188	$115,163	$90,869
Energy	33,783	32,637	31,380
Financial Services Advisory and Compliance	53,772	63,464	49,130
Disputes, Forensics and Legal Technology	97,564	108,685	102,449
Total segment operating profit	296,307	319,949	273,828

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	166,922	168,954	147,462
Depreciation expense	28,826	27,742	23,612
Amortization expense	8,960	11,507	8,613
Other operating costs (benefit), net	4,220	1,872	(9,900)
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	11,254	13,138	11,914
Operating income	76,125	96,736	92,127
Interest and other expense, net	5,544	3,325	3,974
Income before income tax expense	$70,581	$93,411	$88,153

Total assets allocated by segment include accounts receivable, net, certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated.  Allocated assets by segment were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Healthcare	$399,268	$391,859
Energy	115,478	120,311
Financial Services Advisory and Compliance	95,534	98,846
Disputes, Forensics and Legal Technology	343,248	330,239
Unallocated assets	126,736	113,542
Total assets	$1,080,264	$1,054,797

Geographic data

Total revenues and assets by geographic region were as follows (shown in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Total revenue:
United States	$931,649	$938,224	$833,527
United Kingdom	50,700	55,626	62,099
Other	49,978	40,630	23,860
Total	$1,032,327	$1,034,480	$919,486

	December 31,	December 31,
Total assets:	2017	2016
United States	$966,547	$952,572
United Kingdom	64,463	62,156
Other	49,254	40,069
Total	$1,080,264	$1,054,797

5.	GOODWILL AND INTANGIBLE ASSETS, NET

Changes made to our goodwill balances during the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics and Legal Technology	Total Company
Gross goodwill at December 31, 2016	$272,032	$77,924	$53,784	$348,757	$752,497
Acquisitions	5,837	-	-	-	5,837
Adjustments	9	1,231	(35)	(154)	1,051
Foreign currency translation	252	954	713	3,453	5,372
Gross goodwill at December 31, 2017	278,130	80,109	54,462	352,056	764,757
Accumulated goodwill impairment	-	-	-	(122,045)	(122,045)
Accumulated amortization	-	-	-	(5,425)	(5,425)
Net goodwill at December 31, 2017	$278,130	$80,109	$54,462	$224,586	$637,287

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics and Legal Technology	Total Company
Gross goodwill at December 31, 2015	$264,163	$76,566	$55,341	$354,604	$750,674
Acquisitions	8,057	2,122	-	-	10,179
Adjustments	(12)	-	(35)	(153)	(200)
Foreign currency translation	(176)	(764)	(1,522)	(5,694)	(8,156)
Gross goodwill at December 31, 2016	272,032	77,924	53,784	348,757	752,497
Accumulated goodwill impairment	-	-	-	(122,045)	(122,045)
Accumulated amortization	-	-	-	(5,425)	(5,425)
Net goodwill at December 31, 2016	$272,032	$77,924	$53,784	$221,287	$625,027

During the year ended December 31, 2017, we recorded an adjustment to goodwill of $1.2 million related to the Ecofys acquisition in connection with working capital adjustments made during the period.

We performed our annual goodwill impairment test as of May 31, 2017 (see Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements for further information on goodwill testing procedures).  The key assumptions included:  internal projections completed during our first quarter 2017 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth consistent with our longer-term historical performance, also considering our near-term investment plans and growth objectives; discount rates based on comparable discount rates for our peer group; revenue and EBITDA multiples comparable to multiples for our peer group; Navigant-specific risk considerations; control premium; and cost of capital based on our historical experience.

Based on our assumptions, at that time, the estimated fair value exceeded the net asset carrying value for each of our reporting units as of May 31, 2017.  Accordingly, there was no indication of impairment of our goodwill for any of our reporting units.  As of May 31, 2017, the estimated fair value of our Healthcare, Energy, Financial Services Advisory and Compliance, and Disputes, Forensics and Legal Technology reporting units exceeded the fair value of invested capital by 30%, 38%, 70%, and 21%, respectively.

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

Intangible assets consisted of (in thousands):

	December 31,	December 31,
	2017	2016
Intangible assets:
Customer lists and relationships	$109,624	$106,536
Non-compete agreements	24,217	23,407
Other	28,985	28,274
Intangible assets, at cost	162,826	158,217
Less: accumulated amortization	(141,773)	(129,490)
Intangible assets, net	$21,053	$28,727

Our intangible assets have estimated remaining useful lives ranging up to seven years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives.  At December 31, 2017, our intangible assets categories were as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.8	$17,787
Non-compete agreements, net	3.0	1,981
Other intangible assets, net	2.5	1,285
Total intangible assets, net	4.5	$21,053

Total amortization expense was $9.0 million, $11.5 million and $8.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The estimated annual aggregate amortization expense to be recorded in the next five years related to intangible assets at December 31, 2017 is as follows (in thousands):

Year Ending December 31,	Amount
2018	$6,771
2019	4,609
2020	3,542
2021	3,694
2022	676

6.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) were as follows:

	For the year ended December 31,
	2017	2016	2015
Basic shares	46,593	47,343	47,906
Employee stock options	151	129	111
Restricted stock units	1,424	1,262	1,130
Contingently issuable shares	58	79	77
Diluted shares	48,226	48,813	49,224
Antidilutive shares (1)	184	136	212

(1)

Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

7.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2017

During the year ended December 31, 2017, we repurchased 2,322,415 shares of our common stock at a weighted average price of $18.52.  During the year ended December 31, 2017, $2.5 million relating to accrued incentive compensation liabilities for the 2016 performance year was recorded as additional paid-in capital at the time of grant of the restricted stock units in 2017.

During the year ended December 31, 2017, we adopted FASB ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employees Share-Based Payment Accounting. As a result of this adoption, we recorded a cumulative-effect adjustment to retained earnings as of the date of adoption was $0.4 million, with a reduction in the related deferred tax liability of $0.3 million.  See Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements for more information.

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

For the year ended December 31, 2015

During the year ended December 31, 2015, we repurchased 1,589,072 shares of our common stock at a weighted average price of $15.12 and issued 176,758 of common stock having a fair value of $3.0 million relating to the McKinnis acquisition (see Note 3 – Acquisitions). During the year ended December 31, 2015, $1.3 million relating to accrued incentive compensation liabilities for the 2014 performance year was recorded as additional paid-in capital at the time of grant of the restricted stock units in 2015.

8.	SHARE-BASED COMPENSATION EXPENSE

Summary

On May 16, 2017, our shareholders approved the Navigant Consulting, Inc. 2017 Long-Term Incentive Plan (“2017 Plan”). The purposes of the 2017 Plan are: (i) to align the interests of our shareholders and recipients of awards under the 2017 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and our shareholders. The 2017 Plan allows for awards of stock options, stock appreciation rights, restricted stock and restricted stock units, and performance awards.

As of December 31, 2017, 2,571,868 shares remained available for future issuance under the 2017 Plan.

We record share-based compensation expense for restricted stock units, stock options and the discount given on employee stock purchase plan transactions. Our long-term incentive program for our senior-level employees currently provides for either an award of restricted stock units or deferred cash. The aggregate value of the awards granted to eligible recipients is determined based on our financial performance for the prior fiscal year, and the awards vest three years following the date of grant.  Based on financial performance during the year ended December 31, 2017, we have no cost accrued in other compensation expense related to this program for awards to be granted in 2018.

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Amortization of restricted stock unit awards	$11,983	$11,876	$9,379
Amortization of stock option awards	684	864	672
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	370	331	277
Total share-based compensation expense	$13,037	$13,071	$10,328

Total share-based compensation expense consisted of the following (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Cost of services before reimbursable expenses	$7,305	$7,794	$6,407
General and administrative expenses	5,732	5,277	3,921
Total share-based compensation expense	$13,037	$13,071	$10,328

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

Income tax benefit recorded in the accompanying consolidated statements of comprehensive income (loss) related to share-based compensation expense for the years ended December 31, 2017 and 2016 was $4.7 million and $4.9 million, respectively.  The income tax benefit for the year ended December 31, 2017 reflects our effective tax rate adjusted for the impact of Tax Reform (see Note 15 – Income Taxes).

At December 31, 2017, we had $11.8 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

Restricted Stock Units Outstanding

The measurement price of our restricted stock units is the market price of our common stock at the date of grant of the awards.

At December 31, 2017, we had $11.6 million of total compensation costs related to unvested restricted stock units that have not been recognized as share-based compensation expense. Those compensation costs will be recognized as an expense over the remaining vesting periods of the awards. The weighted average remaining vesting period of these awards is approximately two years.

The following table summarizes information regarding restricted stock units outstanding as of December 31, 2017:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$10.00 — $14.99	681	$14.00
$15.00 — $19.99	915	15.78
$20.00 and above	708	22.75
Total restricted stock units outstanding	2,304	$17.39

The following table summarizes restricted stock unit activity for the year ended December 31, 2017:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	2,299	$15.74
Granted	796	22.21
Vested	(681)	17.54
Forfeited	(110)	14.07
Restricted stock units outstanding at end of period	2,304	$17.39

During the year ended December 31, 2017, we granted 795,515 restricted stock units. At the time of grant, the awards had a fair value of $17.7 million. Of the restricted stock units granted, 117,371 restricted stock units vest based upon the achievement of certain performance criteria or market conditions. Of the restricted stock units vested, 69,729 were performance-based or based on market conditions.

Stock Options Outstanding

At December 31, 2017, the intrinsic value of the stock options outstanding and stock options exercisable was $3.0 million and $2.2 million, respectively, based on a market price of $19.41 per share for our common stock at December 31, 2017.

The following table summarizes stock option activity for the year ended December 31, 2017:

	Number of Shares (000s)	Weighted Average Exercise Price
Options outstanding beginning of the period	701	$14.09
Exercised	(87)	10.75
Options outstanding at end of the period	614	$14.56
Options exercisable at end of the period	439	$14.50

The following table summarizes information regarding stock options outstanding at December 31, 2017:

Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (years)
$10.00 — $14.99	343	$13.32	1.7
$15.00 — $19.99	271	16.14	3.6
Total	614	$14.56	2.5

The following table summarizes information regarding stock options exercisable at December 31, 2017:

Range of Measurement Date Prices	Outstanding Shares (000s)	Average Measurement Date Price	Remaining Exercise Period (years)
$10.00 — $14.99	297	$13.31	1.5
$15.00 — $19.99	142	16.98	3.1
Total	439	$14.50	2.0

The following table summarizes the information regarding stock options outstanding, under the plan at December 31, 2017:

Plan Category	Outstanding Shares (000s)	Weighted Average Exercise Price	Shares Remaining Available for Future Issuances (000s)
Long-Term Incentive Plan (2017 Plan)	614	$14.56	2,572
Total	614	$14.56	2,572

Stock Option Grants

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model. No such grants were issued during the year ended December 31, 2017. The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

	2016	2015
Fair value of options granted	$4.85	$4.59
Expected volatility	33%	36%
Risk-free interest rate	1.6%	1.8%
Forfeiture rate	0%	0%
Dividend yield	0%	0%
Contractual or expected lives (years)	5.0	5.0

We estimated a zero forfeiture rate for these stock option grants as the awards have short vesting terms and have a low probability of forfeiture based on the recipients of the stock options.

During the years ended December 31, 2017, 2016, and 2015, we received $0.6 million, $1.3 million, and $3.5 million, respectively, of cash from employee stock option exercises. Additionally, during the years ended December 31, 2017, 2016, and 2015, we generated tax benefits of $0.3 million, $0.2 million, and $0.2 million, respectively, related to employee stock option exercises.

Employee Stock Purchase Plan

On May 3, 2006, our shareholders approved an employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During the years ended December 31, 2017, 2016 and 2015, we recorded $0.4 million, $0.3 million, and $0.3 million, respectively, of compensation expense related to the discount given on employee stock purchases through our employee stock purchase plan.  During the years ended December 31, 2017, 2016 and 2015, we issued 183,029, 178,857, and 191,377 shares, respectively, of our common stock pursuant to this plan.

The maximum number of shares of our common stock remaining at December 31, 2017 that can be issued under the employee stock purchase plan was 2,605,983 shares, which includes 2.5 million additional shares authorized by shareholders on May 16, 2017, subject to certain adjustments. The employee stock purchase plan will expire on the date that all of the shares available under it are purchased by or issued to employees.

During the years ended December 31, 2017, 2016, and 2015, we received $3.3 million, $3.0 million, and $2.5 million, respectively, of cash from employee stock purchases.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net

The components of accounts receivable were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Billed amounts	$194,694	$183,656
Engagements in process	102,026	100,779
Allowance for uncollectible billed amounts	(18,274)	(14,967)
Allowance for uncollectible engagements in process	(10,605)	(7,713)
Accounts receivable, net	$267,841	$261,755

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Notes receivable - current	$3,047	$2,636
Prepaid recruiting and retention incentives - current	8,705	9,173
Other prepaid expenses and other current assets	21,169	17,953
Prepaid expenses and other current assets	$32,921	$29,762

Other Assets

The components of other assets were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Notes receivable - non-current	$6,260	$2,943
Capitalized client-facing assets	1,803	1,733
Prepaid recruiting and retention incentives - non-current	8,611	11,116
Prepaid expenses and other non-current assets	6,870	2,490
Other assets	$23,544	$18,282

Notes receivable, current and non-current, represent unsecured employee loans. These loans were issued to recruit or retain certain senior-level client-service employees.  During the years ended December 31, 2017 and 2016, we issued loans aggregating to $7.5 million and $1.3 million, respectively. The principal amount and accrued interest on these loans is either paid by the employee or forgiven by us over the term of the loans so long as the employee remains continuously employed by us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is amortized as compensation expense over the terms of the loans.

Capitalized client-facing assets include software and hardware that is used by our clients as part of their engagements. These amounts are amortized into cost of services before reimbursable expenses over their estimated remaining useful life.

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the periods in which they are recoverable from the employees, which periods are generally up to six years.  During the years ended December 31, 2017 and 2016, we granted $8.7 million and $12.4 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Furniture, fixtures and equipment	$72,776	$69,210
Software	93,883	83,766
Leasehold improvements	57,689	57,128
Property and equipment, at cost	224,348	210,104
Less: accumulated depreciation and amortization	(135,179)	(127,151)
Property and equipment, net	$89,169	$82,953

During the year ended December 31, 2017, we invested $38.7 million in property and equipment ($3.5 million of which was accrued), including $18.0 million in leasehold improvements related primarily to the build-out of our new Chicago corporate headquarters, $15.2 million in our technology infrastructure and software, $5.4 million in furniture and other equipment.  In addition, we acquired $0.1 million in property and equipment as part of our business acquisitions.  During the year ended December 31, 2017, we retired $21.2 million of fully-depreciated assets.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Deferred acquisition liabilities - current	$3,897	$10,780
Deferred revenue	27,979	21,258
Deferred rent - current	3,341	2,894
Other current liabilities	3,678	3,684
Total other current liabilities	$38,895	$38,616

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Deferred acquisition liabilities - non-current	$1,972	$943
Deferred rent - non-current	28,534	19,776
Other non-current liabilities	1,668	11,860
Total other non-current liabilities	$32,174	$32,579

Deferred acquisition liabilities, current and non-current, at December 31, 2017 consisted of cash obligations related to contingent and definitive purchase price considerations recorded at fair value and net present value, respectively. During the year ended December 31, 2017, $10.0 million was paid for settlement of a deferred acquisition liability to the selling members of McKinnis, which we acquired in December 2015. During the year ended December 31, 2017, we recorded $2.0 million in definitive acquisition liabilities related to a small business acquisition made during the year. During the year ended December 31, 2017, we recorded a fair value adjustment which increased deferred contingent acquisition liabilities by $2.2 million. See Note 16 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.  During the year ended December 31, 2017, we recorded $4.8 million and $2.3 million in deferred rent related to tenant allowances granted under the leases for our new Chicago and San Francisco office spaces, respectively.

During the year ended December 31, 2017, we reclassified $2.5 million of performance-based long-term incentive compensation liabilities to equity upon grant of the related restricted stock units. As part of our long-term incentive program for select senior-level client- service employees and leaders, we grant restricted stock units which vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

During the year ended December 31, 2017, $6.9 million of uncertain tax positions in other non-current liabilities were resolved with tax agreements and tax accounting method changes (see Note 15 – Income Taxes).

Deferred revenue represents advance billings to our clients for services that have not yet been performed and earned.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss was as follows (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Unrealized loss on foreign exchange:
Balance at beginning of period	$(25,166)	$(16,446)	$(11,973)
Unrealized gain (loss) on foreign exchange	5,858	(8,720)	(4,473)
Balance at end of period	$(19,308)	$(25,166)	$(16,446)

Unrealized gain (loss) on derivatives:
Balance at beginning of period	$(40)	$(114)	$(111)
Unrealized gain (loss) on derivatives in period, net of reclassification	100	(72)	(317)
Reclassified to interest expense	116	244	523
Income tax expense	(46)	(98)	(209)
Balance at end of period	$130	$(40)	$(114)

	2017	2016	2015
Accumulated other comprehensive loss at December 31,	(19,178)	(25,206)	(16,560)

11.	DERIVATIVES AND HEDGING ACTIVITY

During the year ended December 31, 2017, the interest rate derivatives outstanding were as follows (summarized based on month of execution):

	Number of				Total Notional Amount
Month executed	Contracts	Beginning Date	Maturity Date	Rate	(millions)
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0
April 2017	2	April 13, 2017	April 30, 2020	1.81%	$15.0
July 2017	4	July 31, 2017	July 31, 2020	1.78%	$17.5

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the year ended December 31, 2017.  For the year ended December 31, 2017, 2016 and 2015, we recorded $0.1 million, $0.2 million, and $0.5 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

12.	BANK DEBT

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

At December 31, 2017, we had aggregate borrowings outstanding of $132.9 million, compared to $135.0 million at December 31, 2016.  Based on our financial covenants at December 31, 2017, approximately $263.4 million in additional borrowings were available to us under the credit facility.  At December 31, 2017, we had $3.6 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above.  The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2017, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively.  Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%.  Our average borrowing rate (including the impact of our interest rate derivatives; see Note 11 — Derivatives and Hedging Activity) was 2.6% and 2.3% for the years ended December 31, 2017 and 2016, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At December 31, 2017, under the definitions in the credit agreement, our consolidated leverage ratio was 0.9 and our consolidated interest coverage ratio was 23.0. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at December 31, 2017; however, there can be no assurances that we will remain in compliance in the future.

13.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2017, 2016, and 2015 consisted of the following (shown in thousands):

	2017	2016	2015
Office consolidation, net:
Adjustments to office closure obligations, discounted and net of expected sublease income	$141	$509	$1,354
Rent expense during office consolidation	-	-	1,247
Accelerated depreciation	101	33	165
Contingent acquisition liability adjustments, net	2,213	1,330	(13,047)
Loss on disposition of assets	-	-	283
Deferred debt issuance costs write off	145	-	-
Other impairment	-	-	98
Other costs	1,620	-	-
Other operating costs (benefit)	$4,220	$1,872	$(9,900)

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

As of December 31, 2017, we have recorded $1.7 million in current and non-current liabilities for office consolidation expenses. The activity for the years ended December 31, 2017 and 2016 is as follows (shown in thousands):

Office Space Reductions
Balance at December 31, 2015	$3,083
Cost to operations during the year ended December 31, 2016	509
Utilized during the year ended December 31, 2016	(532)
Balance at December 31, 2016	$3,060
Benefit to operations during the year ended December 31, 2017	(40)
Utilized during the year ended December 31, 2017	(1,340)
Balance at December 31, 2017	$1,680

We monitor our estimates for office closure obligations and related expected sublease income, if any, on a periodic basis. Additionally, we continue to consider all options with respect to the abandoned offices, including settlements with the property owners and the timing of termination clauses under the respective lease.  Such estimates are subject to market conditions and may be adjusted in future periods as necessary.  Of the $1.7 million liability recorded at December 31, 2017, we expect to pay $0.9 million in cash relating to these obligations during the next twelve months. The office closure obligations have been discounted to net present value.

Contingent Acquisition Liability Adjustment, Net

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 16 – Fair Value).

Other Costs

During the year ended December 31, 2017, we recorded one-time costs of $1.6 million relating to a legal matter.

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

Future minimum annual lease payments for the years subsequent to December 31, 2017 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2018	$27,537
2019	25,187
2020	23,392
2021	18,522
2022	12,721
Thereafter	44,988
$152,347

Rent expense for operating leases was $32.1 million, $29.8 million and $28.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

15.	INCOME TAXES

The sources of income before income taxes are as follows (shown in thousands):

	For the year ended
	December 31,
	2017	2016	2015
United States	$64,631	$81,226	$81,049
Foreign	5,950	12,185	7,104
Income before income tax expense (benefit)	$70,581	$93,411	$88,153

Income tax expense (benefit) consists of the following (shown in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Federal:
Current	$7,278	$28,359	$10,357
Deferred	(18,152)	(1,102)	11,163
Total	(10,874)	27,257	21,520
State:
Current	2,891	6,649	1,915
Deferred	1,688	(310)	2,900
Total	4,579	6,339	4,815
Foreign:
Current	1,923	2,459	1,729
Deferred	1	(742)	(256)
Total	1,924	1,717	1,473
Total federal, state and foreign income tax expense (benefit)	$(4,371)	$35,313	$27,808

Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended
	December 31,
	2017	2016	2015
Federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	4.7	4.5	4.8
Foreign taxes	(0.6)	(1.9)	(0.9)
Effect of change in accounting for stock compensation	(2.4)	-	-
Effect of enacted tax rate changes	(42.0)	-	(0.6)
Effect of contingent earn-out adjustment	-	-	(6.9)
Effect of valuation allowances	0.4	(0.7)	0.8
Effect of permanent differences, net	0.4	0.6	0.6
Effect of other transactions, net	(1.7)	0.3	(1.3)
	(6.2)%	37.8%	31.5%

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	For the year ended
	December 31,
	2017	2016
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$4,600	$5,231
Deferred revenue	3,284	3,427
Accrued compensation	1,884	1,601
Accrued office consolidation costs	224	644
Interest rate derivatives	-	26
Share-based compensation	8,072	10,403
Unsecured employee loans	1,055	785
Deferred rent	4,806	8,683
Foreign net operating losses	1,723	1,417
Other	854	2,171
Deferred tax assets before foreign valuation allowance	26,502	34,388
Foreign valuation allowance	(1,729)	(1,410)
Deferred tax assets	24,773	32,978
Goodwill and intangible assets — domestic acquisition cost	(72,918)	(95,708)
Goodwill and intangible assets — foreign acquisition cost	(652)	(620)
Depreciation and amortization	(10,370)	(10,965)
Prepaid expenses	(1,964)	(3,422)
Deferred tax liabilities	(85,904)	(110,715)
Net deferred tax liabilities	$(61,131)	$(77,737)

When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. Management has determined that it is more likely than not, due to the uncertainty surrounding certain of our international business operations, that sufficient future taxable income will not be available to realize certain deferred tax assets, therefore management recognized a full valuation allowance for those deferred tax assets in the financial statements.

On January 1, 2017, we adopted FASB ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As required by the standard, excess tax benefits and deficiencies recognized in share-based compensation expense are recorded in the consolidated statement of comprehensive income as a component of income tax expense. Previously, these amounts were recorded as a component of additional paid-in capital on the consolidated balance sheet. During the year ended December 31, 2017, excess tax benefits of $1.7 million related to exercised and vested share-based compensation awards reduced income tax expense in the consolidated statement of comprehensive income. See Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements for further information.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in thousands)
Balance at January 1, 2017	$10,360
Additions based on tax positions related to the current year	228
Additions based on tax positions of prior years	-
Reductions based on tax positions of prior years	(8,879)
Settlements	(47)
Balance at December 31, 2017	$1,662

Of the $1.7 million of our accrual for uncertain tax positions at December 31, 2017, $0.4 million would impact our effective income tax rate if recognized. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the applicable statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We recognize interest and penalties accrued related to uncertain tax positions as income tax expense. The total amount of interest and penalties accrued as of December 31, 2017 and December 31, 2016 was $0.3 million and $0.6 million, respectively.

During the year ended December 31, 2016, we increased our accrual for uncertain tax positions by $8.7 million due to a tax accounting method change that was resolved during the year ended December 31, 2017.

During the year ended December 31, 2015, we acquired a liability for uncertain tax positions of $1.3 million in connection with our acquisition of the Indian subsidiary of RevenueMed.  Based on the indemnification terms of the purchase agreement, which entitle us to indemnification if tax is due, an offsetting receivable from RevenueMed was recorded.  As a result, we estimate that the settlement or other disposition of this matter will not have an impact on our effective income tax rate.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and material state income tax matters for years through 2013. We are currently under audit with the Internal Revenue Service for the year 2014.  Our Indian subsidiary which we acquired from RevenueMed is currently under either audit or tax appeals with its local taxing authority for all statutory tax years 2009 through 2014.

On December 22, 2017, the President of the United States signed into law Tax Reform. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under Tax Reform, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $29.8 million tax benefit in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2017.

Tax Reform provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had an estimated $5.6 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $0.9 million of income tax expense in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2017. After the utilization of deemed foreign tax credits, the Company expects to pay additional U.S. federal cash taxes of approximately $0.1 million on the deemed mandatory repatriation, payable over eight years.

While Tax Reform provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The BEAT provisions in Tax Reform eliminates the deduction of certain base-erosion payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax. The Company believes it has not made a material amount of base-erosion payments and has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. Included in the provisional amount is $0.1 million for the income tax on the deemed repatriation of unremitted foreign earnings. We have computed the amount based on information available to us; however, we have not yet completed our analysis of the components of the computation, including the amount of our foreign earnings and profits subject to U.S. income tax. In addition, we have included in the provisional amount a tax benefit of $29.8 million for the revaluation of deferred tax assets and liabilities.  We have also computed this amount based on information available to us; however; there is still uncertainty as to the application of Tax Reform, in particular as it relates to executive compensation. We also anticipate that the completion of our 2017 income tax returns by the fourth quarter of 2018 will impact the provisional amounts we have recorded. As we complete our analysis of U.S. tax reform in 2018, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

As a result of the deemed mandatory repatriation provisions in Tax Reform, the Company included an estimated $5.6 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100% dividends received deduction provided for in Tax Reform, and earnings that would not result in any significant foreign taxes. As a result, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.

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

We utilize a third-party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 11 — Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from Level 2 observations which include counterparty quotations in over-the-counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period.  During the years ended December 31, 2017 and 2016, we recorded costs of $2.2 million and $1.3 million, respectively, in other operating costs (benefit) for a net increase in the liability, reflecting changes in the fair value estimate of the deferred contingent acquisition liability (see Note 3 – Acquisitions).  The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the year ended
	December 31,
	2017	2016
Beginning Balance	$1,723	$8,782
Acquisitions	-	1,668
Accretion of acquisition-related contingent consideration	264	771
Remeasurement of acquisition-related contingent consideration	2,213	1,330
Payments	(330)	(828)
Reclassification to definitive consideration liability	-	(10,000)
Ending Balance	$3,870	$1,723

At December 31, 2017, the carrying value of our bank debt approximated fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2017 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016 (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2017
Interest rate derivatives, net	$-	$(213)	$-	$(213)
Deferred contingent acquisition liabilities	$-	$-	$3,870	$3,870
At December 31, 2016
Interest rate derivatives, net	$-	$64	$-	$64
Deferred contingent acquisition liabilities	$-	$-	$1,723	$1,723

17.	EMPLOYEE BENEFIT PLANS

We sponsor 401(k) savings plans for eligible U.S. employees and currently match a certain percentage of participant contributions pursuant to the terms of the plans, which contributions are limited to a percent of the participant’s eligible compensation, up to the annual limit specified by the Internal Revenue Service. We, as sponsor of the plans, use independent third parties to provide administrative services to the plans. We have the right to terminate the plans at any time. Our matching contributions were $9.5 million, $9.0 million, and $8.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We sponsor other retirement plans for certain of our foreign subsidiaries’ employees. During the years ended December 31, 2017, 2016 and 2015, we recorded expense of $2.7 million, $2.7 million and $2.2 million, respectively, related to such plans.

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

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2017, 2016 and 2015

		Additions
	Balance at		Charged to		Balance
	Beginning	Charged to	Other		at End
Description	of Year	Expenses	Accounts (1)	Deductions (2)	of Year
	(in thousands)
Year ended December 31, 2017
Allowance for doubtful accounts and uncollectable engagements in process	$22,680	$7,755	$2,830	$(4,386)	$28,879
Year ended December 31, 2016
Allowance for doubtful accounts and uncollectable engagements in process	$17,279	$8,815	$2,216	$(5,630)	$22,680
Year ended December 31, 2015
Allowance for doubtful accounts and uncollectable engagements in process	$17,839	$2,578	$1,362	$(4,500)	$17,279

(1)	Represents estimated provision for uncollectible engagements in process recorded as a reduction to revenues.
(2)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1