Form 10-K/A
period 2017-12-31
NAVIGANT CONSULTING INC
filed 2018-04-30
CIK 1019737

UNITED STATES

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

As of April 23, 2018, 45,353,731 shares of the registrant’s common stock, par value $0.001 per share (Common Stock), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, as of June 30, 2017 and based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on that date, the last business day of the registrant’s most recently completed fiscal quarter, was approximately $913.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Navigant Consulting, Inc. (the “Company”) for its fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018 (the “Original 10-K”) and is being filed solely for the purpose of including the information required by Part III of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2018 Annual Meeting of Shareholders within 120 days after the end of the 2017 fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. However, as the Company will not file the definitive proxy statement within such 120-day period, the information required by Part III (Items 10-14) of Form 10-K is filed herewith and provided below.

As required by Rule 12b-15, in connection with this Amendment, the Company’s Chief Executive Officer and Chief Financial Officer are providing certifications pursuant to Rule 13a-14(a) as exhibits to this Form 10-K/A.  Because no financial statements are contained with this Amendment, certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 are not included.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results, and we have not updated the disclosures contained in the Original 10-K to reflect any events that occurred subsequent to the date of the Original 10-K.   The filing of this Amendment is not a representation that any statements contained in items of the Original 10-K other than Part III (Items 10-14) are true or complete as of any date subsequent to the Original Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

As of the date of this Amendment, our board of directors (the “Board”) consists of ten members.  The terms of each of our directors will expire at the next annual meeting of shareholders.  The following are the current members of the Board:

Kevin M. Blakely Age 66 Director since May 2016

Mr. Blakely currently serves as President and Chief Executive Officer of KMB Financial, LLC, a consulting and advisory service firm which provides services to financial institutions and firms serving the financial industry.  Mr. Blakely founded the firm in 2012.  Previously, he served as Senior Advisor to Oliver Wyman Group, a global management consulting firm, and as a member of its Advisory Board of Directors, from April 2015 to May 2016. From April 2012 to April 2015, Mr. Blakely held the position of Senior Advisor to Deloitte & Touche LLP, a major international accounting and consulting firm, and from June 2009 to January 2012, held the office of Senior Executive Vice President and Chief Risk Officer for Huntington Bancshares. Prior to that, Mr. Blakely held several senior positions including at KeyCorp, and also served as Chief Executive Officer of the Risk Management Association. Mr. Blakely is currently a member of the board of directors of HSBC North American Holdings, Inc., having joined that board in 2013, where he serves as chair of the compliance committee and a member of the risk committee. Mr. Blakely holds a Bachelor’s degree in Finance from Southern Illinois University and a Master’s degree in Business Administration from Case Western Reserve University.

Key experience, qualifications, attributes and skills:

Mr. Blakely brings more than 40 years of financial services experience to the Board and provides us strategic insights and valuable relationships within the financial services sector, an area of key strategic focus for the Company. As one of the country’s leading financial risk management experts, he provides valuable perspectives as it relates to risk oversight and our risk management programs.

Cynthia A. Glassman Age 70 Director since October 2009

Dr. Glassman was appointed by President George W. Bush as Under Secretary for Economic Affairs at the U.S. Department of Commerce from 2006 to 2009 and as Commissioner of the SEC from 2002 to 2006 including Acting Chairman during the summer of 2005. Dr. Glassman has spent over 40 years in the public and private sectors focusing on financial services regulatory and public policy issues, including 12 years at the Federal Reserve and over 15 years in financial services consulting. Dr. Glassman joined the board of Discover Financial Services in 2009 and currently serves as a director and the chairman of its audit committee.  In addition, she is a Senior Research Scholar at the Institute for Corporate Responsibility at the George Washington University Business School and an Honorary Fellow of Lucy Cavendish College, University of Cambridge, England. Dr. Glassman received a Bachelor of Arts degree in Economics from Wellesley College and a Master of Arts degree and a Ph.D. in Economics from the University of Pennsylvania.

Key experience, qualifications, attributes and skills:

Dr. Glassman holds a Ph.D. in Economics and served as the Under Secretary for Economic Affairs at the U.S. Department of Commerce which enable her to provide insights that are specifically beneficial to our economics business. In addition, Dr. Glassman served as a Commissioner at the SEC and brings a thorough and unique perspective to regulatory and corporate governance issues. She also spent 12 years at the Federal Reserve and served as a consultant practitioner for over 15 years, with particular focus on issues facing the financial services industry (which is one of the key industries to which we provide our services) and risk management, and brings a keen understanding of the Company’s business model and retention strategies. In addition, she has deep experience in strategic issues and possesses the ability to identify market trends and specific business development opportunities and contacts of importance to us.

Julie M. Howard Age 55 Director since March 2012 Chairman since May 2014

Ms. Howard has served as our Chief Executive Officer and a member of the Board since March 2012 and as Chairman of the Board since May 2014. She served as our President from 2006 to March 2012 and Chief Operating Officer from 2003 to March 2012. From 2001 to 2003, Ms. Howard was the Company’s Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions, including with the Company. Ms. Howard is currently a member of the board of directors of InnerWorkings Inc., which she joined in 2012, and ManpowerGroup Inc., which she joined in 2016.  Ms. Howard also serves on the Medical Center Board for Ann & Robert H. Lurie Children’s Hospital of Chicago and is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA). Ms. Howard is a past member of the board of directors of Kemper Corporation, where she served from 2012 to 2015, and the Association of Management Consulting Firms, the Dean’s Advisory Board of the Business School of the University of Wisconsin-Madison and the Board of Governors for the Metropolitan Planning Council in Chicago. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in finance and management.

Key experience, qualifications, attributes and skills:

Ms. Howard has nearly 30 years of professional services experience and has held a broad array of senior management roles overseeing the Company’s consulting businesses and key administrative functions. She has also been a critical architect of the Company’s business strategy. As Chairman and Chief Executive Officer, Ms. Howard is responsible for the development and implementation of the Company’s long-term strategy and the effective prioritization of resource allocation to realize long-term shareholder value. Ms. Howard brings significant experience and insights to the Board in the areas of strategic market analysis and planning, targeted business and client development, operating model and profitability enhancements, consultant compensation and retention, client channel alignment and integrated brand management. In her current roles, she maintains regular interactions with clients, employees, investors and other key stakeholders. Additionally, Ms. Howard brings outside management and governance perspectives based on her business and civic board memberships.

Stephan A. James Age 71 Director since January 2009

Mr. James is the former Chief Operating Officer of Accenture Ltd. (now Accenture plc), a global professional services company, and served as Vice Chairman and a member of the board of directors of Accenture Ltd. from 2001 to 2004. He also served in the advisory position of International Chairman of Accenture from August 2004 until August 2006. During his more than 35 years at Accenture, Mr. James held several senior management roles, including Managing Partner for the Central U.S., Managing Partner for the North American Financial Services Practice and Managing Partner for the Global Financial Services Operating Group. He is currently a member of the board of directors of Fidelity National Information Services, Inc., where he has served since 2009.  He also serves as a member of the University of Texas McCombs School of Business Advisory Board. During the past five years, Mr. James also served as a director at BMC Software Inc. from 2010 until it was acquired in 2013. Mr. James received a Bachelor of Business Administration degree, concentrating in Industrial Management and Labor Relations, from the University of Texas.

Key experience, qualifications, attributes and skills:

Mr. James has had multiple leadership roles related to global business and technology consulting and business transformation outsourcing, including as Chief Operating Officer of Accenture Ltd. Mr. James provides key insights into managing professional services workforces, both domestic and international. He has a deep understanding of corporate governance needs, and understands successful strategies for running global consulting firms and outsourcing businesses.

Samuel K. Skinner Age 79 Director since December 1999

Mr. Skinner has served as Of Counsel to the law firm of Greenberg & Traurig, LLP since May 2004. From 2000 to 2003, Mr. Skinner was Chairman, President and Chief Executive Officer of U.S. Freightways Corporation. He formerly served as Co-Chairman of Hopkins & Sutter, a Chicago law firm, and as President of Commonwealth Edison Company and its holding company, Unicom Corporation (now Exelon Corporation). Prior to joining Commonwealth Edison, he served as Chief of Staff to former President George H.W. Bush. Prior to his White House service, Mr. Skinner served in the President’s cabinet for nearly three years as U.S. Secretary of Transportation. From 1977 to 1989, Mr. Skinner practiced law as a senior partner in the Chicago law firm of Sidley & Austin (now Sidley Austin LLP). From 1984 to 1988, while practicing law full time, he was appointed by President Ronald Reagan as Vice Chairman of the President’s Commission on

Organized Crime. From 1968 to 1975, Mr. Skinner served in the office of the United States Attorney for the Northern District of Illinois and in 1975, President Gerald Ford appointed him United States Attorney, one of the few career prosecutors ever to hold that position. He is currently a member of the boards of directors of CBOE Holdings, Inc. and Echo Global Logistics, Inc. During the past five years, Mr. Skinner also served as a director at APAC Customer Services, Inc., Express Scripts Holding Company, MedAssets, Inc. and Virgin America Inc. Mr. Skinner received a Bachelor of Science degree in Accounting from the University of Illinois and a J.D. from DePaul University Law School.

Key experience, qualifications, attributes and skills:

Mr. Skinner has served in key leadership positions in industry and in government. Mr. Skinner also has significant experience in the law-firm channel and is a former prosecutor. Mr. Skinner brings a deep understanding of the legal and regulatory environment in which the Company provides services. Further, Mr. Skinner has served as a chief executive officer of a public company as well as on over ten public company boards over the last 20+ years and brings a wealth of experience regarding board governance and process and the need for independent assessment of the Company and management.

Governor James R. Thompson Age 81 Director since August 1998

Governor Thompson retired as Senior Chairman of Winston & Strawn LLP in January 2018, a position he held following his service as that firm’s Chairman from January 1993 to September 2006. He joined the law firm in January 1991 as Chairman of its Executive Committee after serving four terms as Governor of the State of Illinois from 1977 until 1991. Prior to his terms as Governor, he served as United States Attorney for the Northern District of Illinois from 1971 to 1975. Governor Thompson served as the Chief of the Department of Law Enforcement and Public Protection in the Office of the Attorney General of Illinois, as an Associate Professor at Northwestern University School of Law, and as an Assistant State’s Attorney of Cook County, Illinois. He is a former Chairman of the President’s Intelligence Oversight Board and was a member of the National Commission on Terrorist Attacks upon the United States. He also serves as Chairman for the Public Review Board of UNITE HERE. During the past five years, Governor Thompson also served as a director at John Bean Technologies Corp. and Maximus, Inc. Governor Thompson attended the University of Illinois and Washington University and received a J.D. from Northwestern University School of Law.

Key experience, qualifications, attributes and skills:

Governor Thompson has over 50 years of legal, political and management experience. He served as Governor of the State of Illinois for 14 years and has practiced law in various capacities, from the United States Attorney’s office to leading a major law firm. Governor Thompson has significant experience navigating the complex regulatory and legal landscape that exists today and provides critical business and strategic advice to the Company.

Michael L. Tipsord Age 58 Director since July 2009

Mr. Tipsord is Chairman, President and Chief Executive Officer of the State Farm Mutual Automobile Insurance Company. Mr. Tipsord has served in various capacities with State Farm since 1988. Mr. Tipsord became Chief Executive Officer of State Farm in September 2015 and was previously elected to the office of President in December 2014. From 2011 until being named Chief Executive Officer, he served as Chief Operating Officer, and from 2005 to 2010, he served as Chief Financial Officer, in addition to the role of Vice Chairman which he held until he was appointed Chairman in June 2016. Currently, he serves as Chairman-Elect of the board of directors of the Financial Services Roundtable, as a trustee of the Brookings Institution and as a member of the Dean’s Advisory Board for the University of Illinois College of Law. During the past five years, Mr. Tipsord also served as a trustee of the State Farm Associates’ Funds Trust, the State Farm Mutual Fund Trust, and the State Farm Variable Product Trust. Mr. Tipsord received a Bachelor’s degree from Illinois Wesleyan University and a J.D. from the University of Illinois at Urbana-Champaign College of Law.

Key experience, qualifications, attributes and skills:

As the President and Chief Executive Officer of State Farm, a major insurance company, Mr. Tipsord brings deep financial and regulatory expertise as well as a critical understanding of the financial services industry, which is one of the key industries to which we provide our services. He also provides management and the Board with real time capital markets perspectives. In addition, Mr. Tipsord has broad experience in accounting and financial risk controls and management.

Kathleen E. Walsh Age 62 Director since October 2017

Ms. Walsh has served as President and CEO of the Boston Medical Center health system since March 2010. Prior to her appointment at Boston Medical Center, she served as Executive Vice President and Chief Operating Officer of Brigham and Women's Hospital. She served previously as the Chief Operating Officer for Novartis Institutes for Biomedical Research and at Massachusetts General Hospital (MGH) in positions including Senior Vice President of medical services and the MGH Cancer Center. Prior to her tenure at MGH, she held positions in a number of New York City hospitals including Montefiore, Columbia Presbyterian Medical Center, Saint Luke’s-Roosevelt Hospital Center, and the New York City Health and Hospitals Corporation.  Ms. Walsh received her Bachelor of Arts degree and a Master’s degree in public health from Yale University. She is a member of the Boards of the Federal Reserve Bank of Boston, the Boston Public Health Commission, the Massachusetts Hospital Association, the AAMC Council of Teaching Hospitals, Pine Street Inn, the Yale Corporation, and the Greater Boston YMCA Board of Overseers.

Key experience, qualifications, attributes and skills:

Ms. Walsh brings over 35 years of healthcare industry experience and provides us with valuable, in-depth insights and relationships within the healthcare sector, a key industry to our business. Her leadership and financial management acumen contribute important perspectives to our strategy and operations.

Jeffrey W. Yingling Age 58 Director since February 2018

Mr. Yingling currently serves as a senior advisor of investment banking for power, energy, and renewables at Guggenheim Securities, LLC, the investment banking and capital markets business of Guggenheim Partners, a position he has held since 2017. Previously, from 2006 until 2017, he held various roles at J.P. Morgan Securities LLC, most recently as managing director and head of Midwest investment banking, and where he also served as a member of the Midwest operating committee, led the Corporate Investment Banking practice in the region, and was the relationship manager for many of the firm’s most important power, utility, and large corporate clients. Prior to that, Mr. Yingling spent more than 15 years at Morgan Stanley & Co. LLC, where he was a managing director – investment banking in the firm’s global power and utilities group. He founded and was co-head of Dean Witter Reynolds’ public utility group prior to that firm’s merger with Morgan Stanley & Co. LLC. During his investment banking career, Mr. Yingling has advised on numerous mergers and acquisition transactions, and executed many equity, debt, and convertible securities offerings for clients.  Mr. Yingling currently serves on the board of directors of LendingPoint LLC, an online consumer lender to near prime customers. He also serves on the board of trustees of the Chicago Historical Society and is a past member of the civic committee of the Commercial Club of Chicago.  Mr. Yingling graduated magna cum laude with a Bachelor of Business Administration degree in Finance from the University of Notre Dame and later received his MBA from the University of Chicago, Graduate School of Business.

Key experience, qualifications, attributes and skills:

Mr. Yingling brings over 30 years of financial, managerial and strategy experience gained from his service in senior executive and management positions at leading international financial institutions and in the professional service sector, and particular expertise with respect to the power and energy industries, an important area of focus for the Company.

Randy H. Zwirn Age 63 Director since October 2014

Mr. Zwirn served as Chief Executive Officer of the Power Generation Services Division of Siemens AG, an industrial manufacturing company, from January 2008 to October 2016 and as President and Chief Executive Officer of Siemens Energy, Inc., a developer and builder of power plants and power-generating components, from August 1998 to October 2016. Prior to that, Mr. Zwirn was a member of Group Executive Management of the Siemens Power Generation Group from 1998 until 2008. He also served as President of the Power Generation business of Westinghouse Electric Corporation from 1996 to 1998 and previously held various positions in general management, operations, projects, marketing and corporate finance at Westinghouse. Mr. Zwirn has served on the board of directors of Babcock Power Inc since 2017. He previously served on the board of the Advisory Committee for the Export-Import Bank of the United States, the Georgia Tech Advisory Board, the Governor’s Council of the Metro Orlando Economic Development Commission and the boards of directors of SunEdison, Inc., AREVA, USA and the University of Central Florida Foundation. He holds a Bachelor of Science degree from Brooklyn College.

Key experience, qualifications, attributes and skills:

With nearly 40 years of experience in the energy industry, Mr. Zwirn brings deep understanding of the highly regulated energy sector, an area of key strategic focus for the Company. As the former Chief Executive Officer of the Power Generation Services Division of Siemens AG and President and Chief Executive Officer of Siemens Energy, Inc., his leadership experience, including in the areas of general management, operations, projects, marketing and corporate finance, contribute valuable insights to the Board.

Executive Officers

For information regarding our executive officers, please see “Executive Officers of the Registrant” in Part I of the Original 10-K.

Corporate Governance

Committees of the Board of Directors

The following table sets forth the current members of each of the committees of the Board.

	Audit Committee	Compensation Committee	Executive Committee	Nominating and Governance Committee
Kevin M. Blakely*	Chair			X
Cynthia A. Glassman*	X			Chair
Julie M. Howard			X
Stephan A. James*	X	Chair
Samuel K. Skinner* ^		X	X	X
Governor James R. Thompson*† ^			Chair	X
Michael L. Tipsord*		X
Kathleen E. Walsh*	X
Jeffrey W. Yingling*	X
Randy H. Zwirn*		X

*	Independent director (see “— Independence Determinations” below)
^	Mr. Skinner and Governor Thompson are not standing for re-election to the Board
†	Lead Director (see “— Board Leadership Structure” below)

Charters for the audit committee, compensation committee and nominating and governance committee are available on our website at www.navigant.com/about under “Corporate Governance.”

Audit Committee.    The audit committee monitors the integrity of our financial statements, financial reporting process and systems of internal controls regarding finance and accounting; monitors our compliance with legal and regulatory requirements (particularly with respect to securities, financial and accounting related matters); reviews any related party transactions; monitors the qualifications, independence and performance of our independent public accountants; monitors the performance of our internal audit function; provides an avenue of communication among the independent public accountants, internal audit function, management and the Board; and monitors significant litigation and enterprise risk exposure with respect to finance, accounting and securities related matters. In addition, the audit committee is directly responsible for the appointment, retention, compensation and oversight over the work of our independent public accountants. The audit committee also has responsibility for reviewing and approving the hiring or dismissal of the employee or outsourced entity responsible for leading our internal audit function, as well as the scope, performance and results of our internal audit function’s internal audit plans. The audit committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent public accountants as well as anyone in the Company. The audit committee has the ability to retain, at our expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties and is entitled to receive appropriate funding from the Company, as the audit committee determines, for payment of compensation to the independent public accountants and any other consultants or experts retained by the audit committee as well as ordinary administrative expenses of the audit committee that are necessary or appropriate in carrying out its duties. Each of the members of the audit committee is “independent” as defined by the listing standards of the NYSE and satisfies the additional audit committee independence requirements set forth therein and under applicable SEC rules. The Board has determined that each of the members of the audit committee meets the NYSE financial literacy requirements and that Mr. Blakely qualifies as an “audit committee financial expert” as defined by applicable SEC rules. None of the members of the audit committee serves on more than two other public company audit committees. The audit committee met six times during 2017.

Compensation Committee.    The compensation committee reviews and monitors matters related to management development and succession; reviews and approves executive compensation policies and pay for performance criteria for the Company; reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer’s performance in light of those goals and objectives; reviews and approves base salaries, annual incentive bonuses and all long-term incentive awards for our executive officers; makes recommendations to the Board regarding new or amended incentive compensation and equity-based compensation plans and administers and exercises all powers of the Board under such plans (other than the power to amend those plans); reviews and provides input on such other matters concerning our employee compensation and benefit plans as the compensation committee deems appropriate; reviews and assesses the risks arising from our compensation policies and practices; reviews and evaluates our policies on recovery (or “clawback”) of excess compensation; reviews and assesses our stock ownership guidelines and holding period requirements for our directors and executive officers and oversees compliance with those guidelines; evaluates and recommends to the Board the form and amount of director compensation; and otherwise carries out the responsibilities that have been delegated to the compensation committee under the Company’s various compensation and benefit plans. The compensation committee also reviews and discusses with management the compensation discussion and analysis, prepares the compensation committee report included in our annual proxy statement, reviews the results of the advisory “say-on-pay” vote, and considers whether any adjustments to the Company’s executive compensation policies and practices are necessary or appropriate in light of such vote. In fulfilling its duties and responsibilities, the compensation committee has the authority, in its sole discretion, to retain the advice of a compensation consultant, legal counsel or other adviser(s). With respect to any adviser so retained, the compensation committee is directly responsible for appointing, setting the compensation for and overseeing the work of the adviser and is entitled to receive appropriate funding from the Company, as the compensation committee determines, for payment of reasonable compensation to such adviser(s). To the extent required by the NYSE or other relevant listing authority rules, the compensation committee evaluates the independence of its advisers (other than in-house legal counsel) prior to its being selected by, or providing advice to, the compensation committee, after taking into consideration all factors relevant to the adviser’s independence from management, including the factors specified by the applicable NYSE rules. Each of the members of the compensation committee is “independent” as defined by the listing standards of the NYSE, satisfies the additional compensation committee independence requirements set forth therein, is a “non-employee director” as defined by applicable SEC rules and is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The compensation committee met six times during 2017.

Nominating and Governance Committee.    The nominating and governance committee identifies and evaluates individuals qualified to become members of the Board and recommends that the Board appoint those individuals as directors or selects (or recommends that the Board select) the director nominees to stand for election at the next annual meeting of our shareholders at which directors will be elected. The nominating and governance committee monitors and reviews new SEC rules and NYSE listing standards as they are proposed, adopted and revised and reviews and assesses, at least annually, the adequacy of our Corporate Governance Guidelines as well as compliance with applicable SEC rules and NYSE listing standards. Based on this review, the nominating and governance committee develops and makes recommendations to the Board regarding our Corporate Governance Guidelines. The nominating and governance committee also reviews and makes recommendations to the Board regarding shareholder proposals properly submitted for inclusion in our proxy statement and reviews and approves our Code of Business Standards and Ethics. Our Corporate Governance Guidelines and Code of Business Standards and Ethics are each posted on our website at www.navigant.com/about under “Corporate Governance.” Any waiver granted to a director or executive officer or substantive amendments related to our Code of Business Standards and Ethics will be promptly disclosed to the extent and in the manner required by the SEC or the NYSE and posted on our website.  Each of the members of the nominating and governance committee is “independent” as defined by the listing standards of the NYSE. The nominating and governance committee met four times during 2017.

Executive Committee.    The executive committee has the authority to act in lieu of the Board when necessary between meetings as permitted by Delaware law. The executive committee did not meet during 2017.

Board Meetings; Annual Meetings of Shareholders

The Board met ten times during 2017. Each of our directors attended at least seventy-five percent of the meetings of the Board held during their respective tenures and the Board committees on which he or she served that were held during 2017. (Ms. Walsh joined the Board in October 2017 and Mr. Yingling joined the Board in 2018.)  Our non-management directors meet in regularly scheduled executive sessions with our Lead Director (see “— Board Leadership Structure” below). Governor Thompson currently serves as our Lead Director.  As Governor Thompson is not standing for re-election, it is anticipated that Mr. Tipsord will serve as Lead Director if elected as a director at the annual meeting of shareholders.  While we have no formal policy regarding attendance by our directors at the annual meetings of our shareholders, we encourage all of our directors to attend. All of our directors attended the 2017 annual meeting of our shareholders, except Ms. Walsh and Mr. Yingling, each of whom joined the Board after the annual meeting was held.

Board Leadership Structure

The Board believes the leadership of the Board is a matter that should be evaluated and determined by the Board from time to time, based on all of the then-relevant facts and circumstances. Ms. Howard, our Chief Executive Officer, has served as Chairman of the Board since May 2014, following the retirement of our previous Chairman, and as a member of the Board since March 2012. The Board continues to believe that vesting leadership of the Board in Ms. Howard provides a clear and efficient leadership structure for the Company, with a single person setting the “tone at the top” and having primary responsibility for managing the overall business and strategy of the Company. Ms. Howard is supported in her role as Chairman by our Lead Director, a position currently held by Governor Thompson and who, following his retirement in connection with the annual meeting of shareholders, is expected to be succeeded by Mr. Tipsord, both of whom are “independent” under NYSE listing standards. As described in more detail below, our Lead Director, serves as a liaison between the Chairman and the independent members of the Board. Given the Lead Director’s clearly-delineated governance responsibilities, the Board believes its current leadership structure provides an appropriate balance between strong Company leadership and oversight by the independent directors on the Board.

Our Corporate Governance Guidelines require that if the Chairman of the Board is not independent, the Board will appoint an independent lead director and that the Board meet in regularly scheduled executive sessions without management. The Lead Director serves as the conduit for the independent members of the Board to relay any concerns about governance or management issues. At any time, he has authority to call meetings of the independent directors. Management, as well as the internal audit function and enterprise risk management committee, also have unfettered access to the Lead Director’s counsel. The Lead Director leads all executive sessions of the independent directors and presides at any meetings of the Board at which the Chairman is not present. Further, the Lead Director reviews and approves information sent to the Board, including meeting agendas and meeting schedules. To the extent requested, the Lead Director is available for consultation and serves as a line of direct communication with our shareholders and other interested parties (see the section entitled “Other Information” below).

Risk Oversight

The Board is ultimately responsible for overseeing our risk management process. The Board receives regular reports from our Chief Executive Officer and other members of our executive management team regarding the strategic and operational risks facing the Company.  Through this process, our Board reviews and assesses information regarding cybersecurity risks with management.  In addition, certain Board committees oversee risk within their respective areas of responsibility. For example, the audit committee has been delegated with primary oversight of financial, accounting and securities related risk. The Company’s internal audit function conducts an annual risk assessment and reports directly to the audit committee. The compensation committee regularly assesses potential risks associated with the Company’s executive compensation program. In addition, the Company has an enterprise risk management committee (which reports directly to the Board) to evaluate risks affecting our business.

Specifically, with respect to potential risks arising from the Company’s compensation policies and practices for all of our employees, including our executive officers, management presented the Board with an overview of all of the Company’s compensation programs, including the risk mitigation features embedded in those programs. Based on its review, the Board has concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Shareholder Rights Plan Policy

The Board has adopted a policy stating that we will submit the adoption or extension of any shareholder rights plan to a shareholder vote, unless the Board, in an exercise of its fiduciary responsibilities, believes that it is in the best interests of the Company and our shareholders to adopt or extend (for one year) a shareholder rights plan without the delay that would come from the time required to seek a shareholder vote.

Director Nomination Procedures

After considering the evaluation criteria outlined below, the nominating and governing committee recommended to the Board that each of the nine Navigant nominees for director identified in this Proxy Statement be nominated for election to the Board to serve one-year terms. With the exception of Ms. Seseri, each of the Navigant nominees currently serves on the Board.

The nominating and governance committee is generally tasked with evaluating and recommending to the Board nominees for election to the Board at each annual meeting. The nominating and governance committee works with the Board to determine the appropriate characteristics, skills, and experiences for individual directors and for the Board as a whole with the objective of having a board of directors with diverse backgrounds and experience. In considering the qualifications of incumbent directors as well as future candidates for election to the Board, the nominating and governance committee considers all relevant factors, including judgment, character, reputation, education, and experience in relation to the qualifications of any alternate candidates and the particular needs of the Board, its committees and the Company as they exist at the time of the candidate’s consideration. Characteristics expected of all our directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the Board. Although the Company does not have a formal policy on diversity, the Company seeks directors who represent a mix of backgrounds and experiences. The nominating and governance committee discusses each candidate’s diversity of background and experience in the context of the Board as a whole, with the objective of recommending a candidate for nomination to the Board who can best perpetuate the success of our business and represent our shareholders’ interests through the exercise of sound judgment. The nominating and governance committee evaluates each incumbent director to determine whether he or she should be nominated to stand for re-election, based on the types of criteria outlined above as well as the director’s contributions to the Board during their current term. The nominating and governance committee also considers each candidate’s relationships, if any, with the Company and its directors, officers, employees and shareholders, as well as any applicable criteria set forth in SEC rules, NYSE listing standards and Delaware law.  Ms. Walsh was identified as a candidate for director by Heidrick & Struggles, a director search firm.  Ms. Seseri and Mr. Yingling were each identified as candidates for directors by Reilly Partners, LP, also a director search firm.  In addition to identifying potential candidates for consideration and based upon feedback from the nominating and governance committee about the overall candidate pool, the director search firms assisted in obtaining candidate feedback and compiling information for further review by the nominating and governance committee.

The nominating and governance committee will consider director candidates recommended by the Company’s shareholders. Once the nominating and governance committee receives a recommendation from a shareholder, it may request additional information from the candidate about the candidate’s independence, qualifications and other information that would assist the nominating and governance committee in evaluating the candidate, as well as certain information that must be disclosed about the candidate in the Company’s proxy statement, if nominated.

Shareholders may also directly nominate a candidate for director pursuant to the advance notice provisions of the Company’s By-laws. Nominations must be received within the time frame established by the Company’s By-laws and otherwise comply with requirements set forth in our By-laws (see the section entitled “Shareholder Proposals for the 2019 Annual Meeting” below). All candidates for director, including those who have been properly recommended or nominated by a shareholder, are evaluated using the same criteria as described above.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and any persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of copies of such reports and representations received from our directors and executive officers, we believe that during the year ended December 31, 2017, our directors, executive officers and 10% shareholders complied with their Section 16(a) filing requirements on a timely basis.

Item  11.Executive Compensation.

Compensation Discussion and Analysis

This section contains a discussion and analysis of the compensation program in place for our named executive officers, or NEOs. The compensation committee determines and approves the compensation of our NEOs. For 2017, our NEOs were:

•	Julie M. Howard, our Chairman and Chief Executive Officer (“CEO”);
•	Stephen R. Lieberman, our Executive Vice President and Chief Financial Officer (“CFO”);
•	Lee A. Spirer, our Executive Vice President and Chief Growth and Transformation Officer; and
•	Monica M. Weed, our Executive Vice President, General Counsel and Secretary.

Executive Summary

The Company’s results for 2017 reflect a myriad of demand side factors that negatively impacted the Company’s financial performance, and as further described below, these results are reflected in the total compensation of each of our NEOs for 2017. In addition to financial performance, NEO compensation is also impacted by the achievement of qualitative performance factors designed to support both short-term and long-term strategic goals. During 2017 we executed several major projects, including on-boarding the Company’s first comprehensive revenue cycle managed services client of significant scale and the integration of our first major European-based acquisition. In addition, our NEOs were responsible for taking numerous actions to align our business operations with the demand environment, including cost reduction actions of over $20 million in annualized expense versus our original operating plan, aggressively shifting resources from areas of lower to higher demand, actioning performance improvement plans for underperforming service lines and improving our working capital position.

How was the Company’s performance in 2017 linked to our NEOs’ compensation?

Performance-based compensation represented a significant percentage of our NEOs’ 2017 total direct compensation (“TDC”) opportunity (which includes annual base salary, annual cash bonus target and the target value of equity incentive awards). For 2017 and consistent with prior years, more than half of our NEOs’ TDC opportunity was tied to the achievement of pre-established performance goals aligned with the Company’s financial performance, individual performance and relative total shareholder return (“TSR”).

Annual Incentive Compensation.  The Company uses annual and long-term incentive plans to align the compensation for our NEOs with the Company’s performance. Our 2017 annual incentive plan measured revenues before reimbursement (“RBR”), adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings per share (“EPS”). As outlined in the table below, we fell short of our 2017 goals which, after combined with individual performance factors, resulted in actual bonus payouts below target levels for all of our NEOs. The Company’s actual performance relative to the financial performance goals established by the compensation committee at the beginning of 2017 for our 2017 annual incentive plan are shown in the following table:

(in millions, except per share data and percentages)	2017 Target	2017 Actual	2017 Actual as % of 2017 Target
Revenues Before Reimbursements	$992.5	$939.6	94.7%
Adjusted EBITDA(1)	$150.5	$125.8	83.6%
Adjusted Earnings Per Share(1)	$1.33	$1.09	82.0%

(1)

Adjusted EBITDA and adjusted EPS are non-GAAP financial measures, as defined by the SEC. Adjusted EBITDA and adjusted EPS exclude the impact of severance expenses and other operating costs (benefits), such as contingent acquisition liability adjustments, office consolidation costs and impairment expenses.

The majority (or 70%) of our NEOs’ annual cash bonus opportunity for 2017 was based on the Company’s 2017 financial performance, as defined by the three performance measures summarized in the preceding table. The balance (or 30%) of their annual cash bonus opportunity for 2017 was based on the achievement of individual qualitative performance goals tied to strategic and operating initiatives at the Company. Based on the Company’s actual financial performance (as shown in the preceding table) and the compensation committee’s assessment of the relative achievement by each NEO of his or her respective individual performance goals for 2017, the cash bonuses paid to our NEOs under our 2017 annual incentive plan ranged between approximately 75% and 88% of their respective annual cash bonus targets, as summarized in the following table:

	2017 Bonus Target	2017 Bonus as % of Target	2017 Actual Bonus
Julie M. Howard	$1,080,000	76.0%	$821,000
Stephen R. Lieberman	$375,000	74.7%	$280,000
Lee A. Spirer	$650,000	84.6%	$550,000
Monica M. Weed	$337,500	88.0%	$297,000

A detailed discussion of our 2017 annual incentive plan, including how the Company’s financial performance and each NEO’s individual performance specifically impacted the actual cash bonuses paid to them for 2017, is set forth under “— 2017 Executive Compensation Program” below.

Long-Term Incentive Compensation.  65% of the long-term incentive awards granted to our NEOs under our 2017 long-term incentive program consisted of performance-based restricted stock units. The performance-based restricted stock units granted to our NEOs in 2017 will vest if and only to the extent that specific performance goals are met with respect to relative TSR and adjusted EBITDA during a three-year performance period. The remaining 35% of the aggregate target value of the awards consisted of time-based restricted stock units. The compensation committee eliminated stock options from the 2017 long-term incentive compensation program, which had represented 25% of the long-term incentive awards granted to our NEOs in 2016, and approved a change in the 2017 long-term incentive compensation mix to increase the percentage of long-term incentive compensation with payouts determined based on the achievement of pre-established performance goals (by increasing the percentage of the NEO’s long-term incentive compensation consisting of performance-based restricted stock units to 65% in 2017 from 50% in 2016) and to provide the balance in time-based restricted stock units (increasing the percentage of the NEOs’ long-term  incentive compensation consisting of time-based restricted stock units to 35% in 2017 from 25% in 2016) to increase the retentive aspect of the program.

Based on the Company’s performance for the 2015-2017 performance period, the performance-based restricted stock units granted to our NEOs in 2015 vested based on performance from January 1, 2015 through December 31, 2017.  The performance goals applicable to these awards were to increase adjusted EBITDA and to deliver stockholder returns that exceeded those of our benchmark index over the three-year performance period. As noted further below, we delivered cumulative adjusted EBITDA above target for the three-year performance period, but our relative TSR was below the median of our benchmark index. Combined, we exceeded our target goals, resulting in the vesting of 102.8% of target for our participating NEOs for the three-year performance period.

What features of our executive compensation program reflect commonly viewed best practices from a corporate governance perspective?

Working with its independent compensation consultant, the compensation committee engages in an ongoing review of the Company’s executive compensation program to evaluate whether it remains consistent with the Company’s pay-for-performance philosophy and, as a whole, reflects what the compensation committee believes to be best practices among the Company’s peer group and the broader market. The chart that follows summarizes certain features of our executive compensation program, each of which the compensation committee believes reinforces our pay-for-performance philosophy.

What We Do	What We Don’t Do

✓    Align pay with Company performance and the interests of our shareholders

✓    Tie annual bonus payouts to pre-established financial and individual performance goals

✓    Employ our NEOs “at will” without a fixed-term employment agreement

✓    Utilize multiple and both absolute and relative performance goals and multi-year, overlapping performance periods for performance awards granted under our annual long-term equity incentive program

✓    Have stock ownership guidelines and post-vesting and post-exercise holding periods for our NEOs and non-employee directors

✓    Require reimbursement of excess incentive compensation in the event of certain restatements of our financial statements

✓    Prohibit pledging and hedging of Company stock

×    No “single-trigger” change-in-control severance benefits or provisions in equity award agreements

×    No excise tax gross-ups upon change in control

×    No excessive severance benefits

×    No supplemental executive retirement plans

×    No re-pricing, cancellation and re-grant, or cash repurchase of underwater stock options without shareholder approval

×    No excessive perquisites and no tax gross-ups on perquisites

×   Our 2017 Long-Term Incentive Plan prohibits the payment of dividend equivalents on unearned performance awards or unvested time-based stock awards

The compensation committee believes the features of our executive compensation program are consistent with many of the views that have been expressed by our top shareholders over the years and appropriately incentivize our NEOs to create value for our shareholders.

How did we consider the results of the 2017 advisory shareholder vote on executive compensation?

At our 2017 annual shareholders meeting, our shareholders overwhelmingly voted to approve the 2016 compensation paid to our NEOs as disclosed in the 2017 proxy statement (commonly referred to as a “say-on-pay” proposal), with over 98% of the shares present in person or represented by proxy voting “for” the say-on-pay proposal. Considering the results of this advisory vote, the compensation committee decided to retain our overall executive compensation philosophy and did not make any changes to our executive compensation program for 2017 in response to the 2017 “say-on-pay” vote. Although not made in response to the 2017 “say-on-pay” vote, as noted above, for 2017 the compensation committee approved a change in the long-term incentive compensation award mix.  Stock options were eliminated, and the weighting on performance-based restricted stock units was increased, with the balance provided in time-based restricted stock units.  The compensation committee made this change to increase the percentage of equity compensation with payouts determined based on the achievement of pre-established performance goals. We believe our executive compensation program for 2017 continues to emphasize performance-based and retention-based annual and long-term incentive compensation opportunities that are designed to reward our NEOs for the creation of shareholder value. We believe the performance metrics established by the compensation committee as part of our 2017 executive compensation program are consistent with this philosophy.

Executive Compensation Philosophy

The overall objective of our executive compensation program is to attract, retain and motivate highly qualified and effective executive officers in order to positively impact the Company strategically, operationally, financially and culturally, and to ultimately create long-term value for our shareholders. We designed our executive compensation program to meet this objective by:

•	aligning our NEOs’ incentive compensation opportunities with Company financial and strategic performance goals, as well as the relative performance of our stock price over time;
•	providing our NEOs with target compensation opportunities that are competitive with other companies in our peer group; and
•	discouraging excessive risk taking and promoting sound corporate governance.

How is pay aligned with performance?

Performance-based compensation represented a significant portion of our NEOs’ TDC opportunity for 2017. In particular:

•

all of the cash bonuses paid to our NEOs under our annual incentive plan are tied to pre-established financial and/or individual performance goals designed to be aligned with the Company’s operational and long-term strategic initiatives; and

•

65% of the equity awards granted to our NEOs under our 2017 long-term incentive compensation program were performance-based restricted stock units, the terms of which require that the Company achieve pre-established financial and TSR goals in order to vest.

How do we establish the market competitiveness of our executive compensation program?

To enhance retention and strengthen the focus of our executive management team, we designed our executive compensation program to provide our NEOs with TDC opportunities that are competitive with comparable positions at companies within our peer group. The compensation committee assesses the market competitiveness of our executive compensation program based on peer group proxy data and utilizes “median market” ranges that are computed based on peer group proxy data when targeting the compensation opportunities for our NEOs (as discussed in further detail below). In limited circumstances, the compensation committee will review general industry survey data as a supplement to the peer group proxy data, but that data does not represent the primary benchmark used by the compensation committee in determining compensation levels for our NEOs. Frederic W. Cook & Co., the compensation committee’s independent compensation consultant (“FW Cook”), compiles and analyzes peer group proxy data and provides survey data for this purpose.

On an annual basis, the compensation committee evaluates and, if appropriate, adjusts the composition of the peer group. In reviewing the composition of the peer group, the compensation committee considers the following general criteria:

•	companies in the same or similar lines of business;
•	companies with at least one of the following business traits: human capital intensive, business-to-business advisory services, project-based revenue model and international operations; and
•

companies with revenues ranging between approximately 33% and 300% of the Company’s trailing four-quarter revenues before reimbursements (which were $951 million as of June 30, 2017, when the peer group was reviewed, as shown in the chart below) and within a reasonable size range of the Company, as recommended by FW Cook, with respect to other size metrics, such as net income, market capitalization, total assets and total employees.

Based on these criteria, as well as input from management and FW Cook, the compensation committee approved the peer group for purposes of evaluating 2017 executive compensation decisions. This peer group of companies remained the same as compared to the peer group used for purposes of evaluating 2016 executive compensation decisions, except that one company, VSE Corporation, was eliminated for 2017 following the repositioning of that company’s business such that it no longer falls within the Company’s industry group. The following companies comprised the peer group for 2017:

The Advisory Board Company	FTI Consulting, Inc.	IHS Inc.
CBIZ, Inc.	Gartner, Inc.	Korn/Ferry International
CEB Inc.	Heidrick & Struggles International, Inc.	MAXIMUS, Inc.
CRA International, Inc.	Hill International, Inc.	Resources Connection, Inc.
Exponent, Inc.	Huron Consulting Group Inc.	Tetra Tech, Inc.
	ICF International, Inc.	TRC Companies, Inc.

For 2017, and consistent with prior years, we targeted the compensation of our NEOs at a “median market” range, which we define as within 10% of the peer group median for base salaries, within 15% of the peer group median for annual cash bonus targets, and within 20% of the peer group median for long-term equity incentive targets and targeted TDC. Individual target compensation opportunities, however, may vary depending on the relative level of experience and tenure of the executive or clearly differentiated individual performance.

How do we discourage excessive risk-taking and promote sound corporate governance?

We have designed our executive compensation program and adopted certain compensation policies to discourage excessive risk-taking. The design features of our program that we believe mitigate risk include the following:

•

we have a clawback policy requiring the reimbursement of excess incentive compensation paid to the Company’s executive officers in the event of certain restatements of the Company’s financial statements;

•

the awards granted under our long-term incentive compensation program contain multi-year vesting and/or performance periods that overlap in order to diminish the incentive to maximize performance in any one fiscal year at the expense of another;

•

awards payable to our NEOs under our annual incentive plan, as well as the vesting of the performance-based restricted stock unit awards granted to our NEOs, are based on the attainment of multiple performance goals, with balanced weighting, which decreases the incentive to focus on a single performance goal to the detriment of others;

•

awards under our annual incentive plan and the vesting of performance-based restricted stock unit awards are limited to formulaic maximums based on the achievement of pre-established performance goals over the relevant performance period;

•

our stock ownership guidelines, which also include holding period requirements, continue to align our NEOs’ interests with those of our shareholders beyond the end of a specific performance period or following a vesting or option exercise date;

•	our insider trading policies prohibit all of our employees, including our NEOs, from selling short our common stock or engaging in hedging or offsetting transactions regarding our common stock; and
•	our insider trading policies also prohibit our executives and directors from holding shares of our common stock in a margin account or pledging shares of our common stock as collateral for a loan.

Role of Independent Compensation Consultant and Management

Role of Independent Compensation Consultant

The compensation committee has engaged FW Cook to serve as its independent compensation consultant. FW Cook works directly for the compensation committee (and not on behalf of management) and assists the compensation committee in evaluating our executive and non-employee director compensation programs, including peer group composition, competitive benchmarking, program design, and staying abreast of market practices and trends. FW Cook performed no other work for the Company in 2017.

In connection with its engagement of FW Cook, the compensation committee assessed the independence of FW Cook, taking into account such factors as FW Cook’s policies and procedures designed to prevent conflicts of interest and the existence of any business or personal relationship that could impact FW Cook’s independence. The compensation committee identified no conflicts of interests with respect to its engagement of FW Cook and concluded that FW Cook was independent.

Role of Management in Compensation Decisions

As part of its annual compensation review, the compensation committee reviews the performance of each NEO. For our NEOs other than the CEO, the compensation committee receives performance assessments and compensation recommendations from our CEO. Except for our CEO, none of the other NEOs is present when these assessments and recommendations are made, and they do not otherwise play any role in decisions affecting their compensation, except for discussing their annual, individual performance goals (and their self-assessment of their respective achievement of those goals) with our CEO. Our CEO, in turn, makes recommendations to the compensation committee based on these discussions. Our CEO does not participate in her own performance review and does not recommend her own compensation (other than completing a self-assessment of her annual, individual performance achievements against pre-established goals).

2017 Executive Compensation Program

Our executive compensation program for 2017 was comprised primarily of annual cash compensation (base salary and performance-based bonus) and equity incentive compensation (performance-based restricted stock units and time-based restricted stock units). We offer limited perquisites and no supplemental executive retirement benefits to our NEOs.

How does our 2017 executive compensation program align with our overall pay philosophy and objectives?

The following table shows how our 2017 executive compensation program fits into our overall compensation philosophy and program objectives:

Component	Key Characteristics	Overall Objective	Specific Purpose	2017 Decisions
Base Salary	• Fixed compensation payable in cash • Reviewed annually for market competitiveness	• Attract and retain • Pay competitively	• Provide a base level of fixed and predictable income	• None of our NEOs received base salary increases in 2017 (see below on this page 26)
Performance- Based Bonus

•  Variable incentive compensation payable in cash

•  Payouts based on the achievement of pre-established annual financial goals related to revenues, adjusted EBITDA and adjusted EPS as well as individual performance goals

		• Attract and retain • Pay competitively • Align pay with performance results	• Motivate and reward financial and individual performance in line with the Company’s annual operating plan and short-term operating objectives

•  Based on actual performance relative to the financial and individual performance goals established at the beginning of the year, cash bonus payouts under our 2017 annual incentive plan ranged between 75% and 88% of target (see page 28)

Performance-Based Restricted Stock Units	• Variable equity incentive compensation • Vest based on relative TSR percentile rank and cumulative adjusted EBITDA performance over a three-year performance period	• Attract and retain • Pay competitively • Align pay with performance results and shareholder value creation during the performance period	• Promote long-term retention • Incentivize the creation of shareholder value and achievement of long-term financial and strategic objectives

•  Represented 65% of the awards granted under our 2017 long-term incentive compensation program (see page 22)

•  Awards granted in 2015 vested at 102.8% of target based on the Company’s relative TSR and adjusted EBITDA performance during the three-year performance period ended December 31, 2017 (see page 22)

Time-Based Restricted Stock Units	• Vest annually over three-year service period	• Attract and retain • Pay competitively • Align NEOs’ interests with our shareholders’ interests on a long-term basis	• Promote long-term retention • Incentivize the creation of shareholder value	• Represented 35% of the awards granted under our 2017 long-term incentive compensation program (see page 22)

How were each of our executive pay components determined for 2017?

•

Annual Base Salary — Our NEOs’ initial annual base salaries are set based on median market data and other factors such as each executive’s prior work experience and scope of responsibility. Thereafter, base salaries are reviewed annually by the compensation committee relative to the peer group median in keeping with our objective of retaining executive talent and paying competitively (see “Executive Compensation Philosophy —  How do we establish the market competitiveness of our executive compensation program?” above), as well as each executive’s experience, level of responsibility, individual performance and tenure with the Company.  After analyzing the relevant benchmarking and related data, the compensation committee did not make any changes to the annual base salary of any of our NEOs for 2017.

•

Annual Performance-Based Bonus — We designed our 2017 annual incentive plan to motivate our NEOs to achieve the Company’s annual financial goals and their individual performance goals in line with the Company’s annual operating plan and short-term operating objectives. Cash bonuses awarded to our NEOs under the plan are based on the achievement by the Company and each NEO of pre-established performance goals and are calculated using the following formula:

Target Annual Bonus ($)	x	Company Performance Factor (%)	x	70% weighting	+	Individual Performance Factor (%)	x	30% weighting	=	Payout ($)

Annual cash bonus targets, which are expressed as a percentage of the NEO’s base salary, are reviewed and set annually by the compensation committee based on peer group data and other factors such as the respective executive’s expected relative contribution to the organization and internal pay equity.

Based on competitive market data, individual performance and the desire to concentrate her compensation in the form of performance-based vehicles, Ms. Howard’s annual cash bonus target for 2017 was increased from 100% to 120% of her base salary. Other than for Ms. Howard, all of our NEOs’ annual cash bonus targets (expressed as a percentage of their respective base salaries) remained at 2016 levels. Awards payable under our annual incentive plan may range from 0% to a maximum cap of 200% of an NEO’s annual cash bonus target.

How was the Company Performance Factor determined for 2017?

The Company Performance Factor was determined by measuring the Company’s performance for 2017 against specified financial performance goals established by the compensation committee at the beginning of the year. Each financial performance goal is comprised of threshold, target and maximum performance levels. If the threshold performance level for a particular financial performance goal is not achieved, no amount will be paid for that performance goal. For 2017, the Company performance goals and their relative weightings were as follows:

		Payout Factor (in millions, except per share data)
Performance Goal	Weighting	Threshold (50%)	Target (100%)	Maximum (200%)
Revenues Before Reimbursements	33.33%	$844.0	$992.5	$1,141.0
Adjusted EBITDA	33.33%	$120.0	$150.5	$181.0
Adjusted EPS	33.33%	$1.06	$1.33	$1.60

The compensation committee selected these financial measures because it believed that they collectively: (1) motivated our NEOs to focus on both revenue growth and profitability; (2) were consistent with the Company’s long-term strategic initiatives; and (3) were tied to the creation of shareholder value. Each performance goal’s target performance level was the same as the Company’s 2017 financial and operating plan targets established at the beginning of the year. Company performance between the threshold, target and maximum performance levels is determined using straight line interpolation between these performance levels.

The Company’s 2017 performance, measured against each of the financial performance targets established under our 2017 annual incentive plan, is illustrated in the following table. This performance resulted in a Company Performance Factor of 65.8%.

Performance Goal	2017 Actual	Payout Factor	Weighting	Weighted Payout Factor
Revenues Before Reimbursements	$939.6M	82.2%	33.33%	27.4%
Adjusted EBITDA	$125.8M	59.6%	33.33%	19.9%
Adjusted EPS	$1.09	55.6%	33.33%	18.5%
	Company Performance Factor			65.8%

How were the Individual Performance Factors for each NEO determined for 2017?

Individual performance goals for each NEO were established early in 2017 and were designed to generally align with the Company’s strategic and operating initiatives (both short-term and long-term). The compensation committee reviews and approves the individual performance goals (including the goals’ relative weighting) for the CEO and, based on the CEO’s recommendations, reviews and approves the individual performance goals (including the goals’ relative weighting) for the other NEOs. In early 2018, the compensation committee evaluated the NEOs’ individual performance, with input from the CEO on the individual performance of the NEOs other than herself. Based on this evaluation, the compensation committee certified the achievement by each NEO of his or her individual performance goals and assigned each NEO an Individual Performance Factor (ranging from 0% to 200%), which is weighted 30% in the bonus payout formula.

The following table contains a high-level summary of the individual performance goals of each NEO, as approved by the compensation committee.

Individual Performance Goals and Accomplishments
Julie M. Howard

Ms. Howard’s 2017 goals focused on driving successful progress on key strategic imperatives, effective alignment of our people and organization against strategic imperatives and development of greater awareness, interest and confidence in our expertise and the Navigant brand.  Her key achievements for the year include leading the Company’s response to economic and market-related challenges that developed over the year while balancing the required investments in our people, capabilities and expertise to prepare us to meet future needs and opportunities.

Stephen R. Lieberman

Mr. Lieberman’s 2017 goals included effective management of our finance, accounting, corporate development, real estate, information technology and investor relations functions, continued maintenance of our internal controls and management of our capital allocation strategy and cash flows. His key accomplishments for the year included providing leadership of critical cost reduction initiatives, enhancements to corporate systems and process infrastructure, successfully managing our capital allocation strategy, leading the efforts to put our new credit facility into place, and evaluating and refining alignment of the Company’s resources against our strategic objectives.

Lee A. Spirer

Mr. Spirer’s 2017 goals were centered on aligning, strengthening and focusing the organization to deliver against current year operating goals and make progress against the Company’s long-term strategic initiatives. His key achievements for the year included creating significant enhancements to corporate strategic planning initiatives and identifying specific actions, creating opportunities for improved corporate productivity and effectiveness of our client delivery, and leveraging innovation initiatives and digital capabilities toward the development of new service offerings and business ideas.

Monica M. Weed

Ms. Weed’s 2017 goals primarily related to successfully managing our legal department, litigation activity, as well as corporate governance, securities and compliance matters. Her goals also included leading the enterprise risk management function. Her key accomplishments for the year included successful management of corporate compliance and risk matters and supporting key strategic initiatives throughout the Company.

What were the bonus payouts to our NEOs for 2017?

Based on Company performance and achievement by each NEO of his or her respective individual performance goals, cash bonus awards paid under our 2017 annual incentive plan to eligible NEOs in March 2018 were as follows:

	Target Annual Incentive	Actual Bonus Payout	Bonus Award as % of Target(1)
Julie M. Howard	$1,080,000	$821,000	76.0%
Stephen R. Lieberman	$375,000	$280,000	74.7%
Lee A. Spirer	$650,000	$550,000	84.6%
Monica M. Weed	$337,500	$297,000	88.0%

(1)

Calculated based on a Company Performance Factor of 65.8% (resulting in a payout percentage of 46.1% for Company performance after applying the 70% weighting) and an Individual Performance Factor for each NEO determined by the compensation committee based on its assessment of each NEO’s achievement of the above-referenced individual performance goals (which is weighted 30% in the bonus payout formula).

•

Long-Term Incentive Compensation — We believe long-term incentive compensation in the form of equity-based incentive awards further align our NEOs’ interests with those of our shareholders and incentivize the creation of shareholder value as well as the achievement of Company financial and strategic initiatives. We also believe that offering our NEOs equity-based incentives gives us an advantage in terms of attracting and retaining executive talent in a competitive environment.

How were grant values determined under our 2017 Long-Term Incentive Compensation Program?

Target equity award values for each of our NEOs who received awards under our 2017 long-term incentive compensation program were determined by the compensation committee based on the median market ranges developed by FW Cook. The aggregate grant date value of the long-term incentive compensation awards, granted effective March 15, 2017, is shown in the table below:

	2016 Equity Award Value(1)	2017 Equity Award Value(1)	Percent Change
Julie M. Howard	$2,200,000	$2,500,000	13.6%
Stephen R. Lieberman	$500,000	$600,000	20.0%
Lee A. Spirer	$650,000	$650,000	0%
Monica M. Weed	$375,000	$450,000	20%

(1)

Represents the target equity award opportunity for each NEO included in the table. The target award values are not the same as the grant date fair values computed for financial reporting purposes and reported in the “2017 Grants of Plan-Based Awards” table included in the section entitled “Executive Compensation” below because the target number of shares underlying the target award value of the performance-based restricted stock units is computed based on our average stock price during the 30 calendar-day period prior to the grant date, rather than the stock price on the date of grant, and in the case of the performance-based restricted stock units is tied to relative TSR, with the grant-date fair value based on a Monte Carlo model.

The target equity award value for each of the above NEOs was determined based upon the peer group median ranges recommended by FW Cook. As explained above, long-term incentive compensation targets are determined based in part on the median of our peer group, plus or minus 20%. When determining compensation levels for 2017 in the beginning of that year, the compensation committee determined to increase the target equity award values for Ms. Howard, Mr. Lieberman and

Ms. Weed for 2017 in order to align their compensation with the market for their respective positions and to recognize strong performance at the Company and individual levels in 2016.

In 2017, two award types were granted under our 2017 long-term incentive compensation program:

•	performance-based restricted stock units (which represented 65% of the total target award value); and
•	time-based restricted stock units (which represented 35% of the total target award value).

For the 2017 long-term incentive compensation program, the compensation committee reallocated the 25% of target grant value previously provided in the form of stock options to performance-based restricted stock units and time-based restricted stock units.  The compensation committee increased the weighting of performance-based restricted stock units from 50% to 65% in order to increase the percentage of equity compensation with payouts determined based on the achievement of pre-established performance goals, and increased the weighting of time-based restricted stock units from 25% to 35% in order to enhance the retentive aspect of the program.

Performance-Based Restricted Stock Units — Similar to prior years, the performance-based restricted stock units granted to our NEOs under our 2017 long-term equity incentive program vest if and only to the extent that specified quantitative performance goals with respect to the Company’s TSR, relative to the GICS Industry Group, and cumulative adjusted EBITDA are met during a three-year performance period. Cumulative adjusted EBITDA is weighted at 75% and relative TSR performance is weighted at 25%, consistent with the weighting of each performance goal for the awards granted to our NEOs under our 2016 long-term equity incentive program. Both performance goals have threshold, target and maximum performance levels. If the threshold level of performance is not met for a particular performance goal, the portion of the award related to that performance goal will not vest.

The vesting percentages applicable to the TSR performance goal are set forth below.

Percentile Rank vs. GICS Industry Group	Vesting Percentage (Straight Line Interpolation Between Levels)
Below 25th percentile	0%
25th percentile	50%
50th percentile	100%
75th percentile and above	150%

The target performance level for the cumulative adjusted EBITDA goal (which would result in a 100% payout for this tranche of the performance-based restricted stock unit award) was designed to be achievable with sustained strong business performance, while the maximum performance level (which would result in a 150% payout for this tranche of the award) was designed to be more difficult to achieve and would require stronger business performance and significantly higher adjusted EBITDA performance over the three-year performance period.

Time-Based Restricted Stock Units — The time-based restricted stock units granted to our NEOs under our 2017 long-term incentive compensation program vest in one-third increments on each of the first three anniversaries of the grant date, subject to the NEO’s continued employment with the Company on the applicable vesting date (except as otherwise set forth in the underlying award agreement).

How did the Company’s performance during 2017 affect the vesting of performance-based restricted stock unit awards?

25% percent of the performance-based restricted stock unit awards granted to Ms. Howard, Mr. Spirer and Ms. Weed in 2015 that vested on March 16, 2018 (the third anniversary of the grant date) vested if and only to the extent that the Company’s TSR, relative to companies in the GICS Industry Group, met or exceeded specified targets during the three-year performance period ended December 31, 2017, with the vesting percentages for this tranche of the award determined as follows (using straight-line interpolation between performance levels):

Company Percentile Rank v. GICS Industry Group	Vesting Percentage
Below 25th percentile	0%
25th percentile	50%
50th percentile and above	100%
75th percentile and above	150%

Actual Vesting Percentage (3-year TSR rank = 48th percentile)	96.0%

As the table above indicates, the Company’s actual TSR rank for the three-year performance period ended December 31, 2017 was at the 48th percentile of companies in the GICS Industry Group, which resulted in a payout level for this tranche of the award equal to 96.0% of the target shares underlying this tranche of the award.

The remaining 75% percent of the performance-based restricted stock unit awards granted to Ms. Howard, Mr. Spirer and Ms. Weed in 2015 that vested on March 16, 2018 (which was the third anniversary of the grant date) vested if and only to the extent that the Company’s cumulative adjusted EBITDA for the three-year performance period ended December 31, 2017 met or exceeded the threshold, target or maximum level for this performance goal. Based on a cumulative adjusted EBITDA target for the three-year performance period of $385 million, and the Company’s actual cumulative adjusted EBITDA for the three-year performance period of $389 million, 105.1 % of the target shares underlying this tranche of the award vested, as shown in the following table.

Adjusted EBITDA
Below threshold (0%)	<$	308M
Threshold (50%)		$308M
Target (100%)		$385M
Maximum (150%)		$424M

Actual Vesting Percentage = 105.1% (Cumulative 3-Year Adjusted EBITDA = $389 million)

Accordingly, based on the Company’s relative TSR and cumulative adjusted EBITDA performance over the three-year performance period, the vesting percentage of the performance-based restricted stock unit awards granted in 2015 to Ms. Howard, Mr. Spirer and Ms. Weed was 102.8% of the target shares underlying the award after applying the weighting of each performance goal.  Mr. Lieberman did not receive an award under this program as he was not an employee of the Company at the time of grant.

•

Other Compensation — We offer limited perquisites to our NEOs, with parking benefits being the main perquisite that our NEOs receive on an annual basis. None of our NEOs receives benefits under a defined benefit pension plan or supplemental executive retirement plan.

Post-Termination Compensation

We have entered into severance arrangements with our NEOs that provide, among other things, for certain payments and benefits in the event that an NEO’s employment is terminated under certain circumstances, such as being terminated by the Company without “cause” or resigning for “good reason” or within a specified period following a “change in control.” These severance arrangements are described in further detail in the section entitled “Executive Compensation — Employment Arrangements” below.

The compensation committee believes that the severance arrangements provided to our NEOs are an important part of our overall executive compensation program because they help us ensure the continued focus and dedication of our NEOs, notwithstanding any concern that they may have at any given time regarding their continued employment prior to or following a change in control transaction. The compensation committee also believes that offering severance benefits is an important recruiting and retention tool, as the majority of companies with which we compete for executive talent have similar arrangements in place for their executive officers.

Prior to 2016, we had a practice of entering into employment agreements with each of our NEOs for finite terms. In early 2016, following a review of peer group and market practice, the compensation committee decided to discontinue the practice of entering into employment agreements for our executive officer positions (excluding the CEO) commencing with the new CFO hire (Mr. Lieberman) and upon expiration of the term of each NEO’s employment agreement. Ms. Howard’s employment agreement provides for one-year extensions past the initial five-year term ending on March 1, 2017, unless we provide notice of our intent not to continue her employment after the expiration of that agreement on terms (other than contract length) at least equivalent to the terms of the agreement. Because the five-year term ended on March 1, 2017, Ms. Howard’s employment agreement is currently subject to the annual extension provisions set forth in the agreement.

None of the employment arrangements with our NEOs contain excise tax gross-up provisions related to a change in control of the Company, and in order for our NEOs to be entitled to severance benefits in connection with a change in control transaction, a qualifying termination event (or “double trigger”) is required.

Other Compensation Policies

Stock Ownership Guidelines and Holding Period Requirements

To reinforce the importance of stock ownership and further align our NEOs’ interests with those of our shareholders, the compensation committee has adopted stock ownership guidelines which also include holding period requirements that apply to equity incentive awards granted to our NEOs. Consistent with the prevailing practice in our current peer group, our stock ownership guidelines require the CEO to own shares of our common stock valued at a minimum of four times annual base salary and the other NEOs to own shares of our common stock valued at a minimum of three times annual base salary. In addition to shares owned outright by the NEO, shares that count toward the achievement of the ownership guidelines include the net in-the-money, after-tax value of vested, but unexercised, stock options, as well as vested and unvested time-based restricted stock units. Shares that do not count towards the achievement of the ownership guidelines include shares underlying unvested stock options and unvested performance-based restricted stock units. Until these ownership guidelines are achieved, each NEO must retain at least 50% (75% in the case of the CEO) of the net shares received upon the vesting of equity awards or the exercise of stock options.

Even after meeting the applicable stock ownership guideline, our NEOs must comply with holding period requirements with respect to their equity incentive awards. Under these holding period requirements, our CEO is required to hold at least 75%, and the other NEOs are required to hold at least 50%, of the net shares received from the vesting of equity awards or the exercise of stock options for at least one year following the vesting or exercise date.

At the end of 2017, all of our NEOs were in compliance with these stock ownership guidelines (either because they achieved the applicable ownership guideline or had complied with the applicable retention ratios if such guideline had not been achieved) including the holding period requirements contained therein.

Clawback Policy

The Board has adopted a clawback policy requiring the reimbursement of excess annual cash or long-term incentive compensation paid to the Company’s executive officers in the event of certain restatements of the Company’s financial statements. This policy will be amended as deemed necessary to comply with the final regulations under the Dodd-Frank Wall Street Reform Act when they are adopted by the SEC.

Insider Trading Policies

Our insider trading policies prohibit all of our employees, including our NEOs, from selling short our common stock, engaging in hedging or offsetting transactions, or pledging our common stock. Our insider trading policies also prohibit our employees from holding shares of our common stock in a margin account or pledging shares of our common stock as collateral for a loan.

Compensation Committee Report

The compensation committee has reviewed and discussed the foregoing Compensation Discussion and Analysis, required by Item 402(b) of Regulation S-K, with management of the Company. Based on this review and discussion, the compensation committee recommends to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement, the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and such other filings with the SEC as may be appropriate.

COMPENSATION COMMITTEE

Stephan A. James, Chairman

Samuel K. Skinner

Michael L. Tipsord

Randy H. Zwirn

Executive Compensation

2017 Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our NEOs for 2017, and to the extent required by SEC disclosure rules, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Julie M. Howard	2017	900,000	—	2,241,037	—	821,000	22,078	3,984,115
Chairman and Chief	2016	884,231	—	1,961,617	550,004	1,215,000	15,004	4,625,856
Executive Officer	2015	830,769	—	1,262,483	425,050	968,000	15,448	3,501,750

Stephen R. Lieberman	2017	500,000	—	537,855	—	280,000	15,929	1,333,784
Executive Vice President	2016	355,769	—	957,084	125,002	312,000	136,737	1,886,594
and Chief Financial Officer(4)	2015	—	—	—	—	—	—	—

Lee A. Spirer	2017	650,000	—	582,684	—	550,000	13,583	1,796,267
Executive Vice President	2016	642,115	—	579,588	162,500	777,000	12,802	2,174,005
and Chief Growth and	2015	623,077	—	445,601	150,019	679,000	11,696	1,909,393
Transformation Officer(5)

Monica M. Weed	2017	450,000	—	403,413	—	297,000	20,459	1,170,872
Executive Vice President,	2016	450,000	—	334,378	93,753	406,000	16,653	1,300,784
General Counsel and Secretary	2015	467,308	—	222,807	75,012	389,000	17,777	1,171,904

(1)

The amounts reported in these columns for 2017 represent the aggregate grant date fair value of the restricted stock unit awards granted to our NEOs computed in accordance with the Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation — Stock Compensation (“ASC Topic 718”), excluding the effect of estimated forfeitures. Assumptions made in calculating the aggregate grant date fair value of these awards are described in Note 8 — Share-Based Compensation Expense to the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018 (the “2017 Form 10-K”). With respect to the performance-based restricted stock units that were granted to our NEOs in 2017, the amounts reported are based on the probable outcome of the performance-based vesting conditions at the time of grant. Assuming the highest level of performance is achieved, the grant date fair value of the performance-based restricted stock unit awards would have been as follows: $2,412,369 for Ms. Howard; $578,965 for Mr. Lieberman; $627,237 for Mr. Spirer; and $434,249 for Ms. Weed.

(2)

The amounts reported in this column for 2017 represent awards paid to our NEOs under the 2017 annual incentive plan. These awards are discussed in more detail under the section entitled “Compensation Discussion and Analysis — 2017 Executive Compensation Program” above. These annual cash incentive awards were paid to our NEOs on March 9, 2018.

(3)

The amounts reported in this column include Company matching contributions under our 401(k) plan, the value attributable to group-term life insurance benefits and parking benefits provided to each NEO.  For 2017, Ms. Howard received $10,063 of value attributed to group-term life insurance benefits. No other items included in this column for any of the NEOs had a value in excess of $10,000 for 2017.

(4)	Mr. Lieberman joined the Company on April 18, 2016.
(5)	Mr. Spirer served as our Executive Vice President and Global Business Leader until April 2017, when he became our Executive Vice President and Chief Growth and Transformation Officer.

2017 Grants of Plan-Based Awards

									All	Grant
									Other	Date Fair
			Estimated Future Payouts			Stock	Number	Exercise	Value of
			Under Non-Equity Incentive			Awards:	of	or Base	Stock
			Plan Awards(1)			Number	Shares	Price of	and
		Grant							of	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)	($)(4)
Julie M. Howard	—	—	540,000	1,080,000	2,160,000
	3/15/2017	3/7/2017				34,932	69,863	104,795		1,375,048
	3/15/2017	3/7/2017							37,619	865,989
Stephen R. Lieberman	—	—	187,500	375,000	750,000
	3/15/2017	3/7/2017				8,384	16,767	25,151		330,007
	3/15/2017	3/7/2017							9,029	207,848
Lee A. Spirer	—	—	325,000	650,000	1,300,000
	3/15/2017	3/7/2017				9,083	18,165	27,248		357,525
	3/15/2017	3/7/2017							9,781	225,159
Monica M. Weed	—	—	168,750	337,500	675,000
	3/15/2017	3/7/2017				6,288	12,576	18,864		247,522
	3/15/2017	3/7/2017							6,772	155,891

(1)

The amounts reported in these columns show the threshold, target and maximum award opportunities payable to our NEOs under the 2017 annual incentive plan. A discussion of the performance goals utilized for the 2017 annual incentive plan is included under the section entitled “Compensation Discussion and Analysis — 2017 Executive Compensation Program,” above. The actual cash awards paid to our NEOs under the 2017 annual incentive plan are set forth in the 2017 Summary Compensation Table above under the column entitled “Non-Equity Incentive Plan Compensation.”

(2)

The amounts reported in these columns show the threshold, target and maximum award opportunities for the performance-based restricted stock units granted to the NEOs under the Navigant Consulting, Inc. 2012 Long-Term Incentive Plan, as amended and restated (the “2012 Plan”). These restricted stock units vest on the third anniversary of the grant date, subject to the holder’s continued employment with the Company, if and only to the extent that specific performance goals with respect to the Company’s TSR, relative to companies in the GICS Industry Group, and cumulative adjusted EBITDA are met during a three-year performance period.

(3)

The amounts reported in this column represent the time-based restricted stock units granted to the NEOs under the 2012 Plan. These restricted stock units vest in one-third increments on each of the first three anniversaries of the grant date, subject to the holder’s continued employment with the Company.

(4)

The amounts reported in this column represent the grant date fair value of each 2017 equity award computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. In the case of the performance-based restricted stock units, the amounts reported are based upon the probable outcome of the applicable performance-based vesting conditions at the time of grant. Assumptions made in computing the grant date fair value of these awards are described in Note 8 — Share-Based Compensation Expense to the notes to consolidated financial statements in our 2017 Form 10-K.

Outstanding Equity Awards at 2017 Fiscal Year-End

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Julie M. Howard	3/15/2012	67,411	—	13.78	3/15/2018	—		—	—	—
	3/15/2013	72,873	—	13.17	3/15/2019	—		—	—	—
	3/17/2014	48,146	—	18.45	3/17/2020	—		—	—	—
	3/16/2015	61,688	30,845	13.36	3/16/2021	73,923	(4)	1,434,839	—	—
	3/15/2016	37,993	75,988	15.11	3/15/2022	24,380	(5)	473,216	109,709	2,129,442
	3/15/2017	—	—			37,619	(5)	730,185	104,795	2,034,061
Stephen R. Lieberman	4/18/2016	8,474	16,949	15.77	4/18/2022	26,848	(5)	521,120	24,164	469,014
	3/15/2017	—	—			9,029	(5)	175,253	25,151	488,171

Lee A. Spirer	3/17/2014	19,923	—	18.45	3/17/2020	—		—	—	—
	3/16/2015	21,772	10,887	13.36	3/16/2021	26,092	(4)	506,444	—	—
	3/15/2016	11,225	22,451	15.11	3/15/2022	7,204	(5)	139,830	32,415	629,175
	3/15/2017	—	—			9,781	(5)	189,849	27,248	528,874
Monica M. Weed	3/15/2012	15,557	—	13.78	3/15/2018	—		—	—	—
	3/15/2013	16,817	—	13.17	3/15/2019	—		—	—	—
	3/17/2014	9,962	—	18.45	3/17/2020	—		—	—	—
	3/16/2015	10,886	5,444	13.36	3/16/2021	13,046	(4)	253,232	—	—
	3/15/2016	6,476	12,953	15.11	3/15/2022	4,156	(5)	80,668	18,701	362,977
	3/15/2017	—	—			6,772	(5)	131,445	18,864	366,150

(1)	The stock options reported in this column vest annually in equal installments over a three-year period from the grant date, subject to the holder’s continued employment with the Company.
(2)	The amounts reported in these columns are calculated by multiplying $19.41, the closing sales price per share of our common stock on December 29, 2017, by the number of shares that have not vested.
(3)

The performance-based restricted stock units vest on the third anniversary of the grant date if and only to the extent that specific performance goals with respect to the Company’s TSR, relative to the companies in the GICS Industry Group, and cumulative adjusted EBITDA are met during a three-year performance period. The amounts reported in this table for these awards are based on achieving the “maximum” level of performance, as the performance-based restricted stock units that vested based on the three-year performance period ended December 31, 2017 vested at 102.8% of target.

(4)

Includes the performance-based restricted stock units which vested on March 15, 2018 at 102.8% of target based on performance actually achieved during the three-year performance period ended December 31, 2017.

(5)	The time-based restricted stock unit awards vest annually in equal installments over a three-year period from the grant date, subject to the holder’s continued employment with the Company.

2017 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Julie M. Howard	16,727	239,133	72,369	1,688,339
Stephen R. Lieberman	—	—	13,424	307,812
Lee A. Spirer	28,028	274,159	27,875	650,834
Monica M. Weed	8,550	110,808	14,215	331,805

(1)

The amounts reported in this column are calculated by multiplying the closing sales price per share of our common stock on the exercise/vesting date by the number of shares acquired on exercise/vesting, less the aggregate exercise price paid in the case of the option awards.

2017 Potential Payments Upon Termination or Change in Control

The following table reflects the potential payments and benefits to which each of our NEOs would be entitled in the event of a termination of his or her employment or change in control of the Company. The amounts shown in the table below are estimates and were calculated assuming that the termination of employment or change in control was effective as of December 31, 2017 based on the employment arrangement that existed between the Company and the respective NEO at such date. The actual amounts that would be paid to a NEO can only be determined at the time of the termination of employment or change in control. In addition, any or all amounts payable to a NEO upon a termination of employment may be delayed for six months following the date of termination if the delay of payment is necessary to comply with Section 409A of the Code. Any cash payment delayed in that manner would also accrue interest. The section entitled “—Employment Arrangements” below contains a summary of the material terms of the employment arrangements we have with each of the NEOs shown in the table below, including terms related to any payments to which the NEO would be entitled in connection with a termination of his or her employment or change in control of the Company.

	Cash Payment ($)(1)	Continuation of Medical/ Welfare Benefits (Present Value) ($)(2)	Acceleration of Equity Awards ($)(3)	Total Termination Payments/ Benefits ($)
Julie M. Howard
Voluntary	—	—	—	—
Death/Disability	4,573,667	12,083	3,619,016	8,204,766
Termination by Company Other Than For Cause	4,573,667	12,083	3,619,016	8,204,766
Termination by Executive for Good Reason	4,573,667	12,083	—	4,585,750
Qualifying Termination in Connection with a Change in Control	6,450,000	12,083	7,315,103	13,777,186
Change in Control	—	—	—	—
Stephen R. Lieberman
Voluntary	—	—	—	—
Death/Disability	280,000	—	766,399	1,046,399
Termination by Company Other Than For Cause	1,155,000	—	766,399	1,921,399
Termination by Executive for Good Reason	1,155,000	—	—	1,155,000
Qualifying Termination in Connection with a Change in Control	2,030,000	—	1,715,252	3,745,252
Change in Control	—	—	—	—
Lee A. Spirer
Voluntary	—	—	—	—
Death/Disability	550,000	—	1,120,203	1,670,203
Termination by Company Other Than For Cause	1,822,000	8,428	1,120,203	2,950,631
Termination by Executive for Good Reason	1,822,000	8,428	—	1,830,428
Qualifying Termination in Connection with a Change in Control	3,094,000	8,428	2,156,578	5,259,006
Change in Control	—	—	—	—
Monica M. Weed
Voluntary	—	—	—	—
Death/Disability	297,000	—	631,912	928,912
Termination by Company Other Than For Cause	1,120,334	4,735	631,912	1,756,981
Termination by Executive for Good Reason	1,120,334	4,735	—	1,125,069
Qualifying Termination in Connection with a Change in Control	1,943,667	4,735	1,283,106	3,231,508
Change in Control	—	—	—	—

(1)

Cash payments in connection with a termination as a result of death or disability; termination by the Company other than for “cause,” or a termination by the NEO for “good reason,” as applicable, were calculated as follows:

•

for Ms. Howard, the cash payment equals two times the sum of her base salary and the average of her three most recent annual bonuses, plus  a pro-rata portion of her annual bonus for the year in which the termination occurs based on an estimate of Company performance for the period before the date of termination, as determined by the compensation committee (which for purposes of reporting the amounts in the table above, we have assumed to be the actual cash bonus awarded to Ms. Howard for 2017); and

•

for Mr. Lieberman, Mr. Spirer and Ms. Weed, in the case of a termination as a result of death or disability, the cash payment equals a pro-rata portion of his or her annual bonus for the year in which the termination occurs based on an estimate of Company performance for the period before the date of termination, as determined by the compensation committee (which for purposes of reporting the amounts in the table above, we have assumed to be the actual cash bonus awarded to the NEOs for 2017), and in the case of a termination of employment by the Company other than for “cause” or a termination by the NEO for “good reason,” the cash payment equals the sum of the NEO’s base salary and the average of his or her annual bonuses for the three most recently completed years  (or such shorter period if employed by the Company for less than three years),  plus  a pro-rata portion of the NEO’s annual bonus for the year in which the termination occurs based on an estimate of Company performance for the period before the date of termination, as determined by the compensation committee (which, for purposes of reporting the amounts in the table above, we have assumed to be the actual cash bonus awarded to the NEO for 2017).

Cash payments in connection with a qualifying termination of employment in connection with a change in control were calculated as follows:

•

for Ms. Howard, the cash payment equals three times the sum of her base salary and the average of her three most recent annual bonuses, plus the pro-rata portion of her annual bonus for the year in which the termination occurs based on an estimate of Company performance for the period before the date of termination, as determined by the compensation committee (which for purposes of this amount in the table above, we have assumed to be the actual cash bonus awarded to Ms. Howard for 2017); and

•

for Mr. Lieberman, Mr. Spirer and Ms. Weed, the cash payment equals two times the sum of his or her base salary and the average of his or her three most recent annual bonuses (or such shorter period if employed by the Company for less than three years), plus a pro-rata portion of his or her annual bonus for the year in which the termination occurs based on an estimate of Company performance for the period before the date of termination, as determined by the compensation committee (which for purposes of reporting these amounts in the table above, we have assumed to be the actual cash bonuses awarded to the NEO for 2017).

(2)

The amounts reported in this column represent the present value of continuing the NEO’s healthcare benefits at the same level and cost to her or him as immediately preceding the date of termination for 24 months (in the case of Ms. Howard) or 12 months (in the case of Mr. Lieberman, Mr. Spirer and Ms. Weed) after the assumed date of termination.

(3)

The amounts reported in this column represent the aggregate value of the restricted stock units and stock options that would vest in connection with a qualifying termination of employment based on the closing sales price per share of our common stock on December 29, 2017 of $19.41.

The agreements setting forth the terms and conditions of the restricted stock unit and stock option awards granted to our NEOs provide for:

•

prorated vesting for any performance-based restricted stock units, based on the Company’s actual performance during the respective performance period (for purposes of reporting the amounts in the table above, we have assumed that the “maximum” performance level was met) and the number of days the NEO was employed during the performance period, in the event of a termination as a result of death or disability or by the Company other than for cause;

•

prorated vesting for any time-based restricted stock units, based on the number of underlying shares that would have vested on the next vesting date and the number of days that have elapsed since the last vesting date through the assumed date of termination, in the event of a termination as a result of death or disability or by the Company other than for cause (or in the case of Mr. Lieberman with respect to the initial award of restricted stock units granted to him upon commencement of his employment with us, a termination of employment by him for “good reason”); and

•

full vesting of the award (with any performance-based restricted stock units vesting at the “maximum” performance level) in the event there is a qualifying termination of employment within 24 months following a change in control of the Company.

Accrued Pay and Regular Retirement Benefits. The amounts reported in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination. These include:

•	accrued salary and, if applicable, vacation pay;
•	distributions of plan balances under the Company’s 401(k) plan; and
•	payments of amounts under life and disability insurance policies.

Employment Arrangements

We have entered into employment arrangements with each of our NEOs that generally provide for minimum base salaries, annual cash bonus opportunities under the Company’s annual incentive plan (subject to the achievement of annual performance goals) and severance benefits in the case of certain termination events, including, in certain cases, in connection with or following a change in control of the Company.

Julie M. Howard

In connection with Ms. Howard’s appointment as our CEO, effective March 1, 2012, we amended and restated our employment agreement with her. The employment agreement automatically extends for one-year terms past the initial five-year term (which ended on March 1, 2017), unless the Company provided notice of our intent not to continue her employment after the expiration of the initial five-year term on at least equivalent terms (other than contract length) (no such notice was provided by the Company), or unless earlier terminated as provided therein. Under the employment agreement Ms. Howard will receive an annual base salary, in an amount determined by the compensation committee (currently $900,000), and is eligible to receive an annual cash incentive bonus under the annual incentive plan for the Company’s executive officers based on the achievement of annual performance goals as determined by the compensation committee. The employment agreement binds Ms. Howard to certain non-solicitation and non-competition restrictions during the term of her employment and for a period of one year thereafter.

The employment agreement provides, among other things, that if the Company terminates Ms. Howard other than for “cause” (as defined in the employment agreement), Ms. Howard terminates her employment for “good reason” (as defined in the employment agreement) or Ms. Howard’s employment is terminated because of death or disability, the Company will pay to Ms. Howard (or her legal representatives) as a severance benefit an amount in cash equal to (i) two times the sum of her base salary and the average of her annual bonuses for the three most recently completed years, plus (ii) a pro rata portion of her annual bonus for the year in which the termination occurs based on an estimate of Company performance for the period before the date of termination, as determined by the compensation committee (subject to subsequent reconciliation based on the Company’s actual performance). In addition, if the Company terminates Ms. Howard other than for cause or disability, Ms. Howard terminates her employment for good reason or Ms. Howard’s employment is terminated because of death, the Company will pay Ms. Howard (or her family in the event of her death) an amount equal to monthly COBRA premiums (less the amount of her portion of such premiums prior to the date of termination) for up to 24 months after the date of termination. If Ms. Howard’s employment is terminated because of disability, Ms. Howard would be entitled to continuation of her healthcare benefits for up to 24 months after the date of termination. However, if the Company terminates Ms. Howard for cause or Ms. Howard terminates her employment other than for good reason, the Company would have no further obligation to Ms. Howard other than the obligation to pay her base salary through the date of termination and any other compensation and benefits then due.

The employment agreement also provides that if, during the one-year period following a change in control, the Company terminates Ms. Howard’s employment other than for cause, death or disability or Ms. Howard terminates her employment for good reason or if, during the one-year period preceding a change in control, the Company terminates Ms. Howard’s employment other than for cause, death or disability in anticipation of a change in control transaction that the Board is actively considering and that is ultimately consummated, the Company will pay to Ms. Howard (or her legal representatives) as a severance payment an amount in cash equal to (i) three times the sum of her base salary and the average of her annual bonuses for the three most recently completed years, plus (ii) a pro rata portion of her annual bonus for the year in which the termination occurs based on an estimate of Company performance for the period before the date of termination, as determined by the compensation committee (subject to subsequent reconciliation based on the Company’s actual performance). In addition, the Company will pay Ms. Howard (or her family in the event of her death) an amount equal to monthly COBRA premiums (less the amount of her portion of such premiums prior to the date of termination) for up to 24 months after the date of termination.

Any compensation paid or awarded to Ms. Howard under the employment agreement is subject to the Company’s clawback policy.

Stephen R. Lieberman, Lee A. Spirer and Monica M. Weed

Pursuant to the terms of their respective at-will offer letters with the Company, each of Mr. Lieberman, Mr. Spirer and Ms. Weed are eligible for the Company’s standard executive severance benefits which generally provide that if the executive’s employment is terminated by the Company without cause or by the executive due to a constructive termination of employment, then the Company will pay the executive a cash severance payment equal to the sum of his or her base salary and the average of his or her annual bonuses for the three most recently completed years (or such shorter period if employed by the Company for less than three years). The offer letter also provides that if (i) during the one-year period following a change in control, the executive’s employment is terminated by the Company without cause or by the executive due to a constructive termination of employment, or (ii) during the six-month period preceding a change in control, the Company terminates the executive’s employment other than for cause, death or disability in anticipation of a change in control transaction that the Board is actively considering and that is ultimately consummated, the Company will pay the executive a cash severance payment equal to two times the sum of (1) his or her base salary and (2) the average of his or her annual bonuses for the three most recently completed years (or such shorter period if employed for less than three years). In the event that the executive’s employment is terminated by reason of death or disability, the Company will also pay the executive COBRA premiums (less the amount of his or her portion of such premiums as in effect prior to the date of termination) for up to 12 months and any earned but unpaid annual bonus for the year prior to his or her termination and a prorated annual bonus based on actual performance for the year in which his or her employment terminates. These executive severance benefits are subject to the executive having been and remaining in compliance with any and all restrictive covenants and other obligations to the Company, including those set forth in the Company’s standard form of executive officer business protection and arbitration agreement.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following disclosure about the relationship of the annual total compensation of our employees to the annual total compensation of Ms. Howard, our CEO.  We believe that the pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.  SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and apply various assumptions and, as result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

For 2017,

•	The median of the annual total compensation of all of our employees, other than Ms. Howard, was $56,602.
•	Ms. Howard’s annual total compensation, as reported in the Total column of the 2017 Summary Compensation Table, was $3,984,115.
•	Based on this information, the ratio of the annual total compensation of Ms. Howard to the median of the annual total compensation of all employees is estimated to be 70 to 1.

As is permitted under the applicable SEC rules, to identify our median employee among our domestic and international employee population, we used “annualized base pay” (i.e., we have calculated the total amount that individuals hired during 2017 would have received had they been employed for the full year) as a consistently applied compensation measure.  We calculated annualized base pay using annual base salary levels, except for hourly workers, for whom we used a reasonable estimate of hours worked during the year, determined based on payroll records, to determine annualized compensation. After identifying the median employee based on annualized base pay, we calculated annual total compensation for that employee using the same methodology we use for our NEOs as set forth in the 2017 Summary Compensation Table.

Director Compensation

For 2017, our non-employee directors received an annual retainer of $80,000. In addition, the chairman of the audit committee and the chairman of the compensation committee each received an additional annual retainer of $15,000, and the chairman of the nominating and governance committee received an additional annual retainer of $10,000. Our Lead Director received an additional annual retainer of $20,000. Any member of the Board who is employed by the Company (or any of its subsidiaries) is not compensated for his or her service on the Board or any of its committees.

All retainers are paid in cash on a quarterly basis, unless a director elects to defer his or her retainer(s) under our directors’ deferred fees plan. This plan provides that a director may elect to defer all or a portion of his or her retainer to an account which earns interest monthly. Payment is then made to a participating director under the plan upon the director’s resignation from the Board or his or her death. A participating director may elect to receive the payment in a lump-sum or in installments over a ten-year period.

The compensation program for our non-employee directors also includes an equity component. In 2017, our non-employee directors received an equity grant consisting of restricted stock units with an aggregate value of $120,000, with the number of restricted stock units awarded to each non-employee director determined based on the average daily closing price of the Company’s common stock during the 30-day calendar period leading up to, but not including, the grant date. All annual equity awards granted to our non-employee directors that are elected or appointed as of that date are made on the same date as our annual meeting of shareholders. On May 16, 2017 (the date of the 2017 annual meeting of our shareholders), each of our non-employee directors then elected to office received an annual equity award consisting of 5,313 restricted stock units granted pursuant to the terms of the Navigant Consulting, Inc. 2017 Long-Term Incentive Plan (the “2017 Plan”). Directors appointed or elected on a date that is not the date of our annual meeting of shareholders receive only a pro-rated portion of this annual award, calculated based on the portion of the year in which the director served from the date of the most recently held annual meeting to the first anniversary thereof.  In connection with her appointment to the Board effective October 24, 2017, Ms. Walsh received a pro-rated initial equity award consisting of 3,932 restricted stock units granted pursuant to the 2017 Plan. The restricted stock units vest upon the earlier of (i) the one-year anniversary of the grant date and (ii) the next annual meeting of our shareholders occurring after the grant date.

The compensation committee has adopted stock ownership guidelines that apply to our non-employee directors and is responsible for monitoring compliance with those guidelines and overseeing that they remain appropriate. These guidelines require each of our non-employee directors to own shares of our common stock (as defined in the guidelines) valued at a minimum of four times their annual retainer (excluding any additional annual retainer earned for chairing a committee or serving as our Lead Director). Although there is no specific period of time by which the stock ownership guidelines must be achieved, each of our non-employee directors is expected to make continuous progress towards the guidelines and, prior to meeting the guidelines, is required to hold at least 75% of the net shares received from the vesting of their equity awards or the exercise of stock options. Even after achieving the stock ownership guidelines, our non-employee directors must also comply with holding period requirements with respect to their equity grants. Under these holding period requirements, each of our non-employee directors is required to hold at least 75% of the net shares received from the vesting of their equity awards or the exercise of stock options for at least one year following the vesting or exercise date. As of the end of 2017, all of our non-employee directors were in compliance with these stock ownership guidelines, including the applicable holding period requirements set forth in the guidelines.

The following table summarizes the total compensation paid to or earned by our non-employee directors for 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Kevin M. Blakely	89,375	108,704	—	—	198,079
Cynthia A. Glassman	90,000	108,704	—	—	198,704
Stephan A. James	95,000	108,704	—	—	203,704
Samuel K. Skinner	80,000	108,704	—	—	188,704
Governor James R. Thompson	100,000	108,704	—	—	208,704
Michael L. Tipsord	85,625	108,704	—	—	194,329
Kathleen E. Walsh(4)	15,000	68,102	—	—	83,102
Randy H. Zwirn	80,000	108,704	—	—	188,704

(1)

Includes an additional annual retainer of $15,000 paid to Mr. Blakely for serving as chairman of the audit committee; an additional annual retainer of $15,000 paid to Mr. James for serving as chairman of the compensation committee; an additional annual retainer of $10,000 paid to Dr. Glassman for serving as chairman of the nominating and governance committee; and an additional annual retainer of $20,000 paid to Governor Thompson for serving as our Lead Director. For 2017, Mr. James, Mr. Skinner, Ms. Walsh and Governor Thompson elected to defer their respective retainers under our directors’ deferred fees plan (see the narrative preceding this table for a description of that plan).

(2)

The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units granted to our non-employee directors during 2017 computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions made in calculating the aggregate grant date fair value of these awards are described in Note 8 – Share-Based Compensation Expense to the notes to the consolidated financial statements in our 2017 Form 10-K. As of December 31, 2017, the aggregate number of shares underlying outstanding restricted stock unit awards for each individual serving as a non-employee director during 2017 was as follows:

Kevin M. Blakely	5,313
Cynthia A. Glassman	5,313
Stephan A. James	5,313
Samuel K. Skinner	5,313
Governor James R. Thompson	5,313
Michael L. Tipsord	5,313
Kathleen E. Walsh	3,932
Randy H. Zwirn	5,313

(3)	As of December 31, 2017, the aggregate number of stock options outstanding for each individual serving as a non-employee director during 2017 was as follows:

Kevin M. Blakely	—
Cynthia A. Glassman	5,909
Stephan A. James	5,909
Samuel K. Skinner	5,909
Governor James R. Thompson	5,909
Michael L. Tipsord	5,909
Kathleen E. Walsh	—
Randy H. Zwirn	—

(4)

Ms. Walsh joined the Board on October 23, 2017; accordingly, the Company prorated her annual cash retainer based on the number of days she served as our director during 2017.  Mr. Yingling joined the Board following in 2018, and thus was not compensated in 2017.

Compensation Committee Interlocks and Insider Participation

No person who served on the compensation committee in 2017 was an officer or employee of the Company during 2017, was formerly an officer of the Company, or had any relationships requiring disclosure by the Company under the SEC’s rules regarding certain relationships and related person transactions. None of our executive officers served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of such committee, the entire board) of another corporation during 2017, where one of the executive officers of the other corporation served on our compensation committee or as one of our directors. None of our executive officers served as a director of another corporation during 2017, where one of the executive officers of the other corporation served on our compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Directors, Executive Officers and Principal Holders

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2018 (unless otherwise indicated) by: (i) each of our directors and director nominees; (ii) each of our NEOs; (iii) all of our directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, based on filings with the SEC. We believe that, except where noted otherwise, each person named below has sole voting and dispositive power with respect to all shares of our common stock shown as beneficially owned by such person, subject to community property laws where applicable.

	Shares Beneficially Owned(1)
Directors, Director Nominees and Executive Officers	Number	Percent
Kevin M. Blakely	12,928	*
Cynthia A. Glassman	81,683	*
Julie M. Howard	412,425	*
Stephan A. James	86,484	*
Rudina Seseri	—	—
Samuel K. Skinner	95,576	*
Governor James R. Thompson	91,129	*
Michael L. Tipsord	118,070	*
Kathleen E. Walsh	3,932	*
Jeffrey W. Yingling	1,535	*
Randy H. Zwirn	21,226	*
Stephen R. Lieberman	40,546	*
Lee A. Spirer	139,966	*
Monica M. Weed	141,641	*
All directors and executive officers as a group (14 persons)	1,245,199	2.75%

Name and Address of 5% Shareholders
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055(2)	5,963,727	13.15%
The Vanguard Group, Inc., 100 Vanguard Blvd., Malvern, PA 19355(3)	4,155,427	9.16%
Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, TX 78746(4)	3,943,155	8.69%
T. Rowe Price Associates, Inc., 100 E. Pratt Street, Baltimore, MD 21202(5)	2,642,352	5.83%

*	Less than 1%.
(1)

Includes shares of our common stock subject to stock options that are or become exercisable within 60 days of May 1, 2018 and shares underlying restricted stock units that are scheduled to vest within 60 days of May 1, 2018 as follows:

	Stock Options	Restricted Stock Units
Kevin M. Blakely	—	5,313
Cynthia A. Glassman	5,909	5,313
Julie M. Howard	289,539	—
Stephan A. James	—	5,313
Rudina Seseri	—	—
Samuel K. Skinner	5,909	5,313
Governor James R. Thompson	5,909	5,313
Michael L. Tipsord	5,909	5,313
Kathleen E. Walsh	—	3,932
Jeffrey W. Yingling	—	1,535
Randy H. Zwirn	—	5,313
Stephen R. Lieberman	16,948	—
Lee A. Spirer	75,032	—
Monica M. Weed	56,061	—
All directors and executive officers as a group (14 persons)	467,125	56,082

(2)

Based solely on information provided in the Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) with the SEC on January 19, 2018. As of December 31, 2017, BlackRock reported having sole voting power with respect to 5,834,199 shares and sole dispositive power with respect to all 5,963,727 shares reported on the Schedule 13G/A. BlackRock reported that several BlackRock subsidiaries beneficially owned our common stock as of December 31, 2017. Of these subsidiaries, only BlackRock Fund Advisors was reported as owning 5% or greater of our outstanding common stock as of December 31, 2017.

(3)

Based solely on information provided in the Schedule 13G/A filed by The Vanguard Group, Inc. (“Vanguard”) with the SEC on February 9, 2018. As of December 31, 2017, Vanguard reported having sole voting power over 52,078 shares, shared voting power over 16,662 shares, sole dispositive power over 4,155,427 shares and shared dispositive power over 63,609 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 46,947 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 21,793 shares as a result of its serving as investment manager of Australian investment offerings.

(4)

Based solely on information provided in the Schedule 13G/A filed by Dimensional Fund Advisors LP (“DFA”) with the SEC on February 9, 2018. As of December 31, 2017, DFA reported having sole voting power with respect to 3,783,570 shares and sole dispositive power with respect to all 3,943,155 shares reported on the Schedule 13G/A. The Schedule 13G/A reported that DFA, a registered investment adviser, furnishes investment advice to four registered investment companies and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (collectively, the “Funds”), and in certain cases, subsidiaries of DFA may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, DFA or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the shares of our common stock that are owned by the Funds and may be deemed to be the beneficial owner of the shares of our common stock held by the Funds. Dimensional disclaimed beneficial ownership of any of the shares reported on the Schedule 13G/A. The Schedule 13G/A further reported that the Funds own all of the shares reported in the Schedule 13G/A and have the right to receive or the power to direct the receipt of dividends or proceeds from the sale of shares of our common stock that are held in their respective accounts and that, to the knowledge of Dimensional, the interest of any one Fund did not exceed 5% of our outstanding common stock as of December 31, 2017.

(5)

Based solely on information provided in the Schedule 13G/A filed by T. Rowe Price Associates, Inc. (“Price Associates”) with the SEC on February 14, 2018. As of December 31, 2017, Price Associates reported having sole voting power with respect to 734,664 shares and sole dispositive power with respect to all 2,416,286 shares reported in the Schedule 13G/A. The Schedule 13G/A reported that, as of December 31, 2017, not more than 5% of our outstanding common stock was owned by any one of Price Associates’ clients for which it serves as investment adviser.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to shares of our common stock that may be issued under our equity compensation plans at December 31, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	614,265	$14.56	2,571,868
Equity compensation plans not approved by security holders	—		—
Total	614,265	$14.56	2,571,868

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, nominees for directors, more than 5% shareholders and immediate family members of these persons. We refer to transactions involving amounts in excess of $120,000 and in which the related person has a direct or indirect material interest as “related person transactions.” In accordance with our written related person transaction policy, any related person transaction must be approved or ratified by the audit committee or, if the audit committee so determines, by all disinterested members of the Board (by the vote of a majority of the disinterested members).

The audit committee considers all relevant factors when determining whether to approve a related person transaction including the following:

•	the size of the transaction and the amount payable to a related person;
•	the nature of the interest of the related person in the transaction;
•	whether the transaction may involve a conflict of interest; and
•

whether the transaction involves the provision of goods or services to us that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to us as would be available in comparable transactions with or involving unaffiliated third parties.

We have not had any related person transactions requiring approval of the audit committee since January 1, 2017.

Director Independence

On an annual basis, the nominating and governance committee reviews and makes recommendations to the Board as to whether individual directors are “independent” for purposes of the applicable SEC rules and NYSE listing standards relating to corporate governance. The nominating and governance committee also makes this determination for new director nominees.  This review is based on all relevant facts and circumstances, as well as criteria set forth in the applicable SEC rules and NYSE listing standards. In addition, the nominating and governance committee considers certain categorical standards approved by the Board to assist it in making independence recommendations. These categorical standards describe certain relationships that are considered immaterial and do not preclude a finding of independence.

Under our Standards for Director Independence, the following relationships are considered immaterial and therefore do not preclude a finding of independence:

1.

The director is affiliated with or employed by a company, partnership or other entity that receives payments from us for services in an amount which, in the current fiscal year, does not exceed the greater of (a) $1 million or

(b) two percent of such other company’s consolidated gross revenues, provided, however, that (i) for purposes of determining whether a director satisfies the additional audit committee independence requirements set forth in the NYSE listing standards and under applicable SEC rules a director may not accept, directly or indirectly, a consulting, advisory or other compensatory fee from us in any amount (other than director and committee fees), and (ii) for purposes of determining whether a director satisfies the additional compensation committee independence requirements set forth in the NYSE listing standards, the Board will consider the source of compensation of such director, including any consulting, advisory or other compensatory fee from us (other than director and committee fees).

2.

The director is an employee, officer or director of a foundation, university or other non-profit organization to which we give directly, or indirectly through the provision of services, less than $250,000 during the year in question.

3.

In any cases where payments are made by us “indirectly” to an immediate family member of a director, as for example fees paid to a law firm in which such immediate family member is a partner, if such immediate family member disclaims and does not accept any share of payments, the Board will not consider that such payments preclude the director from being considered “independent” for all purposes, including service on the audit committee or the compensation committee.

A copy of these categorical standards is posted on our website at www.navigant.com/about under “Corporate Governance.”

Based on the review and recommendation of the nominating and governance committee, the Board affirmed that, except for Ms. Howard, all of the Company’s directors and nominees for election to the Board at the annual meeting (that is, Mr. Blakely, Dr. Glassman, Mr. James, Ms. Seseri, Mr. Skinner, Mr. Tipsord, Gov. Thompson, Ms. Walsh, Mr. Yingling and Mr. Zwirn), are “independent” within the meaning of the NYSE listing standards, applicable SEC rules and our Standards for Director Independence. In addition, the Board affirmed that all of the members of the audit committee satisfy the NYSE’s and SEC’s additional requirements for audit committee independence and that all of the members of the compensation committee satisfy the NYSE’s and the SEC’s additional requirements for compensation committee independence.

Item 14.	Principal Accountant Fees and Services.

 Independent Registered Public Accounting Firm

KPMG LLP, our independent registered public accounting firm, has provided an unqualified opinion regarding our consolidated financial statements as of and for the year ended December 31, 2017 and the effectiveness of our internal control over financial reporting as of December 31, 2017. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual consolidated financial statements for 2016 and 2017 and fees billed for other services rendered by KPMG LLP. The audit committee reviewed 100% of the services provided by KPMG LLP with respect to such fees and concluded that such services were compatible with maintaining KPMG LLP’s independence. The audit committee is responsible for audit fee negotiations associated with the retention of KPMG LLP as the Company’s independent registered public accounting firm.

The audit committee reviews and pre-approves both audit and permitted non-audit services provided by KPMG LLP and will not approve any engagement of KPMG LLP to perform any non-audit services prohibited by law or regulation. At each regular audit committee meeting, the audit committee receives updates on the services actually provided by KPMG LLP, and management may submit additional services for pre-approval. The audit committee has delegated to the chairman of the audit committee the authority to evaluate and approve engagements on behalf of the audit committee in the event that a need arises for pre-approval between regular audit committee meetings. If the chairman of the audit committee so approves any such engagements, he will report that approval to the full audit committee at the next audit committee meeting.

Each year, the independent registered public accounting firm’s engagement to audit our annual consolidated financial statements is approved by the audit committee before the filing of the preceding year’s Annual Report on Form 10-K.

	2017	2016
Audit fees	1,917,145	$1,761,625
Audit-related fees(1)	117,651	117,600
Audit and audit-related fees	2,034,796	1,879,225
Tax fees	—	14,900
All other fees(2)	—	—
Total fees	2,034,796	$1,894,125

(1)

Audit-related fees consist of fees for a report on our controls as a service organization under Statement on Standards for Attestation Engagements (SSAE) No. 16, performed at the request of certain clients of the Company.

(2)	All other fees are comprised primarily of acquisition due diligence services.

Part IV

Item  15.Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and financial statement schedule filed as part of the Original 10-K are listed in the Index accompanying the Consolidated Financial Statements in the Original 10-K.

(b) The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

Date: April 30, 2018	/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer