Form 10-Q
period 2018-03-31
NAVIGANT CONSULTING INC
filed 2018-05-02
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 45,187,592 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “could,” “intend,” “estimate,” “expect,” “continue,” “plan,” “outlook” and similar expressions. These statements are based upon management’s current expectations and speak only as of the date of this quarterly statement. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements including, without limitation: the execution of the Company’s long-term growth objectives and margin improvement initiatives; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions and divestitures and complete such acquisitions and divestitures in the time anticipated; pace, timing and integration of acquisitions; operational risks associated with new or expanded service areas, including business process management services; impairments; changes in accounting standards or tax rates, laws or regulations; management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; conflicts of interest; potential loss of clients or large engagements and the Company’s ability to attract new business; brand equity; competition; accurate pricing of engagements, particularly fixed fee and multi-year engagements; clients’ financial condition and their ability to make payments to the Company; risks inherent with litigation; higher risk client assignments; government contracting; professional liability; information security; the adequacy of our business, financial and information systems and technology; maintenance of effective internal controls; potential legislative and regulatory changes; continued and sufficient access to capital; compliance with covenants in our credit agreement; interest rate risk; and market and general economic and political conditions. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included under the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in the Company’s filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website or at investors.navigant.com. The Company cannot guarantee any future results, levels of activity, performance or achievement and undertakes no obligation to update any of its forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,646	$8,449
Accounts receivable, net and contract assets	288,744	267,841
Prepaid expenses and other current assets	33,616	32,921
Total current assets	329,006	309,211
Non-current assets:
Property and equipment, net	87,921	89,169
Intangible assets, net	19,247	21,053
Goodwill	638,953	637,287
Other assets	23,210	23,544
Total assets	$1,098,337	$1,080,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,345	$12,398
Accrued liabilities	15,923	13,895
Accrued compensation-related costs	60,567	96,773
Income tax payable	7,171	4,720
Other current liabilities	32,633	38,895
Total current liabilities	126,639	166,681
Non-current liabilities:
Deferred income tax liabilities	62,665	61,131
Other non-current liabilities	32,000	32,174
Bank debt non-current	184,327	132,944
Total non-current liabilities	278,992	226,249
Total liabilities	405,631	392,930
Stockholders' equity:
Common stock	58	58
Additional paid-in capital	662,924	659,825
Treasury stock	(235,723)	(224,366)
Retained earnings	282,999	270,995
Accumulated other comprehensive loss	(17,552)	(19,178)
Total stockholders' equity	692,706	687,334
Total liabilities and stockholders' equity	$1,098,337	$1,080,264

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the three months ended
	March 31,
	2018	2017
Revenues before reimbursements	$243,879	$236,211
Reimbursements	20,641	21,626
Total revenues	264,520	257,837
Cost of services before reimbursable expenses	171,406	165,052
Reimbursable expenses	20,641	21,626
Total cost of services	192,047	186,678
General and administrative expenses	44,362	41,484
Depreciation expense	6,845	7,473
Amortization expense	1,856	2,319
Other operating costs:
Contingent acquisition liability adjustments, net	-	1,199
Other costs	983	107
Operating income	18,427	18,577
Interest expense	1,316	1,069
Interest income	(119)	(31)
Other expense (income), net	390	(217)
Income before income tax expense	16,840	17,756
Income tax expense	4,987	6,660
Net income	$11,853	$11,096

Basic net income per share	$0.26	$0.24
Shares used in computing basic per share data	45,120	46,932

Diluted net income per share	$0.25	$0.23
Shares used in computing diluted per share data	46,834	48,969

Net income	$11,853	$11,096
Other comprehensive income, net of tax
Unrealized net gain, foreign currency translation	1,369	830
Unrealized net gain on interest rate derivatives	250	11
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	7	20
Other comprehensive gain, net of tax	1,626	861
Total comprehensive income, net of tax	$13,479	$11,957

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stock-holders' Equity
Balance at December 31, 2017	58,047	(12,661)	$58	$659,825	$(224,366)	$(19,178)	$270,995	$687,334
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 3)	-	-	-	-	-	-	151	151
Comprehensive income	-	-	-	-	-	1,626	11,853	13,479
Issuances of common stock	89	-	-	1,238	-	-	-	1,238
Vesting of restricted stock units, net of forfeitures and tax withholdings	94	-	-	(1,516)	-	-	-	(1,516)
Share-based compensation expense	-	-	-	3,377	-	-	-	3,377
Repurchases of common stock	-	(569)	-	-	(11,357)	-	-	(11,357)
Balance at March 31, 2018	58,230	(13,230)	$58	$662,924	$(235,723)	$(17,552)	$282,999	$692,706

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$11,853	$11,096
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	6,845	7,473
Amortization expense	1,856	2,319
Share-based compensation expense	3,377	3,022
Deferred income taxes	968	1,339
Allowance for doubtful accounts receivable	3,130	4
Contingent acquisition liability adjustments, net	-	1,199
Other, net	1,007	651
Changes in assets and liabilities (net of acquisitions):
Accounts receivable, net and contract assets	(23,615)	(4,279)
Prepaid expenses and other assets	(716)	(1,197)
Accounts payable	(2,100)	(81)
Accrued liabilities	2,200	584
Accrued compensation-related costs	(36,458)	(49,256)
Income taxes payable	2,926	4,353
Other liabilities	(6,120)	(188)
Net cash used in operating activities	(34,847)	(22,961)
Cash flows from investing activities:
Purchases of property and equipment	(5,750)	(13,789)
Other, net	-	(116)
Net cash used in investing activities	(5,750)	(13,905)
Cash flows from financing activities:
Issuances of common stock	1,238	1,914
Repurchases of common stock	(11,357)	(4,961)
Repayments to banks	(79,144)	(150,800)
Borrowings from banks	129,677	193,802
Payments of debt issuance costs	-	(1,166)
Other, net	(1,596)	(1,327)
Net cash provided by financing activities	38,818	37,462
Effect of exchange rate changes on cash and cash equivalents	(24)	245
Net (decrease) increase in cash and cash equivalents	(1,803)	841
Cash and cash equivalents at beginning of the period	8,449	8,291
Cash and cash equivalents at end of the period	$6,646	$9,132

Supplemental Unaudited Consolidated Cash Flow Information

(In thousands)

	For the three months ended
	March 31,
	2018	2017
Interest paid	$1,014	$1,172
Income taxes paid, net of refunds	$891	$918

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2018.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2018 (“2017 Form 10-K”).

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

Certain prior year results have been reclassified to reflect current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On January 1, 2018 we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). For updates to our revenue recognition policy see Note 3 – Revenue Recognition.  Other than Topic 606, there have been no material changes to our significant accounting policies and estimates from the information provided in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. We determined that the manner in which we classify our contingent acquisition liability payments in the consolidated statement of cash flows will change.  Based on our evaluation, adoption of this standard requires a reclassification of a portion of the payments previously reported as financing activities for comparative periods in the statement of cash flows within our consolidated financial statements issued for periods beginning on or after January 1, 2018. Under this guidance, portions of these payments have been reclassified from financing activities to operating activities. We applied this change retrospectively, and it did not have a material impact on our consolidated financial statements.

On January 1, 2018, we adopted ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805), which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We applied this change prospectively, and it did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220).  This update addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act (“Tax Reform”) on items within accumulated other comprehensive income (loss). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new accounting standard on its consolidated financial statements.

3.	REVENUE RECOGNITION

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Topic 606 and all the related amendments (“new revenue standard”) to all contracts with customers not completed as of the adoption date using the cumulative catch-up transition (modified retrospective) method. Results as of January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. As a result of the adoption, we recorded a net increase to opening retained earnings of $0.2 million, net of tax, with the impact primarily relating to certain contracts that include event-based variable consideration.  Previously, we recognized event-based variable fees when contractual milestones or obligations were met, however, Topic 606 requires us to estimate and recognize the revenue from certain event-based variable fees over the period of performance to the extent that it is probable that a significant reversal will not occur.

Effect of the Adoption of Topic 606

For the three months ended March 31, 2018 we recorded $2.8 million in additional revenue related to estimated variable consideration, which would not have been recognized under the prior revenue recognition guidance and have been included in accounts receivable, net and contract assets. Prior year results are presented in accordance with historical accounting. See our 2017 Form 10-K for our historical accounting policy.

Significant Accounting Policy

We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods and services.

The majority of our revenues are generated from providing professional services under the following types of arrangements: time and material, fixed-fee, units of production and event or performance-based.

For our time and material arrangements, the amounts charged correspond directly to the value our clients receive. These arrangements qualify for the right to invoice practical expedient which allows revenue to be recognized based on the number of hours worked by our Client-Service FTE at the contracted bill rates. In some cases, our time and materials engagements are subject to a maximum fee amount not to be exceeded, in which case we periodically evaluate the progress of work performed to ensure that the maximum amount billable to the client is not expected to be exceeded. Similarly, our units of production arrangements where the fee is unit/output priced at a per unit value qualifies for the right to invoice practical expedient. As such, revenue for units of production is recognized based on measures such as the number of items processed at agreed-upon rates.

With our fixed-fee arrangements, we are contracted to complete a pre-determined set of professional services for a pre-determined fee (transaction price). However, the fee and engagement scope can be adjusted based on a mutual agreement between us and the client. In many cases, the recording of fixed revenue amounts requires us to make an estimate of the total amount of work to be performed, and revenues are then recognized as efforts are expended based on hours worked unless another method such as output or straight-line is more representative of value transferred to the client.

We also have certain arrangements in which the fees are dependent on the completion of contractually defined outcomes. In many cases, this fee is earned in addition to an hourly or fixed-fee. These fees are rewarded when certain contractual milestones or outcomes are met. Contractually defined outcomes may be event-based or performance-based (for example based on obtaining a key performance indicator).  For certain of these arrangements, the variable consideration is estimated at the expected value and subject to constraint based on risks specific to the contract.  The estimate is evaluated in each reporting period and included in the total transaction price to the extent it is probable that a significant reversal of revenue will not occur. Transaction price is then recognized into revenue based upon efforts expended based on hours worked unless another method is more representative of revenue earned.  In some cases, the estimation of the variable fees is complex and subject to many variables and may require significant judgement.

The majority of our contracts have a single performance obligation. However, when certain arrangements have more than one performance obligation that are distinct from one another the transaction price is allocated to the separate performance obligations based on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing or margins. Generally, we consider each of consulting/advisory services, transaction advisory or software based fees as one distinct performance obligation.

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are passed through to clients as contractually allowed. Reimbursable expenses are considered a variable portion of the transaction price and are recognized into revenue consistent with the measure of progress of the respective performance obligation.

Contract Assets and Liabilities

We define contract assets as revenues recognized for fixed-fee, event-based or performance-based arrangements for which we are not contractually able to bill.  These contract assets are included in accounts receivable, net and contract assets within the consolidated balance sheets. As of March 31, 2018, and December 31, 2017 contract assets were not material. In most cases, our standard fixed fee contracts allow for monthly billing.

We define contract liabilities as advance payments or billings to our customers for services that have not yet been performed or earned and retainers. These liabilities are recorded within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. As of March 31, 2018 and December 31, 2017 contract liabilities was $22.4 million and $28.0 million, respectively. During the three months ended March 31, 2018 $16.0 million was recognized into revenue from the opening balance. The remaining change related to amounts billed or payments received for work not yet performed.

Performance Obligations

For disclosure purposes, we apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with an enforceable duration of one year or less. We also apply the practical expedient to exclude those amounts for contracts in which we apply the right to invoice. The majority of our contracts include termination for convenience clauses which generally require 30 days notice with no penalty. The notice period required determines the contract duration resulting in very few agreements which are contractually enforceable beyond one year. As such the total amount of unsatisfied performance obligations beyond one year is not significant. As of March 31, 2018 we had approximately $38.4 million of remaining performance obligations which are expected to be satisfied beyond one year.

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

•

The Financial Services Advisory and Compliance segment provides strategic, operational, valuation, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support tax compliance and valuation services to clients in a broad variety of industries.

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

During the three months ended March 31, 2018, we moved our life sciences regulatory and compliance related business from the Disputes, Forensics and Legal Technology reporting segment into the Healthcare reporting segment. The change better aligns this group with our life sciences team within Healthcare as they have comparable client types and address similar business issues and industry dynamics. Prior year results have been adjusted to conform to current year presentation.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended
	March 31,
	2018	2017
Revenues before reimbursements:
Healthcare	$90,149	$94,010
Energy	33,704	32,498
Financial Services Advisory and Compliance	41,386	32,907
Disputes, Forensics and Legal Technology	78,640	76,796
Total revenues before reimbursements	$243,879	$236,211

Total revenues:
Healthcare	$98,712	$103,016
Energy	37,637	37,722
Financial Services Advisory and Compliance	45,571	36,855
Disputes, Forensics and Legal Technology	82,600	80,244
Total revenues	$264,520	$257,837

Segment operating profit:
Healthcare	$20,390	$28,472
Energy	10,728	8,879
Financial Services Advisory and Compliance	16,031	11,614
Disputes, Forensics and Legal Technology	27,908	25,480
Total segment operating profit	75,057	74,445

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	44,362	41,484
Depreciation expense	6,845	7,473
Amortization expense	1,856	2,319
Other operating costs, net	983	1,306
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	2,584	3,286
Operating income	18,427	18,577
Interest and other expense, net	1,587	821
Income before income tax expense	$16,840	$17,756

Total assets allocated by segment include accounts receivable, net and contract assets, certain retention-related prepaid assets, intangible assets, net and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Healthcare	$416,227	$419,894
Energy	120,711	115,478
Financial Services Advisory and Compliance	102,775	95,534
Disputes, Forensics and Legal Technology	334,924	321,844
Unallocated assets	123,700	127,514
Total assets	$1,098,337	$1,080,264

5.	GOODWILL AND INTANGIBLE ASSETS, NET

During the three months ended March 31, 2018, we moved our life sciences regulatory and compliance related business from our Disputes, Forensics and Legal Technology into the Healthcare reporting segment to align with similar clients and industry (see Note 4 – Segment Information). As a result, a portion of the Disputes, Forensics and Legal Technology reporting unit was reclassed into Healthcare. We used the relative fair value approach based on an evaluation of expected future discounted cash flows to determine the reclassification amount. The changes made to the goodwill balances of our reporting units, including the reclassification for the three months ended March 31, 2018 and the year ended December 31, 2017, were as follows (shown in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics and Legal Technology	Total Company
Gross goodwill at December 31, 2017	$278,130	$80,109	$54,462	$352,056	$764,757
Segment reclassification	15,934	-	-	(15,934)	-
Gross goodwill at December 31, 2017 adjusted	$294,064	$80,109	$54,462	$336,122	$764,757
Adjustments	(50)	200	(6)	(26)	118
Foreign currency translation	(50)	274	319	1,005	1,548
Gross goodwill at March 31, 2018	293,964	80,583	54,775	337,101	766,423
Accumulated goodwill impairment	-	-	-	(122,045)	(122,045)
Accumulated amortization	-	-	-	(5,425)	(5,425)
Net goodwill at March 31, 2018	$293,964	$80,583	$54,775	$209,631	$638,953

	Healthcare	Energy	Financial Services Advisory and Compliance	Disputes, Forensics and Legal Technology	Total Company
Gross goodwill at December 31, 2016	$272,032	$77,924	$53,784	$348,757	$752,497
Segment reclassification	15,934	-	-	(15,934)	-
Gross goodwill at December 31, 2016 adjusted	$287,966	$77,924	$53,784	$332,823	$752,497
Acquisitions	5,837	-	-	-	5,837
Adjustments	9	1,231	(35)	(154)	1,051
Foreign currency translation	252	954	713	3,453	5,372
Gross goodwill at December 31, 2017 adjusted	294,064	80,109	54,462	336,122	764,757
Accumulated goodwill impairment	-	-	-	(122,045)	(122,045)
Accumulated amortization	-	-	-	(5,425)	(5,425)
Net goodwill at December 31, 2017	$294,064	$80,109	$54,462	$208,652	$637,287

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

We have reviewed our most recent financial projections and considered the segment change as of March 31, 2018 and determined that there was no indication of impairment.  We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test as of May 31, 2018.

Intangible assets consisted of (in thousands):

	March 31,	December 31,
	2018	2017
Intangible assets:
Customer lists and relationships	$110,387	$109,624
Non-compete agreements	24,292	24,217
Other	28,904	28,985
Intangible assets, at cost	163,583	162,826
Less: accumulated amortization	(144,336)	(141,773)
Intangible assets, net	$19,247	$21,053

Our intangible assets have estimated remaining useful lives ranging up to seven years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2018, our intangible assets categories were as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.6	$16,497
Non-compete agreements, net	2.9	1,797
Other intangible assets, net	2.8	953
Total intangible assets, net	4.3	$19,247

Total amortization expense was $1.9 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively. The estimated annual aggregate amortization expense to be recorded in the next five years related to intangible assets at March 31, 2018 is as follows (in thousands):

Year Ending December 31,	Amount
2018 (includes January - March)	$6,773
2019	4,621
2020	3,555
2021	3,705
2022	683
2023	1,081

6.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares were as follows (in thousands and based on the weighted average days outstanding for the periods):

	For the three months ended March 31,
	2018	2017
Basic shares	45,120	46,932
Employee stock options	153	247
Restricted stock units	1,544	1,677
Contingently issuable shares	17	113
Diluted shares	46,834	48,969
Antidilutive shares (1)	33	3

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

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the three months ended
	March 31,
	2018	2017
Amortization of restricted stock unit awards	$3,206	$2,656
Amortization of stock option awards	34	219
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	137	147
Total share-based compensation expense	$3,377	$3,022

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended
	March 31,
	2018	2017
Cost of services before reimbursable expenses	$1,228	$1,617
General and administrative expenses	2,149	1,405
Total share-based compensation expense	$3,377	$3,022

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses.

At March 31, 2018, we had $12.8 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the three months ended March 31, 2018, we granted an aggregate of 212,646 share-based awards, consisting of restricted stock units with an aggregate fair value of $4.3 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

8.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net and Contract Assets

The components of accounts receivable, net and contract assets, were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Billed amounts	$200,785	$194,694
Engagements in process	119,537	102,026
Allowance for uncollectible billed amounts	(19,474)	(18,274)
Allowance for uncollectible engagements in process	(12,104)	(10,605)
Accounts receivable, net and contract assets	$288,744	$267,841

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Engagements in process include contract assets.  See Note 3 – Revenue Recognition for information on contract assets. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Notes receivable - current	$2,671	$3,047
Prepaid recruiting and retention incentives - current	9,546	8,705
Other prepaid expenses and other current assets	21,399	21,169
Prepaid expenses and other current assets	$33,616	$32,921

Other Assets

The components of other assets were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Notes receivable - non-current	$5,665	$6,260
Capitalized client-facing assets	1,153	1,803
Prepaid recruiting and retention incentives - non-current	9,860	8,611
Prepaid expenses and other non-current assets	6,532	6,870
Other assets	$23,210	$23,544

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

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the periods in which they are recoverable from the employees, which periods averaging three years. During the three months ended March 31, 2018 and 2017, we granted $5.1 million and $2.7 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Furniture, fixtures and equipment	$74,515	$72,776
Software	95,013	93,883
Leasehold improvements	60,509	57,689
Property and equipment, at cost	230,037	224,348
Less: accumulated depreciation and amortization	(142,116)	(135,179)
Property and equipment, net	$87,921	$89,169

During the three months ended March 31, 2018, we invested $5.8 million in property and equipment, including $3.1 million in leasehold improvements, $2.1 million in technology infrastructure and software, and $0.6 million in furniture and other equipment.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Deferred acquisition liabilities - current	$3,698	$3,897
Contract liabilities	22,368	27,979
Deferred rent - current	3,450	3,341
Other current liabilities	3,117	3,678
Total other current liabilities	$32,633	$38,895

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Deferred acquisition liabilities - non-current	$1,945	$1,972
Deferred rent - non-current	28,506	28,534
Other non-current liabilities	1,549	1,668
Total other non-current liabilities	$32,000	$32,174

Deferred acquisition liabilities, current and non-current, at March 31, 2018 consisted of cash obligations related to contingent and definitive purchase price considerations recorded at fair value and net present value, respectively. See Note 13 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At March 31, 2018, other non-current liabilities included $0.5 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client service employees and leaders, we grant restricted stock units which vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

Contract liabilities represents advance billings to our clients for services that have not yet been performed and earned. Further information regarding the amount of revenue recognized of the beginning contract liabilities balance in the three months ended March 31, 2018 can be found in Note 3 - Revenue Recognition. As a result of our adoption of Topic 606, as of January 1, 2018 we renamed Deferred Revenue to Contract liabilities.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss was as follows (in thousands):

	For the three months ended
	March 31,
	2018	2017
Unrealized loss on foreign exchange:
Balance at beginning of period	$(19,308)	$(25,166)
Unrealized gain on foreign exchange	1,369	830
Balance at end of period	$(17,939)	$(24,336)

Unrealized loss on derivatives:
Balance at beginning of period	$130	$(40)
Unrealized gain on derivatives in period, net of reclassification	250	11
Reclassified to interest expense	10	34
Income tax expense	(3)	(14)
Balance at end of period	$387	$(9)

	2018	2017
Accumulated other comprehensive loss at March 31,	(17,552)	(24,345)

10.	DERIVATIVES AND HEDGING ACTIVITY

During the three months ended March 31, 2018, the interest rate derivatives outstanding were as follows (summarized based on month of execution):

	Number of				Total Notional Amount
Month executed	Contracts	Beginning Date	Maturity Date	Rate	(millions)
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0
April 2017	2	April 13, 2017	April 30, 2020	1.81%	$15.0
July 2017	4	July 31, 2017	July 31, 2020	1.78%	$17.5

We expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the three months ended March 31, 2018. During both the three months ended March 31, 2018 and 2017, we recorded nil in interest expense associated with differentials received or paid under the interest rate derivatives.

11.	BANK DEBT

Our credit agreement provides a $400 million revolving credit facility. The credit facility becomes due and payable in full upon maturity on March 28, 2022. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500 million. Borrowings and repayments under the credit facility may be made in multiple currencies including United States (U.S.) Dollars, Canadian Dollars, United Kingdom (U.K.) Pound Sterling and Euro.

At March 31, 2018, we had aggregate borrowings outstanding of $184.3 million, compared to $132.9 million at December 31, 2017. Based on our financial covenants at March 31, 2018, approximately $211.7 million in additional borrowings were available to us under the credit facility. At March 31, 2018, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At March 31, 2018, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 10 — Derivatives and Hedging Activity) was 3.0% and 2.7% for the three months ended March 31, 2018 and 2017, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At March 31, 2018, under the definitions in the credit agreement, our consolidated leverage ratio was 1.3:1 and our consolidated interest coverage ratio was 23.6:1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at March 31, 2018; however, there can be no assurances that we will remain in compliance in the future.

12.	INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Reform. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

While Tax Reform provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. We elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, our effective tax rate increased by 0.7% for the three months ended March 31, 2018. In conjunction with the GILTI provisions, the new law provides a 13.125% effective tax rate on excess returns earned directly from foreign services. Specifically, the new law allows us a deduction equal to foreign derived intangible income ("FDII"). Our FDII is the amount of our "deemed intangible income" that is attributable to the performance of services for foreign persons or with respect to property outside the U.S. The FDII provisions allow us to deduct from our U.S. income tax return foreign services income in excess of a minimum return on our tangible assets. As a result of the FDII provisions, our effective tax rate decreased by 2.7% for the three months ended March 31, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. We recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of Tax Reform. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three months ended March 31, 2018, our effective tax rate increased by 0.7% due to adjustments to its provisional amounts included in our consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in October of 2018.

13.	FAIR VALUE

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the three months ended March 31, 2017, we recorded $1.2 million in other operating costs for a net increase in the liability, reflecting changes in the fair value estimate of the deferred contingent acquisition liability for certain acquisitions made in 2016 (see Note 3 – Acquisitions to the consolidated financial statements in our 2017 Form 10-K). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the three months ended
	March 31,
	2018	2017
Beginning Balance	$3,870	$1,723
Accretion of acquisition-related contingent consideration	59	49
Remeasurement of acquisition-related contingent consideration	-	1,199
Payments	(204)	-
Ending Balance	$3,725	$2,971

At March 31, 2018, the carrying value of our bank debt approximated fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, net and contract assets and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2018 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2018
Interest rate derivatives, net	$-	$(535)	$-	$(535)
Deferred contingent acquisition liabilities	$-	$-	$3,725	$3,725
At December 31, 2017
Interest rate derivatives, net	$-	$(213)	$-	$(213)
Deferred contingent acquisition liabilities	$-	$-	$3,870	$3,870

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additional information about our operations is included in Part I, Item 1, “Business” of our 2017 Form 10-K.

Revenues and Expenses

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The majority of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain event-based or performance-based contractual milestones or outcomes. We estimate and recognize the revenue from such contingent fees over the period of performance to the extent that it is probable that a significant reversal will not occur. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of such contractual outcomes and our ability to consider these revenues earned and realized. Revenues are also earned on a per unit or subscription basis, generally for our technology-based service offerings. On January 1, 2018 we adopted Topic 606 on a modified retrospective basis.  As such, results for the three months ended March 31, 2018 are presented under the new standard while the comparable results are presented using our historic accounting.  During the three months ended March 31, 2018 we recorded $2.8 million in estimated event-based fees as a result of the new guidance.  See Note 3 – Revenue Recognition to the notes to our unaudited financial statements for further information.

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

Acquisitions

For details regarding our acquisitions, see Note 3 – Acquisitions to the consolidated financial statements in our 2017 Form 10-K. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented has been included in our discussion below.

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

Additional highlight

On April 10, 2018, we announced that we formed a joint venture with Baptist Health South Florida.  Through this joint venture we will leverage the business process management services team within the Healthcare segment to help drive efficiencies and improved revenue collection, cash flow and cost management for the Baptist Health system.  We are still finalizing the impact of the joint venture on our future results however as with many of our large engagements we expect lower profitability during the ramp-up period.

Results of Operations

Key highlights of our results of operations for the three months ended March 31, 2018 and 2017 were:

RBR increased 3.2% over the prior year period, mainly due to organic RBR growth within our Financial Services Advisory and Compliance segment partially offset by a decrease within the Healthcare segment. Event-based fees for the three months ended March 31, 2018 and 2017 were $5.1 million and $4.6 million, respectively.  Cost of services before reimbursable expenses increased 3.8% and general and administrative expenses increased 6.9%. Our effective income tax rate for the three months ended March 31, 2018 and 2017 was 29.6% and 37.5%, respectively. Net income for the three months ended March 31, 2018 and 2017 was $11.9 million and $11.1 million, respectively. Net income increased mainly as a result of Tax Reform which was signed into law December 22, 2017. See Note 12 – Income Taxes to the notes to our unaudited financial statements for further information.

				2018 over
				2017
		For the three months ended		Increase
		March 31,		(Decrease)
		2018	2017	Percentage
Key operating metrics:
Average FTE
-Consulting		1,898	1,907	(0.5)
-Technology, Data & Process		3,032	2,805	8.1
-Non-billable		1,002	912	9.9
Period end FTE
-Consulting		1,888	1,896	(0.4)
-Technology, Data & Process		2,956	2,903	1.8
-Non-billable		1,010	922	9.5
Average bill rate		$289	$285	1.4
Utilization	%	73%	73%	-

Key Operating Metrics

Average FTE – Consulting was relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Average FTE – Technology, Data & Process increased 8.1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017; however, Period end FTE – Technology, Data & Process reflects actions taken towards the end of the quarter mainly as a result of the decline in business process management services work within our Healthcare segment. A portion of the increase in Average FTE – Technology, Data & Process was due to the expansion of our team located in India. Average Non-billable FTE increased 9.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase primarily relates to the transfer of FTE from our Healthcare segment and new hires to support the buildout of a centralized data management and analytic team largely located in India.  Costs relating to this team are charged back to cost of services before reimbursable expenses as the team is predominantly used for solution development and client support. Utilization levels were 73% for the three months ended March 31, 2018 and 2017, and average bill rate increased 1.4% to $289 over the same periods.

Results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue before Reimbursements. See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 3.8% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to higher compensation and benefits expenses resulting from Average Technology, Data & Process FTE increases mainly within our Healthcare segment as well as annual wage increases. In addition, we incurred higher strategic development costs within the Healthcare segment during the three months ended March 31, 2018 compared to the corresponding period in 2017. Severance expense relating to Client-Service FTE was $1.8 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively, primarily related to the Healthcare segment in the current year period.

General and Administrative Expenses. General and administrative expenses increased 6.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was mainly due to higher bad debt expense mainly as a result of a large collection and resulting reversal of the reserve during the three months ended March 31, 2017.  Bad debt expense for the three months ended March 31, 2018 and 2017 was $3.1 million and nil, respectively. In addition, long term compensation and incentive bonus expenses increased mainly due to accelerated stock-based compensation as a result of retirement eligibility at time of grant. Severance expense for the three months ended March 31, 2018 and 2017 was nil and $0.2, respectively.

General and administrative expenses as a percent of RBR were 18.2% for the three months ended March 31, 2018 as compared to 17.6% for the three months ended March 31, 2017. The increase relates primarily to higher bad debt expense. Excluding bad debt expense general and administrative expenses as a percent of RBR were 16.9% for the three months ended March 31, 2018 as compared to 17.6% for the three months ended March 31, 2017.

Depreciation Expense. Depreciation expense decreased 8.4% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to fully depreciated computer software and hardware, partially offset by an increase in leasehold improvement depreciation.

Amortization Expense. Amortization expense decreased 20.0% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Interest Expense. Interest expense increased 23.1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to higher interest rates partially offset by lower financing fees. Average borrowing rates were 3.0% and 2.7% for the three months ended March 31, 2018 and 2017, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the three months ended March 31, 2018 and 2017 was 29.6% and 37.5%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was directly attributable to the impact of Tax Reform that reduced the U.S. Federal Corporate income tax rate from 35.0% to 21.0% effective January 1, 2018.

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

During the three months ended March 31, 2018, we moved our life sciences regulatory and compliance related business from the Disputes, Forensics and Legal Technology reporting segment into the Healthcare reporting segment. The change better aligns this group with our life sciences team within Healthcare as they have comparable client types and address similar business issues and industry dynamics. Prior year results have been adjusted to conform to current year presentation.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Healthcare
			2018 over
			2017
	For the three months		Increase
	ended March 31,		(Decrease)
	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$90,149	$94,010	(4.1)
Total revenues (in 000s)	$98,712	$103,016	(4.2)
Segment operating profit (in 000s)	$20,390	$28,472	(28.4)
Key segment operating metrics:
Segment operating profit margin	22.6%	30.3%	(25.4)
Average FTE - Consulting	648	645	0.5
Average FTE - Technology, Data & Process	2,706	2,467	9.7
Average utilization rates based on 1,850 hours	71%	76%	(6.6)
Average bill rate	$263	$272	(3.3)

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

RBR for this segment decreased 4.1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. RBR decreased due to fewer large engagements in the current period.  These decreases were partially offset by higher event-based fees driven mainly by the adoption of Topic 606 on January 1, 2018 which requires event-based fees to be estimated and recognized based on efforts expended on the engagement (See Note 3 – Revenue Recognition to the notes to our unaudited consolidated financial statements). Event-based fees were $3.2 million and $0.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Average FTE – Consulting was relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Average FTE – Technology, Data & Process increased 9.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 mainly due to reasons discussed above. Utilization decreased 6.6% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the decrease in engagement size. Average bill rate decreased 3.3% to $263, mainly due to a change in project mix.

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, segment operating profit and segment operating profit margin decreased $8.1 million and 7.7 percentage points, respectively. These decreases were attributable to higher strategic development costs, increased headcount within our business process management services and the maintenance of resources in consulting, in anticipation of improving demand for those services. In addition, severance expense for the three months ended March 31, 2018 and 2017 was $1.6 million and $0.3 million, respectively due to Client Service-FTE reductions taken towards the end of the quarter.

Energy
			2018 over
			2017
	For the three months ended		Increase
	ended March 31,		(Decrease)
	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$33,704	$32,498	3.7
Total revenues (in 000s)	$37,637	$37,722	(0.2)
Segment operating profit (in 000s)	$10,728	$8,879	20.8
Key segment operating metrics:
Segment operating profit margin	31.8%	27.3%	16.5
Average FTE - Consulting	437	472	(7.4)
Average FTE - Technology, Data & Process	57	62	(8.1)
Average utilization rates based on 1,850 hours	68%	67%	1.5
Average bill rate	$215	$207	3.9

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

RBR for this segment increased 3.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to an increase in commercial client engagements for services such as grid modernization and distributed energy resource planning.

Average FTE – Consulting decreased 7.4% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to actions taken during 2017 to align certain business areas with demand. Average FTE –Technology, Data & Process decreased 8.1% or 5 average FTE for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Utilization was relatively flat at 68% and 67% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Average bill rate increased 3.9% to $215, mainly due to annual increases.

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, segment operating profit and segment operating profit margin increased $1.8 million and 4.5 percentage points, respectively. These results were attributable to the RBR growth as well as cost saving measures taken during 2017.

Financial Services Advisory and Compliance
			2018 over
			2017
	For the three months ended		Increase
	ended March 31,		(Decrease)
	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$41,386	$32,907	25.8
Total revenues (in 000s)	$45,571	$36,855	23.6
Segment operating profit (in 000s)	$16,031	$11,614	38.0
Key segment operating metrics:
Segment operating profit margin	38.7%	35.3%	9.6
Average FTE - Consulting	327	318	2.8
Average FTE - Technology, Data & Process	111	87	27.6
Average utilization rates based on 1,850 hours	83%	75%	10.7
Average bill rate	$305	$293	4.1

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

RBR for this segment increased 25.8% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in RBR was primarily due to increased demand for financial crime, sanctions, and operational efficiency engagements with our larger financial services clients.

Average FTE – Consulting increased 2.8% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to hiring to meet increased demand. Average FTE – Technology, Data & Process increased 27.6% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to hiring at our India location. Utilization increased 10.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to higher demand partially offset by higher Average FTE – Consulting. Average bill rate increased 4.1% to $305 mainly due to project mix.

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, segment operating profit and segment operating profit margin increased $4.4 million and 3.4 percentage points, respectively. The increase was driven by higher RBR partially offset by higher wages and benefits and incentive compensation due to improved performance.

Disputes, Forensics and Legal Technology
			2018 over
			2017
	For the three months ended		Increase
	ended March 31,		(Decrease)
	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$78,640	$76,796	2.4
Total revenues (in 000s)	$82,600	$80,244	2.9
Segment operating profit (in 000s)	$27,908	$25,480	9.5
Key segment operating metrics:
Segment operating profit margin	35.5%	33.2%	6.9
Average FTE - Consulting	486	472	3.0
Average FTE - Technology, Data & Process	159	189	(15.9)
Average utilization rates based on 1,850 hours	75%	73%	2.7
Average bill rate	$373	$366	1.9

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

RBR for this segment increased 2.4% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in RBR was mainly due to higher demand for cyber security work and commercial disputes expertise particularly for construction, healthcare and intellectual property matters.  These increases were partially offset by lower event-based fees associated with mass tort claims.

Average FTE – Consulting increased 3.0% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to new hires within targeted growth areas. Average FTE – Technology, Data & Process decreased 15.9% over the same period due to the alignment of resources with demand for legal technology solutions. Average bill rate increased 1.9% to $373 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 mainly due to changes in project mix. Utilization increased 2.7% for the same periods, mainly due to the increase in demand partially offset by higher Average FTE - Consulting.

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017 segment operating profit and segment operating profit margin increased $2.4 million and 2.3 percentage points, respectively, primarily due to the increase in RBR.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the three months ended March 31,

	2018	2017
Net cash used in operating activities	$(34,847)	$(22,961)
Net cash used in investing activities	$(5,750)	$(13,905)
Net cash provided by financing activities	$38,818	$37,462

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

We calculate accounts receivable Days Sales Outstanding (“DSO”) by dividing the accounts receivable, net and contract assets balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 91 days at March 31, 2018, compared to 86 days at March 31, 2017 reflecting slower collections.

Operating Activities

Net cash used in operating activities was $34.8 million and $23.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash used by operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2018 was primarily due to higher DSO in the current quarter discussed above.

Investing Activities

Net cash used in investing activities was $5.8 million and $13.9 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in investing activities was lower for the three months ended March 31, 2018 compared to March 31, 2017 due to a decrease in capital expenditures related to the build-out of our new corporate headquarters in Chicago in 2017.

Financing Activities

Net cash provided by financing activities was $38.8 million and $37.5 million for the three months ended March 31, 2018 and 2017, respectively. Borrowings were higher for the three months ended March 31, 2018 compared to the corresponding period in 2017 due to higher DSO.  Common stock repurchases were higher for the three months ended March 31, 2018 compared to March 31, 2017.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to our unaudited consolidated financial statements.

At March 31, 2018, we had total contractual obligations of $343.8 million. The following table shows the components of our significant commitments at March 31, 2018 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2018	2019 to 2020	2021 to 2022	Thereafter
Deferred acquisition liabilities (a)	$5,643	$3,698	$1,945	$-	$-
Revolving credit facility (b) (c)	184,327	-	-	184,327	-
Lease commitments	153,876	22,216	51,061	34,727	45,872
Total contractual obligations	$343,846	$25,914	$53,006	$219,054	$45,872

a)

At March 31, 2018, we had $5.6 million in liabilities relating to contingent and definitive acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of certain obligations is contingent upon certain acquired businesses meeting performance targets. Assuming each of these acquired businesses reaches its maximum target, our maximum deferred contingent acquisition liability would have been $6.9 million at March 31, 2018.

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
c)

At March 31, 2018, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

Since inception of our share repurchase program through March 31, 2018, we have repurchased an aggregate of 11,465,610 shares of our common stock for approximately $180.5 million. At March 31, 2018, we had approximately $52.3 million remaining for share repurchases under the board authorization effective May 1, 2017. On April 19, 2017, our board of directors authorized an increase in our share repurchase authorization to $100.0 million for the 32-month period ending December 31, 2019. See Part II, Item 2 of this report for additional information on the share repurchases made during the three months ended March 31, 2018.

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

Critical Accounting Policies

On January 1, 2018 we adopted Topic 606, see Note 3 – Revenue Recognition to the notes to our financial statements for updates to our revenue recognition policy.  Other than the above, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2017 Form 10-K.

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

At March 31, 2018, our interest rate derivatives effectively fixed our LIBOR base rate on $37.5 million of our debt. Based on borrowings under our credit facility at March 31, 2018 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $146.8 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.4 million change in annual interest expense.

At March 31, 2018, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2018, we had net assets of approximately $32.0 million with a functional currency of the U.K. Pound Sterling, $13.4 million with a functional currency of the Canadian Dollar and $8.8 million with a functional currency of the Euro related to our non-U.S. operations. At March 31, 2018, we had net liabilities denominated in non-functional currencies of approximately $2.0 million. As such, a ten percent change in the value of the local currencies would have resulted in a $0.2 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of Topic 606 to facilitate the adoption on January 1, 2018.  There has been no significant change in our internal control over financial reporting during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2018:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(a)
Jan 1 - 31, 2018	204,217	$19.79	204,217	$59,570,467
Feb 1 - 28, 2018	177,774	$19.90	177,774	$56,033,235
Mar 1 - 31, 2018	187,244	$20.18	187,244	$52,254,730
Total	569,235	$19.95	569,235	$52,254,730

(a)	On April 19, 2017, our board of directors increased the amount available under the Company’s stock repurchase authorization to $100 million and extended the authorization through December 31, 2019.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: May 2, 2018