Form 10-Q
period 2018-06-30
NAVIGANT CONSULTING INC
filed 2018-08-07
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 31, 2018, 45,004,532 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “could,” “intend,” “estimate,” “expect,” “continue,” “plan,” “outlook” and similar expressions. These statements are based upon management’s current expectations and speak only as of the date of this quarterly statement. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements including, without limitation: the consummation of the divestiture transaction with Ankura Consulting Group, LLC; risk of unanticipated costs, liabilities and adverse impact on business operations arising from the Company’s provision of post-divestiture transition services and support in connection with the SaleCo transaction; the execution of the Company’s long-term growth objectives and margin improvement initiatives; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions and divestitures and complete such acquisitions and divestitures in the time anticipated; pace, timing and integration of acquisitions; operational risks associated with new or expanded service areas, including business process management services; impairments; changes in accounting standards or tax rates, laws or regulations; management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; conflicts of interest; potential loss of clients or large engagements and the Company’s ability to attract new business; brand equity; competition; accurate pricing of engagements, particularly fixed fee and multi-year engagements; clients’ financial condition and their ability to make payments to the Company; risks inherent with litigation; higher risk client assignments; government contracting; professional liability; information security; the adequacy of our business, financial and information systems and technology; maintenance of effective internal controls; potential legislative and regulatory changes; continued and sufficient access to capital; compliance with covenants in our credit agreement; interest rate risk; and market and general economic and political conditions. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included under the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in the Company’s filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website or at investors.navigant.com. The Company cannot guarantee any future results, levels of activity, performance or achievement and undertakes no obligation to update any of its forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$11,140	$8,449
Accounts receivable, net and contract assets	164,741	165,838
Prepaid expenses and other current assets	19,988	21,006
Assets held for sale	366,892	361,030
Total current assets	562,761	556,323
Non-current assets:
Property and equipment, net	68,554	71,432
Intangible assets, net	17,126	20,172
Goodwill	422,547	422,959
Other assets	7,115	9,378
Total assets	$1,078,103	$1,080,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,146	$8,404
Accrued liabilities	11,928	9,734
Accrued compensation-related costs	41,255	58,515
Income tax payable	4,158	3,199
Other current liabilities	23,170	30,550
Liabilities held for sale	69,065	86,384
Total current liabilities	156,722	196,786
Non-current liabilities:
Deferred income tax liabilities	38,239	36,598
Other non-current liabilities	25,935	26,602
Bank debt non-current	147,005	132,944
Total non-current liabilities	211,179	196,144
Total liabilities	367,901	392,930
Stockholders' equity:
Common stock	59	58
Additional paid-in capital	662,416	659,825
Treasury stock	(243,213)	(224,366)
Retained earnings	311,825	270,995
Accumulated other comprehensive loss	(20,885)	(19,178)
Total stockholders' equity	710,202	687,334
Total liabilities and stockholders' equity	$1,078,103	$1,080,264

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data (1))

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues before reimbursements	$165,224	$160,076	$326,669	$315,784
Reimbursements	19,489	17,594	36,112	35,737
Total revenues	184,713	177,670	362,781	351,521
Cost of services before reimbursable expenses	113,121	113,333	230,057	223,217
Reimbursable expenses	19,489	17,594	36,112	35,737
Total cost of services	132,610	130,927	266,169	258,954
General and administrative expenses	34,912	34,663	71,991	71,035
Depreciation expense	4,943	5,530	9,940	10,815
Amortization expense	1,665	2,108	3,417	4,316
Other operating costs:
Contingent acquisition liability adjustments, net	-	-	-	1,199
Other costs	2,295	-	3,278	107
Operating income	8,288	4,442	7,986	5,095
Interest expense	911	783	1,739	1,431
Interest income	(77)	(80)	(196)	(111)
Other (income) expense, net	(183)	599	178	382
Income from continuing operations before income tax expense	7,637	3,140	6,265	3,393
Income tax expense	1,509	577	1,734	243
Net income from continuing operations	6,128	2,563	4,531	3,150
Income from discontinued operations, net of tax	22,698	6,234	36,148	16,743
Net income	$28,826	$8,797	$40,679	$19,893

Basic net income per share
Net income from continuing operations	$0.14	$0.05	$0.10	$0.07
Income from discontinued operations, net of tax	0.50	0.13	0.80	0.36
Net income	$0.64	$0.19	$0.90	$0.42
Shares used in computing basic per share data	45,106	47,113	45,113	47,023

Diluted net income per share
Net income from continuing operations	$0.13	$0.05	$0.10	$0.06
Income from discontinued operations, net of tax	0.49	0.13	0.77	0.34
Net income	$0.62	$0.18	$0.87	$0.41
Shares used in computing diluted per share data	46,549	48,696	46,692	48,833

Net income	$28,826	$8,797	$40,679	$19,893
Other comprehensive (loss) income, net of tax
Unrealized net (loss) gain, foreign currency translation	(3,406)	2,714	(2,037)	3,544
Unrealized net gain (loss) on interest rate derivatives	112	(15)	362	(4)
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	(39)	(6)	(32)	14
Other comprehensive (loss) gain, net of tax	(3,333)	2,693	(1,707)	3,554
Total comprehensive income, net of tax	$25,493	$11,490	$38,972	$23,447

(1)	Earnings per share may not foot due to rounding

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock-holders' Equity
Balance at December 31, 2017	58,047	(12,661)	$58	$659,825	$(224,366)	$(19,178)	$270,995	$687,334
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 4)	-	-	-	-	-	-	151	151
Comprehensive (loss) income	-	-	-	-	-	(1,707)	40,679	38,972
Issuances of common stock	148	-	1	2,173	-	-	-	2,174
Vesting of restricted stock units, net of forfeitures and tax withholdings	482	-	-	(5,048)	-	-	-	(5,048)
Share-based compensation expense	-	-	-	5,466	-	-	-	5,466
Repurchases of common stock	-	(911)	-	-	(18,847)	-	-	(18,847)
Balance at June 30, 2018	58,677	(13,572)	$59	$662,416	$(243,213)	$(20,885)	$311,825	$710,202

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$40,679	$19,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	13,613	15,299
Amortization expense	3,628	4,538
Share-based compensation expense	5,466	7,402
Deferred income taxes	(5,633)	8,232
Allowance for doubtful accounts receivable	6,894	1,175
Payments of contingent acquisition liabilities in excess of initial fair value	(1,186)	(1,700)
Contingent acquisition liability adjustments, net	-	1,199
Other, net	1,225	1,477
Changes in assets and liabilities (net of acquisitions):
Accounts receivable, net and contract assets	(18,192)	(7,010)
Prepaid expenses and other assets	2,372	(10,358)
Accounts payable	(1,507)	(2,371)
Accrued liabilities	4,086	1,383
Accrued compensation-related costs	(27,124)	(41,870)
Income taxes payable	2,324	(1,609)
Other liabilities	(7,949)	964
Net cash provided by (used in) operating activities	18,696	(3,356)
Cash flows from investing activities:
Purchases of property and equipment	(7,455)	(20,889)
Other, net	(19)	(158)
Net cash used in investing activities	(7,474)	(21,047)
Cash flows from financing activities:
Issuances of common stock	2,174	2,643
Repurchases of common stock	(18,847)	(13,954)
Payments of contingent acquisition liabilities	(1,170)	(8,630)
Repayments to banks	(172,479)	(246,469)
Borrowings from banks	187,248	294,591
Payments of debt issuance costs	-	(1,201)
Other, net	(5,048)	(4,827)
Net cash (used in) provided by financing activities	(8,122)	22,153
Effect of exchange rate changes on cash and cash equivalents	(409)	515
Net increase (decrease) in cash and cash equivalents	2,691	(1,735)
Cash and cash equivalents at beginning of the period	8,449	8,291
Cash and cash equivalents at end of the period	$11,140	$6,556

Supplemental Unaudited Consolidated Cash Flow Information

(In thousands)

	For the six months ended
	June 30,
	2018	2017
Interest paid	$2,610	$1,869
Income taxes paid, net of refunds	$5,726	$10,876

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2018.

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

On June 23, 2018, we entered into a purchase agreement to sell our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment (collectively, “SaleCo”) to Ankura Consulting Group, LLC (“Ankura”). As a result of the planned disposition, which is expected to be completed during the third quarter of 2018, the operations of SaleCo have been reported in accordance with ASC Topic 205 as “discontinued operations for all periods presented. All other operations are considered “continuing operations” and have been presented in three segments”, reflecting the pending sale of SaleCo. In addition, as a result of the agreement the assets and liabilities of SaleCo have been classified as assets held for sale and liabilities held for sale in the consolidated balance sheets in both periods presented. As the transaction is expected to be completed during the third quarter 2018, assets and liabilities held for sale have been classified as current. See Note 3 – Discontinued Operations and Note 5 – Segment Information for further information.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On January 1, 2018 we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). For updates to our revenue recognition policy see Note 4 – Revenue Recognition.  Other than Topic 606, there have been no material changes to our significant accounting policies and estimates from the information provided in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will require a modified retrospective approach for leases existing at or entered into after the beginning of the earliest comparative period presented. We are currently evaluating the potential impact of our adoption of this guidance on our consolidated financial statements, however due to the number of office leases the related obligation and right-of-use asset is expected to be material to our consolidated balance sheets.

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

3.	DISCONTINUED OPERATIONS

On June 23, 2018, we entered into a purchase agreement to sell SaleCo to Ankura. As a result of the planned disposition, which is expected to be completed during the third quarter of 2018, the operations of SaleCo have been reported in accordance with ASC Topic 205 as “discontinued operations” for all periods presented.  All other operations are considered “continuing operations” and have been presented in three segments reflecting the pending sale of SaleCo.  See Note 5 – Segment Information. In addition, as a result of the agreement, the assets and liabilities of SaleCo have been classified as assets held for sale and liabilities relating to assets held for sale in the consolidated balance sheets in both periods presented. As the transaction is expected to be completed during the third quarter 2018, assets and liabilities held for sale have been classified as current. In accordance with the ASC, the disposal group held for sale is measured at the lower of the carrying amount or fair value less costs to sell.  We reviewed the disposal group and determined that no adjustment was necessary based upon the estimated sales price of SaleCo.

In addition to the purchase agreement, with respect to SaleCo, we have agreed to enter into a Transition Services Agreement pursuant to which we will provide Ankura with certain services to enable Ankura to operate the SaleCo after the closing of the sale (“TSA Services”). The TSA Services will include information technology, finance and accounting, human resources and other corporate support services. The TSA Services will be provided at a cost to Ankura for a period of up to 9 months after the closing of the sale for most services, although some services may extend beyond that date.

The amounts attributable to each category of discontinued operations were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues before reimbursements	$87,169	$75,162	$169,603	$155,665
Total revenues	91,013	79,176	177,465	163,162
Cost of services including reimbursables	60,168	59,402	118,655	118,054
General and administrative expenses	8,770	7,063	16,053	12,175
Amortization and depreciation expense	1,931	2,407	3,884	4,706
Interest expense	600	497	1,088	919
Income from discontinued operations before income tax expense	19,516	9,805	37,728	27,308
Income from discontinued operations, net of tax	22,698	6,234	36,148	16,743

In conjunction with the anticipated SaleCo transaction (see Note 3 – Discontinued Operations), we recognized $7.9 million tax effected value of outside tax basis differences in foreign stock that originated from our impairment of goodwill in 2014 that was not previously included on our unaudited consolidated balance sheets.  As the assets and liabilities of SaleCo met the criteria for assets held for sale, it became apparent that realization of these tax assets is likely to happen in the foreseeable future and as such, were recognized and recorded within assets held for sale and as a benefit within deferred income tax expense during the three months ended June 30, 2018.

Interest expense is allocated to discontinued operations based on the ratio of net assets of discontinued operations to the sum of total net assets plus consolidated debt.

	June 30,	December 31,
	2018	2017
Current assets held for sale
Accounts receivable, net and contract assets	$113,219	$102,003
Prepaid expenses and other current assets	11,761	11,915
Property and equipment, net	14,234	17,737
Intangible assets, net	308	881
Goodwill	213,070	214,328
Other assets	14,300	14,166
Total assets held for sale	$366,892	$361,030

Current liabilities held for sale
Accounts payable	$3,710	$3,994
Accrued liabilities	5,746	4,160
Accrued compensation-related costs	28,312	38,258
Income taxes payable	2,159	1,521
Other current liabilities	5,321	8,346
Other non-current liabilities	5,776	5,572
Long-term deferred tax liability	18,041	24,533
Total liabilities held for sale	$69,065	$86,384

Capital expenditures for the three and six months ended June 30, 2018 totaled nil and $0.3 million, respectively. During the three and six months ended in June 30, 2017, capital expenditures totaled $6.1 million and $8.3 million, respectively.

4.	REVENUE RECOGNITION

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

Effect of the Adoption of Topic 606

For the three and six months ended June 30, 2018, we recorded $0.3 and $3.1 million, respectively, in additional revenue related to estimated variable consideration, which would not have been recognized under the prior revenue recognition guidance and have been included in accounts receivable, net and contract assets. Prior year results are presented in accordance with historical accounting. See our 2017 Form 10-K for our historical accounting policy.

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

The majority of our contracts have a single performance obligation. However, when certain arrangements have more than one performance obligation that are distinct from one another, the transaction price is allocated to the separate performance obligations based on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing or margins. Generally, we consider each of consulting/advisory services, transaction advisory services or software based fees as one distinct performance obligation.

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are passed through to clients as contractually allowed. Reimbursable expenses are considered a variable portion of the transaction price and are recognized into revenue consistent with the measure of progress of the respective performance obligation.

Contract Assets and Liabilities

We define contract assets as revenues recognized for fixed-fee, event-based or performance-based arrangements for which we are not contractually able to bill. These contract assets are included in accounts receivable, net and contract assets within the consolidated balance sheets. As of June 30, 2018, and December 31, 2017 contract assets were not material. In most cases, our standard fixed fee contracts allow for monthly billing.

We define contract liabilities as advance payments or billings to our customers for services that have not yet been performed or earned and retainers. These liabilities are recorded within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. As of June 30, 2018, and December 31, 2017, contract liabilities was $17.2 million and $21.6 million, respectively. During the three and six months ended June 30, 2018, $4.0 million and $17.7 million, respectively, was recognized into revenue from the opening balance. The remaining change related to amounts billed or payments received for work not yet performed.

Performance Obligations

For disclosure purposes, we apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with an enforceable duration of one year or less. We also apply the practical expedient to exclude those amounts for contracts in which we apply the right to invoice. The majority of our contracts include termination for convenience clauses which generally require 30 days notice with no penalty. The notice period required determines the contract duration resulting in very few agreements which are contractually enforceable beyond one year. As such the total amount of unsatisfied performance obligations beyond one year is not significant. As of June 30, 2018, we had approximately $35.3 million of remaining performance obligations of which approximately $7.0 million are expected to be satisfied beyond one year.

5.	SEGMENT INFORMATION

During the three months ended June 30, 2018, the Disputes, Forensics and Legal Technology business as well as the Transaction Advisory Services practice within our Financial Services Advisory and Compliance segment were classified as discontinued operations.  As a result, we have eliminated the former Disputes, Forensics and Legal Technology segment from our segment results reporting.  The segment information below is presented on a continuing operations basis. See Note 3 — Discontinued Operations for further information. Also, during the three months ended March 31, 2018, we moved our life sciences regulatory and compliance related business from the Disputes, Forensics and Legal Technology reporting segment into the Healthcare reporting segment. The change better aligns this business with our life sciences team as part of the Healthcare segment, as they have comparable client types and address similar business issues and industry dynamics. Prior year results have been adjusted to conform to current year presentation. Our business is assessed and resources are allocated based on the following three reportable segments:

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

•

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, sustainability and grid modernization. In addition, we provide a broad array of benchmarking and research services.

•

The Financial Services Advisory and Compliance segment provides strategic, operational, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance to clients in a broad variety of industries.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues before reimbursements:
Healthcare	$91,594	$97,995	$181,743	$192,005
Energy	36,644	31,743	70,348	64,241
Financial Services Advisory and Compliance	36,986	30,338	74,578	59,538
Total revenues before reimbursements	$165,224	$160,076	$326,669	$315,784

Total revenues:
Healthcare	$100,250	$107,281	$198,962	$210,296
Energy	44,183	36,544	81,820	74,266
Financial Services Advisory and Compliance	40,280	33,845	81,999	66,959
Total revenues	$184,713	$177,670	$362,781	$351,521

Segment operating profit:
Healthcare	$27,375	$28,930	$47,765	$57,402
Energy	12,685	8,516	23,413	17,395
Financial Services Advisory and Compliance	13,387	11,674	28,223	22,355
Total segment operating profit	53,447	49,120	99,401	97,152

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	34,912	34,663	71,991	71,035
Depreciation expense	4,943	5,530	9,940	10,815
Amortization expense	1,665	2,108	3,417	4,316
Other operating costs, net	2,295	-	3,278	1,306
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	1,344	2,377	2,789	4,585
Operating income	8,288	4,442	7,986	5,095
Interest and other expense, net	651	1,302	1,721	1,702
Income from continuing operations before income tax expense	$7,637	$3,140	$6,265	$3,393

Total assets allocated by segment include accounts receivable, net and contract assets, certain retention-related prepaid assets, intangible assets, net and goodwill. The remaining assets are unallocated and include assets held for sale of $342.7 million and $329.8 million as of June 30, 2018 and December 31, 2017, respectively, related to assets previously allocated to the former Disputes, Forensics and Legal Technology segment and the Financial Services Advisory and Compliance segment (see Note 3 – Discontinued Operations). Allocated assets by segment were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Healthcare	$403,260	$419,894
Energy	126,443	115,478
Financial Services Advisory and Compliance	84,237	87,554
Unallocated assets	464,163	457,338
Total assets	$1,078,103	$1,080,264

6.	GOODWILL AND INTANGIBLE ASSETS, NET

Due to the pending divestiture of SaleCo we reclassified the book value of SaleCo goodwill to assets held for sale for each of the periods presented. Total goodwill transferred to assets held for sale was $213.1 million, which includes $5.7 million related to the transaction advisory services practice in Financial Services Advisory and Compliance segment (see Note 3 – Discontinued Operations). In addition, in the first quarter of 2018, we moved our life sciences regulatory and compliance related business from the Disputes, Forensics and Legal Technology segment into our Healthcare segment. The changes made to the goodwill balances of our reporting units for the six months ended June 30, 2018 and the year ended December 31, 2017, were as follows (shown in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2017	$278,130	$80,109	$54,462	$412,701
Transfer from the former Disputes, Forensics and Legal Technology segment	15,934	-	-	15,934
Assets Held for Sale	-	-	(5,676)	(5,676)
Goodwill at December 31, 2017 adjusted	$294,064	$80,109	$48,786	$422,959
Adjustments	(52)	200	(12)	136
Foreign currency translation	(183)	(188)	(177)	(548)
Net goodwill at June 30, 2018	$293,829	$80,121	$48,597	$422,547

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2016	$272,032	$77,924	$53,784	$403,740
Transfer from the former Disputes, Forensics and Legal Technology segment	15,934	-	-	15,934
Assets Held for Sale	-	-	(5,676)	(5,676)
Goodwill at December 31, 2016 adjusted	$287,966	$77,924	$48,108	$413,998
Acquisitions	5,837	-	-	5,837
Adjustments	9	1,231	(35)	1,205
Foreign currency translation	252	954	713	1,919
Net goodwill at December 31, 2017	$294,064	$80,109	$48,786	$422,959

We performed our annual goodwill impairment test as of May 31, 2018 on our three continuing reporting units and our former Disputes, Forensics and Legal Technology reporting unit using certain key assumptions. The key assumptions included: internal projections completed during our first quarter 2018 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth consistent with our longer term historical performance also considering our near term investment plans and growth objectives; discount rates based on comparable discount rates for our peer group; revenue and EBITDA multiples comparable to multiples for our peer group; Navigant-specific risk considerations; control premium; and cost of capital based on our historical experience.  .

As of May 31, 2018, the estimated fair value of our Healthcare, Energy and Financial Services Advisory and Compliance reporting units exceeded the fair value of invested capital by 23%, 32%, and 72%, respectively.

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test on our remaining three reporting units. We also reviewed the book value of goodwill and related assets and liabilities held for sale against the fair value based upon expected sale price and determined that no impairment was indicated. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our continuing three reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test as of May 31, 2019.

As part of designating our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice as assets held for sale, we moved $0.3 million of intangible assets which is net of $3.6 million of accumulated amortization. Intangible assets consisted of (in thousands):

	June 30,	December 31,
	2018	2017
Intangible assets:
Customer lists and relationships	$106,291	$106,035
Non-compete agreements	23,165	22,866
Other	28,635	28,825
Intangible assets, at cost	158,091	157,726
Less: accumulated amortization	(140,965)	(137,554)
Intangible assets, net	$17,126	$20,172

Our intangible assets have estimated remaining useful lives ranging up to seven years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At June 30, 2018, our intangible assets categories were as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.4	$15,029
Non-compete agreements, net	2.9	1,418
Other intangible assets, net	3.3	679
Total intangible assets, net	4.2	$17,126

Total amortization expense was $3.4 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. The estimated annual aggregate amortization expense to be recorded in the next five years related to intangible assets at June 30, 2018 is as follows (in thousands):

Year Ending December 31,	Amount
2018 (includes January - June)	$6,364
2019	4,514
2020	3,526
2021	3,698
2022	680
2023	1,078

7.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares were as follows (in thousands and based on the weighted average days outstanding for the periods):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Basic shares	45,106	47,113	45,113	47,023
Employee stock options	171	169	162	208
Restricted stock units	1,235	1,378	1,390	1,528
Contingently issuable shares	37	36	27	74
Diluted shares	46,549	48,696	46,692	48,833
Antidilutive shares (1)	35	179	34	91

(1)

Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

8.	SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense is recorded for restricted stock units, stock options and the discount given on employee stock purchase plan transactions.

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization of restricted stock unit awards	$1,663	$3,391	$4,437	$5,640
Amortization of stock option awards	24	160	58	379
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	73	66	179	181
Total share-based compensation expense	$1,760	$3,617	$4,674	$6,200

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of services before reimbursable expenses	$673	$1,836	$1,438	$3,014
General and administrative expenses	1,087	1,781	3,236	3,186
Total share-based compensation expense	$1,760	$3,617	$4,674	$6,200

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis (see Note 3 – Discontinued Operations).

At June 30, 2018, we had $11.5 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the six months ended June 30, 2018, we granted an aggregate of 357,814 share-based awards, consisting of restricted stock units with an aggregate fair value of $7.5 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net and Contract Assets

The components of accounts receivable, net and contract assets, were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Billed amounts	$102,073	$112,356
Engagements in process	76,181	64,835
Allowance for uncollectible billed amounts	(8,269)	(6,288)
Allowance for uncollectible engagements in process	(5,244)	(5,065)
Accounts receivable, net and contract assets	$164,741	$165,838

Receivables attributable to engagements in process represent balances for services that have been performed and earned but have not been billed to the client. Engagements in process include contract assets.  See Note 4 – Revenue Recognition for information on contract assets. Services are generally billed on a monthly basis for the prior month’s services. Our allowance for uncollectible accounts is based on historical experience and management judgment and may change based on market conditions or specific client circumstances.

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Notes receivable - current	$959	$1,352
Prepaid recruiting and retention incentives - current	4,729	4,437
Other prepaid expenses and other current assets	14,300	15,217
Prepaid expenses and other current assets	$19,988	$21,006

Other Assets

The components of other assets were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Notes receivable - non-current	$916	$1,347
Capitalized client-facing assets	857	1,821
Prepaid recruiting and retention incentives - non-current	3,067	3,164
Prepaid expenses and other non-current assets	2,275	3,046
Other assets	$7,115	$9,378

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

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the periods in which they are recoverable from the employees, with periods averaging three years. During the six months ended June 30, 2018 and 2017, we granted $3.9 million and $2.0 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Furniture, fixtures and equipment	$57,582	$56,298
Software	89,464	86,611
Leasehold improvements	48,994	46,118
Property and equipment, at cost	196,040	189,027
Less: accumulated depreciation and amortization	(127,486)	(117,595)
Property and equipment, net	$68,554	$71,432

During the six months ended June 30, 2018, including discontinued operations, we invested $7.5 million in property and equipment, including $3.2 million in leasehold improvements, $3.6 million in technology infrastructure and software, and $0.7 million in furniture and other equipment.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Deferred acquisition liabilities - current	$1,564	$3,897
Contract liabilities	17,192	21,621
Deferred rent - current	2,739	2,466
Other current liabilities	1,675	2,566
Total other current liabilities	$23,170	$30,550

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Deferred acquisition liabilities - non-current	$1,986	$1,972
Deferred rent - non-current	22,517	23,499
Other non-current liabilities	1,432	1,131
Total other non-current liabilities	$25,935	$26,602

Deferred acquisition liabilities, current and non-current, at June 30, 2018 consisted of cash obligations related to contingent and definitive purchase price considerations recorded at fair value and net present value, respectively. See Note 14 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At June 30, 2018, other non-current liabilities included $0.7 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client service employees and leaders, we grant restricted stock units which vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

Contract liabilities represents advance billings to our clients for services that have not yet been performed and earned. Further information regarding the amount of revenue recognized of the beginning contract liabilities balance in the six months ended June 30, 2018 can be found in Note 4 - Revenue Recognition. As a result of our adoption of Topic 606, as of January 1, 2018 we renamed Deferred Revenue to Contract liabilities.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss was as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Unrealized loss on foreign exchange:
Balance at beginning of period	$(17,939)	$(24,336)	$(19,308)	$(25,166)
Unrealized (loss) gain on foreign exchange	(3,406)	2,714	(2,037)	3,544
Balance at end of period	$(21,345)	$(21,622)	$(21,345)	$(21,622)

Unrealized loss on derivatives:
Balance at beginning of period	$387	$(9)	$130	$(40)
Unrealized gain (loss) on derivatives in period, net of reclassification	112	(15)	362	(4)
Reclassified to interest expense	(54)	(11)	(44)	23
Income tax expense	15	5	12	(9)
Balance at end of period	$460	$(30)	$460	$(30)

			2018	2017
Accumulated other comprehensive loss at June 30,			(20,885)	(21,652)

11.	DERIVATIVES AND HEDGING ACTIVITY

During the six months ended June 30, 2018, the interest rate derivatives outstanding were as follows (summarized based on month of execution):

	Number of				Total Notional Amount
Month executed	Contracts	Beginning Date	Maturity Date	Rate	(millions)
June 2015	1	June 30, 2015	June 30, 2018	1.40%	$5.0
April 2017	2	April 13, 2017	April 30, 2020	1.81%	$15.0
July 2017	4	July 31, 2017	July 31, 2020	1.78%	$17.5

Subject to the outcome of the pending sale of SaleCo, we would otherwise expect the interest rate derivatives to be highly effective against changes in cash flows related to changes in interest rates and have recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives are recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt is recorded. There was no ineffectiveness related to the interest rate derivatives during the six months ended June 30, 2018. During both the six months ended June 30, 2018 and 2017, we recorded nil in interest expense associated with differentials received or paid under the interest rate derivatives.

12.	BANK DEBT

Our credit agreement provides a $400 million revolving credit facility. The credit facility becomes due and payable in full upon maturity on March 28, 2022. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $500 million. Borrowings and repayments under the credit facility may be made in multiple currencies including United States (U.S.) Dollars, Canadian Dollars, United Kingdom (U.K.) Pound Sterling and Euro.  On June 22, 2018 (as effective upon the occurrence of certain conditions described therein), we entered into a consent agreement with the agent and the lenders to (i) permit certain aspects of the divestiture of SaleCo that would have otherwise not have been permitted under restrictive covenants in the credit agreement and (ii) exercise the Company’s option to reduce the aggregate revolving commitments under the credit agreement from $400 million to $350 million, in each case effective concurrently with the closing of the reorganization and sale of SaleCo.

At June 30, 2018, we had aggregate borrowings outstanding of $147.0 million, compared to $132.9 million at December 31, 2017. Based on our financial covenants at June 30, 2018, approximately $249.1 million in additional borrowings were available to us under the credit facility. At June 30, 2018, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At June 30, 2018, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%. Our average borrowing rate (including the impact of our interest rate derivatives; see Note 11 — Derivatives and Hedging Activity) was 3.1% and 2.3% for the three months ended June 30, 2018 and 2017, respectively and 3.0% and 2.5% for the six months ended June 30, 2018 and 2017, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At June 30, 2018, under the definitions in the credit agreement, our consolidated leverage ratio was 1.0:1 and our consolidated interest coverage ratio was 21.1:1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at June 30, 2018; however, there can be no assurances that we will remain in compliance in the future.

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

While Tax Reform provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. We elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, our effective tax rate from continuing operations increased by 1.7% for the six months ended June 30, 2018, and our effective income tax rate from discontinued operations increased by 0.2% for the six months ended June 30, 2017. In conjunction with the GILTI provisions, the new law provides a 13.125% effective tax rate on excess returns earned directly from foreign services. Specifically, the new law allows us a deduction equal to foreign derived intangible income ("FDII"). Our FDII is the amount of our "deemed intangible income" that is attributable to the performance of services for foreign persons or with respect to property outside the U.S. The FDII provisions allow us to deduct from our U.S. income tax return foreign services income in excess of a minimum return on our tangible assets. As a result of the FDII provisions, our effective tax rate from continuing operations decreased by 4.7% for the six months ended June 30, 2018, and our effective tax rate from discontinued operations decreased by 2.1% for the six months ended June 30, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. We recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of Tax Reform. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the six months ended June 30, 2018, our effective tax rate from continuing operations increased by 0.8% due to adjustments to its provisional amounts included in our consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in October of 2018.

14.	FAIR VALUE

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

We utilize a third party to value our interest rate derivatives. The interest rate derivatives are used to hedge the risk of variability from interest payments on our borrowings (see Note 11 – Derivatives and Hedging Activity). A majority of the inputs used in determining the fair value of the derivatives is derived mainly from Level 2 observations which include counterparty quotations in over the counter markets. However, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. We determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, our interest rate derivatives are classified in Level 2 in the fair value hierarchy.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the six months ended June 30, 2017, we recorded $1.2 million in other operating costs for a net increase in the liability, reflecting changes in the fair value estimate of the deferred contingent acquisition liability for certain acquisitions made in 2017 (see Note 3 – Acquisitions to the consolidated financial statements in our 2017 Form 10-K). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the six months ended
	June 30,
	2018	2017
Beginning Balance	$3,870	$1,723
Accretion of acquisition-related contingent consideration	100	139
Remeasurement of acquisition-related contingent consideration	-	1,199
Payments	(2,356)	(330)
Ending Balance	$1,614	$2,731

At June 30, 2018, the carrying value of our bank debt approximated fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. We consider the recorded value of our other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, net and contract assets and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2018 based upon the short-term nature of the assets and liabilities.

Our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2018
Interest rate derivatives, net	$-	$(633)	$-	$(633)
Deferred contingent acquisition liabilities	$-	$-	$1,614	$1,614
At December 31, 2017
Interest rate derivatives, net	$-	$(213)	$-	$(213)
Deferred contingent acquisition liabilities	$-	$-	$3,870	$3,870

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 23, 2018, we entered into an agreement to sell our Disputes, Forensics and Legal Technology business and the Transaction Advisory Services practice within our Financial Services Advisory and Compliance segment (collectively, “SaleCo”) to Ankura Consulting Group, LLC (“Ankura”). As a result of the disposition, which is expected to be completed during the third quarter of 2018, the operations of SaleCo have been reported in accordance with ASC Topic 205 as “discontinued operations” for all periods presented.  All other operations are considered “continuing operations” and have been presented in three segments, reflecting the pending sale of SaleCo.  See Note 3 — Discontinued Operations and Note 5 — Segment Information to the notes to our unaudited consolidated financial statements for further information. The sale is being undertaken to reduce our complexity of our operations and to simplify our portfolio of services. This will allow the flexibility to focus on opportunities for growth and innovation within key markets.

Revenues and Expenses

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. Approximately 40% of our revenues are generated on a time and materials basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain event-based or performance-based contractual milestones or outcomes. We estimate and recognize the revenue from such contingent fees over the period of performance to the extent that it is probable that a significant reversal will not occur. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of, and ability to estimate, such contractual outcomes. Revenues are also earned on a per unit or subscription basis, generally for our technology-based service offerings. On January 1, 2018 we adopted Topic 606 on a modified retrospective basis.  As such, results for the six months ended June 30, 2018 are presented under the new standard while the comparable results are presented using our historic accounting.  During the three and six months ended June 30, 2018 we recorded $0.3 and $3.1 million in estimated event-based fees as a result of the new guidance.  See Note 4 – Revenue Recognition to the notes to our unaudited consolidated financial statements for further information.

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

Additional Highlight

On April 10, 2018, we announced that we formed a joint venture with Baptist Health South Florida.  Through this joint venture we will leverage the business process management services team within the Healthcare segment to help drive efficiencies and improved revenue collection, cash flow and cost management for the Baptist Health system.  We are still assessing the impact of the joint venture on our future results. However, as with many of our large engagements, we expect lower profitability during the ramp-up period.

Results of Operations

Key highlights of our results of operations for the three months ended June 30, 2018 and 2017 were:

RBR increased 3.2% over the prior year period, mainly due to organic RBR growth within our Financial Services Advisory and Compliance and Energy segments partially offset by a decrease within the Healthcare segment. Event-based fees for the three months ended June 30, 2018 and 2017 were $2.1 million and $1.5 million, respectively.  Cost of services before reimbursable expenses and general and administrative expenses were relatively flat. Income from discontinued operations, net of tax increased 264.1% mainly due to event-based fees associated with mass tort claims as well as a one-time $7.9 million tax benefit discussed in greater detail below. Net income for the three months ended June 30, 2018 and 2017 was $28.8 million and $8.8 million, respectively.

Key highlights of our results of operations for the six months ended June 30, 2018 and 2017 were:

RBR increased 3.4% over the prior year period, mainly due to organic RBR growth within our Financial Services Advisory and Compliance and Energy segments partially offset by a decrease within the Healthcare segment. Event-based fees for the six months ended June 30, 2018 and 2017 were $5.3 million and $1.6 million, respectively.  Cost of services before reimbursable expenses increased by 3.1% and general and administrative expenses were relatively flat. Income from discontinued operations, net of tax increased 115.9% mainly due to reasons discussed above in the three month comparison.   Our effective income tax rate for the six months ended June 30, 2018 and 2017 was 27.7% and 7.2%, respectively. Net income for the six months ended June 30, 2018 and 2017 was $40.7 million and $19.9 million, respectively. Further explanations are provided below.

			2018 over			2018 over
			2017			2017
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2018	2017	Percentage	2018	2017	Percentage
Key operating metrics:
Average FTE
-Consulting	1,358	1,379	(1.5)	1,365	1,386	(1.5)
-Technology, Data & Process	2,742	2,809	(2.4)	2,807	2,712	3.5
-Non-billable	813	723	12.4	812	721	12.6
Period end FTE
-Consulting	1,359	1,366	(0.5)	1,359	1,366	(0.5)
-Technology, Data & Process	2,753	2,921	(5.8)	2,753	2,921	(5.8)
-Non-billable	818	722	13.3	818	722	13.3
Average bill rate	$251	$259	(3.1)	$255	$258	(1.2)
Utilization	73%	72%	1.4	73%	72%	1.4

Key Operating Metrics

Average FTE – Consulting decreased 1.5% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Average FTE – Technology, Data & Process decreased 2.4% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This decreases in Average FTE related to prior period planned reductions within our Energy and Healthcare segments partially offset increases within our Financial Services Advisory and Compliance segment as our volume of work increased. Utilization levels were 73% and 72% for the three months ended June 30, 2018 and 2017, respectively, and average bill rate decreased 3.1% to $251 over the same periods, mainly attributable to lower bill rates within our Healthcare segment offset by higher rates in our Energy segment.

Average FTE – Consulting decreased 1.5% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 mainly due to reductions within our Healthcare and Energy segments. Average FTE – Technology, Data & Process increased 3.5% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The increase was a result of hires made in the second quarter of 2018 primarily within Healthcare.  Period-end FTE – Technology, Data & Process reflect more recent actions taken to align headcount with demand.  Utilization levels were 73% and 72% for the six months ended June 30, 2018 and 2017, respectively, and average bill rate decreased 1.2% to $255 over the same periods, for reasons discussed above.

Average Non-billable FTE increased 12.4% and 12.6% for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. The increase primarily relates to the transfer of FTE from our Healthcare segment and new hires to support the buildout of a centralized data management and analytic team largely located in India.

Results for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Revenue before Reimbursements. See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses was relatively flat for the three months ended June 30, 2018 compared to three months ended June 30, 2017. Severance expense relating to Client-Service FTE was $0.3 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, primarily related cost-saving measures within our Healthcare and Energy segments in the prior year period.

Cost of services before reimbursable expenses increased by 3.1% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to higher compensation and benefits expenses resulting from Average Technology, Data & Process FTE increases mainly within our Healthcare segment as well as annual wage increases. In addition, we incurred higher strategic development costs within the Healthcare segment during the six months ended June 30, 2018 compared to the corresponding period in 2017. Severance expense relating to Client-Service FTE was $2.1 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively, primarily related to higher severance expense within the Healthcare segment and lower severance within the Energy segment versus the prior year period.

General and Administrative Expenses. General and administrative expenses was relatively flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Bad debt expense for the three months ended June 30, 2018 and 2017 was $1.0 million and nil, respectively. This increase was offset by certain cost savings initiatives and lower severance expense. In addition, wage savings were offset by increases in long term compensation and incentive bonus expenses mainly due to accelerated stock-based compensation as a result of retirement eligibility at time of grant. Severance expense for the three months ended June 30, 2018 and 2017 was nil and $1.1 million, respectively.

General and administrative expenses as a percent of RBR were 21.1% for the three months ended June 30, 2018 as compared to 21.7% for the three months ended June 30, 2017. The decrease mainly relates to the increase in RBR for the three months ending June 30, 2018 compared to June 30, 2017.  General and administrative expenses as a percent of RBR is higher than historical norms due to the absorption of costs relating to SaleCo which were not allocated to discontinued operations due to them not being directly identifiable. However, we do expect these costs to be reduced over time.

General and administrative expenses increased 1.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to higher bad debt expense mainly as a result of a large collection and resulting reversal of the applicable reserve during the six months ended June 30, 2017.  Bad debt expense for the six months ended June 30, 2018 and 2017 was $2.9 million and $0.9 million, respectively. Other cost savings were offset by increased long term compensation and incentive bonus expenses mainly due to accelerated stock-based compensation as a result of retirement eligibility at time of grant. Severance expense for the six months ended June 30, 2018 and 2017 was nil and $1.3 million, respectively.

General and administrative expenses as a percent of RBR were 22.0% for the six months ended June 30, 2018 as compared to 22.5% for the six months ended June 30, 2017. The decrease was primarily due to reasons discussed above for the three month period.

Depreciation Expense. Depreciation expense decreased 10.6% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 mainly due to fully depreciated computer software and hardware, partially offset by an increase in leasehold improvement depreciation. Depreciation expense decreased 8.1% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to reasons discussed in the preceding sentence.

Amortization Expense. Amortization expense decreased 21.0% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and decreased 20.8% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Interest Expense. Interest expense was relatively flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Average borrowing rates were 3.1% and 2.3% for the three months ended June 30, 2018 and 2017, respectively and were 3.0% and 2.5% for the six months ended June 30, 2018 and 2017, respectively.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences. The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate on a continuing basis for the three months ended June 30, 2018 and 2017 was 19.8% and 18.4%, respectively. The effective income tax rate on a continuing basis for the six months ended June 30, 2018 and 2017 was 27.7% and 7.2%, respectively. The increase in the effective income tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was directly attributable to the impact of the increase in value of vested restricted stock unit awards and exercised stock options during the prior year period over their original book valuation which more than offset decreases related to Tax Reform.

Other operating costs. Other operating costs for the three months ended June 30, 2018 and 2017 were $2.3 million and nil, respectively.  In 2018 we incurred legal costs relating to shareholder proxy contest as well as costs relating to the disposition of SaleCo.

Other operating costs for the six months ended June 30, 2018 and 2017 were $3.3 million and $1.3 million, respectively.  In addition to the costs mentioned above, we also recorded a software impairment in 2018. In 2017, we recorded an earnout adjustment relating to our deferred contingent acquisition liabilities.

Income from discontinued operations, net of tax. Increased 264.1% for the three months ended June 30, 2018 compared to the three months ended 2017 and increased 115.9% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was a result of the recognition of $7.9 million tax effected value of outside tax basis differences in foreign stock that originated from our impairment of goodwill in 2014 that was not previously included on our unaudited consolidated balance sheets.  As the assets and liabilities of SaleCo met the criteria for assets held for sale, it became apparent that realization of these tax assets is likely to happen in the foreseeable future (see Note 3 – Discontinued Operations to the notes to the unaudited financial statements).  In addition, RBR for the discontinued businesses increased 16.0% and 9.0% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and six months ended June 30, 2018 compared to the six months ended June 30, 2017, respectively.  The increase in RBR mainly related to higher event-based fees associated with mass tort claims for which costs had previously been incurred.  In addition, we had higher demand for legal technology solutions.

Segment Results

As a result of the planned disposition of SaleCo, the operations of SaleCo have been reported in accordance with ASC Topic 205 as “discontinued operations” for all periods presented. As a result, we have eliminated the former Disputes, Forensics and Legal Technology segment from our segment results.  See Note 3 – Discontinued Operations and Note 5 – Segment Information to the notes to our unaudited consolidated financial statements for further information. All other operations are considered “continuing operations.”

Our operating segments are the same as our reporting segments, and our performance is assessed and resources are allocated based on the following three reporting segments:

•	Healthcare
•	Energy
•	Financial Services Advisory and Compliance

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing operations basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 5 — Segment Information to the notes to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense related to retention incentives (see Note 9 — Supplemental Consolidated Balance Sheet Information to the notes of our unaudited consolidated financial statements). Key operating metric definitions are provided above.

In the first quarter of 2018, we moved our life sciences regulatory and compliance related business from the Disputes, Forensics and Legal Technology reporting segment into the Healthcare reporting segment. This change better aligns this business with our life sciences team as part of the Healthcare segment, as they have comparable client types and address similar business issues and industry dynamics. Prior year results have been adjusted to conform to current year presentation.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Healthcare
			2018 over			2018 over
			2017			2017
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2018	2017	Percentage	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$91,594	$97,995	(6.5)	$181,743	$192,005	(5.3)
Total revenues (in 000s)	$100,250	$107,281	(6.6)	$198,962	$210,296	(5.4)
Segment operating profit (in 000s)	$27,375	$28,930	(5.4)	$47,765	$57,402	(16.8)
Key segment operating metrics:
Segment operating profit margin	29.9%	29.5%	1.4	26.3%	29.9%	(12.0)
Average FTE - Consulting	622	657	(5.3)	635	651	(2.5)
Average FTE - Technology, Data & Process	2,570	2,656	(3.2)	2,638	2,561	3.0
Average utilization rates based on 1,850 hours	73%	73%	-	72%	74%	(2.7)
Average bill rate	$255	$282	(9.6)	$263	$277	(5.1)

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

Three months ended June 30, 2018 compared to corresponding period in 2017

RBR for this segment decreased 6.5% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. RBR in Healthcare consulting decreased due to fewer large engagements versus prior year period partially offset by increased demand for life sciences engagements. Business Process Management Services was relatively flat but is expected to grow with the newly formed joint venture with Baptist Health South Florida, which was announced on April 10, 2018. The decrease in RBR was partially offset by higher event-based fees which were $2.1 million and $1.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Average FTE – Consulting decreased 5.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to planned reductions in headcount in the first quarter of 2018 and attrition in the period. Average FTE – Technology, Data & Process decreased 3.2% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 mainly  for the reasons discussed above. Utilization was flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due mainly as a result of the FTE actions and the recent addition of new engagements. Average bill rate decreased 9.6% to $255, mainly to a change in project mix.

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, segment operating profit decreased $1.6 million mainly due to lower RBR.  Segment operating profit margin increased slightly by 0.4 percentage points due to cost saving initiatives taken during the first quarter.  In addition, severance expense for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.8 million, respectively.

Six months ended June 30, 2018 compared to corresponding period in 2017

RBR for this segment decreased 5.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, mainly due to reasons discussed above for the three month comparison.  This decrease was partially offset by higher event-based fees driven mainly by the adoption of Topic 606 on January 1, 2018 (See Note 4 – Revenue Recognition to the notes to our unaudited consolidated financial statements).  Event-based fees were $5.3 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.

Average FTE – Consulting decreased 2.5% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Average FTE – Technology, Data & Process increased 3.0% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 mainly due to hiring during the second half of 2017. Utilization decreased 2.7% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the decrease in engagement size. Average bill rate decreased 5.1% to $263, mainly due to a change in project mix.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, segment operating profit and segment operating profit margin decreased $9.6 million and 3.6 percentage points, respectively. These decreases were attributable to lower RBR and higher strategic development costs, increased headcount within our business process management services and the maintenance of resources in consulting in anticipation of improving demand for those services. In addition, severance expense for the six months ended June 30, 2018 and 2017 was $1.9 million and $1.0 million, respectively due to Client Service-FTE reductions taken towards the end of the first quarter.

Energy
			2018 over			2018 over
			2017			2017
	For the three months ended		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2018	2017	Percentage	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$36,644	$31,743	15.4	$70,348	$64,241	9.5
Total revenues (in 000s)	$44,183	$36,544	20.9	$81,820	$74,266	10.2
Segment operating profit (in 000s)	$12,685	$8,516	49.0	$23,413	$17,395	34.6
Key segment operating metrics:
Segment operating profit margin	34.6%	26.8%	29.1	33.3%	27.1%	22.9
Average FTE - Consulting	437	457	(4.4)	437	464	(5.8)
Average FTE - Technology, Data & Process	56	59	(5.1)	56	60	(6.7)
Average utilization rates based on 1,850 hours	71%	67%	6.0	69%	67%	3.0
Average bill rate	$223	$206	8.3	$215	$206	4.4

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, sustainability, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

Three months ended June 30, 2018 compared to corresponding period in 2017

RBR for this segment increased 15.4% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, mainly due to an increase in commercial client engagements both in the U.S. and abroad for services such as grid modernization and energy efficiency programs.

Average FTE – Consulting decreased 4.4% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, mainly due to actions taken during 2017 to align certain business areas with demand. Average FTE – Technology, Data & Process decreased 5.1% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Utilization increased 6.0% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, reflecting higher RBR. Average bill rate increased 8.3% to $223, mainly due to project mix and annual increases.

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, segment operating profit and segment operating profit margin increased $4.2 million and 7.8 percentage points, respectively. These results were attributable to the RBR growth as well as cost saving measures taken during 2017.

Six months ended June 30, 2018 compared to corresponding period in 2017

RBR for this segment increased 9.5% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, mainly due to reasons discussed above in the three month comparison.

Average FTE – Consulting decreased 5.8% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and Average FTE –Technology, Data & Process decreased 6.7% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Utilization increased 3.0% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Average bill rate increased 4.4% to $215, mainly due to annual increases. Changes to these key operating metrics are the result of factors similar to those discussed above for the three month period.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, segment operating profit and segment operating profit margin increased $6.0 million and 6.2 percentage points, respectively. These results were attributable to the RBR growth as well as cost saving measures taken during 2017.

Financial Services Advisory and Compliance
			2018 over			2018 over
			2017			2017
	For the three months ended		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2018	2017	Percentage	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$36,986	$30,338	21.9	$74,578	$59,538	25.3
Total revenues (in 000s)	$40,280	$33,845	19.0	$81,999	$66,959	22.5
Segment operating profit (in 000s)	$13,387	$11,674	14.7	$28,223	$22,355	26.2
Key segment operating metrics:
Segment operating profit margin	36.2%	38.5%	(6.0)	37.8%	37.5%	0.8
Average FTE - Consulting	299	265	12.8	293	271	8.1
Average FTE - Technology, Data & Process	116	94	23.4	113	91	24.2
Average utilization rates based on 1,850 hours	81%	76%	6.6	83%	77%	7.8
Average bill rate	$280	$284	(1.4)	$291	$282	3.2

The Financial Services Advisory and Compliance segment provides strategic, operational, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance to clients in a broad variety of industries.

Three months ended June 30, 2018 compared to corresponding period in 2017

RBR on a continuing basis (excluding transaction advisory services) for this segment increased 21.9% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in RBR was primarily due to increased demand for financial crime, sanctions and operational efficiency engagements with our larger financial services clients. RBR increases are expected to level off to more normalized levels during the remainder of the year.

Average FTE – Consulting increased 12.8% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to hiring to meet increased demand. Average FTE – Technology, Data & Process increased 23.4% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to hiring at our India location. Utilization increased 6.6% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, mainly due to higher demand partially offset by higher Average FTE – Consulting. Average bill rate decreased 1.4% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, segment operating profit increased $1.7 million driven by higher RBR partially offset by higher wages and benefits and incentive compensation due to improved performance. Segment operating profit margin decreased 2.3 percentage points as costs mentioned above outpaced RBR growth.

Six months ended June 30, 2018 compared to corresponding period in 2017

RBR for this segment increased 25.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in RBR was primarily due to reasons discussed above.

Average FTE – Consulting increased 8.1% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Average FTE – Technology, Data & Process increased 24.2% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  Utilization increased 7.8% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Changes to these key operating metrics are the result of factors similar to those discussed above for the three month period.  Average bill rate increased 3.2% to $291 mainly due to project mix.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, segment operating profit and segment operating profit margin increased $5.9 million and 0.3 percentage points, respectively. The increase was driven by higher RBR partially offset by higher wages and benefits and incentive compensation due to improved performance.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the six months ended June 30,

	2018	2017
Net cash provided by (used in) operating activities	$18,696	$(3,356)
Net cash used in investing activities	$(7,474)	$(21,047)
Net cash (used in) provided by financing activities	$(8,122)	$22,153

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

We calculate accounts receivable Days Sales Outstanding (“DSO”) by dividing the accounts receivable, net and contract assets balance, net of reserves and deferred revenue credits, at the end of the quarter by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 84 days at June 30, 2018, compared to 86 days at June 30, 2017 reflecting quicker collections.

Operating Activities

Net cash provided by operating activities was $18.7 million for the six months ended June 30, 2018 compared to used in operating activities of $3.4 million for the six months ended June 30, 2017. The change for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to higher cash income partially offset by lower working capital requirements.

Investing Activities

Net cash used in investing activities was $7.5 million and $21.0 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in investing activities was lower for the six months ended June 30, 2018 compared to June 30, 2017 due to a decrease in capital expenditures related to the build-out of our new corporate headquarters in Chicago in 2017.

Financing Activities

Net cash used in financing activities was $8.1 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $22.2 million for the six months ended June 30, 2018 and 2017, respectively. Borrowings were lower for the six months ended June 30, 2018 compared to the corresponding period in 2017 due to lower capital expenditures and lower working capital requirements. Common stock repurchases were higher for the six months ended June 30, 2018 compared to June 30, 2017.

Debt, Commitments and Capital

For further information regarding our debt, see Note 12 – Bank Debt to our unaudited consolidated financial statements.

At June 30, 2018, we had total contractual obligations of $296.8 million. The following table shows the components of our significant commitments at June 30, 2018 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2018	2019 to 2020	2021 to 2022	Thereafter
Deferred acquisition liabilities (a)	$3,551	$1,564	$1,987	$-	$-
Revolving credit facility (b) (c)	147,005	-	-	147,005	-
Lease commitments (d)	146,239	14,875	50,998	34,540	45,826
Total contractual obligations	$296,795	$16,439	$52,985	$181,545	$45,826

a)

At June 30, 2018, we had $3.6 million in liabilities relating to contingent and definitive acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of certain obligations is contingent upon certain acquired businesses meeting performance targets. Assuming each of these acquired businesses reaches its maximum target, our maximum deferred contingent acquisition liability would be $6.9 million at June 30, 2018.

b)

Interest incurred on amounts we borrow under our credit facility varies based on relative borrowing levels, fluctuations in the variable interest rates and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility. See Note 12 – Bank Debt to our unaudited consolidated financial statements for further information on our credit facility.

c)

At June 30, 2018, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

d)	Includes amounts relating to discontinued operations.

Since inception of our share repurchase program through June 30, 2018, we have repurchased an aggregate of 11,807,294 shares of our common stock for approximately $188.0 million. At June 30, 2018, we had approximately $172.0 million remaining for share repurchases under the board authorization effective May 1, 2017. On April 19, 2017, our board of directors authorized an increase in our share repurchase authorization to $100.0 million for the 32-month period ending December 31, 2019. See Part II, Item 2 of this report for additional information on the share repurchases made during the six months ended June 30, 2018.

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

On June 23, 2018, we entered into an agreement to SaleCo to Ankura. As a result of the disposition, which is expected to be completed during the third quarter of 2018.  Subject to the finalization of the sale, we expect to realize proceeds from the sale.  We expect to use the proceeds to repay debt, increase share repurchases, declare a dividend and invest in our key growth markets.  See Note 3 – Dispositions to the notes to our unaudited financial statements.

Off-balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future impact on our financial condition or results of operations.

Critical Accounting Policies

On January 1, 2018 we adopted Topic 606, see Note 4 – Revenue Recognition to the notes to our financial statements for updates to our revenue recognition policy.  Other than the above, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2017 Form 10-K.

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

At June 30, 2018, our interest rate derivatives effectively fixed our LIBOR base rate on $37.5 million of our debt. Based on borrowings under our credit facility at June 30, 2018 and after giving effect to the impact of our interest rate derivatives, our interest rate exposure was limited to $109.5 million of debt, and each quarter point change in market interest rates would have resulted in approximately a $0.3 million change in annual interest expense.

At June 30, 2018, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2018, we had net assets of approximately $32.1 million with a functional currency of the U.K. Pound Sterling, $13.3 million with a functional currency of the Canadian Dollar and $9.1 million with a functional currency of the Euro related to our non-U.S. operations. At June 30, 2018, we had net liabilities denominated in non-functional currencies of approximately $12.2 million. As such, a ten percent change in the value of the local currencies would have resulted in a $1.2 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

With the exception of revising our controls over dispositions for a more significant transaction, there has been no other significant changes in our internal control over financial reporting during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2017 Form 10-K, other than provided below.

Our divestiture of SaleCo requires us to continue sharing post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our business and results of operations.

Our divestiture of SaleCo involves a number of risks, including, among other things, certain indemnification risks and risks associated with the provision of transitional services. We have agreed to provide certain transition services to Ankura, such as technological support, services and leased space.  In addition, Ankura will provide certain systems, services and leased space to us during the transition period. There are risks in providing and transitioning away from shared services, as they may incur unanticipated costs and liabilities, may divert our management’s and employees’ attention and may adversely affect our continuing business operations. This transition services agreement with Ankura may also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations in connection with the transition services agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the second quarter of 2018:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(a)
Apr 1 - 30, 2018	168,683	$20.40	168,683	$48,814,115
May 1 - 31, 2018	101,944	$22.69	101,944	$173,700,352
Jun 1 - 30, 2018	71,057	$24.45	71,057	$171,963,246
Total	341,684	$21.92	341,684	$171,963,246

(a)	On May 10, 2018, our board of directors increased the amount available under the Company’s stock repurchase authorization to $175 million and extended the authorization through December 31, 2020.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

2.1

Equity Purchase Agreement, dated as of June 23, 2018, by and between the Company and Ankura Consulting Group, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2018) (pursuant to Item  601(b)(2) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted; exhibits, schedules and other attachments will be provided to the Securities and Exchange Commission upon request).

10.1

Consent Letter Agreement, dated June 22, 2018, to Credit Agreement, dated as of March  28, 2017, by and among the Company, Navigant Consulting (Europe) Limited, certain other subsidiaries of Navigant, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2018).

10.2

Settlement Agreement, dated May  10, 2018, by and among the Company, Engine Capital, L.P., Engine Capital Management, LP, Engine Capital Management GP, LLC, Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC and Arnaud Ajdler (incorporated by reference to Exhibit 10.1 to our

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

Date: August 6, 2018