Form 10-Q
period 2018-09-30
NAVIGANT CONSULTING INC
filed 2018-11-09
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of November 5, 2018, 42,589,165 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “should,” “could,” “intend,” “estimate,” “expect,” “likely,” “continue,” “plan,” “projects,” “positioned,” “outlook” and similar expressions. These statements are based upon management’s current expectations and speak only as of the date of this quarterly statement and are not guarantees of future performance. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements including, without limitation: the risk of unanticipated costs, liabilities and adverse impact on business operations arising from the Company’s provision of post-divestiture transition services and support in connection with the SaleCo transaction;  the execution of the Company’s long-term growth objectives and margin improvement initiatives; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions and divestitures and complete such acquisitions and divestitures in the time anticipated; pace, timing and integration of acquisitions; operational risks associated with new or expanded service areas, including business process management services; impairments; changes in accounting standards or tax rates, laws or regulations; management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; conflicts of interest; potential loss of clients or large engagements and the Company’s ability to attract new business; brand equity; competition; accurate pricing of engagements, particularly fixed fee and multi-year engagements; clients’ financial condition and their ability to make payments to the Company; risks inherent with litigation; higher risk client assignments; government contracting; professional liability; information security; the adequacy of our business, financial and information systems and technology; maintenance of effective internal controls; potential legislative and regulatory changes; continued and sufficient access to capital; compliance with covenants in our credit agreement; interest rate risk; and market and general economic and political conditions. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in the Company’s filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website or at investors.navigant.com. The Company cannot guarantee any future results, levels of activity, performance or achievement and undertakes no obligation to update any of its forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$277,425	$8,449
Accounts receivable, net and contract assets	176,326	165,838
Prepaid expenses and other current assets	30,902	21,006
Assets held for sale	-	361,030
Total current assets	484,653	556,323
Non-current assets:
Property and equipment, net	67,257	71,432
Intangible assets, net	15,605	20,172
Goodwill	421,793	422,959
Other assets	8,990	9,378
Total assets	$998,298	$1,080,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,958	$8,404
Accrued liabilities	19,459	9,734
Accrued compensation-related costs	63,750	58,515
Income tax payable	39,432	3,199
Other current liabilities	41,113	30,550
Liabilities held for sale	-	86,384
Total current liabilities	172,712	196,786
Non-current liabilities:
Deferred income tax liabilities	35,215	36,598
Other non-current liabilities	26,063	26,602
Bank debt non-current	-	132,944
Total non-current liabilities	61,278	196,144
Total liabilities	233,990	392,930
Stockholders' equity:
Common stock	59	58
Additional paid-in capital	662,647	659,825
Treasury stock	(279,816)	(224,366)
Retained earnings	383,648	270,995
Accumulated other comprehensive loss	(5,900)	(19,178)
Total Navigant Consulting, Inc. stockholders' equity	760,638	687,334
Non-controlling interest	3,670	-
Total stockholders' equity	764,308	687,334
Total liabilities and stockholders' equity	$998,298	$1,080,264

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data (1))

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues before reimbursements	$171,386	$164,523	$498,055	$480,307
Reimbursements	16,232	20,989	52,344	56,726
Total revenues	187,618	185,512	550,399	537,033
Cost of services before reimbursable expenses	121,945	111,197	352,002	334,414
Reimbursable expenses	16,232	20,989	52,344	56,726
Total cost of services	138,177	132,186	404,346	391,140
General and administrative expenses	32,073	35,326	104,064	106,361
Depreciation expense	5,026	4,777	14,966	15,592
Amortization expense	1,568	2,102	4,985	6,418
Other operating costs:
Contingent acquisition liability adjustments, net	-	1,014	-	2,213
Gain on termination of swaps and other financing costs	(448)	-	(448)	-
Other costs	247	-	3,525	107
Operating income	10,975	10,107	18,961	15,202
Interest expense	669	833	2,408	2,264
Interest income	(697)	(100)	(893)	(211)
Other expense, net	390	103	568	485
Income from continuing operations before income tax expense	10,613	9,271	16,878	12,664
Income tax expense	3,785	3,430	5,519	3,673
Net income from continuing operations	6,828	5,841	11,359	8,991
Income from discontinued operations, net of tax	67,287	6,098	103,435	22,841
Less: Income attributable to non-controlling interest, net of tax	(70)	-	(70)	-
Net income	$74,045	$11,939	$114,724	$31,832

Basic net income per share
Net income from continuing operations	$0.15	$0.13	$0.25	$0.19
Income from discontinued operations, net of tax	1.51	0.13	2.30	0.49
Net income (1)	$1.66	$0.26	$2.55	$0.68
Shares used in computing basic per share data	44,645	46,619	44,957	46,888

Diluted net income per share
Net income from continuing operations	$0.15	$0.12	$0.24	$0.19
Income from discontinued operations, net of tax	1.46	0.13	2.23	0.47
Net income (1)	$1.61	$0.25	$2.47	$0.66
Shares used in computing diluted per share data	45,932	48,017	46,438	48,561

Net income	$74,045	$11,939	$114,724	$31,832
Other comprehensive (loss) income, net of tax
Net income attributable to non-controlling interest	70		70
Unrealized net (loss) gain, foreign currency translation	(1,232)	1,865	(3,269)	5,409
Realized net loss on disposition, foreign currency translation	16,677	-	16,677
Unrealized net loss (gain) on interest rate derivatives	186	(18)	548	(22)
Realized net gain on termination of derivatives	(452)	-	(452)	-
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	(194)	36	(226)	50
Other comprehensive gain, net of tax	15,055	1,883	13,348	5,437
Total comprehensive income, net of tax	$89,100	$13,822	$128,072	$37,269

(1)	Earnings per share may not foot due to rounding. See accompanying notes to the unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Retained Earnings	Total Stock-holders' Equity
Balance at December 31, 2017	58,047	(12,661)	$58	$659,825	$(224,366)	$(19,178)	$-	$270,995	$687,334
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 2)	-	-	-	-	-	-	-	151	151
Comprehensive income	-	-	-	-	-	13,278	70	114,724	128,072
Dividends paid							-	(2,222)	(2,222)
Non-controlling interest initial investment	-	-	-	-	-	-	3,600	-	3,600
Issuances of common stock	210	-	-	3,110	-	-	-	-	3,110
Vesting of restricted stock units, net of forfeitures and tax withholdings	595	-	1	(5,408)	-	-	-	-	(5,407)
Share-based compensation expense	-	-	-	5,120	-	-	-	-	5,120
Repurchases of common stock	-	(2,451)	-	-	(55,450)	-	-	-	(55,450)
Balance at September 30, 2018	58,852	(15,112)	$59	$662,647	$(279,816)	$(5,900)	$3,670	$383,648	$764,308

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$114,724	$31,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,741	22,041
Amortization expense	5,197	6,713
Share-based compensation expense	5,120	10,414
Deferred income taxes	(26,351)	7,054
Allowance for doubtful accounts receivable	7,585	6,344
Payments of contingent acquisition liabilities in excess of initial fair value	(1,186)	(1,700)
Contingent acquisition liability adjustments, net	-	2,213
Gain on disposition	(87,171)	-
Other, net	1,812	1,827
Changes in assets and liabilities (net of dispositions):
Accounts receivable, net and contract assets	(29,195)	(39,933)
Prepaid expenses and other assets	10,095	(1,035)
Accounts payable	(2,920)	906
Accrued liabilities	6,500	1,069
Accrued compensation-related costs	(3,889)	(17,943)
Income taxes payable	35,745	(33)
Other liabilities	(11,418)	2,050
Net cash provided by operating activities	43,389	31,819
Cash flows from investing activities:
Purchases of property and equipment	(11,290)	(30,729)
Proceeds from dispositions, net of selling costs and cash	426,079	-
Other, net	-	(691)
Net cash provided by (used in) investing activities	414,789	(31,420)
Cash flows from financing activities:
Issuances of common stock	3,110	3,211
Repurchases of common stock	(55,450)	(28,012)
Dividend payments	(2,222)	-
Payments of contingent acquisition liabilities	(1,170)	(8,630)
Repayments to banks	(453,064)	(349,164)
Borrowings from banks	321,231	388,458
Payments of debt issuance costs	-	(1,292)
Contributions from non-controlling interest	3,600	-
Other, net	(4,694)	(4,887)
Net cash used in financing activities	(188,659)	(316)
Effect of exchange rate changes on cash and cash equivalents	(543)	631
Net increase in cash and cash equivalents	268,976	714
Cash and cash equivalents at beginning of the period	8,449	8,291
Cash and cash equivalents at end of the period	$277,425	$9,005

Supplemental Unaudited Consolidated Cash Flow Information

(In thousands)

	For the nine months ended
	September 30,
	2018	2017
Interest paid	$3,777	$2,987
Income taxes paid, net of refunds	$(26,720)	$11,876

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2018.

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

On August 24, 2018, we completed the previously announced sale of our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment (collectively, “SaleCo”) to Ankura Consulting Group, LLC (“Ankura”). The sale represented a strategic shift in our services and as such the results from operations of SaleCo have been classified as “discontinued operations” for all periods presented. All other operations are considered “continuing operations” and were presented in our three remaining segments. In addition, the assets and liabilities of SaleCo prior to the sale have been classified as assets held for sale and liabilities held for sale (see Note 3 – Dispositions and Discontinued Operations).

During the three months ended September 30, 2018, we commenced operation of our joint venture Health Systems Solutions (“HSS”), with Baptist Health South Florida. We have a 60% financial and controlling interest in HSS and as such we fully consolidate its operations. As a result, as of September 30, 2018 there is $3.7 million of non-controlling interest.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers Topic 606. For updates to our revenue recognition policy see Note 4 – Revenue Recognition.  Other than Topic 606, there have been no material changes to our significant accounting policies and estimates from the information provided in Part II, Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update amends the requirements for assets and liabilities recognized for all leases longer than twelve months. Lessees will be required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from the lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. The standard, as amended, will require a modified retrospective approach either for leases existing at or entered into after the beginning of the earliest comparative period presented (comparative method), or for all leases existing as of the effective date of adoption (effective date method). We expect to apply the effective date method and are currently evaluating the potential impact of our adoption of this guidance on our consolidated financial statements. Due to the number of office leases we are party to, the related obligation and right-of-use asset is expected to be material to our consolidated balance sheets.

3.DISPOSITIONS AND DISCONTINUED OPERATIONS

On August 24, 2018, we completed the disposition of SaleCo to Ankura for total proceeds of $462.8 million net of working capital adjustments. The operations of SaleCo have been presented in accordance with ASC Topic 205 “Discontinued Operations” for all periods presented. All other operations are considered “continuing operations” and have been presented in three segments.  See Note 5 – Segment Information. During the nine months ended September 30, 2018, the assets and liabilities of SaleCo were reclassified as assets held for sale and liabilities relating to assets held for sale in the unaudited consolidated balance sheets as of December 31, 2017.

The gain on sale was calculated as follows (in thousands):

September 30,
2018
Proceeds from disposition, net of cash	$462,810
Current assets	121,301
Non-current assets	236,804
Current liabilities	(34,139)
Non-current liabilities	(4,573)
Net assets and liabilities related to SaleCo	319,393
Transaction costs	38,497
Foreign currency translation	17,749
Gain on disposition	$87,171

In addition to the purchase agreement, for SaleCo, we entered into a Transition Services Agreement pursuant to which we provide Ankura with certain services to enable Ankura to operate SaleCo (the “TSA Services”). The TSA Services include information technology, finance and accounting, human resources and other corporate support services. The TSA Services will be provided at a cost to Ankura for a period of up to 6 months after the closing date for most services, although some services such as office location related services may extend beyond that date. Income related to the TSA Services has been recorded in general and administrative expenses.

The amounts attributable to each category of discontinued operations were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues before reimbursements	$45,334	$72,982	$214,936	$228,647
Total revenues	$47,875	$76,765	$225,340	$239,927
Cost of services including reimbursable expenses	$32,262	$54,184	$150,917	$172,237
General and administrative expenses	$4,997	$8,854	$21,050	$21,030
Amortization and depreciation expense	$102	$2,039	$3,986	$6,746
Interest expense	$400	$534	$1,488	$1,453
Gain on disposition	$87,171	$-	$87,171	$-
Income from discontinued operations before income tax expense	$97,284	$9,558	$135,012	$36,866
Income tax expense from discontinued operations	$29,997	$3,460	$31,577	$14,025
Income from discontinued operations, net of tax	$67,287	$6,098	$103,435	$22,841

Current year results from operations are for the period through August 24, 2018 (the date of the sale of SaleCo) while the prior year includes results for the full period presented.

During the three months ended September 30, 2018, in conjunction with the SaleCo transaction, we recognized $27.0 million of income tax expense. In addition, we recognized a benefit of $7.9 during the three months ended June 30, 2018 related to the recognition of goodwill on a tax basis on a portion of the assets that were moved to assets held for sale and subsequently sold.

We have allocated interest expense to discontinued operations based on the ratio of net assets of discontinued operations to the sum of total net assets plus consolidated debt.

December 31,
2017
Current assets held for sale
Accounts receivable, net and contract assets	$102,003
Prepaid expenses and other current assets	11,915
Property and equipment, net	17,737
Intangible assets, net	881
Goodwill	214,328
Other assets	14,166
Total assets held for sale	$361,030

Current liabilities held for sale
Accounts payable	$3,994
Accrued liabilities	4,160
Accrued compensation-related costs	38,258
Income taxes payable	1,521
Other current liabilities	8,346
Other non-current liabilities	5,572
Long-term deferred tax liability	24,533
Total liabilities held for sale	$86,384

Capital expenditures for the three and nine months ended September 30, 2018 totaled $0.2 million and $0.4 million, respectively. During the three and nine months ended September 30, 2017, capital expenditures totaled $0.8 million and $9.1 million, respectively.

4.	REVENUE RECOGNITION

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Topic 606 and all the related amendments (“the new revenue standard”) for all contracts with customers not completed as of the adoption date using the cumulative catch-up transition (modified retrospective) method. Results as of January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. As a result of the adoption, we recorded a net increase to opening retained earnings of $0.2 million, net of tax, with the impact primarily relating to certain contracts that include event-based variable consideration.  Previously, we recognized event-based variable fees when contractual milestones or obligations were met, however, Topic 606 requires us to estimate and recognize the revenue from certain event-based variable fees over the period of performance to the extent that it is probable that a significant reversal will not occur.

Effect of the Adoption of Topic 606

For the three and nine months ended September 30, 2018, we recorded $0.7 million and $3.8 million, respectively, in additional revenue related to estimated variable consideration, which would not have been recognized under the prior revenue recognition guidance and have been included in accounts receivable, net and contract assets. Prior year results are presented in accordance with historical accounting. See our 2017 Form 10-K for our historical accounting policy.

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

For our time and material arrangements, the amounts charged correspond directly to the value our clients receive. These arrangements qualify for the right to invoice practical expedient which allows revenue to be recognized based on the number of hours worked by our Client-Service FTE (as defined below) at the contracted bill rates. In some cases, our time and material engagements are subject to a maximum fee amount not to be exceeded, in which case we periodically evaluate the progress of work performed to ensure that the maximum amount billable to the client is not expected to be exceeded. Similarly, our units of production arrangements where the fee is unit/output priced at a per unit value qualifies for the right to invoice practical expedient. As such, revenue for units of production is recognized based on measures such as the number of items processed at agreed-upon rates. When such fees do not qualify for the right to invoice practical expedient or are not attributable to the services delivered in a specific time period, the fees are estimated and recognized over the term of the arrangement.

With our fixed-fee arrangements, we are contracted to complete a pre-determined set of professional services for a pre-determined fee (transaction price). However, the fee and engagement scope can be adjusted based on a mutual agreement between us and the client. In many cases, the recording of fixed revenue amounts requires us to make an estimate of the total amount of work to be performed, and revenues are then recognized as efforts are expended based on hours worked unless another recognition method such as output or straight-line is more representative of value transferred to the client.

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

The majority of our contracts have a single performance obligation. However, when certain arrangements have more than one performance obligation that are distinct from one another, the transaction price is allocated to the separate performance obligations based on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing or margins. Generally, we consider each of consulting/advisory services, transaction advisory services or software-based fees as one distinct performance obligation.

Reimbursable expenses for our engagements include travel, out-of-pocket and independent contractor costs. Such expenses are passed through to clients as contractually allowed. Reimbursable expenses are considered a variable portion of the transaction price and are recognized into revenue consistent with the measure of progress of the respective performance obligation.

Contract Assets and Liabilities

We define contract assets as revenues recognized for fixed-fee, event-based or performance-based arrangements for which we are not contractually able to bill. These contract assets are included in accounts receivable, net and contract assets within the consolidated balance sheets. As of September 30, 2018, and December 31, 2017, our contract assets were not material. In most cases, our standard fixed fee contracts allow for monthly billing.

We define contract liabilities as advance payments from or billings to, our customers for services that have not yet been performed or earned and retainers. These liabilities are recorded within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. As of September 30, 2018, and December 31, 2017, our contract liabilities were $20.2 million and $21.6 million, respectively. During the three and nine months ended September 30, 2018, $1.2 million and $18.9 million, respectively, was recognized into revenue from the opening balance. The remaining change related to amounts billed or payments received for work not yet performed.

Performance Obligations

For disclosure purposes, we apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with an enforceable duration of one year or less. We also apply the practical expedient to exclude those amounts for contracts in which we apply the right to invoice. The majority of our contracts include termination for convenience clauses which generally require 30 days notice with no penalty. The notice period required determines the contract duration resulting in very few agreements which are contractually enforceable beyond one year. As such, the total amount of unsatisfied performance obligations beyond one year is not significant. As of September 30, 2018, we had approximately $162.5 million of remaining performance obligations of which approximately $95.5 million are expected to be satisfied beyond one year. These obligations mainly relate to our newly formed joint venture, HSS.

5.	SEGMENT INFORMATION

During the three months ended September 30, 2018, we completed the sale of SaleCo (See Note 3 – Dispositions and Discontinued Operations). All period operations of SaleCo are classified as discontinued operations. As a result, we have eliminated the former Disputes, Forensics and Legal Technology segment from our segment results reporting and disposed of a portion of our Financial Services Advisory and Compliance segment. The segment information below is presented on a continuing operations basis. See Note 3 — Dispositions and Discontinued Operations for further information. Also, during the three months ended March 31, 2018, we moved our life sciences regulatory and compliance related business from the former Disputes, Forensics and Legal Technology reporting segment into the Healthcare reporting segment. The change better aligns this business with our life sciences team as part of the Healthcare segment, as they have comparable client types and address similar business issues and industry dynamics. Prior year results have been adjusted to conform to current year presentation. Our business is assessed and resources are allocated based on the following three reportable segments:

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues before reimbursements:
Healthcare	$101,799	$100,348	$283,542	$292,353
Energy	34,591	29,597	104,939	93,838
Financial Services Advisory and Compliance	34,996	34,578	109,574	94,116
Total revenues before reimbursements	$171,386	$164,523	$498,055	$480,307

Total revenues:
Healthcare	$109,218	$109,375	$308,180	$319,671
Energy	40,530	35,144	122,350	109,410
Financial Services Advisory and Compliance	37,870	40,993	119,869	107,952
Total revenues	$187,618	$185,512	$550,399	$537,033

Segment operating profit:
Healthcare	$28,687	$31,665	$76,452	$89,067
Energy	10,857	8,077	34,270	25,472
Financial Services Advisory and Compliance	11,482	15,034	39,705	37,389
Total segment operating profit	51,026	54,776	150,427	151,928

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	32,073	35,326	104,064	106,361
Depreciation expense	5,026	4,777	14,966	15,592
Amortization expense	1,568	2,102	4,985	6,418
Other operating costs, net	(201)	1,014	3,077	2,320
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	1,585	1,450	4,374	6,035
Operating income	10,975	10,107	18,961	15,202
Interest and other expense, net	362	836	2,083	2,538
Income from continuing operations before income tax expense	$10,613	$9,271	$16,878	$12,664

Total assets allocated by segment include accounts receivable, net and contract assets, certain retention-related prepaid assets, intangible assets, net and goodwill. The remaining assets are unallocated. As of December 31, 2017, unallocated assets included assets held for sale of $361.0 million, related to assets previously allocated to the former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice of the Financial Services Advisory and Compliance segment (see Note 3 – Dispositions and Discontinued Operations). Allocated assets by segment were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Healthcare	$404,261	$419,894
Energy	125,954	115,478
Financial Services Advisory and Compliance	87,782	87,554
Unallocated assets	380,301	457,338
Total assets	$998,298	$1,080,264

6.GOODWILL AND INTANGIBLE ASSETS, NET

As part of our divestiture of SaleCo the entire former Disputes Forensics and Legal Technology segment was sold.  The disposed book value of goodwill was $212.3 million, which includes $5.7 million related to the transaction advisory services practice, formerly in Financial Services Advisory and Compliance segment (see Note 3 – Dispositions and Discontinued Operations) that we also sold. In addition, in the first quarter of 2018, we moved our life sciences regulatory and compliance related business from the former Disputes, Forensics and Legal Technology segment into our Healthcare segment. The changes made to the goodwill balances of our reporting units for the nine months ended September 30, 2018 and the year ended December 31, 2017, were as follows (shown in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2017	$278,130	$80,109	$54,462	$412,701
Transfer from the former Disputes, Forensics and Legal Technology segment	15,934	-	-	15,934
Assets Held for Sale	-	-	(5,676)	(5,676)
Goodwill at December 31, 2017 adjusted	$294,064	$80,109	$48,786	$422,959
Adjustments	(54)	200	(18)	128
Foreign currency translation	(474)	(396)	(424)	(1,294)
Net goodwill at September 30, 2018	$293,536	$79,913	$48,344	$421,793

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2016	$272,032	$77,924	$53,784	$403,740
Transfer from the former Disputes, Forensics and Legal Technology segment	15,934	-	-	15,934
Assets Held for Sale	-	-	(5,676)	(5,676)
Goodwill at December 31, 2016 adjusted	$287,966	$77,924	$48,108	$413,998
Acquisitions	5,837	-	-	5,837
Adjustments	9	1,231	(35)	1,205
Foreign currency translation	252	954	713	1,919
Net goodwill at December 31, 2017	$294,064	$80,109	$48,786	$422,959

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

As part of the disposition of SaleCo, we sold $0.3 million of intangible assets; which is net of $3.2 million of accumulated amortization. Intangible assets consisted of (in thousands):

	September 30,	December 31,
	2018	2017
Intangible assets:
Customer lists and relationships	$106,082	$106,035
Non-compete agreements	23,173	22,866
Other	28,701	28,825
Intangible assets, at cost	157,956	157,726
Less: accumulated amortization	(142,351)	(137,554)
Intangible assets, net	$15,605	$20,172

Our intangible assets have estimated remaining useful lives ranging up to seven years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At September 30, 2018, our intangible assets categories were as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.2	$13,786
Non-compete agreements, net	2.6	1,279
Other intangible assets, net	3.6	540
Total intangible assets, net	4.0	$15,605

Total amortization expense was $5.0 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated annual aggregate amortization expense to be recorded related to intangible assets at September 30, 2018 is as follows (in thousands):

Year Ending December 31,	Amount
2018 (includes January - September)	$6,602
2019	4,513
2020	3,525
2021	3,697
2022	680
2023 and thereafter	1,760

7.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares were as follows (in thousands and based on the weighted average days outstanding for the periods):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Basic shares	44,645	46,619	44,957	46,888
Employee stock options	169	87	164	168
Restricted stock units	1,070	1,257	1,283	1,437
Contingently issuable shares	48	54	34	68
Diluted shares	45,932	48,017	46,438	48,561
Antidilutive shares (1)	28	348	32	177

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

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of restricted stock unit awards	$1,854	$2,545	$6,291	$8,184
Amortization of stock option awards	24	152	82	531
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	56	50	235	231
Total share-based compensation expense	$1,934	$2,747	$6,608	$8,946

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of services before reimbursable expenses	$844	$1,111	$2,282	$4,124
General and administrative expenses	1,090	1,636	4,326	4,822
Total share-based compensation expense	$1,934	$2,747	$6,608	$8,946

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Amounts are presented on a continuing operations basis (see Note 3 – Dispositions and Discontinued Operations).

At September 30, 2018, we had $9.3 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the nine months ended September 30, 2018, we granted an aggregate of 450,516 share-based awards, consisting of restricted stock awards and units with an aggregate fair value of $9.7 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net and Contract Assets

The components of accounts receivable, net and contract assets, were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Billed amounts	$105,770	$112,356
Engagements in process	80,535	64,835
Allowance for uncollectible billed amounts	(7,115)	(6,288)
Allowance for uncollectible engagements in process	(2,864)	(5,065)
Accounts receivable, net and contract assets	$176,326	$165,838

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Notes receivable - current	$862	$1,352
Prepaid recruiting and retention incentives - current	4,690	4,437
Other prepaid expenses and other current assets	25,350	15,217
Prepaid expenses and other current assets	$30,902	$21,006

Other Assets

The components of other assets were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Notes receivable - non-current	$734	$1,347
Capitalized client-facing assets	774	1,821
Prepaid recruiting and retention incentives - non-current	2,889	3,164
Prepaid expenses and other non-current assets	4,593	3,046
Other assets	$8,990	$9,378

Other prepaid expenses and other current assets includes a $14.0 million receivable which has an equal and off-setting other current liability relating to the disposition of SaleCo.

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

Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the periods in which they are recoverable from the employees, with periods averaging three years. During the nine months ended September 30, 2018 and 2017, we granted $5.2 million and $5.7 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Furniture, fixtures and equipment	$58,467	$56,298
Software	90,689	86,611
Leasehold improvements	49,438	46,118
Property and equipment, at cost	198,594	189,027
Less: accumulated depreciation and amortization	(131,337)	(117,595)
Property and equipment, net	$67,257	$71,432

During the nine months ended September 30, 2018, we invested $11.3 million in property and equipment.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Deferred acquisition liabilities - current	$2,661	$3,897
Contract liabilities	20,231	21,621
Deferred rent - current	2,852	2,466
Other current liabilities	15,369	2,566
Total other current liabilities	$41,113	$30,550

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Deferred acquisition liabilities - non-current	$959	$1,972
Deferred rent - non-current	22,423	23,499
Other non-current liabilities	2,681	1,131
Total other non-current liabilities	$26,063	$26,602

Other current liabilities include a $14.0 million payable which has an equal and off-setting receivable within other current assets. These amounts were recorded in conjunction with the disposition of SaleCo.

Deferred acquisition liabilities, current and non-current, at September 30, 2018 consisted of cash obligations related to contingent and definitive purchase price considerations recorded at fair value and net present value, respectively. See Note 13 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2028.

At September 30, 2018, other non-current liabilities included $1.1 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client-service employees and leaders, we grant restricted stock units which typically vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

Contract liabilities represents advance billings to our clients for services that have not yet been performed and earned. Further information regarding the amount of revenue recognized of the beginning contract liabilities balance in the nine months ended September 30, 2018 can be found in Note 4 - Revenue Recognition. As a result of our adoption of Topic 606, as of January 1, 2018 we renamed Deferred revenue to Contract liabilities.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss attributable to Navigant, Consulting Inc. was as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Unrealized loss on foreign exchange:
Balance at beginning of period	$(21,345)	$(21,622)	$(19,308)	$(25,166)
Unrealized (loss) gain on foreign exchange	(1,232)	1,865	(3,269)	5,409
Realized loss on foreign exchange	16,677	-	16,677	-
Balance at end of period	$(5,900)	$(19,757)	$(5,900)	$(19,757)

Unrealized loss on derivatives:
Balance at beginning of period	$460	$(30)	$130	$(40)
Unrealized gain (loss) on derivatives in period, net of reclassification	186	(18)	548	(22)
Realized gain on termination of derivatives	(452)	-	(452)	-
Reclassified to interest expense	(35)	61	(79)	84
Income tax expense	(159)	(25)	(147)	(34)
Balance at end of period	$-	$(12)	$-	$(12)

			2018	2017
Accumulated other comprehensive loss at September 30,			(5,900)	(19,769)

During the three months ended September 30, 2018, we realized $16.7 million in foreign currency translation loss related our European based entity which was included in the disposition of SaleCo (See Note 3 – Dispositions and Discontinued Operations).

11.	BANK DEBT

Our credit agreement provides a $350 million revolving credit facility. The credit facility becomes due and payable in full upon maturity on March 28, 2022. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $450 million. Borrowings and repayments under the credit facility may be made in multiple currencies including United States (U.S.) Dollars, Canadian Dollars, United Kingdom (U.K.) Pound Sterling and Euro. $400 million to $350 million, in each case effective concurrently with the closing of the reorganization and sale of SaleCo.

At September 30, 2018, we had no aggregate borrowings outstanding, compared to $132.9 million at December 31, 2017. Based on our financial covenants at September 30, 2018, approximately $346.1 million in additional borrowings were available to us under the credit facility. At September 30, 2018, we had $3.9 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At September 30, 2018, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%. Our average borrowing rate was 3.9% and 2.7% for the three months ended September 30, 2018 and 2017, respectively and 3.2% and 2.6% for the nine months ended September 30, 2018 and 2017, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio

(the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At September 30, 2018, under the definitions in the credit agreement, our consolidated leverage ratio was 0.0:1 and our consolidated interest coverage ratio was 41.0:1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at September 30, 2018; however, there can be no assurances that we will remain in compliance in the future.

12.	INCOME TAXES

On December 22, 2017, Tax Reform, the legislation, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

While Tax Reform provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. We elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, our effective tax rate from continuing operations increased by 1.3% for the nine months ended September 30, 2018, and our effective income tax rate from discontinued operations increased by 8.9% for the nine months ended September 30, 2018. In conjunction with the GILTI provisions, the new law provides a 13.125% effective tax rate on excess returns earned directly from foreign services. Specifically, the new law allows us a deduction equal to foreign derived intangible income ("FDII"). Our FDII is the amount of our "deemed intangible income" that is attributable to the performance of services for foreign persons or with respect to property outside the U.S. The FDII provisions allow us to deduct from our U.S. income tax return foreign services income in excess of a minimum return on our tangible assets. As a result of the FDII provisions, our effective tax rate from continuing operations decreased by 4.0% for the nine months ended September 30, 2018, and our effective tax rate from discontinued operations decreased by 0.9% for the nine months ended September 30, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. We recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of Tax Reform. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the nine months ended September 30, 2018, our effective tax rate from continuing operations increased by 0.3% due to adjustments to its provisional amounts included in our consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in the fourth quarter 2018.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period. During the nine months ended September 30, 2017, we recorded $2.2 million in other operating costs for a net increase in the liability, reflecting changes in the fair value estimate of the deferred contingent acquisition liability for certain acquisitions made in 2017 (see Note 3 – Acquisitions to the consolidated financial statements in our 2017 Form 10-K). The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the nine months ended
	September 30,
	2018	2017
Beginning Balance	$3,870	$1,723
Accretion of acquisition-related contingent consideration	151	208
Remeasurement of acquisition-related contingent consideration	-	2,213
Payments	(2,356)	(330)
Ending Balance	$1,665	$3,814

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, net and contract assets and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2018 based upon the short-term nature of the assets and liabilities. As of September 30, 2018 we had minimal financial assets and liabilities measured at fair value on a recurring basis.

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

On August 24, 2018, we completed the previously announced sale of SaleCo to Ankura. The sale represented a strategic shift in our services and in accordance with the applicable guidance the results from operations of SaleCo have been classified as discontinued operations for all periods presented.  All other operations are considered “continuing operations” and have been presented in our three remaining segments.  In addition, the assets and liabilities of SaleCo prior to the sale were classified as assets held for sale and liabilities held for sale. See Note 3 — Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements for further information.

Revenues and Expenses

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. Approximately 40% of our revenues are generated on a time and material basis, though we also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain event-based or performance-based contractual milestones or outcomes. We estimate and recognize the revenue from such contingent fees over the period of performance to the extent that it is probable that a significant reversal will not occur. Variations in our quarterly or yearly revenues and resulting operating profit margins may occur depending on the timing of, and our ability to estimate, such contractual outcomes. Revenues are also earned on a per unit or subscription basis, generally for our technology-based service offerings. On January 1, 2018, we adopted Topic 606 on a modified retrospective basis.  As such, results for the nine months ended September 30, 2018 are presented under the new standard while the comparable results are presented using our historic accounting. During the three and nine months ended September 30, 2018 we recorded $0.7 million and $3.8 million in estimated event-based fees as a result of the new guidance.  See Note 4 – Revenue Recognition to the notes to our unaudited consolidated financial statements for further information.

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

Technology

We continue to invest in technology infrastructure to support our evolving service offerings, including investment in more sophisticated technology infrastructure to enable our technology-based services to expand and change over time and to deliver scalable technology solutions to meet the demands of our clients.

Acquisitions

For details regarding our acquisitions, see Note 3 – Acquisitions to the consolidated financial statements in our 2017 Form 10-K. Any material impact our acquisitions may have had on our results from operations or segment results for the periods presented has been included in our discussion below.

Key Operating Metrics

The following key operating metrics provide additional operating information related to our continuing business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. Our Technology, Data & Process businesses are comprised of technology-enabled professional services, including business process management services and data analytics, legal technology solutions and data services, insurance claims processing, market research and benchmarking businesses.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:
•	Client-Service FTE — a combination of Consulting FTE and Technology, Data & Process FTE defined as follows:
•	Consulting FTE — individuals assigned to client services who record time to client engagements; and
•

Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above that are not included in the average bill rate and average utilization metrics described below.

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

•	Billable hours are the number of hours our Consulting FTE recorded to client engagements during the reporting period. Hours related to Technology, Data & Process FTE are excluded from billable hours.
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

Additional Highlight

On April 10, 2018, we announced that we formed a joint venture (HSS) with Baptist Health South Florida.  Through this joint venture, we will leverage the business process management services team within the Healthcare segment to help drive efficiencies and improved revenue collection, cash flow and cost management for the Baptist Health system.  We commenced operation of HSS during the three months ended September 30, 2018, during the early ramp-up stage we expect lower profitability than our on-going business process management service engagements.

Results of Operations

Key highlights of our results of operations for the three months ended September 30, 2018 and 2017 were:

Revenues before reimbursements (RBR) increased 4.2% over the prior year period. RBR increased in all three of our segments and mainly due to organic RBR growth within our Energy segment as well as RBR from our newly formed joint venture mentioned above. Event-based fees for the three months ended September 30, 2018 and 2017 were $1.0 million and $1.9 million, respectively.  Cost of services before reimbursable expenses increased 9.7% mainly due to wages and benefits expenses related to HSS and new hiring within the Financial Services Advisory and Compliance and Energy segments. General and administrative expenses decreased 9.2% mainly due to a decrease in bad debt expense. Income from discontinued operations, net of tax increased significantly mainly due to the gain on sale of $60.2 million, net of tax. Our effective income tax rate for the three months ended September 30, 2018 and 2017 on a continuing basis was 35.7% and 37.7%, respectively. Net income for the three months ended September 30, 2018 and 2017 was $74.0 million and $11.9 million, respectively.

Key highlights of our results of operations for the nine months ended September 30, 2018 and 2017 were:

RBR increased 3.7% over the prior year period, mainly due to organic RBR growth within our Financial Services Advisory and Compliance and Energy segments partially offset by a decrease within the Healthcare segment. Event-based fees for the nine months ended September 30, 2018 and 2017 were $6.8 million and $4.1 million, respectively mainly due to the adoption of the new revenue standard.  Cost of services before reimbursable expenses increased by 5.3% and general and administrative expenses decreased 2.2%. Income from discontinued operations, net of tax increased 352.8% mainly due to the gain on sale. Our effective income tax rate for the nine months ended September 30, 2018 and 2017, on a continuing basis was 32.7% and 29.0%, respectively. Net income for the nine months ended September 30, 2018 and 2017 was $114.7 million and $31.8 million, respectively. Further explanations are provided below.

			2018 over			2018 over
			2017			2017
	For the three months ended		Increase	For the nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2018	2017	Percentage	2018	2017	Percentage
Key operating metrics:
Average FTE
-Consulting	1,388	1,378	0.7	1,372	1,383	(0.8)
-Technology, Data & Process	3,356	2,930	14.5	2,990	2,784	7.4
-Non-billable	851	728	16.9	825	724	14.0
Period end FTE
-Consulting	1,408	1,385	1.7	1,408	1,384	1.7
-Technology, Data & Process	3,483	2,949	18.1	3,483	2,949	18.1
-Non-billable	881	737	19.5	881	737	19.5
Average bill rate	$253	$264	(4.2)	$255	$260	(1.9)
Utilization	68%	73%	(6.8)	71%	73%	(2.7)

Key Operating Metrics

Average FTE – Consulting was relatively flat as hiring within our Financial Services Advisory and Compliance segment to meet future needs as well as hiring within our Energy segment was partially offset by fewer hires within our Healthcare segment. Average FTE – Technology, Data & Process increased 14.5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 mainly due to our newly formed joint venture with Baptist Health South Florida. Utilization levels were 68% and 73% for the three months ended September 30, 2018 and 2017, respectively, for all three segments combined. Average bill rate decreased 4.2% to $253 over the same periods, primarily attributable to an increase in lower bill rate engagements mainly within our Healthcare and Financial Services Advisory and Compliance segments.

Average FTE – Consulting for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was relatively flat, as overall hires within the Financial Services Advisory and Compliance segment were offset by reductions within Energy and Healthcare segments. Average FTE – Technology, Data & Process increased 7.4% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was mainly a result of HSS. Utilization levels were 71% and 73% for the nine months ended September 30, 2018 and 2017, respectively, and average bill rate decreased 1.9% to $255 over the same periods, for reasons discussed above.

Average Non-billable FTE increased 16.9% and 14.0% for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. The increase primarily relates to the transfer of FTE from our Healthcare segment and new hires to support the buildout of a centralized data management and analytic team largely located in India.

Results for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

Revenue before Reimbursements. See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 9.7% for the three months ended September 30, 2018 compared to three months ended September 30, 2017 mainly due to increased compensation and benefits expense relating to recent hires and our recently formed joint venture. Medical expenses included in benefits expense were higher for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Severance expense relating to Client-Service FTE was nil and $0.4 million for the three months ended September 30, 2018 and 2017, respectively.

Cost of services before reimbursable expenses increased by 5.3% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to reasons similar to those discussed above. In addition, we incurred higher strategic development costs within the Healthcare segment during the nine months ended September 30, 2018 compared to the corresponding period in 2017. Severance expense relating to Client-Service FTE was $2.2 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively, primarily related to planned personnel actions within the Healthcare segment.

General and Administrative Expenses. General and administrative expenses decreased 9.2% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 mainly due to a decrease in bad debt expense as a result of our annual general reserve analysis and a specific customer bad debt expense in the prior year period. Bad debt expense for the three months ended September 30, 2018 and 2017 was nil and $2.3 million, respectively. This decrease was offset by an increase in incentive bonus due to company performance. In addition, wage savings were offset by increases in long-term compensation and incentive bonus expenses; mainly due to accelerated stock-based compensation as a result of retirement eligibility at time of grant. Severance expense for the three months ended September 30, 2018 and 2017 was nil and $0.7 million, respectively.

General and administrative expenses as a percent of RBR were 18.7% for the three months ended September 30, 2018 as compared to 21.5% for the three months ended September 30, 2017. The decrease mainly relates to the increase in RBR for the three months ending September 30, 2018 compared to September 30, 2017. General and administrative expenses as a percent of RBR is higher than historical norms due to the absorption of costs relating to SaleCo which were not allocated to discontinued operations due to them not being directly identifiable. However, we do expect these costs to be reduced over time.

General and administrative expenses decreased 2.2% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily related to lower audio conferencing, communication and computer expenses and compensation and benefits expense. These decreases were partially offset by higher incentive compensation due to company performance and accelerated stock-based compensation expense and higher medical expense. Bad debt expense for the nine months ended September 30, 2018 and 2017 was $2.6 million and $3.2 million, respectively. Severance expense for the nine months ended September 30, 2018 and 2017 was $2.2 million and $4.3 million, respectively.

General and administrative expenses as a percent of RBR were 20.9% for the nine months ended September 30, 2018 as compared to 22.1% for the nine months ended September 30, 2017. The decrease was primarily due to the same reasons discussed above for the three month period.

Depreciation Expense. Depreciation expense increased 5.2% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 mainly due to an increase in leasehold improvement depreciation partially offset by fully depreciated computer software and hardware. Depreciation expense decreased 4.0% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 mainly due to fully depreciated software and hardware partially offset depreciation relating to recent leasehold improvement expenditures.

Other operating costs (benefit). Other operating benefit for the three months ended September 30, 2018 was $0.4 million relating to a gain resulting from the termination of our swaps partially offset by the write down of capitalized financing fees proportionate to the reduction in borrowing capacity on our credit facility. Other costs included office consolidation costs relating to a small office which we exited during the quarter. Other operating expense for the three months ended September 30, 2017 was $1.0 million relating to fair value adjustment to our estimated deferred contingent acquisition liabilities.

Other operating costs (benefit) for the nine months ended September 30, 2018 included a $0.5 million impairment of software and $3.2 million in legal and transition costs relating to the disposition of SaleCo in addition to the items in the three month discussion above. For the nine months ended September 30 2017, we recorded a $2.2 million fair value adjustment to our estimated deferred contingent acquisition liabilities.

Amortization Expense. Amortization expense decreased 25.4% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and decreased 22.3% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Interest Expense. Interest expense decreased 19.7% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as higher borrowing interest rates were more than offset by lower average borrowing. For the nine months ended September 30, 2018 interest expense increased 6.4% compared to the corresponding period in the prior year, mainly due to higher borrowing rates partially offset by lower average borrowing. Average borrowing interest rates were 3.7% and 2.7% for the three months ended September 30, 2018 and 2017, respectively and 3.2% and 2.5% for the nine months ended September 30, 2018 and 2017, respectively.

Interest Income. Interest income increased 597.0% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 mainly due to short-term investments made during the three months ended September 30, 2018.  Following the disposition of SaleCo, we are investing excess cash from the proceeds. The investments qualify as cash and cash equivalents under US GAAP.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions.

The effective income tax rate on a continuing basis for the three months ended September 30, 2018 and 2017 was 35.7% and 37.0%. The effective income tax rate on a continuing basis for the nine months ended September 30, 2018 and 2017 was 32.7% and 29.0%, respectively. Rates between periods from changes that reduced the US Federal Corporate Income tax rate from 35.0% to 21.0% that became effective on January 1, 2018. Off-setting the benefit from the Tax Reform was the impact of a settlement associated with the finalization of our IRS audit for the 2014 tax year and the impact of the value of vested restricted stock unit awards and exercised stock options in the prior year period.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax increased $61.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 mainly due to the gain on disposition of SaleCo of $60.2 million, net of tax (See Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements). The current year also benefited from lower effective tax rates due to certain provision eligibilities. These increases were partially offset by a decrease relating to a full three months of SaleCo operating results in the operations included in the prior period compared to seven weeks in the current period.

Income from discontinued operations, net of tax increased $80.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 mainly relating to similar items discussed above.

Segment Results

As a result of the disposition of SaleCo, its operations have been reported in accordance with ASC Topic 205 as “discontinued operations” for all periods presented. Accordingly, we have eliminated the former Disputes, Forensics and Legal Technology segment from our segment results.  See Note 3 – Dispositions and Discontinued Operations and Note 5 – Segment Information to the notes to our unaudited consolidated financial statements for further information. All other operations are considered “continuing operations.”

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

Healthcare
			2018 over			2018 over
			2017			2017
	For the three months		Increase	For the nine months		Increase
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2018	2017	Percentage	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$101,799	$100,348	1.4	$283,542	$292,353	(3.0)
Total revenues (in 000s)	$109,218	$109,375	(0.1)	$308,180	$319,671	(3.6)
Segment operating profit (in 000s)	$28,687	$31,665	(9.4)	$76,452	$89,067	(14.2)
Key segment operating metrics:
Segment operating profit margin	28.2%	31.6%	(10.8)	27.0%	30.5%	(11.5)
Average FTE - Consulting	624	671	(7.0)	631	658	(4.1)
Average FTE - Technology, Data & Process	3,127	2,780	12.5	2,801	2,634	6.3
Average utilization rates based on 1,850 hours	68%	73%	(6.8)	70%	74%	(5.4)
Average bill rate	$272	$282	(3.5)	$264	$280	(5.7)

The Healthcare segment provides consulting services and business process management services. Clients of this segment include healthcare providers, payers and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, the implementation of a new electronic health records system and we provide product planning and commercialization expertise.

Three months ended September 30, 2018 compared to corresponding period in 2017

RBR for this segment increased 1.4% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The segment experienced increases in RBR resulting from HSS, the newly formed joint venture with Baptist Health South Florida and continued demand for life sciences engagements. These increases were partially offset by lower RBR as a result of fewer large Healthcare consulting engagements versus the prior year and event-based fees which were $1.0 million and $1.9 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

Average FTE – Consulting decreased 7.0% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to planned reductions in headcount in the first quarter of 2018 and attrition in the period. Average FTE – Technology, Data & Process increased 12.5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 mainly due to the joint venture. Utilization decreased 6.8% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to lower demand for consulting engagements discussed above. Average bill rate decreased 3.5% to $272, mainly due to a change in project mix.

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, segment operating profit decreased $3.0 million and segment operating profit margin decreased 3.4 percentage points mainly due to lower consulting fees and start-up costs related to HSS. In addition, severance expense for the three months ended September 30, 2018 and 2017 was nil and $0.4 million, respectively.

Nine months ended September 30, 2018 compared to corresponding period in 2017

RBR for this segment decreased 3.0% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly due to fewer large Healthcare consulting engagements and lower event-based fees partially offset by increases similar to those mentioned in the three-month discussion above.  This decrease was partially offset by higher event-based fees driven mainly by the adoption of Topic 606 on January 1, 2018 (See Note 4 – Revenue Recognition to the notes to our unaudited consolidated financial statements).  Event-based fees were $6.3 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Average FTE – Consulting decreased 4.1% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and Average FTE – Technology, Data & Process increased 6.3% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Utilization decreased 5.4% and average bill rate decreased 5.7% to $264 for the nine months ended September 30, 2018 compared to the nine months ended September 30. Changes to these key operating metrics are the result of factors similar to those discussed above for the three month period.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, segment operating profit and segment operating profit margin decreased $12.6 million and 3.5 percentage points, respectively. These decreases were attributable to lower RBR and higher strategic development costs, increased headcount within our business process management services and the maintenance of resources in consulting in anticipation of improving demand for those services. In addition the start-up of the joint venture has decreased segment operating profit as anticipated. Severance expense for the nine months ended September 30, 2018 and 2017 was $1.9 million and $1.4 million, respectively, due to Client Service-FTE reductions taken towards the end of the first quarter 2018.

Energy
			2018 over			2018 over
			2017			2017
	For the three months ended		Increase	For the nine months		Increase
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2018	2017	Percentage	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$34,591	$29,597	16.9	$104,939	$93,838	11.8
Total revenues (in 000s)	$40,530	$35,144	15.3	$122,350	$109,410	11.8
Segment operating profit (in 000s)	$10,857	$8,077	34.4	$34,270	$25,472	34.5
Key segment operating metrics:
Segment operating profit margin	31.4%	27.3%	15.0	32.7%	27.1%	20.7
Average FTE - Consulting	462	443	4.3	445	457	(2.6)
Average FTE - Technology, Data & Process	56	57	(1.8)	56	59	(5.1)
Average utilization rates based on 1,850 hours	64%	67%	(4.5)	68%	67%	1.5
Average bill rate	$204	$199	2.5	$214	$205	4.4

The Energy segment provides advisory services to utilities, governmental agencies, manufacturers and investors. We provide our clients with advisory solutions in business strategy and planning, distributed energy resources and renewables, energy efficiency and demand response, sustainability, and grid modernization. In addition, we provide a broad array of benchmarking and research services.

Three months ended September 30, 2018 compared to corresponding period in 2017

RBR for this segment increased 16.9% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Increases were seen across the segment as demand for global commercial client engagements, government work and market research remained strong.

Average FTE – Consulting increased 4.3% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to hiring to meet future anticipated demand. Average FTE – Technology, Data & Process remained flat for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Utilization decreased 4.5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Average bill rate increased 2.5% to $204, mainly due to project mix and annual increases.

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, segment operating profit and segment operating profit margin increased $2.8 million and 4.1 percentage points, respectively. These results were attributable to the RBR growth.

Nine months ended September 30, 2018 compared to corresponding period in 2017

RBR for this segment increased 11.8% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly due to organic growth across the segment partially offset by lower government related work for the year to date 2018 period.

Average FTE – Consulting decreased 2.6% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to actions taken during 2017 and Average FTE –Technology, Data & Process decreased 5.1% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Utilization increased 1.5% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to increased demand. Average bill rate increased 4.4% to $214, mainly due to annual increases and project mix. Changes to these key operating metrics are the result of factors similar to those discussed above for the three month period.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, segment operating profit and segment operating profit margin increased $8.8 million and 5.6 percentage points, respectively. These results were attributable to the RBR growth as well as cost saving measures taken during 2017.

Financial Services Advisory and Compliance
			2018 over			2018 over
			2017			2017
	For the three months ended		Increase	For the nine months		Increase
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2018	2017	Percentage	2018	2017	Percentage
Revenues before reimbursements (in 000s)	$34,996	$34,578	1.2	$109,574	$94,116	16.4
Total revenues (in 000s)	$37,870	$40,993	(7.6)	$119,869	$107,952	11.0
Segment operating profit (in 000s)	$11,482	$15,034	(23.6)	$39,705	$37,389	6.2
Key segment operating metrics:
Segment operating profit margin	32.8%	43.5%	(24.6)	36.2%	39.7%	(8.8)
Average FTE - Consulting	302	264	14.4	296	268	10.4
Average FTE - Technology, Data & Process	173	93	86.0	133	91	46.2
Average utilization rates based on 1,850 hours	73%	84%	(13.1)	80%	79%	1.3
Average bill rate	$284	$311	(8.7)	$289	$295	(2.0)

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

Three months ended September 30, 2018 compared to corresponding period in 2017

RBR on a continuing basis (excluding transaction advisory services) for this segment increased 1.2% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, reflecting continued strength in our key markets.

Average FTE – Consulting increased 14.4% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to hiring to meet increased demand and expand certain areas of expertise. Average FTE – Technology, Data & Process increased 86.0% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to hiring for a new managed services engagement to outsource a client’s anti-money laundering and transaction monitoring capabilities. Utilization decreased 13.1% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, mainly due to the unusually high level in the prior year as well as hiring to meet current and anticipated demand. Average bill rate decreased 8.7% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to project mix.

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, segment operating profit decreased $3.6 million driven by higher wages and benefits relating to the increased FTE levels and costs of additional temporary project-based resources that are not included in the FTE metric. Segment operating profit margin decreased 10.7 percentage points as costs mentioned above outpaced RBR growth.

Nine months ended September 30, 2018 compared to corresponding period in 2017

RBR for this segment increased 16.4% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in RBR was primarily due to increased demand for financial crime, sanctions and operational efficiency engagements with our larger financial services clients.

Average FTE – Consulting increased 10.4% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Average FTE – Technology, Data & Process increased 46.2% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Changes to these key operating metrics are the result of factors similar to those discussed above for the three month period.  Utilization increased 1.3% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to higher demand in the first half of the year partially offset by recent hiring. Average bill rate decreased 2.0% to $289.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, segment operating profit increased $2.3 million due to higher RBR and segment operating profit margin decreased 3.5 percentage points for reasons similar to those discussed above.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the nine months ended September 30,

	2018	2017
Net cash provided by operating activities	$43,389	$31,819
Net cash provided by (used in) investing activities	$414,789	$(31,420)
Net cash used in financing activities	$(188,659)	$(316)

As a result of the disposition of SaleCo that was completed on August 24, 2018 we realized $426.1 million of proceeds net of transaction costs which excluded approximately $49.0 million in cash taxes to be paid. During the three months ended September 30, 2018, we paid off our debt, paid a dividend and increased our share repurchase activity. Cash and cash equivalents as of September 30, 2018, were $277.4 million, which we expect to use for additional share repurchases, dividends and investments in our key growth markets. See Note 3 – Dispositions and Discontinued Operations and Note 11 – Bank Debt to the notes to our unaudited financial statements.

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

We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable, net and contract assets balance, net of reserves and deferred revenue credits, at the end of the quarter by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 75 days at September 30, 2018, compared to 73 days at December 31, 2017.

Operating Activities

Net cash provided by operating activities was $43.4 million and $31.8 million for the nine months ended September 30, 2018 and 2017, respectively. The change for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to higher cash income and lower working capital requirements.

Investing Activities

Net cash provided by investing activities was $414.8 million for the nine months ended September 30, 2018 and net cash used by investing activities was $31.4 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, cash provided by investing activities was due to net proceeds received as a result of the divestiture of SaleCo partially offset by capital expenditures of $11.3 million.  Capital expenditures for the nine months ended September 30, 2017 was higher than the same period in 2018 due to the build-out of our new corporate headquarters in Chicago in 2017.

Financing Activities

Net cash used in financing activities was $188.7 million and $0.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. During the nine months ended September 30, 2018, using the proceeds from the divestiture of SaleCo, we paid down our bank debt to zero, paid a cash dividend of $2.2 million and increased our share repurchases from the prior year by $27.4 million for a total of $55.5 million. During the nine months ended September 30, 2017, we had a net borrowings of

$39.3 million mainly to fund our capital expenditures, and re-purchased $28.0 million of our shares, as part of our share repurchase program.

Debt, Commitments and Capital

For further information regarding our debt, see Note 11 – Bank Debt to our unaudited consolidated financial statements.

At September 30, 2018, we had total contractual obligations of $144.5 million. The following table shows the components of our significant commitments at September 30, 2018 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2018	2019 to 2020	2021 to 2022	Thereafter
Deferred acquisition liabilities (a)	$3,620	$1,593	$2,027	$-	$-
Lease commitments (b) (c)	140,881	7,673	51,697	35,221	46,290
Total contractual obligations	$144,501	$9,266	$53,724	$35,221	$46,290

(a)

At September 30, 2018, we had $3.6 million in liabilities relating to contingent and definitive acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of certain obligations is contingent upon certain acquired businesses meeting performance targets. Assuming each of these acquired businesses reaches its maximum target, our maximum deferred contingent acquisition liability would be $6.9 million at September 30, 2018.

(b)	Includes amounts relating to discontinued operations.
(c)	Includes $27.4 million of office locations which have been sublet.

Since inception of our share repurchase program through September 30, 2018, we have repurchased an aggregate of 13,347,364 shares of our common stock for approximately $224.6 million. At September 30, 2018, we had approximately $135.4 million remaining for share repurchases under the board authorization effective May 1, 2017. On April 19. 2017, our board of directors authorized an increase in our share repurchase authorization to $100.0 million for the 32-month period ending December 31, 2019 and on May 7, 2018, our board again increased it to a total of $175.0 million through December 31, 2020. See Part II, Item 2 of this report for additional information on the share repurchases made during the three months ended September 30, 2018.

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

Critical Accounting Policies

On January 1, 2018, we adopted Topic 606, see Note 4 – Revenue Recognition to the notes to our financial statements for updates to our revenue recognition policy. Other than the above, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2017 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2018, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At September 30, 2018, we had net assets of approximately $15.3 million with a functional currency of the Canadian

Dollar and $15.0 million with a functional currency of the Euro and net liabilities of approximately $0.3 million with a functional currency of the U.K. Pound Sterling related to our non-U.S. operations. At September 30, 2018, we had net liabilities denominated in non-functional currencies of approximately $12.7 million. As such, a ten percent change in the value of the local currencies would have resulted in a $1.3 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

We have revised certain controls, including those over dispositions for a more significant transaction. In addition, we have added controls as a result of entering into the Transition Services Agreement with Ankura which requires us to maintain books and records of two separate companies on a single enterprise resources planning system.

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

Our divestiture of SaleCo requires us to continue providing post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our business and results of operations.

Our divestiture of SaleCo involves a number of risks, including, among other things, certain indemnification risks and risks associated with the provision of transitional services. We have agreed to provide certain transition services to Ankura, such as technological support, services and leased space.  In addition, Ankura will provide certain systems, services and leased space to us during the transition period. There are risks in providing and transitioning away from shared services, as they may incur unanticipated costs and liabilities, may divert our management’s and employees’ attention and may adversely affect our continuing business operations. This transition services agreement with Ankura may also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations in connection with the transition services agreement. In addition, there are increased opportunities for errors inherent in maintaining the books and records of two separate unrelated companies on a single enterprise resources planning system.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the third quarter of 2018:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(a)
Jul 1 - 31, 2018	117,570	$21.88	117,570	$169,390,233
Aug 1 - 31, 2018	702,712	$24.07	702,712	$152,474,129
Sep 1 - 30, 2018	720,058	$23.77	720,058	$135,360,336
Total	1,540,340	$23.76	1,540,340	$135,360,336

(a)	On May 10, 2018, our board of directors increased the amount available under the Company’s stock repurchase authorization to $175 million and extended the authorization through December 31, 2020.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

2.1

Amendment No. 1 to Equity Purchase Agreement, dated as of August 22, 2018, by and among the Company, Ankura and Ankura Consulting Worldwide, Inc.(incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on August 30, 2018).

2.2

Amendment No. 2 to Equity Purchase Agreement, dated as of August 23, 2018, by and among the Company, Ankura and Ankura Consulting Worldwide, Inc.(incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the SEC on August 30, 2018) (pursuant to Item  601(b)(2) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted; exhibits, schedules and other attachments will be provided to the Securities and Exchange Commission upon request).

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

Date: November 9, 2018