Form 10-K
period 2018-12-31
NAVIGANT CONSULTING INC
filed 2019-02-28
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑      NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☑      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 22, 2019, 40,519,796 shares of the registrant’s common stock, par value $0.001 per share (Common Stock), were outstanding. The aggregate market value of shares of the Common Stock held by non-affiliates, based upon the closing sale price per share of the Common Stock on the New York Stock Exchange on June 30, 2018, was approximately $980.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2018.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “should,” “could,” “intend,” “estimate,” “expect,” “likely,” “continue,” “plan,” “projects,” “positioned,” “outlook” and similar expressions. These statements are based upon management’s current expectations and speak only as of the date of this report. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements including, without limitation: the risk of unanticipated costs, liabilities or an adverse impact on the Company’s business operations arising from the Company’s provision of post-divestiture transition services and support in connection with the sale of the Company’s Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within the Company’s Financial Services Advisory and Compliance segment;  the execution of the Company’s long-term growth objectives and margin improvement initiatives; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions and divestitures and complete such acquisitions and divestitures in the time anticipated; pace, timing and integration of acquisitions; operational risks associated with new or expanded service areas, including business process management services; impairments; changes in accounting standards or tax rates, laws or regulations; management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; conflicts of interest; potential loss of clients or large engagements and the Company’s ability to attract new business; brand equity; competition; accurate pricing of engagements, particularly fixed fee and multi-year engagements; clients’ financial condition and their ability to make payments to the Company; risks inherent with litigation; higher risk client assignments; government contracting; professional liability; information security; the adequacy of our business, financial and information systems and technology; maintenance of effective internal controls; potential legislative and regulatory changes; continued and sufficient access to capital; compliance with covenants in our credit agreement; interest rate risk; and market and general economic and political conditions. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included under the “Risk Factors” section of this report. The Company cannot guarantee any future results, levels of activity, performance or achievement and undertakes no obligation to update any of its forward-looking statements.

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

General Development of the Business

Our business is organized in three reporting segments — Healthcare, Energy, and Financial Services Advisory and Compliance.  Within these reporting segments, we deliver consulting and advisory services and also provide technology-based solutions, data hosting and processing, and business process management services (which we refer to as Technology, Data & Process services herein) to the respective industries underlying these reporting segments.  We conduct business globally in certain areas across our reporting segments and are strategically focused on offering services to clients facing transformational change and significant regulatory or legal pressures. Since our inception, we have grown through selective acquisitions of businesses (which we consider inorganic growth), recruitment of employees (which we consider organic growth) and investments in technology to complement our consulting skills and enhance our service offerings.  These investments have enhanced or expanded existing expertise, added new services, broadened our geographic reach, and enhanced our market share.

On August 24, 2018, we completed the previously announced sale of our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment (collectively, “SaleCo”) to Ankura Consulting Group, LLC (“Ankura”). The sale represented a strategic shift in our services and in accordance with the applicable guidance, the results from operations of SaleCo have been classified as discontinued operations for all periods presented.

Our Healthcare segment provides consulting services and business process management services.  Clients of this segment include healthcare providers, payers and life sciences companies.  This segment has grown through a combination of strategic acquisitions, joint ventures and recruitment of senior hires.  Our recruiting efforts within this segment have been focused on building multi-functional globalized consulting teams that allow us to help our clients respond to the most significant issues impacting the healthcare industry today.  Our suite of healthcare consulting services include strategy, physician enterprise, revenue cycle, operational and performance improvement, regulatory and compliance, and product planning and commercialization. In 2014 and 2015 we established our healthcare business process management services through the acquisitions of Cymetrix Corporation and RevenueMed, Inc. In 2018, to further grow our business process management services we launched a revenue-cycle business process management services joint venture, Health Systems Solutions (“HSS”), with Baptist Health South Florida.  We have a 60% financial and controlling interest in HSS and as such we fully consolidate its operations. We believe that our business process management solutions and consulting expertise offers health systems and other providers with end-to-end solutions, a significant depth of industry knowledge, collaboration and integration and, with the increase in size, we provide scalability and leading capabilities.

Our Energy segment’s professionals provide full lifecycle solutions that help clients transform their businesses in a rapidly changing energy environment, manage complexity, accelerate operational performance, meet compliance requirements and transform their organizations and systems. Clients of this segment include utility and energy companies, government and nongovernmental organizations, large corporations, product manufacturers, and investors. The segment has grown through a combination of investments in hiring, solution development and acquisitions.  These investments have expanded our operations in key markets and geographies and over time have broadened our service offerings to more effectively help our clients respond to and capitalize on the global transformation occurring within the energy sector. We have also grown our benchmarking, data, and research services which now enable us to offer a broad array of market research capabilities (included within our Technology, Data & Process services). Additionally, our November 2016 acquisition of Ecofys Investments B.V. (“Ecofys”), an international consulting firm specializing in renewable energy and sustainability, now operating under the Navigant name, has provided us with a European platform to augment our capabilities in energy policy, climate strategies, energy systems and markets, urban energy, and sustainability services.

Our Financial Services Advisory and Compliance segment provides strategic, operational, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance services to clients in a broad variety of industries. From time to time, clients seek the services of this segment to perform large scale, compliance-oriented engagements. The strategic, operational and risk management services within this segment have largely developed over time through the recruitment of senior hires.  Senior hiring remains a key strategy to drive future growth for this segment.  We have also developed technology tools that enable our professionals to more efficiently identify compliance risks and streamline operational activities for our clients. In 2018, we expanded our client offerings to include managed services activities for our financial services clients.

We maintain international operations across our reporting segments.  We have continued to build our international footprint to facilitate and expand our service offerings to clients outside of the United States (“U.S.”).  As global demand for our services has increased, we have established international offices to provide our clients with on-the-ground resources in Europe, the Middle East, and Asia through hiring and acquisitions.

We continue to invest in technology, data and analytics infrastructure, including machine intelligence and robotics process automation abilities, to support our evolving and expanding technology-based service offerings, and to allow us to deliver more scalable solutions to meet the changing demands of our clients.

We have supplemented these technology investments with employee-related initiatives to promote innovation and collaboration.  In addition, we have invested in development programs for our client-service professionals designed to improve sales effectiveness and collaboration across the organization as well as with our clients and business partners.  We have also focused on other aspects of employee development, including talent management and mentoring programs.  Collectively, these innovation, collaboration, development and sales initiatives are intended to contribute to the professional development of our employees while enhancing our ability to grow the business organically.

Human Capital Resources

At December 31, 2018, we had 5,952 full-time equivalent (“FTE”) employees. These FTEs were comprised of the following:

•	Client-service employees (“Client-Service FTE”) (related costs for these employees are recorded as cost of services before reimbursements):
o	1,427 consulting employees (“Consulting FTE”) in businesses that deliver professional services. These individuals record time to client engagements.
o

3,630 Technology, Data & Process employees (“Technology, Data & Process FTE”) in businesses that are comprised of technology-enabled professional services, including data analytics, business process management services, technology solutions, market research and benchmarking. Of these 3,630 employees, 606 are employees of HSS. While some of these individuals may record time to client engagements (in professional services engagements), many do not record time to specific engagements.  Revenue generated by FTEs working on these engagements is generally recognized on a per unit basis. 1,627 of these Technology, Data & Process FTEs were based in India.

•	Non-billable employees (“Non-billable FTE”):
o

895 non-billable employees are assigned to administrative and support functions, including office services, corporate functions, centralized analytics and certain cross-practice support functions. The majority of costs related to these employees is recorded in general and administrative expense. Certain costs relating to a central analytics team based in India are allocated to cost of services before reimbursements. During the year ended December 31, 2017, we centralized resources previously organized as separate practice functions and leveraged our lower cost India footprint for certain activities. In 2018, 329 of these Non-billable FTEs were based in India.

We also had 212 FTE project employees who perform client services on a contractual basis. Project employee levels vary from period to period based on staffing and resource requirements. The majority of costs related to these employees is recorded in cost of services before reimbursements.

Our revenues are primarily generated from services performed by our client-service employees.  As a result, our success depends in large part on attracting, retaining and motivating talented, creative and experienced client-service employees at all levels and across various geographies.  We employ internal recruiters, retain executive search firms, and utilize personal and business contacts. Our client-service employees are drawn from a variety of sources, including the industries we serve, accounting and other consulting organizations, and top-rated colleges and universities. Our client-service employees include, but are not limited to, PhDs, MDs, MBAs, JDs, CPAs, CFEs (certified fraud examiners), engineers, nurses and former government officials.

We continue to develop and grow our Technology, Data, & Process services through adding employees to support the businesses using these services.  We recruit, retain, and manage many of our Technology, Data & Process employees differently from our consulting employees.  For example, in our business process management services, we add Technology, Data & Process employees through traditional recruitment, by transitioning client employees to become Navigant employees, and by subcontracting services from our clients.  Our demand for these resources may fluctuate depending on our clients’ needs and our ability to more efficiently perform our services by utilizing technology resources.  By managing these employees with our processes, centralizing their functions in our business centers, and leveraging proprietary technology to enable work streams, we are able to more efficiently and effectively deliver services.  We leverage our Technology, Data and Process employees in our business centers not only to help us better manage our employees across work streams and projects but also to create opportunities for these employees to develop professionally by exposing them to new service areas and possibilities for promotion within the management teams at these locations.

We seek to retain our employees by offering competitive compensation packages including base and incentive compensation (and in certain instances share-based compensation and retention incentives), attractive benefits and rewarding careers. We periodically review and adjust, if needed, our employees’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that it is competitive within the industry and is consistent with our level of performance. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support our community, but also provide experiences for our employees to promote a collaborative and rewarding work environment.

We regularly evaluate employees and their productivity against future demand expectations and historical trends. From time to time, we may reduce or add resources in certain areas in an effort to align with changing demands. We may utilize project employees and engage independent contractors on certain engagements, which allow us to quickly adjust staffing in response to changing demand for our services. During the year ended December 31, 2018, we utilized 109 independent contractors under retainer agreements to provide services to our clients.

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

Competition

The market for our services is highly competitive, highly fragmented and subject to rapid change. The market includes a large number of participants with a variety of skills and industry expertise, including general management and information technology consulting firms, strategy firms, global accounting firms, business process and technology solution providers and other local, boutique, regional, national and international consulting firms. Many of these companies are international in scope and have larger teams of personnel and greater financial, technical and marketing resources than we do. In particular, the “Big Four” accounting firms (PricewaterhouseCoopers, Deloitte, Ernst & Young and KPMG) are highly competitive in the consulting industry. However, we believe that our industry focus, deep industry and operational expertise, reputation, global business model and broad range of service offerings enable us to compete effectively in the marketplace.

Developing Client Relationships

We market our services directly to corporate executives and senior management, corporate counsel, law firms, corporate boards, special committees and governmental agencies. We use a variety of business development and marketing channels to communicate directly with current and prospective clients, including on-site presentations, industry seminars, thought leadership and industry-specific articles. In addition, we have strengthened our market presence by developing our brand name and go-to-market strategy. New engagements are sought and won by our senior and mid-level employees working together across our reporting segments. We seek to leverage our client relationships in one business segment to cross-sell service offerings provided by other reporting segments. Clients frequently expand the scope of engagements during delivery to include follow-on or complementary services. We have also developed client relationships through the formation of joint ventures, such as HSS discussed above. Our future performance will continue to depend upon our ability to win new engagements, attract and retain employees, develop and continue client relationships and maintain our reputation.

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

Financial Information about our Business Segments

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 – Segment Information to the notes to our consolidated financial statements for discussion of total revenues, revenues before reimbursements, segment operating profit and total assets by business segment.  Certain areas within our reporting segments operate globally. For information regarding our total revenues and total assets by geographic region see Note 5 – Segment Information to the notes to our consolidated financial statements.  For information regarding risks related to our international operations see Item 1A – “Risk Factors.”

How Our Income is Derived

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The most common type of contract through which our revenues are generated is on a time and materials basis.  We also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain event-based or performance-based contractual milestones or outcomes. We estimate and recognize the revenue from such contingent fees over the period of performance to the extent that it is probable that a significant reversal will not occur. Variations in our quarterly or annual revenues and resulting operating profit margins may occur depending on, among other things, our ability to estimate fees associated with contingent outcomes or, in certain contracts, our ability to achieve performance metrics indicative of value provided to the client, and therefore to be recognized in the period. Revenues are also earned on a per unit or subscription basis. Regardless of the terms of our engagements, our ability to earn fees is reliant on the experience and expertise of our client-service employees.

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

Concentration of Revenues

Revenues earned from our top 20 clients remained relatively steady at 39%, 38% and 37% of our total revenues from continuing operations for 2018, 2017 and 2016, respectively. No single client accounted for more than 10% of our total revenues during 2018, 2017 or 2016.  For further information on segment concentration see Item 7 - Management, Discussion and Analysis of Financial Condition and Results of Operations – Segment Results.

Non-U.S. Operations

We maintain international operations and have offices outside the U.S. including in countries within Europe, the Middle East and Asia.  No country, other than the U.S., accounted for more than 10% of our total revenues from continuing operations during 2018, 2017 or 2016. Our non-U.S. subsidiaries, in the aggregate, represented approximately 8%, or $62.9 million, of our total revenues from continuing operations in 2018 compared to 7%, or $47.7 million, in 2017 and 3%, or $23.4 million, in 2016.  Revenues are allocated among our subsidiaries based on the respective entity or entities employing the personnel deployed on the engagements.  For further geographic information, see Note 5 – Segment Information to the notes to our consolidated financial statements.

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

Economic and political conditions affect our clients’ businesses and the markets they serve. A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels and types of business activity engaged in by our clients and the industries we serve. Clients could determine that discretionary projects are no longer viable or that new projects are not advisable. This may reduce demand for our services, depress pricing for our services or render certain of our service offerings obsolete, any of which could have a material adverse effect on our business, results of operations and financial condition. Changes in economic and political conditions could drive changes to the regulatory or legislative landscape and consequently render certain of our service offerings obsolete or shift demand to services that we do not offer or for which we do not have competitive advantages, which could negatively affect the amount of new business that we are able to obtain. If we are unable to predict or assess the impact of changing economic and political conditions on our business or if we are unable to effectively plan for and respond to those changes, including realigning our resources and managing our costs, our business could be adversely affected. Additionally, significant economic turmoil or financial market disruptions could adversely impact the availability of financing to our clients and, in turn, could adversely impact our ability to secure new engagements or collect outstanding amounts due from our clients or cause them to terminate their existing contracts with us, each of which could adversely affect our financial position and results of operations.

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

Many of our clients operate in highly regulated industries such as healthcare, energy, and financial services. These industries are subject to changing political, legislative, regulatory and other influences.  The laws and regulations in these industries can be complex, and the application of those laws and regulations to our clients and to us is not always clear.  Regulatory and legislative changes in these industries could reduce the demand for our services, decreasing our competitive position or potentially render certain of our service offerings obsolete, change client buying patterns or decision making or require us to make unplanned modifications to our service offerings, which could require additional time and investment. If we fail to accurately anticipate the application of the laws and regulations affecting our clients and the industries they serve, if anticipated changes in regulation or regulatory uncertainty impact client buying patterns, or if such laws and regulations decrease our competitive position or limit the applicability of our service offerings, our results of operations and financial condition could be adversely impacted.

The healthcare industry is an area of significant focus for our business, and factors that adversely affect the financial condition of the healthcare industry could adversely affect our business.

We derive a significant portion of our revenue from clients in the healthcare industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated and is subject to rapidly changing political, legislative, regulatory, and other influences. Uncertainty in any of these areas could cause our clients to delay or postpone decisions to use our services. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our clients to incur additional costs, and could restrict our or our clients’ operations. Many healthcare laws are complex and their application to us, our clients, or the specific services and relationships we have with our clients are not always clear. In addition, federal and state legislatures have periodically introduced programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, as well as continued efforts to repeal, amend, delay or replace these laws, including by executive order and executive enforcement decisions, it is unclear what long-term effects they will have on the healthcare industry and in turn on our business, financial condition and results of operations. Our failure to accurately anticipate the application of new laws and regulations, or our failure to comply with such laws and regulations, could expose us to liability, result in adverse publicity and negatively affect our business.

In addition, many healthcare industry participants and payers are consolidating, and we expect regulatory and economic conditions to continue this trend of consolidation in the healthcare industry. Mergers or consolidations among our clients could reduce the number of our clients and potential clients. If a current client merges or consolidates with a company that relies on another provider for the services we offer, we may lose future revenue from that client and the opportunity to provide additional services.  As healthcare companies consolidate and assume greater market power, they may try to use their market power to negotiate fee reductions for our products and services. Consolidation may also result in the acquisition or future development by our clients of products and services that compete with us. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully recruit, retain and incentivize our senior-level employees, our ability to win new client engagements and compete effectively could be adversely affected.

We rely heavily on a group of senior-level employees and business development professionals. We believe our future success is dependent on our ability to successfully recruit and retain their services. Competition for skilled employees is intense, and retention of our employees, particularly senior revenue-generators, is a key factor affecting our ability to continue to grow organically and achieve our long-term strategic initiatives. The professional services industry has low barriers to entry making it easy for employees to start their own businesses or work independently. In addition, it is relatively easy for employees in our industry to change employers. Further, our senior-level employees and business development professionals may develop strong bonds with the clients they serve. In the event that such professionals leave us, we may lose clients who decide they prefer to continue working with a particular professional.

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

Although we offer various incentive compensation programs, including share-based compensation designed to retain and incentivize our senior-level employees, there can be no assurance that these programs will be effective.  Further, limitations on the number of shares available under our equity compensation plans or a sustained decline in our stock price, which would require us to grant more shares in order to deliver the desired level of value, could also affect our ability to offer adequate share-based compensation as incentives to our senior-level employees. If we are unable to successfully incentivize our senior-level employees, those employees could leave us, and our results of operations could be adversely affected

Risks Related to Capital and Financing

We cannot be assured that we will have access to sufficient sources of capital to meet our cash needs.

We rely on our current cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating and investing activities.  Our credit agreement provides a $350 million revolving credit facility.  At our option, subject to the terms and conditions in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $450 million.  The credit facility becomes due and payable in full upon maturity in March 2022.  At December 31, 2018, we had no outstanding borrowings outstanding under the credit facility and approximately $346.5 million available. There can be no assurance that the credit facility will continue to be sufficient to meet the future needs of our business, particularly if a decline in our financial performance were to occur. In addition, there is no assurance that we will be able to refinance or extend this facility on similar or more favorable economic terms.  If this occurs, and we are unable to otherwise increase our cash flows from operations, raise additional capital or obtain debt financing on terms favorable to us, we may be unable to meet our future cash needs, including, for example, funding our acquisitions and other strategic and capital investments. Furthermore, certain financial institutions that are lenders under our credit facility could be adversely impacted by significant economic turmoil or financial market disruptions and therefore could become unable to meet their commitments under our credit facility, which in turn would reduce the amounts available to us under that facility.

In addition, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. As was announced in July 2017, LIBOR is anticipated to be phased out by the end of 2021.  Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact the availability and cost of borrowings.

If we are unable to collect receivables in a timely manner, our operating cash flows could be adversely affected.

For the majority of our engagements, we do not receive prepayments or retainers prior to performing services on a client’s behalf.  If the average time it takes our clients to pay our invoices increases, or if the financial condition of any of our clients were to deteriorate, impairing their ability to make payments due to us, our operating cash flows would be adversely impacted which may require us to fund a greater portion of our working capital needs with borrowings under our credit facility or other capital sources.

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity.

Our credit agreement contains financial covenants requiring that we maintain, among other things, certain levels of fixed charge and debt coverage. Poor financial performance could cause us to be in default of these covenants. While we were in compliance with these covenants at December 31, 2018, there can be no assurance that we will remain in compliance in the future. Historically, our borrowings under the credit facility tend to be higher during the first half of the year to fund annual incentive payments, and as a result, our consolidated leverage ratio is expected to increase from December 2018 levels.  If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

At times, we may have variable rate indebtedness which subjects us to interest rate risk and may cause our annual debt service obligations to increase significantly.

Borrowings under our credit facility are based on short term variable rates of interest which expose us to interest rate risk. Increases in the interest rates we pay could adversely impact our interest expense, cash outflows and results of operations. From time to time, we use derivative instruments for non-trading purposes, primarily consisting of interest rate swap agreements, to manage our interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. There can be no assurance, however, that our derivative instruments will be successful in reducing the risks inherent in exposure to interest rate fluctuations.

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
•

Our ability to manage our human capital resources, particularly as we increase the size and diversity of our workforce, and expand into new service offerings as part of our growth strategies, and enter into new geographical markets;

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

If we are unable to keep our supply of skills and resources in balance with client demand, our business, the utilization rate of our professionals and our results of operations could be adversely affected.

Our profitability depends on our ability to effectively source and staff our customers’ projects with employees possessing the right mix of skills and experience and our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our profitability could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of services provided and our ability to staff future projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant.

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

We do work for clients that for financial, legal, reputational or other reasons may present higher than normal risks. While we attempt to identify and mitigate our exposure with respect to higher-risk engagements and higher-risk clients, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties on one or more of these higher-risk engagements could have a material adverse impact on our business and financial condition. Examples of higher-risk engagements include, but are not limited to:

•	Interim management engagements, including those for hospitals and other healthcare providers;
•	Engagements where we assist clients in complying with healthcare-related or financial services-related regulatory requirements;
•	Engagements where we serve as an independent monitor or as an independent review organization or which otherwise subject us to heightened requirements relating to our independence from our client;
•	Financial advisory engagements;
•	Engagements where we deliver project management services, including system integration and optimization services, for large infrastructure projects;

•	Engagements where we receive or process or host sensitive data, including personal consumer or private health information;
•	Engagements where we deliver a compliance effectiveness opinion;
•	Engagements involving independent consultants’ reports issued pursuant to consent or similar orders to which our clients may be subject; and
•	Engagements for governmental clients or where our work product will be relied upon by governmental agencies which regulate our clients.

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
•

Impact on consulting spend from international firms and global economies affected by the United Kingdom’s withdrawal from the European Union (or “Brexit”) and surrounding uncertainty, and the political, economic and commercial responses related to such events;

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

The United Kingdom’s withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.

In June 2016, United Kingdom (“UK”) voters approved an advisory referendum for the UK to exit the EU. The UK parliament voted in favor of allowing the government to commence negotiations to determine the future terms of the UK’s relationship with the EU, including the terms of trade between the UK and the EU and other nations. The timing of the proposed exit is currently scheduled for March 29, 2019, with a transition period running through December 2020.  A withdrawal plan was presented to the UK parliament in January 2019 and rejected, creating further uncertainty in negotiations and the process of withdrawal.

Depending on the outcome of these negotiations, we could face new challenges in our operations, such as instability in global financial and foreign exchange markets. This instability could include volatility in the value of the British pound and European euro, legal uncertainty and potentially divergent national laws and regulations. In addition, the absence of trade agreements between the UK and other EU countries may adversely affect the operation of our cross-border engagements between certain of these countries.  At this time, we cannot predict the impact that an actual exit from the EU will have on our business generally and our UK and European operations more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

If we are unable to effectively execute on long-term growth objectives, our results of operations and our stock price could be adversely affected.

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

Many of our client engagement agreements are short term in nature (less than one year) or can be terminated by our clients with little or no notice and without penalty. Some of our services involve multiple engagements or stages. In those engagements, there is a risk that a client may choose not to retain us for the additional stages of an engagement or that a client will cancel or delay additional planned engagements. When contracts are terminated or not renewed, we lose the anticipated revenues and it may take significant time to replace the revenues lost or redeploy resources.  The potential for early termination of large engagements creates uncertainty with respect to potential future revenue and earnings.  Also, companies in the industries we serve may combine or be acquired by other companies. If a current client merges or consolidates with a company that relies on another provider for the services we offer, we may lose future revenue from that client and the opportunity to gain additional work. For all these reasons, we rely heavily on our senior-level employees’ ability to develop new business opportunities for our services.

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

We have grown our business, in part, through the acquisition of complementary businesses. The substantial majority of the purchase price we pay for acquired businesses is related to goodwill and intangible assets. We may not be able to realize the value of those assets or otherwise realize anticipated synergies unless we are able to effectively integrate the businesses we acquire. We face multiple challenges in integrating acquired businesses and their personnel and technology systems, including differences in corporate cultures and management styles, retention of personnel, conflict issues with clients, systems integration, and the need to divert managerial resources and focus that would otherwise be dedicated to our current businesses. Additionally, certain senior-level employees, as sellers of the acquired businesses, are bound by non-competition covenants that expire after a specific amount of time from the date of acquisition. When these covenants expire, any loss of these senior-level employees could significantly impact the acquired businesses and their successful integration. Any failure to successfully integrate acquired businesses and technology systems and retain personnel could cause the acquired businesses to fail to achieve their expected results, which would in turn adversely affect our financial performance and may require a possible impairment of the acquired assets.

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

Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our total assets. Under generally accepted accounting principles, we are required to perform an annual impairment test at the reporting unit level on our goodwill and, on a quarterly basis, we are required to assess the recoverability of both our goodwill and long-lived intangible assets. We consider our operating segments to be our reporting units. We may need to perform an impairment test more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses, and other factors. If the fair market value of one of our reporting units or other long-lived intangible assets is less than the carrying amount of the related assets, we could be required to record an impairment charge in the future. The valuation of our reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. At December 31, 2018, we had goodwill of $422.4 million and net intangible assets of $14.2 million. The amount of any future impairment could be significant and could have a material adverse effect on our financial results. See Note 6 — Goodwill and Intangible Assets, Net to the notes to our consolidated financial statements.

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

Our effective tax rate may fluctuate in the future as a result of the Tax Cuts and Jobs Act (“Tax Reform”), which was enacted on December 22, 2017. Tax Reform introduced significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes. We continue to examine the impact Tax Reform may have on our business as technical corrections and additional regulations are released.  The overall impact of this new legislation is uncertain and our business and financial condition could be adversely affected by corrections and clarifications that differ from the analysis and methodologies applied.

Due to the timing of technical corrections and regulations and the complexity involved in applying the provisions of Tax Reform, we recorded reasonable estimates of the effects in our financial statements for the year ended December 31, 2018. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may continue to issue guidance on how the provisions of Tax Reform will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data and interpret Tax Reform, any additional guidance (including technical corrections and regulations) issued by the IRS or other standard-setting bodies, we may adjust the amounts recorded that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

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

•	The terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate or adhere to than other types of contracts with our clients.
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

•

Government spending may also be subject to political conflict.  For example, the funding of U.S. federal government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. federal government has not completed its budget process before the end of its fiscal year, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle but does not authorize new spending initiatives. When the U.S. federal government operates under a continuing resolution, delays can occur in the procurement of the services that we provide and may result in new initiatives or projects being delayed or canceled, or funds could be diverted from our services to pay for other services or operational needs determined by the U.S. federal government. Further, in years when the U.S. federal government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. This could in turn result in the suspension, termination or delay of many governmental projects, which could adversely affect our business and results of operations. In addition, payments to contractors for services performed during a federal government shutdown may be delayed, which would have a negative effect on our results of operations, cash flows and financial condition. Future U.S. federal government shutdowns cannot be predicted with any certainty.

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

We experience periodic fluctuations in our revenues, operating income (loss) and cash flows and expect that this will continue to occur in the future due to timing and duration of our client engagements, utilization of our consultants, the types of engagements we are working on at different times, the geographic locations of our clients or where the services are rendered, the currency our fees are payable in and applicable currency exchange rates, the length of billing and collection cycles, hiring, business and asset acquisitions including the integration of those acquired businesses into our firm, and general economic factors beyond our control. We may also experience future fluctuations in our cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments or bonuses which are paid throughout the year.

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

Our Technology, Data & Process businesses generally, and our business process management services in particular, present different operational risks when compared to our traditional consulting and expert businesses. For example, our business process management services involve managing the revenue cycle function for all or certain portions of our physician and hospital clients’ businesses, including the operation, management or oversight of billing, coding and accounts receivable departments that are critical to our clients’ financial performance.  In addition, certain of our businesses, most significantly our business process management services business, utilize offshore personnel, including personnel in India, which exposes us to additional operational risks, including special risks associated with conducting business internationally.  Disruptions in service delivery, regulatory compliance concerns, data privacy and security concerns, particularly in the billing and coding areas, labor disputes, technology issues or other performance problems could damage our clients’ businesses, expose us to enhanced regulatory scrutiny and claims, and harm our reputation and our business.

If our pricing estimates do not accurately anticipate the cost, risk and complexity of performing our work, our contracts could have delivery inefficiencies or be unprofitable.

Our pricing for engagements, particularly in connection with our business process management services engagements that have multi-year pricing agreements, is highly dependent on our forecasts and predictions about the level of effort and cost necessary to deliver the applicable services and solutions.  Our estimates are based on available data at the time the fees are set, and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing projects to a client’s satisfaction, our contracts could yield lower margins than planned, or be unprofitable. In addition, we may fail to accurately assess the risks associated with potential contracts. This could result in existing contracts and contracts entered into in the future being less profitable than expected or unprofitable, which could have an adverse effect on our overall profitability.

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

Our divestiture of SaleCo involves a number of risks, including, among other things, certain indemnification risks and risks associated with the provision of transitional services. We have agreed to provide certain transition services to Ankura, such as technological support, services and leased space.  In addition, Ankura will provide certain systems, services and leased space to us during the transition period. There are risks in providing and transitioning away from shared services, as they may incur unanticipated costs and liabilities, may divert our management’s and employees’ attention and may adversely affect our continuing business operations. This transition services agreement with Ankura may also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations in connection with the transition services agreement. In addition, there are increased opportunities for errors inherent in maintaining the books and records of two separate unrelated companies on a single enterprise resource planning system.

Risks Related to Technology

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which may be inadequate to serve the needs of our business or become obsolete.

We have invested in developing and licensing specialized technology and intellectual property, including owned and licensed proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new client engagements. Some of our service offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop or license competitive, innovative or improved technology or technology and intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors. If we are unable to develop or license on favorable terms new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenues and results of operations could be adversely affected.  Moreover, if we fail to adequately protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.  Similarly, we may not be able to maintain our relationships with third party licensors or enter into comparable relationships in the future on terms acceptable to us or at all, and our business and results of operations could be adversely affected as a result.

In addition, the scale and complexity of our business and new service offerings may require additional information systems that we may not be able to implement in a timely or cost-effective manner. This may impair our ability to achieve our operating objectives and retain our competitive position, which in turn could adversely affect our results of operations.

Information system failures or service interruptions could affect our ability to provide services to our clients.

We may be subject to disruption to our operating systems, technology or ability to communicate with our workforce and clients as a result of events that are beyond our control including but not limited to the possibility of failures at third-party data centers, worker strikes, disruptions to the internet, political instability, natural disasters, malicious attacks, or other conditions.  While we have taken steps to prevent such events and have developed disaster recovery processes, there can be no assurance that these steps will be effective in every situation. Such disruptions could adversely affect our ability to fulfill client engagements and as a result may damage our reputation and adversely affect our business and results of operations.

If the integrity of our information systems is compromised by a cyber-security event, our reputation, business and results of operations could be adversely affected.

We depend on information systems to manage and run our business. Additionally, certain services we provide require us to store, transmit or process sensitive or confidential client information, including personal consumer information and health or other personally identifiable information. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby.  While we continually work to safeguard our internal network systems and validate the security of our third-party providers, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. If any person, including any of our employees, subcontractors or third-party vendors with whom we contract for client consulting or data hosting services, negligently disregards or intentionally breaches the information security controls we have implemented to protect confidential information, our clients’ data, or if our own data or those security controls prove to be ineffective against intrusion, we could incur legal liability and may also be subject to regulatory enforcement actions, fines and/or criminal prosecution in multiple jurisdictions, as well as remediation costs. Our potential liability in the event of a security breach of client data or our own data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages. Any unauthorized disclosure of sensitive, personal or confidential client information, whether through systems failure, employee, subcontractor or vendor negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, including an intentional attack by any person who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability, significant remediation costs and damage to our reputation and could have a material adverse effect on our business and results of operations. The nature of these threats and the methods used by persons seeking to disrupt or access our information systems are rapidly evolving, which makes it increasingly difficult to anticipate, prevent or mitigate these risks.  The costs and operational focus required for implementing additional protective measures may also be significant and adversely affect our business and results of operations.  In the event that new data securities laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our existing processes.  Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance.

We may experience difficulties in implementing new business and financial systems.

From time-to-time we may update or change certain of our business and financial systems to new platforms. The integration of new modules within our enterprise resource systems could disrupt our ability to timely and accurately process and report key aspects of our revenue cycle, including billing and accounts receivable.  Any such disruption could adversely affect our results of operations or financial condition and cause harm to our reputation.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are leased and are located in Chicago, Illinois. We have approximately 40 other operating leases for offices with at least 20 employees, principally in the United States, which are utilized across our reporting segments.  Our office space needs in certain geographic areas may change as our business expands or where we determine virtual work environments are appropriate, but we believe that our leased offices are adequate for our current needs.

Item 3.	Legal Proceedings.

We are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The following are our executive officers at February 28, 2019:

Name	Title	Age
Julie M. Howard	Chairman and Chief Executive Officer	56
Lee A. Spirer	Executive Vice President and Chief Growth and Transformation Officer	52
Stephen R. Lieberman	Executive Vice President and Chief Financial Officer	54
Monica M. Weed	Executive Vice President, General Counsel and Secretary	58

Julie M. Howard, 56, has served as our Chairman and Chief Executive Officer since May 2014 and Chief Executive Officer and a member of our board of directors since March 2012. Ms. Howard served as our President from 2006 to March 2012 and our Chief Operating Officer from 2003 to March 2012. From 2001 to 2003, Ms. Howard was our Vice President and Human Capital Officer. Prior to 2001, Ms. Howard held a variety of consulting and operational positions, including with Navigant. Ms. Howard is currently a member of the board of directors of Innerworkings Inc. and ManpowerGroup Inc. Ms. Howard also serves on the Medical Center Board for Ann & Robert H. Lurie Children’s Hospital of Chicago and is a founding member of the Women’s Leadership and Mentoring Alliance (WLMA). Ms. Howard is a past member of the board of directors of Kemper Corporation and the Association of Management Consulting Firms, the Dean’s Advisory Board of the Business School of the University of Wisconsin – Madison and the Board of Governors for the Metropolitan Planning Council of Chicago. Ms. Howard is a graduate of the University of Wisconsin, with a Bachelor of Science degree in Finance. She has also completed several post-graduate courses within the Harvard Business School Executive Education program, focusing in finance and management.

Lee A. Spirer, 52, has served as our Executive Vice President and Chief Growth and Transformation Officer since April 2017.  Mr. Spirer served as our Executive Vice President and Global Business Leader from November 2012 to April 2017. Mr. Spirer has served in a variety of strategic and operational roles in a range of professional and business services organizations. From April 2009 to May 2012, Mr. Spirer served as Senior Vice President and Global Business Head of Kroll Risk & Compliance Solutions, and prior to that, from September 2005 to February 2008, Mr. Spirer served as Senior Vice President and Global Leader of Corporate Strategy and Development for Dun & Bradstreet Corporation. From June 2001 to September 2005, Mr. Spirer held several senior management roles at IBM Business Consulting Services, last serving as General Manager, Global Financial Markets. In addition, from March 2008 to April 2009 and again from June 2012 to October 2012, Mr. Spirer served as Managing Partner of LAS Advisory Services, advising private equity and venture capital firms on a variety of strategic and operational issues. Mr. Spirer is a graduate of The Wharton School with a Master’s degree in Business Administration and Brandeis University with a Bachelor’s degree in Economics, with high honors and Phi Beta Kappa.

Stephen R. Lieberman, 54, has served as our Executive Vice President and Chief Financial Officer since April 2016.  Prior to joining Navigant, from January 2012 to April 2016, Mr. Lieberman served as Senior Vice President, Finance and Chief Financial Officer, Latin America for Laureate Education, Inc., a global network of private higher education institutions. From March 2011 to January 2012, Mr. Lieberman served as Senior Vice President, Finance for Dana Holding Corporation, a vehicle component supplier, and prior to that, from September 2006 to October 2010, he served as Vice President and Treasurer of United Airlines. Mr. Lieberman also spent nearly 15 years at General Motors in various capacities, including Treasurer and Controller General for the auto manufacturer’s Mexico operations and the Treasurer of the Asia Pacific Regional Treasury Center, Greater China.  Mr. Lieberman received a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Michigan.

Monica M. Weed, 58, has served as our Executive Vice President since October 2013 and General Counsel and Secretary since November 2008. Previously, Ms. Weed served as Associate General Counsel for Baxter Healthcare Corporation from March 2006 to October 2008. From March 2004 to March 2006, Ms. Weed served as Special Counsel, Rights Agent and Litigation Trustee to Information Resources, Inc. Litigation Contingent Payment Rights Trust, a publicly traded litigation trust. From 1991 through 2004, Ms. Weed served in a variety of legal roles, including Executive Vice President, General Counsel and Corporate Secretary for Information Resources, Inc., an international market research provider to the consumer-packaged goods industry. She started her legal career at the law firm of Sonnenschein Nath & Rosenthal LLP (now Dentons). Ms. Weed received a Bachelor of Arts in Classics from Northwestern University, a law degree from the Northwestern University School of Law and a Master’s degree in Business Administration from the Kellogg Graduate School of Management, Northwestern University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “NCI.”

Holders

As of February 22, 2019, there were 146 holders of record of our shares of our common stock.

Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held on behalf of a number of individual shareholders. As such, our actual number of beneficial shareholders is substantially higher than the number of our shareholders of record.

As of December 31, 2018, there were 41,273,282 shares of our common stock issued and outstanding.

Dividends

During the year ended December 31, 2018, we declared and paid a dividend of $0.05 per share payable on September 14, 2018 to shareholders of record on September 7, 2018 and declared and paid a dividend of $0.05 per share payable on December 14, 2018 to shareholders of record on November 30, 2018. We did not declare or pay any dividends during the year ended December 31, 2017. Dividend and other capital structure policy issues are reviewed on a periodic basis by our board of directors. In addition, the covenants in our credit agreement may limit our ability to pay dividends in the future.

Shareholder Return Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock against the New York Stock Exchange Market Index (“NYSE Index”) and the peer group described below. The graph assumes that $100 was invested on December 31, 2013 in each of our common stock, the NYSE Index and the peer group. The graph also assumes that all dividends, if paid, were reinvested.

Note: The stock price performance shown below is not necessarily indicative of future stock price performance.

	Navigant	NYSE	New	Old
Measurement Period	Consulting	Index	Peer	Peer
	Inc.		Group (a)	Group (b)
FYE 12/31/13	$100.00	$100.00	$100.00	$100.00
FYE 12/31/14	80.05	106.87	110.10	109.24
FYE 12/31/15	83.64	102.61	112.30	112.74
FYE 12/31/16	136.34	114.98	130.49	124.34
FYE 12/31/17	101.08	136.69	154.72	147.65
FYE 12/31/18	125.75	124.66	171.32	160.86

a)

The new peer group consists of the following companies: CBIZ Inc., CRA International Inc. (formerly known as Charles River Associates, Inc.), Evolent Health, Inc., Exponent, Inc., FTI Consulting, Inc., Inc., Gartner, Inc. (formerly known as Gartner Group, Inc.), Heidrick & Struggles International Inc., Hill International, Inc., HMS Holdings Corp., Huron Consulting Group Inc., ICF International, Inc., IHS Markit Ltd., Korn/Ferry International, MAXIMUS, Inc., Proficient Inc., Resources Connection, Inc., and Tetra Tech, Inc., and except as noted below, is the same peer group that is used by the compensation committee of our board of directors for purposes of evaluating executive compensation decisions. The peer group is weighted by market capitalization.

b)

The old peer group also included The Advisory Board Co., which has been excluded from the new peer group included in the performance graph above for the year ended December 31, 2018, as this entity has been recently acquired. The performance data in the graph and table above include the share price performance of The Advisory Board Co. through November 17, 2017, its last day of trading.

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by Navigant under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth repurchases of our common stock during the fourth quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
Oct 1 - 31, 2018	941,509	$22.24	941,509	$114,419,418
Nov 1 - 30, 2018	829,703	$22.81	829,703	$95,491,475
Dec 1 - 31, 2018	730,034	$23.60	730,034	$78,264,345
Total	2,501,246	$22.83	2,501,246	$78,264,345

(a)	On May 10, 2018, our board of directors increased the amount available under the Company’s stock repurchase authorization to $175 million and extended the authorization through December 31, 2020.

Item 6.	Selected Financial Data.

The following five-year financial and operating data should be read in conjunction with the information set forth under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto appearing elsewhere in this report. The amounts are shown in thousands, except for per share data.

During the year ended December 31, 2018, we sold our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment and, as such, the results have been reclassified to discontinued operations to reflect this transaction for all periods presented. As a result of the sale, we recorded a $84.4 million pre-tax gain on sale.  Further information on this transaction is presented in Note 3 –Dispositions and Discontinued Operations to the notes to our consolidated financial statements. Also during the year ended December 31, 2018, we commenced operation of our joint venture HSS, with Baptist Health South Florida. We have a 60% financial and controlling interest in HSS and as such we fully consolidate its operations. As a result, beginning in the year ended December 31, 2018, there will be income attributable to non-controlling interests, net of tax in our consolidated statements of comprehensive income as well as non-controlling interest included in our balance sheet from and after December 31, 2018.

During the year ended December 31, 2017, we recognized a $29.8 million net tax benefit as a result of Tax Reform, which was signed into law December 22, 2017. Of this benefit, $18.6 million was recognized in continuing operations. Further information on the tax impacts of Tax Reform is presented in Note 16 – Income Taxes to the notes to our consolidated financial statements.

	For the year ended
	December 31,
	2018	2017	2016	2015	2014
Revenues before reimbursements	$672,694	$636,942	$619,787	$517,145	$456,919
Reimbursements	70,920	77,124	76,281	65,012	68,668
Total revenues	743,614	714,066	696,068	582,157	525,587
Cost of services before reimbursable expenses	479,572	443,423	417,058	351,336	305,151
Reimbursable expenses	70,920	77,124	76,281	65,012	68,668
Total cost of services	550,492	520,547	493,339	416,348	373,819
General and administrative expenses	138,571	139,024	137,693	120,918	108,215
Depreciation expense	20,040	20,398	19,631	15,637	12,381
Amortization expense	6,461	8,574	10,711	7,109	2,803
Other operating costs (benefit)	3,128	2,600	1,872	(9,900)	(3,465)
Operating income	24,922	22,923	32,822	32,045	31,834
Interest expense	2,708	3,022	3,181	2,988	3,597
Interest income	(1,988)	(320)	(140)	(204)	(269)
Other expense (income), net	119	895	(1,754)	(717)	(169)
Income from continuing operations before income tax expense	24,083	19,326	31,535	29,978	28,675
Income tax expense (benefit)	8,900	(12,031)	13,237	4,300	11,490
Net income from continuing operations	15,183	31,357	18,298	25,678	17,185
Income (loss) from discontinued operations, net of tax	105,848	43,595	39,800	34,667	(53,583)
Net income (loss)	121,031	74,952	58,098	60,345	(36,398)
Less: Income attributable to non-controlling interest, net of tax	(389)	-	-	-	-
Net income (loss) attributable to Navigant Consulting, Inc.	$120,642	$74,952	$58,098	$60,345	$(36,398)

Basic per share data
Net income from continuing operations attributable to Navigant Consulting, Inc.	$0.33	$0.67	$0.39	$0.54	$0.35
Income (loss) from discontinued operations, net of tax	2.39	0.94	0.84	0.72	(1.10)
Net income (loss) attributable to Navigant Consulting, Inc. (1)	$2.72	$1.61	$1.23	$1.26	$(0.75)
Shares used in computing per basic share data	44,328	46,593	47,343	47,906	48,741

Diluted per share data
Net income from continuing operations attributable to Navigant Consulting, Inc.	$0.32	$0.65	$0.37	$0.52	$0.34
Income (loss) from discontinued operations, net of tax	2.31	0.90	0.82	0.70	(1.07)
Net income (loss) attributable to Navigant Consulting, Inc. (1)	$2.64	$1.55	$1.19	$1.23	$(0.73)
Shares used in computing per diluted share data	45,727	48,226	48,813	49,224	49,976
(1) Earnings per share may not foot due to rounding.

	At December 31,
Balance Sheet Data (2)	2018	2017	2016	2015	2014
Cash and cash equivalents	$206,920	$8,449	$8,291	$8,895	$2,648
Working capital	263,539	359,537	124,834	111,344	70,501
Total assets	917,547	1,080,264	1,054,797	1,015,896	903,493
Total non-current liabilities	59,178	196,144	245,346	278,418	200,506
Total Navigant Consulting, Inc. stockholders' equity	708,564	687,334	634,477	593,538	542,591
Total stockholders' equity	712,553	687,334	634,477	593,538	542,591

(2) Working capital and Total non-current liabilities as of December 31, 2017 have been restated for the reclassification of all of the related assets and liabilities of SaleCo as current since the transaction closed in August 2018. The balance sheet data for the years ended December 31, 2016, 2015 and 2014 have not been restated, as the related non-current assets and liabilities remained non-current as of those dates.

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

On August 24, 2018, we completed the previously announced sale of our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment to Ankura. The sale represented a strategic shift in our services and in accordance with the applicable guidance the results from operations of SaleCo have been classified as discontinued operations for all periods presented.  All other operations are considered “continuing operations” and have been presented in our three remaining segments.  In addition, the assets and liabilities of SaleCo prior to the sale were classified as assets held for sale and liabilities held for sale. See Note 3 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements for further information.

Revenues and Expenses

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The most common type of contract through which our revenues are generated is on a time and materials basis. We also have engagements where fees are a fixed amount (either in total or for a period of time). We may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain event-based or performance-based contractual milestones or outcomes. We estimate and recognize the revenue from such contingent fees over the period of performance to the extent that it is probable that a significant reversal will not occur. Variations in our quarterly or annual revenues and resulting operating profit margins may occur depending on, among other things, our ability to estimate fees associated with contingent outcomes or, in certain contracts, our ability to achieve performance metrics indicative of the value provided to the client, and therefore to be recognized in the period. Revenues are also earned on a per unit or subscription basis. On January 1, 2018, we adopted ASU 2014-09, which, along with amendments issued in 2015 and 2016 (collectively referred to as “Topic 606”), supersedes the revenue recognition requirements in ASC 605, ‘‘Revenue Recognition’’ and most industry-specific guidance.  We adopted Topic 606, Revenue from Contracts with Customers, on a modified retrospective basis.  As such, results for the year ended December 31, 2018 are presented under the new standard while the comparable results are presented using our historic accounting. During the year ended December 31, 2018 we recorded $1.2 million in estimated event-based fees as a result of the new guidance.  See Note 4 – Revenue Recognition to the notes to our consolidated financial statements for further information.

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

Hiring and Retention

Because our ability to derive fees is largely reliant on the hiring and retention of employees, the average number of full-time employees and our ability to keep client-service employees utilized are important drivers of the business. We use full-time equivalent (“FTE”) as a measure of our client-service employees. The number of Client-Service FTE is client-service employees adjusted for part-time employees and project employees and takes into account hiring and attrition which occurred during the reporting period. Our average utilization rate as defined below provides a benchmark for how well we are managing our Consulting FTE levels in response to changing demand.

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

Technology

We continue to invest in technology, data and analytics infrastructure, including machine intelligence and robotics process automation abilities, to support our evolving and expanding technology-based service offerings, and to allow us to deliver more scalable solutions to meet the changing demands of our clients.

Acquisitions

We have made small acquisitions during the three years ended December 31, 2018, which collectively do not have a material impact on our financial condition or results of operations.

Additional Highlight

On April 10, 2018, we announced that we formed HSS, a joint venture with Baptist Health South Florida in which we own a 60% interest.  Through this joint venture, we leverage the business process management services team within the Healthcare segment to help drive efficiencies and improved revenue collection, cash flow and cost management for Baptist Health South Florida.  We commenced operation of HSS during the three months ended September 30, 2018, during the early ramp-up stage we expect lower profitability than our on-going business process management service engagements.

Key Operating Metrics

The following key operating metrics provide additional operating information related to our continuing business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies.  Our Technology, Data & Process businesses are comprised of technology enabled professional services, including business process management services and data analytics, market research and benchmarking businesses.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:
•	Client-Service FTE — combination of Consulting FTE and Technology, Data & Process FTE defined as follows:
•	Consulting FTE — individuals assigned to client services who record time to client engagements; and
•

Technology, Data & Process FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above that are not included in average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative, analytics and support functions, including office services, corporate functions and certain practice support functions.
•

Period-end FTE — headcount at the last day of the reporting period adjusted for part-time status. The criteria described in Consulting FTE, Technology, Data & Process FTE and Non-billable FTE also apply to period-end FTE.

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

•

Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to Client-Service FTE. Long-term compensation expense attributable to Client-Service FTE includes share-based compensation expense and compensation expense attributable to retention incentives.

All Client-Service FTE, utilization and average bill rate metric data provided in this report exclude the impact of independent contractors and project employees.

Results of Operations

Overview

Key highlights of our results of operations for the years ended December 31, 2018 and 2017 were:

Revenues before reimbursements (“RBR”) increased 5.6% over the prior year period (see “Segment Results” below).  RBR increased over the prior year in all three of our segments with 14.0% growth within our Financial Services Advisory and Compliance and 12.1% growth within our Energy segment, while our Healthcare segment grew at 0.8%. Event-based fees for the years ended December 31, 2018 and 2017 were $8.5 million and $11.1 million, respectively, mainly within our Healthcare segment.  Cost of services before reimbursable expenses increased by 8.2% and general and administrative expenses were relatively flat year over year. Income from discontinued operations, net of tax, increased 142.8% mainly due to the gain on sale. Our effective income tax rate for the years ended December 31, 2018 and 2017, on a continuing basis was 37.0% and a benefit of 62.3%, respectively. The 2017 rate is a benefit primarily due to the impact of Tax Reform, which was enacted on December 22, 2017.  See income tax expense below for further details. Net income attributable to Navigant Consulting, Inc. for the years ended December 31, 2018 and 2017 was $120.6 million and $75.0 million, respectively, primarily as a result of a $68.5 million gain, net of tax, on the sale recognized during the year ended December 31, 2018. Further explanations are provided below.

Key highlights of our results of operations for the years ended December 31, 2017 and 2016 were:

RBR were comparable to the prior year period, with higher RBR in our Healthcare segment and contributions from the November 2016 acquisition of Ecofys within the Energy segment offset by lower RBR in our Financial Services Advisory and Compliance segment. Event-based fees for the years ended December 31, 2017 and 2016 were $11.1 million and $3.2 million, respectively, mainly due to fees earned within our Healthcare segment. See Segment Results below for further discussion on RBR. Cost of services before reimbursable expenses increased 6.3% while general and administrative expenses increased 1.0%. Net income attributable to Navigant Consulting, Inc. for the years ended December 31, 2017 and 2016 was $75.0 million and $58.1 million, respectively. Our effective income tax rate for the years ended December 31, 2017 and 2016, on a continuing basis, was a benefit of 62.3%, mainly as a result of Tax Reform discussed in the paragraph above, and an expense of 42.0%, respectively.

Note: The FTE data in this table are presented on a continuing operations basis.

				2018 over	2017 over
				2017	2016
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2018	2017	2016	Percentage	Percentage
Key operating metrics:
Average FTE
-Consulting	1,386	1,386	1,260	-	10.0
-Technology, Data & Process	3,141	2,816	2,528	11.5	11.4
-Non-billable	843	731	636	15.3	14.9
Period end FTE
-Consulting	1,427	1,394	1,405	2.4	(0.8)
-Technology, Data & Process	3,630	2,870	2,561	26.5	12.1
-Non-billable	895	765	693	17.0	10.4
Average bill rate	$255	$260	$260	(1.9)	-
Utilization	70%	72%	73%	(2.8)	(1.4)

Key Operating Metrics

Average FTE – Consulting for the year ended December 31, 2018 compared to the year ended December 31, 2017 was flat, as overall hires within the Financial Services Advisory and Compliance segment were offset by reductions within our Healthcare segment. Average FTE – Technology, Data & Process increased 11.5% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was mainly a result of HSS in our Healthcare segment and our managed services engagement within Financial Services Advisory and Compliance segment. Utilization levels were 70% and 72% for the years ended December 31, 2018 and 2017, respectively, and average bill rate decreased 1.9% to $255 over the same periods, primarily attributable to an increase in lower bill rate engagements mainly within our Healthcare and Financial Services Advisory and Compliance segments. Average Non-billable FTE increased 15.3% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase primarily relates to the transfer of Consulting FTE from our Healthcare segment and new hires to support the buildout of a centralized data management and analytic team largely located in India.

Average FTE – Consulting increased 10.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to the acquisition of Ecofys within our Energy segment in November 2016, as well as additional hiring within certain growth areas including our Healthcare segment. Average FTE – Technology, Data & Process increased 11.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly to support additional business process management services work within our Healthcare segment. A portion of the increase in Average FTE – Technology, Data & Process was due to the expansion of our team located in India. Average Non-billable FTE increased 14.9% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase primarily relates to the centralization of an analytic team located both in the U.S. and in India which was done to create cross company efficiencies for corporate and practice support functions. The increase is partially offset by a reduction in administrative FTE. Utilization levels were 72% and 73% for the years ended December 31, 2017 and 2016, respectively, and average bill rate was consistent at $260 over the same periods. Utilization and bill rate are further described below under Segment Results.

Results for the year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue before Reimbursements.  See Segment Results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased by 8.2% for the year ended December 31, 2018 compared to the year ended December 31, 2017 mainly due to increased compensation and benefits expense relating to recent hires within our Financial Services Advisory and Compliance segment and HSS, our recently formed joint venture.   Severance expense relating to Client-Service FTE was $2.3 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively.  The decrease was mainly due to actions taken within our Energy segment in the prior year that did not occur in the current year.

General and Administrative Expenses. General and administrative expenses remained relatively flat for the year ended December 31, 2018 compared to the year ended December 31, 2017. Lower communication and computer expenses as well as allocations of work performed as a result of the transition services agreement entered into as a result of the disposition of SaleCo, were offset by higher incentive compensation due to company performance, accelerated stock-based compensation expense and audit fees. Bad debt expense for the year ended December 31, 2018 and 2017 was $3.7 million for both periods. Severance expense for the year ended December 31, 2018 and 2017 was $0.2 million and $1.6 million, respectively.

General and administrative including bad debt expenses as a percent of RBR were 20.6% for the year ended December 31, 2018 as compared to 21.8% for the year ended December 31, 2017. General and administrative expenses as a percent of RBR is higher than historical norms due to the absorption of costs relating to SaleCo which were not allocated to discontinued operations due to them not being directly identifiable. However, we do expect these costs to be reduced over time.

Depreciation Expense. The decrease in depreciation expense of 1.8% for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the lower level of capital spending during the year ended December 31, 2018.

Amortization Expense. Amortization expense decreased 24.6% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, as acquisition activity in recent years has slowed down.

Other Operating Costs (Benefit): Other operating costs for the year ended December 31, 2018 was $3.1 million, primarily related to legal costs associated with considerations of the SaleCo transaction, that were incurred prior to the execution of the purchase agreement, as well as certain costs associated with additional disclosure obligations in connection with a shareholder activism matter and the impairment of certain software, partially offset by a favorable contingent acquisition liability adjustment.  Other operating costs for the year ended December 31, 2017 was $2.6 million primarily relating to fair value adjustments to our estimated deferred contingent acquisition liabilities. For additional information, see Note 17 – Fair Value to the notes to our consolidated financial statements.

Interest Expense.  Interest expense decreased 10.4% or $0.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.  The decrease was mainly due to the full repayment of all outstanding indebtedness during the third quarter of 2018 from the proceeds of the SaleCo transaction. Average borrowing rate was 3.4% and 2.6% for the years ended December 31, 2018 and 2017, respectively.

Interest Income. Interest income increased $1.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 mainly due to investing our excess cash in short-term investments, including money market accounts and short-term CDs, during the second half of 2018.  Following the disposition of SaleCo, we are investing excess cash from the proceeds. The investments qualify as cash and cash equivalents under US GAAP.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences.  The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate was an expense of 37.0% and a benefit of 62.3% for the years ended December 31, 2018 and 2017, respectively. The 2017 tax rate is a benefit primarily due to the impact of Tax Reform, which was enacted on December 22, 2017. During the year ending December 31, 2018, we reached an IRS audit settlement for year 2014 that increased income tax expense by $1.8 million.  The adjustments from the 2014 IRS audit provided for a change in accounting method with respect to the ongoing deductibility of certain compensation expenses. The audit settlement related to the timing of the deductions for specific performance-based bonuses. The largest impact of the adjustment relates to the 2014 tax year, as the timing differences reverse in the following years. See Note 16 – Income Taxes for additional information.  During the year ended December 31, 2017, we recognized a $29.8 million tax benefit as a result of revaluing the U.S. ending net deferred tax liabilities from 35% to the then newly enacted U.S. corporate income tax rate of 21%. Of this benefit, $18.6 million was recognized in continuing operations. The lower enacted rate is expected to drive lower effective tax rates in the future. Further information on the components of the effective tax rates for the years ended December 31, 2018 and 2017, is presented in Note 16 – Income Taxes to the notes to our consolidated financial statements.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, increased $62.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 mainly due to the gain on the disposition of SaleCo of $68.5 million, net of tax (See Note 3 – Dispositions and Discontinued Operations to the notes to our consolidated financial statements). The current year also benefited from lower effective tax rates due to certain provision eligibilities. These increases were partially offset by a decrease relating to a full year of SaleCo operating results in the operations included in the prior period compared to approximately eight months in the current period.

Results for the year ended December 31, 2017 compared to the year ended December 31, 2016

Revenue before Reimbursements.  See Segment Results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 6.3% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to higher compensation and benefits expenses resulting from Client-Service FTE increases discussed in “Key Operating Metrics” above as well as annual wage increases. In addition, technology and outside services expense increased during the same period. These increases were partially offset by lower incentive-based compensation due to lower operating performance. Severance expense relating to Client-Service FTE was $3.0 million and $2.5 million for the years ended December 31, 2017 and 2016, respectively, as part of certain performance improvement initiatives.

General and Administrative Expenses.  General and administrative expenses increased 1.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016 mainly due to higher facilities expenses due to duplicate rent expense related to our Chicago headquarters move (as we occupied our old Chicago offices until completion of the build-out of the new space), our San Francisco office consolidation, bad debt expense and computer expenses related to cloud computing and Enterprise Resource Planning (“ERP”) system implementation costs. These increases were mostly offset by lower compensation and benefits, which were down despite higher severance expense and higher Non-billable FTE.  Corporate meetings and re-branding costs were also lower for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Severance expense for the years ended December 31, 2017 and 2016 was $1.6 million and $0.3 million, respectively. Bad debt expense for the years ended December 31, 2017 and 2016 was $3.7 million and $1.4 million, respectively.

General and administrative expenses were 21.8% of RBR for the year ended December 31, 2017 as compared to 22.2% for the year ended December 31, 2016.

Depreciation Expense. The increase in depreciation expense of 3.9% for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased leasehold improvements, technology and software spending.

Amortization Expense. Amortization expense decreased 20.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Other Operating Costs (Benefit):

During the years ended December 31, 2017 and 2016, we recorded costs of $2.2 million and $1.3 million, respectively, relating to fair value adjustments to our estimated deferred contingent acquisition liabilities and which represent the largest components of Other operating costs. For additional information, see Note 17 – Fair Value and Note 14 – Other Operating Costs (Benefit) to the notes to our consolidated financial statements.

Interest Expense.  Interest expense decreased 5.0% or $0.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The decrease was mainly due to lower financing fees, imputed interest and average borrowings, partially offset by higher interest rates.  Average borrowing rates were 2.6% and 2.3% for the years ended December 31, 2017 and 2016, respectively.

Other Income, Net.  The decrease of 151.0% or $2.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the losses resulting from non-functional currency transactions occurring in our U.K.-based entity where the local currency (the U.K. Pound Sterling) strengthened relative to the U.S. dollar.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions which have different income tax rates, as well as various book-to-tax permanent differences.  The rate is also impacted by discrete items which may not be consistent from year to year.

The effective income tax rate for the years ended December 31, 2017 and 2016 was a benefit of 62.3% and an expense of 42.0%, respectively. The 2017 effective rate was a benefit due to the impact of Tax Reform enacted on December 22, 2017. During the year ended December 31, 2017, we recognized a $29.8 million tax benefit as a result of revaluing the U.S. ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%. Of this benefit, $18.6 million was recognized in continuing operations. The lower enacted rate is expected to drive lower effective tax rates in the future. Further information on the components of the effective tax rates for the years ended December 31, 2017 and 2016, is presented in Note 16 – Income Taxes to the notes to our consolidated financial statements.

Segment Results

As a result of the disposition of our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment (collectively, “SaleCo”), its operations have been reported in accordance with ASC Topic 205 as “discontinued operations” for all periods presented. Accordingly, we have eliminated SaleCo from our segment results.  See Note 3 – Dispositions and Discontinued Operations and Note 5 – Segment Information to the notes to our consolidated financial statements for further information. All other operations are considered “continuing operations.”

Our operating segments are the same as our reporting segments.  Our performance is assessed, and resources are allocated based on the following three reporting segments:

•	Healthcare
•	Energy
•	Financial Services Advisory and Compliance

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 5 — Segment Information to the notes to our consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense related to retention incentives (see Note 10 — Supplemental Consolidated Balance Sheet Information to the notes to our consolidated financial statements). See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics for definitions.

In the first quarter of 2018, we moved our life sciences regulatory and compliance related business from the former Disputes, Forensics and Legal Technology reporting segment into the Healthcare reporting segment. This change aligned this business with our life sciences team as part of the Healthcare segment, as they have comparable client types and address similar business issues and industry dynamics. Prior year results have been adjusted to conform to the current year presentation for this change as well as for the SaleCo disposition discussed above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the reporting segments been stand-alone businesses.

Healthcare
				2018 over	2017 over
				2017	2016
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2018	2017	2016	Percentage	Percentage
Revenues before reimbursements (in 000s)	$389,111	$386,107	$366,472	0.8	5.4
Total revenues (in 000s)	$421,352	$422,515	$404,346	(0.3)	4.5
Segment operating profit (in 000s)	$104,928	$116,369	$118,468	(9.8)	(1.8)
Key segment operating metrics:
Segment operating profit margin	27.0%	30.1%	32.3%	(10.3)	(6.8)
Average FTE - Consulting	633	663	616	(4.5)	7.6
Average FTE - Technology, Data & Process	2,932	2,663	2,466	10.1	8.0
Average utilization rates based on 1,850 hours	70%	73%	76%	(4.1)	(3.9)
Average bill rate	$271	$278	$274	(2.5)	1.5

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

Year ended December 31, 2018 compared to the year ended December 31, 2017

RBR for this segment increased 0.8% for the year ended December 31, 2018 compared to the year ended December 31, 2017, mainly due to increases in RBR resulting from HSS, the newly formed joint venture with Baptist Health South Florida as well as increased demand for life sciences engagements.  These increases were mostly offset by fewer large Healthcare consulting engagements and lower event-based fees. Event-based fees were $8.4 million and $10.6 million for the year ended December 31, 2018 and 2017, respectively.

Average FTE – Consulting decreased 4.5% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to planned reductions in headcount in the first quarter of 2018 and attrition in the period. Average FTE – Technology, Data & Process increased 10.1% for the year ended December 31, 2018 compared to the year ended December 31, 2017 mainly due to HSS. Utilization decreased 4.1% and average bill rate decreased 2.5% to $271 for the year ended December 31, 2018 compared to the year ended December 31, 2017. Utilization decreased in 2018 due to lower demand for consulting engagements discussed above. Average bill rate decreased in 2018 mainly due to a change in project mix.

For the year ended December 31, 2018 compared to the year ended December 31, 2017, segment operating profit and segment operating profit margin decreased $11.4 million and 3.1 percentage points, respectively. These decreases were attributable to higher strategic development costs, increased headcount within our business process management services and the maintenance of resources in consulting in anticipation of improving demand for those services, partially offset by higher RBR. In addition, the start-up of the joint venture has decreased segment operating profit margin as anticipated. Severance expense for the year ended December 31, 2018 and 2017 was $1.9 million and $1.7 million, respectively.

Year ended December 31, 2017 compared to the year ended December 31, 2016

RBR for this segment increased 5.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The RBR increase was driven by an increase in our business process management services engagements and increased demand by life sciences companies for commercialization solutions, as well as higher demand from providers for large strategy-led transformation projects in the first half of the year.  In addition, event-based fees were $10.6 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively.

Average FTE – Consulting increased 7.6% for the year ended December 31, 2017 compared to the year ended December 31, 2016 mainly due to additional campus hiring to meet the higher demand discussed above. Average FTE – Technology, Data & Process increased 8.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the increase in business process management services engagements discussed above, partially offset by a transfer of personnel to the Financial Services Advisory and Compliance segment. A portion of this increase in Average FTE – Technology, Data & Process was due to the expansion of our team located in India. Utilization decreased 3.9% for the year ended December 31, 2017 compared to the year ended December 31, 2016 as hiring preceded a slower than expected sales cycle. Average bill rate increased 1.5% to $278 mainly due to a change in project mix.

For the year ended December 31, 2017 compared to the year ended December 31, 2016, segment operating profit and segment operating profit margin decreased $2.1 million and 2.2 percentage points, respectively. The decrease was mainly due to higher compensation and benefits related to increased Client-Service FTE, partially offset by an increase in RBR, mainly within the business process management services practice. In addition, a higher percentage of the segment’s business came from lower margin engagements.

Energy
				2018 over	2017 over
				2017	2016
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2018	2017	2016	Percentage	Percentage
Revenues before reimbursements (in 000s)	$139,523	$124,492	$115,940	12.1	7.4
Total revenues (in 000s)	$164,764	$146,425	$133,612	12.5	9.6
Segment operating profit (in 000s)	$44,321	$33,783	$32,637	31.2	3.5
Key segment operating metrics:
Segment operating profit margin	31.8%	27.1%	28.1%	17.3	(3.6)
Average FTE - Consulting	455	453	377	0.4	20.2
Average FTE - Technology, Data & Process	57	59	62	(3.4)	(4.8)
Average utilization rates based on 1,850 hours	68%	66%	72%	3.0	(8.3)
Average bill rate	$212	$206	$205	2.9	0.5

The Energy segment provides full lifecycle solutions that help clients transform their businesses in a rapidly changing energy environment, manage complexity and accelerate operational performance, meet compliance requirements, and transform their organizations and systems. In addition, we provide a broad array of benchmarking, data and market research capabilities.

Year ended December 31, 2018 compared to the year ended December 31, 2017

RBR for this segment increased 12.1% for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to organic growth across the segment.

Average FTE – Consulting increased 0.4% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to recent hiring of lower level Consulting FTE’s partially offset by actions taken during 2017.  Average FTE –Technology, Data & Process was relatively flat for the year ended December 31, 2018 compared to the year ended December 31, 2017. Utilization increased 3.0% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to increased demand. Average bill rate increased 2.9% to $212, mainly due to annual increases and project mix.

For the year ended December 31, 2018 compared to the year ended December 31, 2017, segment operating profit and segment operating profit margin increased $10.5 million and 4.7 percentage points, respectively. These results were attributable to the RBR growth partially offset by higher incentive-based compensation due to increased performance.

Year ended December 31, 2017 compared to the year ended December 31, 2016

RBR for this segment increased 7.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to the contributions from the November 2016 acquisition of Ecofys, partially offset by lower RBR related to a lower government work.

Average FTE – Consulting increased 20.2% for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to the acquisition of Ecofys. Average FTE – Technology, Data & Process decreased 4.8% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Utilization decreased 8.3% due to lower utilization levels at Ecofys, which we expect to improve over time as we work to align the Ecofys and Navigant models, as well as lower utilization in other consulting practices. Average bill rate remained relatively flat for the year ended December 31, 2017 compared to the year ended December 31, 2016.

For the year ended December 31, 2017 compared to the year ended December 31, 2016, segment operating profit increased $1.2 million and segment operating profit margin decreased 1.0 percentage points. The increase in segment operating profit was attributable to contributions from the Ecofys acquisition and lower incentive-based compensation offset by lower organic RBR and higher severance expense. Severance expense was $1.0 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

Financial Services Advisory and Compliance
				2018 over	2017 over
				2017	2016
	For the year ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2018	2017	2016	Percentage	Percentage
Revenues before reimbursements (in 000s)	$144,060	$126,343	$137,375	14.0	(8.0)
Total revenues (in 000s)	$157,498	$145,126	$158,110	8.5	(8.2)
Segment operating profit (in 000s)	$49,458	$50,219	$60,050	(1.5)	(16.4)
Key segment operating metrics:
Segment operating profit margin	34.3%	39.7%	43.7%	(13.6)	(9.2)
Average FTE - Consulting	298	270	267	10.4	1.1
Average FTE - Technology, Data & Process	152	94	-	61.7	100.0
Average utilization rates based on 1,850 hours	76%	79%	80%	(3.8)	(1.3)
Average bill rate	$289	$294	$300	(1.7)	(2.0)

The Financial Services Advisory and Compliance segment provides strategic, operational, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance services to clients in a broad variety of industries.

Year ended December 31, 2018 compared to the year ended December 31, 2017

RBR for this segment increased 14.0% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in RBR was primarily due to increased demand for financial crime, sanctions and operational efficiency engagements with our larger financial services clients, as well as the addition of a new managed services engagement.

Average FTE – Consulting increased 10.4% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to hiring to meet increased demand and to expand certain capabilities particularly related to technology expertise. Average FTE – Technology, Data & Process increased 61.7% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to hiring for a new managed services engagement to outsource a client’s anti-money laundering and transaction monitoring capabilities.  Utilization decreased 3.8% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to recent hiring to meet future demand. Average bill rate decreased 1.7% to $289.

For the year ended December 31, 2018 compared to the year ended December 31, 2017, segment operating profit decreased $0.8 million driven by higher wages and benefits relating to the additional FTE costs mentioned above and costs of additional temporary project-based resources not included in the FTE metric. Segment operating profit margin decreased 5.4 percentage points as costs mentioned above outpaced RBR growth.

Year ended December 31, 2017 compared to the year ended December 31, 2016

RBR for this segment decreased 8.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to the conclusion of certain engagements as well as fewer compliance and controls engagements from financial institutions.

Average FTE – Consulting was relatively flat for the year ended December 31, 2017 compared to the year ended December 31, 2016. Average FTE – Technology, Data & Process increased 100% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to a transfer of personnel from the Healthcare segment. Utilization decreased to 79% for the year ended December 31, 2017 compared to 80% for the year ended December 31, 2016. Average bill rate decreased 2.0% to $294, mainly due to a change in project mix.

For the year ended December 31, 2017 compared to the year ended December 31, 2016, segment operating profit and segment operating profit margin decreased $9.8 million and 4.0 percentage points, respectively. The decreases were driven by lower RBR, higher compensation and benefits expense due to annual wage increases, partially offset by lower incentive-based compensation. In addition to fewer engagements for the year ended December 31, 2017, certain new engagements were less profitable than similar engagements for the year ended December 31, 2016 due to competitive pricing on flexible resources.

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

During the year ended December 31, 2018, we sold our Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment and, as such, the results from its operations have been reclassified to discontinued operations to reflect this transaction for all periods presented. Further information on this transaction is presented in Note 3 – Dispositions and Discontinued Operations to the notes to our consolidated financial statements. During the three months ended September 30, 2018, we commenced operation of our joint venture Health Systems Solutions (“HSS”), with Baptist Health South Florida. We have a 60% financial and controlling interest in HSS and as such we fully consolidate its operations. As a result, beginning in the quarter ended September 30, 2018, there will be income attributable to non-controlling interests, net of tax in our consolidated statements of comprehensive income.

During the fourth quarter 2017, we recognized a $29.8 million net tax benefit as a result of Tax Reform, which was signed into law December 22, 2017. Of this benefit, $18.6 million was recognized in continuing operations. Further information on the tax impacts of Tax Reform is presented in Note 16 – Income Taxes to the notes to our consolidated financial statements.

The amounts in the following table are in thousands, except for per share data:

	Dec. 31,	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Revenues before reimbursements	$174,639	$171,386	$165,224	$161,445	$156,635	$164,523	$160,076	$155,708
Reimbursements	18,576	16,232	19,489	16,623	20,398	20,989	17,594	18,143
Total revenues	193,215	187,618	184,713	178,068	177,033	185,512	177,670	173,851
Cost of services before reimbursable expenses	127,570	121,945	113,121	116,936	109,009	111,197	113,333	109,884
Reimbursable expenses	18,576	16,232	19,489	16,623	20,398	20,989	17,594	18,143
Total cost of services	146,146	138,177	132,610	133,559	129,407	132,186	130,927	128,027
General and administrative expenses	34,507	32,073	34,912	37,079	32,663	35,326	34,663	36,372
Depreciation expense	5,074	5,026	4,943	4,997	4,806	4,777	5,530	5,285
Amortization expense	1,476	1,568	1,665	1,752	2,156	2,102	2,108	2,208
Other operating costs (benefit)	51	(201)	2,295	983	280	1,014	-	1,306
Operating income (loss)	5,961	10,975	8,288	(302)	7,721	10,107	4,442	653
Interest expense	300	669	911	828	758	833	783	648
Interest income	(1,095)	(697)	(77)	(119)	(109)	(100)	(80)	(31)
Other (income) expense, net	(449)	390	(183)	361	411	103	599	(218)
Income (loss) from continuing operations before income tax expense	7,205	10,613	7,637	(1,372)	6,661	9,271	3,140	254
Income tax expense (benefit)	3,381	3,785	1,509	225	(15,704)	3,430	577	(334)
Net income (loss) from continuing operations	3,824	6,828	6,128	(1,597)	22,365	5,841	2,563	588
Income from discontinued operations, net of tax	2,413	67,287	22,698	13,450	20,754	6,098	6,234	10,509
Net income	6,237	74,115	28,826	11,853	43,119	11,939	8,797	11,097
Less: Income attributable to non-controlling interest, net of tax	(319)	(70)	-	-	-	-	-	-
Net income attributable to Navigant Consulting, Inc.	$5,918	$74,045	$28,826	$11,853	$43,119	$11,939	$8,797	$11,097

Basic net income per share
Net income from continuing operations attributable to Navigant Consulting, Inc.	$0.08	$0.15	$0.14	$(0.04)	$0.49	$0.13	$0.05	$0.01
Income from discontinued operations, net of tax	0.06	1.51	0.50	0.30	0.45	0.13	0.13	0.22
Net income attributable to Navigant Consulting, Inc. (1)	$0.14	$1.66	$0.64	$0.26	$0.94	$0.26	$0.19	$0.24
Shares used in computing basic per share data	42,442	44,645	45,106	45,120	45,708	46,619	47,113	46,932

Diluted net income per share
Net income from continuing operations attributable to Navigant Consulting, Inc.	$0.08	$0.15	$0.13	$(0.04)	$0.47	$0.12	$0.05	$0.01
Income from discontinued operations, net of tax	0.06	1.46	0.49	0.30	0.44	0.13	0.13	0.21
Net income attributable to Navigant Consulting, Inc. (1)	$0.14	$1.61	$0.62	$0.26	$0.91	$0.25	$0.18	$0.23
Shares used in computing diluted per share data	43,594	45,932	46,549	45,120	47,223	48,017	48,696	48,969

(1)	Earnings per share may not foot due to rounding differences.

Operating results fluctuate from quarter to quarter as a result of a number of factors, including the significance of client engagements commenced and completed during a quarter, timing of acquisitions, the number of business days in a quarter, employee hiring and utilization rates. The timing of revenues varies from quarter to quarter due to various factors, including the ability of clients to terminate engagements without penalty, attaining certain contractual outcomes, the size and scope of assignments, and general economic conditions. Because a significant percentage of our expenses are relatively fixed, a variation in the number of client assignments, or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter. Operating results are also impacted by other operating costs (benefit) which reflects, among other things, earn-out adjustments, asset impairments, office consolidation costs and restructuring costs. In addition, interest expense and interest income fluctuate from quarter to quarter as a result of balance changes in cash and debt.  Other (income) expense will fluctuate from quarter to quarter due to the impact of foreign currency translations for transactions recorded in non-functional currencies.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the years ended December 31,

	2018	2017	2016
Net cash provided by operating activities	$37,589	$102,535	$109,384
Net cash provided by (used in) investing activities	$410,536	$(44,462)	$(51,526)
Net cash used in financing activities	$(249,026)	$(58,698)	$(58,155)

As a result of the disposition of SaleCo that was completed on August 24, 2018, we realized $426.1 million of proceeds, net of cash transferred and transaction costs which excluded approximately $49.6 million in cash taxes to be paid. During the year ended December 31, 2018, we paid off our debt, paid a dividend and increased our share repurchase activity. Cash and cash equivalents as of December 31, 2018, were $206.9 million, which we expect to use for additional share repurchases, dividends and investments in our key growth markets. See Note 3 – Dispositions and Discontinued Operations and Note 13 – Bank Debt to the notes to our financial statements.

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

We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO for the Company’s continuing operations was 70 days at December 31, 2018, compared to 73 days at December 31, 2017.  The decrease in DSO reflects improved collections. DSO for the Company’s continuing operations remained consistent at 73 days at December 31, 2017 and 2016.

Operating Activities

Net cash provided by operating activities was $37.6 million for the year ended December 31, 2018 compared to $102.5 million and $109.4 million in 2017 and 2016, respectively. The decrease was mainly due to lower net income adjusted for non-cash items due, in part, to twelve months of operating results from SaleCo included in 2017 compared to only eight months in 2018. The decrease in cash provided by operating activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to lower operating income partially offset by lower investment in working capital.

Investing Activities

Net cash provided by investing activities was $410.5 million for the year ended December 31, 2018 compared to cash used in investing activities of $44.5 million and $51.5 million for the years ended December 31, 2017 and 2016, respectively.  The increase mainly related to the proceeds received from the SaleCo transaction of $426.1 million, net of cash transferred and transaction costs, with additional cash provided by a reduced level of capital expenditures in 2018 compared to 2017 and no cash expenditures for acquisitions made in 2018. The decrease in cash used in investing activities for the year ended December 31, 2017 compared to December 31, 2016 was primarily due to lower acquisition related payments for the year ended December 31, 2017 (see Note 3 — Dispositions and Discontinued Operations to the notes to our consolidated financial statements), partially offset by an increase in capital expenditures related to the build-out of our new corporate headquarters in Chicago during the year ended December 31, 2017 and technology spending.

Financing Activities

Net cash used in financing activities was $249.0 million for the year ended December 31, 2018 compared to $58.7 million and $58.2 million for the years ended December 31, 2017 and 2016, respectively. The primary drivers of the increased use of cash related to the net repayment of debt from the SaleCo transaction proceeds of $131.8 million as well as increased repurchases of its common stock in 2018 of $69.5 million in excess of the $43.0 million repurchased during the year ended December 31, 2017 as well as payment of a dividend in 2018, with no dividends paid in 2017. The cash used in financing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 increased mainly due to a higher volume of share repurchases and higher contingent acquisition liability payments, partially offset by lower repayment of debt during 2017.

During the year ended December 31, 2018, we purchased 4,952,505 shares of our common stock in the open market for $112.5 million compared to 2,322,415 shares of our common stock in the open market for $43.0 million and 1,436,147 shares for $25.1 million during the years ended December 31, 2017 and 2016, respectively.

Debt, Commitments and Capital

For further information regarding our debt, see Note 13 – Bank Debt to the notes to our consolidated financial statements.

At December 31, 2018, we had total contractual obligations of $138.2 million. The following table shows the components of our significant contractual commitments at December 31, 2018 by the scheduled years of payments (in thousands):

Contractual Obligations	Total	2019	2020 to 2021	2022 to 2023	Thereafter
Deferred acquisition liabilities (a)	$1,679	$969	$710	$-	$-
Lease commitments - operating	136,518	27,496	46,325	27,620	35,077
Total contractual obligations	$138,197	$28,465	$47,035	$27,620	$35,077

a)

At December 31, 2018, we had $1.7 million in liabilities relating to deferred acquisition liability obligations which were recorded at estimated fair value and discounted to present value. Settlement of certain of the liabilities is contingent upon acquired businesses meeting performance targets. Assuming each of these acquisitions reaches their maximum target, our maximum deferred contingent acquisition liability would have been $1.8 million at December 31, 2018.

On May 7, 2018, our board increased the share purchase authorization to a total of $175.0 million through December 31, 2020. See Part II, Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this report for additional information on the share repurchases.

As further discussed in Note 16 – Income Taxes to the notes to our consolidated financial statements, on December 22, 2017, Tax Reform became law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Tax Reform permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.  Tax Reform may impact future cash flows as a result of the change in corporate tax rate and the impact it may have on cash paid taxes.

During the year ended December 31, 2018, we retired 9,500,000 shares of treasury stock. As a result, within the stockholders’ equity accounts on our consolidated balance sheets, treasury stock was reduced by the fair value of the shares calculated using the weighted average treasury stock inventory price, common stock was reduced for the aggregate par value of the shares retired, with the difference recorded as a reduction to retained earnings.

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

Critical Accounting Policies

The preparation of the financial statements requires management to make estimates and assumptions that affect amounts reported therein. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

On January 1, 2018, we adopted Topic 606 and all related amendments (“the new revenue standard”) for all contracts with customers not completed as of the adoption date using the cumulative catch-up transition (modified retrospective) method. Results as of January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. As a result of the adoption, we recorded a net increase to opening retained earnings of $0.2 million, net of tax, with the impact primarily relating to certain contracts that include event-based variable consideration.  Previously, we recognized event-based variable fees when contractual milestones or obligations were met, however, Topic 606 requires us to estimate and recognize the revenue from certain event-based variable fees over the period of performance to the extent that it is probable that a significant reversal will not occur.

Effect of the Adoption of Topic 606

For the year ended December 31, 2018, we recorded $1.2 million in additional revenue related to estimated variable consideration, which would not have been recognized under the prior revenue recognition guidance and have been included in accounts receivable, net and contract assets. Prior year results are presented in accordance with historical accounting. See our 2017 Form 10-K for our historical accounting policy.

Revenue Recognition

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

For our time and material arrangements, the amounts charged correspond directly to the value our clients receive. These arrangements qualify for the right to invoice practical expedient which allows revenue to be recognized based on the number of hours worked by our Client-Service FTE (as defined below) at the contracted bill rates. In some cases, our time and material engagements are subject to a maximum fee amount not to be exceeded, in which case we periodically evaluate the progress of work performed to ensure that the maximum amount billable to the client is not expected to be exceeded. Similarly, our units of production arrangements where the fee is unit/output priced at a per unit value qualifies for the right to invoice practical expedient. As such, revenue for units of production is recognized based on measures such as the number of items processed at agreed-upon rates. When such fees do not qualify for the right to invoice practical expedient or are not attributable to the services delivered in a specific time period, the variable fees are estimated and recognized ratably over the term of the arrangement.

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

We define contract liabilities as advance payments from, or billings to, our customers for services that have not yet been performed or earned and retainers. These liabilities are recorded within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. As of December 31, 2018 and 2017, our contract liabilities were $28.9 million and $21.6 million, respectively. During the year ended December 31, 2018, $21.0 million was recognized into revenue from the opening balance.

Performance Obligations

For disclosure purposes, we apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with an enforceable duration of one year or less. We also apply the practical expedient to exclude those amounts for contracts in which we apply the right to invoice. The majority of our contracts include termination for convenience clauses which generally require 30 days’ notice with no penalty. The notice period required determines the contract duration resulting in very few agreements which are contractually enforceable beyond one year. As of December 31, 2018, we had approximately $170.9 million of remaining performance obligations of which approximately $82.4 million are expected to be satisfied beyond one year. These obligations mainly relate to our newly formed joint venture, HSS.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by Accounting Standards Codification 350 (“ASC 350”), is an operating segment of a business or one level below if discrete financial information is available and regularly reviewed by segment management. At December 31, 2018, we had three operating segments which are also considered to be our reporting units, as follows:  Healthcare, Energy, and Financial Services Advisory and Compliance.

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

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements to the notes to our consolidated financial statements for further information on our accounting policies and recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in foreign currencies. The foreign currency risk is associated with our operations in foreign countries.

At December 31, 2018, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At December 31, 2018, we had net assets of approximately $15.3 million with a functional currency of the Canadian Dollar, $11.5 million with a functional currency of the Euro and $0.6 million with a functional currency of the U.K. Pound Sterling related to our non-U.S. operations. At December 31, 2018, we had net assets denominated in non-functional currencies of approximately $5.4 million.  As such, a ten percent change in the value of the local currencies would have resulted in a $0.5 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements are in this report as pages F-3 through F-35. An index to such information appears on page F-1.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2018 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control —Integrated Framework (2013). In the course of its evaluation, management concluded that we maintained effective control over financial reporting at December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

(3)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Navigant Consulting, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Navigant Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule as listed in the accompanying index (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 28, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item will be included under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our annual meeting of shareholders (“2019 Proxy Statement”) and is incorporated herein by reference.

See “Executive Officers of the Registrant” in Part I of this report for information regarding our executive officers.

Item 11.	Executive Compensation.

The information under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be included under the headings “Stock Ownership of Directors, Executive Officers and Principal Holders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions” in the 2019 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the heading “Independent Registered Public Accounting Firm” in the 2019 Proxy Statement is incorporated herein by reference.

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

2.4

Equity Purchase Agreement, dated as of June 23, 2018, by and between Navigant Consulting, Inc. and Ankura Consulting Group, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2018).  (Pursuant to Item  601(b)(2) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted; exhibits, schedules and other attachments will be provided to the Securities and Exchange Commission upon request).

2.5

Amendment No. 1 to Equity Purchase Agreement, dated as of August 22, 2018, by and among Navigant Consulting, Inc., Ankura Consulting Group, LLC and Ankura Consulting Worldwide, Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on August 30, 2018).

2.6

Amendment No. 2 to Equity Purchase Agreement, dated as of August 23, 2018, by and among Navigant Consulting, Inc., Ankura Consulting Group, LLC. and Ankura Consulting Worldwide, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the SEC on August 30, 2018). (Pursuant to Item  601(b)(2) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted; exhibits, schedules and other attachments will be provided to the Securities and Exchange Commission upon request).

3.1	Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

3.2

Amendment to Restated Certificate of Incorporation of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

3.3	Amended and Restated By-Laws of Navigant Consulting, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2017).

10.4†	Navigant Consulting, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the SEC on April 10, 2017).

10.5†	Navigant Consulting, Inc. Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 20, 2015).

10.6†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 23, 2012).

10.7†	Navigant Consulting, Inc. Annual Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the SEC on April 10, 2017).

Exhibit No.	Description

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

Exhibit No.	Description

10.30

Consent Letter Agreement, dated June 22, 2018, to Credit Agreement, dated as of March 28, 2017, by and among the Navigant, NCE, certain other subsidiaries of Navigant, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2018).

10.31†	Form of Restricted Stock Award Agreement (2017 Long-Term Incentive Plan – transaction bonus awards).

21.1	Subsidiaries of Navigant Consulting, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

†	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JULIE M. HOWARD Julie M. Howard	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ STEPHEN R. LIEBERMAN Stephen R. Lieberman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019

/s/ GILLIAN M. FORSYTH Gillian M. Forsyth	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019

/s/ KEVIN M. BLAKELY Kevin M. Blakely	Director	February 28, 2019

/s/ CYNTHIA A. GLASSMAN Hon. Cynthia A. Glassman	Director	February 28, 2019

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 28, 2019

/s/ JEFFREY YINGLING Jeffrey Yingling	Director	February 28, 2019

/s/ RUDINA SESERI Rudina Seseri	Director	February 28, 2019

/s/ MICHAEL L. TIPSORD Michael L. Tipsord	Director	February 28, 2019

/s/ KATHLEEN E. WALSH Kathleen E. Walsh	Director	February 28, 2019

/s/ RANDY H. ZWIRN Randy H. Zwirn	Director	February 28, 2019

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Navigant Consulting, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navigant Consulting, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule as listed in the accompanying index (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

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

Chicago, Illinois

February 28, 2019

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$206,920	$8,449
Accounts receivable, net and contract assets	179,923	165,838
Prepaid expenses and other current assets	22,512	21,006
Assets held for sale	-	361,030
Total current assets	409,355	556,323
Non-current assets:
Property and equipment, net	63,025	71,432
Intangible assets, net	14,166	20,172
Goodwill	422,357	422,959
Other assets	8,644	9,378
Total assets	$917,547	$1,080,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,302	$8,404
Accrued liabilities	15,558	9,734
Accrued compensation-related costs	69,555	58,515
Income tax payable	13,357	3,199
Other current liabilities	34,044	30,550
Liabilities held for sale	-	86,384
Total current liabilities	145,816	196,786
Non-current liabilities:
Deferred income tax liabilities	33,901	36,598
Other non-current liabilities	25,277	26,602
Bank debt non-current	-	132,944
Total non-current liabilities	59,178	196,144
Total liabilities	204,994	392,930
Stockholders' equity:
Common stock, $0.001 par value per share; 150,000 shares authorized; 49,387 and 58,047 shares issued as of December 31, 2018 and 2017, respectively	49	58
Additional paid-in capital	664,473	659,825
Treasury stock, 8,114 and 12,661 shares as of December 31, 2018 and 2017, respectively	(160,972)	(224,366)
Retained earnings	211,543	270,995
Accumulated other comprehensive loss	(6,529)	(19,178)
Total Navigant Consulting, Inc. stockholders' equity	708,564	687,334
Non-controlling interest	3,989	-
Total stockholders' equity	712,553	687,334
Total liabilities and stockholders' equity	$917,547	$1,080,264

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended
	December 31,
	2018	2017	2016
Revenues before reimbursements	$672,694	$636,942	$619,787
Reimbursements	70,920	77,124	76,281
Total revenues	743,614	714,066	696,068
Cost of services before reimbursable expenses	479,572	443,423	417,058
Reimbursable expenses	70,920	77,124	76,281
Total cost of services	550,492	520,547	493,339
General and administrative expenses	138,571	139,024	137,693
Depreciation expense	20,040	20,398	19,631
Amortization expense	6,461	8,574	10,711
Other operating costs	3,128	2,600	1,872
Operating income	24,922	22,923	32,822
Interest expense	2,708	3,022	3,181
Interest income	(1,988)	(320)	(140)
Other expense (benefit), net	119	895	(1,754)
Income from continuing operations before income tax expense	24,083	19,326	31,535
Income tax expense (benefit)	8,900	(12,031)	13,237
Net income from continuing operations	15,183	31,357	18,298
Income from discontinued operations, net of tax	105,848	43,595	39,800
Net income	121,031	74,952	58,098
Less: Income attributable to non-controlling interest, net of tax	(389)	-	-
Net income attributable to Navigant Consulting, Inc.	$120,642	$74,952	$58,098
Basic net income per share
Net income from continuing operations attributable to Navigant Consulting, Inc.	$0.33	$0.67	$0.39
Income from discontinued operations, net of tax	2.39	0.94	0.84
Net income attributable to Navigant Consulting, Inc. (1)	$2.72	$1.61	$1.23
Shares used in computing basic per share data	44,328	46,593	47,343

Diluted net income per share
Net income from continuing operations attributable to Navigant Consulting, Inc.	$0.32	$0.65	$0.37
Income from discontinued operations, net of tax	2.31	0.90	0.82
Net income attributable to Navigant Consulting, Inc. (1)	$2.64	$1.55	$1.19
Shares used in computing diluted per share data	45,727	48,226	48,813

Net income	$121,031	$74,952	$58,098
Other comprehensive income (loss), net of tax:
Unrealized net gain (loss), foreign currency translation	(3,898)	5,858	(8,720)
Realized net loss on disposition, foreign currency translation	16,677	-	-
Unrealized net gain (loss) on interest rate derivatives	548	100	(72)
Realized net gain on termination of derivatives	(452)	-	-
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	(226)	70	146
Other comprehensive income (loss), net of tax	12,649	6,028	(8,646)
Total comprehensive income, net of tax	133,680	80,980	49,452
Income attributable to non-controlling interest, net of tax	(389)	-	-
Total comprehensive income attributable to Navigant Consulting, Inc., net of tax	$133,291	$80,980	$49,452
(1) Earnings per share may not foot due to rounding.

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Navigant Consulting. Inc. Shareholders
	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total Stock-holders' Equity
Balance at December 31, 2015	64,465	(16,903)	$64	$627,976	$(296,624)	$(16,560)	$278,682	$-	$593,538
Comprehensive income (loss)	-	-	-	-	-	(8,646)	58,098	-	49,452
Issuances of common stock	290	-	-	4,299	-	-	-	-	4,299
Tax benefits on stock options exercised and restricted stock units vested	-	-	-	1,218	-	-	-	-	1,218
Vesting of restricted stock units, net of forfeitures and tax withholdings	570	-	1	(3,983)	-	-	-	-	(3,982)
Share-based compensation expense	-	-	-	13,071	-	-	-	-	13,071
Additional paid-in capital recorded through compensation expense	-	-	-	1,938	-	-	-	-	1,938
Repurchases of common stock	-	(1,436)	-	-	(25,057)	-	-	-	(25,057)
Treasury stock retirement	(8,000)	8,000	(8)	-	140,320	-	(140,312)	-	-
Balance at December 31, 2016	57,325	(10,339)	$57	$644,519	$(181,361)	$(25,206)	$196,468	$-	$634,477
Cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 2)	-	-	-	719	-	-	(425)	-	294
Comprehensive income	-	-	-	-	-	6,028	74,952	-	80,980
Issuances of common stock	254	-	1	3,918	-	-	-	-	3,919
Vesting of restricted stock units, net of forfeitures and tax withholdings	468	-	-	(4,915)	-	-	-	-	(4,915)
Share-based compensation expense	-	-	-	13,037	-	-	-	-	13,037
Additional paid-in capital recorded through compensation expense	-	-	-	2,547	-	-	-	-	2,547
Repurchases of common stock	-	(2,322)	-	-	(43,005)	-	-	-	(43,005)
Balance at December 31, 2017	58,047	(12,661)	$58	$659,825	$(224,366)	$(19,178)	$270,995	$-	$687,334
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 2)	-	-	-	-	-	-	151	-	151
Comprehensive income	-	-	-	-	-	12,649	120,642	389	133,680
Dividends paid	-	-	-	-	-	-	(4,315)	-	(4,315)
Non-controlling interest initial investment	-	-	-	-	-	-	-	3,600	3,600
Issuances of common stock	234	-	-	3,550	-	-	-	-	3,550
Vesting of restricted stock units, net of forfeitures and tax withholdings	606	-	1	(5,484)	-	-	-	-	(5,483)
Share-based compensation expense	-	-	-	6,582	-	-	-	-	6,582
Treasury stock retirement	(9,500)	9,500	(10)	-	175,940	-	(175,930)	-	-
Repurchases of common stock	-	(4,953)	-	-	(112,546)	-	-	-	(112,546)
Balance at December 31, 2018	49,387	(8,114)	$49	$664,473	$(160,972)	$(6,529)	$211,543	$3,989	$712,553

See accompanying notes to consolidated financial statements

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$121,031	$74,952	$58,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,815	28,826	27,742
Amortization expense	6,672	8,960	11,507
Share-based compensation expense	6,582	13,037	13,071
Deferred income taxes	(27,706)	(16,463)	(2,154)
Allowance for doubtful accounts receivable	8,742	7,755	8,815
Payments of contingent acquisition liabilities in excess of initial fair value	(1,186)	(1,700)	(643)
Contingent acquisition liability adjustments, net	-	2,213	1,330
Gain on disposition	(84,436)	-	-
Other, net	996	3,113	(159)
Changes in assets and liabilities (net of dispositions):
Accounts receivable, net and contract assets	(34,464)	(11,773)	(49,972)
Prepaid expenses and other assets	3,806	(6,712)	4,189
Accounts payable	1,436	1,058	1,630
Accrued liabilities	(86)	1,158	874
Accrued compensation-related costs	1,938	(10,589)	14,447
Income taxes payable	8,457	3,248	5,773
Other liabilities	1,992	5,452	14,836
Net cash provided by operating activities	37,589	102,535	109,384
Cash flows from investing activities:
Purchases of property and equipment	(15,543)	(38,650)	(28,665)
Acquisitions of businesses, net of cash acquired	-	(5,000)	(15,426)
Other acquisition payments	-	-	(5,500)
Proceeds from dispositions, net of selling costs and cash	426,079	-	-
Payments of acquisition liabilities	-	-	(1,165)
Other, net	-	(812)	(770)
Net cash provided by (used in) investing activities	410,536	(44,462)	(51,526)
Cash flows from financing activities:
Issuances of common stock	3,550	3,919	4,299
Repurchases of common stock	(112,546)	(43,005)	(25,057)
Dividend payments	(4,315)	-	-
Payments of contingent acquisition liabilities	(2,170)	(8,630)	(185)
Repayments to banks	(453,064)	(457,200)	(410,197)
Borrowings from banks	321,231	452,524	375,708
Payments of debt issuance costs	(451)	(1,297)	-
Non-controlling interest	3,600	-	-
Other, net	(4,861)	(5,009)	(2,723)
Net cash used in financing activities	(249,026)	(58,698)	(58,155)
Effect of exchange rate changes on cash and cash equivalents	(628)	783	(307)
Net increase (decrease) in cash and cash equivalents	198,471	158	(604)
Cash and cash equivalents at beginning of the period	8,449	8,291	8,895
Cash and cash equivalents at end of the period	$206,920	$8,449	$8,291

Supplemental Consolidated Cash Flow Information

	For the year ended
	December 31,
	2018	2017	2016
Interest paid	$3,877	$4,237	$3,692
Income taxes paid, net of refunds	$53,438	$15,553	$22,752
Impact of Tax Cuts and Jobs Act on deferred income tax balances	$-	$29,800	$-

See accompanying notes to consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On August 24, 2018, we completed the sale of our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment (collectively, “SaleCo”) to Ankura Consulting Group, LLC (“Ankura”). The sale represented a strategic shift in our services and, as such, the results from operations of SaleCo have been classified as “discontinued operations” for all periods presented. All other operations are considered “continuing operations” and are presented in our three remaining segments. In addition, the assets and liabilities of SaleCo prior to the sale have been classified as assets held for sale and liabilities held for sale (see Note 3 –Dispositions and Discontinued Operations).

During the year ended December 31, 2018, we commenced operation of our joint venture Health Systems Solutions (“HSS”) with Baptist Health South Florida. We have a 60% financial and controlling interest in HSS and as such we fully consolidate its operations. As a result, from and after December 31, 2018, there will be Non-controlling interest included as a component of Stockholders’ equity. The operating agreements executed by the HSS shareholders require that the non-controlling interest holder approve the declaration and payment of any dividends by HSS.

We do not believe that any material subsequent events occurred through February 28, 2019 that requires disclosure in the notes to the consolidated financial statements.

We are headquartered in Chicago, Illinois and have offices in various cities within the U.S., as well as offices in countries in Europe, the Middle East, and Asia. Our non-U.S. subsidiaries, in the aggregate, represented approximately 8%, 7% and 3% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Fair Value of Financial Instruments

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, net and accounts payable and contract assets, to approximate the fair value of the respective assets and liabilities at December 31, 2018 and 2017 based upon the short-term nature of the assets and liabilities.  During the year ended December 31, 2017, the fair value of our bank debt considered counterparty and our own credit risk, and it approximated carrying value as it bore interest at variable rates. We maintained interest rate derivatives which were recorded at fair value.  During the year ended December 31, 2018, all of the Company’s outstanding interest rate derivatives were settled before their original expiration dates, as the related underlying debt outstanding was repaid from the proceeds of the SaleCo transaction. (See Note 17 — Fair Value).

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

Property and Equipment, Net

We record property and equipment at cost. We compute depreciation using the straight-line method based on the estimated useful lives of the assets, ranging from three to seven years for software, furniture, fixtures and equipment. We compute amortization of leasehold improvements over the shorter of the remaining lease term or the estimated useful life of the asset. The lease terms of our leaseholds expire at various dates through 2030.

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

We also issue notes receivable in the form of unsecured employee loans with terms that are generally three to five years. These loans are issued to recruit and retain certain senior-level consultants. The principal amount and accrued interest are either paid by the consultant or forgiven by us over the terms of the loans, so long as the consultant continues employment and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans and accrued interest is recorded as compensation expense over the service period, which is consistent with the term of the loans. The accrued interest is calculated based on the loan’s effective interest rate and is recorded as interest income.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit, as defined by ASC Topic 350, is an operating segment of a business or one level below an operating segment if discrete financial information is available and regularly reviewed by segment management. At December 31, 2018, we had three operating segments which were also considered to be our reporting units, as follows: Healthcare; Energy; and Financial Services Advisory and Compliance.

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

Revenue Recognition

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) and all the related amendments (“the new revenue standard”) for all contracts with customers not completed as of the adoption date using the cumulative catch-up transition (modified retrospective) method. Results as of January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. As a result of the adoption, we recorded a net increase to opening retained earnings of $0.2 million, net of tax, with the impact primarily relating to certain contracts that include event-based variable consideration.  Previously, we recognized event-based variable fees when contractual milestones or obligations were met, however, Topic 606 requires us to estimate and recognize the revenue from certain event-based variable fees over the period of performance to the extent that it is probable that a significant reversal will not occur. Further information regarding our revenue recognition policy, including our full accounting policy description, can be found in Note 4 – Revenue Recognition.

Legal

We record legal expenses as incurred. Potential exposures related to unfavorable outcomes of legal matters are accrued for when they become probable and reasonably estimable.

Share-Based Compensation

We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that we grant under our long-term incentive plans in our consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting conditions which require the achievement of a specific company financial performance goal at the end of the performance period and required service period are recognized over the performance period.  Each reporting period, we reassess the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized, and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or is expected to be lower than initial expectations.

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

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated tax obligations. We are subject to income taxes in the U.S. and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform”). We previously made provisional estimates for the impact of the Jobs Act as of and for the year ended December 31, 2017 related to the re-measurement of deferred income taxes, valuation allowances, uncertain tax positions, and our assessment of permanently reinvested earnings. As of December 31, 2018, we have completed our accounting and measurement analyses related to the income tax effects of the Jobs Act and no significant adjustments to the provisional amounts were recorded during the year ended December 31, 2018. Further information on the tax impacts of Tax Reform is included in Note 16 – Income Taxes to the notes to our consolidated financial statements.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. We record interest and penalties as a component of our income tax provision. Such amounts were not material during any of the years ended December 31, 2018, 2017 or 2016.

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

Our foreign subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency.  These balance sheet items are subject to re-measurement, the impact of which is recorded in other income, net in the consolidated statements of comprehensive income (loss).  We recognized a $0.3 million loss and a $1.4 million loss for the years ended December 31, 2018 and 2017, respectively, and $1.7 million of gains for the year ended December 31, 2016.

Interest Rate Derivatives

From time to time we maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on a portion of our variable rate loans. We recognize derivative instruments which are cash flow hedges as assets or liabilities at fair value, with the related gain or loss reflected within stockholders’ equity as a component of accumulated other comprehensive loss. Such instruments are recorded at fair value at each reporting date on a recurring basis. Changes in fair value as calculated are recorded in other comprehensive income (loss) (see Note 12 — Derivatives and Hedging Activity) only to the extent of effectiveness. Any ineffectiveness on the instruments would be recognized in the consolidated statements of comprehensive income (loss). The differentials to be received or paid under the instruments are recognized in earnings over the life of the contract as adjustments to interest expense. During the years ended December 31, 2018, 2017 and 2016, we recorded no gain or loss due to ineffectiveness.

All of our derivative instruments are transacted under International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events, and it is our policy to net all derivative assets and liabilities on the consolidated balance sheets.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired, and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Deferred contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. For the years ended December 31, 2018, 2017 and 2016, we recorded (benefits) costs of ($1.0 million), $2.2 million and $1.3 million, respectively, in other operating costs (benefit) for these fair value adjustments.  The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on Level 3 observable inputs. Further information regarding our contingent acquisition liability balances can be found in Note 17 — Fair Value.

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

Discontinued Operations

The results of operations for business components meeting the criteria for discontinued operations are presented as such in our consolidated statements of comprehensive income (loss). For periods prior to the designation as discontinued operations, we reclassify the results of operations to discontinued operations.  In addition, the net gain or loss (including any impairment loss) on the disposal is presented as discontinued operations when recognized. The assets and liabilities for business components meeting the criteria for discontinued operations are reclassified and presented as assets held for sale and liabilities relating to assets held for sale in the audited consolidated balance sheet as of December 31, 2017. The change in presentation for discontinued operations does not have any impact on our financial condition or results of operations. We combine the cash flows and assets and liabilities attributable to discontinued operations with the respective cash flows and assets and liabilities from continuing operations.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Topic 606. For updates to our revenue recognition policy see Note 4 – Revenue Recognition.

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

On January 1, 2016, we adopted the FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update includes amendments that change the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, which clarified the guidance in ASU 2015-03 that for a line-of-credit (revolving credit) arrangement the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term.  We adopted this standard as of January 1, 2016; however, since our credit facility is a revolving credit arrangement we will continue to present our current net debt issuance cost balance in other assets.  Our net debt issuance cost as of December 31, 2018 and 2017 was $ 1.5 million and $1.6 million, respectively.

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

3.	DISPOSITIONS AND DISCONTINUED OPERATIONS

On August 24, 2018, we completed the disposition of SaleCo to Ankura for total proceeds of $462.8 million net of working capital adjustments. The operations of SaleCo have been presented in accordance with ASC Topic 205 “Discontinued Operations” for all periods presented. All other operations are considered “continuing operations” and have been presented in three segments. See Note 5 – Segment Information. During the year ended December 31, 2018, the assets and liabilities of SaleCo were reclassified as assets held for sale and liabilities relating to assets held for sale in the consolidated balance sheet as of December 31, 2017.

The gain on sale for the year ended December 31, 2018 was calculated as follows (in thousands):

December 31,
2018
Proceeds from disposition, net of cash	$462,810
Current assets	121,301
Non-current assets	239,335
Current liabilities	(33,809)
Non-current liabilities	(4,573)
Net assets and liabilities related to SaleCo	322,254
Transaction costs	38,371
Foreign currency translation	17,749
Gain on disposition	$84,436

During the fourth quarter of 2018, we finalized the accounting for the disposition of SaleCo and recorded adjustments to the gain on disposition, which mainly related to a leasehold improvement that was transferred, along with the related income tax effects. These adjustments resulted in a reduction of the pre-tax gain on disposition by $2.7 million.

In addition to the purchase agreement for SaleCo, we entered into a Transition Services Agreement pursuant to which we provide Ankura with certain services to enable Ankura to operate SaleCo (the “TSA Services”). The TSA Services include information technology, finance and accounting, human resources and other corporate support services. The TSA Services will be provided at a cost to Ankura for a period of up to 6 months after the closing date for most services, although services may be extended at Ankura’s option through August 31, 2019. Income related to the TSA Services has been recorded in general and administrative expenses.

The amounts attributable to each category of discontinued operations were as follows (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Revenues before reimbursements	$214,936	$302,697	$318,959
Total revenues	$225,340	$318,261	$338,412
Cost of services including reimbursable expenses	$150,917	$226,727	$234,330
General and administrative expenses	$21,050	$27,898	$31,261
Amortization and depreciation expense	$3,986	$8,814	$8,907
Interest expense	$1,488	$1,948	$2,054
Gain on disposition	$84,436	$-	$-
Other income (expense), net	$(58)	$(1,619)	$16
Income from discontinued operations before income tax expense	$132,277	$51,255	$61,876
Income tax expense from discontinued operations	$26,429	$7,660	$22,076
Income from discontinued operations, net of tax	$105,848	$43,595	$39,800

Current year results from operations are for the period through August 24, 2018 (the date of the sale of SaleCo) while the prior year includes results for the full period presented. The effective tax rate for the year ended December 31, 2018 of 20.0% was favorably impacted by a tax election that allowed the Company to utilize a stepped up basis for certain European assets upon the SaleCo transaction’s closing.

During the year ended December 31, 2018, in conjunction with the SaleCo transaction, we recognized $26.4 million of income tax expense.

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

Capital expenditures for the year ended December 31, 2018 totaled $0.4 million. During the year ended December 31, 2017, capital expenditures totaled $9.2 million.

4.	REVENUE RECOGNITION

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Topic 606 and all related amendments (“the new revenue standard”) for all contracts with customers not completed as of the adoption date using the cumulative catch-up transition (modified retrospective) method. Results as of January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. As a result of the adoption, we recorded a net increase to opening retained earnings of $0.2 million, net of tax, with the impact primarily relating to certain contracts that include event-based variable consideration.  Previously, we recognized event-based variable fees when contractual milestones or obligations were met, however, Topic 606 requires us to estimate and recognize the revenue from certain event-based variable fees over the period of performance to the extent that it is probable that a significant reversal will not occur.

Effect of the Adoption of Topic 606

During the year ended December 31, 2018, we recorded $1.2 million in additional revenue related to estimated variable consideration, which would not have been recognized under the prior revenue recognition guidance and have been included in accounts receivable, net and contract assets. Prior year results are presented in accordance with historical accounting. See our 2017 Form 10-K for our historical accounting policy.

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

For our time and material arrangements, the amounts charged correspond directly to the value our clients receive. These arrangements qualify for the right to invoice practical expedient which allows revenue to be recognized based on the number of hours worked by our Client-Service FTE (as defined below) at the contracted bill rates. In some cases, our time and material engagements are subject to a maximum fee amount not to be exceeded, in which case we periodically evaluate the progress of work performed to ensure that the maximum amount billable to the client is not expected to be exceeded. Similarly, our units of production arrangements where the fee is unit/output priced at a per unit value qualifies for the right to invoice practical expedient. As such, revenue for units of production is recognized based on measures such as the number of items processed at agreed-upon rates. When such fees do not qualify for the right to invoice practical expedient or are not attributable to the services delivered in a specific time period, the variable fees are estimated and recognized ratably over the term of the arrangement.

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

We define contract liabilities as advance payments from, or billings to, our customers for services that have not yet been performed or earned and retainers. These liabilities are recorded within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. As of December 31, 2018, and December 31, 2017, our contract liabilities were $28.9 million and $21.6 million, respectively. During the year ended December 31, 2018, $21.0 million was recognized into revenue from the opening balance.

Performance Obligations

For disclosure purposes, we apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with an enforceable duration of one year or less. We also apply the practical expedient to exclude those amounts for contracts in which we apply the right to invoice. The majority of our contracts include termination for convenience clauses which generally require 30 days’ notice with no penalty. The notice period required determines the contract duration resulting in very few agreements which are contractually enforceable beyond one year. As of December 31, 2018, we had approximately $170.9 million of remaining performance obligations of which approximately $82.4 million are expected to be satisfied beyond one year. These obligations mainly relate to our newly formed joint venture, HSS.

5.	SEGMENT INFORMATION

During the year ended December 31, 2018, we completed the sale of SaleCo (See Note 3 — Dispositions and Discontinued Operations). All period operations of SaleCo are classified as discontinued operations. As a result, we have eliminated the former Disputes, Forensics and Legal Technology segment from our segment results reporting and disposed of a portion of our Financial Services Advisory and Compliance segment. The segment information below is presented on a continuing operations basis. See Note 3 — Dispositions and Discontinued Operations for further information. Also, during the year ended December 31, 2018, we moved our life sciences regulatory and compliance related business from the former Disputes, Forensics and Legal Technology reporting segment into the Healthcare reporting segment. The change better aligns this business with our life sciences team as part of the Healthcare segment, as they have comparable client types and address similar business issues and industry dynamics. Prior year results have been adjusted to conform to current year presentation. Our business is assessed, and resources are allocated, based on the following three reportable segments:

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

•

The Energy segment provides full life-cycle solutions that help clients transform their businesses in a rapidly changing energy environment, manage complexity and accelerate operational performance, meet compliance requirements, and transform their organizations and systems. In addition, we provide a broad array of benchmarking, data and market research capabilities.

•

The Financial Services Advisory and Compliance segment provides strategic, operational, risk management, investigative and compliance advisory services to clients primarily in the highly-regulated financial services industry, including major financial and insurance institutions. This segment also provides anti-corruption solutions and anti-money laundering consulting, litigation support and tax compliance services to clients in a broad variety of industries.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Revenues before reimbursements:
Healthcare	$389,111	$386,107	$366,472
Energy	139,523	124,492	115,940
Financial Services Advisory and Compliance	144,060	126,343	137,375
Total revenues before reimbursements	$672,694	$636,942	$619,787

Total revenues:
Healthcare	$421,352	$422,515	$404,346
Energy	164,764	146,425	133,612
Financial Services Advisory and Compliance	157,498	145,126	158,110
Total revenues	$743,614	$714,066	$696,068

Segment operating profit:
Healthcare	$104,928	$116,369	$118,468
Energy	44,321	33,783	32,637
Financial Services Advisory and Compliance	49,458	50,219	60,050
Total segment operating profit	198,707	200,371	211,155

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	138,571	139,024	137,693
Depreciation expense	20,040	20,398	19,631
Amortization expense	6,461	8,574	10,711
Other operating costs, net	3,128	2,600	1,872
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	5,585	6,852	8,426
Operating income	24,922	22,923	32,822
Interest and other expense, net	839	3,597	1,287
Income from continuing operations before income tax expense	$24,083	$19,326	$31,535

Total assets allocated by segment include accounts receivable, net, certain retention-related prepaid assets, intangible assets and goodwill. The remaining assets are unallocated.  As of December 31, 2017, unallocated assets included assets held for sale of $361.0 million, related to assets previously allocated to SaleCo (see Note 3 – Dispositions and Discontinued Operations). Allocated assets by segment were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Healthcare	$405,283	$419,559
Energy	130,052	115,478
Financial Services Advisory and Compliance	85,250	85,524
Unallocated assets	296,962	459,703
Total assets	$917,547	$1,080,264

Geographic data

Total revenues and assets by geographic region were as follows (shown in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Total revenue:
United States	$680,668	$666,356	$672,644
International	62,946	47,710	23,424
Total	$743,614	$714,066	$696,068

	December 31,	December 31,
Total assets:	2018	2017
United States	$858,991	$966,547
International	58,556	113,717
Total	$917,547	$1,080,264

6.	GOODWILL AND INTANGIBLE ASSETS, NET

As part of our divestiture of SaleCo, the entire former Disputes, Forensics and Legal Technology segment was sold. The disposed book value of goodwill was $212.3 million, which includes $5.7 million related to the transaction advisory services practice, formerly in the Financial Services Advisory and Compliance segment that we also sold (see Note 3 – Dispositions and Discontinued Operations). In addition, in the first quarter of 2018, we moved our life sciences regulatory and compliance related business from the former Disputes, Forensics and Legal Technology segment into our Healthcare segment. Changes made to our goodwill balances during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2017	$278,130	$80,109	$54,462	$412,701
Transfer from the former Disputes, Forensics and Legal Technology segment	15,934	-	-	15,934
Dispositions	-	-	(5,676)	(5,676)
Goodwill at December 31, 2017 adjusted	$294,064	$80,109	$48,786	$422,959
Adjustments	365	200	(24)	541
Foreign currency translation	(146)	(275)	(722)	(1,143)
Net goodwill at December 31, 2018	$294,283	$80,034	$48,040	$422,357

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2016	$272,032	$77,924	$53,784	$403,740
Transfer from the former Disputes, Forensics and Legal Technology segment	15,934	-	-	15,934
Dispositions	-	-	(5,676)	(5,676)
Goodwill at December 31, 2016 adjusted	$287,966	$77,924	$48,108	$413,998
Acquisitions	5,837	-	-	5,837
Adjustments	9	1,231	(35)	1,205
Foreign currency translation	252	954	713	1,919
Net goodwill at December 31, 2017	$294,064	$80,109	$48,786	$422,959

During the year ended December 31, 2017, we recorded an adjustment to goodwill of $1.2 million related to the Ecofys acquisition in connection with working capital adjustments made during the period.

We performed our annual goodwill impairment test as of May 31, 2018 (see Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements for further information on goodwill testing procedures). The key assumptions included: internal projections completed during our first quarter 2018 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth consistent with our longer-term historical performance, also considering our near-term investment plans and growth objectives; discount rates based on comparable discount rates for our peer group; revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples comparable to multiples for our peer group; Navigant-specific risk considerations; control premium; and cost of capital based on our historical experience.

Based on our assumptions, at that time, the estimated fair value exceeded the net asset carrying value for each of our reporting units as of May 31, 2018.  Accordingly, there was no indication of impairment of our goodwill for any of our reporting units. As of May 31, 2018, the estimated fair value of our Healthcare, Energy and Financial Services Advisory and Compliance reporting units exceeded the fair value of invested capital by 23%, 32% and 72%, respectively.

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test. During the year ended December 31, 2018, we reviewed the book value of goodwill and related assets and liabilities held for sale against the fair value based upon the expected sale price and determined that no impairment was indicated. Based on the actual sale price received at closing, as further described in Note 3 – Dispositions and Discontinued Operations, we made no changes to that conclusion. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test as of May 31, 2019.

As part of the disposition of SaleCo, we sold $0.3 million of intangible assets; which is net of $3.2 million of accumulated amortization. Intangible assets consisted of (in thousands):

	December 31,	December 31,
	2018	2017
Intangible assets:
Customer lists and relationships	$105,368	$106,035
Non-compete agreements	22,923	22,866
Other	28,304	28,825
Intangible assets, at cost	156,595	157,726
Less: accumulated amortization	(142,429)	(137,554)
Intangible assets, net	$14,166	$20,172

Our intangible assets have estimated remaining useful lives ranging up to six years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At December 31, 2018, our intangible assets categories were as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.0	$12,541
Non-compete agreements, net	2.4	1,148
Other intangible assets, net	3.5	477
Total intangible assets, net	3.8	$14,166

Total amortization expense was $6.5 million, $8.6 million and $10.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The estimated annual aggregate amortization expense to be recorded in the next five years related to intangible assets at December 31, 2018 is as follows (in thousands):

Year Ending December 31,	Amount
2019	4,511
2020	3,523
2021	3,696
2022	679
2023 and thereafter	1,757

7.	NET INCOME PER SHARE (EPS)

The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) were as follows:

	For the year ended December 31,
	2018	2017	2016
Basic shares	44,328	46,593	47,343
Employee stock options	162	151	129
Restricted stock units	1,197	1,424	1,262
Contingently issuable shares	40	58	79
Diluted shares	45,727	48,226	48,813
Antidilutive shares (1)	24	184	136

(1)

Stock options with exercise prices greater than the average market price of our common stock during the respective time periods were excluded from the computation of diluted shares because the impact of including the shares subject to these stock options in the diluted share calculation would have been antidilutive.

8.	STOCKHOLDERS’ EQUITY

For the year ended December 31, 2018

During the year ended December 31, 2018, we paid cash dividends of $4.3 million.

During the year ended December 31, 2018, we commenced operation of HSS. We have a 60% financial and controlling interest in HSS and as such we fully consolidate its operations. As a result, we recorded an initial cash investment from our partner of $3.6 million and net income attributable to our partner of $0.4 million.

During the year ended December 31, 2018, we realized $16.7 million in foreign currency translation loss related our European based entity which was included in the disposition of SaleCo (See Note 3 – Dispositions and Discontinued Operations).

During the year ended December 31, 2018, we repurchased 4,952,505 shares of our common stock at a weighted average price of $22.73.

During the year ended December 31, 2018, we retired 9,500,000 shares of treasury stock. As a result, within the stockholders’ equity accounts on our consolidated balance sheets, treasury stock was reduced by $175.9 million for the value of the shares calculated using the weighted average treasury stock inventory price, common stock was reduced $9.5 thousand for the aggregate par value of the shares retired, and $175.9 million was recorded as a reduction to retained earnings.

During the year ended December 31, 2018, we adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). As a result of this adoption, we recorded a cumulative-effect adjustment to retained earnings as of the date of adoption was $0.2 million. See Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements for more information.

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

9.	SHARE-BASED COMPENSATION EXPENSE

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

As of December 31, 2018, 2,971,497 shares remained available for future issuance of all types of awards under the 2017 Plan.

We record share-based compensation expense for restricted stock units and awards, stock options and the discount given on employee stock purchase plan transactions. Our long-term incentive program for our senior-level employees currently provides for either an award of restricted stock units or deferred cash. Stock options issued under the 2017 Plan expire six years after the grant date.  The aggregate value of the awards granted to eligible recipients is determined based on our financial performance for the prior fiscal year, and the awards vest three years following the date of grant.  During the year ended December 31, 2018, we recorded $1.5 million in other compensation expense related to this program. These awards are expected to have an approximate fair value of $6.0 million on the grant date in 2019.

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Amortization of restricted stock awards and restricted stock unit awards	$7,671	$9,877	$9,601
Amortization of stock option awards	106	684	864
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	294	293	246
Share-based compensation expense from continuing operations	8,071	10,854	10,711
Share-based compensation (benefit) expense from discontinued operations	(1,489)	2,183	2,360
Total share-based compensation expense	$6,582	$13,037	$13,071

Total share-based compensation expense consisted of the following (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Cost of services before reimbursable expenses	$2,856	$5,122	$5,434
General and administrative expenses	5,215	5,732	5,277
Share-based compensation expense from continuing operations	8,071	10,854	10,711
Share-based compensation (benefit) expense from discontinued operations	(1,489)	2,183	2,360
Total share-based compensation expense	$6,582	$13,037	$13,071

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. Share-based compensation expense from discontinued operations is a benefit for the year ended December 31, 2018 primarily due to reversals of share-based compensation expense recorded in prior years for SaleCo employees holding awards forfeited upon sale.

Income tax benefit recorded in the accompanying consolidated statements of comprehensive income (loss) related to share-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $1.9 million, $4.7 million and $4.9 million, respectively.

At December 31, 2018, we had $7.4 million of total compensation costs related to unvested share-based awards, primarily restricted stock units, that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

Restricted Stock Units Outstanding

The measurement price of our restricted stock units is the market price of our common stock at the date of grant of the awards.  The following table summarizes information regarding restricted stock units outstanding as of December 31, 2018:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Measurement Date Price
$10.00 — $14.99	47	$14.02
$15.00 — $19.99	591	15.84
$20.00 and above	797	22.09
Total restricted stock units outstanding	1,435	$19.25

The following table summarizes restricted stock unit activity for the year ended December 31, 2018:

	Number of Shares (000s)	Weighted Average Measurement Date Price
Restricted stock units outstanding at beginning of the period	2,304	$17.39
Granted	482	21.47
Vested	(856)	20.57
Forfeited	(495)	19.10
Restricted stock units outstanding at end of period	1,435	$19.25

During the year ended December 31, 2018, we granted 481,647 restricted stock units. At the time of grant, the awards had a fair value of $10.3 million. Of the restricted stock granted, 79,433 were restricted stock awards and vested immediately upon grant. Of the restricted stock units granted, 132,195 restricted stock units vest based upon the achievement of certain performance criteria or market conditions. Of these restricted stock units granted, 26,598 were granted to employees of our discontinued operations.  Of the restricted stock units vested, 97,290 were performance-based or based on market conditions.  The restricted stock unit forfeitures were primarily related to awards held by employees who were transferred with the SaleCo transaction.

The 79,433 restricted stock awards were approved by the compensation committee of the board of directors and were granted to our executive officers in order to reward them for their contributions and performance related to the SaleCo transaction. The related expenses are included in income from discontinued operations, net of tax.

Stock Options Outstanding

At December 31, 2018, the intrinsic value of the stock options outstanding and stock options exercisable was $4.1 million and $3.5 million, respectively, based on a market price of $24.05 per share for our common stock at December 31, 2018.

The following table summarizes stock option activity for the year ended December 31, 2018:

	Number of Shares (000's)	Weighted Average Exercise Price
Options outstanding beginning of the period	614	$14.56
Exercised	(162)	13.36
Options outstanding at end of the period	452	$14.99

Options exercisable at begining of the period	439	$14.50
Options exercisable at end of the period	388	$14.96

The following table summarizes information regarding stock options outstanding at December 31, 2018:

Range of Exercise Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (years)
$10.00 — $14.99	182	$13.28	1.4
$15.00 — $19.99	270	16.14	2.6
Total	452	$14.99	2.1

The following table summarizes information regarding stock options exercisable at December 31, 2018:

Range of Measurement Date Prices	Outstanding Shares (000s)	Weighted Average Exercise Price	Remaining Exercise Period (years)
$10.00 — $14.99	182	$13.28	1.4
$15.00 — $19.99	206	16.43	2.5
Total	388	$14.96	2.0

Stock Option Grants

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model. No option grants were issued during the years ended December 31, 2018 or 2017. The weighted average fair value of options granted, and the assumptions used in the Black-Scholes-Merton option-pricing model were as follows:

2016
Fair value of options granted	$4.85
Expected volatility	33%
Risk free interest rate	1.6%
Forfeiture rate	0%
Dividend yield	0%
Contractual or expected lives (years)	5.0

We estimated a zero-forfeiture rate for these stock option grants as the awards have short vesting terms and have a low probability of forfeiture based on the recipients of the stock options.

During the years ended December 31, 2018, 2017, and 2016, we received $0.5 million, $0.6 million, and $1.3 million, respectively, of cash from employee stock option exercises. Additionally, during the years ended December 31, 2018, 2017, and 2016, we generated tax benefits of $0.3 million, $0.3 million, and $0.2 million, respectively, related to employee stock option exercises.

Employee Stock Purchase Plan

On May 3, 2006, our shareholders approved an employee stock purchase plan that became effective on January 1, 2007. The employee stock purchase plan permits employees to purchase shares of our common stock each quarter at 90 percent of the market value. The market value of shares purchased for this purpose is determined to be the closing market price on the last day of each calendar quarter. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees is recorded as compensation expense. During the years ended December 31, 2018, 2017 and 2016, we recorded $0.3 million, $0.4 million, and $0.3 million, respectively, of compensation expense related to the discount given on employee stock purchases through our employee stock purchase plan for continuing and discontinued operations.  During the years ended December 31, 2018, 2017 and 2016, we issued 159,622, 183,029, and 178,857 shares, respectively, of our common stock pursuant to this plan.

The maximum number of shares of our common stock remaining at December 31, 2018 that can be issued under the employee stock purchase plan was 2,446,361 shares.  The employee stock purchase plan will expire on the date that all of the shares available under it are purchased by or issued to employees.

During the years ended December 31, 2018, 2017, and 2016, we received $3.1 million, $3.3 million, and $3.0 million, respectively, of cash from employee stock purchases, from employees of both continuing and discontinued operations.

10.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net and Contract Assets

The components of accounts receivable, net and contract assets were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Billed amounts	$116,190	$112,356
Engagements in process	74,633	64,835
Allowance for uncollectible billed amounts	(7,815)	(6,288)
Allowance for uncollectible engagements in process	(3,085)	(5,065)
Accounts receivable, net and contract assets	$179,923	$165,838

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Prepaid recruiting and retention incentives - current	$4,552	$4,437
Other prepaid expenses and other current assets	17,960	16,569
Prepaid expenses and other current assets	$22,512	$21,006

Other Assets

The components of other assets were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Prepaid recruiting and retention incentives - non-current	$2,654	$3,164
Prepaid expenses and other non-current assets	5,990	6,214
Other assets	$8,644	$9,378

During the years ended December 31, 2018, 2017 and 2016, we granted $6.4 million, $3.9 million and $7.2 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Furniture, fixtures and equipment	$55,619	$56,298
Software	86,225	86,611
Leasehold improvements	47,097	46,118
Property and equipment, at cost	188,941	189,027
Less: accumulated depreciation and amortization	(125,916)	(117,595)
Property and equipment, net	$63,025	$71,432

During the year ended December 31, 2018, we invested $15.5 million in property and equipment, including $5.4 million in leasehold improvements, $9.2 million in our technology infrastructure and software, and $0.9 million in furniture and other equipment.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Deferred acquisition liabilities - current	$969	$3,897
Contract liabilities	28,909	21,621
Deferred rent - current	2,656	2,466
Other current liabilities	1,510	2,566
Total other current liabilities	$34,044	$30,550

Contract liabilities represents advance billings to our clients for services that have not yet been performed and earned. Further information regarding the amount of revenue recognized of the beginning contract liabilities balance in the year ended December 31, 2018 can be found in Note 4 - Revenue Recognition. As a result of our adoption of Topic 606, as of January 1, 2018 we renamed Deferred revenue to Contract liabilities.

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Deferred acquisition liabilities - non-current	$710	$1,972
Deferred rent - non-current	21,648	23,499
Other non-current liabilities	2,919	1,131
Total other non-current liabilities	$25,277	$26,602

Deferred acquisition liabilities, current and non-current, at December 31, 2018 consisted of cash obligations related to contingent and definitive purchase price considerations recorded at fair value and net present value, respectively. During the year ended December 31, 2018, $3.4 million was paid for settlement of the related deferred acquisition liabilities.  See Note 17 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

The current and non-current portions of deferred rent relate to tenant allowances and incentives on lease arrangements for our office facilities that expire at various dates through 2030.

At December 31, 2018, other non-current liabilities included $1.5 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client-service employees and leaders, we grant restricted stock units which typically vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss was as follows (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Unrealized loss on foreign exchange:
Balance at beginning of period	$(19,308)	$(25,166)	$(16,446)
Unrealized (loss) gain on foreign exchange	(3,898)	5,858
Realized loss (gain) on foreign exchange	16,677	-	(8,720)
Balance at end of period	$(6,529)	$(19,308)	$(25,166)

Unrealized gain (loss) on derivatives:
Balance at beginning of period	$130	$(40)	$(114)
Unrealized gain (loss) on derivatives in period, net of reclassification	548	100	(72)
Realized gain on termination of derivatives	(452)	-	-
Reclassified to interest expense	(79)	116	244
Income tax expense	(147)	(46)	(98)
Balance at end of period	$-	$130	$(40)

	2018	2017	2016
Accumulated other comprehensive loss at December 31,	$(6,529)	$(19,178)	$(25,206)

During the year ended December 31, 2018, we realized $16.7 million in foreign currency translation loss related our European based entity which was included in the disposition of SaleCo (See Note 3 –Dispositions and Discontinued Operations).

12.	DERIVATIVES AND HEDGING ACTIVITY

During the year ended December 31, 2018, all of the Company’s outstanding interest rate derivatives were settled before their original expiration dates, as the related underlying debt outstanding was repaid from the proceeds of the SaleCo transaction. As a result, a gain of $0.4 million was recognized on termination of these interest rate swaps, including other costs related to the termination.

Historically, the Company’s interest rate derivatives were expected to be highly effective against changes in cash flows related to changes in interest rates and thus they were recorded the derivatives as a cash flow hedge. As a result, gains or losses related to fluctuations in the fair value of the interest rate derivatives have been recorded as a component of accumulated other comprehensive loss and reclassified into interest expense as the variable interest expense on our bank debt was recorded. There was no ineffectiveness related to the interest rate derivatives during the year ended December 31, 2018 through the date of their settlement.  For the years ended December 31, 2018, 2017 and 2016, we recorded ($0.1) million, $0.1 million, and $0.2 million, respectively, in interest expense associated with differentials received or paid under the interest rate derivatives.

13.BANK DEBT

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

At December 31, 2018, we had no aggregate borrowings outstanding, compared to $132.9 million at December 31, 2017.  Based on our financial covenants at December 31, 2018, approximately $346.5 million in additional borrowings were available to us under the credit facility.  At December 31, 2018, we had $3.5 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above.  The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At December 31, 2018, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively.  Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%.  Our average borrowing rate (including the impact of our interest rate derivatives; see Note 12 — Derivatives and Hedging Activity) was 3.4% and 2.6% for the years ended December 31, 2018 and 2017, respectively.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At December 31, 2018, under the definitions in the credit agreement, our consolidated leverage ratio was 0.0 and our consolidated interest coverage ratio was 50.9. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at December 31, 2018; however, there can be no assurances that we will remain in compliance in the future.

14.	OTHER OPERATING COSTS (BENEFIT)

Other operating costs (benefit) for the years ended December 31, 2018, 2017, and 2016 consisted of the following (shown in thousands):

	2018	2017	2016
Office consolidation, net:
Adjustments to office closure obligations, discounted and net of expected sublease income	$371	$141	$(738)
Rent expense during office consolidation	-	-	1,247
Accelerated depreciation	-	101	33
Office consolidation, net	371	242	542
Contingent acquisition liability adjustments, net	(984)	2,213	1,330
Gain on termination of swaps and other financing costs	(418)	-	-
Deferred debt issuance costs write off	-	145	-
Intangible and other assets impairment	1,618	-	-
Other costs	2,541	-	-
Other operating costs	$3,128	$2,600	$1,872

Contingent Acquisition Liability Adjustment, Net

Contingent acquisition liabilities are initially estimated based on expected performance at the acquisition date and subsequently reviewed each quarter (see Note 17 – Fair Value).  During the years ended December 31, 2018, 2017 and 2016 we recorded fair value adjustments to the carrying value of acquisition-related liabilities of $(1.0) million, $2.2 million and $1.3 million, respectively.

Other Costs

During the year ended December 31, 2018, we recorded an impairment of software of $1.6 million, which is recorded in Intangible and other assets impairment, and incurred costs of $2.6 million related to the consideration of the SaleCo transaction, prior to the execution of the sale agreement, as well as certain costs associated with additional disclosure obligations in connection with a shareholder activism matter, which are recorded in Other costs.

15.	LEASE COMMITMENTS

We lease office facilities under operating lease arrangements that expire at various dates through 2030.  We lease office facilities under operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the leases and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property.

Future minimum annual lease payments for the years subsequent to December 31, 2018 and in the aggregate are as follows (shown in thousands):

Year ending December 31,	Amount
2019	$27,496
2020	25,583
2021	20,742
2022	14,747
2023	12,873
Thereafter	35,077
$136,518

Rent expense for operating leases was $25.3 million, $22.7 million and $19.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

16.	INCOME TAXES

The sources of income before income taxes are as follows (shown in thousands):

	For the year ended
	December 31,
	2018	2017	2016

United States	$25,106	$21,386	$33,926
Foreign	(1,023)	(2,060)	(2,391)
Total income from continuing operations before income tax expense	$24,083	$19,326	$31,535

Income tax expense (benefit) consists of the following (shown in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Federal:
Current	$8,959	$(1,565)	$17,324
Deferred	(2,052)	(11,805)	(5,555)
Total	6,907	(13,370)	11,769
State:
Current	1,624	(26)	3,945
Deferred	(989)	1,247	(1,402)
Total	635	1,221	2,543
Foreign:
Current	1,141	113	(270)
Deferred	217	5	(805)
Total	1,358	118	(1,075)
Total federal, state and foreign income tax expense (benefit) from continuing operations	$8,900	$(12,031)	$13,237

Income tax expense (benefit) differs from the amounts estimated by applying the statutory income tax rates to income before income taxes as follows:

	For the year ended
	December 31,
	2018	2017	2016
Federal tax expense at the statutory rate	21.0%	35.0%	35.0%
State tax expense at the statutory rate, net of federal tax benefits	6.6	5.5	5.6
Foreign taxes	3.2	4.6	1.8
Effect of accounting for stock compensation	(5.5)	(8.6)	-
Effect of enacted tax rate changes	(2.6)	(95.6)	-
Effect of accounting method changes	7.6	-	-
Effect of FDII	(2.8)	-	-
Effect of 162M limitation	4.3	-	-
Effect of GILTI	1.6	-	-
Effect of valuation allowances	1.0	1.5	(2.3)
Effect of permanent timing differences	1.1	1.6	1.0
Effect of other transactions, net	1.5	(6.3)	0.9
	37.0%	(62.3)%	42.0%

Deferred income taxes result from temporary differences between years in the recognition of certain expense items for income tax and financial reporting purposes. The source and income tax effects of these differences (shown in thousands) are as follows:

	For the year ended
	December 31,
	2018	2017
Deferred tax assets (liabilities) attributable to:
Allowance for uncollectible receivables	$2,125	$1,817
Deferred revenue	2,252	2,357
Accrued compensation	5,028	1,884
Accrued office consolidation costs	220	224
Share-based compensation	6,069	6,578
Unsecured employee loans	789	805
Deferred rent	4,193	3,254
Foreign net operating losses	1,919	1,723
Other	1,402	853
Deferred tax assets before foreign valuation allowance	23,997	19,495
Foreign valuation allowance	(1,879)	(1,729)
Deferred tax assets	22,118	17,766

Goodwill & intangible assets	(46,474)	(43,875)
Depreciation and amortization	(7,522)	(8,547)
Prepaid expenses	(2,023)	(1,942)
Deferred tax liabilities	(56,019)	(54,364)
Net deferred tax liabilities	$(33,901)	$(36,598)

When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate. Management has determined that it is more likely than not, due to the uncertainty surrounding certain of our international business operations, that sufficient future taxable income will not be available to realize certain deferred tax assets; therefore, management recognized a full valuation allowance for those deferred tax assets in the financial statements.

On January 1, 2017, we adopted FASB ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As required by the standard, excess tax benefits and deficiencies recognized in share-based compensation expense are recorded in the consolidated statement of comprehensive income as a component of income tax expense. Previously, these amounts were recorded as a component of additional paid-in capital on the consolidated balance sheet. During the years ended December 31, 2018 and 2017, excess tax benefits of $1.6 million and $1.7 million, respectively, related to exercised and vested share-based compensation awards reduced income tax expense in the consolidated statement of comprehensive income. See Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements for further information.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2018	$1,662
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	3,522
Reductions for tax positions of prior years	-
Settlements	(3,389)
Balance at December 31, 2018	$1,795

Of the $1.8 million of our accrual for uncertain tax positions at December 31, 2018, $0.5 million would impact our effective income tax rate if recognized. We believe that only a specific resolution of the matters with the taxing authorities or the expiration of the applicable statute of limitations would provide sufficient evidence for management to conclude that the deductibility is more likely than not sustainable.

We recognize interest and penalties accrued related to uncertain tax positions as income tax expense. The total amount of interest and penalties accrued as of December 31, 2018 and December 31, 2017 was $0.4 million and $0.3 million, respectively.

During the year ending December 31, 2018, we reached an IRS audit settlement for year 2014 that increased income tax expense by $1.8 million.  The adjustments from the 2014 IRS audit provided for a change in accounting method with respect to the deductibility of certain compensation expenses. The audit settlement related to the timing of the deductions for specific performance-based bonuses. The largest impact of the adjustment relates to the 2014 tax year, as the timing differences reverse in the following years.

We are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and material state income tax matters for years through 2014. Our Indian subsidiary which we acquired from RevenueMed, Inc. is currently under either audit or tax appeals with its local taxing authority for all statutory tax years 2009 through 2014.

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

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under Tax Reform, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $29.8 million tax benefit in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2017. Of this benefit, $18.6 million was recognized in continuing operations.

As part of the 2017 tax reform legislation (the Tax Act), Congress added section 250 to the Internal Revenue Code, which effectively creates a new preferential tax rate for income derived by domestic corporations from serving foreign markets. A corporation pays an effective rate of 13.125% (rather than 21%) on its above-routine income arising from foreign markets. This new deduction is described as a deduction for foreign-derived intangible income, or FDII. The FDII deduction is available to domestic corporations that are taxed as C corporations.

While Tax Reform provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2018. For the year ended December 31, 2018, included in the amount recorded is $0.4 million and $9.6 million for the income tax effects of the GILTI provisions for continuing and discontinued operations, respectively.

The BEAT provisions in Tax Reform eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. The Company has not made a material amount of base-erosion payments and has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2018.

The Company included an estimated $10.7 million of undistributed earnings in income subject to U.S. tax at reduced tax rates for the year ended December 31, 2018. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100% dividends received deduction provided for in Tax Reform, and earnings that would not result in any significant foreign taxes. As a result, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.

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

The significant unobservable inputs used in the fair value measurements of our deferred contingent acquisition liabilities are our measures of the future profitability and related cash flows and discount rates. The fair value of the deferred contingent acquisition liabilities is reassessed on a quarterly basis based on assumptions provided to us by segment and business area leaders together with our corporate development and finance departments. Any change in the fair value estimate is recorded in the earnings of that period.  During the year ended December 31, 2018, we recorded a benefit of $1.0 million and during the years ended December 31, 2017 and 2016, we recorded costs of $2.2 million and $1.3 million, respectively, in other operating costs (benefit) for a net change in the liability, reflecting changes in the fair value estimate of the deferred contingent acquisition liability.  The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the year ended
	December 31,
	2018	2017
Beginning Balance	$3,870	$1,723
Accretion of acquisition-related contingent consideration	180	264
Remeasurement of acquisition-related contingent consideration	(984)	2,213
Payments	(2,356)	(330)
Ending Balance	$710	$3,870

At December 31, 2018, we had no outstanding indebtedness. We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, net and contract assets and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2018 based upon the short-term nature of the assets and liabilities. As of December 31, 2018, we had minimal financial assets and liabilities measured at fair value on a recurring basis.

18.	EMPLOYEE BENEFIT PLANS

We sponsor 401(k) savings plans for eligible U.S. employees and currently match a certain percentage of participant contributions pursuant to the terms of the plans, which contributions are limited to a percent of the participant’s eligible compensation, up to the annual limit specified by the Internal Revenue Service. We, as sponsor of the plans, use independent third parties to provide administrative services to the plans. We have the right to terminate the plans at any time. Our matching contributions were $9.2 million, $9.5 million, and $9.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Of the matching contributions for the year ended December 31, 2018, $1.9 million was recorded in income from discontinued operations, net of tax.

We sponsor other retirement plans for certain of our foreign subsidiaries’ employees. During the years ended December 31, 2018, 2017 and 2016, we recorded expense of $3.2 million, $2.7 million and $2.7 million, respectively, related to such plans. Of the expense for the year ended December 31, 2018, $1.3 million was recorded in income from discontinued operations, net of tax.

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

SCHEDULE II

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2018, 2017 and 2016

		Additions
	Balance at		Charged to		Balance
	Beginning	Charged to	Other		at End
Description	of Year	Expenses	Accounts (1)	Deductions (2)	of Year
	(In thousands)
Year ended December 31, 2018
Allowance for doubtful accounts and uncollectable engagements in process	$11,353	$3,744	$(2,300)	$(1,896)	$10,900
Year ended December 31, 2017
Allowance for doubtful accounts and uncollectable engagements in process	$7,453	$3,743	$1,484	$(1,328)	$11,353
Year ended December 31, 2016
Allowance for doubtful accounts and uncollectable engagements in process	$5,822	$1,377	$1,324	$(1,070)	$7,453

(1)	Represents estimated provision for uncollectible engagements in process recorded as a reduction to revenues.
(2)	Represents write-offs.

See accompanying report of independent registered public accounting firm.

S-1