Form 10-Q
period 2019-03-31
NAVIGANT CONSULTING INC
filed 2019-04-26
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 18, 2019, 39,346,610 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “should,” “could,” “intend,” “estimate,” “expect,” “likely,” “continue,” “plan,” “projects,” “positioned,” “outlook” and similar expressions. These statements are based upon management’s current expectations and speak only as of the date of this report. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements including, without limitation: the risk of unanticipated costs, liabilities or an adverse impact on the Company’s business operations arising from the Company’s provision of post-divestiture transition services and support in connection with the sale of the Company’s Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within the Company’s Financial Services Advisory and Compliance segment;  the execution of the Company’s long-term growth objectives and margin improvement initiatives; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions and divestitures and complete such acquisitions and divestitures in the time anticipated; pace, timing and integration of acquisitions; operational risks associated with new or expanded service areas, including business process management services; impairments; changes in accounting standards or tax rates, laws or regulations; management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; conflicts of interest; potential loss of clients or large engagements and the Company’s ability to attract new business; brand equity; competition; accurate pricing of engagements, particularly fixed fee and multi-year engagements; clients’ financial condition and their ability to make payments to the Company; risks inherent with litigation; higher risk client assignments; government contracting; professional liability; information security; the adequacy of our business, financial and information systems and technology; maintenance of effective internal controls; potential legislative and regulatory changes; continued and sufficient access to capital; compliance with covenants in our credit agreement; interest rate risk; and market and general economic and political conditions. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in the Company’s filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website or at investors.navigant.com. The Company cannot guarantee any future results, levels of activity, performance or achievement and undertakes no obligation to update any of its forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$107,217	$206,920
Accounts receivable, net and contract assets	186,523	179,923
Prepaid expenses and other current assets	26,835	22,512
Total current assets	320,575	409,355
Non-current assets:
Property and equipment, net	61,374	63,025
Operating lease right-of-use assets	83,959	-
Intangible assets, net	15,470	14,166
Goodwill	425,069	422,357
Other assets	8,703	8,644
Total assets	$915,150	$917,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,869	$13,302
Accrued liabilities	16,075	15,558
Accrued compensation-related costs	40,784	69,555
Income tax payable	10,519	13,357
Operating lease liabilities	22,368	-
Other current liabilities	22,761	34,044
Total current liabilities	125,376	145,816
Non-current liabilities:
Deferred income tax liabilities	38,492	33,901
Operating lease liabilities	85,297	-
Other non-current liabilities	4,321	25,277
Total non-current liabilities	128,110	59,178
Total liabilities	253,486	204,994
Stockholders' equity:
Common stock	49	49
Additional paid-in capital	666,794	664,473
Treasury stock	(214,465)	(160,972)
Retained earnings	213,830	211,543
Accumulated other comprehensive loss	(6,971)	(6,529)
Total Navigant Consulting, Inc. stockholders' equity	659,237	708,564
Non-controlling interest	2,427	3,989
Total stockholders' equity	661,664	712,553
Total liabilities and stockholders' equity	$915,150	$917,547

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data (1))

	For the three months ended
	March 31,
	2019	2018
Revenues before reimbursements	$186,129	$161,445
Reimbursements	16,733	16,623
Total revenues	202,862	178,068
Cost of services before reimbursable expenses	135,356	116,936
Reimbursable expenses	16,733	16,623
Total cost of services	152,089	133,559
General and administrative expenses	35,167	37,079
Depreciation expense	4,586	4,997
Amortization expense	1,372	1,752
Other operating costs	32	983
Operating income (loss)	9,616	(302)
Interest expense	318	828
Interest income	(689)	(119)
Other expense, net	132	361
Income (loss) from continuing operations before income tax expense	9,855	(1,372)
Income tax expense	3,047	225
Net income (loss) from continuing operations	6,808	(1,597)
(Loss) income from discontinued operations, net of tax	(489)	13,450
Net income	6,319	11,853
Less: Income attributable to non-controlling interest, net of tax	(2,038)	-
Net income attributable to Navigant Consulting, Inc.	$4,281	$11,853
Basic net income per share
Net income (loss) from continuing operations attributable to Navigant Consulting, Inc.	$0.12	$(0.04)
(Loss) income from discontinued operations, net of tax	(0.01)	0.30
Net income attributable to Navigant Consulting, Inc. (1)	$0.11	$0.26
Shares used in computing basic per share data	40,218	45,120

Diluted net income per share
Net income (loss) from continuing operations attributable to Navigant Consulting, Inc.	$0.12	$(0.04)
(Loss) income from discontinued operations, net of tax	(0.01)	0.30
Net income attributable to Navigant Consulting, Inc. (1)	$0.10	$0.26
Shares used in computing diluted per share data	41,408	45,120

Net income	$6,319	$11,853
Other comprehensive (loss) income, net of tax:
Unrealized net (loss) gain, foreign currency translation	(442)	1,369
Unrealized net gain on interest rate derivatives	-	250
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	-	7
Other comprehensive (loss) income, net of tax	(442)	1,626
Total comprehensive income, net of tax	5,877	13,479
Income attributable to non-controlling interest, net of tax	(2,038)	-
Total comprehensive income attributable to Navigant Consulting, Inc., net of tax	$3,839	$13,479
(1) Earnings per share may not foot due to rounding.

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Navigant Consulting, Inc. Shareholders
	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comp- rehensive Loss	Retained Earnings	Non-Controlling Interest	Total Stock-holders' Equity
Balance at December 31, 2018	49,387	(8,114)	$49	$664,473	$(160,972)	$(6,529)	$211,543	$3,989	$712,553
Distributions to non-controlling interests								(3,600)	(3,600)
Comprehensive (loss) income	-	-	-	-	-	(442)	4,281	2,038	5,877
Dividends paid ($0.05 per share)							(1,994)	-	(1,994)
Issuances of common stock	69	-	-	856	-	-	-	-	856
Vesting of restricted stock units, net of forfeitures and tax withholdings	90	-	-	(1,304)	-	-	-	-	(1,304)
Share-based compensation expense	-	-	-	2,769	-	-	-	-	2,769
Repurchases of common stock	-	(2,317)	-	-	(53,493)	-	-	-	(53,493)
Balance at March 31, 2019	49,546	(10,431)	$49	$666,794	$(214,465)	$(6,971)	$213,830	$2,427	$661,664

	Navigant Consulting, Inc. Shareholders
	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comp- rehensive Loss	Retained Earnings	Total Stock-holders' Equity
Balance at December 31, 2017	58,047	(12,661)	$58	$659,825	$(224,366)	$(19,178)	$270,995	$687,334
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 2)	-	-	-	-	-	-	151	151
Comprehensive income	-	-	-	-	-	1,626	11,853	13,479
Issuances of common stock	89	-	-	1,238	-	-	-	1,238
Vesting of restricted stock units, net of forfeitures and tax withholdings	94	-	-	(1,516)	-	-	-	(1,516)
Share-based compensation expense	-	-	-	3,377	-	-	-	3,377
Repurchases of common stock	-	(569)	-	-	(11,357)	-	-	(11,357)
Balance at March 31, 2018	58,230	(13,230)	$58	$662,924	$(235,723)	$(17,552)	$282,999	$692,706

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$6,319	$11,853
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	4,586	6,845
Amortization expense	1,372	1,856
Share-based compensation expense	2,769	3,377
Deferred income taxes	5,086	968
Allowance for doubtful accounts receivable	448	3,130
Loss from disposition of discontinued operations	672	-
Other, net	185	1,007
Changes in assets and liabilities (net of acquisitions):
Accounts receivable, net and contract assets	(7,014)	(23,615)
Prepaid expenses and other assets	(4,305)	(716)
Accounts payable	(423)	(2,100)
Accrued liabilities	(119)	2,200
Accrued compensation-related costs	(28,772)	(36,458)
Income taxes payable	(3,356)	2,926
Other liabilities	(8,587)	(6,120)
Net cash used in operating activities	(31,139)	(34,847)
Cash flows from investing activities:
Purchases of property and equipment	(3,007)	(5,750)
Acquisitions of businesses, net of cash acquired	(6,000)	-
Net cash used in investing activities	(9,007)	(5,750)
Cash flows from financing activities:
Issuances of common stock	856	1,238
Repurchases of common stock	(53,493)	(11,357)
Dividend payments	(1,994)	-
Repayments to banks	-	(79,144)
Borrowings from banks	-	129,677
Distributions to non-controlling interest holder	(3,600)	-
Other, net	(1,306)	(1,596)
Net cash (used in) provided by financing activities	(59,537)	38,818
Effect of exchange rate changes on cash and cash equivalents	(20)	(24)
Net decrease in cash and cash equivalents	(99,703)	(1,803)
Cash and cash equivalents at beginning of the period	206,920	8,449
Cash and cash equivalents at end of the period	$107,217	$6,646

Supplemental Unaudited Consolidated Cash Flow Information

(In thousands)

	For the three months ended
	March 31,
	2019	2018
Interest paid	$153	$1,014
Income taxes paid, net of refunds	$1,137	$891

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“Navigant,” “we,” “us,” or “our”) (NYSE: NCI) is a specialized, global professional services firm that helps clients take control of their future. Navigant’s professionals apply deep industry knowledge, substantive technical expertise, and an enterprising approach to help clients build, manage, and/or protect their business interests. With a focus on markets and clients facing transformational change and significant regulatory or legal pressures, Navigant primarily serves clients in the healthcare, energy, and financial services industries. Across a range of advisory, consulting, outsourcing, and technology/analytics services, we believe our practitioners bring sharp insights that pinpoint opportunities and delivers powerful results.

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2019.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2019 (“2018 Form 10-K”).

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the related notes. Actual results could differ from those estimates and may affect future results of operations and cash flows. We have evaluated events and transactions occurring after the balance sheet date and prior to the date of the filing of this report.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). This update amends the accounting requirements for leases by requiring recognition of lease liabilities and related right-of-use assets on the balance sheet. Lessees are required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted Topic 842 using the modified retrospective approach as of the effective date, January 1, 2019. We have recorded the cumulative effects on our balance sheet as of the effective date.  No adjustments were made to prior comparative periods.  Due to the number of leases we are party to, the related obligations and right-of-use assets did have a material impact on our unaudited consolidated balance sheets (see Note 11 – Leases). As a result of the adoption, there was no impact on net income or net assets. We recorded operating lease right-of-use assets of $84.0 million, current lease liability of $22.4 million and non-current lease liability of $85.3 million as of March 31, 2019. The right-of-use asset balance reflects the impact of other liability amounts, specifically deferred rent that has been effectively reclassified. As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classification. Further, we also applied the practical expedient to combine, when applicable, lease and non-lease components. Leases with a term of 12 months or less are not recorded on the balance sheet.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). As a result of the adoption, we recorded a net increase to retained earnings as of January 1, 2018 of $0.2 million, net of tax, with the impact primarily relating to certain contracts that include event-based variable consideration. For further discussion about our revenue recognition policy see Note 4 – Revenue Recognition.

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flow (“Topic 230”). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provided new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. We determined that the manner in which we previously classified our contingent acquisition liability payments in the unaudited consolidated statement of cash flows would change.  Based on our evaluation, adoption of this standard required a reclassification of a portion of the payments previously reported as financing activities for comparative periods in the statement of cash flows within our unaudited consolidated financial statements issued for periods beginning on or after January 1, 2018. Under this guidance, portions of these payments have been reclassified from financing activities to operating activities. We applied this change retrospectively, and it did not have a material impact on our unaudited consolidated financial statements.

On January 1, 2018, we adopted ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (“Topic 805”), which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We applied this change prospectively, and it did not have a material impact on our unaudited consolidated financial statements.

3.	DISPOSITIONS AND DISCONTINUED OPERATIONS

On August 24, 2018, we completed the disposition of our former Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within our Financial Services Advisory and Compliance segment (collectively, “SaleCo”) to Ankura Consulting Group, LLC (“Ankura”) for total proceeds of $462.8 million net of working capital adjustments. The operations of SaleCo have been presented in accordance with ASC Topic 205 “Discontinued Operations” for all periods presented. All other operations are considered “continuing operations” and have been presented in three segments. See Note 5 – Segment Information.

In addition to the purchase agreement for SaleCo, we entered into a Transition Services Agreement pursuant to which we provide Ankura with certain services to enable Ankura to operate SaleCo (the “TSA Services”). The TSA Services include information technology, finance and accounting, human resources and other corporate support services. The TSA Services were provided to Ankura for a period of up to 6 months after the closing date for certain services, and certain services were extended at Ankura’s option through August 31, 2019. Income related to the TSA Services has been recorded in general and administrative expenses.

The amounts attributable to each category of discontinued operations were as follows (in thousands):

	For the three months ended
	March 31,
	2019	2018
Revenues before reimbursements	$-	$82,434
Total revenues	$-	$86,452
Cost of services including reimbursable expenses	$-	$58,487
General and administrative expenses	$-	$7,283
Amortization and depreciation expense	$-	$1,953
Interest expense	$-	$488
Loss from disposition of discontinued operations	$(672)	$-
Other expense, net	$-	$(29)
(Loss) income from discontinued operations before income tax expense	$(672)	$18,212
Income tax (benefit) expense from discontinued operations	$(183)	$4,762
(Loss) income from discontinued operations, net of tax	$(489)	$13,450

Amounts recorded to discontinued operations in the three months ended March 31, 2019 were due to settlements of certain working capital amounts, as well as changes in estimates of other transaction related contingencies. Certain contingencies remain unresolved and are subject to finalization and settlement, which may result in further adjustments to the gain (loss) on disposition.

We have allocated interest expense to discontinued operations based on the ratio of net assets of discontinued operations to the sum of total net assets plus consolidated debt.

Capital expenditures for the three months ended March 31, 2018 totaled $0.3 million.

4.	REVENUE RECOGNITION

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Topic 606 and all the related amendments (“the new revenue standard”) for all contracts with customers not completed as of the adoption date using the cumulative catch-up transition (modified retrospective) method. Results as of January 1, 2018 are presented under Topic 606.  Previously, we recognized event-based variable fees when contractual milestones or obligations were met, however, Topic 606 requires us to estimate and recognize the revenue from certain event-based variable fees over the period of performance to the extent that it is probable that a significant reversal will not occur.

Contract Assets and Liabilities

We define contract assets as revenues recognized for fixed-fee, event-based or performance-based arrangements for which we are not contractually able to bill. These contract assets are included in accounts receivable, net and contract assets within the unaudited consolidated balance sheets. As of March 31, 2019 and December 31, 2018, our contract assets were not material. In most cases, our standard fixed fee contracts allow for monthly billing.

We define contract liabilities as retainers and advance payments from or billings to our customers for services that have not yet been performed or earned and retainers. These liabilities are recorded within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. As of March 31, 2019 and December 31, 2018, our contract liabilities were $21.3 million and $28.9 million, respectively. During the three months ended March 31, 2019, $17.7 million was recognized into revenue from the opening balance. The remaining change related to amounts billed or payments received for work not yet performed.

Performance Obligations

For disclosure purposes, we apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with an enforceable duration of one year or less. We also apply the practical expedient to exclude those amounts for contracts in which we apply the right to invoice. The majority of our contracts include termination for convenience clauses which generally require 30 days’ notice with no penalty. The notice period required determines the contract duration resulting in very few agreements which are contractually enforceable beyond one year. As of March 31, 2019, we had approximately $147.3 million of remaining performance obligations of which approximately $52.9 million are expected to be satisfied beyond one year. These obligations mainly relate to our newly formed joint venture with Baptist Health South Florida, Health System Solutions, LLC (“HSS”).

5.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following three reportable segments:

•

The Healthcare segment provides strategic, performance improvement, and business process management solutions. Clients of this segment include healthcare providers, physician enterprises, payers, government agencies and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, the implementation of a new electronic health records system and product planning and commercialization expertise.

•

The Energy segment provides full lifecycle solutions that help clients transform their businesses in a rapidly changing energy environment, manage complexity and accelerate operational performance, meet compliance requirements, and transform their organizations and systems. In addition, we provide a broad array of benchmarking, data and market research capabilities related to the energy sector.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended
	March 31,
	2019	2018
Revenues before reimbursements:
Healthcare	$119,003	$90,149
Energy	36,249	33,704
Financial Services Advisory and Compliance	30,877	37,592
Total revenues before reimbursements	$186,129	$161,445

Total revenues:
Healthcare	$126,569	$98,712
Energy	43,700	37,637
Financial Services Advisory and Compliance	32,593	41,719
Total revenues	$202,862	$178,068

Segment operating profit:
Healthcare	$36,755	$20,390
Energy	10,410	10,728
Financial Services Advisory and Compliance	5,231	14,836
Total segment operating profit	52,396	45,954

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	35,167	37,079
Depreciation expense	4,586	4,997
Amortization expense	1,372	1,752
Other operating costs, net	32	983
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	1,623	1,445
Operating income (loss)	9,616	(302)
Interest and other (income) expense, net	(239)	1,070
Income (loss) from continuing operations before income tax expense	$9,855	$(1,372)

Total assets allocated by segment include accounts receivable, net and contract assets, certain retention-related prepaid assets, intangible assets, net and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Healthcare	$415,917	$405,283
Energy	133,766	130,052
Financial Services Advisory and Compliance	81,508	85,250
Unallocated assets	283,959	296,962
Total assets	$915,150	$917,547

6.	GOODWILL AND INTANGIBLE ASSETS, NET

The changes made to the goodwill balances of our reporting units for the three months ended March 31, 2019 and the year ended December 31, 2018, were as follows (shown in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2018	$294,283	$80,034	$48,040	$422,357
Acquisitions	3,237	-	-	3,237
Adjustments	(2)	-	(6)	(8)
Foreign currency translation	-	(58)	(459)	(517)
Goodwill at March 31, 2019	$297,518	$79,976	$47,575	$425,069

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2017	$294,064	$80,109	$48,786	$422,959
Adjustments	365	200	(24)	541
Foreign currency translation	(146)	(275)	(722)	(1,143)
Goodwill at December 31, 2018	$294,283	$80,034	$48,040	$422,357

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

  Intangible assets consisted of (in thousands):

	March 31,	December 31,
	2019	2018
Intangible assets:
Customer lists and relationships	$108,555	$105,368
Non-compete agreements	23,066	22,923
Other	28,450	28,304
Intangible assets, at cost	160,071	156,595
Less: accumulated amortization	(144,601)	(142,429)
Intangible assets, net	$15,470	$14,166

Our intangible assets have estimated remaining useful lives ranging up to six years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives. At March 31, 2019, our intangible assets categories were as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	4.1	$14,014
Non-compete agreements, net	2.2	1,018
Other intangible assets, net	3.3	438
Total intangible assets, net	3.9	$15,470

Total amortization expense was $1.4 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The estimated annual aggregate amortization expense to be recorded related to intangible assets at March 31, 2019 is as follows (in thousands):

Year Ending December 31,	Amount
2019 (includes January - March)	$5,393
2020	4,196
2021	4,085
2022	936
2023	1,243
2024 and thereafter	989

7.	NET INCOME PER SHARE (EPS)

Income (loss) from continuing operations attributable to Navigant Consulting, Inc. was $4.8 million and ($1.6 million) for the three months ended March 31, 2019 and 2018, respectively. The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) were as follows:

	For the three months ended
	March 31,
	2019	2018

Basic shares	40,218	45,120
Employee stock options	146	153
Restricted stock units	951	1,544
Contingently issuable shares	93	17
Diluted shares (1)	41,408	46,834
Antidilutive shares (2)	16	33

(1)	Diluted earnings per share is not presented for the three months ended March 31, 2018 as there is a net loss from continuing operations for that period.

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

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the three months ended
	March 31,
	2019	2018
Amortization of restricted stock awards and restricted stock unit awards	$2,640	$2,774
Amortization of stock option awards	21	34
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	108	107
Share-based compensation expense from continuing operations	2,769	2,915
Share-based compensation expense from discontinued operations	-	462
Total share-based compensation expense	$2,769	$3,377

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended
	March 31,
	2019	2018
Cost of services before reimbursable expenses	$639	$767
General and administrative expenses	2,130	2,148
Share-based compensation expense from continuing operations	2,769	2,915
Share-based compensation expense from discontinued operations	-	462
Total share-based compensation expense	$2,769	$3,377

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. For further information on discontinued operations see Note 3 – Dispositions and Discontinued Operations.

At March 31, 2019, we had $8.7 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the three months ended March 31, 2019, we granted an aggregate of 195,031 share-based awards, consisting of restricted stock awards and units with an aggregate fair value of $3.9 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net and Contract Assets

The components of accounts receivable, net and contract assets, were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Billed amounts	$108,125	$116,190
Engagements in process and contract assets	89,512	74,633
Allowance for uncollectible billed amounts	(8,022)	(7,815)
Allowance for uncollectible engagements in process	(3,092)	(3,085)
Accounts receivable, net and contract assets	$186,523	$179,923

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid recruiting and retention incentives - current	$5,387	$4,552
Other current prepaid expenses and other current assets	21,448	17,960
Prepaid expenses and other current assets	$26,835	$22,512

Other Assets

The components of other assets were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid recruiting and retention incentives - non-current	$3,070	$2,654
Other prepaid expenses and other non-current assets	5,633	5,990
Other assets	$8,703	$8,644

  Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the periods in which they are recoverable from the employees, with periods up to three years. During the three months ended March 31, 2019 and 2018, we granted $3.0 million and $2.5 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Furniture, fixtures and equipment	$56,944	$55,619
Software	87,821	86,225
Leasehold improvements	47,114	47,097
Property and equipment, at cost	191,879	188,941
Less: accumulated depreciation and amortization	(130,505)	(125,916)
Property and equipment, net	$61,374	$63,025

During the three months ended March 31, 2019, we invested $3.0 million in property and equipment.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Deferred acquisition liabilities - current	$978	$969
Contract liabilities	21,301	28,909
Deferred rent - current	-	2,656
Other current liabilities	482	1,510
Total other current liabilities	$22,761	$34,044

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Deferred acquisition liabilities - non-current	$733	$710
Deferred rent - non-current	-	21,648
Other non-current liabilities	3,588	2,919
Total other non-current liabilities	$4,321	$25,277

 Deferred acquisition liabilities, current and non-current, at March 31, 2019 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at fair value and net present value, respectively. See Note 13 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

As a result of the adoption of Topic 842, deferred rent amounts as of March 31, 2019 are reflected in the operating lease right-use assets.

At March 31, 2019, other non-current liabilities included $2.3 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client-service employees and leaders, we grant restricted stock units which typically vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

Contract liabilities represent advance billings to our clients for services that have not yet been performed and earned. See Note 4 – Revenue Recognition for information on contract liabilities.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss attributable to Navigant Consulting Inc. was as follows (in thousands):

	For the three months ended
	March 31,
	2019	2018
Unrealized loss on foreign exchange:
Balance at beginning of period	$(6,529)	$(19,308)
Unrealized (loss) gain on foreign exchange	(442)	1,369
Balance at end of period	$(6,971)	$(17,939)

Unrealized gain on derivatives:
Balance at beginning of period	$-	$130
Unrealized gain on derivatives in period, net of reclassification	-	250
Reclassified to interest expense	-	10
Income tax expense	-	(3)
Balance at end of period	$-	$387

	2019	2018
Accumulated other comprehensive loss at March 31,	$(6,971)	$(17,552)

11.	LEASES

As described in Note 2 – Recent Accounting Pronouncements above, effective January 1, 2019, we adopted Topic 842. We have operating leases for office space and, to a much lesser extent, we also have operating leases for equipment. Our office leases are typically for terms of between 3 and 10 years.  Rents usually increase annually in accordance with defined rent steps or based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays, lease premiums, and rent escalation clauses.  For the purpose of recognizing these provisions on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use or in the case of a lease modification, the date both parties execute the modification.  There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, we generally do not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of-use asset.  In certain cases, we sublease excess office space to third party tenants.  We do not recognize liabilities or right-of-use assets for leases with an initial term of 12 months or less.

The components of lease expense were as follows (in thousands):

For the Three Months Ended
March 31, 2019
Operating lease cost	$5,890
Variable lease costs	2,914
Short term lease costs	289
Sublease income	(1,780)
Total net lease cost	$7,313

Supplemental balance sheet information related to leases:

March 31,
2019
Weighted average remaining lease term (in years):
Operating leases	6

Weighted average discount rate:
Operating leases	5.4%

The discount rates applied to each lease reflect our estimated incremental borrowing rate. This includes an assessment of our credit rating to determine the rate that we would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment.

Supplemental cash flow and other information related to leases was as follows (in thousands):

For the Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,714

Future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

March 31,
2019
2019 (excluding the three months ended March 31, 2019)	$20,860
2020	25,452
2021	20,328
2022	14,428
2023	12,612
2024 and thereafter	34,798
Total lease payments	$128,478
Less imputed interest	(20,813)
Total	$107,665

As of March 31, 2019, we have additional operating leases that have not yet commenced with obligations of $2.4 million. These operating leases expected to commence in 2019 with lease terms of 1 year to 5 years.

Future minimum annual lease payments for the years subsequent to December 31, 2018 and in the aggregate were as follows (shown in thousands):

Year ending December 31,	Amount
2019	$27,496
2020	25,583
2021	20,742
2022	14,747
2023	12,873
Thereafter	35,077
$136,518

Rent expense for operating leases was $25.3 million for the year ended December 31, 2018.

12.	BANK DEBT

Our credit agreement provides a $350 million revolving credit facility. The credit facility becomes due and payable in full upon maturity on March 28, 2022. At our option, subject to the terms and conditions specified in the credit agreement, we may elect to increase commitments under the credit facility up to an aggregate amount of $450 million. Borrowings and repayments under the credit facility may be made in multiple currencies including United States (“U.S.”) Dollars, Canadian Dollars, United Kingdom (“U.K.”) Pound Sterling and Euro.

We had no aggregate borrowings outstanding at March 31, 2019 or at December 31, 2018. Based on our financial covenants at March 31, 2019, approximately $347.0 million in additional borrowings were available to us under the credit facility. At March 31, 2019, we had $3.0 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At March 31, 2019, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At March 31, 2019, under the definitions in the credit agreement, our consolidated leverage ratio was 0.0:1 and our consolidated interest coverage ratio was 63.5:1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at March 31, 2019; however, there can be no assurances that we will remain in compliance in the future.

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

In certain instances, our acquisitions provide for deferred contingent acquisition payments. These deferred payments are recorded at fair value at the time of acquisition and are included in other current and/or non-current liabilities on our unaudited consolidated balance sheets. We estimate the fair value of our deferred contingent acquisition liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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

The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the three months ended
	March 31,
	2019	2018
Beginning Balance	$710	$3,870
Accretion of acquisition-related contingent consideration	23	59
Payments	-	(204)
Ending Balance	$733	$3,725

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, net and contract assets and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2019 based upon the short-term nature of the assets and liabilities. As of March 31, 2019, we had minimal financial assets and liabilities measured at fair value on a recurring basis.

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

On August 24, 2018, we completed the disposition of SaleCo to Ankura. The sale represented a strategic shift in our services and in accordance with the applicable guidance the results from operations of SaleCo have been classified as discontinued operations for all periods presented.  All other operations are considered “continuing operations” and have been presented in our three remaining segments.  See Note 3 — Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements for further information.

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

Key Operating Metrics

The following key operating metrics provide additional operating information related to our continuing business and reporting segments. These key operating metrics may not be comparable to similarly-titled metrics at other companies. During 2019, we renamed our Technology, Data & Process businesses as “Managed Services” businesses. Managed Services businesses are comprised of technology-enabled professional services, including business process management services and data analytics, market research and benchmarking businesses.

•	Average FTE is our average headcount during the reporting period adjusted for part-time status. Average FTE is further split between the following categories:
•	Client-Service FTE — a combination of Consulting FTE and Managed Services FTE defined as follows:
•	Consulting FTE — individuals assigned to client services who record time to client engagements; and
•

Managed Services FTE — individuals in businesses primarily dedicated to maintaining and delivering the services described above that are not included in the average bill rate and average utilization metrics described below.

•	Non-billable FTE — individuals assigned to administrative support functions, including office services and corporate functions.
•	Centralized Client Support FTE – individuals providing data analytics and project support to client-related engagements.
•

Period-end FTE – headcount at the last day of the reporting period, adjusted for part-time status. The criteria described in Consulting FTE, Managed Services FTE and Non-billable FTE also apply to period-end FTE.

•

Average bill rate is calculated by dividing fee revenues before certain adjustments, such as discounts and markups, by the number of hours associated with the fee revenues. Revenues recognized on the attainment of certain event-driven contractual milestones (event-based) and those related to Managed Services FTE are excluded from average bill rate.

•

Average utilization rate is calculated by dividing the number of hours of our Consulting FTE who recorded time to client engagements during a period by the total available working hours for these consultants during the same period (1,850 hours annually). Hours related to Managed Services FTE are excluded from average utilization rate.

•	Billable hours are the number of hours our Consulting FTE recorded to client engagements during the reporting period. Hours related to Managed Services FTE are excluded from billable hours.
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

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements to the notes to our unaudited consolidated financial statements for further information on our accounting policies and recent accounting pronouncements.

Additional Highlight

On April 10, 2018, we announced that we formed HSS, a joint venture with Baptist Health South Florida in which we own a 60% interest.  The operations, which began in July 2018, are fully consolidated. Through this joint venture, we leverage the business process management services team within the Healthcare segment to help drive efficiencies and improved revenue collection, cash flow and cost management for Baptist Health South Florida’s health systems.

Results of Operations

Key highlights of our results of operations for the three months ended March 31, 2019 compared to the corresponding period in the prior year were:

Revenues before reimbursements (“RBR”) increased 15.3% over the prior year period. RBR increased mainly due to the increase in Healthcare and Energy consulting services as well as the HSS joint venture, which were partially offset by lower RBR within our Financial Services Advisory and Compliance segment. Event-based fees for the three months ended March 31, 2019 and 2018 were $8.1 million and $3.3 million, respectively, mainly due to the HSS joint venture. Cost of services before reimbursable expenses increased 15.8% mainly due to the HSS joint venture and hiring that occurred during the second half of 2018 within the Financial Services Advisory and Compliance segment. General and administrative expenses decreased 5.2% mainly due to lower bad debt expense. Our effective income tax rate for the three months ended March 31, 2019 and 2018 was 30.9% and (16.4)%, respectively. Net income attributable to Navigant Consulting, Inc. for the three months ended March 31, 2019 and 2018 was $4.3 million and $11.9 million, respectively.

			2019 over
			2018
	For the three months ended		Increase
	March 31,		(Decrease)
	2019	2018	Percentage
Key operating metrics:
Average FTE
-Consulting	1,403	1,372	2.3
-Managed Services	3,698	2,874	28.7
-Centralized Client Support	138	79	74.7
-Non-billable	797	732	8.9
Period end FTE
-Consulting	1,393	1,355	2.8
-Managed Services	3,743	2,800	33.7
-Centralized Client Support	138	80	72.5
-Non-billable	804	740	8.6
Average bill rate	$256	259	(1.2)
Utilization	71%	73%	(2.7)

Key Operating Metrics

Average FTE – Consulting increased 2.3% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, respectively.  The increase was due to hiring in all three segments and was partially offset by the transfer of certain Consulting FTE to the newly formed Centralized Client Support group in the first quarter of 2019. Average Managed Services FTE increased 28.7% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, mainly due to HSS FTE. Utilization levels were 71% and 73% for the three months ended March 31, 2019 and 2018, respectively, for all three segments combined. Average bill rate decreased 1.2% to $256 over the same periods, primarily attributable to project mix. Centralized Client Support was formed in the three months ended March 31, 2019.  This FTE group includes individuals in our data analytics and robotics process automation centers of excellence that were previously classified as Non-Billable FTEs (which has been recast in prior period FTE reported above), as well as some data analytics resources that were previously de-centralized and included in Consulting FTEs (which is not recast in prior period FTE data reported above). The increase in average Centralized Client Support FTE primarily relates to the centralization of an analytic team located both in the U.S. and in India, which was done to create cross-company efficiencies for corporate and practice support functions and not recast in prior period FTE. The prior periods’ Non-Billable FTE data now reported as Centralized Client Support has been recast to conform to the current period presentation.

Results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue before Reimbursements. See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 15.8% for the three months ended March 31, 2019 compared to three months ended March 31, 2018, mainly due to increased wages and benefits expense relating to recent hires and the formation of HSS. Severance expense relating to Client-Service FTE was $0.6 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses decreased 5.2% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 mainly due to a decrease in bad debt expense. Bad debt expense for the three months ended March 31, 2019 and 2018 was $0.4 million and $1.9 million, respectively. Severance expense for the three months ended March 31, 2019 and 2018 was $0.1 million and nil, respectively.

General and administrative expenses as a percent of RBR were 18.9% for the three months ended March 31, 2019 as compared to 23.0% for the three months ended March 31, 2018. The decrease mainly relates to the increase in RBR as well as the reduction in bad debt expense for the three months ending March 31, 2019 compared to March 31, 2018. In addition, we continue to incur expenses for resources to support the transition services agreement with Ankura, which are offset by reimbursements per the agreement.

Depreciation Expense. Depreciation expense decreased 8.2% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, mainly due to a decrease resulting from fully depreciated computer software and hardware.

Amortization Expense. Amortization expense decreased 21.7% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily due to reduced amortization relating to certain intangible assets as their useful lives came to term, partially offset by the allocation of purchase price to intangible assets of recent acquisitions.

Interest Expense. Interest expense decreased 61.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the repayment of debt in the third quarter of 2018 using proceeds from the SaleCo transaction.

Interest Income. Interest income increased 479.0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 mainly due to higher cash equivalents balances in the current year period from the proceeds of the SaleCo transaction.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions.

The effective income tax rate on a continuing operations basis for the three months ended March 31, 2019 and 2018 was 30.9% and (16.4)%, respectively. The increase in the effective income tax rate for the three months ended March 31, 2019 is a direct result of increased earnings compared to the corresponding period in 2018, when the company had incurred a pre-tax loss from continuing operations of approximately $1.4 million. The effective tax rate is negative for the three months ended March 31, 2018 primarily as a result of the amounts recorded as tax expense for an IRS audit settlement estimate made in the period for the 2014 tax year.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax decreased $13.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the divestiture of SaleCo which was completed in the third quarter of 2018 (See Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements).

Segment Results

Our operating segments are the same as our reporting segments, and our performance is assessed and resources are allocated based on the following three reporting segments:

•	Healthcare

•	Energy
•	Financial Services Advisory and Compliance

The following information includes segment RBR, segment total revenues and segment operating profit all on a continuing operations basis. Certain unallocated expense amounts related to specific reporting segments have been excluded from the calculation of segment operating profit to be consistent with the information used by management to evaluate segment performance (see Note 5 — Segment Information to the notes to our unaudited consolidated financial statements). Segment operating profit represents total revenues less cost of services excluding long-term compensation expense attributable to client-service employees. Long-term compensation expense attributable to client-service employees includes share-based compensation expense and compensation expense related to retention incentives (see Note 9 — Supplemental Consolidated Balance Sheet Information to the notes to our unaudited consolidated financial statements). Key operating metric definitions are provided above.

The information presented does not necessarily reflect the results of segment operations that would have occurred had the segments been stand-alone businesses.

Healthcare
			2019 over
			2018
	For the three month		Increase
	ended March 31,		(Decrease)
	2019	2018	Percentage
Revenues before reimbursements (in 000s)	$119,003	$90,149	32.0
Total revenues (in 000s)	$126,569	$98,712	28.2
Segment operating profit (in 000s)	$36,755	$20,390	80.3
Key segment operating metrics:
Segment operating profit margin	30.9%	22.6%	36.7
Average FTE - Consulting	655	648	1.1
Average FTE - Managed Services	3,393	2,706	25.4
Average utilization rates based on 1,850 hours	76%	71%	7.0
Average bill rate	$283	$263	7.6

The Healthcare segment provides strategic, performance improvement, and business process management solutions. Clients of this segment include healthcare providers, physician enterprises, payers, government agencies and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, the implementation of a new electronic health records system and product planning and commercialization expertise.

Three months ended March 31, 2019 compared to corresponding period in 2018

RBR for this segment increased 32.0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The segment experienced increases in RBR resulting from higher demand and converted sales pipeline from consulting engagements and contributions from our managed services, including strong performance and event-based fees from HSS. Event-based fees were $8.1 million and $3.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Average FTE – Consulting increased 1.1% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to a small group hire in January 2019. Average FTE – Managed Services increased 25.4% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 mainly due to the formation of HSS. Consulting utilization increased 7.0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to higher demand for consulting engagements. Average bill rate increased 7.6% to $283, mainly due to a change in project mix.

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, segment operating profit and segment operating profit margin increased $16.4 million and 8.3 percentage points, respectively, mainly due to the higher demand for consulting services as well as growth at HSS. In addition, severance expense for the three months ended March 31, 2019 and 2018 was $0.1 million and $1.6 million, respectively.

Energy
			2019 over
			2018
	For the three month		Increase
	ended March 31,		(Decrease)
	2019	2018	Percentage
Revenues before reimbursements (in 000s)	$36,249	$33,704	7.6
Total revenues (in 000s)	$43,700	$37,637	16.1
Segment operating profit (in 000s)	$10,410	$10,728	(3.0)
Key segment operating metrics:
Segment operating profit margin	28.7%	31.8%	(9.7)
Average FTE - Consulting	445	437	1.8
Average FTE - Managed Services	59	57	3.5
Average utilization rates based on 1,850 hours	68%	68%	-
Average bill rate	$200	$215	(7.0)

The Energy segment provides full lifecycle solutions that help clients transform their businesses in a rapidly changing energy environment, manage complexity and accelerate operational performance, meet compliance requirements, and transform their organizations and systems. In addition, we provide a broad array of benchmarking, data and market research capabilities related to the energy sector.

Three months ended March 31, 2019 compared to corresponding period in 2018

RBR for this segment increased 7.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Increases were seen across the segment as demand from global commercial clients and government work remained strong.

Average FTE – Consulting increased 1.8% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to hiring to meet future anticipated demand, partially offset by FTE transferred to the Centralized Client Support group. Utilization remained flat for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Average bill rate decreased 7.0% to $200, mainly due to project mix.

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, segment operating profit and segment operating profit margin decreased $0.3 million and 3.1 percentage points, respectively, mainly due to the impact of an all-hands segment meeting in the current year period.

Financial Services Advisory and Compliance
			2019 over
			2018
	For the three months ended		Increase
	ended March 31,		(Decrease)
	2019	2018	Percentage
Revenues before reimbursements (in 000s)	$30,877	$37,592	(17.9)
Total revenues (in 000s)	$32,593	$41,719	(21.9)
Segment operating profit (in 000s)	$5,231	$14,836	(64.7)
Key segment operating metrics:
Segment operating profit margin	16.9%	39.5%	(57.2)
Average FTE - Consulting	303	287	5.6
Average FTE - Managed Services	246	111	121.6
Average utilization rates based on 1,850 hours	63%	84%	(25.0)
Average bill rate	$274	$302	(9.3)

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

Three months ended March 31, 2019 compared to corresponding period in 2018

RBR for this segment decreased 17.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in RBR was primarily due to a faster-than-expected wind-down of a large monitorship engagement, simultaneous curtailed spending from a number of larger clients and continued start-up delays on certain new engagements during the first quarter of 2019.  Segment leadership continues to be focused on conversion of pipeline into backlog of new engagements.

Average FTE – Consulting increased 5.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to hiring in the prior year. Average FTE – Managed Services increased 121.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to hiring for a new managed services engagement to outsource a client’s anti-money laundering and transaction monitoring capabilities. Utilization decreased 25.0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, mainly due to the particularly high level in the prior year as well as the lower volume of work in the first quarter of 2019 discussed above. Average bill rate decreased 9.3% to $274 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to project mix.

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, segment operating profit decreased $9.6 million and segment operating profit margin decreased 22.6 percentage points driven by lower RBR and higher wages and benefits relating to the increased FTE levels and costs of investments for future growth, including senior hires.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the three months ended March 31,

	2019	2018
Net cash used in operating activities	$(31,139)	$(34,847)
Net cash used in investing activities	$(9,007)	$(5,750)
Net cash (used in) provided by financing activities	$(59,537)	$38,818

Generally, our primary sources of cash are cash flows from operations and borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual incentive bonuses while subsequent quarters’ operating cash requirements are generally lower. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 73 days at March 31, 2019.

Operating Activities

Net cash used in operating activities was $31.1 million and $34.8 million for the three months ended March 31, 2019 and 2018, respectively. Cash used by operating activities during the first quarter 2019 decreased compared to the prior year’s comparable period due to a reduction in the amounts invested in working capital, which was partially offset by lower net income in the current year period.

Investing Activities

Net cash used by investing activities was $9.0 million and $5.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to acquisition related activities during the current year’s period.

Financing Activities

Net cash used in financing activities was $59.5 million for the three months ended March 31, 2019 compared to cash provided by financing activities of $38.8 million for the three months ended March 31, 2018. The three months ended March 31, 2018 include borrowings due to bonus payments, while during the three months ended March 31, 2019 we used excess cash for such purposes.

Common stock purchases using excess cash were $42.1 million higher for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The three months ended March 31, 2019 include a $2.0 million dividend payment, as we started paying dividends in the third quarter of 2018.

Debt, Commitments and Capital

For further information regarding our debt, see Note 12 – Bank Debt to the notes to our unaudited consolidated financial statements. For further information regarding our lease commitments, see Note 11 – Leases to the notes to our unaudited consolidated financial statements.

Since the inception of our share repurchase program through March 31, 2019, we have repurchased an aggregate of 18,165,750 shares of our common stock for approximately $335.2 million. At March 31, 2019, we had approximately $24.7 million remaining for share repurchases under the board authorization effective May 7, 2018. On April 18, 2019, our board of directors amended the existing program, allowing for the repurchase of up to $175.0 million of our common stock effective as of May 1, 2019 through December 31, 2021. See Part II, Item 2 of this report for additional information on the share repurchases made during the three months ended March 31, 2019.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2018 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2019, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At March 31, 2019, we had net assets of approximately $16.5 million with a functional currency of the Canadian Dollar and $11.0 million with a functional currency of the Euro and $3.7 million with a functional currency of the U.K. Pound Sterling related to our non-U.S. operations. At March 31, 2019, we had net assets denominated in non-functional currencies of approximately $3.7 million. As such, a ten percent change in the value of the local currencies would have resulted in a $0.4 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of Topic 842 to facilitate the adoption on January 1, 2019, as well as our on-going accounting.  There have been no other significant changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
Jan 1 - 31, 2019	756,931	$24.75	756,931	$59,416,340
Feb 1 - 28, 2019	600,941	$26.16	600,941	$43,695,844
Mar 1 - 31, 2019	958,998	$19.85	958,998	$24,660,140
Total	2,316,870	$23.09	2,316,870	$24,660,140

(a)	On April 18, 2019, our board of directors amended the existing program, allowing for the repurchase of up to $175.0 million of our common stock effective as of May 1, 2019 through December 31, 2021.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File.

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

Date: April 26, 2019