Form 10-Q
period 2019-06-30
NAVIGANT CONSULTING INC
filed 2019-08-02
CIK 1019737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(312) 573-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NCI	New York Stock Exchange

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

As of June 30, 2019, 38,466,024 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Forward-Looking Statements

Statements included in this report which are not historical in nature are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by words such as “anticipate,” “believe,” “may,” “should,” “could,” “intend,” “estimate,” “expect,” “likely,” “continue,” “plan,” “projects,” “positioned,” “outlook” and similar expressions. These statements are based upon management’s current expectations and speak only as of the date of this report. The Company cautions readers that there may be events in the future that the Company is not able to accurately predict or control and the information contained in the forward-looking statements is inherently uncertain and subject to a number of risks that could cause actual results to differ materially from those contained in or implied by the forward-looking statements including, without limitation: the satisfaction of the conditions precedent to the consummation of the proposed merger, including, without limitation, the receipt of stockholder and regulatory approvals; unanticipated difficulties or expenditures relating to the proposed merger; legal proceedings, judgments or settlements, including those that may be instituted against the Company, the Company’s board of directors, executive officers and others following the announcement of the proposed merger; disruptions of current plans and operations caused by the announcement and pendency of the proposed merger; potential difficulties in employee retention due to the announcement and pendency of the proposed merger; the response of customers, suppliers, business partners and regulators to the announcement of the proposed merger; the risk of unanticipated costs, liabilities or an adverse impact on the Company’s business operations arising from the Company’s provision of post-divestiture transition services and support in connection with the sale of the Company’s Disputes, Forensics and Legal Technology segment and the transaction advisory services practice within the Company’s Financial Services Advisory and Compliance segment; the execution of the Company’s long-term growth objectives and margin improvement initiatives; risks inherent in international operations, including foreign currency fluctuations; ability to make acquisitions and divestitures and complete such acquisitions and divestitures in the time anticipated; pace, timing and integration of acquisitions; operational risks associated with new or expanded service areas, including business process management services; impairments; changes in accounting standards or tax rates, laws or regulations; management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new consultants into the Company’s practices; utilization rates; conflicts of interest; potential loss of clients or large engagements and the Company’s ability to attract new business; brand equity; competition; accurate pricing of engagements, particularly fixed fee and multi-year engagements; clients’ financial condition and their ability to make payments to the Company; risks inherent with litigation; higher risk client assignments; government contracting; professional liability; information security; the adequacy of our business, financial and information systems and technology; maintenance of effective internal controls; potential legislative and regulatory changes; continued and sufficient access to capital; compliance with covenants in our credit agreement; interest rate risk; and market and general economic and political conditions. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in the Company’s filings with the Securities and Exchange Commission (“SEC”), which are available on the SEC’s website or at investors.navigant.com. The Company cannot guarantee any future results, levels of activity, performance or achievement and undertakes no obligation to update any of its forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$90,626	$206,920
Accounts receivable, net and contract assets	200,820	179,923
Prepaid expenses and other current assets	25,199	22,512
Total current assets	316,645	409,355
Non-current assets:
Property and equipment, net	62,672	63,025
Operating lease right-of-use assets	80,780	-
Intangible assets, net	14,129	14,166
Goodwill	426,060	422,357
Other assets	7,945	8,644
Total assets	$908,231	$917,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,219	$13,302
Accrued liabilities	17,641	15,558
Accrued compensation-related costs	46,316	69,555
Income tax payable	3,362	13,357
Operating lease liabilities	22,735	-
Other current liabilities	23,879	34,044
Total current liabilities	129,152	145,816
Non-current liabilities:
Deferred income tax liabilities	39,258	33,901
Operating lease liabilities	81,166	-
Other non-current liabilities	2,818	25,277
Total non-current liabilities	123,242	59,178
Total liabilities	252,394	204,994
Stockholders' equity:
Common stock	50	49
Additional paid-in capital	671,153	664,473
Treasury stock	(235,216)	(160,972)
Retained earnings	220,983	211,543
Accumulated other comprehensive loss	(5,929)	(6,529)
Total Navigant Consulting, Inc. stockholders' equity	651,041	708,564
Non-controlling interest	4,796	3,989
Total stockholders' equity	655,837	712,553
Total liabilities and stockholders' equity	$908,231	$917,547

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data (1))

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues before reimbursements	$196,567	$165,224	$382,696	$326,669
Reimbursements	26,489	19,489	43,222	36,112
Total revenues	223,056	184,713	425,918	362,781
Cost of services before reimbursable expenses	140,405	113,121	275,761	230,057
Reimbursable expenses	26,489	19,489	43,222	36,112
Total cost of services	166,894	132,610	318,983	266,169
General and administrative expenses	35,968	34,912	71,135	71,991
Depreciation expense	4,262	4,943	8,848	9,940
Amortization expense	1,393	1,665	2,765	3,417
Other operating costs	-	2,295	32	3,278
Operating income	14,539	8,288	24,155	7,986
Interest expense	317	911	635	1,739
Interest income	(375)	(77)	(1,064)	(196)
Other (income) expense, net	(10)	(183)	122	178
Income from continuing operations before income tax expense	14,607	7,637	24,462	6,265
Income tax expense	3,682	1,509	6,729	1,734
Net income from continuing operations	10,925	6,128	17,733	4,531
Income from discontinued operations, net of tax	523	22,698	34	36,148
Net income	11,448	28,826	17,767	40,679
Less: Income attributable to non-controlling interest, net of tax	(2,369)	-	(4,407)	-
Net income attributable to Navigant Consulting, Inc.	$9,079	$28,826	$13,360	$40,679
Basic net income per share
Net income from continuing operations attributable to Navigant Consulting, Inc.	$0.22	$0.14	$0.34	$0.10
Income from discontinued operations, net of tax	0.01	0.50	-	0.80
Net income attributable to Navigant Consulting, Inc. (1)	$0.23	$0.64	$0.34	$0.90
Shares used in computing basic per share data	38,654	45,106	39,436	45,113

Diluted net income per share
Net income from continuing operations attributable to Navigant Consulting, Inc.	$0.22	$0.13	$0.33	$0.10
Income from discontinued operations, net of tax	0.01	0.49	-	0.77
Net income attributable to Navigant Consulting, Inc. (1)	$0.23	$0.62	$0.33	$0.87
Shares used in computing diluted per share data	39,616	46,549	40,512	46,692

Net income	$11,448	$28,826	$17,767	$40,679
Other comprehensive income (loss), net of tax:
Unrealized net gain (loss), foreign currency translation	1,042	(3,406)	600	(2,037)
Unrealized net gain on interest rate derivatives	-	112	-	362
Reclassification adjustment on interest rate derivatives included in interest expense and income tax expense	-	(39)	-	(32)
Other comprehensive income (loss), net of tax	1,042	(3,333)	600	(1,707)
Total comprehensive income, net of tax	12,490	25,493	18,367	38,972
Income attributable to non-controlling interest, net of tax	(2,369)	-	(4,407)	-
Total comprehensive income attributable to Navigant Consulting, Inc., net of tax	$10,121	$25,493	$13,960	$38,972
(1) Earnings per share may not foot due to rounding.

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Navigant Consulting, Inc. Shareholders
	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total Stock-holders' Equity
Balance at March 31, 2019	49,546	(10,431)	49	666,794	(214,465)	(6,971)	213,830	2,427	661,664
Comprehensive income	-	-	-	-	-	1,042	9,079	2,369	12,490
Dividends paid ($0.05 per share)	-	-	-	-	-	-	(1,926)	-	(1,926)
Issuances of common stock	29	-	-	608	-	-	-	-	608
Vesting of restricted stock units, net of forfeitures and tax withholdings	302	-	1	(2,543)	-	-	-	-	(2,542)
Share-based compensation expense	-	-	-	4,212	-	-	-	-	4,212
Additional paid-in capital recorded through compensation expense	-	-	-	2,082	-	-	-	-	2,082
Repurchases of common stock	-	(983)	-	-	(20,751)	-	-	-	(20,751)
Balance at June 30, 2019	49,877	(11,414)	$50	$671,153	$(235,216)	$(5,929)	$220,983	$4,796	$655,837

	Navigant Consulting, Inc. Shareholders
	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total Stock-holders' Equity
Balance at December 31, 2018	49,387	(8,114)	49	664,473	(160,972)	(6,529)	211,543	3,989	712,553
Distributions to non-controlling interests	-	-	-	-	-	-	-	(3,600)	(3,600)
Comprehensive income	-	-	-	-	-	600	13,360	4,407	18,367
Dividends paid ($0.10 per share)	-	-	-	-	-	-	(3,920)	-	(3,920)
Issuances of common stock	98	-	-	1,464	-	-	-	-	1,464
Vesting of restricted stock units, net of forfeitures and tax withholdings	392	-	1	(3,847)	-	-	-	-	(3,846)
Share-based compensation expense	-	-	-	6,981	-	-	-	-	6,981
Additional paid-in capital recorded through compensation expense	-	-	-	2,082	-	-	-	-	2,082
Repurchases of common stock	-	(3,300)	-	-	(74,244)	-	-	-	(74,244)
Balance at June 30, 2019	49,877	(11,414)	$50	$671,153	$(235,216)	$(5,929)	$220,983	$4,796	$655,837

See accompanying notes to unaudited consolidated financial statements.

	Navigant Consulting, Inc. Shareholders
	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock-holders' Equity
Balance at March 31, 2018	58,230	(13,230)	58	662,924	(235,723)	(17,552)	282,999	692,706
Comprehensive loss	-	-	-	-	-	(3,333)	28,826	25,493
Issuances of common stock	59	-	1	935	-	-	-	936
Vesting of restricted stock units, net of forfeitures and tax withholdings	388	-	-	(3,532)	-	-	-	(3,532)
Share-based compensation expense	-	-	-	2,089	-	-	-	2,089
Repurchases of common stock	-	(342)	-	-	(7,490)	-	-	(7,490)
Balance at June 30, 2018	58,677	(13,572)	$59	$662,416	$(243,213)	$(20,885)	$311,825	$710,202

	Navigant Consulting, Inc. Shareholders
	Common Stock Shares	Treasury Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock-holders' Equity
Balance at December 31, 2017	58,047	(12,661)	58	659,825	(224,366)	(19,178)	270,995	687,334
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 4)	-	-	-	-	-	-	151	151
Comprehensive loss	-	-	-	-	-	(1,707)	40,679	38,972
Issuances of common stock	148	-	1	2,173	-	-	-	2,174
Vesting of restricted stock units, net of forfeitures and tax withholdings	482	-	-	(5,048)	-	-	-	(5,048)
Share-based compensation expense	-	-	-	5,466	-	-	-	5,466
Repurchases of common stock	-	(911)	-	-	(18,847)	-	-	(18,847)
Balance at June 30, 2018	58,677	(13,572)	$59	$662,416	$(243,213)	$(20,885)	$311,825	$710,202

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$17,767	$40,679
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	8,848	13,613
Amortization expense	2,765	3,628
Share-based compensation expense	6,981	5,466
Deferred income taxes	4,808	(5,633)
Allowance for doubtful accounts receivable	1,167	6,894
Loss from disposition of discontinued operations	(49)	-
Other, net	297	39
Changes in assets and liabilities (net of acquisitions):
Accounts receivable, net and contract assets	(21,974)	(18,192)
Prepaid expenses and other assets	(2,431)	2,372
Accounts payable	1,916	(1,507)
Accrued liabilities	2,145	4,086
Accrued compensation-related costs	(23,270)	(27,124)
Income taxes payable	(9,476)	2,324
Lease liabilities and right-of-use assets	(1,410)	-
Other liabilities	(5,769)	(7,949)
Net cash (used in) provided by operating activities	(17,685)	18,696
Cash flows from investing activities:
Purchases of property and equipment	(8,454)	(7,455)
Acquisitions of businesses, net of cash acquired	(6,120)	-
Other, net	-	(19)
Net cash used in investing activities	(14,574)	(7,474)
Cash flows from financing activities:
Issuances of common stock	1,464	2,174
Repurchases of common stock	(74,244)	(18,847)
Dividend payments	(3,920)	-
Repayments to banks	-	(172,479)
Borrowings from banks	-	187,248
Distributions to non-controlling interest holder	(3,600)	-
Other, net	(3,847)	(6,218)
Net cash used in financing activities	(84,147)	(8,122)
Effect of exchange rate changes on cash and cash equivalents	112	(409)
Net (decrease) increase in cash and cash equivalents	(116,294)	2,691
Cash and cash equivalents at beginning of the period	206,920	8,449
Cash and cash equivalents at end of the period	$90,626	$11,140

Supplemental Unaudited Consolidated Cash Flow Information

(In thousands)

	For the six months ended
	June 30,
	2019	2018
Interest paid	$303	$2,610
Income taxes paid, net of refunds	$10,378	$5,726

See accompanying notes to unaudited consolidated financial statements.

NAVIGANT CONSULTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Navigant Consulting, Inc. (“Navigant,” the “Company,” “we,” “us,” or “our”) (NYSE: NCI) is a specialized, global professional services firm that helps clients take control of their future. Navigant’s professionals apply deep industry knowledge, substantive technical expertise, and an enterprising approach to help clients build, manage, and protect their business interests. With a focus on markets and clients facing transformational change and significant regulatory or legal pressures, Navigant primarily serves clients in the healthcare, energy, and financial services industries. Across a range of advisory, consulting, outsourcing, and technology/analytics services, we believe our practitioners bring sharp insights that pinpoint opportunities and deliver powerful results.

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

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2019.

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

Merger Agreement with Guidehouse LLP

On August 2, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Guidehouse LLP, a Delaware limited liability partnership (“Parent”), Isaac Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Sub”), and Navigant. Pursuant to the Merger Agreement, Sub will be merged with and into Navigant (the “Merger”), with Navigant continuing as the surviving corporation in the Merger.  As a result of the Merger, Navigant would become a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $28.00 in cash, without interest thereon, other than (i) shares that are held in our treasury or owned of record by any of our subsidiaries, (ii) shares owned of record by Parent, Sub or any of their respective subsidiaries, and (iii) shares held by stockholders who have not voted in favor of or consented to the adoption of the Merger Agreement and who have properly demanded appraisal of such shares and complied in all respects with all the provisions of the Delaware General Corporation Law concerning the right of holders of shares to require appraisal.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). This update amends the accounting requirements for leases by requiring recognition of lease liabilities and related right-of-use assets on the balance sheet. Lessees are required to recognize a lease liability measured on a discounted basis, which is the lessee’s obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted Topic 842 using the modified retrospective approach as of the effective date, January 1, 2019. We have recorded the cumulative effects on our balance sheet as of the effective date.  No adjustments were made to prior comparative periods. As a result of the adoption, there was no impact on net income or net assets. Due to the number of leases we are party to, the related obligations and right-of-use assets did have a material impact on gross assets and liabilities on our unaudited consolidated balance sheets (see Note 11 – Leases). The right-of-use asset balance reflects the impact of other liability amounts, specifically deferred rent that has been effectively reclassified. As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classification. Further, we also applied the practical expedient to combine, when applicable, lease and non-lease components. Leases with a term of 12 months or less are not recorded on the balance sheet.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). As a result of the adoption, we recorded a net increase to retained earnings as of January 1, 2018 of $0.2 million, net of tax, with the impact primarily relating to certain contracts that include variable consideration. For further discussion about our revenue recognition policy, see Note 4 – Revenue Recognition.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new guidance provides financial statement users with improved information about the expected credit losses on trade receivables and other financial instruments held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Navigant is currently evaluating the impact of adopting ASU 2016-13 but does not expect it to have a material impact on its consolidated financial statements.

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

The amounts attributable to each category of discontinued operations were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues before reimbursements	$-	$87,169	$-	$169,603
Total revenues	-	91,013	-	177,465
Cost of services including reimbursable expenses	-	60,168	-	118,655
General and administrative expenses	-	8,770	-	16,053
Amortization and depreciation expense	-	1,931	-	3,884
Interest expense	-	600	-	1,088
Income from disposition of discontinued operations	721	-	49	-
Other expense, net	-	28	-	57
Income from discontinued operations before income tax expense	721	19,516	49	37,728
Income tax (benefit) expense from discontinued operations	198	(3,182)	15	1,580
Income from discontinued operations, net of tax	523	22,698	34	36,148

Amounts recorded to discontinued operations in the six months ended June 30, 2019 were due to settlements of certain working capital amounts, as well as changes in estimates of other transaction related contingencies. Certain contingencies remain unresolved and are subject to finalization and settlement, which may result in further adjustments to the gain (loss) on disposition.

In addition to the purchase agreement for SaleCo, we entered into a Transition Services Agreement (the “TSA”) pursuant to which we provide Ankura with certain services to enable Ankura to operate SaleCo (the “TSA Services”). The TSA Services include information technology, finance and accounting, human resources and other corporate support services. Pursuant to the terms of the SaleCo transaction, the TSA Services were required to be provided to Ankura for a period of up to 6 months after the closing date for certain services, and then certain services were extended at Ankura’s option through August 31, 2019. Ankura has requested that we further extend certain of the TSA Services through February 29, 2020. Income related to the TSA Services has been recorded in general and administrative expenses.
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

Contract Assets and Liabilities

We define contract assets as revenues recognized for fixed-fee, event-based or performance-based arrangements for which we are not currently contractually able to bill. These contract assets are included in accounts receivable, net and contract assets within the unaudited consolidated balance sheets. As of June 30, 2019 and December 31, 2018, our contract assets were not material. In most cases, our typical fixed fee contracts allow for monthly billing.

We define contract liabilities as retainers and advance payments from or billings to our customers for services that have not yet been performed or earned. These liabilities are recorded within other current liabilities and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. As of June 30, 2019 and December 31, 2018, our contract liabilities were $21.6 million and $27.2 million, respectively. During the three and six months ended June 30, 2019, $5.3 million and $23.0 million were recognized into revenue from the opening balance. The remaining change related to amounts billed or payments received for work not yet performed.

Performance Obligations

For disclosure purposes, we apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with an enforceable duration of one year or less. We also apply the practical expedient to exclude those amounts for contracts in which we apply the right to invoice. The majority of our contracts include termination for convenience clauses which generally require 30 days’ notice with no penalty. The notice period required determines the contract duration resulting in very few agreements which are contractually enforceable beyond one year. As of June 30, 2019, we had approximately $127.3 million of remaining performance obligations of which approximately $52.9 million are expected to be satisfied beyond one year. These obligations mainly relate to Health System Solutions, LLC (“HSS”).

Service Types

As part of our professional service offerings, we provide managed services.  Our managed services revenue is predominantly generated by our Healthcare segment and includes revenue generated through HSS.  Managed services revenue for the three and six months ended June 30, 2019 was $60.6 million and $117.4 million, respectively and was $31.9 million and $63.3 million for the three and six months ended June 30, 2018.  Managed services made up 31% of total revenue before reimbursements for both the three and six months ended June 30, 2019, and 19% for both the three and six months ended June 30, 2018.

5.	SEGMENT INFORMATION

Our business is assessed and resources are allocated based on the following three reportable segments:

•

The Healthcare segment provides strategic, performance improvement, and business process management solutions. Clients of this segment include healthcare providers, physician enterprises, payers, government agencies and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, the implementation of an electronic health records system, and product planning and commercialization expertise.

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

Information on the segment operations has been summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues before reimbursements:
Healthcare	$127,431	$91,594	$246,434	$181,743
Energy	40,002	36,644	76,251	70,348
Financial Services Advisory and Compliance	29,134	36,986	60,011	74,578
Total revenues before reimbursements	$196,567	$165,224	$382,696	$326,669

Total revenues:
Healthcare	$136,502	$100,250	$263,071	$198,962
Energy	55,450	44,183	99,150	81,820
Financial Services Advisory and Compliance	31,104	40,280	63,697	81,999
Total revenues	$223,056	$184,713	$425,918	$362,781

Segment operating profit:
Healthcare	$40,137	$27,375	$76,892	$47,765
Energy	13,135	12,685	23,545	23,413
Financial Services Advisory and Compliance	6,383	13,387	11,614	28,223
Total segment operating profit	59,655	53,447	112,051	99,401

Segment reconciliation to income before income tax expense:
Reconciling items:
General and administrative expenses	35,968	34,912	71,135	71,991
Depreciation expense	4,262	4,943	8,848	9,940
Amortization expense	1,393	1,665	2,765	3,417
Other operating costs, net	-	2,295	32	3,278
Long-term compensation expense attributable to client-service employees (including share-based compensation expense)	3,493	1,344	5,116	2,789
Operating income	14,539	8,288	24,155	7,986
Interest and other (income) expense, net	(68)	651	(307)	1,721
Income from continuing operations before income tax expense	$14,607	$7,637	$24,462	$6,265

Total assets allocated by segment include accounts receivable, net and contract assets, certain retention-related prepaid assets, intangible assets, net and goodwill. The remaining assets are unallocated. Allocated assets by segment were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Healthcare	$422,586	$405,283
Energy	144,258	130,052
Financial Services Advisory and Compliance	80,573	85,250
Unallocated assets	260,814	296,962
Total assets	$908,231	$917,547

6.	GOODWILL AND INTANGIBLE ASSETS, NET

The changes made to the goodwill balances of our reporting units for the six months ended June 30, 2019 and the year ended December 31, 2018, were as follows (shown in thousands):

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2018	$294,283	$80,034	$48,040	$422,357
Acquisitions	3,237	-	-	3,237
Adjustments	(4)	-	(11)	(15)
Foreign currency translation	(17)	296	202	481
Goodwill at June 30, 2019	$297,499	$80,330	$48,231	$426,060

	Healthcare	Energy	Financial Services Advisory and Compliance	Total Company
Goodwill at December 31, 2017	$294,064	$80,109	$48,786	$422,959
Adjustments	365	200	(24)	541
Foreign currency translation	(146)	(275)	(722)	(1,143)
Goodwill at December 31, 2018	$294,283	$80,034	$48,040	$422,357

We performed our annual goodwill impairment test as of May 31, 2019 on our three reporting units using certain key assumptions. The key assumptions included: internal projections completed during our first quarter 2019 forecasting process; profit margin improvement generally consistent with our longer-term historical performance; assumptions regarding contingent revenue; revenue growth consistent with our longer-term historical performance, also considering our near-term investment plans and growth objectives; discount rates based on comparable discount rates for our peer group; revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples comparable to multiples for our peer group; Navigant-specific risk considerations; control premium; and cost of capital based on our historical experience.

As of May 31, 2019, the estimated fair value of our Healthcare, Energy and Financial Services Advisory and Compliance reporting units exceeded the fair value of invested capital by 33%, 37%, and 61%, respectively.

We have reviewed our most recent financial projections and considered the impact of changes to our business and market conditions on our goodwill valuation and determined that no events or conditions have occurred or are expected to occur that would trigger a need to perform an interim goodwill impairment test on our three reporting units. We will continue to monitor the factors and key assumptions used in determining the fair value of each of our continuing three reporting units. There can be no assurance that goodwill or intangible assets will not be impaired in the future. We will perform our next annual goodwill impairment test as of May 31, 2020.

Intangible assets consisted of (in thousands):

	June 30,	December 31,
	2019	2018
Intangible assets:
Customer lists and relationships	$108,110	$105,368
Non-compete agreements	23,035	22,923
Other	28,507	28,304
Intangible assets, at cost	159,652	156,595
Less: accumulated amortization	(145,523)	(142,429)
Intangible assets, net	$14,129	$14,166

Our intangible assets have estimated remaining useful lives ranging up to six years which approximate the estimated periods of consumption. We will amortize the remaining net book values of intangible assets over their remaining useful lives.  At June 30, 2019, our intangible assets categories were as follows (in thousands, except year data):

Category	Weighted Average Remaining Years	Amount
Customer lists and relationships, net	3.8	$12,832
Non-compete agreements, net	2.0	892
Other intangible assets, net	3.0	405
Total intangible assets, net	3.7	$14,129

Total amortization expense was $2.8 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively. The estimated annual aggregate amortization expense to be recorded related to intangible assets at June 30, 2019 is as follows (in thousands):

Year Ending December 31,	Amount
2019 (includes January - June)	$5,349
2020	4,195
2021	4,087
2022	937
2023	1,244
2024 and thereafter	990

7.	NET INCOME PER SHARE (EPS)

Income from continuing operations attributable to Navigant Consulting, Inc. was $8.6 million and $6.1 million for the three months ended June 30, 2019 and 2018, respectively and $13.3 million and $4.5 million for the six months ended June 30, 2019 and 2018, respectively. The components of basic and diluted shares (in thousands and based on the weighted average days outstanding for the periods) were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Basic shares	38,654	45,106	39,436	45,113
Employee stock options	113	171	130	162
Restricted stock units	821	1,235	885	1,390
Contingently issuable shares	28	37	61	27
Diluted shares	39,616	46,549	40,512	46,692
Antidilutive shares (1)	65	35	41	34

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

The amounts attributable to each category of share-based compensation expense were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization of restricted stock awards and restricted stock unit awards	$4,142	$1,663	$6,782	$4,437
Amortization of stock option awards	2	24	23	58
Discount given on employee stock purchase transactions through our Employee Stock Purchase Plan	68	73	176	179
Share-based compensation expense from continuing operations	4,212	1,760	6,981	4,674
Share-based compensation expense from discontinued operations	-	329	-	792
Total share-based compensation expense	$4,212	$2,089	$6,981	$5,466

Total share-based compensation expense consisted of the following (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of services before reimbursable expenses	$2,685	$673	$3,324	$1,438
General and administrative expenses	1,527	1,087	3,657	3,236
Share-based compensation expense from continuing operations	4,212	1,760	6,981	4,674
Share-based compensation expense from discontinued operations	-	329	-	792
Total share-based compensation expense	$4,212	$2,089	$6,981	$5,466

Share-based compensation expense attributable to client-service employees was included in cost of services before reimbursable expenses. Share-based compensation expense attributable to corporate management and support personnel was included in general and administrative expenses. For further information on discontinued operations see Note 3 – Dispositions and Discontinued Operations.

At June 30, 2019, we had $15.3 million of total compensation costs related to unvested share-based awards that have not been recognized as share-based compensation expense. The compensation costs will be recognized as an expense over the remaining vesting periods. The weighted average remaining vesting period is approximately two years. During the six months ended June 30, 2019, we granted an aggregate of 733,775 share-based awards, consisting of restricted stock awards and units with an aggregate fair value of $15.2 million at the time of grant. These grants include certain awards that vest based on relative achievement of pre-established performance criteria.

9.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

Accounts Receivable, Net and Contract Assets

The components of accounts receivable, net and contract assets, were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Billed amounts	$122,835	$116,190
Engagements in process and contract assets	89,003	74,633
Allowance for uncollectible billed amounts	(8,429)	(7,815)
Allowance for uncollectible engagements in process	(2,589)	(3,085)
Accounts receivable, net and contract assets	$200,820	$179,923

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

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid recruiting and retention incentives - current	$6,021	$4,552
Other current prepaid expenses and other current assets	19,178	17,960
Prepaid expenses and other current assets	$25,199	$22,512

Other Assets

The components of other assets were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid recruiting and retention incentives - non-current	$3,981	$2,654
Other prepaid expenses and other non-current assets	3,964	5,990
Other assets	$7,945	$8,644

  Prepaid recruiting and retention incentives, current and non-current, include sign-on and retention bonuses that are generally recoverable from an employee if the employee voluntarily terminates employment or if the employee’s employment is terminated for “cause” prior to fulfilling his or her obligations to us. These amounts are amortized as compensation expense over the periods in which they are recoverable from the employees, with periods up to six years. During the six months ended June 30, 2019 and 2018, we granted $6.6 million and $3.9 million, respectively, in sign-on and retention bonuses.

Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Furniture, fixtures and equipment	$53,309	$55,619
Software	79,188	86,225
Leasehold improvements	47,015	47,097
Property and equipment, at cost	179,512	188,941
Less: accumulated depreciation and amortization	(116,840)	(125,916)
Property and equipment, net	$62,672	$63,025

During the six months ended June 30, 2019, we invested $8.5 million in property and equipment.  In addition, we retired $17.8 million of fully-depreciated computer equipment and software.

Other Current Liabilities

The components of other current liabilities were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Deferred acquisition liabilities - current	$987	$969
Contract liabilities	21,553	28,909
Deferred rent - current	-	2,656
Other current liabilities	1,339	1,510
Total other current liabilities	$23,879	$34,044

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Deferred acquisition liabilities - non-current	$757	$710
Deferred rent - non-current	-	21,648
Other non-current liabilities	2,061	2,919
Total other non-current liabilities	$2,818	$25,277

 Deferred acquisition liabilities, current and non-current, at June 30, 2019 consisted of cash obligations related to definitive and contingent purchase price considerations recorded at fair value and net present value, respectively. See Note 13 – Fair Value for additional information regarding deferred contingent consideration fair value adjustments.

As a result of the adoption of Topic 842, deferred rent amounts as of January 1, 2019 are reflected in the operating lease right-of-use assets.  See Note 2 – Recent Accounting Pronouncements to the notes to our unaudited consolidated financial statements for further information.

At June 30, 2019, other non-current liabilities included $0.8 million of performance-based long-term incentive compensation liabilities. As part of our long-term incentive program for select senior-level client-service employees and leaders, we grant restricted stock units which typically vest three years from the grant date. The value of equity granted is based on the relative achievement of certain performance targets during the year prior to grant.

Contract liabilities represent advance billings to our clients for services that have not yet been performed and earned. See Note 4 – Revenue Recognition for information on contract liabilities.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss attributable to Navigant Consulting, Inc. was as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Unrealized loss on foreign exchange:
Balance at beginning of period	$(6,971)	$(17,939)	$(6,529)	$(19,308)
Unrealized gain (loss) on foreign exchange	1,042	(3,406)	600	(2,037)
Balance at end of period	$(5,929)	$(21,345)	$(5,929)	$(21,345)

Unrealized gain on derivatives:
Balance at beginning of period	$-	$387	$-	$130
Unrealized gain on derivatives in period, net of reclassification	-	112	-	362
Reclassified to interest expense	-	(54)	-	(44)
Income tax expense	-	15	-	12
Balance at end of period	$-	$460	$-	$460

			2019	2018
Accumulated other comprehensive loss at June 30,			$(5,929)	$(20,885)

11.	LEASES

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

The components of lease expense were as follows (in thousands):

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$5,856	$11,746
Variable lease costs	2,891	5,805
Short term lease costs	159	448
Sublease income	(1,737)	(3,517)
Total net lease cost	$7,169	$14,482

Supplemental balance sheet information related to leases:

June 30,
2019
Weighted average remaining lease term (in years):
Operating leases	6

Weighted average discount rate:
Operating leases	5.4%

The discount rates applied to each lease reflect our estimated incremental borrowing rate. This includes an assessment of our credit position to determine the rate that we would have to pay to borrow, on a collateralized basis for similar terms.

Supplemental cash flow and other information related to leases was as follows (in thousands):

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in lease liabilities	$6,588	$13,302
ROU assets obtained in exchange for lease liabilities	$1,503	$3,704

Future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

June 30,
2019
2019 (excluding the six months ended June 30, 2019)	$14,525
2020	25,750
2021	20,674
2022	14,657
2023	12,785
2024 and thereafter	34,872
Total lease payments	$123,263
Less: imputed interest	(19,362)
Total	$103,901

As of June 30, 2019, we have an additional operating lease that has not yet commenced with obligations of $0.8 million. This operating lease is expected to commence in 2019 with a lease term of 5 years.

Future minimum annual lease payments for the years subsequent to December 31, 2018 and in the aggregate were as follows (shown in thousands):

Year ending December 31,	Amount
2019	$27,496
2020	25,583
2021	20,742
2022	14,747
2023	12,873
2024 and thereafter	35,077
$136,518

Rent expense for operating leases was $25.3 million for the year ended December 31, 2018.
12.	BANK DEBT

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

We had no aggregate borrowings outstanding at June 30, 2019 or at December 31, 2018. Based on our financial covenants at June 30, 2019, approximately $347.5 million in additional borrowings were available to us under the credit facility. At June 30, 2019, we had $2.2 million of unused letters of credit under our credit facility, which have been included as a reduction in the available borrowings above. The letters of credit are primarily related to the requirements of certain lease agreements for office space.

At our option, borrowings under the credit facility bear interest at a variable rate equal to an applicable base rate or LIBOR, in each case plus an applicable margin. For LIBOR loans, the applicable margin varies depending upon our consolidated leverage ratio (the ratio of total funded debt to adjusted EBITDA, as defined in the credit agreement). At June 30, 2019, the applicable margins on LIBOR and base rate loans were 1.00% and 0.00%, respectively. Depending upon our performance and financial condition, our LIBOR loans will have applicable margins varying between 1.00% and 2.00%, and our base rate loans have applicable margins varying between 0.00% and 1.00%.

Our credit agreement contains certain financial covenants, including covenants that require that we maintain a consolidated leverage ratio of not greater than 3.5:1, with certain exceptions as defined in the agreement, and a consolidated interest coverage ratio (the ratio of the sum of adjusted EBIT, as defined in the credit agreement, to cash interest expense) of not less than 2.0:1. At June 30, 2019, under the definitions in the credit agreement, our consolidated leverage ratio was 0.0:1 and our consolidated interest coverage ratio was 114.2:1. In addition, the credit agreement contains customary affirmative and negative covenants (subject to exceptions), including covenants that in certain circumstances limit our ability to incur liens or other encumbrances, make investments and acquisitions, incur indebtedness, enter into mergers, consolidations and asset dispositions, pay cash dividends after the occurrence of an event of default, change the nature of our business and engage in transactions with affiliates, as well as customary provisions with respect to events of default. We were in compliance with the covenants contained in our credit agreement at June 30, 2019; however, there can be no assurances that we will remain in compliance in the future.

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

The following table summarizes the changes in deferred contingent acquisition liabilities (in thousands):

	For the six months ended
	June 30,
	2019	2018
Beginning Balance	$710	$3,870
Accretion of acquisition-related contingent consideration	47	100
Payments	-	(2,356)
Ending Balance	$757	$1,614

We consider the recorded value of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, net and contract assets and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2019 based upon the short-term nature of the assets and liabilities. As of June 30, 2019, we had minimal financial assets and liabilities measured at fair value on a recurring basis.

14. PENDING TRANSACTION ACTIVITY

On August 2, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Guidehouse LLP, a Delaware limited liability partnership (“Parent”), Isaac Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Sub”), and Navigant. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by our board of directors (our “Board”).

Merger.  The Merger Agreement provides for, among other things, the merger of Sub with and into Navigant on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with Navigant continuing as the surviving corporation in the Merger.  As a result of the Merger, Navigant would become a wholly owned subsidiary of Parent.

Merger Consideration.  Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.001 per share, (our “common stock”) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $28.00 in cash, without interest thereon (the “Merger Consideration”), other than (i) shares that are held in our treasury or owned of record by any of our subsidiaries, (ii) shares owned of record by Parent, Sub or any of their respective subsidiaries, and (iii) shares held by stockholders who have not voted in favor of or consented to the adoption of the Merger Agreement and who have properly demanded appraisal of such shares and complied in all respects with all the provisions of the Delaware General Corporation Law concerning the right of holders of shares to require appraisal.

Treatment of Outstanding Equity Awards.  Pursuant to the terms of the Merger Agreement,

•

outstanding Navigant stock options will be fully vested and cancelled, and each holder of a cancelled Navigant stock option will receive a payment in cash, without interest, equal to the product of (i) the total number of shares subject to the cancelled Navigant stock option and (ii) the excess, if any, of (A) the Merger Consideration over (B) the exercise price per share subject to the cancelled Navigant stock option, less any applicable withholding taxes;

•

outstanding and unvested Navigant restricted stock unit awards (other than any restricted stock unit award held by Navigant’s non-employee directors) will be assumed and converted into the right to receive an amount in cash equal to (i) with respect to restricted stock unit awards subject to performance conditions (A) that have ended prior to the Effective Time, the product of (1) the Merger Consideration and (2) the number of restricted stock units subject to Navigant restricted stock unit award as of immediately prior to the Effective Time based on actual performance and (B) that have not ended prior to the Effective Time, the product of (1) the Merger Consideration and (2) the number of restricted stock units subject to Navigant restricted stock unit award assuming performance at 100% of target levels and (ii) with respect to restricted stock unit awards subject solely to time-based vesting, the product of (A) the Merger Consideration and (B) the number of restricted stock units subject to Navigant restricted stock unit award, in each case, subject to the same time-based vesting conditions and settlement dates as in effect as of immediately prior to the Effective Time and accelerated vesting in the event of the holder’s qualifying termination of employment within two years following the Merger;

•

outstanding and unvested Navigant restricted stock unit awards held by non-employee directors of Navigant will be fully vested and cancelled, and each holder of a cancelled restricted stock unit award will receive a payment in cash, without interest, equal to the product of (i) the Merger Consideration and (ii) the total number of shares subject to the cancelled restricted stock unit award.

Closing Conditions. The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, (ii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated, (iii) the absence of any law, order, injunction or decree by any governmental entity rendering the Merger illegal, or prohibiting, enjoining, restraining or otherwise preventing the Merger and (iv) certain other customary closing conditions. The consummation of the Merger is not subject to a financing condition.

Representations, Warranties and Covenants; Non-Solicitation. The Merger Agreement contains customary representations, warranties and covenants of Navigant, Parent and Sub. The representations and warranties made by Navigant are qualified by disclosures made in its disclosure letter and Securities and Exchange Commission (“SEC”) filings.  The covenants include an obligation of Navigant, subject to certain exceptions, from the date of the Merger Agreement through the Effective Time, to use commercially reasonable efforts to, and cause each of its subsidiaries to use commercially reasonable efforts to, conduct its operations in all material respects in the ordinary course of business consistent with past practice.  The Merger Agreement also contains covenants by Navigant not to participate in any discussions or negotiations with any person making any proposal for a competing transaction, and requiring our Board to recommend to Navigant’s stockholders that they approve the transactions contemplated by the Merger Agreement, in each case subject to certain exceptions. Our Board may change its recommendation in certain circumstances specified in the Merger Agreement in response to an unsolicited proposal for a Competing Proposal that would constitute a Superior Proposal or following a Company Intervening Event (as each such term is defined in the Merger Agreement) but only if certain conditions are satisfied with respect thereto and Navigant complies with its obligations in respect thereto.  Under the Merger Agreement, each of Navigant and Parent has also agreed to use reasonable best efforts to consummate the Merger, including using best efforts to obtain all required regulatory approvals.

Termination; Termination Fees. The Merger Agreement also provides for certain termination rights for both Navigant and Parent, including the right of Navigant to terminate the Merger Agreement to accept a Superior Proposal, subject to specified limitations.  In addition, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by December 30, 2019. Upon termination of the Merger Agreement under certain circumstances, Navigant would be obligated to pay Parent a termination fee of $30,900,000.00. Upon termination of the Merger Agreement under certain circumstances, Parent would be obligated to pay Navigant a termination fee of $67,500,000.00 (the “Parent Termination Fee”).

Equity Financing.  Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which will be used by Parent to pay the Merger Consideration and all related fees and expenses.  The Veritas Capital Fund VI, L.P. has committed to capitalize Parent with an equity contribution and has provided Navigant with a limited guarantee in favor of Navigant guaranteeing the payment of certain monetary obligations that may be owed by Parent pursuant to the Merger Agreement, in an amount up to the Parent Termination Fee, that may become payable by Parent, subject to the terms and conditions set forth in the limited guarantee.

Debt Financing.  Pursuant to the terms and conditions set forth in a debt commitment letter dated August 2, 2019 (the “Debt Commitment Letter”), certain parties identified therein as the Commitment Parties (collectively, the “Lenders”) have committed to provide Parent with debt financing in an amount greater than or equal to the full amount of the debt financing required to consummate the Merger on the terms contemplated by the Merger Agreement. The obligation of the Lenders under the Debt Commitment Letter is subject to a number of customary conditions.

Additional information about the Merger Agreement and the related transactions can be found in Navigant’s Current Report on Form 8-K filed with the SEC on August 2, 2019.

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

Revenues and Expenses

Our clients’ demand for our services ultimately drives our revenues and expenses. We derive our revenues from fees on services provided. The most common type of contract through which our revenues are generated is on a time and materials basis. We also have engagements where fees are a fixed amount (either in total or for a period of time). To a lesser extent, we may also earn incremental revenues, in addition to hourly or fixed fees, which are contingent on the attainment of certain event-based or performance-based contractual milestones or outcomes. We estimate and recognize the revenue from such variable fees over the period of performance to the extent that it is probable that a significant reversal will not occur. Variations in our quarterly or annual revenues and resulting operating profit margins may occur depending on, among other things, our ability to estimate fees associated with contingent outcomes or, in other certain contracts, our ability to achieve performance metrics indicative of the value provided to the client, and therefore to be recognized in the period. Revenues are also earned on a per unit or subscription basis.

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

Additional Highlight

On April 10, 2018, we announced that we formed Health System Solutions, LLC (“HSS”) with Baptist Health South Florida, in which we own a 60% interest.  The operations of HSS, which began in July 2018, are fully consolidated. Through HSS, we leverage the business process management services team within our Healthcare segment to help drive efficiencies and improved revenue collection, cash flow and cost management for Baptist Health South Florida’s health systems.

Results of Operations

Key highlights of our results of operations for the three months ended June 30, 2019 compared to the corresponding period in the prior year were:

Revenues before reimbursements (“RBR”) increased 19.0% over the prior year period. RBR increased mainly due to managed services engagements, including the engagements of HSS and Healthcare and Energy consulting, which were partially offset by the wind-down of a large monitorship engagement within our Financial Services Advisory and Compliance segment. Event-based fees for the three months ended June 30, 2019 and 2018 were $9.3 million and $2.1 million, respectively, mainly due to HSS. Cost of services before reimbursable expenses increased 24.1% mainly due to HSS and increased hiring for other managed services engagements. General and administrative expenses increased 3.0% mainly due to higher corporate development costs and incremental costs as a result of HSS. In addition, while compensation and benefits and computer expenses were higher due to maintenance of resources to support the TSA with Ankura, these costs were largely offset by fees earned under the TSA. Our effective income tax rate for the three months ended June 30, 2019 and 2018 was 25.2% and 19.8%, respectively. Net income attributable to Navigant Consulting, Inc. for the three months ended June 30, 2019 and 2018 was $9.1 million and $28.8 million, respectively.

Key highlights of our results of operations for the six months ended June 30, 2019 compared to the corresponding period in the prior year were:

RBR increased 17.2% over the prior year period for reasons discussed above. Event-based fees for the six months ended June 30, 2019 and 2018 were $17.4 million and $5.3 million, respectively, mainly due to HSS. Cost of services before reimbursable expenses increased 19.9% mainly due to HSS and increased hiring for other managed services engagements. General and administrative expenses decreased 1.2%. Our effective income tax rate for the six months ended June 30, 2019 and 2018 was 27.5% and 27.7%, respectively. Net income attributable to Navigant Consulting, Inc. for the six months ended June 30, 2019 and 2018 was $13.4 million and $40.7 million, respectively.

			2019 over			2019 over
			2018			2018
	For the three months ended		Increase	For the six months ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2019	2018	Percentage	2019	2018	Percentage
Key operating metrics:
Average FTE
-Consulting	1,398	1,358	2.9	1,401	1,365	2.6
-Managed Services	3,801	2,742	38.6	3,750	2,807	33.6
-Centralized Client Support	138	74	86.5	138	76	81.6
-Non-billable	806	739	9.1	801	736	8.8
Period end FTE
-Consulting	1,403	1,359	3.2	1,403	1,359	3.2
-Managed Services	3,823	2,753	38.9	3,823	2,753	38.9
-Centralized Client Support	141	78	80.8	141	78	80.8
-Non-billable	808	740	9.2	808	740	9.2
Average bill rate	$260	$251	3.6	$257	$255	0.8
Utilization	71%	73%	(2.7)	71%	73%	(2.7)

Key Operating Metrics

In the first quarter 2019, we formed the Centralized Client Support group.  This FTE group includes individuals in our data analytics and robotics process automation centers of excellence that were previously classified as Non-Billable FTEs (which was recast in prior period FTE reported above), as well as some data analytics resources that were previously de-centralized and included in Consulting FTEs (which was not recast in the prior period FTE data reported above). The increase in average Centralized Client Support FTE primarily relates to the centralization of an analytic team located both in the U.S. and in India, which was done to create cross-company efficiencies for corporate and practice support functions and not recast in prior period FTE. The prior periods’ Non-Billable FTE data now reported as Centralized Client Support has been recast to conform to the current period presentation.

Average FTE – Consulting increased 2.9% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase was due to hiring to meet increasing demand in our Healthcare and Energy segments, partially offset by planned and unplanned reductions within our Financial Services Advisory and Compliance segment and the transfer of certain Consulting FTE to the Centralized Client Support group discussed above. Average Managed Services FTE increased 38.6% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, mainly due to the formation of HSS in the third quarter 2018.  Average Non-billable FTE increased 9.1% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, mainly due to hires in U.S. and India to support expected business growth. Utilization levels were 71% and 73% for the three months ended June 30, 2019 and 2018, respectively. Average bill rate increased 3.6% to $260 over the same periods, primarily attributable to project mix.

Average FTE – Consulting increased 2.6% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Average Managed Services FTE increased 33.6% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Average Non-billable FTE increased 8.8% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Utilization levels were 71% and 73% for the six months ended June 30, 2019 and 2018, respectively. Average bill rate increased 0.8% to $257 over the same periods.  The changes in these metrics resulted from the same reasons discussed in the preceding paragraphs.

Results for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Revenue before Reimbursements. See segment results below for further discussion on RBR.

Cost of Services before Reimbursable Expenses. Cost of services before reimbursable expenses increased 24.1% for the three months ended June 30, 2019 compared to three months ended June 30, 2018, mainly due to increased wages and benefits expense relating to recent hires and the formation of HSS. Severance expense relating to Client-Service FTE was $0.6 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively.

Cost of services before reimbursable expenses increased 19.9% for the six months ended June 30, 2019 compared to six months ended June 30, 2018, mainly due to increased wages and benefits expense relating to recent hires and the formation of HSS. Severance expense relating to Client-Service FTE was $1.2 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses increased 3.0% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 mainly due to higher corporate development costs and incremental costs as a result of HSS. In addition, while compensation and benefits and computer expenses were higher due to maintenance of resources to support the TSA with Ankura, these costs were largely offset by fees earned under the agreement. Severance expense for the three months ended June 30, 2019 and 2018 was $0.1 million and nil, respectively.

General and administrative expenses as a percent of RBR were 18.3% for the three months ended June 30, 2019 as compared to 21.1% for three months ended June 30, 2018. The decrease mainly relates to the increase in RBR for the three months ending June 30, 2019 compared to June 30, 2018.

General and administrative expenses decreased 1.2% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Increases discussed in the paragraph above were offset by lower bad debt expense and savings due to changes in company benefits. Bad debt expense for the six months ended June 30, 2019 and 2018 was $1.2 million and $2.9 million, respectively. Severance expense for the six months ended June 30, 2019 and 2018 was $0.2 million and nil, respectively.

General and administrative expenses as a percent of RBR were 18.6% for the six months ended June 30, 2019 as compared to 22.0% for the six months ended June 30, 2018. The decrease mainly relates to the increase in RBR as well as the reduction in bad debt expense for the six months ending June 30, 2019 compared to June 30, 2018. In addition, we continue to incur expenses for resources to support the TSA with Ankura, which are offset by reimbursements per the agreement.

Depreciation Expense. Depreciation expense decreased 13.8% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased 11.0% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.   The decrease was mainly a result of fully depreciated computer software and hardware.

Amortization Expense. Amortization expense decreased 16.3% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased 19.1% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily due to lower acquisition activity in the recent years.

Interest Expense. Interest expense decreased 65.2% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased 63.5% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the repayment of debt in the third quarter of 2018 using proceeds from the SaleCo transaction.

Interest Income. Interest income increased $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased $0.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 mainly due to higher short-term investment balances in the current year period from the proceeds of the SaleCo transaction.

Income Tax Expense. Our effective income tax rate fluctuates based on the mix of income earned in various tax jurisdictions, including U.S. state and foreign jurisdictions.

The effective tax rate on a continuing operations basis for the three months ended June 30, 2019 and 2018 was 25.2% and 19.8%, respectively. The increase in the effective income tax rate for the three months ended June 30, 2019 compared to the corresponding period in 2018 is a direct result of excess tax benefits associated with the vesting or exercise of share-based payments.  The tax benefits were higher for the three months ended June 30, 2018 compared to the three months ended June 30, 2019 which triggered a lower tax rate in the prior period.

The effective income tax rate on a continuing operations basis for the six months ended June 30, 2019 and 2018 was 27.5% and 27.7%, respectively. The decrease in the effective income tax rate for the six months ended June 30, 2019 compared to the corresponding period in 2018 is a direct result of increased earnings as well as favorable change in the mix of pre-tax income attributable to lower tax rate jurisdictions.

Other operating costs. Other operating costs for the three months ended June 30, 2019 and 2018 were nil and $2.3 million, respectively.  In 2018, we incurred legal costs relating to shareholder proxy contest as well as costs relating to the disposition of SaleCo.

Other operating costs for the six months ended June 30, 2019 and 2018 were nil and $3.3 million, respectively.  In addition to the costs mentioned above, we also recorded a software impairment in 2018.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, decreased $22.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased $36.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The decrease was due to the divestiture of SaleCo, completed in the third quarter of 2018 (See Note 3 – Dispositions and Discontinued Operations to the notes to our unaudited consolidated financial statements).

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

Healthcare
			2019 over			2019 over
			2018			2018
	For the three months		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2019	2018	Percentage	2019	2018	Percentage
Revenues before reimbursements (in 000s)	$127,431	$91,594	39.1	$246,434	$181,743	35.6
Total revenues (in 000s)	$136,502	$100,250	36.2	$263,071	$198,962	32.2
Segment operating profit (in 000s)	$40,137	$27,375	46.6	$76,892	$47,765	61.0
Key segment operating metrics:
Segment operating profit margin	31.5%	29.9%	5.4	31.2%	26.3%	18.6
Average FTE - Consulting	668	622	7.4	661	635	4.1
Average FTE - Managed Services	3,497	2,570	36.1	3,445	2,638	30.6
Average utilization rates based on 1,850 hours	74%	73%	1.4	75%	72%	4.2
Average bill rate	$277	$255	8.6	$279	$263	6.1

The Healthcare segment provides strategic, performance improvement, and business process management solutions. Clients of this segment include healthcare providers, physician enterprises, payers, government agencies and life sciences companies. We help clients respond to market legislative changes such as the shift to an outcomes and value-based reimbursements model, ongoing industry consolidation and reorganization, Medicaid expansion, the implementation of a new electronic health records system, and product planning and commercialization expertise.

Three months ended June 30, 2019 compared to corresponding period in 2018

RBR for this segment increased 39.1% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The segment experienced increases in RBR resulting from higher demand and converted sales pipeline from consulting engagements and contributions from our managed services engagements, including strong performance from HSS which began operations in the third quarter of prior year. Event-based fees were $9.3 million and $2.1 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

Average FTE – Consulting increased 7.4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to hiring in order to meet demand of new engagements. Average FTE – Managed Services increased 36.1% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 mainly due to the formation of HSS. Consulting utilization increased 1.4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Average bill rate increased 8.6% to $277, mainly due to a change in project mix.

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, segment operating profit and segment operating profit margin increased $12.8 million and 1.6 percentage points, respectively, mainly due to the higher demand for consulting services as well as growth at HSS. Severance expense for the three months ended June 30, 2019 and 2018 was $0.3 million.

Six months ended June 30, 2019 compared to corresponding period in 2018

RBR for this segment increased 35.6% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 for reasons discussed above. In addition, event-based fees were $17.4 million and $5.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Average FTE – Consulting increased 4.1% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to hiring in order to meet demand of new engagements and a small group hire in January 2019. Average FTE – Managed Services increased 30.6% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 mainly due to the formation of HSS. Consulting utilization increased 4.2% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to higher demand for consulting engagements. Average bill rate increased 6.1% to $279, mainly due to a change in project mix.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, segment operating profit and segment operating profit margin increased $29.1 million and 4.9 percentage points, respectively, mainly due to the higher demand for consulting services as well as growth at HSS. In addition, severance expense for the six months ended June 30, 2019 and 2018 was $0.4 million and $1.9 million, respectively.

Energy
			2019 over			2019 over
			2018			2018
	For the three months ended		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2019	2018	Percentage	2019	2018	Percentage
Revenues before reimbursements (in 000s)	$40,002	$36,644	9.2	$76,251	$70,348	8.4
Total revenues (in 000s)	$55,450	$44,183	25.5	$99,150	$81,820	21.2
Segment operating profit (in 000s)	$13,135	$12,685	3.5	$23,545	$23,413	0.6
Key segment operating metrics:
Segment operating profit margin	32.8%	34.6%	(5.2)	30.9%	33.3%	(7.2)
Average FTE - Consulting	456	437	4.3	451	437	3.2
Average FTE - Managed Services	62	56	10.7	61	56	8.9
Average utilization rates based on 1,850 hours	69%	71%	(2.8)	68%	69%	(1.4)
Average bill rate	$214	$223	(4.0)	$207	$215	(3.7)

The Energy segment provides full lifecycle solutions that help clients transform their businesses in a rapidly changing energy environment, manage complexity and accelerate operational performance, meet compliance requirements, and transform their organizations and systems. In addition, we provide a broad array of benchmarking, data and market research capabilities related to the energy sector.

Three months ended June 30, 2019 compared to corresponding period in 2018

RBR for this segment increased 9.2% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was driven by strong demand from government and commercial clients for consulting services, particularly in North America.

Average FTE – Consulting increased 4.3% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to hiring to meet future anticipated demand, partially offset by FTE transferred to the Centralized Client Support group.

Utilization decreased slightly for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Average bill rate decreased 4.0% to $214, mainly due to project mix.

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, segment operating profit and segment operating profit margin increased $0.5 million and decreased 1.8 percentage points, respectively, mainly due to the strong demand in North America partially offset by lower backlog in consulting in Europe and decreased sales for subscription and research services. In addition, severance expense for the three months ended June 30, 2019 and 2018 was $0.3 million and nil, respectively.

Six months ended June 30, 2019 compared to corresponding period in 2018

RBR for this segment increased 8.4% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the same reasons discussed above.

Average FTE – Consulting increased 3.2% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Utilization remained relatively flat for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Average bill rate decreased 3.7% to $207. The changes in these metrics are the result of reasons similar to those discussed above.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, segment operating profit and segment operating profit margin increased $0.1 million and decreased 2.4 percentage points, respectively, mainly due to the impact of an all-hands segment meeting in the first quarter 2019 and lower RBR in Europe and for subscription and research services. In addition, severance expense for the six months ended June 30, 2019 and 2018 was $0.3 million and nil, respectively.

Financial Services Advisory and Compliance
			2019 over			2019 over
			2018			2018
	For the three months ended		Increase	For the six months		Increase
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2019	2018	Percentage	2019	2018	Percentage
Revenues before reimbursements (in 000s)	$29,134	$36,986	(21.2)	$60,011	$74,578	(19.5)
Total revenues (in 000s)	$31,104	$40,280	(22.8)	$63,697	$81,999	(22.3)
Segment operating profit (in 000s)	$6,383	$13,387	(52.3)	$11,614	$28,223	(58.8)
Key segment operating metrics:
Segment operating profit margin	21.9%	36.2%	(39.5)	19.4%	37.8%	(48.7)
Average FTE - Consulting	274	299	(8.4)	289	293	(1.4)
Average FTE - Managed Services	242	116	108.6	244	113	115.9
Average utilization rates based on 1,850 hours	65%	81%	(19.8)	64%	83%	(22.9)
Average bill rate	$290	$280	3.6	$283	$291	(2.7)

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

Three months ended June 30, 2019 compared to corresponding period in 2018

RBR for this segment decreased 21.2% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in RBR was primarily due to the wind-down of a large monitorship engagement coupled with continued softness in demand, as segment leadership works to rebuild and convert the sales pipeline.

Average FTE – Consulting decreased 8.4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to staff reductions to better align resources with revenue levels. Average FTE – Managed Services increased 108.6% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to hiring for a new managed services engagement for a client’s outsourcing of anti-money laundering and transaction monitoring capabilities. Utilization decreased 19.8% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, mainly due to the particularly high level in the prior year as well as the lower volume of work in the second quarter of 2019 discussed above. Average bill rate increased 3.6% to $290 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to project mix.

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, segment operating profit decreased $7.0 million and segment operating profit margin decreased 14.3 percentage points due to reasons discussed above.

Six months ended June 30, 2019 compared to corresponding period in 2018

RBR for this segment decreased 19.5% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in RBR was primarily due the same reasons discussed above.

Average FTE – Consulting remained flat for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Average FTE – Managed Services increased 115.9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Utilization decreased 22.9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Average bill rate decreased 2.7% to $283 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Changes for these metrics were due to the same reasons discussed above.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, segment operating profit decreased $16.6 million and segment operating profit margin decreased 18.4 percentage points driven by lower RBR and higher wages and benefits relating to hiring during 2018 and costs of investments for future growth, including senior hires.

Liquidity and Capital Resources

Our cash flow activities were as follows (in thousands) for the six months ended June 30,

	2019	2018
Net cash used in (provided by) operating activities	$(17,685)	$18,696
Net cash used in investing activities	$(14,574)	$(7,474)
Net cash used in financing activities	$(84,147)	$(8,122)

Generally, our primary sources of cash are cash flows from operations and borrowings under our credit facility. First quarter operating cash requirements are generally higher due to payment of our annual employee compensation bonuses, while subsequent quarters’ operating cash requirements are generally lower. Our cash equivalents are primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less.

We calculate accounts receivable days sales outstanding (“DSO”) by dividing the accounts receivable balance, net of reserves and deferred revenue credits, at the end of the quarter, by daily revenues. Daily revenues are calculated by taking quarterly revenue divided by 90 days, approximately equal to the number of days in a quarter. DSO was 72 days at June 30, 2019.

Operating Activities

Net cash used in operating activities was $17.7 million for the six months ended June 30, 2019 compared to cash provided by operating activities of $18.7 million for the six months ended June 30, 2018. The change for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to lower net income as a result of the SaleCo transaction and higher working capital needs.

Investing Activities

Net cash used by investing activities was $14.5 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due higher capital expenditures, as well as acquisition related activities during the first quarter 2019.

Financing Activities

Net cash used in financing activities was $84.1 million and $8.1 million for the six months ended June 30, 2019 and 2018, respectively. The six months ended June 30, 2018 include borrowings due to bonus payments, while during the six months ended June 30, 2019 we used excess cash for such purposes. Common stock purchases using excess cash were $55.4 million higher for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The six months ended June 30, 2019 include a $3.9 million dividend payment, as we started paying quarterly dividends in the third quarter of 2018.

Debt, Commitments and Capital

For further information regarding our debt, see Note 12 – Bank Debt to the notes to our unaudited consolidated financial statements. For further information regarding our lease commitments, see Note 11 – Leases to the notes to our unaudited consolidated financial statements.

Since the inception of our share repurchase program through June 30, 2019, we have repurchased an aggregate of 19,148,646 shares of our common stock for approximately $355.9 million. At June 30, 2019, we had approximately $166.8 million remaining for share repurchases under the Board authorization effective May 1, 2019. On April 18, 2019, our Board amended the existing program, allowing for the repurchase of up to $175.0 million of our common stock effective as of May 1, 2019 through December 31, 2021. See Part II, Item 2 of this report for additional information on the share repurchases made during the six months ended June 30, 2019.

We believe that our current cash and cash equivalents, future cash flows from operations and available borrowings under our credit facility will provide adequate liquidity to fund anticipated short-term and long-term operating activities. However, in the event we make significant cash expenditures in the future for major acquisitions or other unanticipated activities, we may require more liquidity than is currently available to us under our credit facility and may need to raise additional funds through debt or equity financing, as appropriate. In addition, if our lenders are not able to fund their commitments due to disruptions in the financial markets or otherwise, our liquidity could be negatively impacted.

Off-balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future impact on our financial condition or results of operations.

Critical Accounting Policies

On January 1, 2019 we adopted Topic 842, see Note 2 – Recent Accounting Pronouncements and Note 11 – Leases to the notes to our financial statements for updates to our accounting for leases. Other than the above, there have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2018 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2019, our cash equivalents were primarily limited to money market accounts or ‘A’ rated securities, with maturity dates of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates rise. Because of the short periods to maturity of these instruments, an increase in interest rates would not have a material effect on our financial position or results of operations.

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At June 30, 2019, we had net assets of approximately $17.3 million with a functional currency of the Canadian Dollar and $11.1 million with a functional currency of the Euro and $4.2 million with a functional currency of the U.K. Pound Sterling related to our non-U.S. operations. At June 30, 2019, we had net assets denominated in non-functional currencies of approximately $3.7 million. As such, a ten percent change in the value of the local currencies would have resulted in a $0.4 million foreign currency gain or loss in our results of operations. Excess cash balances held outside the U.S. are immaterial to our overall financial position, and therefore, we have limited exposure to repatriating funds back to the U.S.

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

There has been no change in our internal control over financial reporting during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.  Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition and results of operations.

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

The Merger Agreement generally requires us to use commercially reasonable efforts to, and cause each of our subsidiaries to use commercially reasonable efforts to, conduct our operations in all material respects in the ordinary course of business consistent with past practice pending consummation of the proposed Merger and restricts us, without Parent’s consent, from taking certain specified actions until the proposed Merger is completed.  These restrictions may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments, pursue alternative business opportunities or strategic transactions, undertake significant capital projects, undertake significant financing transactions, modify our lease arrangements and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would constitute appropriate changes to our business and help us attain our financial and other goals, and, as a result, these restrictions may impact our financial condition and results of operations.

Employee retention, motivation and recruitment may be challenging before the completion of the proposed Merger, as employees and prospective employees may experience uncertainty about their future roles with the company following the consummation of the proposed Merger. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the company following the consummation of the proposed Merger, or if an insufficient number of employees is retained to maintain effective operations, our business, financial condition and results of operations could be adversely affected.

The proposed Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our business, financial condition and results of operations.  Parties with which we have business relationships, including customers and suppliers, may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions concerning our products or services, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.  Customers, suppliers, vendors, lenders and other business partners may also seek to change existing agreements with us as a result of the proposed Merger.  Any such delay or deferral of those decisions or changes in existing agreements could adversely impact our business, regardless of whether the proposed Merger is ultimately consummated.  The consummation of the proposed Merger may adversely affect our relationship with our customers, vendors, suppliers, lenders or other business partners.

The pursuit of the proposed Merger and the preparation for the integration may place a significant burden on management and internal resources.  The diversion of management’s time, efforts, resources and attention away from day-to-day business concerns that could have been otherwise beneficial to us could adversely affect our business, financial condition and results of operations.

We could also be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the proposed Merger or result in significant costs and expenses.  It is possible that the stockholders of either party may file lawsuits challenging the proposed Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our Board as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the proposed Merger on the agreed-upon terms, such an injunction may delay the consummation of the proposed Merger in the expected timeframe, or may prevent the proposed Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business. In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on the market price of shares of our common stock, as well as our business, financial condition and results of operations.

The proposed Merger is expected to close in the fourth quarter of our 2019 fiscal year, subject to possible extension under circumstances described in the Merger Agreement.  However, we cannot be certain when or if the conditions for the proposed Merger will be satisfied or (if permissible under applicable law) waived in a timely manner or at all.  The proposed Merger cannot be completed until the conditions to closing, many of which are not within our control, are satisfied or (if permissible under applicable law) waived, including (a) obtaining the Company Stockholder Approval (as defined in the Merger Agreement), (b) the expiration or termination of the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (c) the absence of any law, order, injunction or decree by any governmental entity rendering the proposed Merger illegal, or prohibiting, enjoining, restraining or otherwise preventing the proposed Merger, (d) the compliance by the parties in all material respects with their respective covenants contained in the Merger Agreement, (e) the accuracy of the representations and warranties of the parties contained in the Merger Agreement (generally subject to certain materiality or material adverse effect qualifiers) and (f) other customary closing conditions.  If we and Parent are unable to obtain these approvals and/or satisfy these conditions, we may be unable to consummate the proposed Merger and the Merger Agreement could be terminated. As a result, there can be no assurance that the various closing conditions will be satisfied or waived and the proposed Merger will be completed or will not result in the abandonment or delay of the proposed Merger or, even if satisfied, that no event of termination of the Merger Agreement will take place.

If the proposed Merger is not consummated, under certain circumstances, we may be required to pay Parent a termination fee equal to $30,900,000.00 upon termination of the Merger Agreement or within twelve (12) months of termination of the Merger Agreement.  If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.  Although the Company may, in certain circumstances, seek recourse against Parent under the Merger Agreement for the Parent Termination Fee (as defined in the Merger Agreement) or for certain damages, there can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent.  In the event that the proposed Merger is not completed for any reason, the holders of shares of our common stock will not receive any payment for their shares in connection with the proposed Merger.  Instead, the Company will remain an independent public company and holders of shares of our common stock will continue to own such shares.

In addition, if the proposed Merger is not completed, the share price of our common stock would likely decline to the extent that the current market price of shares of our common stock reflects an assumption that the proposed Merger will be completed.

Additionally, if the proposed Merger is not consummated in a timely manner or at all, any disruptions to or other adverse effects on our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, financing sources, vendors, suppliers and employees, could occur, continue or accelerate in the event of a failed transaction, including due to:

•	negative reactions from financial markets and a decline in the price of shares of our common stock;
•	negative reactions from employees, customers, suppliers or other third parties;
•	the diversion of management’s focus from pursuing other opportunities that could have been beneficial to us;
•	higher than anticipated costs of pursuing the proposed Merger; or
•	changed perceptions about our competitive position, our management, our liquidity or other aspects of our business.

If the proposed Merger is not completed, there can be no assurance that these risks will not materialize and will not adversely affect the price of shares of our common stock or our business, financial condition or results of operations.  Investors should not place undue reliance on the consummation of the proposed Merger.  The historical share price of our common stock has experienced significant volatility.  We cannot predict or give any assurances as to the market price of our common stock at any time before or after the completion of the proposed Merger.

Also, we have incurred and will continue to incur other significant costs, expenses and fees for professional services, such as legal, financial and accounting fees, and other transaction costs in connection with the proposed Merger, and a material portion of these expenses are payable by us whether or not the proposed Merger is completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.  If the proposed Merger is not completed, we will have received little or no benefit from such expenses.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to (a) continue to engage in discussions, solicitations or negotiations regarding a Competing Proposal (as defined in the Merger Agreement), (b) initiate, solicit, knowingly encourage or knowingly facilitate a Competing Proposal, (c) furnish any non-public information regarding us to any third person in connection with or in response to a Competing Proposal or (d) participate in any discussions or negotiations with any third person with respect to a Competing Proposal.  In addition, before our Board withdraws, qualifies or modifies its recommendation of the proposed Merger or terminates the Merger Agreement to enter into a definitive agreement with respect to a competing transaction, Parent generally has an opportunity to offer to modify the terms of the proposed Merger.  In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee equal to $30,900,000.00.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the per share consideration payable upon consummation of the proposed Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth repurchases of our common stock during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
Apr 1 - 30, 2019	623,603	$20.13	623,603	$12,219,342
May 1 - 31, 2019	188,909	$22.78	188,909	$170,697,229
Jun 1 - 30, 2019	170,384	$22.87	170,384	$166,800,684
Total	982,896	$21.11	982,896	$166,800,684

(a)	On April 18, 2019, our Board amended the existing program, allowing for the repurchase of up to $175.0 million of our common stock effective as of May 1, 2019 through December 31, 2021.

Item 6.	Exhibits.

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit No.	Description

101

Interactive Data File.

101.INS  XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. 101.SCH  XBRL Taxonomy Extension Schema Document101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document101.DEF  XBRL Taxonomy Extension Definition Linkbase Document101.LAB  XBRL Taxonomy Extension Label Linkbase Document101.PREXBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navigant Consulting, Inc.

By:	/s/ JULIE M. HOWARD
Julie M. Howard
Chairman and Chief Executive Officer

By:	/s/ STEPHEN R. LIEBERMAN
Stephen R. Lieberman
Executive Vice President and Chief Financial Officer

Date: August 2, 2019